Form 10-Q
period 1995-01-31
THOR INDUSTRIES INC
filed 1995-03-13
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q
                               ---------

             QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  January 31, 1995    COMMISSION FILE NUMBER  1-9235
                   ----------------                            ------


                         THOR INDUSTRIES, INC.
- - -------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


               Delaware                        93-0768752
   -------------------------------         ----------------
   (State of other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification No.)


   419 West Pike Street, Jackson Center, OH                   45334
   ----------------------------------------                 ----------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (513) 596-6849
- - ---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes     X                      No
                   -------                       -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at 1/31/95
                  -----                 ----------------------
           Common stock, par value          8,911,708 shares
                $.10 per share

                THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                ASSETS
                                ------
                                                       (Unaudited)
                                                       -----------
                                                     January 31, 1995  July 31, 1994
                                                     ----------------  -------------
Current assets:
   Cash and cash equivalents                            $5,355,301      $13,563,673
   Accounts receivable:
     Trade                                              34,840,878       37,899,248
     Other                                                 779,581          783,628
   Inventories                                          58,516,220       47,879,742
   Prepaid expenses                                      2,000,489        1,922,821
                                                       -----------      -----------
     Total current assets                              101,492,469      102,049,112
                                                       -----------      -----------
Property:
   Land                                                  1,049,676          981,596
   Buildings and improvements                            8,717,963        7,500,360
   Machinery and equipment                              11,757,902       10,687,411
                                                        ----------       ----------
     Total cost                                         21,525,541       19,169,367
   Accumulated depreciation and amortization             8,618,534        7,810,159
                                                        ----------       ----------
     Property, net                                      12,907,007       11,359,208
                                                        ----------       ----------
Other assets:
   Goodwill                                             15,551,371       15,855,565
   Non compete                                           5,035,641        5,452,089
   Trademarks                                            2,954,174        3,104,174
   Other                                                 4,459,037        4,625,676
                                                        ----------       ----------
     Total other assets                                 28,000,223       29,037,504
                                                        ----------       ----------

TOTAL ASSETS                                          $142,399,699     $142,445,824
                                                      ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
   Notes payable                                        $7,600,000      $         -
   Accounts payable                                     17,399,618       25,196,395
   Accrued liabilities:
     Taxes                                                       -        1,854,428
     Compensation and related items                      7,059,490       11,777,688
     Product warranties                                  4,039,457        4,004,992
     Other                                               2,839,548        2,660,704
                                                        ----------       ----------
        Total current liabilities                       38,938,113       45,494,207
                                                        ----------       ----------

Other liabilities                                        1,128,632        1,028,632

Stockholders' equity:
   Common stock - authorized 10,000,000 shares;
    issued 9,099,247 shares @ 1/31/95 and 9,099,247
    shares @ 7/31/94; par value of $.10 per share          909,925          909,925
   Additional paid in capital                           25,105,120       25,105,120
   Foreign currency translation                        (1,093,040)        (928,454)
   Retained earnings                                    79,322,236       71,865,542
   Cost of treasury shares 187,539 shares @ 1/31/95;
    142,739 shares @ 7/31/94                           (1,911,287)      (1,029,148)
                                                       -----------      -----------
     Total stockholders' equity                        102,332,954       95,922,985
                                                       -----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $142,399,699     $142,445,824
                                                      ============     ============


See notes to consolidated financial statements

                THOR INDUSTRIES, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED INCOME
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1995 AND 1994
  -------------------------------------------------------------------



                              THREE MONTHS ENDED JANUARY 31   SIX MONTHS ENDED JANUARY 31
                              -----------------------------   ---------------------------
                                     1995         1994             1995          1994
                                     ----         ----             ----          ----
Net sales                       $114,369,627  $90,782,735     $253,539,482  $218,985,151

Cost of products sold            101,074,660   78,639,910      220,808,887   189,092,540
                                 -----------   ----------      -----------   -----------
Gross profit                      13,294,967   12,142,825       32,730,595    29,892,611

Selling, general, and
  administrative expenses          9,426,671    8,574,851       19,428,820    17,168,209
                                   ---------    ---------       ----------    ----------
Operating income                   3,868,296    3,567,974       13,301,775    12,724,402

Interest income                      128,761       93,512          294,692       194,194

Interest expense                   (104,133)     (58,684)        (132,229)     (131,952)

Other expense                      (283,508)    (138,560)        (406,505)     (193,816)
                                   ---------    ---------        ---------     ---------
Income before income taxes         3,609,416    3,464,242       13,057,733    12,592,828

Provision for income taxes         1,400,997    1,499,772        5,065,842     5,278,928
                                   ---------    ---------        ---------     ---------
Net income                        $2,208,419   $1,964,470       $7,991,891    $7,313,900
                                  ==========   ==========       ==========    ==========


Average common shares outstanding  8,917,965    8,897,255        8,925,606     8,895,436
                                   ---------    ---------        ---------     ---------

Earnings per common share               $.25         $.22             $.90          $.82
                                        ====         ====             ====          ====

Dividends paid per common share         $.03         $.03             $.06          $.06
                                        ====         ====             ====          ====


See notes to consolidated financial statements

                THOR INDUSTRIES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
          FOR THE SIX MONTHS ENDED JANUARY 31, 1995 AND 1994
          --------------------------------------------------


                                                  (Unaudited)
                                                  -----------
                                                      1995          1994
                                                      ----          ----
Cash flows from operating activities:
Net income                                        $7,991,891   $7,313,900
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                         953,906      869,758
Amortization                                       1,340,640    1,339,776

Changes in non cash assets and liabilities
- - ------------------------------------------
Accounts receivable                                3,041,287      421,115
Inventories                                     (10,706,314)  (3,189,992)
Prepaid expenses and other                         (433,517)    (277,791)
Accounts payable                                 (7,785,105)  (4,092,553)
Accrued liabilities                              (6,250,167)  (3,506,266)
                                                ------------  -----------
Net cash used in operating activities           (11,847,379)  (1,122,053)
- - -------------------------------------           ------------  -----------

Cash flows from investing activities:
Purchase of property, plant & equipment          (2,488,121)  (1,642,393)
Disposals of property, plant & equipment              30,794       31,300
                                                 -----------  -----------
Net cash used in investing activities            (2,457,327)  (1,611,093)
- - -------------------------------------            -----------  -----------

Cash flows from financing activities:
Cash dividends                                     (535,197)    (533,718)
Net proceeds from notes payable                    7,600,000    1,106,000
Purchase of treasury stock                         (882,139)            -
Proceeds from issuance of common stock                     -       58,051
                                                   ---------      -------
Net cash provided by financing activities          6,182,664      630,333
- - -----------------------------------------          ---------      -------

Effect of exchange rate changes on cash             (86,330)    (284,515)
                                                 -----------  -----------
Net decrease in cash and equivalents             (8,208,372)  (2,387,328)
Cash and equivalents, beginning of year           13,563,673   10,615,450
                                                  ----------   ----------
Cash and equivalents, end of period               $5,355,301   $8,228,122
                                                  ==========   ==========

Supplemental cash flow information:
Income taxes paid                                 $5,579,081   $5,204,408
Interest paid                                        132,229      131,952




See notes to consolidated financial statements

                  MANAGEMENT DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                         ---------------------





Quarter Ended January 31, 1995 vs.
   Quarter Ended January 31, 1994
- - ---------------------------------

Net sales for the quarter totaled $114,369,627, up 26% from $90,782,735 in the same period last year. Primarily as a result of higher sales, income before income taxes rose 4.2% to $3,609,416 compared to $3,464,242 in the same period last year.

Recreation vehicle revenues of $91,968,047 were 27.4% higher than last year and were 80.4% of total company revenues compared to 79.5% last year. Bus product revenues of $22,401,580 were 20.7% higher than last year and were 19.6% of total company revenues compared to 20.5% last year.

Manufacturing gross profit decreased to 11.6% of sales from 13.4% last year. This decrease in gross margin percentage was due primarily to increased material cost and highly competitive product pricing.

Operating income totaled $3,868,296, up 8.4% from $3,567,974 in the same period last year. Selling and administrative expenses decreased as a percentage of sales from 9.4% to 8.2% due primarily to increased revenues.

Interest income increased by $35,249 and interest expense increased by $45,449 due to increased interest rates and increases in short term borrowings respectively.

The combined income tax rate was 38.8% compared to 43.3% last year. This decrease is due primarily to favorable utilization of foreign tax credits.


Six Months Ended January 31, 1995 vs.
   Six Months Ended January 31, 1994
- - ------------------------------------

Net sales for the six months totaled $253,539,482, up 15.8% from $218,985,151 in the same period last year. Primarily as a result of higher sales, income before income taxes rose 3.7% to $13,057,733 compared to $12,592,828 in the same period last year.

Recreation vehicle revenues of $208,957,107 were 15.7% higher than last year and were 82.4% of total company revenues compared to 82.5% last year. Bus product revenues of $44,582,372 were 16.2% higher than last year and were 17.6% of total company revenues compared to 17.5% last year.

Manufacturing gross profit decreased to 12.9% of sales from 13.7% last year. This decrease in gross margin percentage was due primarily to increased material cost and highly competitive product pricing.

Operating income totaled $13,301,775, up 4.5% from $12,724,402 in the same period last year. Selling and administrative expenses decreased as a percentage of sales from 7.8% to 7.7% due primarily to increased revenues.

Interest income increased by $100,498 and interest expense increased by $277 due to higher interest rates.

The combined income tax rate was 38.8% compared to 41.9% last year. This decrease is due primarily to favorable utilization of foreign tax credits.

                  MANAGEMENT DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                         ---------------------

                              (Continued)




Financial Condition and Liquidity
- - ---------------------------------

As of January 31, 1995, Thor had $5,355,301 in cash and cash equivalents, compared to $13,563,673 on July 31, 1994.

Working capital at January 31, 1995 was $62,554,356 compared to $56,554,905 at July 31, 1994. Inventory valued at current cost at January 31, 1995 exceeded the LIFO inventory by $1,747,852.

The Company currently has a $20,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under this line as of January 31, 1995 was $7,600,000 The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates at or below prime and expires on November 30, 1995. The Company had no long term debt as of January 31, 1995.

The Board of Directors authorized the Chairman or Vice Chairman to purchase, from time to time, up to $5 million of Thor common stock in the open market or other transactions, at their discretion. Such repurchase may be suspended at any time without notice.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1995.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------



1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated operating results for such unaudited periods.


2. Major classifications of inventories are:

                                 (Unaudited)
                                 -----------
                              January 31, 1995   July 31, 1994
                              ----------------   -------------
     Raw materials              $39,996,810       $34,487,270

     Work in process             10,814,936        11,008,602

     Finished goods               9,452,326         3,976,722
                                 ----------        ----------
        Total                    60,264,072        49,472,594

     Less excess of FIFO costs
            over LIFO costs       1,747,852         1,592,852
                                -----------       -----------
     Total inventories          $58,516,220       $47,879,742
                                ===========       ===========


                                PART II

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Annual Meeting of Shareholders on December 5, 1994

         Matters Voted on by Shareholders:
         ---------------------------------

          1.)  Election of Director:  Alan Siegel

          2.)  Amendment to Company's Restated Certificate of
               Incorporation increasing authorized shares of common stock.

          3.) Approval and ratification on an indemnity agreement between the Company and its Directors and Officers.

         Results of Voting by Shareholders:
         ----------------------------------
                         For        Against      Abstain
                         ---        -------      -------
             Item 1  7,426,969      127,504      10,927
             Item 2  6,074,266    1,369,221     121,913
             Item 3  7,020,251      293,867     251,282

                              SIGNATURES
                              ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   THOR INDUSTRIES, INC.
                                         (Registrant)





DATE     3/7/95                    Wade F.B. Thompson
      ------------------           -----------------------------------

                                   Wade F. B. Thompson
                                   Chairman of the Board, President
                                   and Chief Executive Officer






DATE     3/7/95                    Walter L. Bennett
      ------------------           -----------------------------------

                                   Walter L. Bennett
                                   Senior Vice President
                                   Secretary (Chief Accounting Officer)