Form 10-Q
period 1995-04-30
THOR INDUSTRIES INC
filed 1995-06-06
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q
                                      ---------

                    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 1995      COMMISSION FILE NUMBER  1-9235
                   --------------                              ------


                                THOR INDUSTRIES, INC.
- -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


              Delaware                                93-0768752
  -------------------------------                  ----------------
  (State of other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)


  419 West Pike Street, Jackson Center, OH                    45334
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (513) 596-6849
- ---------------------------------------------------   --------------

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

                 Class                  Outstanding at 4/30/95
                 -----                  ----------------------
         Common stock, par value           8,911,708 shares
              $.10 per share










                       THOR INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------

                                       ASSETS
                                       ------
                                                       (Unaudited)
                                                       -----------
                                                      April 30, 1995        July 31, 1994
                                                      --------------        -------------
Current assets:
  Cash and cash equivalents                             $6,632,571           $13,563,673
  Accounts receivable:
     Trade                                              45,526,894            37,899,248
     Other                                                 539,815               783,628
  Inventories                                           60,332,053            47,879,742
  Prepaid expenses                                       2,732,218             1,922,821
                                                         ---------             ---------
     Total current assets                              115,763,551           102,049,112
                                                       -----------           -----------
Property:
  Land                                                   1,058,114               981,596
  Buildings and improvements                             9,183,055             7,500,360
  Machinery and equipment                               13,245,304            10,687,411
                                                        ----------            ----------
     Total cost                                         23,486,473            19,169,367
  Accumulated depreciation and amortization              9,126,685             7,810,159
                                                         ---------             ---------
     Property, net                                      14,359,788            11,359,208
                                                        ----------            ----------
Other assets:
  Goodwill                                              15,972,201            15,855,565
  Non compete                                            6,116,584             5,452,089
  Trademarks                                             2,879,174             3,104,174
  Other                                                  4,525,152             4,625,676
                                                         ---------             ---------
     Total other assets                                 29,493,111            29,037,504
                                                        ----------            ----------

TOTAL ASSETS                                          $159,616,450          $142,445,824
                                                      ============          ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $8,870,000           $         -
  Accounts payable                                      25,530,366            25,196,395
  Accrued liabilities:
     Taxes                                                       -             1,854,428
     Compensation and related items                      9,558,647            11,777,688
     Product warranties                                  4,583,760             4,004,992
     Other                                               3,600,801             2,660,704
                                                         ---------             ---------
       Total current liabilities                        52,143,574            45,494,207
                                                        ----------            ----------

Other liabilities                                        1,178,632             1,028,632

Stockholders' equity:
  Common stock - authorized 10,000,000 shares;
     issued 9,099,247 shares @ 4/30/95 and 9,099,247
     shares @ 7/31/94; par value of $.10 per share         909,925               909,925
  Additional paid in capital                            25,105,120            25,105,120
  Foreign currency translation                           (609,889)             (928,454)
  Retained earnings                                     82,800,375            71,865,542
  Cost of treasury shares 187,539 shares @ 4/30/95;
     142,739 shares @ 7/31/94                          (1,911,287)           (1,029,148)
                                                       -----------           -----------
     Total stockholders' equity                        106,294,244            95,922,985
                                                       -----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $159,616,450          $142,445,824
                                                      ============          ============




See notes to consolidated financial statements


                       THOR INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED INCOME
         FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1995 AND 1994
         ------------------------------------------------------------------

                                     THREE MONTHS ENDED APRIL 30    NINE MONTHS ENDED APRIL 30
                                     ---------------------------    --------------------------
                                          1995           1994          1995           1994
                                          ----           ----          ----           ----
Net sales                            $163,081,543   $128,959,282   $416,621,025   $347,944,433

Cost of products sold                 145,390,075    113,139,792    366,198,962    302,232,332
                                      -----------    -----------    -----------    -----------
Gross profit                           17,691,468     15,819,490     50,422,063     45,712,101

Selling, general, and
  administrative expenses              11,491,583     10,237,942     30,920,403     27,406,151
                                       ----------     ----------     ----------     ----------

Operating income                        6,199,885      5,581,548     19,501,660     18,305,950

Interest income                           199,900         69,069        494,592        263,263

Interest expense                        (117,350)       (70,356)      (249,579)      (202,308)

Other income (expense)                      7,323       (49,181)      (399,182)      (242,997)
                                            -----       --------      ---------      ---------

Income before income taxes              6,289,758      5,531,080     19,347,491     18,123,908

Provision for income taxes              2,544,290      2,058,810      7,610,132      7,337,738
                                        ---------      ---------      ---------      ---------

Net income                             $3,745,468     $3,472,270    $11,737,359    $10,786,170
                                       ==========     ==========    ===========    ===========



Average common shares outstanding       8,911,708      8,932,028      8,921,075      8,907,365
                                        ---------      ---------      ---------      ---------


Earnings per common share                    $.42           $.39          $1.32          $1.21
                                             ====           ====          =====          =====


Dividends paid per common share              $.03           $.03           $.09           $.09
                                             ====           ====           ====           ====



See notes to consolidated financial statements


                       THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                  FOR THE NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                  -------------------------------------------------


                                                   (Unaudited)
                                                   -----------
                                                       1995             1994
                                                       ----             ----
Cash flows from operating activities:
Net income                                         $11,737,359      $10,786,170
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                         1,469,633        1,337,518
Amortization                                         2,026,450        2,010,096

Changes in non cash assets and liabilities
Accounts receivable                                (5,607,293)      (7,620,975)
Inventories                                        (9,890,000)      (3,574,848)
Prepaid expenses and other                         (1,321,151)      (2,001,251)
Accounts payable                                     (839,695)        (592,272)
Accrued liabilities                                (2,800,423)        (508,571)
                                                   -----------        ---------

Net cash used in operating activities              (5,225,120)        (164,133)
                                                   -----------        ---------

Cash flows from investing activities:
Purchase of property, plant & equipment            (3,986,881)      (2,946,075)
Disposals of property, plant & equipment                92,688           79,329
Acquisitions-net of cash acquired                  (5,123,698)                -
                                                   -----------      -----------

Net cash used in investing activities              (9,017,891)      (2,866,746)
                                                   -----------      -----------

Cash flows from financing activities:
Cash dividends                                       (802,526)        (801,963)
Net proceeds from (payments of) notes payable        8,870,000         (54,000)
Purchase of treasury stock                           (882,139)                -
Proceeds from issuance of common stock                       -          972,901
                                                     ---------          -------

Net cash provided by financing activities            7,185,335          116,938
                                                     ---------          -------

Effect of exchange rate changes on cash                126,574        (449,729)
                                                       -------        ---------

Net decrease in cash and equivalents               (6,931,102)      (3,363,670)
Cash and equivalents, beginning of year             13,563,673       10,615,450
                                                    ----------       ----------
Cash and equivalents, end of period                 $6,632,571       $7,251,780
                                                    ==========       ==========

Supplemental cash flow information:
Income taxes paid                                   $7,908,649       $6,887,966
Interest paid                                          249,579          202,308



See notes to consolidated financial statements



                         MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                ---------------------





Quarter Ended April 30, 1995 vs.
  Quarter Ended April 30, 1994
- ------------------------------

Net sales for the quarter totaled $163,081,543, up 26.5% from $128,959,282 in the same period last year. Primarily as a result of higher sales, income before income taxes rose 13.7% to $6,289,758 compared to $5,531,080 in the same period last year.

Recreation vehicle revenues of $138,408,832 were 21.3% higher than last year and were 84.9% of total company revenues compared to 88.5% last year. Bus product revenues of $24,672,711 were 66.5% higher than last year and were 15.1% of total company revenues compared to 11.5% last year.

Manufacturing gross profit decreased to 10.8% of sales from 12.3% last year. This decrease in gross margin percentage was due primarily to increased material cost and highly competitive product pricing.

Operating income totaled $6,199,885, up 11.1% from $5,581,548 in the same period last year. Selling and administrative expenses decreased as a percentage of sales from 7.9% to 7.0% due primarily to increased revenues.

Interest income increased by $130,831 and interest expense increased by $46,994 due to increased interest rates and increases in short term borrowings respectively.

The combined income tax rate was 40.5% compared to 37.2% last year. Last year's rates reflected recording of favorable tax exam settlements.

Nine Months Ended April 30, 1995 vs.
  Nine Months Ended April 30, 1994
- ----------------------------------

Net sales for the nine months totaled $416,621,025, up 19.7% from $347,944,433 for the same period last year. Primarily as a result of higher sales, income before income taxes rose 6.8% to $19,347,491 compared to $18,123,908 in the same period last year.

Recreation vehicle revenues of $347,365,939 were 17.8% higher than last year and were 83.4% of total company revenues compared to 84.7% last year. Bus product revenues of $69,255,086 were 30.2% higher than last year and were 16.6% of total company revenues compared to 15.3% last year.

Manufacturing gross profit decreased to 12.1% of sales from 13.1% last year. This decrease in gross margin percentage was due primarily to increased material cost and highly competitive product pricing.

Operating income totaled $19,501,660, up 6.5% from $18,305,950 in the same period last year. Selling and administrative expenses decreased as a percentage of sales from 7.9% to 7.4% due primarily to increased revenues.

Interest income increased by $231,329 and interest expense increased by $47,271 due to increased interest rates and increase in short-term borrowings respectively.

The combined income tax rate was 39.3% compared to 40.5% last year. This decrease is due primarily to favorable utilization of foreign tax credits.






                         MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                ---------------------

                                     (Continued)




Financial Condition and Liquidity
- ---------------------------------

As of April 30, 1995, Thor had $6,632,571 in cash and cash equivalents, compared to $13,563,673 on July 31, 1994.

Working capital at April 30, 1995 was $63,619,977 compared to $56,554,905 at July 31, 1994. Inventory valued at current cost at April 30, 1995 exceeded the LIFO inventory by $1,840,852.

The Company currently has a $20,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under this line as of April 30, 1995 was $8,870,000 The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates at or below prime and expires on November 30, 1995. The Company had no long term debt as of April 30, 1995.

On March 1, 1995, the Company purchased for cash certain assets and liabilities of Skamper Corporation, and on March 27, 1995, the Company purchased for cash certain assets of Lake Capital Corporation doing business as Komfort Trailers. The revenues and income of each entity is reflected in the statements of consolidated income and consolidated balance sheets of Thor Industries from time of acquisition forward.

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


2. Major classifications of inventories are:

                                   (Unaudited)
                                   -----------
                                 April 30, 1995        July 31, 1994
                                 --------------        -------------

     Raw materials                 $42,842,300          $34,487,270

     Work in process                 9,832,885           11,008,602

     Finished goods                  9,497,720            3,976,722
                                     ---------            ---------

        Total                       62,172,905           49,472,594
     Less excess of FIFO costs
            over LIFO costs          1,840,852            1,592,852
                                     ---------            ---------

     Total inventories             $60,332,053          $47,879,742
                                   ===========          ===========







                                       PART II


                                     No Reports
                                     ----------









                                     SIGNATURES
                                     ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   THOR INDUSTRIES, INC.
                                        (Registrant)





DATE        6/5/95                 Wade F.B. Thompson
      ------------------           --------------------------------------
                                   Wade F. B. Thompson
                                   Chairman of the Board, President
                                   and Chief Executive Officer




DATE        6/5/95                 Walter L. Bennett
      ------------------           --------------------------------------
                                   Walter L. Bennett
                                   Senior Vice President
                                   Secretary (Chief Accounting Officer)