Form 10-K
period 1995-07-31
THOR INDUSTRIES INC
filed 1995-10-27
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                               ---------
                               FORM 10-K
                               ---------
         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
For the fiscal year ended July 31, 1995, Commission File Number 1-9235
                         THOR INDUSTRIES, INC.
                         ---------------------
        (Exact name of registrant as specified in its charter)
           Delaware                                      93-0768752
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

419 W. Pike Street, Jackson Center, Ohio                 45334
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (513) 596-6849

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                  Name of each exchange on which registered:
Common Stock (par value $.10)         New York Stock Exchange
-----------------------------         -----------------------
Securities registered pursuant to Section 12(g) of the Act:  None

------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.
Yes      X         No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X

The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on October 13, 1995, was $79,855,389 based upon closing price on the New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 20, 1995, was 8,896,008.

Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 4, 1995, are incorporated by reference in Part III.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
Thor Industries, Inc. ("Thor"), founded in 1980, produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada.

The Company's principal operating subsidiaries are Airstream, Inc. ("Airstream"); Dutchmen Manufacturing, Inc. ("Dutchmen"); Four
Winds International, Inc. ("Four Winds "); Thor Industries of Pennsylvania, Inc. ("Thor PA"); Thor Industries West, Inc. ("Thor West");
Komfort Corp. ("Komfort"); Skamper Corp. ("Skamper"); Aero
Manufacturing ("Aero"); Electra Manufacturing ("Electra"); Citair, Inc. ("Citair"); EBC, Inc. ("ElDorado Bus"); NCC Acquisition, Inc.
("National") and General Coach America, Inc. ("GCA"). The Company's bus subsidiaries, ElDorado Bus, National, and GCA operate under the name ElDorado National ("ElDorado National").

The Company, a Delaware corporation, is the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980.
Its principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334, and its telephone number is (513) 596-6849.

AIRSTREAM
Airstream manufactures and sells premium and medium-high-priced travel trailers and motorhomes under the trade names "Airstream," "Classic," "Sovereign" and "Land Yacht". Airstream "Classic" vehicles are distinguished by their rounded shape and bright aluminum finish and, in management's judgment, constitute the most recognized product in the industry. Airstream, responding to the demands of the market for a lower-cost product, also manufactures and sells the "Land Yacht" motorhome.

DUTCHMEN
In May, 1991, the Company acquired the business and assets of Dutchmen. Dutchmen manufactures conventional travel trailers and fifth wheels at its Goshen and Middlebury, Indiana, facilities. In its seven years of existence, Dutchmen has become the second travel trailer and fifth wheel manufacturer in the United States due to its reputation for building a quality product sold at a low price. It has expanded into the manufacture of folding camping trailers, which have been the fastest growing industry segment in the last two years, and recently expanded into the laminated fifth-wheel trailer business with its "Signature" series.

AERO
Aero Manufacturing started building and selling lightweight, European-styled travel trailers designed for towing behind cars, mini vans and sport utility vehicles, at its newly acquired Syracuse, Indiana Plant.

ELECTRA
Electra Manufacturing started building and selling aluminum-framed travel trailers and fifth wheels at its newly purchased Cassopolis, Michigan facility. Its Park Avenue series is an upgraded, laminated fifth wheel and is built in Bristol, Indiana.

FOUR WINDS
Consistent with its strategy of broadening its product line through the acquisition of growth companies, and of offering RVs in high-volume, lower-priced categories, the Company purchased Four Winds on June 1, 1992. Four Winds primarily manufactures conventional Class C motorhomes and, to a lesser extent, Class A motorhomes. Its products are sold under the "Four Winds,"
"Hurricane," "Dutchmen" and "Chateau" trade names.

THOR PA
Thor PA is a manufacturer of travel trailers and fifth wheels in the eastern United States. Thor PA sells moderate- and lower-priced products in both the United States and Canada under the trade names "Citation" and "Chateau."

THOR WEST
Thor West manufactures and sells moderately-priced Class A motorhomes under the trade names "Pinnacle," "Columbus," and "Residency." Thor West is located in California, the nation's largest motorhome market.

CITAIR
Citair is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels and motorhomes. Citair operates in Canada under the name "General Coach" and produces Class C motorhomes, travel trailers and fifth wheels under the trade names "Citation" and "Corsair." Its manufacturing facilities are located in Hensall, Ontario, and Oliver, B.C.

KOMFORT
In April, 1995, the Company acquired the business and assets of Komfort Trailer, Milwaukie, Oregon, for cash. Komfort manufacturers travel trailers and fifth wheels and sells primarily in the western U.S. and western Canada. It had sales last year of approximately $17 million.

SKAMPER
In March, 1995, the Company acquired the business and assets of Skamper Corporation, Bristol, Indiana, a manufacturer of folding camping trailers and travel trailers, for cash. Skamper had sales last year of approximately $14 million.

BUSES-ELDORADO NATIONAL
In September, 1988, the Company acquired the small and mid-size bus product line of ElDorado Motor Corporation. ElDorado Bus is a manufacturer of small buses for mass transit, airport car rental and hotel/ motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations, and other uses.

On November 1, 1991, the Company acquired certain assets (primarily inventory and equipment) of National Coach Corporation. As a result of this acquisition, management believes the Company became the largest manufacturer of small and mid-size buses in North America, enabling it to offer small and mid-size buses in every category. The Company produces the "ELF," a low floor bus for easy accessibility, at its Brown City, Michigan, plant (General Coach America, Inc.).

PRODUCT LINE SALES SEGMENT
The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years.

                          1995            1994             1993
                                        ($000)
                        Amount     %     Amount     %      Amount     %
                        ------     -     ------     -      ------     -
Recreation vehicles   $ 468,999   83   $ 418,522   85    $ 356,708   87
Buses                    93,682   17      72,557   15       55,515   13
                         ------   --      ------   --       ------   --
Total Net Sales       $ 562,681  100   $ 491,079  100   $  412,223  100
                      =========  ===   =========  ===   ==========  ===

Further information concerning business segments is included in Note M of the Notes to the Consolidated Financial Statements.

RECREATIONAL VEHICLES:
The Company manufactures and sells a wide variety of RVs throughout the United States and Canada, as well as related parts and accessories. The Company maintains customer service centers for its Airstream and Thor West facilities. The Company also manufactures axles and suspension systems.

RV classifications are based upon standards established by Recreation
Vehicle Industry Association ("RVIA"). The principal types of RVs produced by the Company include conventional travel trailers, fifth wheels, fold-down camping trailers, Class A, Class B, and Class C motorhomes.

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. The Company produces "conventional," "fifth wheel" and "fold-down" travel trailers. Conventional and fold-down camping trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of the pickup truck. This allows for a bi-level floorplan and more living space than a conventional travel trailer.

Fold-down trailers are relatively small camping units designed for temporary living quarters. They are constructed with collapsible, screened sidewalls that fold inward for towing and are raised and extended for camping. Facilities are not as complete or extensive as in conventional travel trailers and fifth wheels.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver's area, kitchen, bathroom, and dining and sleeping areas. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Although they are not designed for permanent or semi-permanent living, motorhomes do provide comfortable living facilities for short periods of time.

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as General Motors or Ford. The living area and driver's compartment are designed, manufactured, and installed by the Company. Conventional Class C motorhomes are built on a Ford or General Motors small truck or van chassis which includes an engine, drive train components, and a finished cab section. The Company constructs a living area which has access to the driver's compartment and attaches it to the cab. The Company also produces a small number of Class B motorhomes which are essentially self-contained, converted vans.

Management believes its products are competitive, both in terms of price and quality, with those of its competitors in each category of the RV market.

PRODUCTION. In order to minimize finished inventory, the Company's RVs generally are produced to order. The Company's facilities are designed to provide efficient assembly line manufacturing of its products. The Company currently operates one production shift at all of its manufacturing facilities. The Company believes that its production facilities are sufficient for its current production levels. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees, adding additional shifts, or acquiring additional facilities.

The Company purchases in finished form many of the components used in the production of RVs. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass, and steel purchased from numerous suppliers. Chassis for the Company's Class A and Class C motorhomes are obtained primarily from General Motors and Ford. The Company believes that, except for chassis, substitute sources for raw materials and components are available with no material impact on the Company's operations. The Company is able to obtain the benefit of volume price discounts for many of its purchases of raw materials and components by centralized purchasing.

Generally, all of the Company's operating subsidiaries introduce new or improved lines or models of RVs each year. Changes typically include new sizes and floorplans, different decors or design features, and engineering improvements.

AXLES AND SUSPENSION SYSTEMS. The Company's subsidiary, Henschen Corp. ("Henschen"), fabricates rubber torsion axles and suspension systems for use in a wide range of recreation, industrial, and agricultural vehicles.

SEASONALITY. Since RVs are used primarily by vacationers and campers, the Company's sales of its RVs are seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, sales of RVs historically are lowest during the Company's second fiscal quarter, which ends January 31.

MARKETING AND DISTRIBUTION. The Company markets its RVs through independent dealers located throughout the U.S. and Canada. Each of the Company's RV subsidiaries maintains its own dealer organization, with few dealers carrying more than one product line offered by the Company. Presently there are approximately 600 dealers carrying the Company's products in the U.S. and Canada. The Company believes that close working relationships between its management personnel and the many independent dealers provide the Company with valuable information on customer preferences and the quality and marketability of the Company's products. Additionally, by maintaining substantially separate dealer networks for each of its subsidiaries, the Company's products are more likely to be competing against competitor's products in similar price ranges rather than the Company's other products.

Each of the Company's operating subsidiaries has an independent sales force to call on its dealers. The Company's operating subsidiaries have a total of 31 salesmen. The Company's most important sales promotions occur at the major RV shows for dealers which take place throughout the year at different locations across the country. The Company benefits from the RV awareness advertising and major marketing programs geared towards first-time buyers sponsored by RVIA in national print media and television. The Company engages in a limited amount of consumer-oriented advertising for its RVs, primarily through industry magazines, the distribution of product brochures, and direct mail advertising campaigns.

In its selection of dealers, the Company emphasizes the individual dealer's financial strength to maintain a sufficient inventory of the Company's products, as well as its reputation, experience, and ability to provide service. Many of the Company's dealers carry one or more competitor's line of RVs. Each operating company has sales agreements with its dealers and these agreements are subject to annual review. No single dealer accounted for more than 5% of the Company's consolidated net sales of RVs during the year.

Substantially all of the Company's sales to dealers are made on terms requiring cash on delivery or within 20 days thereafter. The Company generally does not finance dealer purchases. Most dealers are financed on a "floorplan" basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the RV industry, upon the request of a lending institution financing a dealer's purchase of the Company's products and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. Repurchase agreements provide that, for up to 12 months after a unit is financed and in the event of default by the dealer, the Company will repurchase the unit repossessed by the financing institution for the amount then due, which is usually less than 100% of dealer's cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the high resale value of the units which the Company would be required to repurchase. In the Company's experience, losses under repurchase agreements have not been significant and management believes any future losses under the agreements would not have a material adverse effect on the Company.

Thor entered the retail recreation vehicle financing business in April, 1994. Thor Credit Corporation is a captive finance company formed between Thor Industries and Ganis Corporation, a major national financial institution engaged in recreation vehicle financing.

WARRANTIES. The Company currently provides retail purchasers of its RVs with a limited warranty for one year (or 12,000 miles, if earlier, in the case of motorhomes) against defects in materials and workmanship, excluding only certain specified components which are separately warranted by the suppliers. These components include the chassis and engines of the Company's motorhomes, which are warranted by their manufacturers. Henschen warrants its axles for five years from the date of purchase.

BUS PRODUCTS:
The Company's line of small and mid-size buses are sold under the name ElDorado National. Its trade names include "Aerotech," "Escort FE," "Escort RE,"
"ELF," "Transmark," and "MST." The Company's line of small buses consists of airport shuttle buses, intra- and inter-urban mass transportation buses, and buses for tourist uses.

PRODUCTION. The Company's production facilities in Salina, Kansas; Chino, California; and Brown City, Michigan, are designed to provide efficient assembly-line manufacturing of its bus products. The vehicles are produced according to specific orders which are normally obtained by dealers. The Company also submits bids directly on certain contracts to major national customers such as Avis, Hertz, and transit agencies.

Some of the chassis, all of the engines and auxiliary units, and some of the seating and other components used in the production of buses are purchased in finished form. The Chino, California, facility assembles chassis for its rear-engine buses from industry-standard components and assembles the buses directly on the chassis.

The principal raw materials used in the manufacturing of buses are fiberglass, steel, aluminum, plywood, and plastic. Most of the raw materials and components needed are purchased from numerous suppliers. The Company purchases most of its bus chassis from Ford and Oshkosh and most of its engines from Cummins and Hercules. The Company believes that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on the Company's operations.

MARKETING AND DISTRIBUTION. The Company markets its complete product line through a network of 34 independent dealers in the United States and four independent distributors in Canada. The Company selects distributors using criteria similar to those used in selecting RV dealers. During fiscal 1995, two dealers accounted for an aggregate of 19% of the Company's net bus revenue, but not more than 4% of the Company's total consolidated net sales. The loss of these two distributors could have an adverse effect on the Company's bus business. The Company also sells its buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities.

Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.

WARRANTIES. The Company currently provides purchasers of its buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are warranted separately by suppliers. The Company provides a five-year or 75,000 mile warranty on the Company-assembled Body Structure of its "Aerotech" buses. Chassis and engines are warranted for one year or 12,000 miles by their manufacturers.

REGULATION
The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act and the safety standards for bus, RVs, and components, which have been promulgated thereunder by the Department of Transportation. Because of its sales in Canada, the Company is also governed by similar laws and regulations issued by the Canadian Government.

The Company is a member of RVIA, a voluntary association of RV manufacturers which promulgates RV safety standards. The Company places an RVIA seal on each of its RVs to certify that such standards have been met.

Both federal and state authorities have various environmental control standards relating to air, water, and noise pollution which affect the business and operation of the Company. For example, these standards, which are generally applicable to all companies, control the Company's choice of paints, discharge of air compressor waste water, and noise emitted by factories. The Company relies upon certifications obtained by chassis manufacturers with respect to compliance by the Company's vehicles with all applicable emission control standards.

The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration ("OSHA"). The Company's plants are periodically inspected by federal agencies, such as OSHA, concerned with health and safety in the work place, and by RVIA, to ensure that the Company's products comply with applicable governmental and industry standards.

The Company believes that its products and facilities comply in all material respects with applicable vehicle safety, environmental, RVIA, and OSHA regulations.

COMPETITION
The RV industry has been characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The RV market is intensely competitive with a number of other manufacturers selling products which compete directly with those of the Company. Competition in the industry is based upon price, design, value, quality, and service. The Company believes that the quality, design, and price of its products and the warranty coverage and service it provides is such that its products compete favorably for retail purchasers. The Company estimates that it is the second largest R.V. manufacturer.

The Company estimates that it has a 28% market share of the U.S. and Canadian small and mid-size bus market. Other competitors offer lines of buses which compete with all of the Company's products. Price, quality, and delivery are the primary competitive factors. As with its RVs, the Company believes that the quality, design, and price of its products, the warranty coverage and service it provides, and the loyalty of its customers is such that its products compare favorably with similarly priced products of its competitors.

TRADE NAMES AND PATENTS
The Company has registered United States and Canadian trade names or licenses under the trade names of others, covering the principal trade names and model lines under which its products are marketed. The Company is not dependent upon any patents or technology licenses in the conduct of its business.

EMPLOYEE RELATIONS
At July 31, 1995, the Company had approximately 2,688 employees in the United States and 257 in Canada. Of these 2,945 employees, 304 are salaried. Citair's and Thor PA's approximately 377 hourly employees are currently represented by certified labor organizations. Citair's and Thor PA's current labor agreements covering their operations expire at various times between September 1997 and August 1998. The Company's employees at other facilities are not represented by certified labor organizations. The Company believes it maintains a good working relationship with its employees.

RESEARCH AND DEVELOPMENT
During the fiscal years 1995, 1994, and 1993, the Company spent approximately $1,127,000, $799,000 and $444,000, respectively, on research and development activities.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES
Canadian sales from operations in Canada and export sales to Canada from United States operations amounted to approximately 4% and 4%, respectively, of the Company's total net sales to unaffiliated customers in fiscal year 1995. The Company's Canadian operations, which in the past had contributed a significant percentage of sales and profits, have declined both in absolute terms and as a percentage of the Company's overall revenue.

Further information concerning foreign operations is shown in Note M of the Notes to Consolidated Financial Statements.

ITEM 2. Properties
The Company owns or leases approximately 1,701,000 square feet of plant and office space. Management believes that the Company's present facilities, consisting primarily of steel clad, steel or wood frame, or masonry construction, and the machinery and equipment contained therein, are well maintained and in good condition. The Company believes that it would be able to obtain replacement premises at acceptable costs for its leased premises should its leases not be renewed.

The following table describes the location, number and size of the Company's facilities as of July 31, 1995.

FACILITIES

                                                                            Approximate
                                                               No.of       Building Area
Location                              Owned or Leased        Buildings      Square Feet
--------                              ---------------        ---------      -----------
RVs
Jackson Center, OH (Airstream) (1)          Leased               9              299,000

Jackson Center, OH (Henschen) (1)           Leased               2               90,000

Indianapolis, IN (7)                        Leased               1               40,000

Middleburg, PA (Thor PA)                     Owned               3              116,000

Hensall, Ontario, Canada (Citair)            Owned               1              100,000

Oliver, B.C., Canada (Citair)                Owned               1               55,000

Oliver, B.C., Canada (Citair) (8)           Leased               1               10,000

Ontario, CA (Thor West) (2)                 Leased               1              111,000

Middlebury, IN (Dutchmen) (3)               Leased               1               20,000

Goshen, IN (Dutchmen) (4)                   Leased               2               73,000

Goshen, IN (Dutchmen)                        Owned               3               91,000

Syracuse, IN (Dutchmen) (5)                 Leased               1               44,000

Syracuse, IN, (Aero)                         Owned               1               39,000

Bristol, IN (Dutchmen) (9)                  Leased               1               57,000

Bristol, IN (Skamper) (11)                  Leased               6              106,000

Elkhart, IN (Four Winds)                     Owned               3              180,000

Cassopolis, MI (Electra)                     Owned               2               32,000

Milwaukie, OR (Komfort) (12)                Leased               1               57,000

BUS PRODUCTS
Salina, KS (ElDorado National)               Owned               1               93,000

Chino, CA (ElDorado National) (6)           Leased               1               64,000

Brown City, MI (GCA) (10)                   Leased               1               24,000
                                                                --               ------
Total                                                           43            1,701,000
                                                                ==            =========

(1) Airstream locations are occupied under net subleases which expire in 2002. The Henschen location is occupied under a net sublease which expires in 1999.
(2) This location is occupied under a ten-year net lease with the right of first refusal if a sale is proposed by lessor. The lease expires in 2001 with an option to renew for two consecutive five-year terms.
(3) This location is occupied under a net lease which expires in 1996 with an option to renew for a five-year term.
(4) Each location is occupied under a net lease. One lease expires in 1996, with an option to extend for 5 years. One lease expires in 1998.
(5) This location is occupied under a net lease which expires in 1996 with an option to renew for a three year term.
(6) This location is occupied under a net lease which expires in 1997 with a 3-year renewal option.
(7) This location is occupied under a net lease which expires in 1997.
(8) This location is occupied under a net lease which expires in 1996.
(9) This location is occupied under a net lease which expires in 1998 with a 5-year renewal option.
(10) This location is occupied under a net lease which expires in 1996 with two additional one-year renewal options.
(11) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years
(12) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.

  ITEM 3. LEGAL PROCEEDINGS
The Company is involved in certain other litigation arising out of its operations in the normal course of business. The Company believes that no such litigation will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters submitted.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS
(a)  MARKET INFORMATION
The Company's Common Stock is traded on the New York Stock Exchange. Set forth below is the range of high and low prices for the common stock for each quarter during the Company's most recent fiscal years, as quoted in the New York Stock Exchange Monthly Market Statistics and Trading Reports.

                            Fiscal 1995       Fiscal 1994
                            -----------       -----------
                           High      Low     High      Low
First Quarter ...........$23.25   $19.25   $21.13   $16.63
Second Quarter ...........20.25    18.75    26.75    19.75
Third Quarter ............21.75    18.88    30.38    23.38
Fourth Quarter ...........23.25    18.75    26.88    19.13

(B)  HOLDERS
As of October 20, 1995, the number of record holders of the Company's common stock was 207.

(C)  DIVIDENDS
The Company paid quarterly dividends of $.03 a share during 1995 and previous years beginning in 1988. Effective April 27, 1992, the Company's Common stock was split 3-for-2. Since that date, the Company has declared quarterly dividends of $.03 per share on the split shares, thus increasing the dividend by 50%. Prior to 1988, no dividends had been paid. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors which the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                         Fiscal years ended July 31,
                                              1995       1994       1993       1992     1991
                                          --------------------------------------------------
Income statement data:                                ($000, except per share amounts)
Net sales ..............................  $562,681   $491,079   $412,223   $273,443 $140,853
Income before change in
accounting principle ...................    13,790     16,045     11,267      8,398      559
Change in accounting principle..........         -          -        561          -        -
Net income .............................    13,790     16,045     11,828      8,398      559
Earnings per common share:
Income before change in
accounting principle ...................      1.55       1.80       1.27       1.15      .08
Change in accounting principle .........         -          -        .06          -        -
Net income .............................      1.55       1.80       1.33       1.15      .08
Dividends per common share .............       .12        .12        .12        .09      .08
Balance sheet  data:
Total assets ...........................  $148,461   $142,446   $122,747   $124,246  $73,816

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Net sales in fiscal 1995 totaled $562,681,238, up 14.6% from $491,078,835 in fiscal 1994. Net income in fiscal 1995 totaled $13,789,687, versus $16,044,564 in 1994. Net income per common share was $1.55 in 1995 versus $1.80 in 1994.

The consolidated statements of income for the years ended July 31, 1995, 1994 and 1993 shown as a percentage of net sales are as follows:

                                             Fiscal years ended July 31,
                                            -----------------------------
                                             1995       1994        1993
                                            -----------------------------
Net sales ............................      100.0%     100.0%      100.0%
Cost of products sold ................       88.6       86.3        87.6
                                            -----------------------------
Gross profit .........................       11.4       13.7        12.4
Selling, general and administrative...        7.4        8.1         7.7
                                            -----------------------------
Operating income .....................        4.0        5.6         4.7
Other expense ........................          -        (.1)        (.2)
                                            -----------------------------
Income before income taxes
 and change in accounting principle...        4.0        5.5         4.5
Provision for income taxes ...........        1.5        2.2         1.8
                                            -----------------------------
Income before change in
 accounting principle ................        2.5        3.3         2.7
Change in accounting principle .......          -          -         0.2
                                            -----------------------------
Net income ...........................        2.5%       3.3%        2.9%
                                            =============================

1995 VS. 1994
Net sales totaled $562,681,238 up 14.6% from $491,078,835 in the same period last year. Net income declined to $13,789,687 compared to $16,044,564 last year. This decline was primarily due to very competitive pricing in a soft recreational vehicle market during the second half of fiscal 1995 and increased material costs.

Recreation vehicle revenues of $468,999,000 were 12% higher than last year. Recreation vehicle sales were 83% of total company revenues compared to 85% last year. Bus revenues of $93,682,000 were 29% higher than last year. Bus sales were 17% of total company revenue compared to 15% last year. Manufacturing gross profit decreased to 11.4% of sales from 13.7% last year.

As a percentage of sales, selling, general and administrative costs decreased due primarily to reduced commissions and performance bonuses related to reduced operating profits.

Interest income increased by approximately $200,000 and interest expense increased by approximately $79,000. The increase in interest expense was due primarily to the build-up of recreation vehicle inventory and chassis in the last half of fiscal 1995, and the acquisitions of Komfort and Skamper.

The combined income tax rate was 38.8% compared to 40.1% last year. This reduction is due primarily to favorable utilization of foreign tax credits.

1994 VS. 1993
Net sales totaled $491,078,835, up 19.1% from $412,223,132 in the same period last year. Primarily as a result of higher sales, net income rose 35.7% to $16,044,564 compared to $11,827,811. The net income for 1993 includes an increase in income of $560,511 due to an accounting principle change adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". There was no such adjustment in fiscal 1994.

Recreation vehicle revenues of $418,522,000 were 17.3% higher than last year. Recreation vehicle sales were 85% of total company revenues compared to 87% last year. Bus revenues of $72,557,000 were 30.7% higher than last year. Bus sales were 15% of total company revenue compared to 13% last year.

Manufacturing gross profit increased to 13.7% of sales from 12.4% last year. This increase in gross margin percentage was due primarily to increased revenue.

As a percentage of sales, selling, general and administrative costs increased to 8.1% from 7.7%. Operating income totaled $27,476,710, up 41.3% from $19,440,201 in the same period last year. Selling and administrative expense increased 26% to $40,034,839 from $31,751,855. This increase was due to increased sales staff, advertising and promotions, and other directly related selling costs to achieve the 19% growth in sales. Administrative expenses were also up primarily due to increased contractual performance bonuses related to increases in operating income.

Interest income decreased by approximately $250,000 and interest expense decreased by approximately $815,000 due to cash generated from operations being applied to debt reduction.

The combined income tax rate was 40.1% compared to 39.9% last year.

LIQUIDITY
On July 31, 1995, Thor had $6,820,796 in cash and cash equivalents, compared to $13,563,673 on July 31, 1994.

Working capital on July 31, 1995, was $65,151,234 compared to $56,554,905 on July 31, 1994. Inventory valued at current cost on July 31, 1995, exceeded LIFO inventory by $2,360,597.

The Company currently has a $25,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under the line on July 31, 1995, was $-0-. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1995. The Company had no long term debt as of July 31, 1995. Amortization of intangibles increased from $2,680,416 for the year ended July 31, 1994, to $2,736,489 for the year ended July 31, 1995.

On March 1, 1995, the Company purchased for cash certain assets and liabilities of Skamper Corporation, and on March 27, 1995, the Company purchased for cash certain assets of Lake Capital Corporation, doing business as Komfort Trailers. The total cash purchase price of both acquisitions was approximately $5,124,000. The revenues and operating results of each entity is reflected in the consolidated statements of income of Thor Industries from time of acquisition forward.

During fiscal 1995, Thor purchased 45,500 shares of its common stock, increasing treasury stock by $895,311.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1996.

Effective August, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of this change in accounting for income taxes of $560,511 ($.06 per share) was determined as of August 1, 1992, and is reported separately in the consolidated statement of income for the year ended July 31, 1993.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Data
                                     October 31 January 31   April 30    July 31
                                     -------------------------------------------
                                           ($000, except per share amounts)
1995
Net sales ..........................  $ 139,170   $114,369   $163,082   $146,060
Gross profit .......................     19,435     13,296     17,691     13,936
Net income  ........................      5,783      2,209      3,745      2,053
Net Income per common share ........        .65        .25        .42        .23
Dividends paid per common share ....        .03        .03        .03        .03
Market prices per common share:
   High  ...........................   $  23.25   $  20.25   $  21.75   $  23.25
   Low  ............................   $  19.25   $  18.75   $  18.88   $  18.75
--------------------------------------------------------------------------------

1994
Net sales ..........................   $128,202   $ 90,783   $128,959   $143,135
Gross profit .......................     17,750     12,143     15,819     21,800
Net income (1) .....................      5,349      1,964      3,472      5,260
Net Income per common share ........        .60        .22        .39        .59
Dividends paid per common share ....        .03        .03        .03        .03
Market prices per common share:
   High  ...........................   $  21.13   $  26.75   $  30.38   $  26.88
   Low  ............................   $  16.63   $  19.75   $  23.38   $  19.13
--------------------------------------------------------------------------------

(1) Net income in the fourth quarter was increased by $948,000, due to physical inventory adjustments, warranty reserves and management incentives.

ITEM 9     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors and Executive Officers of the Registrant is included in the definitive Proxy Statement, dated on or about October 28, 1995, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 11.  MANAGEMENT REMUNERATION
The information required in response to this Item is contained under the caption EXECUTIVE OFFICERS in the definitive Proxy Statement, dated on or about October 28, 1995, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
The information required in response to this Item is contained under the caption ELECTION OF DIRECTORS for Security Ownership of Management and under the caption OWNERSHIP OF COMMON STOCK for principal shareholders, of the definitive Proxy Statement, dated on or about October 28, 1995, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 28, 1995, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND
         REPORTS ON FORM 8-K
(A) 1. FINANCIAL STATEMENTS                                                PAGE
     Independent Auditors' Report ...........................................17
     Consolidated Balance Sheets, July 31, 1995 and 1994 .................18-19
     Consolidated Statements of Income for the Years Ended
       July 31, 1995, 1994 and 1993 .........................................20
     Consolidated Statements of Stockholders' Equity for the
       Years Ended July 31, 1995, 1994 and 1993 .............................21
     Consolidated Statements of Cash Flows for the Years Ended
       July 31, 1995, 1994 and 1993 .........................................22
     Notes to Consolidated Financial Statements ..........................23-28

(A)  2. FINANCIAL STATEMENT SCHEDULES AS OF JULY 31, 1995, AND FOR
        EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1995:
     Schedule II-Valuation and Qualifying Accounts ..........................29
     All other schedules have been omitted as not required or not applicable under the instructions.

(A)  3. EXHIBITS
     (3)  Articles of Incorporation and By-Laws
     (a)  Registrant's Restated Certificate of ...............................*
          Incorporation.  (Filed as Exhibit 3(a)
          to Registration Statement No. 33-13827.)
     (b)  Registrant's By-laws.  (Filed as Exhibit 3(b) ......................*
          to Registration Statement No. 33-13827.)
     (4)  Instruments Defining the Rights of Security Holders
          Including Indentures
     (a)  Form of Common Stock Certificate.  (Filed as  ......................*
          Exhibit 4(a) to 10-K dated July 31, 1987.)

(10) MATERIAL CONTRACTS
        (a)  Sublease Agreement (Jackson Center), dated ......................*
             August 29, 1980, between Airstream and
             Beatrice.  (Filed as Exhibit 10(c) to
             Registration Statement No. 2-87044.)
     (22) SUBSIDIARIES OF THE REGISTRANT
        The subsidiaries of the Registrant, excluding those which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of July 31, 1995, are:
           Airstream, Inc. (a Nevada corporation),
           Citair, Inc. (a Pennsylvania corporation),
           Thor Industries West, Inc. (a California corporation),
           EBC, Inc. (a Kansas corporation)
           NCC Acquisition, Inc. (a California Corporation)
           Thor Industries of Pennsylvania, Inc. (a Pennsylvania corporation) Dutchmen Manufacturing, Inc. (a Delaware corporation)
           Four Winds International, Inc. (a Delaware Corporation)
           General Coach America, Inc. (a Delaware corporation),
           Citair does business in Canada under the name "General Coach."
           Aero Manufacturing, Inc. (a Delaware Corporation)
           Electra RV Manufacturing, Inc. (a Delaware Corporation)
           Komfort Corp.  (a Delaware Corporation)
           Skamper Corporation. (a Delaware Corporation)

*Incorporated by reference.

(B)  REPORT ON FORM 8-K
There were no filings on Form 8-K during fiscal year 1995.

                              SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.


(Signed)  WADE F.B. THOMPSON
          -------------------
          Wade F.B. Thompson
          Chairman, President, and  Chief Executive Officer

Date      OCTOBER 25, 1995
          -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed) PETER B. ORTHWEIN      (Signed) WALTER L. BENNETT
         -------------------             -------------------
         Peter B. Orthwein               Walter L. Bennett
         Vice Chairman, Treasurer        Vice President-Finance
         (Principal Financial Officer)   (Principal Accounting Officer)
         and Director

Date     OCTOBER 25, 1995           Date OCTOBER 25, 1995
         ----------------                ----------------

(Signed) WADE F.B.THOMPSON      (Signed) ALAN SIEGEL
         -------------------             -------------------
         Wade F. B. Thompson             Alan Siegel
         Chairman, President, and        Director
         Chief Executive Officer
         (Principal Executive Officer
         and Director)

Date     OCTOBER 25, 1995           Date OCTOBER 25, 1995
         ----------------                ----------------


(Signed) WILLIAM TOMSON
         -------------------
         William Tomson
         Director

Date     OCTOBER 25, 1995
         ----------------

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS-THOR INDUSTRIES, INC.
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc., and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1995. Our audits also included the financial statement schedules listed in the Index of Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note E, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



DELOITTE & TOUCHE LLP
Dayton, Ohio
September 22, 1995

Thor Industries, Inc., and Subsidiaries
Consolidated Balance Sheets, July 31, 1995 and 1994
---------------------------------------------------

Assets                                                1995          1994
                                                 --------------------------
Current assets:
Cash and cash equivalents ......................   $6,820,796   $13,563,673

Accounts receivable:
  Trade, less allowance for doubtful accounts-
  $52,190 in 1995 and $35,420 in 1994 ..........   37,447,506    37,899,248
  Other ........................................      500,388       783,628
Inventories (Note C) ...........................   56,113,536    47,879,742
Prepaid expenses and other (Note E) ............    3,632,568     1,922,821
                                                 --------------------------
Total current assets ...........................  104,514,794   102,049,112
                                                 --------------------------

Property, plant and equipment:
Land ...........................................    1,030,524       981,596
Buildings and improvements .....................    9,833,498     7,500,360
Machinery and equipment ........................   13,601,025    10,687,411
                                                 --------------------------
Total cost .....................................   24,465,047    19,169,367
Accumulated depreciation .......................    9,619,796     7,810,159
                                                 --------------------------
Net property, plant and equipment ..............   14,845,251    11,359,208
                                                 --------------------------
Other assets:
Goodwill .......................................   15,812,885    15,855,565
Noncompete agreements ..........................    5,875,860     5,452,089
Trademarks .....................................    3,184,174     3,104,174
Other ..........................................    4,227,937     4,625,676
                                                 --------------------------
Total other assets .............................   29,100,856    29,037,504
                                                 --------------------------

Total .......................................... $148,460,901  $142,445,824
                                                 ==========================

See notes to consolidated financial statements.

Liabilities and Stockholders' Equity                  1995          1994
                                                 --------------------------
Current liabilities:
 Accounts payable .............................. $ 18,443,654  $ 25,196,395
 Accrued liabilities:
  Taxes ........................................            -     1,854,428
  Compensation and related items ...............   10,711,604    11,777,688
  Product warranties ...........................    5,956,520     4,004,992
  Other ........................................    4,251,782     2,660,704
                                                 --------------------------
Total current liabilities ......................   39,363,560    45,494,207
                                                 --------------------------
Other liabilities ..............................    1,194,032     1,028,632
Contingent liabilities (Note I) ................            -             -
Stockholders' equity (Note J)
Preferred stock-authorized 1,000,000 shares;
  none outstanding..............................            -             -
Common stock-par value of $.10 a share;
  authorized, 10,000,000 shares;
  issued 9,099,247 shares in 1995 and 1994 .....      909,925       909,925
Additional paid-in capital .....................   25,105,120    25,105,120
Foreign currency translation ...................    (772,606)     (928,454)
Retained earnings ..............................   84,585,329    71,865,542
                                                 --------------------------
Total ..........................................  109,827,768    96,952,133
Less 188,239 treasury shares in 1995
  and 142,739 in 1994                             (1,924,459)   (1,029,148)
                                                 --------------------------
Total stockholders' equity .....................  107,903,309    95,922,985
                                                 --------------------------
Total .......................................... $148,460,901  $142,445,824
                                                 ==========================

See notes to consolidated financial statements.

Thor Industries, Inc., and Subsidiaries
Consolidated Statements of Income
for the Years Ended July 31, 1995, 1994 and 1993
------------------------------------------------

                                            1995           1994           1993
                                       ------------------------------------------
Net sales ............................ $562,681,238   $491,078,835   $412,223,132
Cost of products sold ................  498,323,348    423,567,286    361,031,076
                                       ------------------------------------------
Gross profit .........................   64,357,890     67,511,549     51,192,056
Selling, general and
 administrative expenses .............   38,749,805     37,354,423     29,134,715
Amortization of intangibles ..........    2,736,489      2,680,416      2,617,140
                                       ------------------------------------------
Operating income .....................   22,871,596     27,476,710     19,440,201
Other income (expense):
 Interest income .....................      619,843        419,562        668,619
 Interest expense.....................     (327,282)      (247,733)    (1,061,695)
 Other ...............................     (613,618)      (852,752)      (297,115)
                                       ------------------------------------------
                                           (321,057)      (680,923)      (690,191)
Income before income taxes and
 change in accounting principle ......   22,550,539     26,795,787     18,750,010
Provision for income taxes (Note E) ..    8,760,852     10,751,223      7,482,710
                                       ------------------------------------------
Income before change in
 accounting principle ................   13,789,687     16,044,564     11,267,300
Change in accounting
principle (Note E) ...................            -              -        560,511
                                       ------------------------------------------
Net income ........................... $ 13,789,687   $ 16,044,564   $ 11,827,811
                                       ==========================================

Per common share (Note A):
Income before change in accounting
  principle ..........................  $      1.55         $ 1.80         $ 1.27
Change in accounting  principle ....              -              -            .06
                                       ------------------------------------------
Net income .........................    $      1.55         $ 1.80         $ 1.33
                                       ==========================================

See notes to consolidated financial statements.

Thor Industries, Inc., and Subsidiaries
Consolidated Statements of Stockholders' Equity
for the Years Ended July 31, 1995, 1994 and 1993
------------------------------------------------

                              Treasury Stock           Common Stock       Additional      Foreign
                           -------------------------------------------       Paid-In     Currency      Retained
                            Shares       Amount      Shares     Amount       Capital  Translation      Earnings
                           ------------------------------------------------------------------------------------
July 31, 1992              142,739   $1,029,148   9,017,595   $901,760   $23,998,196   $1,056,536   $46,130,292
Net income                       -            -           -          -             -            -    11,827,811
Stock option activity-net        -            -      18,000      1,800       140,389            -             -
Cash dividends
 $.12 per common share           -            -           -          -             -            -    (1,066,469)
Foreign currency
translation adjustment           -            -           -          -             -   (1,116,417)            -
                           ------------------------------------------------------------------------------------
July 31, 1993              142,739    1,029,148   9,035,595    903,560    24,138,585      (59,881)   56,891,634
Net income                       -            -           -          -             -            -    16,044,564
Stock option activity-net        -            -      63,652      6,365       966,535            -             -
Cash dividends
$.12 per common share            -            -           -          -             -            -    (1,070,656)
Foreign currency
 translation adjustment          -            -           -          -             -     (868,573)            -
                           ------------------------------------------------------------------------------------
July 31, 1994              142,739    1,029,148   9,099,247    909,925    25,105,120     (928,454)   71,865,542
Net Income                       -            -           -          -             -            -    13,789,687
Shares purchased            45,500      895,311           -          -             -            -             -
Cash dividends
 $.12 per common share           -            -           -          -             -            -    (1,069,900)
Foreign currency
 translation adjustment          -            -           -          -             -      155,848             -
                           ------------------------------------------------------------------------------------
July 31, 1995              188,239   $1,924,459   9,099,247   $909,925   $25,105,120    ($772,606)  $84,585,329
                           ====================================================================================

See notes to consolidated financial statements.

Thor Industries, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
for the Years Ended July 31, 1995, 1994 and 1993
------------------------------------------------

                                                                  1995          1994          1993
                                                           ---------------------------------------
Cash flows from operating activities:
Net income ..............................................  $13,789,687   $16,044,564   $11,827,811
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation..........................................    2,020,389     1,840,395     1,668,675
   Amortization of intangibles...........................    2,736,489     2,680,416     2,617,140
   Deferred income taxes ................................     (783,174)     (389,658)      428,156
Change in accounting principle ..........................            -             -      (560,511)
Changes in assets and liabilities,
net of effects from acquisitions:
Accounts receivable .....................................    2,466,203    (8,445,211)   (1,759,221)
Inventories .............................................   (5,732,083)   (8,402,419)  (10,588,386)
Prepaid expenses and other ..............................   (1,202,925)      459,114        64,106
Accounts payable ........................................   (7,911,297)    6,175,515     1,884,468
Accrued liabilities .....................................      237,464     2,951,308     2,132,390
Other liabilities .......................................     (332,954)      212,774       200,000
                                                           ---------------------------------------
Net cash provided by operating activities ...............    5,287,799    13,126,798     7,914,628
                                                           ---------------------------------------
Cash flows from investing activities:
Purchases of property, plant and equipment ..............   (5,204,320)   (4,256,172)   (1,820,330)
Disposals of property, plant and equipment ..............      211,621       652,194       223,093
Acquisitions-net of cash acquired .......................   (5,123,702)            -             -
Investment in Thor Credit Corp. .........................            -    (1,434,155)            -
                                                           ---------------------------------------
Net cash used in investing activities ...................  (10,116,401)   (5,038,133)   (1,597,237)
                                                           ---------------------------------------
Cash flows from financing activities:
Cash dividends ..........................................   (1,069,900)   (1,070,656)   (1,066,469)
Net decrease in line of credit ..........................            -    (4,514,000)  (15,723,795)
Purchase of treasury shares .............................     (895,311)            -             -
Proceeds from issuance of common stock ..................            -       972,900       142,189
                                                           ---------------------------------------
Net cash used in financing activities ...................   (1,965,211)   (4,611,756)  (16,648,075)
                                                           ---------------------------------------
Effect of exchange rate changes on cash .................       50,936      (528,686)     (797,196)
                                                           ---------------------------------------
Net increase (decrease) in cash and cash equivalents ....   (6,742,877)    2,948,223   (11,127,880)
Cash and cash equivalents, beginning of year ............   13,563,673    10,615,450    21,743,330
                                                           ---------------------------------------
Cash and cash equivalents, end of year ..................  $ 6,820,796   $13,563,673   $10,615,450
                                                           =======================================
Supplemental cash flow information:
Income taxes paid .......................................  $11,590,599   $ 9,629,938   $ 6,835,000
Interest paid ...........................................  $   327,282   $   247,733   $   995,834

See notes to consolidated financial statements.

Thor Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
for the Years Ended July 31, 1995, 1994 and 1993
------------------------------------------------


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

PRINCIPLES OF CONSOLIDATION-The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries. Investment in an unconsolidated 50% owned Company is accounted for by the equity method. All intercompany balances and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS-Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents.

INVENTORIES-Inventories are stated at the lower of cost or market, determined principally by the last-in, first-out (LIFO) basis.

DEPRECIATION-Property, Plant and Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:
     Buildings and improvements-ten to thirty-nine years
     Machinery and equipment-three to ten years

OTHER ASSETS-Other assets are amortized using the straight-line method over the estimated lives of the assets as follows:
     Goodwill-twenty or thirty years
     Noncompete agreements-five or ten years
     Trademarks-ten or twenty years
     Other, principally dealer network-five years

PRODUCT WARRANTIES-Estimated warranty costs are provided at the time of sale of the warranted products.

REVENUE RECOGNITION-Revenues from the sale of recreational vehicles and buses are recognized when shipped to dealers, distributors, or contract buyers.

INCOME TAXES-Income taxes are computed in accordance with the Statement of Financial Accounting Standards No. 109.

FOREIGN CURRENCY TRANSLATION-Assets and liabilities of Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Transaction gains and losses are not significant.

CONCENTRATION OF CREDIT RISK-The Company produces and sells recreational vehicles to dealers in the United States and Canada;
consequently, the Company's accounts receivable are primarily concentrated in this industry.

INCOME PER COMMON SHARE-Income per common share is computed using the weighted average number of common shares outstanding during each accounting period: 8,918,654 in 1995, 8,919,752 in 1994, and 8,885,883 in 1993. Exercise of stock options, which are common equivalent shares, would not cause a significant dilution in income per share.


B.  ACQUISITIONS
----------------
On March 1, 1995, the Company purchased for cash certain assets and liabilities of Skamper Corporation, and on March 27, 1995, the Company purchased for cash certain assets of Lake Capital Corporation, doing business as Komfort Trailer. The total cash purchase price of both acquisitions was approximately $5,124,000. The revenues and operating results of each entity is reflected in the consolidated statements of income of Thor Industries from time of acquisition forward.

C.  INVENTORIES
---------------
Major classifications of inventories are:
                                                       As of July 31,
                                                -------------------------
                                                       1995          1994
                                                -------------------------
Finished products ..............................$ 4,761,063   $ 3,976,722
Work in process ................................ 10,761,474    11,008,602
Raw materials .................................. 26,772,652    24,048,098
Chassis ........................................ 16,178,944    10,439,172
                                                -------------------------
Total .......................................... 58,474,133    49,472,594
Less excess of FIFO costs over LIFO costs ......  2,360,597     1,592,852
                                                -------------------------
Total inventories ..............................$56,113,536   $47,879,742
                                                =========================


D.  LINE OF CREDIT
------------------
The Company has a $25,000,000 unsecured revolving line of credit with two banks. There were no borrowings at July 31, 1995. The loan agreement contains certain covenants, and the Company must maintain certain financial ratios. The line of credit bears interest below the prime rate and expires on November 30, 1995.

E.  INCOME TAXES
----------------
The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of this change in accounting for income taxes of $560,511 ($.06 per share) is determined as of August 1, 1992, and is reported separately in the consolidated statement of income for the year ended July 31, 1993.


                                                   Years ended July 31,
                                     ----------------------------------------
                                            1995           1994          1993
                                     ----------------------------------------
Components of the provision are:
Current:
  Federal .......................... $ 7,549,261    $ 8,843,050   $ 5,072,261
  State and local ..................   1,898,648      1,934,926     1,591,096
  Foreign ..........................      96,117        362,905       391,197
                                     ----------------------------------------
  Total current ....................   9,544,026     11,140,881     7,054,554
  Total deferred ...................    (783,174)      (389,658)      428,156
                                     ----------------------------------------
  Provision for income taxes ....... $ 8,760,852    $10,751,223   $ 7,482,710
                                     ========================================

                                                   July 31,      July 31,
                                                       1995          1994
                                                 ------------------------
A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis ................................ $ (766,574)   $ (753,348)
Employee benefits ..............................    204,244       365,282
Self-insurance .................................    (20,943)      (20,396)
Product warranties .............................  2,367,593     1,137,656
Other ..........................................      4,651      (221,751)
                                                 ------------------------
Total current deferred tax asset
included in prepaid expenses and other .........  1,788,971       507,443
                                                 ------------------------

Long-term deferred tax asset (liability):
Property basis ................................. (1,992,927)   (1,525,561)
Foreign tax credit .............................    322,724       519,814
Deferred compensation ..........................    291,667       221,667
Other ..........................................    484,883       388,781
                                                 ------------------------
Total long-term deferred tax liability
included in other liabilities ..................   (893,653)     (395,299)
                                                 ------------------------
Net deferred tax asset ......................... $  895,318    $  112,144
                                                 ========================

At July 31, 1995, the Company had foreign tax credit carryforwards of $322,724 available to be carried forward to future periods for income tax purposes. These carryforwards expire in 1996.

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                                    1995           1994            1993
                                                            -------------------------------------------
Provision at statutory rates .............................. $  7,892,689   $  9,378,525    $  6,375,003
State and local income taxes, net of federal tax benefit ..    1,034,121      1,257,702       1,050,123
Amortization of intangibles ...............................      265,436        265,436         277,979
Other .....................................................     (431,394)      (150,440)       (220,395)
                                                            -------------------------------------------
Provision for income taxes  ............................... $  8,760,852    $10,751,223     $ 7,482,710
                                                            ===========================================

Income before income taxes includes foreign income of $533,547 in 1995, $1,182,579 in 1994 and $1,431,843 in 1993.

F.  LEASES
----------

The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $11,343,499, which includes the following amounts due in each of the next five years ending July 31: $2,182,047 in 1996; $1,897,244 in 1997; $1,570,379 in 1998; $1,324,615 in 1999,
$1,203,673 in 2000 and $3,165,541 thereafter. Rent expense was $2,050,048 in 1995, $998,327 in 1994, and $1,636,287 in 1993.

G.  PROFIT SHARING AND PENSION PLANS
------------------------------------

The Company has a profit sharing plan for all full-time employees at one subsidiary and a defined contribution pension plan for domestic union employees at another subsidiary. Contributions to the profit sharing plan are at the discretion of the Board of Directors; contributions to the pension plan are based on hours worked. Total expense for these plans was $176,451 in 1995, $191,010 in 1994, and $144,965 in 1993.

H.  DEFERRED COMPENSATION
-------------------------

Deferred compensation agreements with certain key employees provide for total payments of $2,000,000 on May 31, 2001. If an employee terminates employment prior to this date, no payment is required. Deferred compensation expense was $200,000 in 1995, 1994 and 1993. Total deferred compensation at July 31, 1995 and 1994 was $833,333 and $633,333, respectively.

I.  CONTINGENT LIABILITIES
--------------------------

It is customary practice for companies in the recreational vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, the agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent liability approximated $109,000,000 at July 31, 1995, the risk of loss under the agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes any future losses under the agreements will not have a significant effect on consolidated financial position or results of operations.

The Company obtains certain vehicle chassis from an automobile manufacturer under a converter pool agreement. The agreement generally provides that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory. Typically, chassis are converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis, and at that time the Company records the inventory. At July 31, 1995, chassis on hand accounted for as consigned inventory was approximately $4,783,000.

J.  STOCK OPTIONS
-----------------

Officers and key employees have been granted stock options under the 1988 Incentive Stock Option Plan. Under the Plan, options to purchase 300,000 common shares may be granted and expire on various dates from 1998-2002. A three year summary of the Plan follows:


Shares                                       1995          1994          1993
                                        -------------------------------------

Granted ............................            -             -             -
Outstanding ........................       30,100        30,100        93,752
Exercisable  .......................       30,100        30,100        68,747
Exercised ..........................            -        63,652        18,000
Available for grant ................      121,500       121,500       121,500
Exercise price per share ........... $8.00-$18.33  $8.00-$18.33  $7.67-$18.33

At July 31, 1995, 151,600 common shares have been reserved for the plan.

K.  RESEARCH AND DEVELOPMENT
----------------------------

Research and development expenses were approximately $1,127,000 in 1995, $799,000 in 1994, and $444,000 in 1993.

L.  THOR CREDIT CORPORATION
---------------------------

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreational vehicles to consumer buyers. Thor advanced $1,434,155 for its 50% interest in Thor Credit, which is included in other assets in the balance sheet.

M.  BUSINESS SEGMENTS
---------------------

The Company manufactures and sells recreational vehicles and small and mid-sized buses in the United States and Canada.

                                          1995        1994        1993
                                     ----------------------------------
                                        ($000)      ($000)      ($000)
Net sales:
----------
Recreational vehicles:
 United States ..................... $ 447,783   $ 399,080   $ 336,782
 Canada ............................    21,216      19,442      19,926
Buses:
United States  .....................    91,137      67,958      50,796
Canada .............................     2,545       4,599       4,719
                                     ----------------------------------
Total .............................. $ 562,681   $ 491,079   $ 412,223
                                     ==================================

Operating income (loss):
------------------------
Recreational vehicles:
 United States ..................... $  18,095   $  24,363   $  18,912
 Canada ............................       180         523         498
Buses:
United States ......................     4,648       2,278        (284)
Canada .............................      (51)         313         314
                                     ----------------------------------
Total .............................. $  22,872   $  27,477   $  19,440
                                     ==================================

Identifiable assets:
--------------------
Recreational vehicles:
 United States ..................... $ 112,106   $ 108,406   $  90,838
 Canada ............................    11,803       9,264      10,082
Buses:
United States ......................    24,552      21,850      18,801
Canada .............................         -       2,926       3,026
                                     ----------------------------------
Total .............................. $ 148,461   $ 142,446   $ 122,747
                                     ==================================

Depreciation and amortization expense:
--------------------------------------
Recreational vehicles .............. $   3,960   $   3,630   $   3,402
Buses ..............................       797         891         884
                                     ----------------------------------
Total .............................. $   4,757   $   4,521   $   4,286
                                     ==================================

Capital expenditures:
---------------------
Recreational vehicles .............. $   5,034   $   4,078   $   1,633
Buses ..............................       170         178         187
                                     ----------------------------------
Total .............................. $   5,204   $   4,256   $   1,820
                                     ==================================

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
------------------------------------------------

Column A                               Column B      Column C     Column D         Column E

                                                    Additions
                                     Balance at    Charged to                       Balance
                                      Beginning     Costs and                     at End of
Description                           of Period      Expenses   Deductions (1)       Period
                                    -------------------------------------------------------
Year Ended July 31, 1995:
Allowance for doubtful accounts ... $    35,420   $   84,093   $  (67,323)      $    52,190
                                    =======================================================

Accumulated amortization of
goodwill and other intangibles .... $ 9,124,051   $ 2,736,489           -       $11,860,540
                                    =======================================================

Year Ended July 31, 1994:
Allowance for doubtful accounts ... $    32,000   $    70,600  $  (67,180)      $    35,420
                                    =======================================================

Accumulated amortization of
goodwill and other intangibles .... $ 6,443,635   $ 2,680,416           -       $ 9,124,051
                                    =======================================================

Year Ended July 31, 1993:
Allowance for doubtful accounts ... $    43,000   $  210,920   $ (221,920)      $    32,000
                                    =======================================================

Accumulated amortization of
goodwill and other intangibles .... $ 3,826,495   $ 2,617,140           -       $ 6,443,635
                                    =======================================================


(1)  Write-offs, net of recoveries.
