Form 10-Q
period 1995-10-31
THOR INDUSTRIES INC
filed 1995-12-14
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.  20549


				     FORM 10-Q

		   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934



   FOR QUARTER ENDED  October 31, 1995     COMMISSION FILE NUMBER  1-9235


			      THOR INDUSTRIES, INC.
---------------------------------------------------------------------------
	   (Exact name of registrant as specified in its charter)

		   Delaware                              93-0768752
	-------------------------------             --------------------
	(State of other jurisdiction of             (I.R.S. Employer
	 incorporation or organization)              Identification No.)


	419 West Pike Street, Jackson Center, OH                45334
	----------------------------------------                -----
	(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (513) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes      X               No
	    ------------            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		  Class                      Outstanding at 10/31/95
		  -----                      -----------------------
	Common stock, par value                 8,896,008 shares
	    $.10 per share

		      THOR INDUSTRIES, INC. AND SUBSIDIARIES
			    CONSOLIDATED BALANCE SHEETS


						      ASSETS
						   (Unaudited)
						   -----------

					October 31, 1995      July 31, 1995
					----------------      -------------
Current assets:
	Cash and short term investments....$5,675,073             $6,820,796
	Accounts receivable:
		Trade......................47,417,323             37,447,506
		Other........................ 271,110                500,388
	Inventories....................... 55,716,920             56,113,536
	Prepaid expenses....................5,104,136              3,632,568
					  -----------            -----------
		Total current assets......114,184,562            104,514,794
Property:                                 -----------            -----------
	Land............................... 1,031,317              1,030,524
	Buildings and improvements........ 10,038,377              9,833,498
	Machinery and equipment........... 14,016,733             13,601,025
					  -----------            -----------
		Total cost.................25,086,427             24,465,047
	Accumulated depreciation and
			    amortization...10,145,077              9,619,796
					  -----------            -----------
		Property, net............. 14,941,350             14,845,251
					  -----------            -----------
Other assets:
	Goodwill...........................15,648,915             15,812,885
	Non compete.........................5,635,136              5,875,860
	Trademarks..........................3,102,839              3,184,174
	Other...............................3,918,932              4,227,937
					   ----------            -----------
		Total other assets.........28,305,822             29,100,856
					  -----------            -----------

TOTAL ASSETS.............................$157,431,734           $148,460,901
					  ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Notes payable......................$6,400,000             $  ---
	Accounts payable...................19,700,716             18,443,654
	Accrued liabilities:
		Taxes.......................2,251,394                ---
		Compensation and
		related items...............6,273,093             10,711,604
		Product warranties..........6,300,735              5,956,520
		Other.......................3,628,661              4,251,782
					  -----------            -----------
	       Total current liabilities...44,554,599             39,363,560
					  -----------            -----------

Other liabilities.............................932,657              1,194,032
Stockholders' equity:
	Common stock - authorized 10,000,000
	shares; issued 9,099,247 shares @
	10/31/95 and 9,099,247 shares @
	7/31/95; par value of
	$.10 per share........................909,925                909,925
	Additional paid in capital.........25,105,120             25,105,120
	Foreign currency translation.........(613,096)              (772,606)
	Retained earnings..................88,730,397             84,585,329
	Cost of treasury shares
	203,239 shares @ 10/31/95;
	188,239 shares @ 7/31/95...........(2,187,868)            (1,924,459)
					  -----------            -----------
 Total stockholders' equity               111,944,478            107,903,309
					  -----------            -----------
TOTAL LIABILITIES AND
	    STOCKHOLDERS' EQUITY.........$157,431,734           $148,460,901
					  ===========            ===========

See notes to consolidated financial statements

		     THOR INDUSTRIES, INC. AND SUBSIDIARIES
			STATEMENTS OF CONSOLIDATED INCOME
	      FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
	      ----------------------------------------------------

						     (UNAUDITED)

					    THREE MONTHS ENDED OCTOBER 31
					    -----------------------------
						 1995            1994
						 ----            ----
Net sales                                   $151,519,204    $139,169,855

Cost of products sold                        134,883,918     119,734,227
					     -----------     -----------

Gross profit                                  16,635,286      19,435,628

Selling, general, and
   administrative expenses                     9,207,441      10,002,149
					       ---------      ----------

Operating income                               7,427,845       9,433,479

Interest income                                  241,726         165,931

Interest expense                                 (86,640)        (28,096)

Other expense                                   (114,023)       (122,997)
						---------      ----------

Income before income taxes                     7,468,908       9,448,317

Provision for income taxes                     3,056,660       3,664,845
					      ----------      ----------

Net income                                    $4,412,248      $5,783,472
					      ==========      ==========


Average common shares outstanding              8,903,725       8,933,247
					      ----------      ----------

Earnings per common share                           $.50            $.65
						    ====            ====

Dividends paid per common share                     $.03            $.03
						    ====            ====


See notes to consolidated financial statements

		     THOR INDUSTRIES, INC. AND SUBSIDIARIES
		      STATEMENTS OF CONSOLIDATED CASH FLOWS
	      FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
	      ----------------------------------------------------

					    (Unaudited)
					    -----------
					    1995           1994
					    ----           ----


Cash flows from operating activities:
Net income..................................$4,412,248      $5,783,472
Adjustments to reconcile net
income to net cash used in operating activities:
Depreciation...................................562,849         466,848
Amortization...................................716,375         670,320

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable.........................(9,740,539)      7,150,544
Inventories....................................396,616     (10,014.794)
Prepaid expenses and other..................(1,392,909)       (267,072)
Accounts payable.............................1,257.062      (7,373,531)
Accrued liabilities.........................(2,727,398)     (3,165,590)
					    -----------     -----------

Net cash used in operating activities.......(6,515,696)     (6,749,803)
-------------------------------------
Cash flows from investing activities:
Purchase of property, plant & equipment.......(658,948)       (616,978)
Disposals of property, plant & equipment......   ---            39,062
					      ----------       ---------
Net cash used in investing activities.........(658,948)       (577,916)

Cash flows from financing activities:
Cash dividends................................(267,180)       (267,795)
Proceeds from notes payable..................6,400,000       1,380,000
Purchase of treasury stock....................(263,409)       (602,633)

Net cash provided by financing activities....5,869,411         509.572
-----------------------------------------    ---------        ---------
Effect of exchange rate changes on cash........159,510         182,567
					      --------        ---------
Net decrease in cash and equivalents........(1,145,723)     (6,635,580)
Cash and equivalents, beginning of year......6,820,796      13,563,673
					     ---------      ----------
Cash and equivalents, end of period.........$5,675,073      $6,928,093
					    ==========      ==========

Supplemental cash flow information:
Income taxes paid...............................26,000        $588,434
Interest paid...................................86,640          28,096


See notes to consolidated financial statements

			MANAGEMENT DISCUSSION AND ANALYSIS
			     OF FINANCIAL CONDITION AND
			       RESULTS OF OPERATIONS
			       ---------------------


Quarter Ended October 31, 1995 vs.
	Quarter Ended October 31, 1994
--------------------------------------

Net sales for the first quarter totaled $151,519,204, up 8.9% from $139,169,855 in the same period last year. Income before income taxes was $7,468,908 compared to $9,448,317 in the same period last year. This decline was primarily due to very competitive pricing in a soft recreational vehicle market.

Recreational vehicle revenues of $124,833,168 were 6.7% higher than last year and were 82.4% of total company revenues compared to 84.1% last year. Bus revenues of $26,686,036 were 20.3% higher than last year and were 17.6% of total company revenues compared to 15.9% last year.

Manufacturing gross profit decreased to 11.0% of sales from 14.0% last year. This decrease in gross profit was due primarily to very competitive pricing in a soft recreational vehicle market.

Operating income totaled $7,427,845 down 21.3% from $9,433,479 in the same period last year. Selling and administrative expenses decreased to $9,207,441, 6.1% of sales, from $10,002,149, 7.2% of sales.

Interest income increased by $75,795 and interest expense increased by $58,544. This increase interest expense was due primarily to higher than normal chassis inventory.

The combined income tax rate was 40.9% compared to 38.8% last year. Last year's rates reflect favorable utilization of foreign tax credits.


Financial Condition and Liquidity
---------------------------------

As of October 31, 1995, Thor had $5,675,073 in cash and cash equivalents, compared to $6,820,796 on July 31, 1995.

Working capital at October 31, 1995 was $69,629,963 compared to $65,151,234 at July 31, 1995. Inventory valued at current cost at October 31, 1995 exceeded the LIFO inventory by $2,549,597.

The Company currently has a $25,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under this line as of October 31, 1995 was $6,400,000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 29, 1996. The Company had no long term debt as of October 31, 1995. Amortization of intangibles increased from $670,320 at October 31, 1994, to $716,375 at October 31, 1995 due to acquistions in fiscal 1995.

On March 1, 1995, the Company purchased for cash certain assets and liabilities of Skamper Corporation, and on March 27, 1995, the Company purchased for cash certain assets of Lake Capital Corporation, doing business as Komfort
Trailers. The total cash price of both acquisitions was approximately $5,124,000. The revenues and operating result of each entity is reflected in the consolidated statements of income of Thor Industries from time of acquisition forward.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements.

During the first quarter of fiscal 1996, Thor purchased 15,000 shares of its common stock, increasing treasury stock by $263,409.

		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		  ------------------------------------------



1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary, to present fairly the consolidated operating results for such unaudited periods.


2.      Major classifications of inventories are:


						    (Unaudited)

				       October 31, 1995        July 31, 1995
				       ----------------        -------------
Raw materials                           $39,840,763           $42,951,596

Work in process                          10,298,369            10,761,474

Finished goods                            8,127,385             4,761,063
					-----------            ----------

 Total                                   58,266,517            58,474,133

Less excess of FIFO costs
    over LIFO costs                       2,549,597             2,360,597
					 ----------            ----------

Total inventories                       $55,716,920           $56,113,536
					 ==========            ==========





				      PART II
				      -------
				     No Reports

				 SIGNATURES
				 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			       THOR INDUSTRIES, INC.
				   (Registrant)




      DECEMBER 14, 1995         WADE F. B. THOMPSON
DATE  __________________        ______________________________________
				Wade F. B. Thompson
				Chairman of the Board, President
				and Chief Executive Officer





      DECEMBER 14, 1995         WALTLER L. BENNETT
DATE  __________________        ______________________________________
				Walter L. Bennett
				Senior Vice President
				Secretary (Chief Accounting Officer)