Form 10-Q
period 1996-01-31
THOR INDUSTRIES INC
filed 1996-03-14
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q
                                 ---------

              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  January 31, 1996          COMMISSION FILE NUMBER  1-9235
                   ----------------                                  ------

                           	THOR INDUSTRIES, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                         93-0768752
         -------------                                    ---------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes       X                     No
                      -------------                  -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                Outstanding at 1/31/96
                     -----                ----------------------
             Common stock, par value           8,885,008 shares
               $.10 per share

                 THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                 ASSETS
                                 ------
                                                (Unaudited)
                                                -----------
                                             January 31, 1996   July 31, 1995
                                             ----------------   -------------
Current assets:
  Cash and cash equivalents......................$4,941,810         $6,820,796
  Accounts receivable:
    Trade........................................38,818,742         37,447,506
    Other.........................................1,338,599            500,388
  Inventories....................................56,230,067         56,113,536
  Prepaid expenses................................4,909,353          3,632,568
                                                  ---------          ---------
Total current assets............................106,238,571        104,514,794
                                                -----------        -----------
Property:
   Land...........................................1,030,524          1,030,524
   Buildings and improvements....................10,973,899          9,833,498
   Machinery and equipment.......................14,376,548         13,601,025
                                                 ----------         ----------
      Total cost.................................26,380,971         24,465,047
   Accumulated depreciation and amortization.....10,220,917          9,619,796
                                                 ----------         ----------
      Property, net..............................16,160,054         14,845,251
                                                 ----------         ----------
Other assets:
   Goodwill......................................15,533,015         15,812,885
   Non compete....................................5,394,412          5,875,860
   Trademarks.....................................3,021,505          3,184,174
   Other..........................................3,913,909          4,227,937
                                                  ---------          ---------
Total other assets...............................27,862,841         29,100,856
                                                 ----------         ----------
TOTAL ASSETS...................................$150,261,466       $148,460,901
                                                ===========        ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
 Notes payable...................................$1,400,000        $    -
 Accounts payable................................18,052,077        18,443,654
 Accrued liabilities:
  Taxes............................................. -                 -
  Compensation and related items..................7,218,729        10,711,604
  Product warranties..............................5,793,976         5,956,520
  Other...........................................3,405,266         4,251,782
                                                  ---------         ---------
   Total current liabilities.....................35,870,048        39,363,560
                                                 ==========        ==========
Other liabilities...................................965,032         1,194,032

Stockholders' equity:
  Common stock - authorized
  10,000,000 shares;issued 9,099,247
  shares @ 1/31/96 and 9,099,247
  shares @ 7/31/95; par value of
               $.10 per share.......................909,925           909,925
 Additional paid in capital......................25,105,120        25,105,120
 Foreign currency translation......................(651,046)         (772,606)
 Retained earnings...............................90,428,296        84,585,329
 Cost of treasury shares 214,239
 shares @ 1/31/96; 188,239 shares
  @ 7/31/95......................................(2,365,909)       (1,924,459)
                                                 -----------       -----------
  Total stockholders' equity.....................113,426,386      107,903,309
                                                 -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......$150,261,466     $148,460,901
                                                ============     ============

See notes to consolidated financial statements

                    THOR INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
     FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
     -------------------------------------------------------------------




                     THREE MONTHS ENDED JANUARY 31   SIX MONTHS ENDED JANUARY 31
                     -----------------------------   ---------------------------
                               1996         1995         1996         1995
                               ----         ----         ----         ----
Net sales................$119,780,958  $114,369,627  $271,300,162  $253,539,482

Cost of products sold.....107,541,336   101,074,660   242,425,254   220,808,887
                          -----------   -----------   -----------   -----------
Gross profit...............12,239,622    13,294,967    28,874,908    32,730,595

Selling, general, and
administrative expenses.....8,639,801     9,426,671    17,847,242    19,428,820
                            ---------     ---------    ----------    ----------
Operating income............3,599,821     3,868,296    11,027,666    13,301,775

Interest income...............254,846       128,761       496,572       294,692

Interest expense............(163,451)     (104,133)     (250,091)     (132,229)

Other expense...............(277,179)     (283,508)     (391,202)     (406,505)
                            ---------     ---------     ---------     ---------
Income before income taxes..3,414,037     3,609,416    10,882,945    13,057,733

Provision for income taxes..1,449,589     1,400,997     4,506,249     5,065,842
                             ---------     ---------     ---------     ---------
Net income.................$1,964,448    $2,208,419    $6,376,696    $7,991,891
                            ==========    ==========    ==========    ==========


Average common shares outstanding  8,888,062   8,917,965   8,895,894   8,925,606
---------------------------------  ---------   ---------   ---------   ---------

Earnings per common share              $.22       $.25        $.72        $.90
-------------------------              ====       ====        ====        ====

Dividends paid per common share        $.03       $.03        $.06        $.06
-------------------------------        ====       ====        ====        ====




See notes to consolidated financial statements

                    THOR INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
               --------------------------------------------------

                                                          (Unaudited)
                                                          -----------
                                                     1996             1995
                                                     ----             ----
Cash flows from operating activities:
Net income.......................................$6,376,696        7,991,891
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation......................................1,105,654          953,906
Amortization......................................1,432,749        1,340,640

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable..............................(2,209,447)       3,041,287
Inventories........................................(116,531)     (10,706,314)
Prepaid expenses and other.......................(1,467,338)        (433,517)
Accounts payable...................................(391,577)      (7,785,105)
Accrued liabilities..............................(4,730,935)      (6,250,167)
                                                 -----------      -----------

Net cash used in operating activities..................(729)     (11,847,379)
-------------------------------------                  -----     ------------

Cash flows from investing activities:
Purchase of property, plant & equipment..........(2,458,269)      (2,488,121)
Disposals of property, plant & equipment.............33,632           30,794

Net cash used in investing activities............(2,424,637)      (2,457,327)
-------------------------------------            -----------      -----------

Cash flows from financing activities:
Cash dividends.....................................(533,730)        (535,197)
Net proceeds from (payments of) notes payable.....1,400,000        7,600,000
Purchase of treasury stock.........................(441,450)        (882,139)
                                                   ---------        ---------

Net cash provided by financing activities...........424,820        6,182,664
-----------------------------------------           -------        ---------
Effect of exchange rate changes on cash.............121,560          (86,330)
                                                    -------          --------
Net decrease in cash and equivalents.............(1,878,986)      (8,208,372)
Cash and equivalents, beginning of year...........6,820,796       13,563,673
                                                  ---------       ----------
Cash and equivalents, end of period              $4,941,810       $5,355,301
                                                 ==========       ==========

Supplemental cash flow information:
Income taxes paid................................$4,664,300       $5,579,081
Interest paid.......................................250,091          132,229




See notes to consolidated financial statements




                    MANAGEMENT DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
                           ---------------------




Quarter Ended January 31, 1996 vs.
    Quarter Ended January 31, 1995
----------------------------------

Net sales for the quarter totaled $119,780,958, up 4.7% from $114,369,627 in the same period last year. Income before income taxes was $3,414,037 compared to $3,609,416 in the same period last year. This decline was primarily due to very competitive pricing in a soft recreational vehicle market.

Recreation vehicle revenues of $95,708,546 were 4.1% higher than last year and were 79.9% of total company revenues compared to 80.4% last year. Bus revenues of $24,072,412 were 7.5% higher than last year and were 20.1% of total company revenues compared to 19.6% last year.

Manufacturing gross profit decreased to 10.2% of sales from 11.6% last year. This decrease in gross profit was due primarily to very competitive pricing in a soft recreational vehicle market.

Operating income totaled $3,599,821, down 6.9% from $3,868,296 in the same period last year. Selling and administrative expenses decreased to $8,639,801, 7.2% of sales, from $9,426,671, 8.2% of sales.

Interest income incrased by $126,085 and interest expense increased by $59,318. This increase in interest expense was due primarily to extended bus receivables.

The combined income tax reate was 42.5% compared to 38.8% last year. Last year's rates reflect favorable utilization of foreign tax credits.


Six Months Ended January 31, 1996 vs.
    Six Months Ended January 31, 1995
-------------------------------------

Net sales for the six months totaled $271,300,162, up 7.0% from $253,539,482 in the same period last year. Income before income taxes was $10,882,945 compared to $13,057,733 in the same period last year. This decline was due primarily to very competitive pricing in a soft recreational vehicle market.

Recreation vehicle revenues of $220,541,713 were 5.5% higher than last year and were 81.3% of total company revenues compared to 82.4% last year. Bus revenues of $50,758,449 were 13.9% higher than last year and were 18.7% of total company revenues compared to 17.6% last year.

Manufacturing gross profit decreased to 10.6% of sales from 12.9% last year. This decrease in gross profit was due primarily to very competitive pricing in a soft recreational market.

Operating income totaled $11,027,666, down 17.1% from $13,301,775 in the same period last year. Selling and administrative expenses decreased to $17,847,242, 6.6% of sales, from $19,428,820, 7.7% of sales.

Interest income increased by $201,880 and interest expense increased by $117,862. This increase in interest expense was due primarily to higher than normal chassis inventory and extended bus receivables.

The combined income tax rate was 41.4% compared to 38.8% last year. Last year's rates reflect favorable utilization of foreign tax credits.

                     MANAGEMENT DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                            ---------------------

                                 (Continued)




Financial Condition and Liquidity
---------------------------------

As of January 31, 1996, Thor had $4,941,810 in cash and cash equivalents, compared to $6,820,796 on July 31, 1995.

Working capital at January 31, 1996 was $70,368,523 compared to $65,151,234 at July 31, 1995. Inventory valued at current cost at January 31, 1996 exceeded the LIFO inventory by $2,738,597.

The Company currently has a $25,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under this line as of January 31, 1996 was $1,400,000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 29, 1996. The Company had no long term debt as of January 31, 1996. Amortization of intangibles increased from $1,340,640 at January 31, 1995, to $1,432,749 at January 31, 1996 due to acqusition in fiscal 1995.

On March 1, 1995, the Company purchased for cash certain assets and liabilities of Skamper Corporation, and on March 27, 1995, the Company purchased for cash certain assets of Lake Capital Corporation, doing business as Komfort Trailer. The total cash price of both acquisitions was approximately $5,124,000. The revenues and operating results of each entity is reflected in the consolidated statement of income of Thor Industries from time of acquisition forward.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements.

During the six months of fiscal 1996, Thor purchased 26,000 shares of its common stock, increasing treasury stock by $441,450.

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


2.	Major classifications of inventories are:

                                           (Unaudited)
                                           -----------

                                         January 31,1996     July 31,1995
                                         ---------------     ------------
               Raw materials..............$39,198,292         $42,951,596

               Work in process.............10,063,514          10,761,474

               Finished goods...............9,706,858           4,761,063
                                            ---------           ---------
                    Total..................58,968,664          58,474,133


               Less excess of FIFO costs
                     over LIFO costs........2,738,597           2,360,597
                                            ---------           ---------
               Total inventories..........$56,230,067         $56,113,536
                                          ===========         ===========




                                   PART II


Item 4.	 Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Annual Meeting of Shareholders on December 4, 1995


         Matters Voted on by Shareholders:
         ---------------------------------

         1.) Election of Directors:  Peter B. Orthwein, William C. Tomson


         Results of Voting by Shareholders:
         ----------------------------------
                                 For        Against        Abstain
                                 ---        -------        -------
                 Item 1       8,206,727       -0-           4,520

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          THOR INDUSTRIES, INC.
                              (Registrant)




     MARCH 13, 1996      WADE F. B. THOMPSON
DATE ________________    ________________________________________
                         Wade F. B. Thompson
                         Chairman of the Board, President
                         and Chief Executive Officer





     MARCH 13, 1996      WALTER L. BENNETT
DATE ________________    ________________________________________
                         Walter L. Bennett
                         Senior Vice President
                         Secretary (Chief Accounting Officer)