Form 10-Q
period 1996-04-30
THOR INDUSTRIES INC
filed 1996-06-07
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q
                               ---------

           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934



   FOR QUARTER ENDED  April 30, 1996       COMMISSION FILE NUMBER  1-9235
                      --------------                               ------


                          THOR INDUSTRIES, INC.
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                  Delaware                            93-0768752
                  --------                            ----------
       (State of other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)


      419 West Pike Street, Jackson Center, OH             45334
      ----------------------------------------             -----
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (513) 596-6849

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes    X              No
                          --------             --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding at 4/30/96
                 -----                 ----------------------
           Common stock, par value        8,686,808 shares
               $.10 per share

                   THOR INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                  ASSETS
                                  ------

                                            (Unaudited)
                                            -----------
                                           April 30, 1996       July 31, 1995
                                           --------------       -------------
Current assets:
  Cash and cash equivalents...................$4,099,730..........$6,820,796
  Accounts receivable:
    Trade.....................................46,044,787..........37,447,506
    Other......................................1,527,603.............500,388
  Inventories.................................55,587,990..........56,113,536
  Prepaid expenses.............................4,327,067...........3,632,568
                                               ---------           ---------
      Total current assets...................111,587,177.........104,514,794
                                             -----------         -----------
Property:
  Land.........................................1,135,524...........1,030,524
  Buildings and improvements..................11,070,446...........9,833,498
  Machinery and equipment.....................14,843,341..........13,601,025
                                              ----------          ----------
      Total cost..............................27,049,311..........24,465,047
  Accumulated depreciation and amortization...10,602,821...........9,619,796
                                              ----------          ----------
  Property, net...............................16,446,490..........14,845,251
                                              ----------          ----------
Other assets:
  Goodwill....................................15,369,045..........15,812,885
  Non compete..................................5,153,688...........5,875,860
  Trademarks...................................2,940,170...........3,184,174
  Other........................................5,880,834...........4,227,937
                                              ----------          ----------
      Total other assets......................29,343,737..........29,100,856
                                              ----------          ----------
TOTAL ASSETS................................$157,377,404........$148,460,901
                                             ===========         ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
  Notes payable...............................$3,300,000........$     -
  Accounts payable............................21,111,431..........18,443,654
  Accrued liabilities:
    Taxes.....................................    -     ..........    -
    Compensation and related items.............9,333,811..........10,711,604
    Product warranties.........................5,675,866...........5,956,520
    Other......................................3,245,757...........4,251,782
                                               ---------           ---------
  Total current liabilities...................42,666,865..........39,363,560
                                              ----------          ----------

Other liabilities................................997,407...........1,194,032

Stockholders' equity:
  Common stock - authorized
   10,000,000 shares; issued 9,099,247
   shares @ 4/30/96 and 9,099,247 shares
   @ 7/31/95; par value of $.10 per share........909,925.............909,925
  Additional paid in capital..................25,105,120..........25,105,120
  Foreign currency translation..................(650,990)...........(772,606)
  Retained earnings...........................94,164,273..........84,585,329
  Cost of treasury shares 412,439
   shares @ 4/30/96; 188,239
   shares @ 7/31/95...........................(5,815,196).........(1,924,459)
                                              -----------        -----------
Total stockholders' equity....................113,713,132........107,903,309
                                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$157,377,404.......$148,460,901
                                              ===========        ===========

See notes to consolidated financial statements

                 THOR INDUSTRIES, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1996 AND 1995
     ------------------------------------------------------------------




                    THREE MONTHS ENDED APRIL 30     NINE MONTHS ENDED APRIL 30
                    ---------------------------     --------------------------
                      1996            1995             1996           1995
                      ----            ----             ----           ----
Net sales         $169,174,078    $163,081,543     $440,474,240   $416,621,025

Cost of
   products sold   151,361,505     145,390,075      393,786,759    366,198,962
                   -----------     -----------      -----------    -----------

Gross profit        17,812,573      17,691,468       46,687,481     50,422,063

Selling, general,
and administrative
expenses            10,904,905      11,599,813       29,234,526     31,475,652
                    ----------      ----------       ----------     ----------

Operating income     6,907,668       6,091,655       17,452,955     18,946,411

Interest income        192,097         199,900          688,669        494,592

Interest expense      (171,389)       (117,350)        (421,480)      (249,579)

Other income (expense)(118,182)        115,553          (27,005)       156,067
                      ---------        -------          --------       -------

Income before
   income taxes      6,810,194       6,289,758       17,693,139     19,347,491

Provision for
   income taxes      2,807,666       2,544,290        7,313,915      7,610,132
                     ---------       ---------        ---------      ---------
Net income          $4,002,528      $3,745,468      $10,379,224    $11,737,359
                     =========       =========       ==========     ==========



Average common
 shares outstanding  8,758,944       8,911,708        8,850,910      8,921,075
- -------------------  ---------       ---------        ---------      ---------

Earnings per
 common share         $.46             $.42             $1.17          $1.32
- -------------         ====             ====             =====          =====

Dividends paid
 per common share     $.03             $.03              $.09           $.09
- -----------------     ====             ====              ====           ====




See notes to consolidated financial statements

                  THOR INDUSTRIES, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995
              -------------------------------------------------

                                             (Unaudited)
                                             -----------
                                                 1996            1995
                                                 ----            ----
Cash flows from operating activities:
Net income....................................$10,379,224......11,737,359
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation....................................1,690,328.......1,469,633
Amortization....................................2,149,123.......2,026,450

Changes in non cash assets and liabilities
- ------------------------------------------
Accounts receivable............................(9,624,496).....(5,607,293)
Inventories.......................................525,546......(9,890,000)
Prepaid expenses and other.......................(789,322).....(1,321,151)
Accounts payable................................2,667,777........(839,695)
Accrued liabilities............................(2,861,097).....(2,800,423)
                                               -----------     -----------

Net cash provided (used)
    in operating activities.....................4,137,073......(5,225,120)
    -----------------------                     ---------      -----------

Cash flows from investing activities:
Purchase of property, plant & equipment........(3,322,370).....(3,986,881)
Disposals of property, plant & equipment           33,632..........92,688
Acquisitions-net of cash acquired...............    -    ......(5,123,698)
Investment in leasing joint venture............(2,300,000)......    -
                                               -----------      ----------

Net cash used in investing activities..........(5,588,738).....(9,017,891)
- -------------------------------------          -----------     -----------

Cash flows from financing activities:
Cash dividends...................................(800,280).......(802,526)
Net proceeds from (payments of)
notes payable...................................3,300,000.......8,870,000
Purchase of treasury stock.....................(3,890,737).......(882,139)



Net cash provided (used)
    by financing activities....................(1,391,017)......7,185,335
    -----------------------                    -----------      ---------
Effect of exchange rate changes on cash...........121,616.........126,574
                                                  -------         -------

Net decrease in cash and equivalents...........(2,721,066).....(6,931,102)
Cash and equivalents, beginning of year.........6,820,796......13,563,673
                                                ---------      ----------
Cash and equivalents, end of period............$4,099,730......$6,632,571
                                               ==========      ==========

Supplemental cash flow information:
Income taxes paid..............................$7,283,250......$7,908,649
Interest paid.....................................421,480.........249,579



See notes to consolidated financial statements

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                              ---------------------


Quarter Ended April 30, 1996 vs.
   Quarter Ended April 30, 1995
- -------------------------------

Net sales for the quarter totaled $169,174,078, up 3.7% from $163,081,543 in the same period last year. This sales increase was due primarily to product mix and increased unit sales. Primarily as a result of higher sales, income before income taxes rose 8.3% to $6,810,194 compared to $6,289,758 in the same period last year. In general, the Company did not adjust sales prices during the quarter ended April 30, 1996.

Recreation vehicle revenues of $143,126,703 were 3.4% higher than last year and were 84.6% of total company revenues compared to 84.9% last year.
Bus revenues of $26,047,375 were 5.6% higher than last year and were 15.4% of total company revenues compared to 15.1% last year.

Manufacturing gross profit decreased to 10.5% of sales from 10.8% last year. This decrease in gross margin percentage was due primarily to very competitive pricing in a soft recreation vehicle market.

Primarily as a result of increased sales, operating income rose 13.4% to $6,907,668, compared to $6,091,655 in the same period last year. Selling and administrative expenses decreased to $10,904,905, 6.4% of sales, from $11,599,813, 7.1% of sales.

Interest income decreased by $7,803 and interest expense increased by $54,039. This increase in interest expense was due primarily to additional borrowing because of extended bus receivables.

The combined income tax rate was 41.2% compared to 40.5% last year. Last year's rates reflect favorable utilization of foreign tax credits.


Nine Months Ended April 30, 1996 vs.
   Nine Months Ended April 30, 1995
- -----------------------------------

Net sales for the nine months totaled $440,474,240, up 5.7% from $416,621,025 in the same period last year. This sales increase was due primarily to product mix and increased unit sales. Income before income taxes was $17,693,139 compared to $19,347,491 in the same period last year. This decline was due primarily to very competitive pricing in a soft recreation vehicle market. In general, the Company did not adjust sales prices during the nine months ended April 30, 1996.

Recreation vehicle revenues of $363,668,416 were 4.7% higher than last year and were 82.6% of total company revenues compared to 83.4% last year. Bus revenues of $76,805,824 were 10.9% higher than last year and were 17.4% of total company revenues compared to 16.6% last year.

Manufacturing gross profit decreased to 10.6% of sales from 12.1% last year. This decrease in gross profit was due primarily to very competitive pricing in a soft recreation vehicle market.

Operating income totaled $17,452,955, down 7.9% from $18,946,411 in the same period last year. Selling and administrative expenses decreased to $29,234,526, 6.6% of sales, from $31,475,652, 7.6% of sales.

Interest income increased by $194,077 and interest expense increased by $171,901. This increase in interest expense was due primarily to additional borrowing because of higher than normal chassis inventory and extended bus receivables.

The combined income tax rate was 41.3% compared to 39.3% last year. Last year's rates reflect favorable utilization of foreign tax credits.

                      MANAGEMENT DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             ---------------------

                                  (Continued)




Financial Condition and Liquidity
- ---------------------------------

As of April 30, 1996, Thor had $4,099,730 in cash and cash equivalents, compared to $6,820,796 on July 31, 1995.

Working capital at April 30, 1996 was $68,920,312 compared to $65,151,234 at July 31, 1995. Inventory valued at current cost at April 30, 1996 exceeded the LIFO inventory by $2,927,597.

The Company currently has a $25,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under this line as of April 30, 1996 was $3,300,000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 29, 1996.
The Company had no long term debt as of April 30, 1996. Amortization of intangibles increased from $2,026,450 at April 30, 1995, to $2,149,123 at April 30, 1996 due to acquisitions in fiscal 1995.

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

During the nine months of fiscal 1996, Thor purchased 224,200 shares of its common stock, increasing treasury stock by $3,890,737. On March 14, 1996, Thor entered into a limited liability company agreement, as a 50% partner with Cruise America, Inc., for the purpose of renting recreation vehicles to the public. Thor's investment involved $300,000 cash for equity and $2,000,000 cash for a subordinated note bearing interest at prime plus .25% maturing on March 31, 2000. No other material items have affected the cash flow of Thor Industries during the nine months ended April 30, 1996.

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


2.  Major classifications of inventories are:

                                (Unaudited)
                                -----------
                               April 30, 1996      July 31, 1995
                               --------------      -------------

       Raw materials             $39,324,615        $42,951,596

       Work in process            11,162,021         10,761,474

       Finished goods              8,028,951          4,761,063
                                 -----------         ----------

            Total                 58,515,587         58,474,133

       Less excess of FIFO
       costs over LIFO costs       2,927,597          2,360,597
                                  ----------         ----------

       Total Inventories         $55,587,990        $56,113,536


3. During the third quarter of fiscal 1996, the company entered into a limited liability company agreement, as a 50% partner for the purpose of renting recreation vehicles. The company invested $300,000 cash for equity and $2,000,000 in a subordinated note bearing a variable rate of interest at prime plus .25% through March 2000.

    The Company also has a 50% interest in an entity that provides financing for recreation vehicles.

    The operations of these equity investments were not material to the consolidated financial statements of the Company.





                                 PART II


No Reports

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THOR INDUSTRIES, INC.
                              (Registrant)




      JUNE 6, 1996              WADE F. B. THOMPSON
DATE  __________________        ______________________________________
                                Wade F. B. Thompson
                                Chairman of the Board, President
                                and Chief Executive Officer





      JUNE 6, 1996              WALTER L. BENNETT
DATE  __________________        ______________________________________
                                Walter L. Bennett
                                Senior Vice President
                                Secretary (Chief Accounting Officer)