Form 10-K405
period 1996-07-31
THOR INDUSTRIES INC
filed 1996-10-16
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   -----------
                                    FORM 10-K
                                   -----------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the fiscal year ended July 31, 1996, Commission File Number 1-9235


                              THOR INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         93-0768752
-------------------------------                     ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

419 W. Pike Street, Jackson Center, Ohio                   45334-0629
----------------------------------------            ---------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
Common Stock (par value $.10)         New York Stock Exchange
-----------------------------         -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None
-------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.

Yes X     No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on October 11, 1996, was $115,046,776 based upon closing price on the New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 14, 1996, was 8,646,808.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 9, 1996, are incorporated by reference in Part III.

PART I

ITEM 1.       BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Thor Industries, Inc. ("Thor"), founded in 1980, produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada.

The Company's principal operating subsidiaries are Airstream, Inc. ("Airstream"); Dutchmen Manufacturing, Inc. ("Dutchmen"); Four Winds International, Inc. ("Four Winds"); Thor America, Inc. ("Thor America"); Thor Industries West, Inc. ("Thor West"); Komfort Corp. ("Komfort"); Thor Indiana, Inc. ("Thor Indiana"); Aero Manufacturing ("Aero"); Citair, Inc. ("Citair"); Thor California, Inc. ("Thor California"); ElDorado National Kansas, Inc. ("ElDorado Kansas"); ElDorado National California, Inc. ("ElDorado California") and ElDorado National Michigan, Inc. ("ElDorado Michigan").

The Company, a Delaware corporation, is the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Its principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334, and its telephone number is (937) 596-6849.



RECREATIONAL VEHICLES

AIRSTREAM
Airstream manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names "Airstream," "Classic" and "Land Yacht". Airstream "Classic" vehicles are distinguished by their rounded shape and bright aluminum finish and, in management's judgment, constitute the most recognized product in the industry. Airstream, responding to the demands of the market for a lower-cost product, also manufactures and sells the "Land Yacht," and "Cutter" motorhomes. It also manufacturers "Integrity" laminated fifth wheels.

DUTCHMEN
Dutchmen manufactures conventional travel trailers and fifth wheels at its Goshen and Middlebury, Indiana, facilities. Dutchmen has become the largest travel trailer and fifth wheel brand in the United States due to its reputation for building a quality product sold at a low price. It has expanded into the manufacture of folding camping trailers.

AERO
Aero Manufacturing builds and sells lightweight, European-styled travel trailers designed for towing behind cars, mini vans and sport utility vehicles, at its newly acquired Syracuse, Indiana plant.

FOUR WINDS
The Company purchased Four Winds on June 1, 1992. Four Winds manufactures conventional Class C and Class A motorhomes. Its products are sold under the "Four Winds," "Hurricane," "Dutchmen" and "Chateau" trade names.

THOR AMERICA
Thor America (formerly Thor Pennsylvania) is a manufacturer of travel trailers and fifth wheels. Thor America sells moderate and lower priced products under the trade names "Citation," "Chateau," and Prism."

THOR INDIANA
Thor Indiana builds laminated fifth wheels and travel trailers under the brand names Signature and Park Avenue in Bristol, IN.

THOR WEST
Thor West manufactures and sells moderately-priced Class A motorhomes under the trade names "Pinnacle," and "Residency," in Ontario, CA.

CITAIR
Citair is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels and Class C motorhomes. It operates under the name "General Coach" and sells under the trade names "Citation" and "Corsair." Its manufacturing facilities are located in Hensall, Ontario, and Oliver, B.C.

KOMFORT
In April, 1995, the Company acquired the business and assets of Komfort Trailer, Milwaukie, Oregon, for cash. Komfort manufacturers travel trailers and fifth wheels and sells primarily in the western U. S. and western Canada.

THOR CALIFORNIA
Thor California commenced operations in a 126,000 sq. ft. leased manufacturing plant in southern California. It manufacturers conventional travel trailers and fifth wheels under the brand names "Wanderer" and "Tahoe."


BUSES

ELDORADO NATIONAL
ElDorado National is a manufacturer of small and mid-size buses for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations, and other uses.

Management believes that ElDorado National is the largest manufacturer of small and mid-size commercial buses in North America. The Company builds buses under model names such as "Aerotech," "Escort," "MST," "ELF," "Transmark," and "EZ Rider." Its plants are located in Salina, KS, Chino, CA and Brown City, MI.

PRODUCT LINE SALES SEGMENT
The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years.

                                          1996                     1995                      1994
                                          ----                     ----                      ----
                                                                  ($000)

                                   Amount        %            Amount        %           Amount        %
                                   ------        -            ------        -           ------        -
Recreation vehicles             $ 495,991       82         $ 468,999       83        $ 418,522       85
Buses                             106,087       18            93,682       17           72,557       15
                                 --------      ---          --------      ---         --------      ---

Total Net Sales                 $ 602,078      100         $ 562,681      100        $ 491,079      100
                                  =======      ===          ========      ===         ========      ===



Further information concerning business segments is included in Note L of the Notes to the Consolidated Financial Statements.

RECREATIONAL VEHICLES:
The Company manufactures and sells a wide variety of RVs throughout the United States and Canada, as well as related parts and accessories. The Company also manufactures axles.

RV classifications are based upon standards established by the Recreation Vehicle Industry Association ("RVIA"). The principal types of RVs produced by the Company include conventional travel trailers, fifth wheels, fold-down camping trailers, Class A, Class B, and Class C motorhomes.

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

AXLES. The Company's subsidiary, Henschen Corp. ("Henschen"), fabricates rubber torsion axles for use in a wide range of recreation, industrial, and agricultural vehicles.

SEASONALITY. Since RVs are used primarily by vacationers and campers, the Company's sales of its RVs are seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, sales of RVs historically are lowest during the Company's second fiscal quarter, which ends January 31.

MARKETING AND DISTRIBUTION. The Company markets its RVs through independent dealers located throughout the U.S. and Canada. Each of the Company's RV subsidiaries maintains its own dealer organization, with few dealers carrying more than one product line offered by the Company. Presently there are approximately 800 dealers carrying the Company's products in the U.S. and Canada. The Company believes that close working relationships between its management personnel and the many independent dealers provide the Company with valuable information on customer preferences and the quality and marketability of the Company's products. Additionally, by maintaining substantially separate dealer networks for each of its subsidiaries, the Company's products are more likely to be competing against competitor's products in similar price ranges rather than the Company's other products.

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

Thor entered the retail recreation vehicle financing business in March, 1994. Thor Credit Corporation is a captive finance company formed between Thor Industries and Ganis Corporation, a major national financial institution engaged in recreation vehicle financing.

In March 1996, Thor and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to rent vehicles to the public.

WARRANTIES. The Company currently provides retail purchasers of its RVs with a limited warranty for one year (or 12,000 miles, if earlier, in the case of motorhomes) against defects in materials and workmanship, excluding only certain specified components which are separately warranted by the suppliers. These components include the chassis and engines of the Company's motorhomes, which are warranted by their manufacturers. Some of the Company's subsidiaries offer longer term structural warranties. Henschen warrants its axles for five years from the date of purchase.

BUSES:
The Company's line of small and mid-size buses are sold under the name ElDorado National. Its trade names include "Aerotech," "Escort FE," "Escort RE," "ELF," "Transmark," "MST" and "EZ Rider." The Company's line of small buses consists of airport shuttle buses, intra- and inter-urban mass transportation buses, and buses for tourist uses.

PRODUCTION. The Company's production facilities in Salina, Kansas; Chino, California; and Brown City, Michigan, are designed to provide efficient assembly line manufacturing of its bus products. The vehicles are produced according to specific orders which are normally obtained by dealers.

Some of the chassis, all of the engines and auxiliary units, and some of the seating and other components used in the production of buses are purchased in finished form. The Chino, California, facility assembles chassis for its rear engine buses from industry standard components and assembles the buses directly on the chassis.

The principal raw materials used in the manufacturing of buses are fiberglass, steel, aluminum, plywood, and plastic. Most of the raw materials and components needed are purchased from numerous suppliers. The Company purchases most of its bus chassis from Ford and General Motors and most of its engines from Cummins. The Company believes that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on the Company's operations.

MARKETING AND DISTRIBUTION. The Company markets its product line through a network of 36 independent dealers in the United States and Canada. The Company selects distributors using criteria similar to those used in selecting RV dealers. During fiscal 1996, no single dealer accounted for more than 8% of the Company's net bus revenue. The Company also sells its buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities.

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

The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration ("OSHA"). The Company's plants are periodically inspected by federal agencies concerned with health and safety in the work place, and by RVIA, to ensure that the Company's products comply with applicable governmental and industry standards.

The Company believes that its products and facilities comply in all material respects with applicable vehicle safety, environmental, RVIA, and OSHA regulations.

COMPETITION
The RV industry is characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The RV market is intensely competitive with a number of other manufacturers selling products which compete directly with those of the Company. Competition in the industry is based upon price, design, value, quality, and service. The Company believes that the quality, design, and price of its products and the warranty coverage and service it provides is such that its products compete favorably for retail purchasers. The Company estimates that it is the second largest R.V. manufacturer.

The Company estimates that it has a 25% market share of the U.S. and Canadian small and mid-size bus market. Other competitors offer lines of buses which compete with all of the Company's products. Price, quality, and delivery are the primary competitive factors. As with its RVs, the Company believes that the quality, design, and price of its products, the warranty coverage and service it provides, and the loyalty of its customers is such that its products compare favorably with similarly priced products of its competitors.

TRADE NAMES AND PATENTS
The Company has registered United States and Canadian trade names or licenses under the trade names of others, covering the principal trade names and model lines under which its products are marketed. The Company is not dependent upon any patents or technology licenses in the conduct of its business.

EMPLOYEE RELATIONS
At July 31, 1996, the Company had approximately 2,670 employees in the United States and 197 in Canada. Of these 2,867 employees, 291 are salaried. Citair's and Thor America's approximately 340 hourly employees are currently represented by certified labor organizations. Citair's and Thor America's current labor agreements covering their operations expire at various times between September 1997 and August 1999. The Company's employees at other facilities are not represented by certified labor organizations. The Company believes it maintains a good working relationship with its employees.

RESEARCH AND DEVELOPMENT
During the fiscal years 1996, 1995, and 1994, the Company spent approximately $881,000, $1,127,000, and $799,000, respectively, on research and development activities.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES Canadian sales from operations in Canada and export sales to Canada from United States operations amounted to approximately 3% and 5%, respectively, of the Company's total net sales to unaffiliated customers in fiscal year 1996.

Further information concerning foreign operations is shown in Note L of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES
The Company owns or leases approximately 1,887,000 square feet of plant and office space. Management believes that the Company's present facilities, consisting primarily of steel clad, steel or wood frame, or masonry construction, and the machinery and equipment contained therein, are well maintained and in good condition. The Company believes that it would be able to obtain replacement premises at acceptable costs for its leased premises should its leases not be renewed.

The following table describes the location, number and size of the Company's facilities as of July 31, 1996.

FACILITIES

                                                                                              Approximate
                                                                            No. of           Building Area
Location                                            Owned or Leased        Buildings          Square Feet
--------                                            ---------------        ---------          -----------
RVs
Jackson Center, OH (Airstream) (1).......................Leased................9................299,000
Jackson Center, OH (Henschen) (1)........................Leased................2.................90,000
Middleburg, PA (Thor America).............................Owned................3................116,000
Hensall, Ontario, Canada (Citair).........................Owned................1................100,000
Oliver, B.C., Canada (Citair).............................Owned................1.................55,000
Oliver, B.C., Canada (Citair) (5)........................Leased................1.................11,000
Ontario, CA (Thor West) (2)..............................Leased................1................111,000
Middlebury, IN (Dutchmen).................................Owned................1.................20,000
Goshen, IN (Dutchmen) (3)................................Leased................1.................40,000
Goshen, IN (Dutchmen).....................................Owned................4................123,000
Syracuse, IN (Dutchmen)...................................Owned................1.................46,000
Syracuse, IN, (Aero)......................................Owned................2.................67,000
Syracuse, IN, (Aero) (12)................................Leased................1.................52,000
Bristol, IN (Dutchmen) (6)...............................Leased................1.................57,000
Bristol, IN (Thor Indiana) (8)...........................Leased................6................106,000
Elkhart, IN (Four Winds)..................................Owned................3................180,000
Cassopolis, MI (Thor Indiana).............................Owned................2.................32,000
Milwaukie, OR (Komfort) (9)..............................Leased................1.................57,000
San Moreno, CA (Thor California) (10)....................Leased................1................126,000
BUSES
Salina, KS (ElDorado Kansas)..............................Owned................1.................93,000
Salina, KS (ElDorado Kansas) (11)........................Leased................1..................8,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................64,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................10,000
Brown City, MI (ElDorado Michigan) (7)...................Leased..............  1.................24,000
Total.........................................................................47..............1,887,000
                                                                              ==              =========


(1) Airstream locations are occupied under net subleases which expire in 2002. The Henschen location is occupied under a net sublease which expires in 1999.
(2) This location is occupied under a ten-year net lease with the right of first refusal if a sale is proposed by lessor. The lease expires in 2001 with an option to renew for two consecutive five-year terms.
(3) This location is occupied under a net lease which expires in 1998.
(4) This location is occupied under a net lease which expires in 1997 with a 3-year renewal option.
(5) This location is occupied under a net lease which expires in 1999.
(6) This location is occupied under a net lease which expires in 1998 with a 5-year renewal option.
(7) This location is occupied under a net lease which expires in 1996 with two additional one-year renewal options.
(8) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years
(9) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.
(10)This location is occupied under a net lease which expires in 2001 with an option to extend for 5 years
(11)This location is occupied under a net lease which expires in 1997 and is renewable annually.
(12)This location is occupied under a net lease which expires in 2001.

ITEM 3.  LEGAL PROCEEDINGS
The Company is involved in certain litigation arising out of its operations in the normal course of business. The Company believes that no such litigation will have a material adverse effect on the Company.

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

                                Fiscal 1996                Fiscal 1995
                                -----------                -----------
                              High         Low           High        Low
                              ----         ---           ----        ---
First Quarter.............. $20.00      $15.75         $23.25     $19.25
Second Quarter.............  20.25       15.88          20.25      18.75
Third Quarter..............  19.88       16.25          21.75      18.88
Fourth Quarter.............  22.75       18.13          23.25      18.75


(B)  HOLDERS
As of October 15, 1996, the number of record holders of the Company's common stock was 201.

(C)  DIVIDENDS
The Company paid quarterly dividends of $.03 a share during 1996 and previous years beginning in 1988. Effective April 27, 1992, the Company's Common stock was split 3-for-2. Since that date, the Company has declared quarterly dividends of $.03 per share on the split shares, thus increasing the dividend by 50%. Prior to 1988, no dividends had been paid. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors which the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Fiscal years ended July 31,
                                                    1996            1995            1994             1993           1992
                                                --------------------------------------------------------------------------
INCOME STATEMENT DATA:                                               ($000, except per share amounts)


Net sales...................................    $602,078        $562,681        $491,079         $412,223       $273,443
Income before change in
accounting principle........................      16,070          13,790          16,045           11,267          8,398
Change in accounting principle..............          --              --              --              561             --
Net income..................................      16,070          13,790          16,045           11,828          8,398
EARNINGS PER COMMON SHARE:
Income before change in
accounting principle........................        1.82            1.55            1.80             1.27           1.15
Change in accounting principle..............          --              --              --              .06             --
Net income..................................        1.82            1.55            1.80             1.33           1.15
Dividends per common share..................         12(cent)        12(cent)        12(cent)         12(cent)        9(cent)
BALANCE SHEET DATA:
Total assets................................    $175,884        $148,461        $142,446         $122,747       $124,246


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Net sales in fiscal 1996 totaled $602,077,568, up 7.0% from $562,681,238 in fiscal 1995. Net income in fiscal 1996 totaled $16,070,000, versus $13,789,687 in 1995. Net income per common share was $1.82 in 1996 versus $1.55 in 1995.

The consolidated statements of income for the years ended July 31, 1996, 1995 and 1994 shown as a percentage of net sales are as follows:

                                                                          Fiscal years ended July 31,
                                                                    -----------------------------------------------
                                                                         1996         1995         1994
                                                                    -----------------------------------------------
Net sales........................................................       100.0%       100.0%       100.0%
Cost of products sold............................................        88.7         88.6         86.3
                                                                    -----------------------------------------------
Gross profit.....................................................        11.3         11.4         13.7
Selling, general and administrative..............................         6.8          7.5          8.2
                                                                    -----------------------------------------------
Operating income.................................................         4.5          3.9          5.5
Other Income.....................................................          .1           .1           --
                                                                    -----------------------------------------------
Income before income taxes.......................................         4.6          4.0          5.5
Provision for income taxes.......................................         1.9          1.5          2.2
                                                                    -----------------------------------------------
Net income.......................................................         2.7%         2.5%         3.3%
                                                                    -----------------------------------------------

--------------------------------------------------------------------------------

1996 VS. 1995
Net sales totaled $602,077,568 up 7% from $562,681,238 in the same period last year. Net income increased to $16,070,000 compared to $13,789,687 last year. This increase was primarily due to increased sales and reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during fiscal 1996.

Recreation vehicle revenues of $495,991,000 were 6% higher than last year. Recreation vehicle sales were 82% of total company revenues compared to 83% last year. Bus revenues of $106,087,000 were 13% higher than last year. Bus sales were 18% of total company revenue compared to 17% last year. Manufacturing gross profit decreased to 11.3% of sales from 11.4% last year.

As a percentage of sales, selling, general and administrative costs decreased due primarily to cost-effective reductions in selling and promotion programs.

Interest income increased by approximately $315,000 and interest expense increased by approximately $298,000. The increase in interest expense was due primarily to line of credit use for expansion of facilities, the start up of Thor California, and increases in accounts receivables and inventories.

The combined income tax rate was 41% compared to 38.8% last year. Last year's rate reflects favorable utilization of foreign tax credits.

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

The combined income tax rate was 38.8% compared to 40.1% last year. This reduction was due primarily to favorable utilization of foreign tax credits.

LIQUIDITY
On July 31, 1996, Thor had $13,061,981 in cash and cash equivalents, compared to $6,820,796 on July 31, 1995.

Working capital on July 31, 1996, was $74,981,738 compared to $65,151,234 on July 31, 1995. Inventory valued at current cost on July 31, 1996, exceeded LIFO inventory by $2,618,202.

The Company currently has a $25,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under the line on July 31, 1996, was $6,515,000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 29, 1996. The Company had no long term debt as of July 31, 1996. Amortization of intangibles increased from $2,736,489 for the year ended July 31, 1995 to $2,748,852 for the year ended July 31, 1996.

During fiscal 1996, Thor purchased 224,200 shares of its common stock, increasing treasury stock by $3,890,737.

On March 14, 1996, Thor formed a limited liability corporation, with Cruise America, Inc. as a 50% partner, for the purpose of renting recreation vehicles to the public. Thor's investment involved $300,000 cash for equity and $2,000,000 cash for a subordinated note bearing interest at prime plus .25% maturing March 31, 2000.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data
---------------------------------------------------------------------------------------------------------------------------

                                              October 31      January 31        April 30         July 31
                                              -----------------------------------------------------------------------------
                                                        ($000, except per share amounts)
1996
Net sales..................................     $151,519        $119,781        $169,174        $161,604
Gross profit...............................       16,635          12,240          17,812          21,437
Net income  (1) ...........................        4,412           1,964           4,002           5,692
Net Income per common share................          .50             .22             .46             .64
Dividends paid per common share............          .03             .03             .03             .03
MARKET PRICES PER COMMON SHARE:
   High ...................................     $  20.00        $  20.25        $  19.88        $  22.75
   Low ....................................     $  15.75        $  15.88        $  16.25        $  18.13
                                              ----------------------------------------------------------
1995
Net sales..................................    $ 139,170        $114,369        $163,082        $146,060
Gross profit...............................       19,435          13,296          17,691          13,936
Net income ................................        5,783           2,209           3,745           2,053
Net Income per common share................          .65             .25             .42             .23
Dividends paid per common share............          .03             .03             .03             .03
MARKET PRICES PER COMMON SHARE:
   High ...................................    $   23.25        $  20.25        $  21.75        $  23.25
   Low ....................................    $   19.25        $  18.75        $  18.88        $  18.75
                                              ----------------------------------------------------------

 (1) Net income in the fourth quarter was increased by $1,400,000 in 1996, due to adjustments to physical inventory, warranty reserves and management incentives.

ITEM 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors and Executive Officers of the Registrant is included in the definitive Proxy Statement, dated on or about October 28, 1996, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 11. MANAGEMENT REMUNERATION
The information required in response to this Item is contained under the caption EXECUTIVE OFFICERS in the definitive Proxy Statement, dated on or about October 28, 1996, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
The information required in response to this Item is contained under the caption ELECTION OF DIRECTORS for Security Ownership of Management and under the caption OWNERSHIP OF COMMON STOCK for principal shareholders, of the definitive Proxy Statement, dated on or about October 28, 1996, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 28, 1996, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 14.      FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND
              REPORTS ON FORM 8-K


(A)     1. FINANCIAL STATEMENTS                                                                     PAGE
         Independent Auditors' Report..................................................................17
         Consolidated Balance Sheets, July 31, 1996 and 1995.......................................18--19
         Consolidated Statements of Income for the Years Ended
            July 31, 1996, 1995 and 1994...............................................................20
         Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 1996, 1995 and 1994...................................................21
         Consolidated Statements of Cash Flows for the Years Ended
            July 31, 1996, 1995 and 1994...............................................................22
         Notes to Consolidated Financial Statements................................................23--27

(A)      2. FINANCIAL STATEMENT SCHEDULE AS OF JULY 31, 1996, AND FOR EACH
            OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1996:
         Schedule II--Valuation and Qualifying Accounts................................................28
         All other schedules have been omitted as not required or not applicable under the instructions.

(A)      3. EXHIBITS
          (3)     ARTICLES OF INCORPORATION AND BY-LAWS
          (a)     Registrant's Restated Certificate of..................................................*
                  Incorporation.  (Filed as Exhibit 3(a)
                  to Registration Statement No. 33-13827.)
          (b)     Registrant's By-laws.  (Filed as Exhibit 3(b).........................................*
                  to Registration Statement No. 33-13827.)
          (4)     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
                  INCLUDING INDENTURES
          (a)     Form of Common Stock Certificate......................................................*
                  (Filed as Exhibit 4(a) to 10-K dated July 31, 1987.)

(10)     MATERIAL CONTRACTS
               (a)  Sublease Agreement (Jackson Center), dated.........................................*
                      August 29, 1980, between Airstream and
                      Beatrice.  (Filed as Exhibit 10(c) to
                      Registration Statement No. 2-87044.)

         (22)  SUBSIDIARIES OF THE REGISTRANT
               The subsidiaries of the Registrant, excluding those which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of July 31, 1996, are:
                    Airstream, Inc. (a Nevada corporation),
                    Citair, Inc. (a Pennsylvania corporation),
                    Thor Industries West, Inc. (a California corporation),
                    ElDorado National Kansas, Inc. (a Kansas corporation)
                    ElDorado National California, Inc. (a California corporation)
                    ElDorado National Michigan, Inc. (a Delaware corporation),
                    Thor America, Inc. (a Pennsylvania corporation)
                    Dutchmen Manufacturing, Inc. (a Delaware corporation)
                    Four Winds International, Inc. (a Delaware corporation)
                    Citair does business in Canada under the name "General Coach."
                    Aero Manufacturing, Inc. (a Delaware corporation)
                    Thor Indiana, Inc. (a Delaware corporation)
                    Komfort Corp. (a Delaware corporation)
                    Thor California, Inc. (a Delaware corporation)

         (27)  Financial Data Schedule

*Incorporated by reference.


(B)      REPORT ON FORM 8-K
There were no filings on Form 8-K during fiscal year 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.



(Signed)  Wade F.B. Thompson
        -----------------------
Wade F. B. Thompson
Chairman, President, and  Chief Executive Officer


Date      October 14, 1996
    ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Signed)   Peter B. Orthwein                 (Signed)     Walter L. Bennett
        ------------------------                     ---------------------------
Peter B. Orthwein                                 Walter L. Bennett
Vice Chairman, Treasurer                          Vice President, Finance
(Principal Financial Officer) and Director        (Principal Accounting Officer)

Date       October 14, 1996                  Date         October 14, 1996
    ----------------------------                 -------------------------------



(Signed)   Wade F.B. Thompson                (Signed)     Alan Siegel
        ------------------------                     ---------------------------
Wade F. B. Thompson                               Alan Siegel
Chairman, President, and Chief Executive          Director
Officer (Principal Executive Officer
and Director)

Date        October 14, 1996                  Date          October 14, 1996
    ----------------------------                  ------------------------------







(Signed)    William C. Tomson
        ------------------------
William C. Tomson
Director

Date        October 14, 1996
    ----------------------------

INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDERS--THOR INDUSTRIES, INC.
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc., and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index of Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Dayton, Ohio
September 27, 1996

Thor Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 1996 and 1995
---------------------------------------------------------------------------------------------------------------------------

Assets                                                                                        1996               1995
------                                                                              ---------------------------------------
CURRENT ASSETS:
Cash and cash equivalents...........................................................   $   13,061,981     $    6,820,796
Accounts receivable:
    Trade, less allowance for doubtful accounts--
    $52,190 in 1996 and 1995........................................................       48,962,786         37,447,506
    Other...........................................................................          811,173            500,388
Inventories (Note C)................................................................       63,493,523         56,113,536
Prepaid expenses and other (Note E).................................................        3,706,461          3,632,568
                                                                                    ---------------------------------------
Total current assets................................................................      130,035,924        104,514,794
                                                                                    ---------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land................................................................................        1,212,024          1,030,524
Buildings and improvements..........................................................       11,978,857          9,833,498
Machinery and equipment.............................................................       15,182,013         13,601,025
                                                                                    ---------------------------------------
Total cost..........................................................................       28,372,894         24,465,047
Accumulated depreciation............................................................       11,167,142          9,619,796
                                                                                    ---------------------------------------
Net property, plant and equipment...................................................       17,205,752         14,845,251
                                                                                    ---------------------------------------
OTHER ASSETS:
Goodwill............................................................................       15,175,617         15,812,885
Noncompete agreements...............................................................        4,912,964          5,875,860
Trademarks..........................................................................        2,858,835          3,184,174
Other (Note K) .....................................................................        5,695,368          4,227,937
                                                                                    ---------------------------------------
Total other assets..................................................................       28,642,784         29,100,856
                                                                                    ---------------------------------------
TOTAL...............................................................................     $175,884,460       $148,460,901
---------------------------------------------------------------------------------------------------------------------------




See notes to consolidated financial statements.

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------

                                                                                        1996               1995
                                                                           ---------------------------------------
CURRENT LIABILITIES:
 Accounts payable..........................................................      $27,901,604     $   18,443,654
 Line of Credit (Note D)...................................................        6,515,000                 --
 Accrued liabilities:
    Compensation and related items.........................................       11,704,885         10,711,604
    Product warranties.....................................................        6,345,670          5,956,520
    Other..................................................................        2,587,027          4,251,782
                                                                           ---------------------------------------
TOTAL CURRENT LIABILITIES..................................................       55,054,186         39,363,560
                                                                           ---------------------------------------
OTHER LIABILITIES..........................................................        1,672,041          1,194,032
CONTINGENT LIABILITIES (NOTE H)............................................               --                 --
STOCKHOLDERS' EQUITY (NOTE I)
Preferred stock--authorized 1,000,000 shares; none outstanding..............              --                 --
Common stock--par value of $.10 a share;
  authorized, 10,000,000 shares;
  issued 9,099,247 shares in 1996 and 1995.................................          909,925            909,925
Additional paid-in capital.................................................       25,105,120         25,105,120
Foreign currency translation...............................................        (641,856)          (772,606)
Retained earnings..........................................................       99,600,240         84,585,329
                                                                           ---------------------------------------
TOTAL......................................................................      124,973,429        109,827,768
Less 412,439 treasury shares in 1996 and 188,239 in 1995...................      (5,815,196)        (1,924,459)
                                                                           ---------------------------------------
Total stockholders' equity.................................................      119,158,233        107,903,309
                                                                           ---------------------------------------
TOTAL......................................................................     $175,884,460       $148,460,901
------------------------------------------------------------------------------------------------------------------





See notes to consolidated financial statements.

Thor Industries, Inc. and Subsidiaries
Consolidated Statements of Income for the Years Ended July 31, 1996, 1995 and 1994
---------------------------------------------------------------------------------------------------------------------------


                                                                            1996                 1995                1994
                                                               ------------------------------------------------------------

NET SALES......................................................     $602,077,568         $562,681,238       $491,078,835
Cost of products sold..........................................      533,953,803          498,323,348        423,567,286
                                                               ------------------------------------------------------------
GROSS PROFIT...................................................       68,123,765           64,357,890         67,511,549
Selling, general and
  administrative expenses......................................       38,537,782           39,553,763         37,871,348
Amortization of intangibles....................................        2,748,852            2,736,489          2,680,416
                                                               ------------------------------------------------------------
Operating income...............................................       26,837,131           22,067,638         26,959,785
OTHER INCOME (EXPENSE):
  Interest income..............................................          935,332              619,843            419,562
  Interest expense.............................................         (625,185)            (327,282)          (247,733)
  Other........................................................           95,248              190,340           (335,827)
                                                               ------------------------------------------------------------
                                                                         405,395              482,901           (163,998)
                                                               ------------------------------------------------------------
INCOME BEFORE INCOME TAXES.....................................       27,242,526           22,550,539         26,795,787
Provision for income taxes (Note E)............................       11,172,526            8,760,852         10,751,223
                                                               ------------------------------------------------------------
NET INCOME.....................................................     $ 16,070,000         $ 13,789,687       $ 16,044,564
                                                               ============================================================

NET INCOME PER COMMON SHARE (NOTE A)...........................     $       1.82         $       1.55       $       1.80
                                                               ============================================================


See notes to consolidated financial statements.

Thor Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1996, 1995 and 1994
---------------------------------------------------------------------------------------------------------------------------------

                                  Treasury Stock              Common Stock
                             -----------------------------------------------------   Additional         Foreign
                                                                                        Paid-In        Currency          Retained
                              Shares         Amount        Shares       Amount          Capital     Translation          Earnings
                             ----------------------------------------------------------------------------------------------------
JULY 31, 1993                142,739     $1,029,148     9,035,595     $903,560      $24,138,585        ($59,881)     $56,891,634
Net income                        --             --            --           --               --              --       16,044,564
Stock option activity--net        --             --        63,652        6,365          966,535              --               --
Cash dividends
  $.12 per common share           --             --            --           --               --              --       (1,070,656)
Foreign currency
  translation adjustment          --             --            --           --               --        (868,573)              --
                             ----------------------------------------------------------------------------------------------------

JULY 31, 1994                142,739      1,029,148     9,099,247      909,925       25,105,120        (928,454)      71,865,542
Net Income                                       --            --           --               --              --       13,789,687
Shares purchased              45,500        895,311            --           --               --              --               --
Cash dividends
  $.12 per common share           --             --            --           --               --              --       (1,069,900)
Foreign currency
  translation adjustment          --             --            --           --               --         155,848               --
                             ---------------------------------------------------------------------------------------------------

JULY 31, 1995                188,239      1,924,459     9,099,247      909,925       25,105,120        (772,606)      84,585,329
Net Income                        --             --            --           --               --              --       16,070,000
Shares purchased             224,200      3,890,737            --           --               --              --               --
Cash dividends
  $.12 per common share           --             --            --           --               --              --       (1,055,089)
Foreign currency
  translation adjustment          --             --            --           --               --         130,750               --
                             ---------------------------------------------------------------------------------------------------
JULY 31, 1996                412,439    $ 5,815,196     9,099,247    $ 909,925     $ 25,105,120       ($641,856)     $99,600,240
                             ===================================================================================================



See notes to consolidated financial statements.

Thor Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994
---------------------------------------------------------------------------------------------------------------------------

                                                                            1996                 1995               1994
                                                               ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME.....................................................      $16,070,000          $13,789,687        $16,044,564
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation..............................................        2,266,175            2,020,389          1,840,395
     Amortization of intangibles...............................        2,748,852            2,736,489          2,680,416
     Deferred income taxes.....................................          355,321            (783,174)          (389,658)
CHANGES IN ASSETS AND LIABILITIES,
NET OF EFFECTS FROM ACQUISITIONS:
Accounts receivable............................................     (11,826,065)            2,466,203        (8,445,211)
Inventories....................................................      (7,379,987)          (5,732,083)        (8,402,419)
Prepaid expenses and other.....................................          125,834          (1,202,925)            459,114
Accounts payable...............................................        9,457,950          (7,911,297)          6,175,515
Accrued liabilities............................................        (282,324)              237,464          2,951,308
Other liabilities..............................................        (164,250)            (332,954)            212,774
                                                               ------------------------------------------------------------
Net cash provided by operating activities......................       11,371,506            5,287,799         13,126,798
CASH FLOWS FROM INVESTING ACTIVITIES:                          ------------------------------------------------------------
Purchases of property, plant and equipment.....................      (4,722,312)          (5,204,320)        (4,256,172)
Disposals of property, plant and equipment.....................          192,067              211,621            652,194
Acquisitions--net of cash acquired.............................               --          (5,123,702)                 --
Investment in CAT Joint Venture LLC ...........................      (2,300,000)                   --                 --
Investment in Thor Credit Corp.................................               --                   --        (1,434,155)
                                                               ------------------------------------------------------------
Net cash used in investing activities..........................      (6,830,245)         (10,116,401)        (5,038,133)
CASH FLOWS FROM FINANCING ACTIVITIES:                          ------------------------------------------------------------
Cash dividends.................................................      (1,055,089)          (1,069,900)        (1,070,656)
Net increase (decrease) in line of credit......................        6,515,000                   --        (4,514,000)
Purchase of treasury shares....................................      (3,890,737)            (895,311)                 --
Proceeds from issuance of common stock.........................               --                   --            972,900
                                                               ------------------------------------------------------------
Net cash provided by (used in) financing activities ...........        1,569,174          (1,965,211)        (4,611,756)
                                                               ------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH........................          130,750               50,936          (528,686)
                                                               ------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...........        6,241,185          (6,742,877)          2,948,223
Cash and cash equivalents, beginning of year...................        6,820,796           13,563,673         10,615,450
                                                               ------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR.........................      $13,061,981         $  6,820,796        $13,563,673
                                                               ============================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid..............................................      $10,070,961         $ 11,590,599       $  9,629,938
Interest paid..................................................      $   625,185         $    327,282       $    247,733




See notes to consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JULY 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries. Investments in two unconsolidated 50% owned Companies are accounted for by the equity method. All intercompany balances and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS--Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents.

INVENTORIES--Inventories are stated at the lower of cost or market, determined principally by the last-in, first-out (LIFO) basis.

DEPRECIATION--Property, Plant and Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements--ten to thirty-nine years
         Machinery and equipment--three to ten years

OTHER ASSETS--Other assets are amortized using the straight-line method over the estimated lives of the assets as follows:

         Goodwill--twenty or thirty years
         Noncompete agreements--five or ten years
         Trademarks--ten or twenty years
         Other, principally dealer network--five years

PRODUCT WARRANTIES--Estimated warranty costs are provided at the time of sale of the warranted products.

REVENUE RECOGNITION--Revenues from the sale of recreational vehicles and buses are recognized when shipped to dealers, distributors, or contract buyers.

ESTIMATES--The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES--Income taxes are computed in accordance with the Statement of Financial Accounting Standards No. 109.

FOREIGN CURRENCY TRANSLATION--Assets and liabilities of Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Transaction gains and losses are not significant.

CONCENTRATION OF CREDIT RISK--The Company's accounts receivable are primarily concentrated in the recreational vehicle industry.

INCOME PER COMMON SHARE--Income per common share is computed using the weighted average number of common shares outstanding during each accounting period:
8,809,660 in 1996, 8,918,654 in 1995 and 8,919,752 in 1994. Exercise of stock options, which are common equivalent shares, would not cause a significant dilution in income per share.

LONG-LIVED ASSETS--In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as long-lived assets and certain identifiable intangibles to be disposed of. The Company will be required to adopt the standard in the first quarter of fiscal year 1997. The adoption of this statement will not be material to the Company's consolidated financial position or results of operations.

STOCK OPTIONS--The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation," which requires adoption by the Company in fiscal year 1997. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue measuring compensation cost in accordance with APB Opinion No. 25 and will adopt the additional disclosure requirements of SFAS 123 in fiscal year 1997.

RECLASSIFICATIONS--Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform to the presentation used in 1996. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

B.  ACQUISITIONS
-------------------------------------------------------------------------------

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

C.  INVENTORIES
-------------------------------------------------------------------------------

Major classifications of inventories are:

                                                                     As of July 31,
                                                       ---------------------------------------
                                                                    1996               1995
                                                       ---------------------------------------
Finished products......................................     $  6,529,164       $  4,761,063
Work in process........................................       12,400,652         10,761,474
Raw materials..........................................       30,272,306         26,772,652
Chassis................................................       16,909,603         16,178,944
                                                       ---------------------------------------
Total..................................................       66,111,725         58,474,133
Less excess of FIFO costs over LIFO costs..............        2,618,202          2,360,597
                                                       ---------------------------------------
Total inventories......................................      $63,493,523        $56,113,536
                                                       =======================================


D.  LINE OF CREDIT
-------------------------------------------------------------------------------

The Company has a $25,000,000 unsecured revolving line of credit with two banks. At July 31, 1996, $6,515,000 was outstanding. The loan agreement contains certain covenants, and the Company must maintain certain financial ratios. The line of credit bears interest below the prime rate (6.25% at July 31, 1996) and expires on November 29, 1996.

E.  INCOME TAXES
-------------------------------------------------------------------------------

                                                                     Years ended July 31,
                                           ------------------------------------------------------------
                                                        1996                 1995               1994
                                           ------------------------------------------------------------
Components of the provision are:
Current:
  Federal..................................     $  8,489,786        $   7,549,261       $  8,843,050
  State and local..........................        2,364,009            1,898,648          1,934,926
  Foreign..................................          (36,590)              96,117            362,905
                                           ------------------------------------------------------------
  Total current............................       10,817,205            9,544,026         11,140,881
                                           ------------------------------------------------------------

  Total deferred...........................          355,321             (783,174)          (389,658)
                                           ------------------------------------------------------------
  Provision for income taxes...............     $ 11,172,526        $   8,760,852       $ 10,751,223
                                           ============================================================

                                                                                             July 31,           July 31,
                                                                                                 1996               1995
                                                                                    ---------------------------------------
A SUMMARY OF DEFERRED INCOME TAXES IS:
CURRENT DEFERRED TAX ASSET (LIABILITY):
Inventory basis.....................................................................   $     (952,174)     $    (766,574)
Employee benefits...................................................................          166,607            204,244
Self-insurance......................................................................          121,939            (20,943)
Product warranties..................................................................        2,461,775          2,367,593
Other...............................................................................         (255,192)             4,651
                                                                                    ---------------------------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN PREPAID EXPENSES AND OTHER..............................................        1,542,955          1,788,971
                                                                                    ---------------------------------------

LONG-TERM DEFERRED TAX ASSET (LIABILITY):
Property basis......................................................................       (1,820,924)        (1,992,927)
Foreign tax credit..................................................................               --            322,724
Deferred compensation...............................................................          234,179            291,667
Other...............................................................................          583,787            484,883
                                                                                    ---------------------------------------
TOTAL LONG-TERM DEFERRED TAX LIABILITY
INCLUDED IN OTHER LIABILITIES.......................................................       (1,002,958)          (893,653)
                                                                                    ---------------------------------------
NET DEFERRED TAX ASSET..............................................................     $    539,997       $    895,318
                                                                                    =======================================

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                                            1996                 1995               1994
                                                               ------------------------------------------------------------
Provision at statutory rates...................................       $9,534,884           $7,892,689       $  9,378,525
State and local income taxes, net of federal tax benefit.......        1,536,606            1,034,121          1,257,702
Amortization of intangibles....................................          269,869              265,436            265,436
Other..........................................................         (168,833)            (431,394)          (150,440)
                                                               ------------------------------------------------------------
Provision for income taxes ....................................      $11,172,526           $8,760,852        $10,751,223
                                                               ============================================================


Income before income taxes includes foreign income of $176,482 in 1996, $533,547 in 1995 and $1,182,579 in 1994.

F.  LEASES
-------------------------------------------------------------------------------

The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $11,277,308, which includes the following amounts due in each of the next five years ending July 31: $2,361,216 in 1997; $2,024,356 in 1998; $1,726,621 in
1999; $1,547,930 in 2000; $1,479,927 in 2001 and $2,137,258 thereafter. Rent expense was $2,497,776 in 1996, $2,050,048 in 1995 and $998,327 in 1994.

G.  PROFIT SHARING AND PENSION PLANS
-------------------------------------------------------------------------------

The Company has a profit sharing plan for all full-time employees at one subsidiary and a defined contribution pension plan for domestic union employees at another subsidiary. Contributions to the profit sharing plan are at the discretion of the Board of Directors; contributions to the pension plan are based on hours worked. Total expense for these plans was $180,171 in 1996, $176,451 in 1995 and $191,010 in 1994.

H.  CONTINGENT LIABILITIES
-------------------------------------------------------------------------------

It is customary practice for companies in the recreational vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, the agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent liability approximated $129,000,000 at July 31, 1996, the risk of loss under the agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes any future losses under the agreements will not have a significant effect on consolidated financial position or results of operations.

The Company obtains certain vehicle chassis from an automobile manufacturer under a converter pool agreement. The agreement generally provides that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory. Typically, chassis are converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis, and at that time the Company records the inventory. At July 31, 1996, chassis on hand accounted for as consigned inventory was approximately $10,987,000.

I.  STOCK OPTIONS
-------------------------------------------------------------------------------

Officers and key employees have been granted stock options under the 1988 Incentive Stock Option Plan. Under the Plan, options to purchase 300,000 common shares may be granted and expire on various dates from 1998-2002. A three year summary of the Plan follows:

SHARES                                      1996             1995           1994
--------------------------------------------------------------------------------
Granted........................               --               --             --
Outstanding....................              100           30,100         30,100
Exercisable ...................              100           30,100         30,100
Exercised......................               --               --         63,652
Available for grant............          151,500          121,500        121,500
Exercise price per share.......            $8.00    $8.00--$18.33  $8.00--$18.33

At July 31, 1996, 151,600 common shares have been reserved for the plan.

J.  RESEARCH AND DEVELOPMENT
-------------------------------------------------------------------------------

Research and development expenses were approximately $881,000 in 1996, $1,127,000 in 1995, and $799,000 in 1994.

K.  JOINT VENTURES
-------------------------------------------------------------------------------

In March 1996, the Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to rent recreation vehicles to the public. Thor invested $300,000 for its 50% interest and provided $2,000,000 for a subordinated note due and payable on March 31, 2000 bearing interest at prime plus .25%. The investment and note receivable are included in other assets in the balance sheet.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreational vehicles to consumer buyers. Thor advanced $1,434,155 for its 50% interest in Thor Credit, which is included in other assets in the balance sheet. The results of operations of these joint ventures were not material in 1996 or 1995.

L.  BUSINESS SEGMENTS
------------------------------------------------------------------------------

                                                                            1996                 1995                1994
                                                               ------------------------------------------------------------
NET SALES:                                                                 ($000)               ($000)              ($000)
RECREATIONAL VEHICLES:
  United States................................................         $448,708            $ 447,783            $399,080
  Canada.......................................................           47,283               21,216              19,442
BUSES:
  United States ...............................................          102,337               91,137              67,958
  Canada.......................................................            3,750                2,545               4,599
                                                               ------------------------------------------------------------
Total..........................................................         $602,078             $562,681           $ 491,079
                                                               ============================================================

OPERATING INCOME (LOSS):
Recreational vehicles:
  United States................................................          $20,404           $   18,095           $  24,363
  Canada.......................................................             (168)                 180                 523
Buses:
  United States................................................            6,601                4,648               2,278
  Canada.......................................................               --                  (51)                313
                                                               ------------------------------------------------------------
Total..........................................................          $26,837           $   22,872           $  27,477
                                                               ============================================================

IDENTIFIABLE ASSETS:
RECREATIONAL VEHICLES:
  United States................................................         $126,347            $ 112,106           $ 108,406
  Canada.......................................................           11,596               11,803               9,264
BUSES:
  United States................................................           37,941               24,552              21,850
  Canada.......................................................               --                   --               2,926
                                                               ------------------------------------------------------------
Total..........................................................         $175,884            $ 148,461           $ 142,446
                                                               ============================================================

DEPRECIATION AND AMORTIZATION EXPENSE:
Recreational vehicles..........................................           $4,218          $     3,960           $   3,630
Buses..........................................................              797                  797                 891
                                                               ------------------------------------------------------------
Total..........................................................           $5,015           $    4,757           $   4,521
CAPITAL EXPENDITURES:
Recreational vehicles..........................................           $4,345          $     5,034           $   4,078
Buses..........................................................              377                  170                 178
                                                               ------------------------------------------------------------
Total..........................................................           $4,722         $      5,204           $   4,256
                                                               ============================================================

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


Column A                                        Column B        Column C        Column D        Column E
--------                                        --------        --------        --------        --------
                                                               Additions
                                              Balance at      Charged to                        Balance
                                               Beginning       Costs and                       at End of
Description                                    of Period        Expenses        Deductions (1)    Period
                                           ---------------------------------------------------------------
YEAR ENDED JULY 31, 1996:
Allowance for doubtful accounts............$      52,190    $     80,306     $  (80,306)    $     52,190
                                           ===============================================================

Accumulated amortization of
goodwill and other intangibles.............$  11,860,540     $ 2,748,852              --     $14,609,392
                                           ===============================================================

YEAR ENDED JULY 31, 1995:
Allowance for doubtful accounts............$      35,420    $     84,093      $ (67,323)    $     52,190
                                           ===============================================================

Accumulated amortization of
goodwill and other intangibles.............$   9,124,051     $ 2,736,489              --     $11,860,540
                                           ===============================================================

YEAR ENDED JULY 31, 1994:
Allowance for doubtful accounts............$      32,000   $      70,600     $  (67,180)    $     35,420
                                           =============================================================

Accumulated amortization of
goodwill and other intangibles.............$   6,443,635     $ 2,680,416              --      $9,124,051
                                           =============================================================

 (1) Write-offs, net of recoveries.