Form 10-Q
period 1996-10-31
THOR INDUSTRIES INC
filed 1996-12-11
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  October 31, 1996         COMMISSION FILE NUMBER  1-9235
                   ----------------                                 ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           93-0768752
    -------------------------------                        -------------------
    (State of other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

     419 West Pike Street, Jackson Center, OH                        45334
     ----------------------------------------                     ----------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes       X                         No
                       ---------                        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                   Outstanding at 10/31/96
                       -----                   -----------------------

               Common stock, par value             8,646,808 shares
                  $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                    (UNAUDITED)
                                                                    -----------

                                                                 OCTOBER 31, 1996        JULY 31, 1996
                                                                 ----------------        -------------

Current assets:
     Cash and cash equivalents                                         $6,841,888          $13,061,981
     Accounts receivable:
         Trade                                                         51,731,273           48,962,786
         Other                                                            517,500              811,173
     Inventories                                                       66,425,435           63,493,523
     Prepaid expenses                                                   3,301,385            3,706,461
                                                                        ---------            ---------
         Total current assets                                         128,817,481          130,035,924
                                                                      -----------          -----------
Property:
     Land                                                               1,255,594            1,212,024
     Buildings and improvements                                        12,313,369           11,978,857
     Machinery and equipment                                           14,797,345           15,182,013
                                                                       ----------           ----------
         Total cost                                                    28,366,308           28,372,894
     Accumulated depreciation and amortization                         11,185,430           11,167,142
                                                                       ----------           ----------
         Property, net                                                 17,180,878           17,205,752
                                                                       ----------           ----------
Other assets:
     Goodwill                                                          15,016,301           15,175,617
     Non compete                                                        4,672,240            4,912,964
     Trademarks                                                         2,777,501            2,858,835
     Other                                                              5,803,270            5,695,368
                                                                        ---------            ---------
         Total other assets                                            28,269,312           28,642,784
                                                                       ----------           ----------

TOTAL ASSETS                                                         $174,267,671         $175,884,460
                                                                     ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $16,959,906          $27,901,604
     Line of credit                                                    14,000,000            6,515,000

     Accrued liabilities:
         Taxes                                                          2,818,209                   --
         Compensation and related items                                 6,969,195           11,704,885
         Product warranties                                             6,454,483            6,345,670
         Other                                                          2,712,786            2,587,027
                                                                        ---------            ---------
              Total current liabilities                                49,914,579           55,054,186
                                                                       ----------           ----------

Other liabilities                                                       1,002,958            1,672,041

Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
         issued 9,099,247 shares @ 10/31/96 and 9,099,247
         shares @ 7/31/96; par value of $.10 per share                    909,925              909,925
     Additional paid in capital                                        25,105,120           25,105,120
     Foreign currency translation                                        (369,506)            (641,856)
     Retained earnings                                                104,454,791           99,600,240
     Cost of treasury shares 452,439 shares @ 10/31/96;
        412,439 shares @ 7/31/96                                       (6,750,196)          (5,815,196)
                                                                      -----------          -----------
         Total stockholders' equity                                   123,350,134          119,158,233
                                                                      -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $174,267,671         $175,884,460
                                                                     ============         ============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
              ----------------------------------------------------

                                                     (UNAUDITED)
                                                     -----------

                                           THREE MONTHS ENDED OCTOBER 31
                                           -----------------------------
                                             1996                 1995
                                             ----                 ----

Net sales                                $150,496,821         $151,519,205

Cost of products sold                     133,806,911          134,885,267
                                          -----------          -----------

Gross profit                               16,689,910           16,633,938

Selling, general, and
   administrative expenses                  8,516,984            9,402,684
                                            ---------            ---------

Operating income                            8,172,926            7,231,254

Interest income                               236,638              241,726

Interest expense                             (211,733)             (86,640)

Other income                                  384,962               82,568
                                              -------               ------


Income before income taxes                  8,582,793            7,468,908

Provision for income taxes                  3,467,638            3,056,660
                                            ---------            ---------


Net income                                 $5,115,155           $4,412,248
                                           ==========           ==========



Average common shares outstanding           8,671,591            8,903,725
---------------------------------           ---------            ---------


Earnings per common share                        $.59                 $.50
-------------------------                        ====                 ====


Dividends paid per common share                  $.03                 $.03
-------------------------------                  ====                 ====




     See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
              ----------------------------------------------------

                                                             (UNAUDITED)
                                                             -----------

                                                        1996             1995
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  5,115,155    $  4,412,248
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                            579,515         562,849
Amortization                                            541,374         716,375


Changes in non cash assets and liabilities
-------------------------------------------
Accounts receivable                                  (2,474,814)     (9,740,539)
Inventories                                          (2,931,912)        396,616
Prepaid expenses and other                              213,291      (1,392,909)
Accounts payable                                    (10,941,698)      1,257,062
Accrued liabilities                                  (2,351,992)     (2,727,398)
                                                   ------------    ------------

Net cash used in operating activities               (12,251,081)     (6,515,696)
-------------------------------------              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                (534,960)       (658,948)
Disposals of property, plant & equipment                  4,202              --
                                                   ------------    ------------


Net cash used in investing activities                  (530,758)       (658,948)
-------------------------------------              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                         (260,604)       (267,180)
Net proceeds from line of credit                      7,485,000       6,400,000
Purchase of treasury stock                             (935,000)       (263,409)
                                                   ------------    ------------

Net cash provided by financing activities             6,289,396       5,869,411
------------------------------------------         ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 272,350         159,510
                                                   ------------    ------------

Net decrease in cash and equivalents                 (6,220,093)     (1,145,723)
Cash and equivalents, beginning of year              13,061,981       6,820,796
                                                   ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD                $  6,841,888    $  5,675,073
                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                  $    500,000    $     26,000
Interest paid                                           211,733          86,640




See notes to consolidated financial statements

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                              ---------------------


Quarter Ended October 31, 1996 vs.
     Quarter Ended October 31, 1995
     ------------------------------

Net sales for the first quarter totaled $150,496,821, down 1.0% from $151,519,205 in the same period last year. Income before income taxes was $8,582,793 compared to $7,468,908 in the same period last year. This increase was primarily due to reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during the first quarter of fiscal 1997.

Recreational vehicle revenues of $117,568,811 were 5.8% lower than last year and were 78.1% of total company revenues compared to 82.4% last year. Bus revenues of $32,928,010 were 23.4% higher than last year and were 21.9% of total company revenues compared to 17.6% last year.

Manufacturing gross profit increased to 11.1% compared to 11.0% last year.

Operating income totaled $8,172,926 up 13% from $7,231,254 in the same period last year. Selling, general and administrative expenses decreased to $8,516,984, 5.7% of sales, from $9,402,684, 6.2% of sales, primarily due to an adjustment of $669,000 to deferred compensation.

Interest income decreased by $5,088 and interest expense increased by $125,093. This increase in interest expense was due primarily to additional borrowing for increases in accounts receivable, inventories, and purchase of 40,000 shares of treasury stock.

The combined income tax rate was 40.4% compared to 40.9% last year.

Financial Condition and Liquidity
---------------------------------

As of October 31, 1996, Thor had $6,841,888 in cash and cash equivalents, compared to $13,061,981 on July 31, 1996.

Working capital at October 31, 1996 was $78,902,902 compared to $74,981,738 at July 31, 1996. Inventory valued at current cost at October 31, 1996 exceeded the LIFO inventory by $2,819,202.

At October 31, 1996, the Company had a $25,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under this line as of October 31, 1996 was $14,000,000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 29, 1996. The Company had no long term debt as of October 31, 1996. Amortization of intangibles decreased from $716,375 at October 31, 1995, to $541,374 at October 31, 1996 due to
certain intangibles being fully amortized.

During the first quarter of fiscal 1997, Thor purchased 40,000 shares of its common stock, increasing treasury stock by $935,000.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                              ---------------------

                                   (Continued)

On October 17, 1996, Thor Industries, Inc. filed with the Securities and Exchange Commission schedule 13 E4, Issuer Tender Offer Statement, announcing an offer to purchase up to 500,000 shares of its common stock at a price not greater than $26 nor less than $24 per share, net to the seller. The Company will select the lowest per share price that will allow the Company to buy up to 500,000 shares (or such lesser number as are properly tendered and not withdrawn) upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 17, 1996.

On November 14, 1996 Thor announced an extension of its Offer to Purchase to 12:00 midnight, New York City time, to Thursday, November 21, 1996. On Friday, November 22, 1996, Thor announced the results of its Offer to Purchase indicating 503,319 shares were tendered and not withdrawn at prices of $24 3/4 per share or lower. Purchase of said shares commenced on November 22, 1996 and were expected to be completed prior to 11/30/96.

The source of funds used for the purchase was Thor's line of credit which was increased on November 22, 1996 to $30,000,000 under the same terms and conditions as the expiring $25,000,000 line of credit. This new line of credit expires on November 30, 1997.

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

2.  Major classifications of inventories are:



                                           (Unaudited)
                                           -----------

                                        October 31, 1996      July 31, 1996
                                        ----------------      -------------

       Raw materials                         $43,746,189         $47,181,909

       Work in process                        13,592,155          12,400,652

       Finished goods                         11,906,293           6,529,164
                                              ----------           ---------

             Total                            69,244,637          66,111,725

       Less excess of FIFO costs
                 over LIFO costs               2,819,202           2,618,202
                                               ---------           ---------

       Total inventories                     $66,425,435         $63,493,523
                                             ===========         ===========





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