Form 10-Q
period 1997-01-31
THOR INDUSTRIES INC
filed 1997-03-12
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED January 31, 1997     COMMISSION FILE NUMBER   1-9235
                  ----------------                              ------


                             THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                     93-0768752
-------------------------------                    ----------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


  419 West Pike Street, Jackson Center, OH                45334
  ----------------------------------------              ---------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (937)596-6849
---------------------------------------------------     -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



        Yes      X          No
            -------------       ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at 1/31/97
        -----                           ----------------------

  Common stock, par value                  8,143,489 shares
     $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                     ASSETS
                                     ------
                                                                   (Unaudited)
                                                                   -----------
                                                                 January 31, 1997      July 31, 1996
                                                                 ----------------      -------------

Current assets:
        Cash and cash equivalents                                 $   4,614,818        $  13,061,981
        Accounts receivable:
                Trade                                                47,988,572           48,962,786
                Other                                                   498,904              811,173
        Inventories                                                  60,192,060           63,493,523
        Prepaid expenses                                              3,982,216            3,706,461
                                                                  -------------        -------------
                Total current assets                                117,276,570          130,035,924
                                                                  -------------        -------------
Property:
        Land                                                          1,259,801            1,212,024
        Buildings and improvements                                   12,403,339           11,978,857
        Machinery and equipment                                      14,579,462           15,182,013
                                                                  -------------        -------------
                Total cost                                           28,242,602           28,372,894
        Accumulated depreciation and amortization                    11,302,145           11,167,142
                                                                  -------------        -------------
                Property, net                                        16,940,457           17,205,752
                                                                  -------------        -------------
Other assets:
        Goodwill                                                     14,856,864           15,175,617
        Non compete                                                   4,431,516            4,912,964
        Trademarks                                                    2,696,166            2,858,835
        Other                                                         5,682,610            5,695,368
                                                                  -------------        -------------
                Total other assets                                   27,667,156           28,642,784
                                                                  -------------        -------------

TOTAL ASSETS                                                      $ 161,884,183        $ 175,884,460
                                                                  =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
        Accounts payable                                          $  19,981,164        $  27,901,604
        Line of credit                                               14,280,000            6,515,000
        Accrued liabilities:
                Compensation and related items                        5,493,664           11,704,885
                Product warranties                                    6,222,725            6,345,670
                Other                                                 2,601,957            2,587,027
                                                                  -------------        -------------
                        Total current liabilities                    48,579,510           55,054,186
                                                                  -------------        -------------

Other liabilities                                                     1,002,958            1,672,041

Stockholders' equity:
        Common stock - authorized 10,000,000 shares;
            issued 9,099,247 shares @ 1/31/97 and
            9,099,247 shares @ 7/31/96; par value of
            $.10 per share                                              909,925              909,925
        Additional paid in capital                                   25,105,120           25,105,120
        Foreign currency translation                                   (566,709)            (641,856)
        Retained earnings                                           106,229,627           99,600,240
        Cost of treasury shares 955,758 shares @ 1/31/97;
           412,439 shares @ 7/31/96                                 (19,376,248)          (5,815,196)
                                                                  -------------        -------------
                Total stockholders' equity                          112,301,715          119,158,233
                                                                  -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 161,884,183        $ 175,884,460
                                                                  =============        =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
      -------------------------------------------------------------------




                                          THREE MONTHS ENDED JANUARY 31                SIX MONTHS ENDED JANUARY 31
                                          -----------------------------                ---------------------------
                                              1997                1996                 1997                 1996
                                              ----                ----                 ----                 ----

Net sales                               $ 123,525,067        $ 119,780,958        $ 274,021,888        $ 271,300,162

Cost of products sold                     111,517,777          107,541,336          245,324,688          242,425,254
                                        -------------        -------------        -------------        -------------

Gross profit                               12,007,290           12,239,622           28,697,200           28,874,908

Selling, general, and
  administrative expenses                   8,185,152            8,921,903           16,702,136           18,329,621
                                        -------------        -------------        -------------        -------------

Operating income                            3,822,138            3,317,719           11,995,064           10,545,287

Interest income                               198,381              254,846              435,019              496,572

Interest expense                             (310,200)            (163,451)            (521,933)            (250,091)

Other income (expense)                       (220,354)               4,923              164,608               91,177
                                        -------------        -------------        -------------        -------------

Income before income taxes                  3,489,965            3,414,037           12,072,758           10,882,945

Provision for income taxes                  1,470,824            1,449,589            4,938,462            4,506,249
                                        -------------        -------------        -------------        -------------

Net income                              $   2,019,141        $   1,964,448        $   7,134,296        $   6,376,696
                                        =============        =============        =============        =============



Average common shares outstanding           8,258,377            8,888,062            8,464,984            8,895,894
---------------------------------       -------------        -------------        -------------        -------------


Earnings per common share                        $.24                 $.22                 $.84                 $.72
-------------------------                        ====                 ====                 ====                 ====


Dividends paid per common share                  $.03                 $.03                 $.06                 $.06
-------------------------------                  ====                 ====                 ====                 ====



See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
               --------------------------------------------------


                                                                     (Unaudited)
                                                                     -----------
                                                               1997               1996
                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  7,134,296        $ 6,376,696
Adjustments to reconcile net income to net cash
  used in operating activities:
Depreciation                                                 1,171,022          1,105,654
Amortization                                                 1,082,870          1,432,749

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                          1,286,483         (2,209,447)
Inventories                                                  3,301,463           (116,531)
Prepaid expenses and other                                    (432,534)        (1,467,338)
Accounts payable                                            (7,920,440)          (391,577)
Accrued liabilities                                         (6,988,319)        (4,730,935)
                                                          ------------        -----------

Net cash used in operating activities                       (1,365,159)              (729)
-------------------------------------                     ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                     (1,020,790)         (2,458,269)
Disposals of property, plant & equipment                       164,600             33,632
                                                          ------------        -----------

Net cash used in investing activities                         (856,190)        (2,424,637)
-------------------------------------                     ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                (504,909)          (533,730)
Net proceeds from line of credit                             7,765,000          1,400,000
Purchase of treasury stock                                 (13,561,052)          (441,450)
                                                          ------------        -----------


Net cash (used in) provided by financing activities         (6,300,961)           424,820
---------------------------------------------------       ------------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         75,147            121,560
                                                          ------------        -----------

Net decrease in cash and equivalents                        (8,447,163)        (1,878,986)
Cash and equivalents, beginning of year                     13,061,981          6,820,796
                                                          ------------        -----------
CASH AND EQUIVALENTS, END OF PERIOD                       $  4,614,818        $ 4,941,810
                                                          ============        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                         $  4,284,000        $ 4,664,300
Interest paid                                                  310,200            250,091





See notes to consolidated financial statements

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------


Quarter Ended January 31, 1997 vs. Quarter Ended January 31, 1996
-----------------------------------------------------------------

Net sales for the second quarter totaled $123,525,067, up 3.1% from $119,780,958 in the same period last year. Income before income taxes was $3,489,965 compared to $3,414,037 in the same period last year. This increase was primarily due to reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during the second quarter of fiscal 1997. Recreation vehicle revenues of $88,823,259 were 7.2% lower than last year and were 71.9% of total company revenues compared to 79.9% last year. Bus revenues of $34,701,808 were 44.2% higher than last year and were 28.1% of total company revenues compared to 20.1% last year. Manufacturing gross profit was 9.7% of sales compared to 10.2% last year.

Operating income totaled $3,822,138, up 15.2% from $3,317,719 in the same period last year. Selling, general and administrative expenses decreased to $8,185,152, 6.6% of sales, from $8,921,903, 7.4% of sales. Interest income decreased by $56,465 and interest expense increased by $146,749. This increase in interest expense was due primarily to additional borrowing for the purchase of 503,319 shares of treasury stock. The combined income tax rate was 42.1% compared to 42.5% last year.

Six Months Ended January 31, 1997 vs. Six Months Ended January 31, 1996
-----------------------------------------------------------------------

Net sales for the six months totaled $274,021,888, up 1.0% from $271,300,162 in the same period last year. Income before income taxes was $12,072,758 compared to $10,882,945 in the same period last year. This increase was due primarily to reduction in selling, general and administrative expenses. Recreation vehicle revenues of $206,392,070 were 6.4% lower than last year and were 75.3% of total company revenues compared to 81.3% last year. Bus revenues of $67,629,818 were 33.2% higher than last year and were 24.7% of total company revenues compared to 18.7% last year. Manufacturing gross profit was 10.5% of sales compared to 10.6% last year.

Operating income totaled $11,995,064, up 13.7% from $10,545,287 in the same period last year. Selling, general and administrative expenses decreased to $16,702,136, 6.1% of sales, from $18,329,621, 6.8% of sales. An adjustment to deferred compensation in the first quarter of fiscal 1997 accounted for $669,000 reduction in administrative expense. Interest income decreased by $61,553 and interest expense increased by $271,842. This increase in interest expense was due primarily to additional borrowings for the purchase of 543,319 shares of treasury stock. The combined income tax rate was 40.9% compared to 41.4% last year.

Financial Condition and Liquidity
---------------------------------

As of January 31, 1997, Thor had $4,614,818 in cash and cash equivalents, compared to $13,061,981 on July 31, 1996. Working capital at January 31, 1997 was $68,697,060 compared to $74,981,738 at July 31, 1996. Inventory valued at current cost at January 31, 1997 exceeded the LIFO inventory by $3,020,202.

On January 31, 1997, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. The amount borrowed under this line as of January 31, 1997 was $14,280,000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1997. The Company had no long term debt as of January 31, 1997. Amortization of intangibles decreased from $1,432,749 through January 31, 1996 to $1,082,870 through January 31, 1997 due to certain intangibles being fully amortized.

During the six months of fiscal 1997, Thor purchased 543,319 shares of its common stock, increasing treasury stock by $13,561,052.

The Company believes internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1997.

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

2. Major classifications of inventories are:

                                               (Unaudited)
                                               -----------

                                             January 31, 1997    July 31, 1996
                                             ----------------    -------------

Raw materials                                   $38,775,424       $47,181,909
Work in process                                  11,562,455        12,400,652
Finished goods                                   12,874,383         6,529,164
                                                -----------       -----------

        Total                                    63,212,262        66,111,725

Less excess of FIFO costs over LIFO costs         3,020,202         2,618,202
                                                -----------       -----------

Total inventories                               $60,192,060       $63,493,523
                                                ===========       ===========



PART II

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Annual Meeting of Shareholders on December 9, 1996

        Matters Voted on by Shareholders:
        ---------------------------------

        1.)     Election of Director:    Wade F. B. Thompson

        Results of Voting by Shareholders:
        ----------------------------------

                        For         Against    Abstain
                        ---         -------    -------
        Item 1       8,253,140        -0-       29,625


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THOR INDUSTRIES, INC.
                                                (Registrant)




DATE    3/4/97                  /s/ Wade F. B. Thompson
      ------------------        -------------------------------------------
                                Wade F. B. Thompson, Chairman of the Board,
                                President and Chief Executive Officer




DATE    3/4/97                  /s/ Walter L. Bennett
      ------------------        -------------------------------------------
                                Walter L. Bennett, Senior Vice President,
                                Secretary (Chief Accounting Officer)