Form 10-Q
period 1997-04-30
THOR INDUSTRIES INC
filed 1997-06-13
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 1997            COMMISSION FILE NUMBER  1-9235
                  ---------------                                   ----------

                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     93-0768752
 -------------------------------                  ------------------
 (State of other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


   419 West Pike Street, Jackson Center, OH                45334-0629
   ----------------------------------------                ----------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


        Yes           X             No
                 ------------           -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at 4/30/97
                -----                    ----------------------
        Common stock, par value             8,143,489 shares
           $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                                (Unaudited)
                                                                -----------
                                                               April 30, 1997       July 31, 1996
                                                               --------------       -------------

Current assets:
        Cash and cash equivalents                               $  10,187,923       $  13,061,981
        Accounts receivable:
                Trade                                              50,906,526          48,962,786
                Other                                                 894,955             811,173
        Inventories                                                57,358,289          63,493,523
        Prepaid expenses                                            3,790,487           3,706,461
                                                                -------------       -------------
                Total current assets                              123,138,180         130,035,924
                                                                -------------       -------------
Property:
        Land                                                        1,251,045           1,212,024
        Buildings and improvements                                 12,313,276          11,978,857
        Machinery and equipment                                    14,735,127          15,182,013
                                                                -------------       -------------
                Total cost                                         28,299,448          28,372,894
        Accumulated depreciation and amortization                  11,838,197          11,167,142
                                                                -------------       -------------
                Property, net                                      16,461,251          17,205,752
                                                                -------------       -------------
Other assets:
        Goodwill                                                   14,697,547          15,175,617
        Non compete                                                 4,190,792           4,912,964
        Trademarks                                                  2,614,831           2,858,835
        Investment Joint Ventures                                   3,263,443           3,565,742
        Dealer Network                                                 13,578             137,328
        Organization Costs                                            221,669             299,028
        Notes Receivable                                              529,051             553,841
        Other                                                       1,366,146           1,139,429
                                                                -------------       -------------
                Total other assets                                 26,897,057          28,642,784
                                                                -------------       -------------
TOTAL ASSETS                                                    $ 166,496,488       $ 175,884,460
                                                                =============       =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
        Accounts payable                                        $  30,461,205       $  27,901,604
        Line of Credit                                                     --           6,515,000
        Accrued liabilities:
                Taxes                                                 244,918                  --
                Compensation and related items                      8,068,847          11,704,885
                Product warranties                                  6,622,171           6,345,670
                Other                                               3,560,983           2,587,027
                                                                -------------       -------------
                        Total current liabilities                  48,958,124          55,054,186
                                                                -------------       -------------

Other liabilities                                                   1,002,958           1,672,041
Stockholders' equity:
        Common stock - authorized 10,000,000 shares;
           issued 9,099,247 shares @ 4/30/97 and 9,099,247
           shares @ 7/31/96; par value of $.10 per share              909,925             909,925
        Additional paid in capital                                 25,105,120          25,105,120
        Foreign currency translation                                 (698,714)           (641,856)
        Retained earnings                                         110,595,323          99,600,240
        Cost of treasury shares 955,758 shares @ 4/30/97;
           412,439 shares @ 7/31/96                               (19,376,248)         (5,815,196)
                                                                -------------       -------------
                Total stockholders' equity                        116,535,406         119,158,233
                                                                -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 166,496,488       $ 175,884,460
                                                                =============       =============

See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996
       ------------------------------------------------------------------



                                      THREE MONTHS ENDED APRIL 30        NINE MONTHS ENDED APRIL 30
                                      ---------------------------        --------------------------
                                          1997            1996             1997             1996
                                          ----            ----             ----             ----

Net sales                            $169,329,069     $169,174,078     $443,350,957     $440,474,240

Cost of products sold                 151,109,882      151,361,505      396,434,570      393,786,759
                                     ------------     ------------     ------------     ------------

Gross profit                           18,219,187       17,812,573       46,916,387       46,687,481

Selling, general, and
  administrative expenses               9,788,763       10,188,531       25,425,562       27,085,403

Amortization - Intangibles                522,626          716,374        1,592,877        2,149,123
                                     ------------     ------------     ------------     ------------

Operating income                        7,907,798        6,907,668       19,897,948       17,452,955

Interest income                           173,049          192,097          608,068          688,669

Interest expense                          (86,170)        (171,389)        (608,103)        (421,480)

Other expense                            (180,176)        (118,182)         (10,978)         (27,005)
                                     ------------     ------------     ------------     ------------

Income before income taxes              7,814,501        6,810,194       19,886,935       17,693,139

Provision for income taxes              3,204,500        2,807,666        8,142,638        7,313,915
                                     ------------     ------------     ------------     ------------

Net income                           $  4,610,001     $  4,002,528     $ 11,744,297     $ 10,379,224
                                     ============     ============     ============     ============



AVERAGE COMMON SHARES OUTSTANDING       8,143,489        8,758,944        8,360,174        8,850,910
                                     ------------     ------------     ------------     ------------


EARNINGS PER COMMON SHARE                    $.57             $.46            $1.40            $1.17
                                             ====             ====            =====            =====


DIVIDENDS PAID PER COMMON SHARE              $.03             $.03            $ .09             $.09
                                             ====             ====            =====             ====





See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996
               -------------------------------------------------


                                                                  (Unaudited)
                                                                  -----------
                                                             1997               1996
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 11,744,297       $ 10,379,224
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                1,775,249          1,690,318
Amortization                                                1,592,877          2,149,123

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                        (2,027,522)        (9,624,496)
Inventories                                                 6,135,234            525,546
Prepaid expenses and other                                     (8,535)          (789,322)
Accounts payable                                            2,559,601          2,667,777
Accrued liabilities                                        (2,809,746)        (2,861,097)
                                                         ------------       ------------

Net cash provided by operating activities                  18,961,455          4,137,073
-----------------------------------------                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                    (1,255,188)        (3,322,370)
Disposals of property, plant & equipment                      301,799             33,632
Investment in leasing joint venture                                --         (2,300,000)
                                                         ------------       ------------

Net cash used in investing activities                        (953,389)        (5,588,738)
-------------------------------------                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                               (749,214)          (800,280)
Net proceeds from (payments of) notes payable              (6,515,000)         3,300,000
Purchase of treasury stock                                (13,561,052)        (3,890,737)

Net cash used in financing activities                     (20,825,266)        (1,391,017)
-------------------------------------                    ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (56,858)           121,616
                                                         ------------       ------------

Net decrease in cash and equivalents                       (2,874,058)        (2,721,066)
Cash and equivalents, beginning of year                    13,061,981          6,820,796
                                                         ------------       ------------
CASH AND EQUIVALENTS, END OF PERIOD                      $ 10,187,923       $  4,099,730
                                                         ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                        $  6,830,459       $  7,283,250
Interest paid                                                 608,103            421,480






See notes to consolidated financial statements

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------


Quarter Ended April 30, 1997 vs. Quarter Ended April 30, 1996
-------------------------------------------------------------

Net sales for the third quarter totaled $169,329,069 versus $169,174,078 in the same period last year. Income before income taxes was $7,814,501 compared to $6,810,194 in the same period last year. This increase was primarily due to reduction in selling, general and administrative expenses, and amortization of intangibles. In general, the Company did not adjust its sales prices during the third quarter of fiscal 1997. Recreation vehicle revenues of $136,070,277 were 4.9% lower than last year and were 80.4% of total company revenues compared to 84.6% last year. Bus revenues of $33,258,792 were 27.7% higher than last year and were 19.6% of total company revenues compared to 15.4% last year. Manufacturing gross profit was 10.8% of sales compared to 10.5% last year.

Operating income totaled $7,907,798, up 14.5% from $6,907,668 in the same period last year. Selling, general and administrative expenses and amortization of intangibles decreased to $10,311,389, 6.1% of sales, from $10,904,905, 6.4% of sales. Interest income decreased by $19,048 and interest expense decreased by $85,219. The combined income tax rate was 41.0% compared to 41.2% last year.


Nine Months Ended April 30, 1997 vs. Nine Months Ended April 30, 1996
---------------------------------------------------------------------

Net sales for the nine months totaled $443,350,957, up .7% from $440,474,240 in the same period last year. Income before income taxes was $19,886,935 compared to $17,693,139 in the same period last year. This increase was due primarily to reduction in selling, general and administrative expenses and amortization of intangibles. Recreation vehicle revenues of $342,462,345 were 5.8% lower than last year and were 77.2% of total company revenues compared to 82.6% last year. Bus revenues of $100,888,612 were 31.4% higher than last year and were 22.8% of total company revenues compared to 17.4% last year. Manufacturing gross profit was 10.6% of sales in the current and prior year.

Operating income totaled $19,897,948, up 14.0% from $17,452,955 in the same period last year. Selling, general and administrative expenses and amortization of intangibles decreased to $27,018,439, 6.1% of sales, from $29,234,526, 6.6% of sales. An adjustment to deferred compensation in the first quarter of fiscal 1997 accounted for $669,000 reduction in administrative expense. Interest income decreased by $80,601 and interest expense increased by $186,623. This increase in interest expense was due primarily to additional borrowings for the purchase of 543,319 shares of treasury stock. The combined income tax rate was 40.9% compared to 41.3% last year.


Financial Condition and Liquidity
---------------------------------

As of April 30, 1997, Thor had $10,187,923 in cash and cash equivalents, compared to $13,061,981 on July 31, 1996. Working capital at April 30, 1997 was $74,180,056 compared to $74,981,738 at July 31, 1996. Inventory valued at current cost at April 30, 1997 exceeded the LIFO inventory by $3,221,202.

On April 30, 1997, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. There were no borrowings at April 30, 1997. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1997. The Company had no long term debt as of April 30, 1997. Amortization of intangibles decreased from $2,149,123 through April 30, 1996 to $1,592,877 through April 30, 1997 due to certain intangibles being fully amortized.

During the nine months of fiscal 1997, Thor purchased 543,319 shares of its common stock, increasing treasury stock by $13,561,052.

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


2.     Major classifications of inventories are:

                                 (Unaudited)
                                 -----------
                                April 30, 1997    July 31, 1996
                                --------------    -------------

       Raw materials              $38,388,824       $47,181,909

       Work in process             12,069,629        12,400,652

       Finished goods              10,121,038         6,529,164
                                  -----------       -----------

               Total               60,579,491        66,111,725

       Less excess of FIFO costs
               over LIFO costs      3,221,202         2,618,202
                                  -----------       -----------

       Total inventories          $57,358,289       $63,493,523
                                  ===========       ===========


3. In February 1997, the FASB issued SFAS No. 128 "Earnings per Share". This Statement modifies the standards for computing earnings per share and replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. The Statement is effective for financial statements issued after December 15, 1997. The Corporation has not adopted SFAS 128 in its April 30, 1997 consolidated financial statements and has not yet determined what effect its adoption will have on subsequently filed consolidated financial statements.


                                    PART II

No Reports


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THOR INDUSTRIES, INC.
                                        (Registrant)



DATE  6/12/97                        /s/ Wade F. B. Thompson
      ------------------             -------------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer



DATE  6/12/97                        /s/ Walter L. Bennett
      ------------------             -------------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)