Form 10-K405
period 1997-07-31
THOR INDUSTRIES INC
filed 1997-10-29
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ------------

                                   FORM 10-K
                                  ------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


     For the fiscal year ended July 31, 1997, Commission File Number 1-9235


                              THOR INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     93-0768752
               --------                                     ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

419 W. Pike Street, Jackson Center, Ohio                    45334-0629
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:             Name of each exchange on which registered:
Common Stock (par value $.10)    New York Stock Exchange
-----------------------------    -----------------------

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

Yes   X    No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting securities of the registrant       held by
non-affiliates of the registrant on October 10, 1997, was $139,633,463 based upon closing price on the New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 13, 1997, was 8,143,489.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 8, 1997, are incorporated by reference in Part III.

PART I
ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Thor Industries, Inc. ("Thor"), founded in 1980, produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada.

The Company's principal operating subsidiaries are Airstream, Inc. ("Airstream"); Dutchmen Manufacturing, Inc. ("Dutchmen"); Four Winds International, Inc. ("Four Winds"); Thor America, Inc. ("Thor America"); Thor Industries West, Inc. ("Thor West"); Komfort Corp. ("Komfort"); Thor Indiana, Inc. ("Thor Indiana"); Aero Manufacturing, Inc. ("Aero"); Citair, Inc. ("Citair"); Thor California, Inc. ("Thor California"); ElDorado National Kansas, Inc. ("ElDorado Kansas"); ElDorado National California, Inc. ("ElDorado California") and ElDorado National Michigan, Inc. ("ElDorado Michigan").

The Company, a Delaware corporation, is the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Its principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334, and its telephone number is (937) 596-6849.

RECREATIONAL VEHICLES

AIRSTREAM

Airstream manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names "Airstream Classic," "Land Yacht," and "Cutter." Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in management's judgment, constitute the most recognized product in the industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream "Safari" travel trailer.

DUTCHMEN

Dutchmen manufactures and sells conventional travel trailers and fifth wheels under the trade names "Dutchmen" and "Four Winds." It has become one of the largest-selling brands in the U. S. due to its reputation for a quality product sold at a lower price. Dutchmen also manufactures folding camping trailers, which it sells under the "Dutchmen" and "Skamper" trade names.

AERO

Aero Manufacturing manufactures and sells lightweight, European-styled travel trailers designed for towing behind cars, mini vans and sport utility vehicles.

FOUR WINDS

Four Winds manufactures and sells conventional Class C and Class A motorhomes. Its products are sold under the "Four Winds," "Hurricane," "Infinity," "WindSport," "Dutchmen" and "Chateau" trade names.

THOR AMERICA

Thor America (formerly Thor Pennsylvania) manufactures and sells moderate and lower-priced travel trailers and fifth wheels under the trade names "Citation," "Chateau," and "Prism."

THOR INDIANA

Thor Indiana manufactures and sells laminated fifth wheels and travel trailers under the brand names "Signature," "Park Avenue" and "Fifth Avenue" in Bristol, IN.

THOR WEST

Thor West manufactures and sells moderately-priced Class A motorhomes under the trade names "Pinnacle" and "Residency," and "TravelEze" fifth wheels in Ontario, CA.

CITAIR

Citair is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name "General Coach" and sells under the trade names "Citation" and "Corsair." Its manufacturing facilities are located in Hensall, Ontario, and Oliver, B.C.

KOMFORT

Komfort manufacturers and sells travel trailers and fifth wheels and sells primarily in the western U. S. and western Canada.

THOR CALIFORNIA

Thor California manufacturers and sells conventional travel trailers and fifth wheels under the brand names "Wanderer" and "Tahoe" primarily in the western United States.

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

PRODUCT LINE SALES SEGMENT

The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years.

                                1997                  1996                   1995
                                ----                  ----                   ----
                                                     ($000)
                         Amount      %        Amount         %       Amount          %
                      ----------------------------------------------------------------
Recreation vehicles   $485,010       78     $495,991        82     $468,999         83
Buses                  139,425       22      106,087        18       93,682         17
                      ----------------------------------------------------------------
Total Net Sales       $624,435      100     $602,078       100     $562,681        100
                      ----------------------------------------------------------------

Further information concerning business segments is included in Note K of the Notes to the Consolidated Financial Statements.

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

A motorhome is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver's area, kitchen, bathroom, and dining and sleeping areas. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Although they are not designed for permanent or semi-permanent living, RVs do provide comfortable living facilities for short periods of time.

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as General Motors, Ford or Freightliner. The living area and driver's compartment are designed, manufactured, and installed by the Company. Conventional Class C motorhomes are built on a Ford, General Motors, and Navistar small truck or van chassis which includes an engine, drive train components, and a finished cab section. The Company constructs a living area which has access to the driver's compartment and attaches it to the cab. The Company also produces a small number of Class B motorhomes which are self-contained, converted vans.

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

The Company purchases in finished form many of the components used in the production of RVs. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass, and steel purchased from numerous suppliers.The Company believes that, except for chassis, substitute sources for raw materials and components are available with no material impact on the Company's operations. The Company is able to obtain the benefit of volume price discounts for many of its purchases of raw materials and components by centralized purchasing.

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

Substantially all of the Company's sales to dealers are made on terms requiring cash on delivery or within 10 days thereafter. The Company generally does not finance dealer purchases. Most dealers are financed on a "floorplan" basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the RV industry, upon the request of a lending institution financing a dealer's purchase of the Company's products and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. Repurchase agreements provide that, for up to 12 months after a unit is financed and in the event of default by the dealer, the Company will repurchase the unit repossessed by the financing institution for the amount then due, which is usually less than 100% of dealer's cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the high resale value of the units which the Company would be required to repurchase. In the Company's experience, losses under repurchase agreements have not been significant and management believes any future losses under the agreements would not have a material adverse effect on the Company.

Thor entered the retail recreation vehicle financing business in March, 1994. Thor Credit Corporation is a captive finance company owned by Thor Industries and Deutsche Financial Services, a major national financial institution engaged in recreation vehicle financing.

In March 1996, Thor and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized vehicles to the public.

WARRANTIES. The Company currently provides retail purchasers of its RVs with a standard limited warranty for one year against defects in materials and workmanship, and two years on certain major components separately warranted by the suppliers. Certain components, such as the chassis and engines of the Company's motorhomes, are warranted by their manufacturers for periods specified by those manufacturers. The Company's subsidiaries also offer at least a two-year structural warranty. Henschen warrants its axles for five years from date of purchase.

BUSES:

The Company's line of small and mid-size buses are sold under the name ElDorado National. Its trade names include "Aerotech," "Escort FE," "Escort RE," "ELF," "Transmark," "MST" and "EZ Rider." The Company's line of mid-size buses consists of airport shuttle buses, intra- and inter-urban mass transportation buses, and buses for tourist uses.

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

MARKETING AND DISTRIBUTION. The Company markets its product line through a network of 39 independent dealers in the United States and Canada. The Company selects distributors using criteria similar to those used in selecting RV dealers. During fiscal 1997, no single dealer accounted for more than 10% of the Company's net bus revenue. The Company also sells its buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities.

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

EMPLOYEE RELATIONS

At July 31, 1997, the Company had approximately 2,732 employees in the United States and 202 in Canada. Of these 2,934 employees, 311 are salaried. Citair's and Thor America's approximately 301 hourly employees are currently represented by certified labor organizations. Citair's and Thor America's current labor agreements covering their operations expire at various times between September 1997 and August 1999. The Company's employees at other facilities are not represented by certified labor organizations. The Company believes it maintains a good working relationship with its employees. The Company has had no work stoppage and continues to negotiate its expired labor contract at one of its Canadian operations.

RESEARCH AND DEVELOPMENT

During the fiscal years 1997, 1996, and 1995, the Company spent approximately $768,000, $881,000 and $1,127,000 respectively, on research and development activities.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES

Canadian sales from operations in Canada and export sales to Canada from United States operations amounted to approximately 4% and 7%, respectively, of the Company's total net sales to unaffiliated customers in fiscal year 1997.

Further information concerning foreign operations is shown in Note K of the Notes to Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

This annual report includes "forward looking statements" that involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competitive and general economic conditions, and the other risks set forth in the Company's filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company owns or leases approximately 1,876,000 square feet of plant and office space. Management believes that the Company's present facilities, consisting primarily of steel clad, steel or wood frame, or masonry construction, and the machinery and equipment contained therein, are well maintained and in good condition. The Company believes that it would be able to obtain replacement premises at acceptable costs for its leased premises should its leases not be renewed.

The following table describes the location, number and size of the Company's facilities as of July 31, 1997.

FACILITIES                                                                           APPROXIMATE
                                                                      NO. OF         BUILDING AREA
LOCATION                                  OWNED OR LEASED           BUILDINGS         SQUARE FEET
--------                                  ---------------           ---------        -------------
RVs
Jackson Center, OH (Airstream) (1) ............Leased ................. 11 .............304,000
Jackson Center, OH (Henschen) (1) .............Leased .................  2 ............. 90,000
Middleburg, PA (Thor America) .................Owned ..................  3 .............116,000
Hensall, Ontario, Canada (Citair) .............Owned ..................  1 ............. 97,000
Oliver, B.C., Canada (Citair) .................Owned ..................  1 ............. 55,000
Oliver, B.C., Canada (Citair) (5) .............Leased .................  1 ............. 11,000
Ontario, CA (Thor West) (2) ...................Leased .................  1 .............111,000
Middlebury, IN (Dutchmen) .....................Owned ..................  1 ............. 20,000
Goshen, IN (Dutchmen) (3) .....................Leased .................  1 ............. 40,000
Goshen, IN (Dutchmen) .........................Owned ..................  5 .............128,000
Syracuse, IN (Fold Down) ......................Owned ..................  1 ............. 46,000
Syracuse, IN, (Aero) ..........................Owned ..................  2 ............. 67,000
Syracuse, IN, (Aero) (12) .....................Leased .................  1 ............. 52,000
Bristol, IN (Thor Indiana) (6) ................Leased .................  1 ............. 57,000
Bristol, IN (Thor Indiana) (8) ................Leased .................  6 .............106,000
Elkhart, IN (Four Winds) ......................Owned ..................  3 .............171,000
Milwaukie, OR (Komfort) (9) ...................Leased .................  1 ............. 57,000
San Moreno, CA (Thor California) (10) .........Leased .................  3 .............126,000

Buses
Salina, KS (ElDorado Kansas) ..................Owned ..................  2 ............. 93,000
Salina, KS (ElDorado Kansas) (11) .............Leased .................  1 .............  8,000
Salina, KS (ElDorado Kansas) (13) .............Leased .................  1 ............. 23,000
Chino, CA (ElDorado California) (4) ...........Leased .................  1 ............. 64,000
Chino, CA (ElDorado California) (4) ...........Leased .................  1 ............. 10,000
Brown City, MI (ElDorado Michigan) (7) ........Leased .................  1 ............. 24,000
Total ................................................................. 52 ...........1,876,000
                                                                       ===           ==========


(1)     Airstream  locations are occupied under net subleases  which expire in 2002.
        The Henschen  location is occupied  under a net sublease  which expires in 1999.
(2)     This location is occupied under a ten-year net lease with the right of first refusal if a sale is proposed by lessor.
        The lease expires in 2001 with an option to renew for two consecutive five-year terms.
(3)     This location is occupied under a net lease which expires in 1998.
(4)     This location is occupied under a net lease which expires in 1997 with a 3-year renewal option.
(5)     This location is occupied under a net lease which expires in 1999.
(6)     This location is occupied under a net lease which expires in 1998 with a 5-year renewal option.
(7)     This location is occupied under a net lease which expires annually with 90 days notice.
(8)     This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years
(9)     This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.
(10)    This location is occupied under a net lease which expires in 2001 with an option to extend for 5 years
(11)    This location is occupied under a net lease which is on month to month basis with 60 day notice.
(12)    This location is occupied under a net lease which expires in 2001.
(13)    This location  is occupied  under a net lease  which  expires in 1998 with annual renewal option or year to year basis.

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

                         Fiscal 1997     Fiscal 1996
                         -----------     -----------
                         High    Low     High    Low
                    ------------------------------------
First Quarter          $26.00  $18.75  $20.00  $15.75
Second Quarter          26.25   22.25   20.25   15.88
Third Quarter           26.00   20.38   19.88   16.25
Fourth Quarter          25.94   21.38   22.75   18.13

(B)  HOLDERS

As of October 14, 1997, the number of record holders of the Company's common stock was 192.

(C)  DIVIDENDS

The Company paid quarterly dividends of $.03 a share during 1997 and previous years beginning in 1988. Effective April 27, 1992, the Company's Common stock was split 3-for-2. Since that date, the Company has declared quarterly dividends of $.03 per share on the split shares, thus increasing the dividend by 50%. Prior to 1988, no dividends were paid. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors which the Board of Directors may deem relevant.


ITEM 6. SELECTED FINANCIAL DATA

                                                                 Fiscal years ended July 31,
                                          ------------------------------------------------------------------------
                                             1997           1996           1995            1994            1993
                                          ------------------------------------------------------------------------
INCOME STATEMENT DATA:                                       ($000, except per share amounts)


Net sales ..............................  $624,435        $602,078        $562,681        $491,079        $412,223
Income before change in
accounting principle ...................    17,832          16,070          13,790          16,045          11,267
Change in accounting principle .........      --              --              --              --               561
Net income .............................    17,832          16,070          13,790          16,045          11,828
Earnings per common share:
Income before change in
accounting principle ...................      2.15            1.82            1.55            1.80            1.27
Change in accounting principle .........      --              --              --              --               .06
Net income .............................      2.15            1.82            1.55            1.80            1.33
Dividends per common share .............       .12             .12             .12             .12             .12
Balance sheet  data:
Total assets ...........................  $175,408        $175,884        $148,461        $142,446        $122,747

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales in fiscal 1997 totaled $624,435,108, versus $602,077,568, in fiscal 1996. Net income in fiscal 1997 totaled $17,832,033, versus $16, 070,000, in
1996. Net income per common share was $2.15 in 1997 versus $1.82 in 1996.

The consolidated statements of income for the years ended July 31, 1997, 1996 and 1995 shown as a percentage of sales are:


                                                      Fiscal years ended July 31,
                                             ------------------------------------------
                                                     1997        1996        1995
                                             ------------------------------------------
Net sales ..................................        100.0%      100.0%      100.0%
Cost of products sold ......................         89.1        88.7        88.6
Gross profit ............................... ------------------------------------------
                                                     10.9        11.3        11.4
Selling, general and administrative ........          6.1         6.8         7.5
                                            ------------------------------------------
Operating income ...........................          4.8         4.5         3.9
Other income ...............................           .1          .1          .1
Income before income taxes .................------------------------------------------
                                                      4.9         4.6         4.0
Provision for income taxes .................          2.0         1.9         1.5
Net income .................................------------------------------------------
                                                      2.9%        2.7%        2.5%
                                            ==========================================

1997 VS. 1996

Net sales totaled $624,435,108 up 4% from $602,077,568 in the same period last year. Net income increased to $17,832,033 compared to $16,070,000 last year. This increase was primarily due to increased sales and reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during fiscal 1997.

Recreation vehicle revenues of $485,010,470 were 2% lower than last year. Recreation vehicle sales were 78% of total company revenues compared to 82% last year. Bus revenues of $139,424,638 were 31% higher than last year. Bus sales were 22% of total company revenue compared to 18% last year. Manufacturing gross profit decreased to 10.9% of sales from 11.3% last year. As a percentage of sales, selling, general and administrative costs decreased due primarily to reductions in administrative expenses and promotion programs.

Interest income decreased by approximately $63,000 and interest expense increased by approximately $10,500.

The combined income tax rate was 40.6% compared to 41.0% last year.

1996 VS. 1995

Net sales totaled $602,077,568 up 7% from $562,681,238 in the same period in 1995. Net income increased to $16,070,000 compared to $13,789,687 in 1995. This increase was primarily due to increased sales and reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during fiscal 1996.

Recreation vehicle revenues of $495,991,000 were 6% higher than in 1995. Recreation vehicle sales were 82% of total company revenues compared to 83% in 1995. Bus revenues of $106,087,000 were 13% higher than in 1995. Bus sales were 18% of total company revenue compared to 17% in 1995. Manufacturing gross profit decreased to 11.3 % of sales from 11.4% in 1995. As a percentage of sales, selling, general and administrative costs decreased due primarily to reductions in selling and promotion programs.

Interest income increased by approximately $315,000 and interest expense increased by approximately $298,000. The increase in interest expense was due primarily to line of credit use for expansion of facilities, the start up of Thor California, and increases in accounts receivable and inventories.

The combined income tax rate was 41.0% compared to 38.8% in 1995. The 1995 rate reflects favorable utilization of foreign tax credits.

LIQUIDITY

On July 31, 1997, Thor had $13,380,357 in cash and cash equivalents, compared to $13,061,981 on July 31, 1996.

Working capital on July 31, 1997, was $81,787,231 compared to $74,981,738 on July 31, 1996. Inventory valued at current cost on July 31, 1997, exceeded LIFO inventory by $3,168,977. The Company has no long term debt.

The Company currently has a $30,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. There were no borrowings on the line at July 31, 1997. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1997.

Amortization of intangibles decreased from $2,748,852 for the year ended July 31, 1996 to $2,084,312 for the year ended July 31, 1997 because certain intangibles became fully amortized.

During fiscal 1997, Thor purchased 543,319 shares of its common stock, increasing treasury stock by $13,561,052.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

                                                    --------------------------------------------------------------------------
                                                     October 31           January 31           April 30              July 31
                                                    --------------------------------------------------------------------------
                                                                          ($000, except per share amounts)
1997
Net sales .................................         $   150,497          $   123,525          $   169,329          $   181,084
Gross profit ..............................              16,690               12,007               18,219               21,225
Net income (1) ............................               5,115                2,019                4,610                6,088
Net income per common share ...............                 .59                  .24                  .57                  .75
Dividends paid per common share ...........                 .03                  .03                  .03                  .03
Market prices per common share:
   High ...................................         $     26.00          $     26.25          $     26.00          $     25.94
   Low ....................................         $     18.75          $     22.25          $     20.38          $     21.38
                                                    --------------------------------------------------------------------------

1996
Net sales .................................         $   151,519          $   119,781          $   169,174          $   161,604
Gross profit ..............................              16,635               12,240               17,812               21,437
Net income (1) ............................               4,412                1,964                4,002                5,692
Net income per common share ...............                 .50                  .22                  .46                  .64
Dividends paid per common share ...........                 .03                  .03                  .03                  .03
Market prices per common share:
   High ...................................         $     20.00          $     20.25          $     19.88          $     22.75
   Low ....................................         $     15.75          $     15.88          $     16.25          $     18.13
                                                    ==========================================================================

(1) Net income in the fourth quarter was increased by $1,298,000 in 1997 and $1,400,000 in 1996, due to adjustments to physical inventory, warranty reserves and management incentives.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Registrant is included in the definitive Proxy Statement, dated on or about October 29, 1997, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 11.        MANAGEMENT REMUNERATION

The information required in response to this Item is contained under the caption EXECUTIVE OFFICERS in the definitive Proxy Statement, dated on or about October 29, 1997, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the caption ELECTION OF DIRECTORS for Security Ownership of Management and under the caption OWNERSHIP OF COMMON STOCK for principal shareholders, of the definitive Proxy Statement, dated on or about October 29, 1997, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 29, 1997, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.        FINANCIAL STATEMENT SCHEDULES, EXHIBITS,
                AND REPORTS ON FORM 8-K

(A)     1. FINANCIAL STATEMENTS                                                  PAGE
        Independent Auditors' Report ............................................. 17
        Consolidated Balance Sheets, July 31, 1997 and 1996 ...................18, 19
        Consolidated Statements of Income for the Years Ended
            July 31, 1997, 1996 and 1995 ..........................................20
        Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 1997, 1996 and 1995 ..............................21
        Consolidated Statements of Cash Flows for the Years Ended
            July 31, 1997, 1996 and 1995 ..........................................22
        Notes to Consolidated Financial Statements for the Years Ended
            July 31, 1997, 1996 and 1995 .......................................23-27

(A)     2. FINANCIAL  STATEMENT SCHEDULE as of July 31, 1997, and FOR EACH OF
        THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1997:
        Schedule II-Valuation and Qualifying Accounts .............................28
        All other schedules have been omitted as not required or not applicable under the instructions.

(A)     3. EXHIBITS
       (3)     ARTICLES OF INCORPORATION AND BY-LAWS
       (a)     Registrant's Restated Certificate of ................................*
               Incorporation.  (Filed as Exhibit 3(a)
               to Registration Statement No. 33-13827.)
       (b)     Registrant's By-laws.  (Filed as Exhibit 3(b) .......................*
               to Registration Statement No. 33-13827.)
       (4)     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
               INCLUDING INDENTURES
       (a)     Form of Common Stock Certificate. ...................................*
               (Filed as Exhibit 4(a) to 10-K dated July 31, 1987.)


EXHIBITS (CONTINUED)
        (22)    SUBSIDIARIES   OF  THE  REGISTRANT  The   subsidiaries   of  the
                Registrant,  excluding those which,  considered in the aggregate as a single  subsidiary,  would  not  constitute  a  significant subsidiary as of July 31, 1997, are:
                    Airstream, Inc. (a Nevada corporation),
                    Thor America, Inc. (a Pennsylvania corporation)
                    Citair, Inc. (a Pennsylvania corporation),
                    Citair does business in Canada under the name "General Coach."
                    Dutchmen Manufacturing, Inc. (a Delaware corporation)
                    Aero Manufacturing, Inc. (a Delaware corporation)
                    Thor Indiana, Inc. (a Delaware corporation)
                    Four Winds International, Inc. (a Delaware corporation)
                    Thor California, Inc. (a Delaware corporation)
                    Thor Industries West, Inc. (a California corporation),
                    Komfort Corp. (a Delaware corporation)
                    ElDorado National California, Inc. (a California corporation)
                    ElDorado National Kansas, Inc. (a Kansas corporation)
                    ElDorado National Michigan, Inc. (a Delaware corporation),

*Incorporated by reference.

(B)     REPORT ON FORM 8-K
There were no filings on Form 8-K during fiscal year 1997.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.



(Signed) /S/  Wade F.B. Thompson
        ------------------------
Wade F. B. Thompson
Chairman, President, and  Chief Executive Officer

Date  October 29, 1997
    -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed) /S/  Peter B. Orthwein           (Signed)  /S/    Walter L. Bennett
      -----------------------------               ------------------------------
Peter B. Orthwein                                 Walter L. Bennett
Vice Chairman, Treasurer                          Vice President, Finance
(Principal Financial Officer) and                 (Principal Accounting Officer)
Director

Date      October 29, 1997                Date       October 29, 1997
      -----------------------------            ---------------------------------

(Signed) /S/ Wade F.B. Thompson           (Signed)  /S/      Alan Siegel
       ----------------------------               ------------------------------
Wade F. B. Thompson                               Alan Siegel
Chairman, President, and Chief Executive          Director
Officer (Principal Executive Officer
and Director)

Date      October 29, 1997                Date       October 29, 1997
    -------------------------------            ---------------------------------




(Signed) /S/ William C. Tomson
       ----------------------------
William C. Tomson
Director

Date        October 29, 1997
    -------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders--Thor Industries, Inc.

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc., and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the index of item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio
September 26, 1997


CONSOLIDATED BALANCE SHEETS, JULY 31, 1997 AND 1996
                                                               --------------------------------------
Assets                                                               1997                    1996
                                                               --------------------------------------
Current assets:
Cash and cash equivalents ..................................    $ 13,380,357             $ 13,061,981
Accounts receivable:
        Trade, less allowance for doubtful accounts-
        $516,535 in 1997 and $52,190 in 1996 ...............      52,714,496               48,962,786
        Other ..............................................         776,952                  811,173
Inventories (Note B) .......................................      62,380,940               63,493,523
Prepaid expenses and other (Note D) ........................       3,647,131                3,706,461
                                                               --------------------------------------
Total current assets .......................................     132,899,876              130,035,924
                                                               --------------------------------------
Property, plant and equipment:
Land .......................................................       1,237,784                1,212,024
Buildings and improvements .................................      12,115,879               11,978,857
Machinery and equipment ....................................      14,860,030               15,182,013
                                                               --------------------------------------
Total cost .................................................      28,213,693               28,372,894
Accumulated depreciation ...................................      12,159,291               11,167,142
                                                               --------------------------------------
Net property, plant and equipment ..........................      16,054,402               17,205,752
                                                               --------------------------------------
Investment in joint ventures (Note J) ......................       3,365,442                3,565,742
                                                               --------------------------------------
Other assets:
Goodwill ...................................................      14,538,350               15,175,617
Noncompete agreements ......................................       3,953,586                4,912,964
Trademarks .................................................       2,533,497                2,858,835
Other ......................................................       2,062,562                2,129,626
                                                               --------------------------------------
Total other assets .........................................      23,087,995               25,077,042
                                                               --------------------------------------
Total ......................................................    $175,407,715             $175,884,460
                                                               ======================================


                                                                             ---------------------------------------
Liabilities and Stockholders' Equity                                              1997                      1996
------------------------------------                                         ---------------------------------------
Current liabilities:
 Accounts payable .........................................................  $  31,814,320            $  27,901,604
 Line of credit (Note c) ..................................................           --                  6,515,000
 Accrued liabilities:
        Compensation and related items ....................................      8,828,872               11,704,885
        Product warranties ................................................      7,452,061                6,345,670
        Other .............................................................      3,017,392                2,587,027
                                                                             ---------------------------------------
Total current liabilities .................................................     51,112,645               55,054,186
                                                                             ---------------------------------------
Other liabilities (Note D) ................................................      1,847,064                1,672,041
Contingent liabilities (Note G) ...........................................           --                       --
Stockholders' equity (Note H):
Preferred stock-authorized 1,000,000 shares; none outstanding .............           --                       --
Common stock-par value of $.10 a share;
  authorized, 10,000,000 shares;
  issued 9,099,247 shares in 1997 and 1996 ................................        909,925                  909,925
Additional paid-in capital ................................................     25,105,120               25,105,120
Foreign currency translation ..............................................       (629,546)                (641,856)
Retained earnings .........................................................    116,438,755               99,600,240
                                                                             ---------------------------------------
Total .....................................................................    141,824,254              124,973,429
Less 955,758 treasury shares in 1997 and 412,439 in 1996 ..................    (19,376,248)              (5,815,196)
                                                                             ---------------------------------------
Total stockholders' equity ................................................    122,448,006              119,158,233
                                                                             ---------------------------------------
Total .....................................................................  $ 175,407,715            $ 175,884,460
                                                                             =======================================


THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------------------

                                                                 ------------------------------------------------------------
                                                                       1997                    1996               1995
                                                                 ------------------------------------------------------------
Net sales .....................................................  $ 624,435,108          $ 602,077,568          $ 562,681,238
Cost of products sold .........................................    556,294,177            533,953,803            498,323,348
                                                                 ------------------------------------------------------------
Gross profit ..................................................     68,140,931             68,123,765             64,357,890
Selling, general and administrative expenses ..................     36,381,235             38,537,782             39,553,763
Amortization of intangibles ...................................      2,084,312              2,748,852              2,736,489
                                                                 ------------------------------------------------------------
Operating income ..............................................     29,675,384             26,837,131             22,067,638
Other income (expense):
        Interest income .......................................        872,014                935,332                619,843
        Interest expense ......................................       (635,654)              (625,185)              (327,282)
        Other .................................................         97,958                 95,248                190,340
                                                                 ------------------------------------------------------------
Total other income ............................................        334,318                405,395                482,901
                                                                 ------------------------------------------------------------
Income before income taxes ....................................     30,009,702             27,242,526             22,550,539
Provision for income taxes (Note D) ...........................     12,177,669             11,172,526              8,760,852
                                                                 ------------------------------------------------------------
Net income ....................................................  $  17,832,033          $  16,070,000          $  13,789,687
                                                                 ============================================================

Net income per common share (Note A) ..........................  $        2.15          $        1.82          $        1.55
                                                                 ============================================================



THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------

                                Treasury Stock                   Common Stock
                       ----------------------------------------------------------       Additional        Foreign
                                                                                         Paid-In         Currency        Retained
                            Shares         Amount          Shares          Amount        Capital        Translation      Earnings
                       ------------------------------------------------------------------------------------------------------------
July 31, 1994 ........     142,739   $   1,029,148       9,099,247   $     909,925   $  25,105,120   $    (928,454)   $  71,865,542
Net income ...........        --              --              --              --              --              --         13,789,687
Shares purchased .....      45,500         895,311            --              --              --              --               --
Cash dividends
  $.12 per common share       --              --              --              --              --              --         (1,069,900)
Foreign currency
  translation adjustment      --              --              --              --              --           155,848             --
                       ------------------------------------------------------------------------------------------------------------

July 31, 1995 ........     188,239       1,924,459       9,099,247         909,925      25,105,120        (772,606)      84,585,329
Net income ...........        --              --              --              --              --              --         16,070,000
Shares purchased .....     224,200       3,890,737            --              --              --              --               --
Cash dividends
  $.12 per common share       --              --              --              --              --              --         (1,055,089)
Foreign currency
  translation adjustment      --              --              --              --              --           130,750             --
                       ------------------------------------------------------------------------------------------------------------

July 31, 1996 ........     412,439       5,815,196       9,099,247         909,925      25,105,120        (641,856)      99,600,240
Net income ...........        --              --              --              --              --              --         17,832,033
Shares purchased .....     543,319      13,561,052            --              --              --              --               --
Cash dividends
  $.12 per common share       --              --              --              --              --              --           (993,518)
Foreign currency
  translation adjustment      --              --              --              --              --            12,310             --
                       ------------------------------------------------------------------------------------------------------------
July 31, 1997 ........     955,758   $  19,376,248       9,099,247   $     909,925   $  25,105,120   $    (629,546)   $ 116,438,755
                       ============================================================================================================


THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------------

                                                                       --------------------------------------------
                                                                            1997            1996             1995
                                                                       --------------------------------------------
Cash flows from operating activities:
Net income .........................................................   $ 17,832,033    $ 16,070,000    $ 13,789,687
Adjustments to reconcile net income
  to net cash provided by operating activities:
       Depreciation ................................................      2,376,832       2,266,175       2,020,389
       Amortization of intangibles .................................      2,084,312       2,748,852       2,736,489
       Deferred income taxes .......................................        387,316         355,321        (783,174)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable ................................................     (3,717,489)    (11,826,065)      2,466,203
Inventories ........................................................      1,112,583      (7,379,987)     (5,732,083)
Prepaid expenses and other .........................................        509,456         125,834      (1,202,925)
Accounts payable ...................................................      3,912,715       9,457,950      (7,911,297)
Accrued liabilities ................................................     (1,339,257)       (282,324)        237,464
Other liabilities ..................................................       (669,083)       (164,250)       (332,954)
                                                                       --------------------------------------------
Net cash provided by operating activities ..........................     22,489,418      11,371,506       5,287,799
                                                                       --------------------------------------------
Cash flows from investing activities:
Purchases of property, plant and equipment .........................     (1,794,253)     (4,722,312)     (5,204,320)
Disposals of property, plant and equipment .........................        680,471         192,067         211,621
Acquisitions--net of cash acquired .................................           --              --        (5,123,702)
Investment in CAT Joint Venture LLC ................................           --        (2,300,000)           --
                                                                       --------------------------------------------
Net cash used in investing activities ..............................     (1,113,782)     (6,830,245)    (10,116,401)
                                                                       --------------------------------------------
Cash flows from financing activities:
Cash dividends .....................................................       (993,518)     (1,055,089)     (1,069,900)
Net increase (decrease) in line of credit ..........................     (6,515,000)      6,515,000            --
Purchase of treasury shares ........................................    (13,561,052)     (3,890,737)       (895,311)
                                                                       --------------------------------------------
Net cash provided by (used in) financing activities ................    (21,069,570)      1,569,174      (1,965,211)
                                                                       --------------------------------------------
Effect of exchange rate changes on cash ............................         12,310         130,750          50,936
                                                                       --------------------------------------------
Net increase (decrease) in cash and cash equivalents ...............        318,376       6,241,185      (6,742,877)
Cash and cash equivalents, beginning of year .......................     13,061,981       6,820,796      13,563,673
                                                                       --------------------------------------------
Cash and cash equivalents, end of year .............................   $ 13,380,357    $ 13,061,981    $  6,820,796
                                                                       =============================================
Supplemental cash flow information:
Income taxes paid ..................................................   $ 12,126,600    $ 10,070,961    $ 11,590,599
Interest paid ......................................................   $    635,654    $    625,185    $    327,282


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

A.  Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

        The Company periodically reviews long-term assets for impairment.

PRODUCT WARRANTIES--Estimated warranty costs are provided at the time of sale of the warranted products.

REVENUE RECOGNITION--Revenues from the sale of recreational vehicles and buses are recognized when shipped to dealers, distributors, or contract buyers.

ESTIMATES--The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION--Assets and liabilities of Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Transaction gains and losses are not significant.

NET INCOME PER COMMON SHARE--Net income per common share is computed using the weighted average number of common shares outstanding during each accounting period: 8,305,558 in 1997, 8,809,660 in 1996 and 8,918,654 in 1995.

STOCK OPTIONS--The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation," which was adopted by the Company in 1997. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue measuring compensation cost in accordance with APB No. 25.

EARNINGS PER SHARE--The Company calculates earnings per share using methods prescribed by Accounting Principles Board Opinion APB No. 15, "Earnings per Share." In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The statement will require dual presentation of basic and diluted earnings per share on the face of the income statement. For the year ended July 31, 1997, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 would not be materially different from earnings per share as currently reported.

COMPREHENSIVE INCOME--In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. The Statement requires that comparative information for prior years to be restated. SFAS no. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The effect on the Company's financial statements has not yet been determined.


SEGMENTS--In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will require new segment information in public companies' annual financial statements. Additionally, selected information will be required in interim financial statements. The Statement requires that comparative information for prior years be restated. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The effect on the Company's financial statements has not yet been determined.

RE-CLASSIFICATIONS--Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform to the presentation used in 1997. These reclassifications had no effect on the results of operations or stockholders' equity as previously reported.



B. INVENTORIES
----------------------------------------------------------------------------------------------------------
Major classifications of inventories are:

                                                                                  As of July 31,
                                                                   ---------------------------------------
                                                                       1997                         1996
                                                                   ---------------------------------------
Finished products ................................................ $ 7,921,573                 $ 6,529,164
Work in process ..................................................  14,755,637                  12,400,652
Raw materials ....................................................  25,395,848                  30,272,306
Chassis ..........................................................  17,476,859                  16,909,603
                                                                   ---------------------------------------
Total ............................................................  65,549,917                  66,111,725
Less excess of FIFO costs over LIFO costs ........................   3,168,977                   2,618,202
                                                                   ---------------------------------------
Total inventories ................................................ $62,380,940                 $63,493,523
                                                                   =======================================

C.  LINE OF CREDIT
--------------------------------------------------------------------------------

The Company has a $30,000,000 unsecured revolving line of credit with two banks. There was no outstanding balance at July 31, 1997. The loan agreement contains certain covenants, and the Company must maintain certain financial ratios. The line of credit bears interest below the prime rate (6.5% at July 31, 1997) and expires on November 30, 1997.

D.  INCOME TAXES
--------------------------------------------------------------------------------

                                                 Years ended July 31,
                                    --------------------------------------------
                                          1997           1996         1995
                                    --------------------------------------------
Components of the provision are:
Current:
  Federal .......................   $  9,398,614   $  8,489,786    $  7,549,261
  State and local ...............      2,066,210      2,364,009       1,898,648
  Foreign .......................        325,529        (36,590)         96,117
                                    --------------------------------------------
  Total current .................     11,790,353     10,817,205       9,544,026
                                    --------------------------------------------
  Total deferred ................        387,316        355,321        (783,174)
                                    --------------------------------------------
  Provision for income taxes ....   $ 12,177,669   $ 11,172,526    $  8,760,852
                                    ============================================


                                                       July 31,        July 31,
                                                         1997            1996
                                                   -----------------------------
A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis ..............................     $(1,188,863)     $  (952,174)
Employee benefits ............................         220,405          166,607
Self-insurance ...............................         108,038          121,939
Product warranties ...........................       2,848,001        2,461,775
Other ........................................          12,164         (255,192)
                                                   -----------------------------
Total current deferred tax asset
included in prepaid expenses and other .......       1,999,745        1,542,955
                                                   -----------------------------

Long-term deferred tax asset (liability):
Property basis ...............................      (2,326,810)      (1,820,924)
Deferred compensation ........................            --            234,179
Other ........................................         479,746          583,787
                                                   -----------------------------
Total long-term deferred tax liability
included in other liabilities ................      (1,847,064)      (1,002,958)
                                                   -----------------------------
Net deferred tax asset .......................     $   152,681      $   539,997
                                                   =============================


The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                           -------------------------------------------
                                                                1997            1996            1995
                                                           -------------------------------------------
Provision at statutory rates ...........................   $ 10,503,396   $  9,534,884    $  7,892,689
State and local income taxes, net of federal tax benefit      1,343,037      1,536,606       1,034,121
Amortization of intangibles ............................        269,869        269,869         265,436
Other ..................................................         61,367       (168,833)       (431,394)
                                                           -------------------------------------------
Provision for income taxes .............................   $ 12,177,669   $ 11,172,526    $  8,760,852
                                                           ===========================================


Income before income taxes includes foreign income of $603,473 in 1997, $176,482 in 1996 and $533,547 in 1995.

E.  LEASES
--------------------------------------------------------------------------------
The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $10,557,065, which includes the following amounts due in each of the next five years ending July 31: $ 2,434,086 in 1998; $ 2,256,470 in 1999; $ 2,028,173 in
2000;  $1,726,738  in 2001; $ 877,982 in 2002 and  $1,233,616  thereafter.  Rent expense was $ 2,541,033 in 1997, $ 2,497,776 in 1996 and  $2,050,048 in 1995.

F. PROFIT SHARING PLANS
--------------------------------------------------------------------------------
The Company has four 401(k) plans for full-time employees at four subsidiaries and a 401(k) plan for domestic union employees at another subsidiary. Contributions to the union negotiated 401(k) plan are based on hours worked; contributions to one non-union plan are at the discretion of the Board of Directors. There are no Company contributions to the three remaining non-union 401(k) plans. Total expense for these plans was $148,646 in 1997, $180,171 in 1996 and $176,451 in 1995.

G. CONTINGENT LIABILITIES
--------------------------------------------------------------------------------
It is customary practice for companies in the recreational vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, the agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent liability approximated $150,445,000 at July 31, 1997, the risk of loss under the agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes any future losses under the agreements will not have a significant effect on consolidated financial position or results of operations.

The Company obtains certain vehicle chassis from automobile manufacturers under a converter pool agreement. The agreement generally provides that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory. Typically, chassis are converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis, and at that time the Company records the inventory. At July 31, 1997, chassis on hand accounted for as consigned inventory was approximately $9,311,000.

H. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Officers and key employees have been granted stock options under the 1988 Incentive Stock Option Plan. Under the Plan, options to purchase 300,000 common shares may be granted and expire on various dates from 1998-2007.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant date for the awards under the plan consistent with the method of FASB Statement 123, the effect on the Company's net income per share and earnings per share for 1997 and 1996 would have been insignificant.

A summary of option transactions under the Incentive Stock Option Plan is as follows:

                                            1997                    1996                    1995
                                  ----------------------------------------------------------------------------
                                               Weighted-                 Weighted-               Weighted-
                                               Average                   Average                 Average
                                    Shares    Exercise Price  Shares  Exercise Price  Shares  Exercise Price
                                  ----------------------------------------------------------------------------
Outstanding at beginning of year       100   $    8.00          100   $   8.00        30,100    $   18.29
Granted                            129,000       21.50           --         --            --           --
Exercised                               --         --            --         --       (30,000)       18.33
                                  ----------------------------------------------------------------------------
Outstanding at end of year         129,100   $   21.49          100   $   8.00           100    $    8.00
                                  ============================================================================
Exercisable at year-end                100         --           100         --           100           --
                                  ----------------------------------------------------------------------------

The following summarized information about fixed stock options outstanding at July 31, 1997.

                    ---------------------------------------------------------------------------------------------------
                                Options Outstanding                                      Options Exercisable
                    ---------------------------------------------------------------------------------------------------
                                      Number      Weighted-Average                               Number
                      Exercise    Outstanding         Remaining       Weighted-Average        Exercisable     Exercise
                       Prices   at July 31, 1997  Contractual Life        Exercise Price  at July 31 1997       Price
                    ---------------------------------------------------------------------------------------------------

                    $    8.00             100         1 Year           $       8.00               100        $   8.00
                    $   21.50         129,000       10 years           $      21.50                --              --
                    ---------------------------------------------------------------------------------------------------
                           --         129,100             --           $      21.49               100              --
                    ===================================================================================================


At July 31, 1997, 22,500 shares were available for future grants.

A stock award plan which allows for the granting of up to 100,000 shares of restricted stock to key employees was approved by the Board of Directors on September 29, 1997.

I. RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------
Research and development expenses were approximately $768,000 in 1997, $881,000 in 1996 and $1,127,000 in 1995.

J. JOINT VENTURES
--------------------------------------------------------------------------------
In March 1996, the Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to rent recreation vehicles to the public. The Company's total investment of $2,358,000 includes a subordinated note receivable of $1,910,000 due in 2000.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreational vehicles to consumer buyers. The Company's total investment of $1,007,000 includes a note receivable of $450,000.

These investments are accounted for using the equity method.

K.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------

                                         -----------------------------------
                                               1997       1996         1995
                                         -----------------------------------
NET SALES:                                    ($000)     ($000)       ($000)
Recreational vehicles:
  United States ........................ $ 462,734   $ 477,573    $ 447,783
  Canada ...............................    22,276      18,418       21,216
Buses:
  United States ........................   139,425     106,087       91,137
  Canada ...............................      --          --          2,545
                                         -----------------------------------
Total ................................   $ 624,435   $ 602,078    $ 562,681
                                         ===================================

OPERATING INCOME (LOSS):
Recreational vehicles:
  United States ......................   $  19,942   $  20,404    $  17,460
  Canada .............................         792        (168)         174
Buses:
  United States ......................       8,941       6,601        4,485
  Canada .............................        --          --            (51)
                                         -----------------------------------
Total ................................   $  29,675   $  26,837    $  22,068
                                         ===================================

IDENTIFIABLE ASSETS:
Recreational vehicles:
  United States ......................   $ 122,509   $ 126,347    $ 112,106
  Canada .............................       7,325      11,596       11,803
Buses:
  United States ......................      45,574      37,941       24,552
                                         -----------------------------------
Total ................................   $ 175,408   $ 175,884    $ 148,461
                                         ===================================

DEPRECIATION AND AMORTIZATION EXPENSE:
Recreational vehicles ................   $   3,668   $   4,218    $   3,960
Buses ................................         793         797          797
                                         -----------------------------------
Total ................................   $   4,461   $   5,015    $   4,757
                                         ===================================

CAPITAL EXPENDITURES:
Recreational vehicles ................   $   1,217   $   4,345    $   5,034
Buses ................................         577         377          170
                                         -----------------------------------
Total ................................   $   1,794   $   4,722    $   5,204
                                         ===================================

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

Column A                                      Column B     Column C     Column D      Column E
--------                                      --------     --------     --------      --------

                                                           Additions
                                             Balance at    Charged to   Write-offs     Balance
                                              Beginning    Costs and      Net of      at End of
Description                                  of Period      Expenses    Recoveries     Period
                                           -------------------------------------------------------
Year Ended July 31, 1997:
Allowance for doubtful accounts ..........$      52,190   $   491,755   ($ 27,410)     $   516,535
                                           =======================================================
Accumulated amortization of
goodwill and other intangibles .. ........$  14,609,392   $ 2,084,312          --      $16,693,704
                                           =======================================================

Year Ended July 31, 1996:
Allowance for doubtful accounts ..........$      52,190   $    80,306   $ (80,306)     $    52,190
                                           =======================================================
Accumulated amortization of
goodwill and other intangibles ...........$  11,860,540   $ 2,748,852          --      $14,609,392
                                           =======================================================
Year Ended July 31, 1995:
Allowance for doubtful accounts ..........$      35,420   $    84,093   $ (67,323)     $    52,190
                                           =======================================================
Accumulated amortization of
goodwill and other intangibles ...........$   9,124,051   $ 2,736,489          --      $11,860,540
                                           =======================================================




                          [THOR INDUSTRIES, INC. LOGO]
         419 West Pike Street - Jackson Center, OH 45334 - 937-596-6849