Form 10-Q
period 1997-10-31
THOR INDUSTRIES INC
filed 1997-12-09
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  October 31, 1997              COMMISSION FILE NUMBER  1-9235
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


                  Yes    X                        No
                      ------                         ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                   Outstanding at 10/31/97
              -----                                   -----------------------

     Common stock, par value                              8,145,139 shares
        $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                   (UNAUDITED)
                                                                   -----------
                                                                 OCTOBER 31, 1997       JULY 31, 1997
                                                                 ----------------       -------------
Current assets:
     Cash and cash equivalents                                    $  20,378,253         $  13,380,357
     Accounts receivable:
         Trade                                                       50,297,727            52,714,496
         Other                                                          854,333               776,952
     Inventories                                                     60,283,662            62,380,940
     Prepaid expenses                                                 3,359,756             3,647,131
                                                                  -------------         -------------
         Total current assets                                       135,173,731           132,899,876
                                                                  -------------         -------------
Property:
     Land                                                             1,236,287             1,237,784
     Buildings and improvements                                      12,111,557            12,115,879
     Machinery and equipment                                         15,125,188            14,860,030
                                                                  -------------         -------------
         Total cost                                                  28,473,032            28,213,693
     Accumulated depreciation and amortization                       12,553,914            12,159,291
                                                                  -------------         -------------
         Property, net                                               15,919,118            16,054,402
                                                                  -------------         -------------
Investment in joint ventures                                          3,765,075             3,365,442
                                                                  -------------         -------------
Other assets:
     Goodwill                                                        14,379,034            14,538,350
     Non compete Agreements                                           3,718,139             3,953,586
     Trademarks                                                       2,452,162             2,533,497
     Other                                                            1,748,634             2,062,562
                                                                  -------------         -------------
         Total other assets                                          22,297,969            23,087,995
                                                                  -------------         -------------

TOTAL ASSETS                                                      $ 177,155,893         $ 175,407,715
                                                                  =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                             $  26,745,374         $  31,814,320
     Accrued liabilities:
         Taxes                                                        4,004,274                  --
         Compensation and related items                               6,407,430             8,828,872
         Product warranties                                           7,665,641             7,452,061
         Other                                                        2,414,524             3,017,392
                                                                  -------------         -------------
              Total current liabilities                              47,237,243            51,112,645
                                                                  -------------         -------------

Other liabilities                                                     1,847,064             1,847,064
Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
       issued 9,100,897 shares @ 10/31/97 and 9,099,247
       shares @ 7/31/97; par value of $.10 per share                    910,090               909,925
     Additional paid in capital                                      25,152,545            25,105,120
     Foreign currency translation                                      (773,848)             (629,546)
     Retained earnings                                              122,205,838           116,438,755
     Restricted Stock Plan                                              (46,791)                 --
     Cost of treasury shares 955,758 shares @ 10/31/97
     and 7/31/97                                                    (19,376,248)          (19,376,248)
                                                                  -------------         -------------
         Total stockholders' equity                                 128,071,586           122,448,006
                                                                  -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 177,155,893         $ 175,407,715
                                                                  =============         =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
              ----------------------------------------------------


                                                    (UNAUDITED)
                                                    -----------

                                           THREE MONTHS ENDED OCTOBER 31
                                           -----------------------------

                                              1997                  1996
                                              ----                  ----

Net sales                                $ 165,458,354         $ 150,496,821

Cost of products sold                      145,924,675           133,806,911
                                         -------------         -------------

Gross profit                                19,533,679            16,689,910

Selling, general, and
   administrative expenses                  10,078,966             8,516,984
                                         -------------         -------------

Operating income                             9,454,713             8,172,926

Interest income                                235,799               236,638

Interest expense                               (44,865)             (211,733)

Other income                                   446,973               384,962
                                         -------------         -------------


Income before income taxes                  10,092,620             8,582,793

Provision for income taxes                   4,081,232             3,467,638
                                         -------------         -------------


Net income                               $   6,011,388         $   5,115,155
                                         =============         =============



Average common shares outstanding            8,143,703             8,671,591
---------------------------------        -------------         -------------


Earnings per common share                         $.74                  $.59
---------------------------------                 ====                  ====

Dividends paid per common share                   $.03                  $.03
---------------------------------                 ====                  ====





See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
              ----------------------------------------------------


                                                                      (UNAUDITED)
                                                                      -----------
                                                                1997                1996
                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  6,011,388         $  5,115,155
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                    585,671              579,515
Amortization                                                    476,098              541,374


Changes in non cash assets and liabilities
------------------------------------------

Accounts receivable                                           2,339,388           (2,474,814)
Inventories                                                   2,097,278           (2,931,912)
Prepaid expenses and other                                      185,978              213,291
Accounts payable                                             (5,068,945)         (10,941,698)
Accrued liabilities                                           1,193,544           (2,351,992)
                                                           ------------         ------------

Net cash provided by (used in) operating activities           7,820,400          (12,251,081)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                        (476,456)            (534,960)
Disposals of property, plant & equipment                         41,759                4,202
                                                           ------------         ------------

Net cash used in investing activities                          (434,697)            (530,758)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                 (244,305)            (260,604)
Net proceeds from line of credit                                   --              7,485,000
Purchase of treasury stock                                         --               (935,000)
Proceeds from issuance of common stock                              800                 --
                                                           ------------         ------------
Net cash provided by (used in) financing activities            (243,505)           6,289,396
---------------------------------------------------        ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (144,302)             272,350
                                                           ------------         ------------

Net increase (decrease) in cash and equivalents               6,997,896           (6,220,093)
Cash and equivalents, beginning of year                      13,380,357           13,061,981
                                                           ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 20,378,253         $  6,841,888
                                                           ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transaction - Issuance of restricted stock        $     46,791                 --
Income taxes paid                                               250,000         $    500,000
Interest paid                                                    44,865              211,733




See notes to consolidated financial statements

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                              ---------------------



Quarter Ended October 31, 1997 vs.
   Quarter Ended October 31, 1996
---------------------------------

Net sales for the first quarter totaled $165,458,354, up 10% from $150,496,821 in the same period last year. Income before income taxes was $10,092,620 compared to $8,582,793 in the same period last year. This increase was primarily due to increased sales volume, improved labor efficiency and lower warranty costs. Recreation vehicle selling prices were adjusted in the first quarter to coincide with the introduction of new product offerings. Recreation vehicle revenues of $125,660,481 were 7% higher than last year and were 76% of total company revenues compared to 78% last year. Bus revenues of $39,797,873 were 21% higher than last year and were 24% of total company revenues compared to 22% last year. Manufacturing gross profit increased to 11.8% compared to 11.1% last year.

Operating income totaled $9,454,713, up 16% from $8,172,926 in the same period last year. Selling, general and administrative expenses increased to $10,078,966, 6.1% of sales, from $8,516,984, 5.7% of sales, primarily due to an adjustment of $669,000 to deferred compensation in Fiscal 1997. Interest income remained relatively constant and interest expense decreased by $166,868. This decrease in interest expense was due to pay down of the line of credit.

The combined income tax rate was 40.4% in both years.

Financial Condition and Liquidity
---------------------------------

As of October 31, 1997, Thor had $20,378,253 in cash and cash equivalents, compared to $13,380,357 on July 31, 1997. Working capital at October 31, 1997 was $87,936,488 compared to $81,787,231 at July 31, 1997. Inventory valued at current cost at October 31, 1997 exceeded the LIFO inventory by $3,369,977

At October 31, 1997, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. There were no borrowings at October 31, 1997. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1997. The Company had no long term debt as of October 31, 1997. Amortization of intangibles decreased from $541,374 for the period ended October 31, 1996, to $476,098 for the period ended October 31, 1997 due to certain intangibles being fully amortized.

On September 29, 1997, the Board of Directors approved the Thor Industries, Inc. Restricted Stock and Select Executive Incentive Plans. Under the terms of the Restricted Stock Plan a total of up to 100,000 restricted shares of stock may be granted to selected executives of Thor within a 10 year period. The effect on shares outstanding for the quarter was not material. The Company is in the process of filing a form S-8 for both plans.

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

2.    Major classifications of inventories are:


                                        (Unaudited)
                                        -----------

                                      October 31, 1997     July 31, 1997
                                      ----------------     -------------
Raw materials                            $40,946,290        $42,872,707
Work in process                           13,577,387         14,755,637
Finished goods                             9,129,962          7,921,573
                                         -----------        -----------

      Total                               63,653,639         65,549,917
Less excess of FIFO costs
      over LIFO costs                      3,369,977          3,168,977
                                         -----------        -----------

Total inventories                        $60,283,662        $62,380,940
                                         ===========        ===========


3. On September 29, 1997, the Board of Directors approved the Thor Industries, Inc. Restricted Stock and Select Executive Incentive Plans. Under the terms of the Restricted Stock Plan, a total of up to 100,000 restricted shares of common stock may be granted to selected executives of Thor. Restrictions expire 50% after five years following the date of issue, and the balance after six years. As of October 31, 1997, the Company issued 1,500 shares of restricted stock under the Plan.

4. Earnings Per Share - The Company calculates earnings per share using methods prescribed by Accounting Principles Board Opinion APB No. 15, "Earnings per Share." In February 1997, the Financial Account Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per share," which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The statement will require dual presentation of basic and diluted earnings per share on the face of the income statement. For the period ended October 31, 1997, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 would not be materially different from earnings per share as reported.

5. Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. The Statement requires that comparative information for prior years to be restated. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The effect on the Company's financial statements has not yet been determined.

6. Segments - In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will require new segment information in public companies' annual financial statements. Additionally, selected information will be required in interim financial statements. The Statement requires that comparative information for prior years be restated. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The effect on the Company's financial statements has not yet been determined.




                                     PART II
No Reports.

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THOR INDUSTRIES, INC.
                                                (Registrant)





DATE 12/8/97                           /s/ Wade F. B. Thompson
     ---------                             -------------------------------------
                                           Wade F. B. Thompson
                                           Chairman of the Board, President
                                           and Chief Executive Officer






DATE 12/8/97                           /s/ Walter L. Bennett
     ---------                             -------------------------------------
                                           Walter L. Bennett
                                           Senior Vice President
                                           Secretary (Chief Accounting Officer)