Form 10-Q
period 1998-01-31
THOR INDUSTRIES INC
filed 1998-03-13
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  January 31, 1998               COMMISSION FILE NUMBER  1-9235
                   ----------------                                       ------


                              THOR INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                      93-0768752
      ------------------------------                      -------------------
     (State of other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


      419 West Pike Street, Jackson Center, OH                  45334-0629
      ----------------------------------------                  ----------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes       X        No
                                ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at 1/31/98
                  -----                       ----------------------
          Common stock, par value                  8,148,739 shares
              $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------
                                                                                    (UNAUDITED)
                                                                                    -----------
                                                                                  JANUARY 31, 1998       JULY 31, 1997
                                                                                  ----------------       -------------
Current assets:
     Cash and cash equivalents                                                     $  18,745,493         $  13,380,357
     Accounts receivable:
         Trade                                                                        46,698,916            52,714,496
         Other                                                                         1,387,127               776,952
     Inventories                                                                      66,943,118            62,380,940
     Prepaid expenses                                                                  3,783,064             3,647,131
                                                                                   -------------         -------------
         Total current assets                                                        137,557,718           132,899,876
                                                                                   -------------         -------------
Property:
     Land                                                                              1,234,789             1,237,784
     Buildings and improvements                                                       12,085,992            12,115,879
     Machinery and equipment                                                          14,083,603            14,860,030
                                                                                   -------------         -------------
         Total cost                                                                   27,404,384            28,213,693
     Accumulated depreciation and amortization                                        12,151,774            12,159,291
                                                                                   -------------         -------------
         Property, net                                                                15,252,610            16,054,402
                                                                                   -------------         -------------
Investment in joint ventures                                                           3,504,894             3,365,442
                                                                                   -------------         -------------
Other assets:
     Goodwill                                                                         14,219,717            14,538,350
     Non compete                                                                       3,482,692             3,953,586
     Trademarks                                                                        2,370,827             2,533,497
     Other                                                                             2,114,080             2,062,562
                                                                                   -------------         -------------
         Total other assets                                                           22,187,316            23,087,995
                                                                                   -------------         -------------

TOTAL ASSETS                                                                       $ 178,502,538         $ 175,407,715
                                                                                   =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                              $  28,293,607         $  31,814,320
     Accrued liabilities:
         Compensation and related items                                                6,337,866             8,828,872
         Product warranties                                                            7,613,648             7,452,061
         Other                                                                         2,920,382             3,017,392
                                                                                   -------------         -------------
              Total current liabilities                                               45,165,503            51,112,645
                                                                                   -------------         -------------

Other liabilities                                                                      1,886,584             1,847,064

Stockholders' equity:
     Common stock - authorized 10,000,000 shares; issued 9,104,497 shares @
         1/31/98 and 9,099,247 shares @ 7/31/97; par value of $.10 per share             910,450               909,925
     Additional paid in capital                                                       25,260,860            25,105,120
     Foreign currency translation                                                       (962,105)             (629,546)
     Retained earnings                                                               125,767,992           116,438,755
     Restricted Stock                                                                   (150,498)                   --
     Cost of treasury shares 955,758 shares @ 1/31/98;
        955,758 shares @ 7/31/97                                                     (19,376,248)          (19,376,248)
                                                                                   -------------         -------------
         Total stockholders' equity                                                  131,450,451           122,448,006
                                                                                   -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 178,502,538         $ 175,407,715
                                                                                   =============         =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
       -------------------------------------------------------------------


                                                                                  (UNAUDITED)
                                                                                  -----------

                                                   THREE MONTHS ENDED JANUARY 31                SIX MONTHS ENDED JANUARY 31
                                                   -----------------------------                ---------------------------
                                                     1998                1997                     1998                 1997
                                                     ----                ----                     ----                 ----

Net sales                                         $134,509,914        $123,525,067             $299,968,268       $274,021,888

Cost of products sold                              119,205,480         111,517,777              265,130,155        245,324,688
                                                   -----------         -----------              -----------        -----------

Gross profit                                        15,304,434          12,007,290               34,838,113         28,697,200

Selling, general, and
  administrative expenses                           10,354,261           8,185,152               20,433,227         16,702,136
                                                    ----------           ---------               ----------         ----------

Operating income                                     4,950,173           3,822,138               14,404,886         11,995,064

Interest income                                        267,710             198,381                  503,509            435,019

Interest expense                                      (66,084)           (310,200)                (110,949)          (521,933)

Gain on sale of subsidiary                           1,269,000                  --                1,269,000                 --

Other income (expense)                               (283,349)           (220,354)                  163,624            164,608
                                                     ---------           ---------            -------------     --------------

Income before income taxes                           6,137,450           3,489,965               16,230,070         12,072,758

Provision for income taxes                           2,330,834           1,470,824                6,412,066          4,938,462
                                                     ---------           ---------                ---------          ---------

Net income                                          $3,806,616          $2,019,141               $9,818,004         $7,134,296
                                                    ==========          ==========               ==========         ==========



Earnings per common share
-------------------------
       Basic                                              $.47                $.24                    $1.21               $.84
                                                          ====                ====                    =====               ====

       Diluted                                            $.46                $.24                    $1.20               $.84
                                                          ====                ====                    =====               ====


Dividends paid per common share                           $.03                $.03                     $.06               $.06
-------------------------------                           ====                ====                     ====               ====





See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
               --------------------------------------------------

                                                                      (UNAUDITED)
                                                                      -----------
                                                               1998                 1997
                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  9,818,004         $  7,134,296
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                  1,132,630            1,171,022
Amortization                                                    952,197            1,082,870
Gain on sale of subsidiary                                   (1,269,000)                  --
Restricted stock plan expense                                     4,967                   --

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                           4,980,465            1,286,483
Inventories                                                  (5,380,985)           3,301,463
Prepaid expenses and other                                     (358,285)            (432,534)
Accounts payable                                             (2,790,260)          (7,920,440)
Accrued liabilities                                          (2,426,429)          (6,988,319)
Other liabilities                                                39,520                   --
                                                           ------------         ------------

Net cash provided by (used in) operating activities           3,608,541           (1,365,159)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                        (887,000)          (1,020,790)
Disposals of property, plant & equipment                        196,317              164,600
Proceeds from sale of subsidiary                              3,267,804                   --
                                                           ------------         ------------

Net cash provided by (used) in investing activities           2,577,121             (856,190)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                 (488,767)            (504,909)
Net proceeds from line of credit                                     --            7,765,000
Purchase of treasury stock                                           --          (13,561,052)
Proceeds from issuance of common stock                              800                   --
                                                           ------------         ------------
Net cash used in financing activities                          (487,967)          (6,300,961)
-------------------------------------                      ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (332,559)              75,147
                                                           ------------         ------------

Net increase (decrease) in cash and equivalents               5,365,136           (8,447,163)
Cash and equivalents, beginning of year                      13,380,357           13,061,981
                                                           ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 18,745,493         $  4,614,818
                                                           ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction - issuance of restricted stock        $    155,465                   --
Income taxes paid                                             3,452,226         $  4,284,000
Interest paid                                                   110,949              310,200



See notes to consolidated financial statements

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

2.   Major classifications of inventories are:

                                                                    (Unaudited)
                                                                    -----------

                                                                  January 31, 1998             July 31, 1997
                                                                  ----------------             -------------

         Raw materials                                               $41,333,520                $42,872,707
         Work in process                                              15,863,635                 14,755,637
         Finished goods                                               13,316,940                  7,921,573
                                                                      ----------                  ---------

               Total                                                  70,514,095                 65,549,917

        Less excess of FIFO costs over LIFO costs                      3,570,977                  3,168,977
                                                                       ---------                  ---------

         Total inventories                                           $66,943,118                $62,380,940
                                                                     ===========                ===========

3. On September 29, 1997, the Board of Directors approved the Thor Industries, Inc. Restricted Stock and Select Executive Incentive Plans. Under the terms of the Restricted Stock Plan, a total of up to 100,000 restricted shares of common stock may be granted to selected executives of Thor. Restrictions expire 50% after five years following the date of issue, and the balance after six years. As of January 31, 1998, the Company issued 5,150 shares of restricted stock under the Plan.

4. Earnings Per Share - As of January 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS
     128). This standard requires the presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share as reported in prior periods has been restated in accordance with FAS 128, by dividing net income by the following:

                                     Three months            Three months          Six months              Six months
                                         ended                  ended                ended                    ended
                                   January 31, 1998        January 31, 1997     January 31, 1998        January 31, 1997
                                   ----------------        ----------------     ----------------        ----------------

     Weighted average shares
     outstanding for basic
     earnings per share                 8,148,330             8,258,377             8,146,016               8,464,984

     Stock options                         43,440            - 0 -                     36,763              - 0 -

     Total - For diluted shares         8,191,770             8,258,377             8,182,779               8,464,984


5. On December 31, 1997, the Company sold for cash certain assets and liabilities of Henschen Corp., a division of Airstream, Inc. The transaction resulted in a one time pre-tax gain of approximately $1,269,000.

     On February 9, 1998, the Company purchased certain assets and liabilities of Champion Motor Coach, Inc. The total cash price of the acquisition was approximately $10,163,356 which was paid from internal funds.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------


Quarter Ended January 31, 1998 vs. Quarter Ended January 31, 1997
-----------------------------------------------------------------

Net sales for the second quarter totaled $134,509,914 up 8.9% from $123,525,067 in the same period last year. Income before income taxes was $6,137,450 compared to $3,489,965 in the same period last year. This increase was primarily due to the gain on sale of a subsidiary of $1,269,000, increased sales volume, improved labor efficiency and lower warranty costs. In general, the Company did not adjust its sales prices during the second quarter of Fiscal 1998. Recreation vehicle revenues of $102,279,952 were 15.1% higher than last year and were 76.0% of total company revenues compared to 71.9% last year. Bus revenues of $32,229,962 were 7.1% lower than last year and were 24.0% of total company revenues compared to 28.1% last year. Manufacturing gross profit was 11.4% of sales compared to 9.7% last year.

Operating income totaled $4,950,173, up 29.5% from $3,822,138 in the same period last year. Selling, general and administrative expenses increased to $10,354,261, 7.7% of sales, from $8,185,152, 6.6% of sales, due primarily to increased income related compensation, and increased selling expenses in the highly competitive RV markets. Interest income increased by $69,329 and interest expense decreased by $244,116. This decrease in interest expense was due primarily to the payback of additional borrowing for the purchase of 503,319 shares of treasury stock in Fiscal 1997. The combined income tax rate was 38.0% compared to 42.1% last year. This decrease in tax was due primarily to use of a capital loss carryforward applied to the gain on the sale of a subsidiary.

Six Months Ended January 31, 1998 vs. Six Months Ended January 31, 1997
-----------------------------------------------------------------------

Net sales for the six months totaled $299,968,268, up 9.5% from $274,021,888 in the same period last year. Income before income taxes was $16,230,070 compared to $12,072,758 in the same period last year. This increase was primarily due to the gain on sale of a subsidiary of $1,269,000, increased sales volume, improved labor efficiency and lower warranty costs. Recreation vehicle revenues of $227,940,435 were 10.4% higher than last year and were 76.0% of total company revenues compared to 75.3% last year. Bus revenues of $72,027,833 were 6.5% higher than last year and were 24.0% of total company revenues compared to 24.7% last year. Manufacturing gross profit was 11.6% of sales compared to 10.5% last year.

Operating income totaled $14,404,886, up 20.1% from $11,995,064 in the same period last year. Selling, general and administrative expenses increased to $20,433,227, 6.8% of sales, from $16,702,136, 6.1% of sales due primarily to an adjustment to deferred compensation in the first quarter of Fiscal 1997 of $669,000, an increase in income related compensation and increased selling expense in the highly competitive RV market in 1998. Interest income increased by $68,490 and interest expense decreased by $410,984. This decrease in interest expense was due primarily to the payback of additional borrowings for the purchase of 543,319 shares of treasury stock in Fiscal 1997. The combined income tax rate was 39.5% compared to 40.9% last year. This decrease in tax was due primarily to use of a capital loss carryforward applied to the gain on the sale of a subsidiary.

Financial Condition and Liquidity
---------------------------------

As of January 31, 1998, Thor had $18,745,493 in cash and cash equivalents, compared to $13,380,357 on July 31, 1997. Working capital at January 31, 1998 was $92,392,215 compared to $81,787,231 at July 31, 1997. Inventory valued at current cost at January 31, 1998 exceeded the LIFO inventory by $3,570,977.

On January 31, 1998, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at January 31, 1998. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1998. The Company had no long term debt as of January 31, 1998. Amortization of intangibles decreased from $1,082,870 through January 31, 1997 to $952,197 through January 31, 1998 due to certain intangibles being fully amortized.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------

                                   (continued)



On September 29, 1997, the Board of Directors approved the Thor Industries, Inc. Restricted Stock and Select Executive Incentive Plans. Under the terms of the Restricted Stock Plan a total of up to 100,000 restricted shares of stock may be granted to selected executives within a 10 year period.

On December 31, 1997, the Company sold for cash certain assets and liabilities of Henschen Corp., a division of Airstream, Inc. The transaction resulted in a one time pre-tax gain of approximately $1,269,000.

On February 9, 1998, the Company purchased certain assets and liabilities of Champion Motor Coach, Inc. The total cash price of the acquisition was approximately $10,163,356 which was paid from internal funds.

The Company's Thor West facility is operating at a loss. Management is currently taking actions to reduce costs and improve sales volume, which management believes will be successful. However, no assurance can be made that Thor West will attain profitable operations.

The Company believes internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements.

This report includes "forward looking statements" that involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competitive and general economic conditions, and the other risks set forth in the Company's filings with the Securities and Exchange Commission.



                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Annual Meeting of Shareholders on

            Matters Voted on by Shareholders:
            ---------------------------------

              1.)   Election of Director:    Alan Siegel

            Results of Voting by Shareholders:
            ----------------------------------

                                      For         Against            Abstain
                                      ---         -------            -------
               Item 1              7,158,379        -0-               76,184

Item 6.     Exhibits and Reports on Form 8-K

              a.)   Exhibit

                      N/A

              b)    Reports on Form 8-K

                    On February 24, 1998, a Form 8-K was filed with the Securities and Exchange Commission pursuant to the acquisition of certain assets and liabilities of Champion Motor Coach, Inc.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THOR INDUSTRIES, INC.
                                         (Registrant)




DATE   March 12, 1998      (Signed)     /s/         Wade F. B. Thompson
      -------------------            -------------------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer




DATE   March 12, 1998      (Signed)    /s/           Walter L. Bennett
      -------------------            -------------------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)