Form 10-Q/A
period 1998-01-31
THOR INDUSTRIES INC
filed 1998-03-19
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                   -----------

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
-------------------------------                           ====                ====                     ====               ====





See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
               --------------------------------------------------

                                                                      (UNAUDITED)
                                                                      -----------
                                                               1998                 1997
                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  9,818,004         $  7,134,296
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                  1,132,630            1,171,022
Amortization                                                    952,197            1,082,870
Gain on sale of subsidiary                                   (1,269,000)                  --
Restricted stock plan expense                                     4,967                   --

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                           4,980,465            1,286,483
Inventories                                                  (5,380,985)           3,301,463
Prepaid expenses and other                                     (358,285)            (432,534)
Accounts payable                                             [3,884,543]          (7,920,440)
Accrued liabilities                                          (2,426,429)          (6,988,319)
Other liabilities                                                39,520                   --
                                                           ------------         ------------

Net cash provided by (used in) operating activities           3,608,541           (1,365,159)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                        (887,000)          (1,020,790)
Disposals of property, plant & equipment                        196,317              164,600
Proceeds from sale of subsidiary                              3,267,804                   --
                                                           ------------         ------------

Net cash provided by (used) in investing activities           2,577,121             (856,190)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                 (488,767)            (504,909)
Net proceeds from line of credit                                     --            7,765,000
Purchase of treasury stock                                           --          (13,561,052)
Proceeds from issuance of common stock                              800                   --
                                                           ------------         ------------
Net cash used in financing activities                          (487,967)          (6,300,961)
-------------------------------------                      ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (332,559)              75,147
                                                           ------------         ------------

Net increase (decrease) in cash and equivalents               5,365,136           (8,447,163)
Cash and equivalents, beginning of year                      13,380,357           13,061,981
                                                           ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 18,745,493         $  4,614,818
                                                           ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction - issuance of restricted stock        $    155,465                   --
Income taxes paid                                             3,452,226         $  4,284,000
Interest paid                                                   110,949              310,200



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