Form 10-Q/A
period 1996-04-30
THOR INDUSTRIES INC
filed 1998-06-10
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 1996                 COMMISSION FILE NUMBER  1-9235
                   --------------                                         ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     93-0768752
    ------------------------------                      -------------------
   (State of other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


 419 West Pike Street, Jackson Center, OH                      45334
-----------------------------------------                    --------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             Yes      X                      No
                  ----------                    ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at 4/30/96
                -----                           ----------------------

        Common stock, par value                    8,686,808 shares
           $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------

                                     ASSETS
                                     ------
                                                                  (UNAUDITED)
                                                                 APRIL 30, 1996         JULY 31, 1995
Current assets:
     Cash and cash equivalents                                    $   3,742,258         $   6,820,796
     Accounts receivable:
         Trade                                                       46,354,032            37,447,506
         Other                                                        1,527,603               500,388
     Inventories                                                     54,875,168            56,113,536
     Prepaid expenses                                                 4,327,067             3,632,568
                                                                  -------------         -------------
         Total current assets                                       110,826,128           104,514,794
                                                                  -------------         -------------
Property:
     Land                                                             1,135,524             1,030,524
     Buildings and improvements                                      11,070,446             9,833,498
     Machinery and equipment                                         14,843,341            13,601,025
                                                                  -------------         -------------
         Total cost                                                  27,049,311            24,465,047
     Accumulated depreciation and amortization                       10,602,821             9,619,796
                                                                  -------------         -------------
         Property, net                                               16,446,490            14,845,251
                                                                  -------------         -------------
Other assets:
     Goodwill                                                        15,369,045            15,812,885
     Non compete                                                      5,153,688             5,875,860
     Trademarks                                                       2,940,170             3,184,174
     Other                                                            5,880,834             4,227,937
                                                                  -------------         -------------
         Total other assets                                          29,343,737            29,100,856
                                                                  -------------         -------------

TOTAL ASSETS                                                      $ 156,616,355         $ 148,460,901
                                                                  =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Notes payable                                                $   3,300,000         $          --
     Accounts payable                                                21,111,431            18,443,654
     Accrued liabilities:
         Taxes                                                               --                    --
         Compensation and related items                               9,333,811            10,711,604
         Product warranties                                           5,675,866             5,956,520
         Other                                                        2,933,727             4,251,782
                                                                  -------------         -------------
              Total current liabilities                              42,354,835            39,363,560
                                                                  -------------         -------------

Other liabilities                                                       997,407             1,194,032

Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
        issued 9,099,247 shares @ 4/30/96 and 9,099,247
        shares @ 7/31/95; par value of $.10 per share                   909,925               909,925
     Additional paid in capital                                      25,105,120            25,105,120
     Foreign currency translation                                      (650,990)             (772,606)
     Retained earnings                                               93,715,254            84,585,329
     Cost of treasury shares 412,439 shares @ 4/30/96;
        188,239 shares @ 7/31/95                                     (5,815,196)           (1,924,459)
                                                                  -------------         -------------
         Total stockholders' equity                                 113,264,113           107,903,309
                                                                  -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 156,616,355         $ 148,460,901
                                                                  =============         =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1996 AND 1995
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------



                                                   THREE MONTHS ENDED APRIL 30                    NINE MONTHS ENDED APRIL 30
                                                   ---------------------------                    --------------------------
                                                     1996                1995                      1996               1995
                                                     ----                ----                      ----               ----

Net sales                                         $169,174,078        $163,081,543             $440,474,240       $416,621,025

Cost of products sold                              151,658,953         145,390,075              394,547,809        366,198,962
                                                   -----------         -----------              -----------        -----------

Gross profit                                        17,515,125          17,691,468               45,926,431         50,422,063

Selling, general, and
  administrative expenses                           10,904,905          11,599,813               29,234,526         31,475,652
                                                    ----------          ----------               ----------         ----------

Operating income                                     6,610,220           6,091,655               16,691,905         18,946,411

Interest income                                        192,097             199,900                  688,669            494,592

Interest expense                                      (171,389)           (117,350)                (421,480)          (249,579)

Other income (expense)                                (118,182)            115,553                  (27,005)           156,067
                                                     ---------         -----------             ------------            -------

Income before income taxes                           6,512,746           6,289,758               16,932,089         19,347,491

Provision for income taxes                           2,685,712           2,544,290                7,001,884          7,610,132
                                                     ---------           ---------                ---------          ---------

Net income                                          $3,827,034          $3,745,468               $9,930,205        $11,737,359
                                                    ==========          ==========               ==========        ===========



Average common shares outstanding                    8,758,944           8,911,708                8,850,910          8,921,075
--------------------------------                     ---------           ---------                ---------          ---------


Earnings per common share                                 $.44                $.42                    $1.12              $1.32
-------------------------                                 ====                ====                    =====              =====


Dividends paid per common share                           $.03                $.03                     $.09               $.09
-------------------------------                           ====                ====                     ====               ====






See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------

                                                                   (UNAUDITED)
                                                                   -----------
                                                            1996                  1995
                                                            ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  9,930,205         $ 11,737,359
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                               1,690,328            1,469,633
Amortization                                               2,149,123            2,026,450

Changes in non cash assets and liabilities
Accounts receivable                                       (9,933,741)          (5,607,293)
Inventories                                                1,238,368           (9,890,000)
Prepaid expenses and other                                  (789,322)          (1,321,151)
Accounts payable                                           2,667,777             (839,695)
Accrued liabilities                                       (3,173,137)          (2,800,423)
                                                        ------------         ------------

Net cash provided (used) in operating activities           3,779,601           (5,225,120)
------------------------------------------------        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                   (3,322,370)          (3,986,881)
Disposals of property, plant & equipment                      33,632               92,688
Acquisitions-net of cash acquired                                 --           (5,123,698)
Investment in leasing joint venture                       (2,300,000)                  --
                                                        ------------         ------------

Net cash used in investing activities                     (5,588,738)          (9,017,891)
-------------------------------------                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                              (800,280)            (802,526)
Net proceeds from (payments of) notes payable              3,300,000            8,870,000
Purchase of treasury stock                                (3,890,737)            (882,139)



Net cash provided (used) by financing activities          (1,391,017)           7,185,335
------------------------------------------------        ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      121,616              126,574
                                                        ------------         ------------

Net decrease in cash and equivalents                      (3,078,538)          (6,931,102)
Cash and equivalents, beginning of year                    6,820,796           13,563,673
                                                        ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                     $  3,742,258         $  6,632,571
                                                        ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                       $  7,283,250         $  7,908,649
Interest paid                                                421,480              249,579



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------


1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated operating results for such unaudited periods.

2. Major classifications of inventories (as restated) are:

                                                      (Unaudited)
                                                      -----------

                                                    April 30, 1996           July 31, 1995
                                                    --------------           -------------

         Raw materials                                 $38,611,793             $42,951,596

         Work in process                                11,162,021              10,761,474

         Finished goods                                  8,028,951               4,761,063
                                                       -----------             -----------

               Total                                    57,802,765              58,474,133

         Less excess of FIFO costs
                over LIFO costs                          2,927,597               2,360,597
                                                       -----------             -----------

         Total inventories                             $54,875,168             $56,113,536
                                                       ===========             ===========

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

4. During April 1998, the Company's management determined that the accounting records at the General Coach - Brown City location were incorrectly stated for all periods subsequent to July 31, 1995. The balances specifically affected were cash, accounts receivable, inventory, other accrued liabilities, cost of products sold and the provision for taxes. As a result, the Company's financial statements as of April 30, 1996 and for the three and nine months ended April 30, 1996 have been restated from the amounts previously reported to correct the cash, accounts receivable, inventory, other accrued liabilities, and its related effect on earnings.

      The effects of the restatement are as follows:

                                                          Three Months Ended April 30, 1996
                                                          ---------------------------------
                                                      As Previously                        As
                                                        Reported                        Restated
                                                        --------                        --------
      Net Sales                                       $169,174,078                   $169,174,078
      Cost of Products Sold                            151,361,505                    151,658,953
                                                       -----------                    -----------
      Gross Profit                                      17,812,573                     17,515,125
      Selling General and
         Administrative Exp.                            10,904,905                     10,904,905
                                                        ----------                     ----------
      Operating Income                                   6,907,668                      6,610,220
      Other Income(Expense)                                (97,474)                       (97,474)
                                                          --------                       --------
      Income before Tax                                  6,810,194                      6,512,746
      Provision for Taxes                                2,807,666                      2,685,712
                                                         ---------                      ---------
      Net Income                                        $4,002,528                     $3,827,034
                                                        ==========                     ==========
      Earnings Per
         Common Share                                      $.46                           $.44
                                                           ====                           ====

                           (AS RESTATED, SEE NOTE #4)
                           --------------------------



      The effects of the restatement are as follows (Continued):



                                                           Nine Months Ended April 30, 1996
                                                           --------------------------------
                                                      As Previously                       As
                                                        Reported                       Restated
                                                        --------                       --------
      Net Sales                                       $440,474,240                   $440,474,240
      Cost of Product Sold                             393,786,759                    394,547,809
                                                       -----------                    -----------
      Gross Profit                                      46,687,481                     45,926,431
      Selling General and
         Administrative Exp.                            29,234,526                     29,234,526
                                                        ----------                     ----------
      Operating Income                                  17,452,955                     16,691,905
      Other Income(Expense)                                240,184                        240,184
                                                           -------                        -------
      Income before Tax                                 17,693,139                     16,932,089
      Provision for Taxes                                7,313,915                      7,001,884
                                                         ---------                      ---------
      Net Income                                       $10,379,224                     $9,930,205
                                                       ===========                     ==========
      Earnings Per
         Common Share                                      $1.17                          $1.12
                                                           =====                          =====


                                                                    April 30, 1996
                                                                    --------------
                                                       As Previously                      As
                                                         Reported                      Restated
                                                         --------                      --------
      Cash & Cash Equivalents                           $4,099,730                     $3,742,258
      Accounts Receivable                               46,044,787                     46,354,032
      Other Receivables                                  1,527,603                      1,527,603
      Inventories                                       55,587,990                     54,875,168
      Prepaid Exp. & Other                               4,327,067                      4,327,067
                                                         ---------                      ---------
         Total Current Assets                          111,587,177                    110,826,128
                                                       -----------                    -----------
      Property, Plant & Eq.(Net)                        16,446,490                     16,446,490
      Other Assets                                      29,343,737                     29,343,737
                                                        ----------                     ----------
         Total Assets                                  157,377,404                    156,616,355
                                                       ===========                    ===========

      Accounts Payable                                  21,111,431                     21,111,431
      Line of Credit                                     3,300,000                      3,300,000
      Accrued Liabilities                               18,255,434                     17,943,404
                                                        ----------                     ----------
         Total Current Liabilities                      42,666,865                     42,354,835
                                                        ----------                     ----------
      Other liabilities                                    997,407                        997,407
      Total stockholders' equity                       113,713,132                    113,264,113
                                                       -----------                    -----------
         Total Liabilities & Equity                   $157,377,404                   $156,616,355
                                                      ============                   ============

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------

Quarter Ended April 30, 1996 vs.
     Quarter Ended April 30, 1995
--------------------------------

Net sales for the quarter totaled $169,174,078, up 3.7% from $163,081,543 in the same period last year. This sales increase was due primarily to product mix and increased unit sales. Primarily as a result of higher sales, income before income taxes rose 3.5% to $6,512,746 compared to $6,289,758 in the same period last year. In general, the Company did not adjust sales prices during the quarter ended April 30, 1996.

Recreation vehicle revenues of $143,126,703 were 3.4% higher than last year and were 84.6% of total company revenues compared to 84.9% last year. Bus revenues of $26,047,375 were 5.6% higher than last year and were 15.4% of total company revenues compared to 15.1% last year.

Manufacturing gross profit decreased to 10.4% of sales from 10.8% last year. This decrease in gross margin percentage was due primarily to very competitive pricing in a soft recreation vehicle market.

Primarily as a result of increased sales, operating income rose 8.5% to $6,610,220, compared to $6,091,655 in the same period last year. Selling and administrative expenses decreased to $10,904,905, 6.4% of sales, from $11,599,813, 7.1% of sales.

Interest income decreased by $7,803 and interest expense increased by $54,039. This increase in interest expense was due primarily to additional borrowing because of extended bus receivables.

The combined income tax rate was 41.2% compared to 40.5% last year. Last year's rates reflect favorable utilization of foreign tax credits.


Nine Months Ended April 30, 1996 vs.
     Nine Months Ended April 30, 1995
-------------------------------------

Net sales for the nine months totaled $440,474,240, up 5.7% from $416,621,025 in the same period last year. This sales increase was due primarily to product mix and increased unit sales. Income before income taxes was $16,932,089 compared to $19,347,491 in the same period last year. This decline was due primarily to very competitive pricing in a soft recreation vehicle market. In general, the Company did not adjust sales prices during the nine months ended April 30, 1996.

Recreation vehicle revenues of $363,668,416 were 4.7% higher than last year and were 82.6% of total company revenues compared to 83.4% last year. Bus revenues of $76,805,824 were 10.9% higher than last year and were 17.4% of total company revenues compared to 16.6% last year.

Manufacturing gross profit decreased to 10.4% of sales from 12.1% last year. This decrease in gross profit was due primarily to very competitive pricing in a soft recreation vehicle market.

Operating income totaled $16,691,905, down 11.9% from $18,946,411 in the same period last year. Selling and administrative expenses decreased to $29,234,526, 6.6% of sales, from $31,475,652, 7.6% of sales.

Interest income increased by $194,077 and interest expense increased by $171,901. This increase in interest expense was due primarily to additional borrowing because of higher than normal chassis inventory and extended bus receivables.

The combined income tax rate was 41.3% compared to 39.3% last year. Last year's rates reflect favorable utilization of foreign tax credits.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------

                                   (Continued)


Financial Condition and Liquidity
---------------------------------

As of April 30, 1996, Thor had $3,742,258 in cash and cash equivalents, compared to $6,820,796 on July 31, 1995.

Working capital at April 30, 1996 was $68,471,293 compared to $65,151,234 at July 31, 1995. Inventory valued at current cost at April 30, 1996 exceeded the LIFO inventory by $2,927,597.

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


                                          THOR INDUSTRIES, INC.
                                              (Registrant)




DATE     June 9, 1998       (Signed)  /s/     Wade F. B. Thompson
      -----------------              -----------------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer




DATE     June 9, 1998       (Signed)  /s/     Walter L. Bennett
      -----------------              -----------------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)