Form 10-Q/A
period 1996-10-31
THOR INDUSTRIES INC
filed 1998-06-10
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  October 31, 1996               COMMISSION FILE NUMBER  1-9235
                   ----------------                                       ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                     93-0768752
      ------------------------------                    ---------------------
     (State of other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)


     419 West Pike Street, Jackson Center, OH                          45334
     ----------------------------------------                        ----------
     (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes      X                     No
                  --------------                ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                          Outstanding at 10/31/96
                     -----                          -----------------------

             Common stock, par value                    8,646,808 shares
                  $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------


                                     ASSETS
                                     ------
                                                                                        (UNAUDITED)
                                                                                        -----------
                                                                                     OCTOBER 31, 1996        JULY 31, 1996
                                                                                     ----------------        -------------
Current assets:
     Cash and cash equivalents                                                             $6,161,546          $12,737,778
     Accounts receivable:
         Trade                                                                             50,915,970           48,147,482
         Other                                                                                517,500              811,173
     Inventories                                                                           65,307,184           62,566,455
     Prepaid expenses                                                                       3,301,385            3,706,461
                                                                                            ---------            ---------
         Total current assets                                                             126,203,585          127,969,349
                                                                                          -----------          -----------
Property:
     Land                                                                                   1,255,594            1,212,024
     Buildings and improvements                                                            12,313,369           11,978,857
     Machinery and equipment                                                               14,797,345           15,182,013
                                                                                           ----------           ----------
         Total cost                                                                        28,366,308           28,372,894
     Accumulated depreciation and amortization                                             11,185,430           11,167,142
                                                                                           ----------           ----------
         Property, net                                                                     17,180,878           17,205,752
                                                                                           ----------           ----------
Other assets:
     Goodwill                                                                              15,016,301           15,175,617
     Non compete                                                                            4,672,240            4,912,964
     Trademarks                                                                             2,777,501            2,858,835
     Other                                                                                  5,803,270            5,695,368
                                                                                            ---------            ---------
         Total other assets                                                                28,269,312           28,642,784
                                                                                           ----------           ----------

TOTAL ASSETS                                                                             $171,653,775         $173,817,885
                                                                                         ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                     $16,959,906          $27,901,604
     Line of credit                                                                        14,000,000            6,515,000
     Accrued liabilities:
         Taxes                                                                              2,818,209                   --
         Compensation and related items                                                     6,969,195           11,704,885
         Product warranties                                                                 6,454,483            6,345,670
         Other                                                                              1,643,278            1,739,731
                                                                                            ---------            ---------
              Total current liabilities                                                    48,845,071           54,206,890
                                                                                           ----------           ----------

Other liabilities                                                                           1,002,958            1,672,041

Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
         issued 9,099,247 shares @ 10/31/96 and 9,099,247
         shares @ 7/31/96; par value of $.10 per share                                        909,925              909,925
     Additional paid in capital                                                            25,105,120           25,105,120
     Foreign currency translation                                                            (369,506)            (641,856)
     Retained earnings                                                                    102,910,403           98,380,961
     Cost of treasury shares 452,439 shares @ 10/31/96;
        412,439 shares @ 7/31/96                                                           (6,750,196)          (5,815,196)
                                                                                          -----------          -----------
         Total stockholders' equity                                                       121,805,746          117,938,954
                                                                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $171,653,775         $173,817,885
                                                                                         ============         ============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------


                                                                       (UNAUDITED)
                                                                       -----------

                                                               THREE MONTHS ENDED OCTOBER 31
                                                               -----------------------------
                                                               1996                      1995
                                                               ----                      ----

     Net sales                                             $150,496,821              $151,519,204

     Cost of products sold                                  134,354,231               135,209,923
                                                            -----------               -----------

     Gross profit                                            16,142,590                16,309,281

     Selling, general, and
        administrative expenses                               8,516,984                 9,402,684
                                                              ---------                 ---------

     Operating income                                         7,625,606                 6,906,597

     Interest income                                            236,638                   241,726

     Interest expense                                          (211,733)                  (86,640)

     Other income                                               384,962                    82,568
                                                                -------                    ------


     Income before income taxes                               8,035,473                 7,144,251

     Provision for income taxes                               3,245,426                 2,923,551
                                                              ---------                 ---------


     Net income                                              $4,790,047                $4,220,700
                                                             ==========                ==========



     Average common shares outstanding                        8,671,591                 8,903,725
     ---------------------------------                        ---------                 ---------


     Earnings per common share                                     $.55                      $.47
     -------------------------                                     ====                      ====


     Dividends paid per common share                               $.03                      $.03
     -------------------------------                               ====                      ====










See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------


                                                                                              (UNAUDITED)
                                                                                              -----------
                                                                                      1996                    1995
                                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $4,790,047              $4,220,700
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                          579,515                 562,849
Amortization                                                                          541,374                 716,375


Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                                                (2,474,816)            (10,049,784)
Inventories                                                                        (2,740,729)                743,221
Prepaid expenses and other                                                            213,291              (1,392,909)
Accounts payable                                                                  (10,941,698)              1,257,062
Accrued liabilities                                                                (2,574,204)             (2,860,507)
                                                                                  -----------             -----------

Net cash used in operating activities                                             (12,607,220)             (6,802,993)
-------------------------------------                                            ------------             -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                              (534,960)               (658,948)
Disposals of property, plant & equipment                                                4,202                      --
                                                                                    ---------               ---------

Net cash used in investing activities                                                (530,758)               (658,948)
-------------------------------------                                               ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (260,604)               (267,180)
Net proceeds from line of credit                                                    7,485,000               6,400,000
Purchase of treasury stock                                                           (935,000)               (263,409)
                                                                                    ---------             -----------

Net cash provided by financing activities                                           6,289,396               5,869,411
-----------------------------------------                                          ----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               272,350                 159,510
                                                                                   ----------             -----------

Net decrease in cash and equivalents                                               (6,576,232)             (1,433,020)
Cash and equivalents, beginning of year                                            12,737,778               6,820,796
                                                                                   ----------             -----------
CASH AND EQUIVALENTS, END OF PERIOD                                                $6,161,546              $5,387,776
                                                                                   ==========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                    $500,000                 $26,000
Interest paid                                                                         211,733                  86,640




See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------


1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated operating results for such unaudited periods.


2.    Major classifications of inventories (as restated) are:

                                                     (Unaudited)
                                                     -----------

                                                   October 31, 1996          July 31, 1996
                                                   ----------------          -------------


         Raw materials                                 $42,627,938             $46,254,841

         Work in process                                13,592,155              12,400,652

         Finished goods                                 11,906,293               6,529,164
                                                        ----------               ---------

               Total                                    68,126,386              65,184,657

         Less excess of FIFO costs
            over LIFO costs                              2,819,202               2,618,202
                                                         ---------               ---------

         Total inventories                             $65,307,184             $62,566,455
                                                       ===========             ===========



3. During April 1998, the Company's management determined that the accounting records at the General Coach - Brown City location were incorrectly stated for all periods subsequent to July 31, 1995. The balances specifically affected were cash, accounts receivable, inventory, accrued liabilities, cost of products sold and the provision for taxes. As a result, the Company's financial statements as of October 31, 1996 and July 31,1996 and for the three months ended October 31, 1996 and October 31, 1995 have been restated from the amounts previously reported to correct the cash, accounts receivable, inventory, other accrued liabilities, and its related effect on earnings.

      The effects of the restatement are as follows:

                                           Three Months Ended October 31, 1996          Three Months Ended October 31, 1995
                                           -----------------------------------          -----------------------------------

                                            As Previously             As                 As Previously            As
                                              Reported             Restated                Reported            Restated
                                              --------             --------                --------            --------
      Net Sales                             $150,496,821         $150,496,821            $151,519,205        $151,519,204
      Cost of Products Sold                  133,806,911          134,354,231             134,885,267         135,209,923
                                             -----------          -----------             -----------         -----------
      Gross Profit                            16,689,910           16,142,590              16,633,938          16,309,281
      Selling General and
         Administrative Exp.                   8,516,984            8,516,984               9,402,684           9,402,684
                                               ---------            ---------               ---------           ---------
      Operating Income                         8,172,926            7,625,606               7,231,254           6,906,597
      Other Income(Expense)                      409,867              409,867                 237,654             237,654
                                                 -------              -------                 -------             -------
      Income before Tax                        8,582,793            8,035,473               7,468,908           7,144,251
      Provision for Taxes                      3,467,638            3,245,426               3,056,660           2,923,551
                                               ---------            ---------               ---------           ---------
      Net Income                              $5,115,155           $4,790,047              $4,412,248          $4,220,700
                                              ==========           ==========              ==========          ==========
      Earnings Per
         Common Share                            $.59                  $.55                    $.50                $.47
                                                 ====                  ====                    ====                ====

                           (AS RESTATED, SEE NOTE #3)
                           --------------------------



      The effects of the restatement are as follows (Continued):





                                                  October 31, 1996                                  July 31, 1996
                                                  ----------------                                  -------------

                                           As Previously              As                 As Previously            As
                                             Reported              Restated                Reported            Restated
                                             --------              --------                --------            --------

      Cash & Cash Equivalents                 $6,841,888           $6,161,546             $13,061,981         $12,737,778
      Accounts Receivable                     51,731,273           50,915,970              48,962,786          48,147,482
      Other Receivables                          517,500              517,500                 811,173             811,173
      Inventories                             66,425,435           65,307,184              63,493,523          62,566,455
      Prepaid Exp. & Other                     3,301,385            3,301,385               3,706,461           3,706,461
                                               ---------            ---------               ---------           ---------
         Total Current Assets                128,817,481          126,203,585             130,035,924         127,969,349
                                             -----------          -----------             -----------         -----------
      Property, Plant & Eq.(Net)              17,180,878           17,180,878              17,205,752          17,205,752
      Other Assets                            28,269,312           28,269,312              28,642,784          28,642,784
                                              ----------           ----------              ----------          ----------
         Total Assets                        174,267,671          171,653,775             175,884,460         173,817,885
                                             ===========          ===========             ===========         ===========


      Accounts Payable                        16,959,906           16,959,906              27,901,604          27,901,604
      Line of Credit                          14,000,000           14,000,000               6,515,000           6,515,000
      Accrued Liabilities                     18,954,673           17,885,165              20,637,582          19,790,286
                                              ----------           ----------              ----------          ----------
         Total Current Liabilities            49,914,579           48,845,071              55,054,186          54,206,890
                                              ----------           ----------              ----------          ----------
      Other liabilities                        1,002,958            1,002,958               1,672,041           1,672,041
      Total stockholders' equity             123,350,134          121,805,746             119,158,233         117,938,954
                                             -----------          -----------             -----------         -----------
         Total Liabilities & Equity         $174,267,671         $171,653,775            $175,884,460        $173,817,885
                                            ============         ============            ============        ============

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------




Quarter Ended October 31, 1996 vs.
     Quarter Ended October 31, 1995
-----------------------------------

Net sales for the first quarter totaled $150,496,821, down 1.0% from $151,519,204 in the same period last year. Income before income taxes was $8,035,473 compared to $7,144,251 in the same period last year. This increase was primarily due to reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during the first quarter of fiscal 1997.

Recreational vehicle revenues of $117,568,811 were 5.8% lower than last year and were 78.1% of total company revenues compared to 82.4% last year. Bus revenues of $32,928,010 were 23.4% higher than last year and were 21.9% of total company revenues compared to 17.6% last year.

Manufacturing gross profit decreased to 10.7% compared to 10.8% last year.

Operating income totaled $7,625,606 up 10.4% from $6,906,597 in the same period last year. Selling, general and administrative expenses decreased to $8,516,984, 5.7% of sales, from $9,402,684, 6.2% of sales, primarily due to an adjustment of $669,000 to deferred compensation.

Interest income decreased by $5,088 and interest expense increased by $125,093. This increase in interest expense was due primarily to additional borrowing for increases in accounts receivable, inventories, and purchase of 40,000 shares of treasury stock.

The combined income tax rate was 40.4% compared to 40.9% last year.

Financial Condition and Liquidity
---------------------------------

As of October 31, 1996, Thor had $6,161,546 in cash and cash equivalents, compared to $12,737,778 on July 31, 1996.

Working capital at October 31, 1996 was $77,358,514 compared to $73,762,459 at July 31, 1996. Inventory valued at current cost at October 31, 1996 exceeded the LIFO inventory by $2,819,202.

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

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------
                                   (Continued)




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


                                          THOR INDUSTRIES, INC.
                                               (Registrant)




DATE     June 9, 1998        (Signed)   /s/  Wade F. B. Thompson
     --------------------            ----------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer




DATE     June 9, 1998        (Signed)   /s/  Walter L. Bennett
     --------------------            -----------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)