Form 10-Q/A
period 1997-01-31
THOR INDUSTRIES INC
filed 1998-06-10
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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


                Yes     X                       No
                    ---------                     -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at 1/31/97
                    -----                         ----------------------

           Common stock, par value                   8,143,489 shares
               $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------

                                     ASSETS
                                     ------
                                                                                        (UNAUDITED)
                                                                                        -----------
                                                                                     JANUARY 31, 1997        JULY 31, 1996
                                                                                     ----------------        -------------
Current assets:
     Cash and cash equivalents                                                             $4,141,490          $12,737,778
     Accounts receivable:
         Trade                                                                             46,652,217           48,147,482
         Other                                                                                498,904              811,173
     Inventories                                                                           58,836,606           62,566,455
     Prepaid expenses                                                                       3,982,216            3,706,461
                                                                                            ---------            ---------
         Total current assets                                                             114,111,433          127,969,349
                                                                                          -----------          -----------
Property:
     Land                                                                                   1,259,801            1,212,024
     Buildings and improvements                                                            12,403,339           11,978,857
     Machinery and equipment                                                               14,579,462           15,182,013
                                                                                           ----------           ----------
         Total cost                                                                        28,242,602           28,372,894
     Accumulated depreciation and amortization                                             11,302,145           11,167,142
                                                                                           ----------           ----------
         Property, net                                                                     16,940,457           17,205,752
                                                                                           ----------           ----------
Other assets:
     Goodwill                                                                              14,856,864           15,175,617
     Non compete                                                                            4,431,516            4,912,964
     Trademarks                                                                             2,696,166            2,858,835
     Other                                                                                  5,682,610            5,695,368
                                                                                            ---------            ---------
         Total other assets                                                                27,667,156           28,642,784
                                                                                           ----------           ----------

TOTAL ASSETS                                                                             $158,719,046         $173,817,885
                                                                                         ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                     $19,981,164          $27,901,604
     Line of credit                                                                        14,280,000            6,515,000
     Accrued liabilities:
         Compensation and related items                                                     5,493,664           11,704,885
         Product warranties                                                                 6,222,725            6,345,670
         Other                                                                              1,308,645            1,739,731
                                                                                            ---------            ---------
              Total current liabilities                                                    47,286,198           54,206,890
                                                                                           ----------           ----------

Other liabilities                                                                           1,002,958            1,672,041

Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
         issued 9,099,247 shares @ 1/31/97 and 9,099,247
         shares @ 7/31/96; par value of $.10 per share                                        909,925              909,925
     Additional paid in capital                                                            25,105,120           25,105,120
     Foreign currency translation                                                            (566,709)            (641,856)
     Retained earnings                                                                    104,357,802           98,380,961
     Cost of treasury shares 955,758 shares @ 1/31/97;
        412,439 shares @ 7/31/96                                                          (19,376,248)          (5,815,196)
                                                                                         ------------          -----------
         Total stockholders' equity                                                       110,429,890          117,938,954
                                                                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $158,719,046         $173,817,885
                                                                                         ============         ============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------




                                                   THREE MONTHS ENDED JANUARY 31                 SIX MONTHS ENDED JANUARY 31
                                                   -----------------------------                 ---------------------------
                                                     1997                1996                     1997               1996
                                                     ----                ----                     ----               ----

Net sales                                         $123,525,067        $119,780,958           $274,021,888         $271,300,162

Cost of products sold                              112,069,018         107,680,280            246,423,249          242,888,855
                                                   -----------         -----------            -----------          -----------

Gross profit                                        11,456,049          12,100,678             27,598,639           28,411,307

Selling, general, and
  administrative expenses                            8,185,152           8,921,903             16,702,136           18,329,621
                                                     ---------           ---------             ----------           ----------

Operating income                                     3,270,897           3,178,775             10,896,503           10,081,686

Interest income                                        198,381             254,846                435,019              496,572

Interest expense                                     (310,200)           (163,451)              (521,933)            (250,091)

Other income (expense)                               (220,354)               4,923                164,608               91,177
                                                     ---------        ------------            -----------       --------------

Income before income taxes                           2,938,724           3,275,093             10,974,197           10,419,344

Provision for income taxes                           1,247,020           1,392,622              4,492,446            4,316,173
                                                     ---------           ---------              ---------            ---------

Net income                                          $1,691,704          $1,882,471             $6,481,751           $6,103,171
                                                    ==========          ==========             ==========           ==========



Average common shares outstanding                    8,258,377           8,888,062              8,464,984            8,895,894
--------------------------------                     ---------           ---------              ---------            ---------


Earnings per common share                                 $.20                $.21                   $.77                 $.69
-------------------------                                 ====                ====                   ====                 ====


Dividends paid per common share                           $.03                $.03                   $.06                 $.06
-------------------------------                           ====                ====                   ====                 ====










See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------

                                                                                               (UNAUDITED)
                                                                                      1997                    1996
                                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $6,481,751              $6,103,171
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                        1,171,022               1,105,654
Amortization                                                                        1,082,870               1,432,749

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                                                 1,807,534              (2,518,692)
Inventories                                                                         3,729,849                 386,906
Prepaid expenses and other                                                           (432,534)             (1,467,338)
Accounts payable                                                                   (7,920,440)               (391,577)
Accrued liabilities                                                                (7,434,336)             (4,921,012)
                                                                                  -----------             -----------

Net cash used in operating activities                                              (1,514,284)               (270,139)
-------------------------------------                                             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                            (1,020,790)             (2,458,269)
Disposals of property, plant & equipment                                              164,600                  33,632
                                                                                  -----------             -----------

Net cash used in investing activities                                                (856,190)             (2,424,637)
-------------------------------------                                             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (504,909)               (533,730)
Net proceeds from line of credit                                                    7,765,000               1,400,000
Purchase of treasury stock                                                        (13,561,052)               (441,450)
                                                                                  -----------             -----------


Net cash (used in) provided by financing activities                                (6,300,961)                424,820
---------------------------------------------------                               -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                75,147                 121,560
                                                                                  -----------             -----------

Net decrease in cash and equivalents                                               (8,596,288)             (2,148,396)
Cash and equivalents, beginning of year                                            12,737,778               6,820,796
                                                                                  -----------             -----------
CASH AND EQUIVALENTS, END OF PERIOD                                                $4,141,490              $4,672,400
                                                                                  ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                  $4,284,000              $4,664,300
Interest paid                                                                         521,933                 250,091





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

2.    Major classifications of inventories (as restated) are:

                                                                    (Unaudited)
                                                                    -----------

                                                                  January 31, 1997           July 31, 1996
                                                                  ----------------           -------------

         Raw materials                                               $37,419,970                $46,254,841
         Work in process                                              11,562,455                 12,400,652
         Finished goods                                               12,874,383                  6,529,164
                                                                      ----------                  ---------

               Total                                                  61,856,808                 65,184,657

        Less excess of FIFO costs over LIFO costs                      3,020,202                  2,618,202
                                                                       ---------                  ---------

         Total inventories                                           $58,836,606                $62,566,455
                                                                     ===========                ===========


3. During April 1998, the Company's management determined that the accounting records at the General Coach - Brown City location were incorrectly stated for all periods subsequent to July 31, 1995. The balances specifically affected were cash, accounts receivable, inventory, other accrued liabilities, cost of products sold and the provision for taxes. As a result, the Company's financial statements as of January 31, 1997 and July 31, 1996 and for the three and six months ended January 31, 1997 and January 31, 1996 have been restated from the amounts previously reported to correct the cash, accounts receivable, inventory, other accrued liabilities, and its related effect on earnings.

      The effects of the restatement are as follows:

                                         Three Months Ended January 31, 1997           Three Months Ended January 31, 1996
                                         -----------------------------------           -----------------------------------
                                           As Previously              As                 As Previously            As
                                             Reported              Restated                Reported            Restated
                                             --------              --------                --------            --------

      Net Sales                             $123,525,067         $123,525,067            $119,780,958        $119,780,958
      Cost of Products Sold                  111,517,777          112,069,018             107,541,336         107,680,280
                                             -----------          -----------             -----------         -----------
      Gross Profit                            12,007,290           11,456,049              12,239,622          12,100,678
      Selling General and
         Administrative Exp.                   8,185,152            8,185,152               8,921,903           8,921,903
                                               ---------            ---------               ---------           ---------
      Operating Income                         3,822,138            3,270,897               3,317,719           3,178,775
      Other Income(Expense)                    (332,173)            (332,173)                  96,318              96,318
                                               ---------            ---------                  ------              ------
      Income before Tax                        3,489,965            2,938,724               3,414,037           3,275,093
      Provision for Taxes                      1,470,824            1,247,020               1,449,589           1,392,622
                                               ---------            ---------               ---------           ---------
      Net Income                              $2,019,141           $1,691,704              $1,964,448          $1,882,471
                                              ==========           ==========              ==========          ==========
      Earnings Per
         Common Share                            $.24                  $.20                    $.22                $.21
                                                 ====                  ====                    ====                ====


                           (AS RESTATED, SEE NOTE #3)
                           --------------------------


      The effects of the restatement are as follows (Continued):


                                           Six Months Ended January 31, 1997             Six Months Ended January 31, 1996
                                           ---------------------------------             ---------------------------------

                                           As Previously              As                 As Previously            As
                                             Reported              Restated                Reported            Restated
                                             --------              --------                --------            --------

      Net Sales                             $274,021,888         $274,021,888            $271,300,162        $271,300,162
      Cost of Product Sold                   245,324,688          246,423,249             242,425,254         242,888,855
                                             -----------          -----------             -----------         -----------
      Gross Profit                            28,697,200           27,598,639              28,874,908          28,411,307
      Selling General and
         Administrative Exp.                  16,702,136           16,702,136              17,847,242          18,329,621
                                              ----------           ----------              ----------          ----------
      Operating Income                        11,995,064           10,896,503              11,027,666          10,081,686
      Other Income(Expense)                       77,694               77,694               (144,721)             337,658
                                                  ------               ------               ---------             -------
      Income before Tax                       12,072,758           10,974,197              10,882,945          10,419,344
      Provision for Taxes                      4,938,462            4,492,446               4,506,249           4,316,173
                                               ---------            ---------               ---------           ---------
      Net Income                              $7,134,296           $6,481,751              $6,376,696          $6,103,171
                                              ==========           ==========              ==========          ==========
      Earnings Per
         Common Share                            $.84                  $.77                    $.72                $.69
                                                 ====                  ====                    ====                ====



                                                  January 31, 1997                                  July 31, 1996
                                                  ----------------                                  -------------

                                           As Previously              As                 As Previously            As
                                             Reported              Restated                Reported            Restated
                                             --------              --------                --------            --------

      Cash & Cash Equivalents                 $4,614,818           $4,141,490             $13,061,981         $12,737,778
      Accounts Receivable                     47,988,572           46,652,217              48,962,786          48,147,482
      Other Receivables                          498,904              498,904                 811,173             811,173
      Inventories                             60,192,060           58,836,606              63,493,523          62,566,455
      Prepaid Exp. & Other                     3,982,216            3,982,216               3,706,461           3,706,461
                                               ---------            ---------               ---------           ---------
         Total Current Assets                117,276,570          114,111,433             130,035,924         127,969,349
                                             -----------          -----------             -----------         -----------
      Property, Plant & Eq.(Net)              16,940,457           16,940,457              17,205,752          17,205,752
      Other Assets                            27,667,156           27,667,156              28,642,784          28,642,784
                                              ----------           ----------              ----------          ----------
         Total Assets                        161,884,183          158,719,046             175,884,460         173,817,885
                                             ===========          ===========             ===========         ===========

      Accounts Payable                        19,981,164           19,981,164              27,901,604          27,901,604
      Line of Credit                          14,280,000           14,280,000               6,515,000           6,515,000
      Accrued Liabilities                     14,318,346           13,025,034              20,637,582          19,790,286
                                              ----------           ----------              ----------          ----------
         Total Current Liabilities            48,579,510           47,286,198              55,054,186          54,206,890
                                              ----------           ----------              ----------          ----------
      Other liabilities                        1,002,958            1,002,958               1,672,041           1,672,041
      Total stockholders' equity             112,301,715          110,429,890             119,158,233         117,938,954
                                             -----------          -----------             -----------         -----------
         Total Liabilities & Equity         $161,884,183         $158,719,046            $175,884,460        $173,817,885
                                            ============         ============            ============        ============



MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                           (AS RESTATED, SEE NOTE #3)
                           --------------------------

Quarter Ended January 31, 1997 vs. Quarter Ended January 31, 1996
-----------------------------------------------------------------


Net sales for the second quarter totaled $123,525,067, up 3.1% from $119,780,958 in the same period last year. Income before income taxes was $2,938,724 compared to $3,275,093 in the same period last year. This increase was primarily due to reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during the second quarter of fiscal 1997. Recreation vehicle revenues of $88,823,259 were 7.2% lower than last year and were 71.9% of total company revenues compared to 79.9% last year. Bus revenues of $34,701,808 were 44.2% higher than last year and were 28.1% of total company revenues compared to 20.1% last year. Manufacturing gross profit was 9.3% of sales compared to 10.1% last year.

Operating income totaled $3,270,897, up 2.9% from $3,178,775 in the same period last year. Selling, general and administrative expenses decreased to $8,185,152, 6.6% of sales, from $8,921,903, 7.4% of sales. Interest income decreased by $56,465 and interest expense increased by $146,749. This increase in interest expense was due primarily to additional borrowing for the purchase of 503,319 shares of treasury stock. The combined income tax rate was 42.4% compared to 42.5% last year.

Six Months Ended January 31, 1997 vs. Six Months Ended January 31, 1996
-----------------------------------------------------------------------

Net sales for the six months totaled $274,021,888, up 1.0% from $271,300,162 in the same period last year. Income before income taxes was $10,974,197 compared to $10,419,344 in the same period last year. This increase was due primarily to reduction in selling, general and administrative expenses. Recreation vehicle revenues of $206,392,070 were 6.4% lower than last year and were 75.3% of total company revenues compared to 81.3% last year. Bus revenues of $67,629,818 were 33.2% higher than last year and were 24.7% of total company revenues compared to 18.7% last year. Manufacturing gross profit was 10.1% of sales compared to 10.5% last year.

Operating income totaled $10,896,503, up 8.1% from $10,081,686 in the same period last year. Selling, general and administrative expenses decreased to $16,702,136, 6.1% of sales, from $18,329,621, 6.8% of sales. An adjustment to deferred compensation in the first quarter of fiscal 1997 accounted for $669,000 reduction in administrative expense. Interest income decreased by $61,553 and interest expense increased by $271,842. This increase in interest expense was due primarily to additional borrowings for the purchase of 543,319 shares of treasury stock. The combined income tax rate was 40.9% compared to 41.4% last year.

Financial Condition and Liquidity
---------------------------------

As of January 31, 1997, Thor had $4,141,490 in cash and cash equivalents, compared to $12,737,778 on July 31, 1996. Working capital at January 31, 1997 was $66,825,235 compared to $73,762,459 at July 31, 1996. Inventory valued at current cost at January 31, 1997 exceeded the LIFO inventory by $3,020,202.

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


                                       THOR INDUSTRIES, INC.
                                           (Registrant)




DATE   June 9, 1998       (Signed)   /s/ Wade F. B. Thompson
     -----------------              -------------------------------------------
                                    Wade F. B. Thompson, Chairman of the Board,
                                    President and Chief Executive Officer




DATE   June 9, 1998       (Signed)   /s/ Walter L. Bennett
     -----------------              -----------------------------------------
                                    Walter L. Bennett, Senior Vice President,
                                    Secretary (Chief Accounting Officer)