Form 10-Q/A
period 1997-04-30
THOR INDUSTRIES INC
filed 1998-06-10
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 1997              COMMISSION FILE NUMBER  1-9235
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


               Yes   X                        No
                   -----                         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at 4/30/97
                -----                    ----------------------

       Common stock, par value             8,143,489  shares
           $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------

                                     ASSETS
                                     ------

                                                                                     (UNAUDITED)
                                                                                     -----------
                                                                                    APRIL 30, 1997         JULY 31, 1996
                                                                                    --------------         -------------
Current assets:
     Cash and cash equivalents                                                       $   9,452,737         $  12,737,778
     Accounts receivable:
         Trade                                                                          49,629,086            48,147,482
         Other                                                                             894,955               811,173
     Inventories                                                                        55,781,237            62,566,455
     Prepaid expenses                                                                    3,790,487             3,706,461
                                                                                     -------------         -------------
         Total current assets                                                          119,548,502           127,969,349
                                                                                     -------------         -------------
Property:
     Land                                                                                1,251,045             1,212,024
     Buildings and improvements                                                         12,313,276            11,978,857
     Machinery and equipment                                                            14,735,127            15,182,013
                                                                                     -------------         -------------
         Total cost                                                                     28,299,448            28,372,894
     Accumulated depreciation and amortization                                          11,838,197            11,167,142
                                                                                     -------------         -------------
         Property, net                                                                  16,461,251            17,205,752
                                                                                     -------------         -------------
Other assets:
     Goodwill                                                                           14,697,547            15,175,617
     Non compete                                                                         4,190,792             4,912,964
     Trademarks                                                                          2,614,831             2,858,835
     Investment Joint Ventures                                                           3,263,443             3,565,742
     Dealer Network                                                                         13,578               137,328
     Organization Costs                                                                    221,669               299,028
     Notes Receivable                                                                      529,051               553,841
     Other                                                                               1,366,146             1,139,429
                                                                                     -------------         -------------
         Total other assets                                                             26,897,057            28,642,784
                                                                                     -------------         -------------
TOTAL ASSETS                                                                         $ 162,906,810         $ 173,817,885
                                                                                     =============         =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                $  30,461,205         $  27,901,604
     Line of Credit                                                                           --               6,515,000
     Accrued liabilities:
         Taxes                                                                             244,918                  --
         Compensation and related items                                                  8,068,847            11,704,885
         Product warranties                                                              6,622,171             6,345,670
         Other                                                                           2,095,307             1,739,731
                                                                                     -------------         -------------
              Total current liabilities                                                 47,492,448            54,206,890
                                                                                     -------------         -------------

Other liabilities                                                                        1,002,958             1,672,041
Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
        issued 9,099,247 shares @ 4/30/97 and 9,099,247
        shares @ 7/31/96; par value of $.10 per share                                      909,925               909,925
     Additional paid in capital                                                         25,105,120            25,105,120
     Foreign currency translation                                                         (698,714)             (641,856)
     Retained earnings                                                                 108,471,321            98,380,961
     Cost of treasury shares 955,758 shares @ 4/30/97;
        412,439 shares @ 7/31/96                                                       (19,376,248)           (5,815,196)
                                                                                     -------------         -------------
         Total stockholders' equity                                                    114,411,404           117,938,954
                                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 162,906,810         $ 173,817,885
                                                                                     =============         =============

See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------



                                             THREE MONTHS ENDED APRIL 30                  NINE MONTHS ENDED APRIL 30
                                             ---------------------------                  --------------------------
                                              1997                  1996                  1997                  1996
                                              ----                  ----                  ----                  ----

Net sales                                 $169,329,069          $169,174,078          $443,350,957          $440,474,240

Cost of products sold                      151,534,423           151,658,953           397,957,672           394,547,809
                                         -------------         -------------         -------------         -------------

Gross profit                                17,794,646            17,515,125            45,393,285            45,926,431

Selling, general, and
  administrative expenses                    9,788,763            10,188,531            25,425,562            27,085,403

Amortization - Intangibles                     522,626               716,374             1,592,877             2,149,123
                                         -------------         -------------         -------------         -------------

Operating income                             7,483,257             6,610,220            18,374,846            16,691,905

Interest income                                173,049               192,097               608,068               688,669

Interest expense                               (86,170)             (171,389)             (608,103)             (421,480)

Other expense                                 (180,176)             (118,182)              (10,978)              (27,005)
                                         -------------         -------------         -------------         -------------
Income before income taxes                   7,389,960             6,512,746            18,363,833            16,932,089

Provision for income taxes                   3,032,136             2,685,712             7,524,259             7,001,884
                                         -------------         -------------         -------------         -------------

Net income                                  $4,357,824            $3,827,034           $10,839,574            $9,930,205
                                         =============         =============         =============         =============



Average common shares outstanding            8,143,489             8,758,944             8,360,174             8,850,910
---------------------------------        -------------         -------------         -------------         -------------


Earnings per common share                         $.54                  $.44                 $1.30                 $1.12
-------------------------                         ====                  ====                 =====                 =====


Dividends paid per common share                   $.03                  $.03                  $.09                  $.09
-------------------------------                   ====                  ====                 =====                 =====





See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------


                                                                 (UNAUDITED)
                                                                 -----------
                                                           1997                1996
                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $10,839,574           $9,930,205
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                              1,775,249            1,690,328
Amortization                                              1,592,877            2,149,123

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                      (1,565,386)          (9,933,741)
Inventories                                               6,785,218            1,238,368
Prepaid expenses and other                                   (8,535)            (789,322)
Accounts payable                                          2,559,601            2,667,777
Accrued liabilities                                      (3,428,126)          (3,173,137)
                                                       ------------         ------------

Net cash provided by operating activities                18,550,472            3,779,601
-----------------------------------------              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                  (1,255,188)          (3,322,370)
Disposals of property, plant & equipment                    301,799               33,632
Investment in leasing joint venture                            --             (2,300,000)
                                                       ------------         ------------

Net cash used in investing activities                      (953,389)          (5,588,738)
-------------------------------------                  ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                             (749,214)            (800,280)
Net proceeds from (payments of) notes payable            (6,515,000)           3,300,000
Purchase of treasury stock                              (13,561,052)          (3,890,737)
                                                       ------------         ------------

Net cash used in financing activities                   (20,825,266)          (1,391,017)
-------------------------------------                  ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (56,858)             121,616
                                                       ------------         ------------

Net decrease in cash and equivalents                     (3,285,041)          (3,078,538)
Cash and equivalents, beginning of year                  12,737,778            6,820,796
                                                       ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                      $9,452,737           $3,742,258
                                                       ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                        $6,830,459           $7,283,250
Interest paid                                               608,103              421,480






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


2.    Major classifications of inventories as restated are:


                                                     (Unaudited)
                                                     -----------

                                                    April 30, 1997           July 31, 1996
                                                    --------------           -------------

         Raw materials                                 $36,811,772             $46,254,841

         Work in process                                12,069,629              12,400,652

         Finished goods                                 10,121,038               6,529,164
                                                       -----------             -----------

               Total                                    59,002,439              65,184,657

         Less excess of FIFO costs
                over LIFO costs                          3,221,202               2,618,202
                                                       -----------             -----------

         Total inventories                             $55,781,237             $62,566,455
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


4. During April 1998, the Company's management determined that the accounting records at the General Coach - Brown City location were incorrectly stated for all periods subsequent to July 31, 1995. The balances specifically affected were cash, accounts receivable, inventory, other accrued liabilities, cost of products sold and the provision for taxes. As a result, the Company's financial statements as of April 30, 1997 and July 31, 1996 and for the three and nine months ended April 30, 1997 and April 30, 1996 have been restated from the amounts previously reported to correct the cash, accounts receivable, inventory, other accrued liabilities, and its related effect on earnings.

      The effects of the restatement are as follows:


                                     Three Months Ended April 30, 1997          Three Months Ended April 30, 1996
                                     ---------------------------------          ---------------------------------
                                     As Previously              As              As Previously               As
                                       Reported              Restated              Reported              Restated
                                       --------              --------              --------              --------
      Net Sales                      $169,329,069          $169,329,069          $169,174,078          $169,174,078
      Cost of Products Sold           151,109,882           151,534,423           151,361,505           151,658,953
                                    -------------         -------------         -------------         -------------
      Gross Profit                     18,219,187            17,794,646            17,812,573            17,515,125
      Selling General and
         Administrative Exp.           10,311,389            10,311,389            10,904,905            10,904,905
                                    -------------         -------------         -------------         -------------
      Operating Income                  7,907,798             7,483,257             6,907,668             6,610,220
      Other Income(Expense)               (93,297)              (93,297)              (97,474)              (97,474)
                                    -------------         -------------         -------------         -------------
      Income before Tax                 7,814,501             7,389,960             6,810,194             6,512,746
      Provision for Taxes               3,204,500             3,032,136             2,807,666             2,685,712
                                    -------------         -------------         -------------         -------------
      Net Income                       $4,610,001            $4,357,824            $4,002,528            $3,827,034
                                    =============         =============         =============         =============
      Earnings Per
         Common Share                        $.57                  $.54                  $.46                  $.44
                                             ====                  ====                  ====                  ====

                           (AS RESTATED, SEE NOTE #4)
                           --------------------------


      The effects of the restatement are as follows (Continued):




                                     Nine Months Ended April 30, 1997            Nine Months Ended April 30, 1996
                                    -----------------------------------         ----------------------------------
                                    As Previously               As              As Previously              As
                                       Reported              Restated              Reported              Restated
                                       --------              --------              --------              --------
      Net Sales                      $443,350,957          $443,350,957          $440,474,240         $440,474,240
      Cost of Product Sold            396,434,570           397,957,672           393,786,759          394,547,809
                                    -------------         -------------         -------------        -------------
      Gross Profit                     46,916,387            45,393,285            46,687,481           45,926,431
      Selling General and
         Administrative Exp            27,018,439            27,018,439            29,234,526           29,234,526
                                    -------------         -------------         -------------        -------------
      Operating Income                 19,897,948            18,374,846            17,452,955           16,691,905
      Other Income(Expense)               (11,013)              (11,013)              240,184              240,184
                                    -------------         -------------         -------------        -------------
      Income before Tax                19,886,935            18,363,833            17,693,139           16,932,089
      Provision for Taxes               8,142,638             7,524,259             7,313,915            7,001,884
                                    -------------         -------------         -------------        -------------
      Net Income                      $11,744,297           $10,839,574           $10,379,224           $9,930,205
                                    =============         =============         =============        =============
      Earnings Per
         Common Share                       $1.40                 $1.30                 $1.17                $1.12
                                    =============         =============         =============        =============



                                               April 30, 1997                              July 31, 1996
                                               --------------                              -------------
                                     As Previously               As              As Previously             As
                                       Reported               Restated             Reported              Restated
                                       --------               --------             --------              --------
      Cash & Cash Equivalents         $10,187,923            $9,452,737           $13,061,981          $12,737,778
      Accounts Receivable              50,906,526            49,629,086            48,962,786           48,147,482
      Other Receivables                   894,955               894,955               811,173              811,173
      Inventories                      57,358,289            55,781,237            63,493,523           62,566,455
      Prepaid Exp. & Other              3,790,487             3,790,487             3,706,461            3,706,461
                                    -------------         -------------         -------------        -------------
         Total Current Assets         123,138,180           119,548,502           130,035,924          127,969,349
                                    -------------         -------------         -------------        -------------
      Property, Plant & Eq.(Net)       16,461,251            16,461,251            17,205,752           17,205,752
      Other Assets                     26,897,057            26,897,057            28,642,784           28,642,784
                                    -------------         -------------         -------------        -------------
         Total Assets                 166,496,488           162,906,810           175,884,460          173,817,885
                                    =============         =============         =============        =============

      Accounts Payable                 30,461,205            30,461,205            27,901,604           27,901,604
      Line of Credit                            0                     0             6,515,000            6,515,000
      Accrued Liabilities              18,496,919            17,031,243            20,637,582           19,790,286
                                    -------------         -------------         -------------        -------------
         Total Current Liabilities     48,958,124            47,492,448            55,054,186           54,206,890
                                    -------------         -------------         -------------        -------------
      Other liabilities                 1,002,958             1,002,958             1,672,041            1,672,041
      Total stockholders' equity      116,535,406           114,411,404           119,158,233          117,938,954
                                    -------------         -------------         -------------        -------------
         Total Liabilities & Equity  $166,496,488          $162,906,810          $175,884,460         $173,817,885
                                    =============         =============         =============        =============

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                           (AS RESTATED, SEE NOTE #4)
                           --------------------------

Quarter Ended April 30, 1997 vs. Quarter Ended April 30, 1996
-------------------------------------------------------------

Net sales for the third quarter totaled $169,329,069 versus $169,174,078 in the same period last year. Income before income taxes was $7,389,960 compared to $6,512,746 in the same period last year. This increase was primarily due to reduction in selling, general and administrative expenses, and amortization of intangibles. In general, the Company did not adjust its sales prices during the third quarter of fiscal 1997. Recreation vehicle revenues of $136,070,277 were 4.9% lower than last year and were 80.4% of total company revenues compared to 84.6% last year. Bus revenues of $33,258,792 were 27.7% higher than last year and were 19.6% of total company revenues compared to 15.4% last year. Manufacturing gross profit was 10.5% of sales compared to 10.4% last year.

Operating income totaled $7,483,257 up 13.2% from $6,610,220 in the same period last year. Selling, general and administrative expenses and amortization of intangibles decreased to $10,311,389, 6.1% of sales, from $10,904,905, 6.4% of sales. Interest income decreased by $19,048 and interest expense decreased by $85,219. The combined income tax rate was 41.0% compared to 41.2% last year.


Nine Months Ended April 30, 1997 vs. Nine Months Ended April 30, 1996
---------------------------------------------------------------------

Net sales for the nine months totaled $443,350,957, up .7% from $440,474,240 in the same period last year. Income before income taxes was $18,363,833 compared to $16,932,089 in the same period last year. This increase was due primarily to reduction in selling, general and administrative expenses and amortization of intangibles. Recreation vehicle revenues of $342,462,345 were 5.8% lower than last year and were 77.2% of total company revenues compared to 82.6% last year. Bus revenues of $100,888,612 were 31.4% higher than last year and were 22.8% of total company revenues compared to 17.4% last year. Manufacturing gross profit was 10.2% of sales compared to 10.4% last year.

Operating income totaled $18,374,846, up 10.1% from $16,691,905 in the same period last year. Selling, general and administrative expenses and amortization of intangibles decreased to $27,018,439, 6.1% of sales, from $29,234,526, 6.6% of sales. An adjustment to deferred compensation in the first quarter of fiscal 1997 accounted for $669,000 reduction in administrative expense. Interest income decreased by $80,601 and interest expense increased by $186,623. This increase in interest expense was due primarily to additional borrowings for the purchase of 543,319 shares of treasury stock. The combined income tax rate was 41.0% compared to 41.4% last year.


Financial Condition and Liquidity
---------------------------------

As of April 30, 1997, Thor had $9,452,737 in cash and cash equivalents, compared to $12,737,778 on July 31, 1996. Working capital at April 30, 1997 was $72,056,054 compared to $73,762,459 at July 31, 1996. Inventory valued at current cost at April 30, 1997 exceeded the LIFO inventory by $3,221,202.

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





                                        THOR INDUSTRIES, INC.
                                            (Registrant)





DATE     June 9, 1998               /s/ Wade F. B. Thompson
      -------------------               ------------------------------------
                                        Wade F. B. Thompson
                                        Chairman of the Board, President
                                        and Chief Executive Officer






DATE     June 9, 1998               /s/ Walter L. Bennett
      -------------------               ------------------------------------
                                        Walter L. Bennett
                                        Senior Vice President
                                        Secretary (Chief Accounting Officer)