Form 10-Q/A
period 1997-10-31
THOR INDUSTRIES INC
filed 1998-06-10
CIK 730263

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


               Yes      X                         No
                    ---------                         -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at 10/31/97
                    -----                        -----------------------

            Common stock, par value                  8,145,139 shares
                $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (AS RESTATED, SEE NOTE #7)
                           --------------------------

                                     ASSETS
                                     ------
                                                                  (UNAUDITED)
                                                                OCTOBER 31, 1997        JULY 31, 1997
                                                                ----------------        -------------
Current assets:
     Cash and cash equivalents                                    $  19,737,628         $  12,752,729
     Accounts receivable:
         Trade                                                       47,980,392            50,837,162
         Other                                                          854,333               776,952
     Inventories                                                     58,045,138            60,446,826
     Prepaid expenses                                                 3,359,756             3,647,131
                                                                  -------------         -------------
         Total current assets                                       129,977,247           128,460,800
                                                                  -------------         -------------
Property:
     Land                                                             1,236,287             1,237,784
     Buildings and improvements                                      12,111,557            12,115,879
     Machinery and equipment                                         15,125,188            14,860,030
                                                                  -------------         -------------
         Total cost                                                  28,473,032            28,213,693
     Accumulated depreciation and amortization                       12,553,914            12,159,291
                                                                  -------------         -------------
         Property, net                                               15,919,118            16,054,402
                                                                  -------------         -------------
Investment in joint ventures                                          3,765,075             3,365,442
                                                                  -------------         -------------
Other assets:
     Goodwill                                                        14,379,034            14,538,350
     Non compete Agreements                                           3,718,139             3,953,586
     Trademarks                                                       2,452,162             2,533,497
     Other                                                            1,748,634             2,062,562
                                                                  -------------         -------------
         Total other assets                                          22,297,969            23,087,995
                                                                  -------------         -------------

TOTAL ASSETS                                                      $ 171,959,409         $ 170,968,639
                                                                  =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                             $  26,745,374         $  31,814,320
     Accrued liabilities:
         Taxes                                                        4,004,274                    --
         Compensation and related items                               6,407,430             8,828,872
         Product warranties                                           7,665,641             7,452,061
         Other                                                          304,817             1,206,861
                                                                  -------------         -------------
              Total current liabilities                              45,127,536            49,302,114
                                                                  -------------         -------------

Other liabilities                                                     1,847,064             1,847,064
Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
         issued 9,100,897 shares @ 10/31/97 and 9,099,247
         shares @ 7/31/97; par value of $.10 per share                  910,090               909,925
     Additional paid in capital                                      25,152,545            25,105,120
     Foreign currency translation                                      (773,848)             (629,546)
     Retained earnings                                              119,119,061           113,810,210
     Restricted Stock Plan                                              (46,791)                   --
     Cost of treasury shares 955,758 shares @ 10/31/97
     and 7/31/97                                                    (19,376,248)          (19,376,248)
                                                                  -------------         -------------
         Total stockholders' equity                                 124,984,809           119,819,461
                                                                  -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 171,959,409         $ 170,968,639
                                                                  =============         =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                           (AS RESTATED, SEE NOTE #7)
                           --------------------------

                                                   (UNAUDITED)
                                                   -----------

                                           THREE MONTHS ENDED OCTOBER 31
                                           -----------------------------

                                              1997                 1996
                                              ----                 ----

Net sales                                $ 165,458,354         $ 150,496,821

Cost of products sold                      146,682,083           134,354,231
                                         -------------         -------------

Gross profit                                18,776,271            16,142,590

Selling, general, and
   administrative expenses                  10,078,966             8,516,984
                                         -------------         -------------

Operating income                             8,697,305             7,625,606

Interest income                                235,799               236,638

Interest expense                               (44,865)             (211,733)

Other income                                   446,973               384,962
                                         -------------         -------------


Income before income taxes                   9,335,212             8,035,473

Provision for income taxes                   3,782,056             3,245,426
                                         -------------         -------------


Net income                               $   5,553,156         $   4,790,047
                                         =============         =============



Average common shares outstanding            8,143,703             8,671,591
---------------------------------        -------------         -------------


Earnings per common share                $         .68         $         .55
-------------------------                =============         =============

Dividends paid per common share          $         .03         $         .03
-------------------------------          =============         =============






     See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                           (AS RESTATED, SEE NOTE #7)
                           --------------------------

                                                                       (UNAUDITED)
                                                                       -----------
                                                               1997                  1996
                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  5,553,156         $  4,790,047
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                    585,671              579,515
Amortization                                                    476,098              541,374


Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                           2,779,388           (2,474,816)
Inventories                                                   2,401,688           (2,740,729)
Prepaid expenses and other                                      185,978              213,291
Accounts payable                                             (5,068,945)         (10,941,698)
Accrued liabilities                                             894,369           (2,574,204)
                                                           ------------         ------------

Net cash provided by (used in) operating activities           7,807,403          (12,607,220)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                        (476,456)            (534,960)
Disposals of property, plant & equipment                         41,759                4,202
                                                           ------------         ------------

Net cash used in investing activities                          (434,697)            (530,758)
-------------------------------------                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                 (244,305)            (260,604)
Net proceeds from line of credit                                     --            7,485,000
Purchase of treasury stock                                           --             (935,000)
Proceeds from issuance of common stock                              800                   --
                                                           ------------         ------------

Net cash provided by (used in) financing activities            (243,505)           6,289,396
---------------------------------------------------        ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (144,302)             272,350
                                                           ------------         ------------

Net increase (decrease) in cash and equivalents               6,984,899           (6,576,232)
Cash and equivalents, beginning of year                      12,752,729           12,737,778
                                                           ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 19,737,628         $  6,161,546
                                                           ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transaction - Issuance of restricted stock        $     46,791
Income taxes paid                                               250,000         $    500,000
Interest paid                                                    44,865              211,733




See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (AS RESTATED, SEE NOTE #7)
                           --------------------------

1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated operating results for such unaudited periods.

2.    Major classifications of inventories (as restated) are:

                                                     (Unaudited)
                                                     -----------

                                                   October 31, 1997          July 31, 1997
                                                   ----------------          -------------
         Raw materials                                 $38,707,766             $40,938,593
         Work in process                                13,577,387              14,755,637
         Finished goods                                  9,129,962               7,921,573
                                                         ---------               ---------

               Total                                    61,415,115              63,615,803
         Less excess of FIFO costs
                   over LIFO costs                       3,369,977               3,168,977
                                                         ---------               ---------

         Total inventories                             $58,045,138             $60,446,826
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

7. During April 1998, the Company's management determined that the accounting records at the General Coach - Brown City location were incorrectly stated for all periods subsequent to July 31, 1995. The balances specifically affected were cash, accounts receivable, inventory, other accrued liabilities, cost of products sold and the provision for taxes. As a result, the Company's financial statements as of October 31, 1997 and July 31, 1997 and for the three months ended October 31, 1997 and October 31, 1996 have been restated from the amounts previously reported to correct the cash, accounts receivable, inventory, other accrued liabilities, and its related effect on earnings.

                           (AS RESTATED, SEE NOTE #7)
                           --------------------------



      The effects of the restatement are as follows:



                                          Three Months Ended October 31, 1997          Three Months Ended October 31, 1996
                                          -----------------------------------          -----------------------------------
                                            As Previously              As               As Previously             As
                                              Reported              Restated               Reported            Restated
                                              --------              --------               --------            --------
      Net Sales                             $165,458,354         $165,458,354            $150,496,821        $150,496,821
      Cost of Products Sold                  145,924,675          146,682,083             133,806,911         134,354,231
                                             -----------          -----------             -----------         -----------
      Gross Profit                            19,533,679           18,776,271              16,689,910          16,142,590
      Selling General and
         Administrative Exp.                  10,078,966           10,078,966               8,516,984           8,516,984
                                              ----------           ----------               ---------           ---------
      Operating Income                         9,454,713            8,697,305               8,172,926           7,625,606
      Other Income(Expense)                      637,907              637,907                 409,867             409,867
                                                 -------              -------                 -------             -------
      Income before Tax                       10,092,620            9,335,212               8,582,793           8,035,473
      Provision for Taxes                      4,081,232            3,782,056               3,467,638           3,245,426
                                               ---------            ---------               ---------           ---------
      Net Income                              $6,011,388           $5,553,156              $5,115,155          $4,790,047
                                              ==========           ==========              ==========          ==========
      Earnings Per
         Common Share                            $.74                  $.68                    $.59                $.55
                                                 ====                  ====                    ====                ====



                                                    October 31, 1997                                  July 31, 1997
                                                    ----------------                                  -------------
                                            As Previously             As                 As Previously             As
                                              Reported             Restated                Reported             Restated
                                              --------             --------                --------             --------
      Cash & Cash Equivalents                $20,378,253          $19,737,628             $13,380,357         $12,752,729
      Accounts Receivable                     50,297,727           48,980,392              52,714,496          50,837,162
      Other Receivables                          854,333              854,333                 776,952             776,952
      Inventories                             60,283,662           58,045,138              62,380,940          60,446,826
      Prepaid Exp. & Other                     3,359,756            3,359,756               3,647,131           3,647,131
                                               ---------            ---------               ---------           ---------
         Total Current Assets                135,173,731          130,977,247             132,899,876         128,460,800
                                             -----------          -----------             -----------         -----------
      Property, Plant & Eq.(Net)              15,919,118           15,919,118              16,054,402          16,054,402
      Investment in Joint Venture              3,765,075            3,765,075               3,365,442           3,365,442
      Other Assets                            22,297,969           22,297,969              23,087,995          23,087,995
                                              ----------           ----------              ----------          ----------
         Total Assets                        177,155,893          172,959,409             175,407,715         170,968,639
                                             ===========          ===========             ===========         ===========

      Accounts Payable                        26,745,374           26,745,374              31,814,320          31,814,320
      Line of Credit                                   0                    0                       0                   0
      Accrued Liabilities                     20,491,869           18,777,162              19,298,325          17,487,794
                                              ----------           ----------              ----------          ----------
         Total Current Liabilities            47,237,243           45,522,536              51,112,645          49,302,114
                                              ----------           ----------              ----------          ----------
      Other liabilities                        1,847,064            1,847,064               1,847,064           1,847,064
      Total stockholders' equity             128,071,586          125,589,809             122,448,006         119,819,461
                                             -----------          -----------             -----------         -----------
         Total Liabilities & Equity         $177,155,893         $172,959,409            $175,407,715        $170,968,639
                                            ============         ============            ============        ============

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                           (AS RESTATED, SEE NOTE #7)
                           --------------------------



Quarter Ended October 31, 1997 vs.
     Quarter Ended October 31, 1996
----------------------------------

Net sales for the first quarter totaled $165,458,354, up 10% from $150,496,821 in the same period last year. Income before income taxes was $9,335,212 compared to $8,035,473 in the same period last year. This increase was primarily due to increased sales volume, improved labor efficiency and lower warranty costs. Recreation vehicle selling prices were adjusted in the first quarter to coincide with the introduction of new product offerings. Recreation vehicle revenues of $125,660,481 were 7% higher than last year and were 76% of total company revenues compared to 78% last year. Bus revenues of $39,797,873 were 21% higher than last year and were 24% of total company revenues compared to 22% last year. Manufacturing gross profit increased to 11.3% compared to 10.7% last year.

Operating income totaled $8,697,305, up 14% from $7,625,606 in the same period last year. Selling, general and administrative expenses increased to $10,078,966, 6.1% of sales, from $8,516,984, 5.7% of sales, primarily due to an adjustment of $669,000 to deferred compensation in Fiscal 1997. Interest income remained relatively constant and interest expense decreased by $166,868. This decrease in interest expense was due to pay down of the line of credit.

The combined income tax rate was 40.5% in the current year, compared to 40.4% in the prior year.

Financial Condition and Liquidity
---------------------------------

As of October 31, 1997, Thor had $19,737,628 in cash and cash equivalents, compared to $12,752,729 on July 31, 1997. Working capital at October 31, 1997 was $84,849,711 compared to $79,158,686 at July 31, 1997. Inventory valued at current cost at October 31, 1997 exceeded the LIFO inventory by $3,369,977

At October 31, 1997, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank and Bank One. There were no borrowings at October 31, 1997. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1997. The Company had no long term debt as of October 31, 1997. Amortization of intangibles decreased from $541,374 for the period ended October 31, 1996, to $476,098 for the period ended October 31, 1997 due to certain intangibles being fully amortized.

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





                                           THOR INDUSTRIES, INC.
                                                (Registrant)





DATE       June 9, 1998                /s/ Wade F. B. Thompson
      ----------------------               ------------------------------------
                                           Wade F. B. Thompson
                                           Chairman of the Board, President
                                           and Chief Executive Officer






DATE       June 9, 1998                /s/ Walter L. Bennett
      ----------------------               ------------------------------------
                                           Walter L. Bennett
                                           Senior Vice President
                                           Secretary (Chief Accounting Officer)