Form 10-Q/A
period 1998-01-31
THOR INDUSTRIES INC
filed 1998-06-10
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A1
                                  ------------

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

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (AS RESTATED, SEE NOTE #6)
                           --------------------------

                                     ASSETS
                                     ------
                                                                   (UNAUDITED)
                                                                   -----------
                                                                 JANUARY 31, 1998       JULY 31, 1997
                                                                 ----------------       -------------
Current assets:
     Cash and cash equivalents                                    $  17,844,798         $  12,752,729
     Accounts receivable:
         Trade                                                       44,319,644            50,837,162
         Other                                                        1,387,127               776,952
     Inventories                                                     64,446,575            60,446,826
     Prepaid expenses                                                 3,777,611             3,647,131
                                                                  -------------         -------------
         Total current assets                                       131,775,755           128,460,800
                                                                  -------------         -------------
Property:
     Land                                                             1,234,789             1,237,784
     Buildings and improvements                                      12,085,992            12,115,879
     Machinery and equipment                                         14,058,603            14,860,030
                                                                  -------------         -------------
         Total cost                                                  27,379,384            28,213,693
     Accumulated depreciation and amortization                       12,151,774            12,159,291
                                                                  -------------         -------------
         Property, net                                               15,227,610            16,054,402
                                                                  -------------         -------------
Investment in joint ventures                                          3,504,894             3,365,442
                                                                  -------------         -------------
Other assets:
     Goodwill                                                        14,219,717            14,538,350
     Non compete                                                      3,482,692             3,953,586
     Trademarks                                                       2,370,827             2,533,497
     Other                                                            2,109,917             2,062,562
                                                                  -------------         -------------
         Total other assets                                          22,183,153            23,087,995
                                                                  -------------         -------------

TOTAL ASSETS                                                      $ 172,691,412         $ 170,968,639
                                                                  =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                             $  28,282,160         $  31,814,320
     Accrued liabilities:
         Compensation and related items                               6,337,866             8,828,872
         Product warranties                                           7,613,648             7,452,061
         Other                                                          572,414             1,206,861
                                                                  -------------         -------------
              Total current liabilities                              42,806,088            49,302,114
                                                                  -------------         -------------

Other liabilities                                                     1,886,584             1,847,064

Stockholders' equity:
     Common stock - authorized 10,000,000 shares;
         issued 9,104,497 shares @ 1/31/98 and 9,099,247
         shares @ 7/31/97; par value of $.10 per share                  910,450               909,925
     Additional paid in capital                                      25,260,860            25,105,120
     Foreign currency translation                                      (962,105)             (629,546)
     Retained earnings                                              122,316,281           113,810,210
     Restricted Stock                                                  (150,498)                   --
     Cost of treasury shares 955,758 shares @ 1/31/98;
        955,758 shares @ 7/31/97                                    (19,376,248)          (19,376,248)
                                                                  -------------         -------------
         Total stockholders' equity                                 127,998,740           119,819,461
                                                                  -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 172,691,412         $ 170,968,639
                                                                  =============         =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
                           (AS RESTATED, SEE NOTE #6)
                           --------------------------

                                                                                  (UNAUDITED)
                                                                                  -----------

                                                   THREE MONTHS ENDED JANUARY 31                 SIX MONTHS ENDED JANUARY 31
                                                   -----------------------------                 ---------------------------
                                                     1998                1997                      1998               1997
                                                     ----                ----                      ----               ----

Net sales                                         $134,509,914        $123,525,067             $299,968,268       $274,021,888

Cost of products sold                              119,808,675         112,069,018              266,490,758        246,423,249
                                                   -----------         -----------              -----------        -----------

Gross profit                                        14,701,239          11,456,049               33,477,510         27,598,639

Selling, general, and
  administrative expenses                           10,354,261           8,185,152               20,433,227         16,702,136
                                                    ----------           ---------               ----------         ----------

Operating income                                     4,346,978           3,270,897               13,044,283         10,896,503

Interest income                                        267,710             198,381                  503,509            435,019

Interest expense                                      (66,084)           (310,200)                (110,949)          (521,933)

Gain on sale of subsidiary                           1,269,000                  --                1,269,000                 --

Other income (expense)                               (283,349)           (220,354)                  163,624            164,608
                                                     ---------           ---------            -------------     --------------

Income before income taxes                           5,534,255           2,938,724               14,869,467         10,974,197

Provision for income taxes                           2,092,573           1,247,020                5,874,628          4,492,446
                                                     ---------           ---------                ---------          ---------

Net income                                          $3,441,682          $1,691,704               $8,994,839         $6,481,751
                                                    ==========          ==========               ==========         ==========





Earnings per common share
-------------------------
       Basic                                              $.42                $.20                    $1.10               $.77
                                                          ====                ====                    =====               ====

       Diluted                                            $.42                $.20                    $1.10               $.77
                                                          ====                ====                    =====               ====



Dividends paid per common share                           $.03                $.03                     $.06               $.06
-------------------------------                           ====                ====                     ====               ====





See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
                           (AS RESTATED, SEE NOTE #6)
                           --------------------------

                                                                    (UNAUDITED)
                                                                    -----------
                                                               1998                 1997
                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  8,994,839         $  6,481,751
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                  1,132,630            1,171,022
Amortization                                                    952,197            1,082,870
Gain on sale of subsidiary                                   (1,269,000)                  --
Restricted stock plan expense                                     4,967                   --

Changes in non cash assets and liabilities
------------------------------------------

Accounts receivable                                           5,482,403            1,807,533
Inventories                                                  (4,818,556)           3,729,849
Prepaid expenses and other                                     (348,669)            (432,534)
Accounts payable                                             (3,895,990)          (7,920,440)
Accrued liabilities                                          (2,963,867)          (7,434,335)
Other liabilities                                                39,520                   --
                                                           ------------         ------------

Net cash provided by (used in) operating activities           3,310,474           (1,514,284)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                        (862,000)          (1,020,790)
Disposals of property, plant & equipment                        196,317              164,600
Proceeds from sale of subsidiary                              3,267,804                   --
                                                           ------------         ------------

Net cash provided by (used) in investing activities           2,602,121             (856,190)
---------------------------------------------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                 (488,767)            (504,909)
Net proceeds from line of credit                                     --            7,765,000
Purchase of treasury stock                                           --          (13,561,052)
Proceeds from issuance of common stock                              800                   --
                                                           ------------         ------------

Net cash used in financing activities                          (487,967)          (6,300,961)
-------------------------------------                      ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (332,559)              75,147
                                                           ------------         ------------

Net increase (decrease) in cash and equivalents               5,092,069           (8,596,288)
Cash and equivalents, beginning of year                      12,752,729           12,737,778
                                                           ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 17,844,798         $  4,141,490
                                                           ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction - issuance of restricted stock        $    155,465                   --
Income taxes paid                                             3,452,226         $  4,284,000
Interest paid                                                   110,949              521,933



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (AS RESTATED, SEE NOTE #6)
                           --------------------------




1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated operating results for such unaudited periods.

2.    Major classifications of inventories (as restated) are:

                                                                    (Unaudited)
                                                                    -----------

                                                                  January 31, 1998           July 31, 1997
                                                                  ----------------           -------------

         Raw materials                                               $38,836,977                $40,938,593
         Work in process                                              15,863,635                 14,755,637
         Finished goods                                               13,316,940                  7,921,573
                                                                      ----------                  ---------

               Total                                                  68,017,552                 63,615,803

        Less excess of FIFO costs over LIFO costs                      3,570,977                  3,168,977
                                                                       ---------                  ---------

         Total inventories                                           $64,446,575                $60,446,826
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

                           (AS RESTATED, SEE NOTE #6)
                           --------------------------



6. During April 1998, the Company's management determined that the accounting records at the General Coach - Brown City location were incorrectly stated for all periods subsequent to July 31, 1995. The balances specifically affected were cash, accounts receivable, inventory, other accrued liabilities, cost of products sold and the provision for taxes. As a result, the Company's financial statements as of January 31, 1998 and July 31, 1997 and for the three and six months ended January 31, 1998 and January 31, 1997 have been restated from the amounts previously reported to correct the cash, accounts receivable, inventory, other accrued liabilities, and its related effect on earnings.

     The effects of the restatement are as follows:

                                           Three Months Ended January 31, 1998        Three Months Ended January 31, 1997
                                           -----------------------------------        -----------------------------------
                                           As Previously              As                 As Previously            As
                                             Reported              Restated                Reported            Restated
                                             --------              --------                --------            --------
      Net Sales                             $134,509,914         $134,509,914            $123,525,067        $123,525,067
      Cost of Products Sold                  119,205,480          119,808,675             111,517,777         112,069,018
                                             -----------          -----------             -----------         -----------
      Gross Profit                            15,304,434           14,701,239              12,007,290          11,456,049
      Selling General and
         Administrative Exp.                  10,354,261           10,354,261               8,185,152           8,185,152
                                              ----------           ----------               ---------           ---------
      Operating Income                         4,950,173            4,346,978               3,822,138           3,270,897
      Other Income(Expense)                    1,187,277            1,187,277               (332,173)           (332,173)
                                               ---------            ---------               ---------           ---------
      Income before Tax                        6,137,450            5,534,255               3,489,965           2,938,724
      Provision for Taxes                      2,330,834            2,092,573               1,470,824           1,247,020
                                               ---------            ---------               ---------           ---------
      Net Income                              $3,806,616           $3,441,682              $2,019,141          $1,691,704
                                              ==========           ==========              ==========          ==========
      Earnings Per
         Common Share (Basic)                    $.47                  $.42                    $.24                $.20
                                                 ====                  ====                    ====                ====
      Earnings Per
         Common Share (Diluted)                  $.46                  $.42                    $.24                $.20
                                                 ====                  ====                    ====                ====



                                          Six Months Ended January 31, 1998             Six Months Ended January 31, 1997
                                          ---------------------------------             ---------------------------------
                                            As Previously             As                 As Previously            As
                                              Reported             Restated                Reported            Restated
                                            -------------        ------------            ------------        ------------
      Net Sales                             $299,968,268         $299,968,268            $274,021,888        $274,021,888
      Cost of Product Sold                   265,130,155          266,490,758             245,324,688         246,423,249
                                             -----------          -----------             -----------         -----------
      Gross Profit                            34,838,113           33,477,510              28,697,200          27,598,639
      Selling General and
         Administrative Exp.                  20,433,227           20,433,227              16,702,136          16,702,136
                                              ----------           ----------              ----------          ----------
      Operating Income                        14,404,886           13,044,283              11,995,064          10,896,503
      Other Income(Expense)                    1,825,184            1,825,184                  77,694              77,694
                                               ---------            ---------                  ------              ------
      Income before Tax                       16,230,070           14,869,467              12,072,758          10,974,197
      Provision for Taxes                      6,412,066            5,874,628               4,938,462           4,492,446
                                               ---------            ---------               ---------           ---------
      Net Income                              $9,818,004           $8,994,839              $7,134,296          $6,481,751
                                              ==========           ==========              ==========          ==========

      Earnings Per
         Common Share (Basic)                    $1.21                $1.10                    $.84                $.77
                                                 =====                =====                    ====                ====

      Earnings Per
         Common Share (Diluted)                  $1.20                $1.10                    $.84                $.77
                                                 =====                =====                    ====                ====

                           (AS RESTATED, SEE NOTE #6)
                           --------------------------



      The effects of the restatement are as follows (Continued):


                                                  January 31, 1998                                  July 31, 1997
                                                  ----------------                                  -------------
                                            As Previously              As                 As Previously            As
                                              Reported              Restated                Reported            Restated
                                              --------              --------                --------            --------
      Cash & Cash Equivalents                $18,745,493          $17,844,798             $13,380,357         $12,752,729
      Accounts Receivable                     46,698,916           44,319,644              52,714,496          50,837,162
      Other Receivables                        1,387,127            1,387,127                 776,952             776,952
      Inventories                             66,943,118           64,446,575              62,380,940          60,446,826
      Prepaid Exp. & Other                     3,783,064            3,777,611               3,647,131           3,647,131
                                               ---------            ---------               ---------           ---------
         Total Current Assets                137,557,718          131,775,755             132,899,876         128,460,800
                                             -----------          -----------             -----------         -----------
      Property, Plant & Eq.(Net)              15,252,610           15,227,610              16,054,402          16,054,402
      Investment in Joint Venture              3,504,894            3,504,894               3,365,442           3,365,442
      Other Assets                            22,187,316           22,183,153              23,087,995          23,087,995
                                              ----------           ----------              ----------          ----------
         Total Assets                        178,502,538          172,691,412             175,407,715         170,968,639
                                             ===========          ===========             ===========         ===========

      Accounts Payable                        28,293,607           28,282,160              31,814,320          31,814,320
      Line of Credit                                   0                    0                       0                   0
      Accrued Liabilities                     16,871,896           14,523,928              19,298,325          17,487,794
                                              ----------           ----------              ----------          ----------
         Total Current Liabilities            45,165,503           42,806,088              51,112,645          49,302,114
                                              ----------           ----------              ----------          ----------
      Other liabilities                        1,886,584            1,886,584               1,847,064           1,847,064
      Total stockholders' equity             131,450,451          127,998,740             122,448,006         119,819,461
                                             -----------          -----------             -----------         -----------
         Total Liabilities & Equity         $178,502,538         $172,691,412            $175,407,715        $170,968,639
                                            ============         ============            ============        ============

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                           (AS RESTATED, SEE NOTE #6)
                           --------------------------

Quarter Ended January 31, 1998 vs. Quarter Ended January 31, 1997
-----------------------------------------------------------------

Net sales for the second quarter totaled $134,509,914 up 8.9% from $123,525,067 in the same period last year. Income before income taxes was $5,534,255 compared to $2,938,724 in the same period last year. This increase was primarily due to the gain on sale of a subsidiary of $1,269,000, increased sales volume, improved labor efficiency and lower warranty costs. In general, the Company did not adjust its sales prices during the second quarter of Fiscal 1998. Recreation vehicle revenues of $102,279,952 were 15.1% higher than last year and were 76.0% of total company revenues compared to 71.9% last year. Bus revenues of $32,229,962 were 7.1% lower than last year and were 24.0% of total company revenues compared to 28.1% last year. Manufacturing gross profit was 10.9% of sales compared to 9.3% last year.

Operating income totaled $4,346,978, up 32.9% from $3,270,897 in the same period last year. Selling, general and administrative expenses increased to $10,354,261, 7.7% of sales, from $8,185,152, 6.6% of sales, due primarily to increased income related compensation, and increased selling expenses in the highly competitive RV markets. Interest income increased by $69,329 and interest expense decreased by $244,116. This decrease in interest expense was due primarily to the payback of additional borrowing for the purchase of 503,319 shares of treasury stock in Fiscal 1997. The combined income tax rate was 37.8% compared to 42.4% last year. This decrease in tax was due primarily to use of a capital loss carryforward applied to the gain on the sale of a subsidiary.

Six Months Ended January 31, 1998 vs. Six Months Ended January 31, 1997
-----------------------------------------------------------------------

Net sales for the six months totaled $299,968,268, up 9.5% from $274,021,888 in the same period last year. Income before income taxes was $14,869,467 compared to $10,974,197 in the same period last year. This increase was primarily due to the gain on sale of a subsidiary of $1,269,000, increased sales volume, improved labor efficiency and lower warranty costs. Recreation vehicle revenues of $227,940,435 were 10.4% higher than last year and were 76.0% of total company revenues compared to 75.3% last year. Bus revenues of $72,027,833 were 6.5% higher than last year and were 24.0% of total company revenues compared to 24.7% last year. Manufacturing gross profit was 11.2% of sales compared to 10.1% last year.

Operating income totaled $13,044,283, up 19.7% from $10,896,503 in the same period last year. Selling, general and administrative expenses increased to $20,433,227, 6.8% of sales, from $16,702,136, 6.1% of sales due primarily to an adjustment to deferred compensation in the first quarter of Fiscal 1997 of $669,000, an increase in income related compensation and increased selling expense in the highly competitive RV market in 1998. Interest income increased by $68,490 and interest expense decreased by $410,984. This decrease in interest expense was due primarily to the payback of additional borrowings for the purchase of 543,319 shares of treasury stock in Fiscal 1997. The combined income tax rate was 39.5% compared to 40.9% last year. This decrease in tax was due primarily to use of a capital loss carryforward applied to the gain on the sale of a subsidiary.

Financial Condition and Liquidity
---------------------------------

As of January 31, 1998, Thor had $17,844,798 in cash and cash equivalents, compared to $12,752,729 on July 31, 1997. Working capital at January 31, 1998 was $88,969,667 compared to $79,158,686 at July 31, 1997. Inventory valued at current cost at January 31, 1998 exceeded the LIFO inventory by $3,570,977.

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

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                           (AS RESTATED, SEE NOTE #6)
                           --------------------------
                                   (continued)



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


                                          THOR INDUSTRIES, INC.
                                              (Registrant)




DATE     June 9, 1998        (Signed)  /s/   Wade F. B. Thompson
     -------------------              ---------------------------------------
                                      Wade F.B. Thompson, Chairman of the Board,
                                      President and Chief Executive Officer




DATE     June 9, 1998        (Signed)  /s/   Walter L. Bennett
     -------------------              ----------------------------------------
                                      Walter L. Bennett, Senior Vice President,
                                      Secretary (Chief Accounting Officer)