Form 10-K405/A
period 1997-07-31
THOR INDUSTRIES INC
filed 1998-06-12
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   -----------
                                   FORM 10-K/A
                                   -----------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the fiscal year ended July 31, 1997, Commission File Number 1-9235


                              THOR INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               93-0768752
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

419 W. PIKE STREET, JACKSON CENTER, OHIO                       45334-0629
----------------------------------------                       ----------
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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.
Yes [X] No [ ]

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

PRODUCT LINE SALES SEGMENT
The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years.

                                          1997                       1996                      1995
                                          ----                       ----                      ----
                                                                    ($000)
                                   Amount        %            Amount        %           Amount        %
                                 ----------------------------------------------------------------------
Recreation vehicles              $485,010       78         $ 495,991       82        $ 468,999       83
Buses                             139,425       22           106,087       18           93,682       17
                                 ----------------------------------------------------------------------

Total Net Sales                  $624,435      100         $ 602,078      100        $ 562,681      100
                                 ======================================================================

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

FACILITIES                                                                                    Approximate
                                                                            No. of           Building Area
LOCATION                                            Owned or Leased        Buildings          Square Feet
--------                                            ---------------        ---------          -----------
RVs
Jackson Center, OH (Airstream) (1).......................Leased...............11................304,000
Jackson Center, OH (Henschen) (1)........................Leased................2.................90,000
Middleburg, PA (Thor America).............................Owned................3................116,000
Hensall, Ontario, Canada (Citair).........................Owned................1.................97,000
Oliver, B.C., Canada (Citair).............................Owned................1.................55,000
Oliver, B.C., Canada (Citair) (5)........................Leased................1.................11,000
Ontario, CA (Thor West) (2)..............................Leased................1................111,000
Middlebury, IN (Dutchmen).................................Owned................1.................20,000
Goshen, IN (Dutchmen) (3)................................Leased................1.................40,000
Goshen, IN (Dutchmen).....................................Owned................5................128,000
Syracuse, IN (Fold Down)..................................Owned................1.................46,000
Syracuse, IN, (Aero)......................................Owned................2.................67,000
Syracuse, IN, (Aero) (12)................................Leased................1.................52,000
Bristol, IN (Thor Indiana) (6)...........................Leased................1.................57,000
Bristol, IN (Thor Indiana) (8)...........................Leased................6................106,000
Elkhart, IN (Four Winds)..................................Owned................3................171,000
Milwaukie, OR (Komfort) (9)..............................Leased................1.................57,000
San Moreno, CA (Thor California) (10)....................Leased................3................126,000

BUSES
Salina, KS (ElDorado Kansas)..............................Owned................2.................93,000
Salina, KS (ElDorado Kansas) (11)........................Leased................1..................8,000
Salina, KS (ElDorado Kansas) (13)........................Leased................1.................23,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................64,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................10,000
Brown City, MI (ElDorado Michigan) (7)...................Leased..............  1.................24,000
Total.........................................................................52..............1,876,000
                                                                              ==              =========

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

                                                   FISCAL 1997                FISCAL 1996
                                                   -----------                -----------
                                                 High         Low           High        Low
                                                 ----         ---           ----        ---
First Quarter...............................   $26.00      $18.75         $20.00     $15.75
Second Quarter..............................    26.25       22.25          20.25      15.88
Third Quarter...............................    26.00       20.38          19.88      16.25
Fourth Quarter..............................    25.94       21.38          22.75      18.13


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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Fiscal years ended July 31,
                                            -------------------------------------------------------------------------------
                                                    1997            1996            1995             1994           1993
                                            -------------------------------------------------------------------------------
INCOME STATEMENT DATA:                                               ($000, except per share amounts)


Net sales...................................    $624,435        $602,078        $562,681         $491,079       $412,223
Income before change in
accounting principle........................      16,423(a)       14,851(a)       13,790           16,045         11,267
Change in accounting principle..............          --              --              --               --            561
Net income..................................      16,423(a)       14,851(a)       13,790           16,045         11,828
Earnings per common share:
Income before change in
accounting principle........................        1.98(a)         1.69(a)         1.55             1.80           1.27
Change in accounting principle..............          --              --              --               --            .06
Net income..................................        1.98(a)         1.69(a)         1.55             1.80           1.33
Dividends per common share..................         .12             .12             .12              .12            .12
BALANCE SHEET  DATA:
Total assets................................    $170,969(a)     $173,818(a)     $148,461         $142,446       $122,747
(a) As restated--See Note L to Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (1997 and 1996 as Restated, see Footnote
L)

RESULTS OF OPERATIONS
Net sales in fiscal 1997 totaled $624,435,108, versus $602,077,568, in fiscal 1996. Net income in fiscal 1997 totaled $16,422,767, versus $14,850,721, in
1996. Net income per common share was $1.98 in 1997 versus $1.69 in 1996.

The consolidated statements of income for the years ended July 31, 1997, 1996 and 1995 shown as a percentage of sales are:

                                                                                    Fiscal years ended July 31,
                                                                --------------------------------------------------------------------
                                                                            1997                1996                1995
                                                                --------------------------------------------------------------------
Net sales......................................................         100.0%              100.0%              100.0%
Cost of products sold..........................................           89.6                89.1                88.6
                                                                --------------------------------------------------------------------
Gross profit...................................................           10.4                10.9                11.4
Selling, general and administrative............................            6.1                 6.8                 7.5
                                                                --------------------------------------------------------------------
Operating income...............................................            4.3                 4.1                 3.9
Other income...................................................             .1                  .1                  .1
                                                                --------------------------------------------------------------------
Income before income taxes.....................................            4.4                 4.2                 4.0
Provision for income taxes.....................................            1.8                 1.7                 1.5
                                                                --------------------------------------------------------------------
Net income.....................................................           2.6%                2.5%                2.5%
                                                                --------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

1997 VS. 1996
Net sales totaled $624,435,108 up 4% from $602,077,568 in the same period last year. Net income increased to $16,422,767 compared to $14,850,721 last year. This increase was primarily due to increased sales and reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during fiscal 1997.

Recreation vehicle revenues of $485,010,470 were 2% lower than last year. Recreation vehicle sales were 78% of total company revenues compared to 82% last year. Bus revenues of $139,424,638 were 31% higher than last year. Bus sales were 22% of total company revenue compared to 18% last year. Manufacturing gross profit decreased to 10.4% of sales from 10.9% last year. As a percentage of sales, selling, general and administrative costs decreased due primarily to reductions in administrative expenses and promotion programs.

Interest income decreased by approximately $63,000 and interest expense increased by approximately $10,500.

The combined income tax rate was 40.6% compared to 41.0% last year.

1996 VS. 1995
Net sales totaled $602,077,568 up 7% from $562,681,238 in the same period in 1995. Net income increased to $14,850,721 compared to $13,789,687 in 1995. This increase was primarily due to increased sales and reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during fiscal 1996.

Recreation vehicle revenues of $495,991,000 were 6% higher than in 1995. Recreation vehicle sales were 82% of total company revenues compared to 83% in 1995. Bus revenues of $106,087,000 were 13% higher than in 1995. Bus sales were 18% of total company revenue compared to 17% in 1995. Manufacturing gross profit decreased to 10.9% of sales from 11.4% in 1995. As a percentage of sales, selling, general and administrative costs decreased due primarily to reductions in selling and promotion programs.

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

LIQUIDITY
On July 31, 1997, Thor had $12,752,729 in cash and cash equivalents, compared to $12,737,778 on July 31, 1996.

Working capital on July 31, 1997, was $79,158,686 compared to $73,762,459 on July 31, 1996. Inventory valued at current cost on July 31, 1997, exceeded LIFO inventory by $3,168,977. The Company has no long term debt.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (As Restated, see Footnote
L)
Quarterly Financial Data

------------------------------------------------------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------
                                                      October 31         January 31           April 30             July 31
                                             ---------------------------------------------------------------------------------------
                                                                        ($000, except per share amounts)
1997
Net sales...................................            $150,497           $123,525           $169,329            $181,084
Gross profit................................              16,143             11,456             17,795              20,374
Net income  (1) ............................               4,790              1,692              4,358               5,583
Net income per common share.................                 .55                .20                .54                 .69
Dividends paid per common share.............                 .03                .03                .03                 .03
Market prices per common share:
   High ....................................           $   26.00            $ 26.25           $  26.00            $  25.94
   Low .....................................           $   18.75            $ 22.25           $  20.38            $  21.38
                                             ---------------------------------------------------------------------------------------
1996
Net sales...................................            $151,519           $119,781           $169,174            $161,604
Gross profit................................              16,309             12,101             17,515              20,132
Net income  (1) ............................               4,221              1,882              3,827               4,921
Net income per common share.................                 .47                .21                .44                 .57
Dividends paid per common share.............                 .03                .03                .03                 .03
Market prices per common share:
   High ....................................           $   20.00           $  20.25           $  19.88            $  22.75
   Low .....................................           $   15.75           $  15.88           $  16.25            $  18.13
                                             =======================================================================================

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

                                     PART IV

ITEM 14.      FINANCIAL STATEMENT SCHEDULES, EXHIBITS,
              AND REPORTS ON FORM 8-K

(A)     1. FINANCIAL STATEMENTS                                                                     PAGE
         Independent Auditors' Report..................................................................17
         Consolidated Balance Sheets, July 31, 1997 and 1996.......................................18, 19
         Consolidated Statements of Income for the Years Ended
            July 31, 1997, 1996 and 1995...............................................................20
         Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 1997, 1996 and 1995...................................................21
         Consolidated Statements of Cash Flows for the Years Ended
            July 31, 1997, 1996 and 1995...............................................................22
         Notes to Consolidated Financial Statements for the Years Ended
            July 31, 1997, 1996 and 1995............................................................23-28

(A)          2. FINANCIAL STATEMENT SCHEDULE AS OF JULY 31, 1997, AND FOR EACH
             OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1997:
         Schedule II--Valuation and Qualifying Accounts.................................................29
         All other schedules have been omitted as not required or not applicable under the instructions.

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

*Incorporated by reference.

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

THOR INDUSTRIES, INC.



(Signed) /s/  WADE F.B. THOMPSON
         --------------------------
Wade F. B. Thompson
Chairman, President, and  Chief Executive Officer


Date        JUNE 5, 1998
    -------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Signed) /s/  Peter B. Orthwein            (Signed)  /s/    WAlter L. Bennett
        ---------------------------                -----------------------------
Peter B. Orthwein                                   Walter L. Bennett
Vice Chairman, Treasurer                           Vice President, Finance
(Principal Financial Officer) and Director        (Principal Accounting Officer)

Date          June 5, 1998                 Date           June 5, 1998
    -------------------------------            ---------------------------------




(Signed) /s/  Wade F.b. Thompson           (Signed) /s/      Alan Siegel
        ---------------------------                -----------------------------
Wade F. B. Thompson                                     Alan Siegel
Chairman, President, and Chief Executive                Director
Officer (Principal Executive Officer
and Director)

Date        June 5, 1998                   Date           June 5, 1998
    -------------------------------            ---------------------------------


(Signed) /s/   WILLIAM C. TOMSON
        ---------------------------
William C. Tomson
Director

Date        June 5, 1998
    -------------------------------

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

As discussed in Note L, the accompanying financial statements have been restated.


DELOITTE & TOUCHE LLP
Dayton, Ohio
September 26, 1997 (June 5, 1998 as to Note L)

Consolidated Balance Sheets, July 31, 1997 and 1996 (As Restated, see Footnote L)
--------------------------------------------------------------------------------
                                                                                      -------------------------------------
ASSETS                                                                                           1997               1996
------                                                                                -------------------------------------
CURRENT ASSETS:
Cash and cash equivalents...........................................................      $12,752,729     $   12,737,778
Accounts receivable:
    Trade, less allowance for doubtful accounts--
    $516,535 in 1997 and $52,190 in 1996............................................       50,837,162         48,147,482
    Other...........................................................................          776,952            811,173
Inventories (Note B)................................................................       60,446,826         62,566,455
Prepaid expenses and other (Note D).................................................        3,647,131          3,706,461
                                                                                      -------------------------------------
TOTAL CURRENT ASSETS................................................................      128,460,800        127,969,349
                                                                                      -------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land................................................................................        1,237,784          1,212,024
Buildings and improvements..........................................................       12,115,879         11,978,857
Machinery and equipment.............................................................       14,860,030         15,182,013
                                                                                      -------------------------------------
Total cost..........................................................................       28,213,693         28,372,894
Accumulated depreciation............................................................       12,159,291         11,167,142
                                                                                      -------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT...................................................       16,054,402         17,205,752
                                                                                      -------------------------------------
INVESTMENT IN JOINT VENTURES (NOTE J)...............................................        3,365,442          3,565,742
                                                                                      -------------------------------------
OTHER ASSETS:
Goodwill............................................................................       14,538,350         15,175,617
Noncompete agreements...............................................................        3,953,586          4,912,964
Trademarks..........................................................................        2,533,497          2,858,835
Other...............................................................................        2,062,562          2,129,626
TOTAL OTHER ASSETS..................................................................       23,087,995         25,077,042
TOTAL...............................................................................     $170,968,639       $173,817,885
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                                                      ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                         1997               1996
------------------------------------                                                  ------------------------------------
Current liabilities:
 Accounts payable...................................................................      $31,814,320        $27,901,604
 Line of credit (Note C)............................................................               --          6,515,000
 Accrued liabilities:
    Compensation and related items..................................................        8,828,872         11,704,885
    Product warranties..............................................................        7,452,061          6,345,670
    Other...........................................................................        1,206,861          1,739,731
                                                                                      -------------------------------------
Total current liabilities...........................................................       49,302,114         54,206,890
                                                                                      -------------------------------------
Other liabilities (Note D)..........................................................        1,847,064          1,672,041
Contingent liabilities (Note G).....................................................               --                 --
Stockholders' equity (Note H):
Preferred stock--authorized 1,000,000 shares; none outstanding.......................              --                 --
Common stock--par value of $.10 a share;
  authorized, 10,000,000 shares;
  issued 9,099,247 shares in 1997 and 1996..........................................          909,925            909,925
Additional paid-in capital..........................................................       25,105,120         25,105,120
Foreign currency translation........................................................        (629,546)          (641,856)
Retained earnings...................................................................      113,810,210         98,380,961
                                                                                      -------------------------------------
TOTAL...............................................................................      139,195,709        123,754,150
Less 955,758 treasury shares in 1997 and 412,439 in1996.............................     (19,376,248)        (5,815,196)
                                                                                      -------------------------------------
Total stockholders' equity..........................................................      119,819,461        117,938,954
                                                                                      -------------------------------------
TOTAL...............................................................................    $ 170,968,639       $173,817,885
===========================================================================================================================

See notes to consolidated financial statements.

Thor Industries, Inc. and Subsidiaries
Consolidated Statements of Income for the Years Ended July 31, 1997, 1996 and 1995 (1997 and 1996 as Restated, see Footnote L)

                                                                 ----------------------------------------------------------
                                                                            1997                 1996                1995
                                                                 ----------------------------------------------------------

Net sales......................................................    $ 624,435,108         $602,077,568       $562,681,238
Cost of products sold..........................................      558,666,678          536,020,378        498,323,348
                                                                 ----------------------------------------------------------
Gross profit...................................................       65,768,430           66,057,190         64,357,890
Selling, general and administrative expenses...................       36,381,235           38,537,782         39,553,763
Amortization of intangibles....................................        2,084,312            2,748,852          2,736,489
                                                                 ----------------------------------------------------------
Operating income...............................................       27,302,883           24,770,556         22,067,638
Other income (expense):
  Interest income..............................................          872,014              935,332            619,843
  Interest expense.............................................        (635,654)            (625,185)          (327,282)
  Other........................................................           97,958               95,248            190,340
                                                                 ----------------------------------------------------------
Total other income.............................................          334,318              405,395            482,901
                                                                 ----------------------------------------------------------
Income before income taxes.....................................       27,637,201           25,175,951         22,550,539
Provision for income taxes (Note D)............................       11,214,434           10,325,230          8,760,852
                                                                 ----------------------------------------------------------
Net income.....................................................     $ 16,422,767          $14,850,721      $  13,789,687
                                                                 ==========================================================

Net income per common share (Note A)...........................  $          1.98          $      1.69      $        1.55
                                                                 ==========================================================

See notes to consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995 (1997 AND 1996 AS RESTATED, SEE FOOTNOTE L)

---------------------------------------------------------------------------------------------------------------------------

                                  Treasury Stock              Common Stock           Additional         Foreign
                          --------------------------------------------------------
                                                                                        Paid-In        Currency          Retained
                              Shares         Amount        Shares       Amount          Capital     Translation          Earnings
                          ----------------------------------------------------------------------------------------------------------
July 31, 1994                142,739     $1,029,148     9,099,247     $909,925      $25,105,120       $(928,454)     $71,865,542
Net income                        --             --            --           --               --              --       13,789,687
Shares purchased              45,500        895,311            --           --               --              --               --
Cash dividends
  $.12 per common share           --             --            --           --               --              --       (1,069,900)
Foreign currency
  translation adjustment          --             --            --           --               --         155,848               --
                          ----------------------------------------------------------------------------------------------------------

July 31, 1995                188,239      1,924,459     9,099,247      909,925       25,105,120        (772,606)      84,585,329
Net income                        --             --            --           --               --              --       14,850,721
Shares purchased             224,200      3,890,737            --           --               --              --               --
Cash dividends
  $.12 per common share           --             --            --           --               --              --       (1,055,089)
Foreign currency
  translation adjustment          --             --            --           --               --         130,750               --
                          ----------------------------------------------------------------------------------------------------------

July 31, 1996                412,439      5,815,196     9,099,247      909,925       25,105,120        (641,856)      98,380,961
Net income                        --             --            --           --               --              --       16,422,767
Shares purchased             543,319     13,561,052            --           --               --              --               --
Cash dividends
  $.12 per common share           --             --            --           --               --              --         (993,518)
Foreign currency
  translation adjustment          --             --            --           --               --          12,310               --
                          ----------------------------------------------------------------------------------------------------------
July 31, 1997                955,758    $19,376,248     9,099,247     $909,925      $25,105,120      $(629,546)     $113,810,210
                          ==========================================================================================================

See notes to consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995 (1997 AND 1996 AS RESTATED, SEE FOOTNOTE L)
--------------------------------------------------------------------------------

                                                                 ----------------------------------------------------------
                                                                            1997                 1996               1995
                                                                 ----------------------------------------------------------

Cash flows from operating activities:
Net income.....................................................       16,422,767         $ 14,850,721       $ 13,789,687
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation..............................................        2,376,832            2,266,175          2,020,389
     Amortization of intangibles...............................        2,084,312            2,748,852          2,736,489
     Deferred income taxes.....................................          387,316              355,321          (783,174)
Changes in assets and liabilities,
net of effects from acquisitions:
Accounts receivable............................................      (2,655,459)         (11,010,761)          2,466,203
Inventories....................................................        2,119,629          (6,452,919)        (5,732,083)
Prepaid expenses and other.....................................          509,456              125,834        (1,202,925)
Accounts payable...............................................        3,912,715            9,457,950        (7,911,297)
Accrued liabilities............................................      (2,302,492)          (1,129,620)            237,464
Other liabilities..............................................        (669,083)            (164,250)          (332,954)
                                                                 ----------------------------------------------------------
Net cash provided by operating activities......................       22,185,993           11,047,303          5,287,799
                                                                 ----------------------------------------------------------
Cash flows from investing activities:
Purchases of property, plant and equipment.....................      (1,794,253)          (4,722,312)        (5,204,320)
Disposals of property, plant and equipment.....................          680,471              192,067            211,621
Acquisitions--net of cash acquired.............................               --                   --        (5,123,702)
Investment in CAT Joint Venture LLC............................               --          (2,300,000)                 --
                                                                 ----------------------------------------------------------
Net cash used in investing activities..........................      (1,113,782)          (6,830,245)       (10,116,401)
                                                                 ----------------------------------------------------------
Cash flows from financing activities:
Cash dividends.................................................        (993,518)          (1,055,089)        (1,069,900)
Net increase (decrease) in line of credit......................      (6,515,000)            6,515,000                 --
Purchase of treasury shares....................................     (13,561,052)          (3,890,737)          (895,311)
                                                                 ----------------------------------------------------------
Net cash provided by (used in) financing activities ...........     (21,069,570)            1,569,174        (1,965,211)
                                                                 ----------------------------------------------------------
Effect of exchange rate changes on cash........................           12,310              130,750             50,936
                                                                 ----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...........           14,951            5,916,982        (6,742,877)
Cash and cash equivalents, beginning of year...................       12,737,778            6,820,796         13,563,673
                                                                 ----------------------------------------------------------
Cash and cash equivalents, end of year.........................     $ 12,752,729          $12,737,778       $  6,820,796
                                                                 ==========================================================

Supplemental cash flow information:
Income taxes paid..............................................     $ 12,126,600         $ 10,070,961       $ 11,590,599
Interest paid..................................................     $    635,654         $    625,185       $    327,282

See notes to consolidated financial statements.

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

B.  INVENTORIES
--------------------------------------------------------------------------------
Major classifications of inventories are:

                                                                                                  As of July 31,
                                                                                     --------------------------------------
                                                                                                 1997               1996
                                                                                          As restated        As restated
                                                                                     --------------------------------------
Finished products...................................................................      $ 7,921,573       $  6,529,164
Work in process.....................................................................       14,755,637         12,400,652
Raw materials.......................................................................       23,854,734         29,345,238
Chassis.............................................................................       17,083,859         16,909,603
                                                                                     --------------------------------------
Total...............................................................................       63,615,803         65,184,657
Less excess of FIFO costs over LIFO costs...........................................        3,168,977          2,618,202
                                                                                     --------------------------------------
Total inventories...................................................................      $60,446,826        $62,566,455
                                                                                     ======================================

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

D.  INCOME TAXES
--------------------------------------------------------------------------------

                                                                                      Years ended July 31,
                                                                 ----------------------------------------------------------
                                                                            1997                 1996               1995
                                                                     As restated          As restated
                                                                 ----------------------------------------------------------
Components of the provision are:
Current:
  Federal......................................................       $8,568,239          $ 7,766,485      $   7,549,261
  State and local..............................................        1,933,350            2,240,014          1,898,648
  Foreign......................................................          325,529             (36,590)             96,117
                                                                 ----------------------------------------------------------
  Total current................................................       10,827,118            9,969,909          9,544,026
                                                                 ----------------------------------------------------------

  Total deferred...............................................          387,316              355,321          (783,174)
                                                                 ----------------------------------------------------------
  Provision for income taxes...................................      $11,214,434          $10,325,230      $   8,760,852
                                                                 ==========================================================

                                                                                     --------------------------------------
                                                                                             July 31,           July 31,
                                                                                                 1997               1996
                                                                                     --------------------------------------
A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis.....................................................................     $(1,188,863)     $    (952,174)
Employee benefits...................................................................          220,405            166,607
Self-insurance......................................................................          108,038            121,939
Product warranties..................................................................        2,848,001          2,461,775
Other...............................................................................           12,164          (255,192)
                                                                                     --------------------------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN PREPAID EXPENSES AND OTHER..............................................        1,999,745          1,542,955
                                                                                     --------------------------------------

LONG-TERM DEFERRED TAX ASSET (LIABILITY):
Property basis......................................................................      (2,326,810)        (1,820,924)
Deferred compensation...............................................................               --            234,179
Other...............................................................................          479,746            583,787
                                                                                     --------------------------------------
TOTAL LONG-TERM DEFERRED TAX LIABILITY
INCLUDED IN OTHER LIABILITIES.......................................................      (1,847,064)        (1,002,958)
                                                                                     --------------------------------------
NET DEFERRED TAX ASSET..............................................................       $  152,681       $    539,997
                                                                                     ======================================

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                                 ----------------------------------------------------------
                                                                            1997                 1996               1995
                                                                     As restated          As restated
                                                                 ----------------------------------------------------------
Provision at statutory rates...................................      $ 9,673,020          $ 8,811,582         $7,892,689
State and local income taxes, net of federal tax benefit.......        1,210,178            1,412,612          1,034,121
Amortization of intangibles....................................          269,869              269,869            265,436
Other..........................................................           61,367            (168,833)          (431,394)
                                                                 ----------------------------------------------------------
Provision for income taxes ....................................      $11,214,434          $10,325,230         $8,760,852
                                                                 ==========================================================

Income before income taxes includes foreign income of $603,473 in 1997, $176,482 in 1996 and $533,547 in 1995.

E.  LEASES
--------------------------------------------------------------------------------
The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $10,557,065, which includes the following amounts due in each of the next five years ending July 31: $2,434,086 in 1998; $2,256,470 in 1999; $2,028,173 in
2000; $1,726,738 in 2001; $877,982 in 2002 and $1,233,616 thereafter. Rent expense was $2,541,033 in 1997, $2,497,776 in 1996 and $2,050,048 in 1995.

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

A summary of option transactions under the Incentive Stock Option Plan is as follows:

                                   ---------------------------------------------------------------------------------------
                                             1997                         1996                          1995
                                   ---------------------------------------------------------------------------------------
                                                    Weighted-                    Weighted-                    Weighted-
                                                     Average                      Average                      Average
                                      Shares     Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                                   ---------------------------------------------------------------------------------------

Outstanding at beginning of year         100          $8.00            100          $8.00        30,100         $18.29
Granted                              129,000          21.50             --             --            --             --
Exercised                                 --             --             --             --      (30,000)          18.33
Outstanding at end of year           129,100         $21.49            100          $8.00           100          $8.00
                                   =======================================================================================
Exercisable at year-end                  100             --            100             --           100             --
                                   ---------------------------------------------------------------------------------------

The following summarized information about fixed stock options outstanding at July 31, 1997.

                                   ---------------------------------------------------------------------------------------
                                                    Options Outstanding                     Options Exercisable
                                   ---------------------------------------------------------------------------------------
                                                 Number      Weighted-Average                       Number
                                   Exercise    Outstanding       Remaining     Weighted-Average   Exercisable     Exercise
                                    Prices  at July 31, 1997 Contractual Life   Exercise Price  at July 31 1997     Price
                                   ---------------------------------------------------------------------------------------
                                     $8.00           100            1 Year             $8.00             100       $8.00
                                    $21.50       129,000          10 years            $21.50              --          --
                                   ---------------------------------------------------------------------------------------
                                        --       129,100                --            $21.49             100          --
                                   =======================================================================================

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

K.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------

                                                                      -----------------------------------------------------
                                                                            1997                 1996                1995
                                                                     AS RESTATED          AS RESTATED
                                                                      -----------------------------------------------------
NET SALES:                                                                ($000)               ($000)              ($000)
----------
Recreational vehicles:
  United States................................................         $462,734             $477,573           $447,783
  Canada.......................................................           22,276               18,418             21,216
Buses:
  United States ...............................................          139,425              106,087             91,137
  Canada.......................................................               --                   --              2,545
                                                                      -----------------------------------------------------
Total..........................................................         $624,435             $602,078           $562,681
                                                                      =====================================================

OPERATING INCOME (LOSS):
------------------------
Recreational vehicles:
  United States................................................          $19,942              $20,404           $ 17,460
  Canada.......................................................              792                (168)                174
Buses:
  United States................................................            6,569                4,535              4,485
  Canada.......................................................               --                    --              (51)
                                                                      -----------------------------------------------------
Total..........................................................          $27,303              $24,771           $ 22,068
                                                                      =====================================================

IDENTIFIABLE ASSETS:
--------------------
Recreational vehicles:
  United States................................................         $122,509             $126,347           $112,106
  Canada.......................................................            7,325               11,596             11,803
Buses:
  United States................................................           41,135               35,875             24,552
                                                                      -----------------------------------------------------
Total..........................................................         $170,969             $173,818           $148,461
                                                                      =====================================================

DEPRECIATION AND AMORTIZATION EXPENSE:
Recreational vehicles..........................................           $3,668               $4,218           $  3,960
Buses..........................................................              793                  797                797
                                                                      -----------------------------------------------------
Total..........................................................           $4,461               $5,015           $  4,757
                                                                      =====================================================

CAPITAL EXPENDITURES:
---------------------
Recreational vehicles..........................................           $1,217               $4,345           $  5,034
Buses..........................................................              577                  377                170
                                                                      -----------------------------------------------------
Total..........................................................           $1,794               $4,722           $  5,204
                                                                      =====================================================

--------------------------------------------------------------------------------

L.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
During April 1998, the Company's management determined that the accounting records at the General Coach-Brown City location were incorrectly stated for all periods subsequent to July 31, 1995. The balances specifically affected were cash, accounts receivable, inventory, other accrued liabilities, cost of products sold and taxes. As a result, the Company's financial statements as of July 31, 1997, and July 31, 1996, and for the years ended July 31, 1997, and July 31, 1996, have been restated from the amounts previously reported to correct the cash, accounts receivable, inventory and other accrued liabilities, and its related effect on earnings.

The effects of the restatement are as follows:

CONSOLIDATED BALANCE SHEETS
ASSETS:

                                                                 JULY 31, 1997                      JULY 31, 1996
                                                      ---------------------------------------------------------------------

                                                       AS PREVIOUSLY                      AS PREVIOUSLY
                                                            REPORTED       AS RESTATED         REPORTED       AS RESTATED
                                                      ---------------------------------------------------------------------
Cash............................................        $ 13,380,357      $ 12,752,729     $ 13,061,981      $ 12,737,778
Accounts receivable.............................          52,714,496        50,837,162       48,962,786        48,147,482
Accounts receivable-other.......................             776,952           776,952          811,173           811,173
Inventories.....................................          62,380,940        60,446,826       63,493,523        62,566,455
Prepaid expenses and other......................           3,647,131         3,647,131        3,706,461         3,706,461
                                                      ---------------------------------------------------------------------
    Total current assets........................         132,899,876       128,460,800      130,035,924       127,969,349
Investment in joint ventures....................           3,365,442         3,365,442        3,565,742         3,565,742
Net property, plant and equipment...............          16,054,402        16,054,402       17,205,752        17,205,752
Total other assets..............................          23,087,995        23,087,995       25,077,042        25,077,042
                                                      ---------------------------------------------------------------------
Total...........................................        $175,407,715      $170,968,639     $175,884,460      $173,817,885
                                                      =====================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable................................        $ 31,814,320       $31,814,320      $27,901,604       $27,901,604
Line of credit..................................                  --                --        6,515,000         6,515,000
Compensation and related items..................           8,828,872         8,828,872       11,704,885        11,704,885
Products warranties.............................           7,452,061         7,452,061        6,345,670         6,345,670
Other...........................................           3,017,392         1,206,861        2,587,027         1,739,731
                                                      ---------------------------------------------------------------------
    Total current liabilities...................          51,112,645        49,302,114       55,054,186        54,206,890
Other liabilities...............................           1,847,064         1,847,064        1,672,041         1,672,041
Total stockholders' equity......................         122,448,006       119,819,461      119,158,233       117,938,954
                                                      ---------------------------------------------------------------------
Total...........................................        $175,407,715      $170,968,639     $175,884,460      $173,817,885
                                                      =====================================================================

CONSOLIDATED STATEMENTS OF INCOME:
                                                           YEAR ENDED JULY 31, 1997           YEAR ENDED JULY 31, 1996
                                                      ---------------------------------------------------------------------
                                                       AS PREVIOUSLY                      AS PREVIOUSLY
                                                            REPORTED       AS RESTATED         REPORTED       AS RESTATED
                                                      ---------------------------------------------------------------------
Sales...........................................        $624,435,108      $624,435,108     $602,077,568      $602,077,568
Cost of products sold...........................         556,294,177       558,666,678      533,953,803       536,020,378
                                                      ---------------------------------------------------------------------
Gross profit....................................          68,140,931        65,768,430       68,123,765        66,057,190
Selling, general, administration and amortization         38,465,547        38,465,547       41,286,634        41,286,634
                                                      ---------------------------------------------------------------------
Operating income................................          29,675,384        27,302,883       26,837,131        24,770,556
Total other income..............................             334,318           334,318          405,395           405,395
                                                      ---------------------------------------------------------------------
Income before income taxes......................          30,009,702        27,637,201       27,242,526        25,175,951
Provision for income taxes......................          12,177,669        11,214,434       11,172,526        10,325,230
                                                      ---------------------------------------------------------------------
Net Income......................................        $ 17,832,033      $ 16,422,767     $ 16,070,000      $ 14,850,721
                                                      =====================================================================

Net Income per common share.....................        $       2.15      $       1.98     $       1.82      $       1.69
                                                      =====================================================================

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

COLUMN A                                        COLUMN B        COLUMN C        COLUMN D        COLUMN E
--------                                        --------        --------        --------        --------
                                                               Additions
                                              Balance at      Charged to      Write-offs        Balance
                                               Beginning       Costs and          Net of       at End of
Description                                    of Period        Expenses      Recoveries          Period
                                           -------------------------------------------------------------
Year Ended July 31, 1997:
Allowance for doubtful accounts............$      52,190    $    491,755     ($  27,410)    $    516,535
                                           =============================================================
Accumulated amortization of
goodwill and other intangibles.............$  14,609,392    $  2,084,312              --    $ 16,693,704
                                           =============================================================
Year Ended July 31, 1996:
Allowance for doubtful accounts............$      52,190    $     80,306      $ (80,306)    $     52,190
                                           =============================================================
Accumulated amortization of
goodwill and other intangibles.............$  11,860,540    $  2,748,852              --    $ 14,609,392
                                           =============================================================
Year Ended July 31, 1995:
Allowance for doubtful accounts............$      35,420    $     84,093      $ (67,323)    $     52,190
                                           =============================================================
Accumulated amortization of
goodwill and other intangibles.............$   9,124,051    $  2,736,489              --    $ 11,860,540
                                           =============================================================


                           [THOR INDUSTRIES INC LOGO]

         419 West Pike Street o Jackson Center, OH 45334 o 937-596-6849