Form 10-Q
period 1998-04-30
THOR INDUSTRIES INC
filed 1998-06-15
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 1998                 COMMISSION FILE NUMBER  1-9235
                   --------------                                         ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                       93-0768752
     ---------------------------------                     --------------------
     (State of other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)


     419 West Pike Street, Jackson Center, OH                    45334-0629
     ----------------------------------------                    ----------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X                No
                             ----------              ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                          Outstanding at 4/30/98
                       -----                          ----------------------

               Common stock, par value                 12,223,108 shares
                   $.10 per share


                                          THOR INDUSTRIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                ---------------------------


                                                          ASSETS
                                                          ------
                                                                                        (UNAUDITED)
                                                                                        -----------
                                                                                      APRIL 30, 1998         JULY 31, 1997
                                                                                      --------------         -------------
Current assets:
     Cash and cash equivalents                                                            $11,220,545          $12,752,729
     Accounts receivable:
         Trade                                                                             57,240,263           50,837,162
         Other                                                                              2,485,649              776,952
     Inventories                                                                           78,967,368           60,446,826
     Prepaid expenses                                                                       3,981,380            3,647,131
                                                                                            ---------            ---------
         Total current assets                                                             153,895,205          128,460,800
                                                                                          -----------          -----------
Property:
     Land                                                                                   1,711,844            1,237,784
     Buildings and improvements                                                            15,816,330           12,115,879
     Machinery and equipment                                                               16,371,774           14,860,030
                                                                                           ----------           ----------
         Total cost                                                                        33,899,948           28,213,693
     Accumulated depreciation and amortization                                             16,489,396           12,159,291
                                                                                           ----------           ----------
         Property, net                                                                     17,410,552           16,054,402
                                                                                           ----------           ----------
Investment in joint ventures                                                                3,356,795            3,365,442
                                                                                            ---------            ---------
Other assets:
     Goodwill                                                                              14,060,400           14,538,350
     Non compete                                                                            3,247,245            3,953,586
     Trademarks                                                                             2,289,493            2,533,497
     Other                                                                                  2,353,859            2,062,562
                                                                                            ---------            ---------
         Total other assets                                                                21,950,997           23,087,995
                                                                                           ----------           ----------

TOTAL ASSETS                                                                             $196,613,549         $170,968,639
                                                                                         ============         ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
Current liabilities:
     Accounts payable                                                                     $38,117,251          $31,814,320
     Accrued liabilities:
         Compensation and related items                                                    10,016,714            8,828,872
         Product warranties                                                                 8,771,857            7,452,061
         Other                                                                              3,739,157            1,206,861
                                                                                            ---------            ---------
              Total current liabilities                                                    60,644,979           49,302,114
                                                                                           ----------           ----------

Other liabilities                                                                           1,945,864            1,847,064

Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
         issued 13,656,745 shares @ 4/30/98 and 13,648,870
         shares @ 7/31/97; par value of $.10 per share                                      1,365,675            1,364,887
     Additional paid in capital                                                            24,805,635           24,650,158
     Foreign currency translation                                                           (849,057)            (629,546)
     Retained earnings                                                                    128,220,722          113,810,210
     Restricted Stock                                                                       (144,021)                   --
     Cost of treasury shares 1,433,637 shares                                            (19,376,248)         (19,376,248)
                                                                                         ------------         ------------

Total stockholders' equity                                                                134,022,706          119,819,461
                                                                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $196,613,549         $170,968,639
                                                                                         ============         ============


See notes to consolidated financial statements



                                          THOR INDUSTRIES, INC. AND SUBSIDIARIES
                                             STATEMENTS OF CONSOLIDATED INCOME
                            FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997
                            ------------------------------------------------------------------


                                                                                  (UNAUDITED)
                                                                                  -----------

                                                   THREE MONTHS ENDED APRIL 30                    NINE MONTHS ENDED APRIL 30
                                                   ---------------------------                    --------------------------
                                                      1998                1997                     1998               1997
                                                      ----                ----                     ----               ----

Net sales                                         $206,902,078        $169,329,069             $506,870,346       $443,350,957

Cost of products sold                              183,474,664         151,534,423              449,965,422        397,957,672
                                                   -----------         -----------              -----------        -----------

Gross profit                                        23,427,414          17,794,646               56,904,924         45,393,285

Selling, general, and
  administrative expenses                           12,867,697          10,311,389               33,300,925         27,018,439
                                                    ----------          ----------               ----------         ----------

Operating income                                    10,559,717           7,483,257               23,603,999         18,374,846

Interest income                                        123,441             173,049                  626,950            608,068

Interest expense                                     (103,073)            (86,170)                (214,022)          (608,103)

Gain on sale of subsidiary                                  --                  --                1,269,000                 --

Other income (expense)                               (148,754)           (180,176)                   14,871           (10,978)
                                                     ---------           ---------              -----------         ----------

Income before income taxes                          10,431,331           7,389,960               25,300,798         18,363,833

Provision for income taxes                           4,296,124           3,032,136               10,155,784          7,524,259
                                                     ---------           ---------               ----------          ---------

Net income                                          $6,135,207          $4,357,824              $15,145,014        $10,839,574
                                                    ==========          ==========              ===========        ===========





Earnings per common share
-------------------------
       Basic                                              $.50                $.36                    $1.24               $.86
                                                          ====                ====                    =====               ====

       Diluted                                            $.50                $.36                    $1.23               $.86
                                                          ====                ====                    =====               ====



Dividends paid per common share                           $.02                $.02                     $.06               $.06
-------------------------------                           ====                ====                     ====               ====







See notes to consolidated financial statements



                                          THOR INDUSTRIES, INC. AND SUBSIDIARIES
                                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     FOR THE NINE MONTHS ENDED APRIL 30, 1998 AND 1997
                                     -------------------------------------------------


                                                                                             (UNAUDITED)
                                                                                    1998                    1997
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $15,145,014             $10,839,574
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                        1,864,040               1,775,249
Amortization                                                                        1,439,739               1,592,877
Gain on sale of subsidiary                                                         (1,269,000)                     --

Changes in non cash assets and liabilities
------------------------------------------

Accounts receivable                                                                (3,779,112)             (1,565,386)
Inventories                                                                        (7,309,679)              6,785,218
Prepaid expenses and other                                                           (650,497)                 (8,535)
Accounts payable                                                                   (2,828,469)              2,559,601
Accrued liabilities                                                                 4,177,708              (3,428,126)
Other liabilities                                                                      19,650                      --
                                                                                  -----------            ------------

Net cash provided by operating activities                                           6,809,394              18,550,472
-----------------------------------------                                         -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                            (1,318,696)             (1,255,188)
Disposals of property, plant & equipment                                              333,262                 301,799
Proceeds from sale of subsidiary                                                    3,267,804                      --
Acquisition of Champion Bus, Inc.                                                  (9,670,735)                     --
                                                                                  -----------            ------------


Net cash used in investing activities                                              (7,388,365)               (953,389)
-------------------------------------                                             -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (734,502)               (749,214)
Net proceeds from line of credit                                                           --              (6,515,000)
Purchase of treasury stock                                                                 --             (13,561,052)
Proceeds from issuance of common stock                                                    800                      --
                                                                                  -----------            ------------

Net cash used in financing activities                                                (733,702)            (20,825,266)
-------------------------------------                                             -----------            ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (219,511)                (56,858)
                                                                                  -----------            ------------

Net (decrease) in cash and equivalents                                             (1,532,184)             (3,285,041)
Cash and equivalents, beginning of year                                            12,752,729              12,737,778
                                                                                  -----------            ------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $11,220,545              $9,452,737
                                                                                  ===========            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction - issuance of restricted stock                                  $155,465                      --
Income taxes paid                                                                   6,744,226              $6,830,459
Interest paid                                                                         214,022                 608,103


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

2.   Major classifications of inventories are:

                                                                    (Unaudited)
                                                                    -----------

                                                                   April 30, 1998            July 31, 1997
                                                                   --------------            -------------

         Raw materials                                               $54,748,979                $40,938,593
         Work in process                                              19,193,543                 14,755,637
         Finished goods                                                8,529,962                  7,921,573
                                                                     -----------                -----------

               Total                                                  82,472,484                 63,615,803

        Less excess of FIFO costs over LIFO costs                      3,505,116                  3,168,977
                                                                     -----------                -----------

         Total inventories                                           $78,967,368                $60,446,826
                                                                     ===========                ===========

3. On September 29, 1997, the Board of Directors approved the Thor Industries, Inc. Restricted Stock and Select Executive Incentive Plans. Under the terms of the Restricted Stock Plan, a total of up to 100,000 restricted shares of common stock may be granted to selected executives of Thor. Restrictions expire 50% after five years following the date of issue, and the balance after six years. As of April 30, 1998, the Company issued 5,150 shares of restricted stock under the Plan.

4. Effective April 6, 1998, the Company implemented a 3 for 2 stock split. All per share amounts are restated to reflect this split.

5. Earnings Per Share - As of January 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS
     128). This standard requires the presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share as reported in prior periods has been restated in accordance with FAS 128, by dividing net income by the following:

                                  Three months            Three months             Nine months             Nine months
                                      ended                   ended                  ended                    ended
                                 April 30, 1998          April 30, 1997          April 30, 1998          April 30, 1997
                                 --------------          --------------          --------------          --------------

     Weighted average shares
     outstanding for basic
     earnings per share                12,223,108            12,215,233            12,220,356              12,540,261
     Stock options                         84,647               - 0 -                  66,593                 - 0 -

     Total - For diluted shares        12,307,755            12,215,233            12,286,949              12,540,261


6. On December 31, 1997, the Company sold for cash certain assets and liabilities of Henschen Corp., a division of Airstream, Inc. The transaction resulted in a one time pre-tax gain of approximately $1,269,000.

     On February 9, 1998, the Company purchased certain assets and liabilities of Champion Motor Coach, Inc. (now Champion Bus, Inc.). The cash price of the acquisition was approximately $9,670,735 which was paid from internal funds. This price is lower than previously reported because of post-closing adjustments.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------



Quarter Ended April 30, 1998 vs. Quarter Ended April 30, 1997
-------------------------------------------------------------

Net sales for the third quarter totaled $206,902,078, up 22.2% from $169,329,069 in the same period last year. Income before income taxes was $10,431,331, up 41.2% from $7,389,960 in the same period last year. This increase was due primarily to increased sales volume, improved labor efficiency and lower warranty costs. In general, the Company did not adjust its sales prices during the third quarter of fiscal 1998. Recreation vehicle revenues of $163,590,561 were 20.2% higher than last year and were 79.1% of total company revenues compared to 80.4% last year. Bus revenues of $43,311,517 were 30.2% higher than last year and were 20.9% of total company revenues compared to 19.6% last year. Manufacturing gross profit was 11.3% of sales compared to 10.5% last year.

Operating income totaled $10,559,717, up 41.1% from $7,483,257 in the same period last year. Selling, general and administrative expenses and amortization of intangibles increased to $12,867,697, 6.2% of sales, from $10,311,389, 6.1% of sales due primarily to increased income related compensation and selling expense related to increased volume. Interest income decreased by $49,608 and interest expense increased by $16,903. The combined income tax rate was 41.2% compared to 41.0% last year.


Nine Months Ended April 30, 1998 vs. Nine Months Ended April 30, 1997
---------------------------------------------------------------------

Net sales for the nine months totaled $506,870,346, up 14.3% from $443,350,957 in the same period last year. Income before income taxes was $25,300,798, up 37.8% from $18,363,833 in the same period last year. This increase was due primarily to the gain on sale of a subsidiary of $1,269,000, increased sales volume, improved labor efficiency and lower warranty costs. Recreation vehicle revenues of $391,530,997 were 14.3% higher than last year and were 77.2% of total company revenues in the current and prior year. Bus revenues of $115,339,349 were 14.3% higher than last year and were 22.8% of total company revenues in the current and prior year. Manufacturing gross profit was 11.2% of sales compared to 10.2% in the prior year.

Operating income totaled $23,603,999, up 28.5% from $18,374,846 in the same period last year. Selling, general and administrative expenses and amortization of intangibles increased to $33,300,925, 6.6% of sales, from $27,018,439, 6.1% of sales primarily due to a reduction in deferred compensation in the first quarter of fiscal 1997 of $669,000, an increase in income related compensation and increased selling expense related to increased volumes. Interest income increased by $18,882 and interest expense decreased by $394,081. This decrease in interest expense was due primarily to the payback of additional borrowings for the purchase of 543,319 shares of treasury stock in fiscal 1997. The combined income tax rate was 40.1% compared to 41.0% last year. This decrease in tax was due primarily to use of a capital loss carryforward applied to the gain on the sale of a subsidiary.


Financial Condition and Liquidity
---------------------------------

As of April 30, 1998, Thor had $11,220,545 in cash and cash equivalents, compared to $12,752,729 on July 31, 1997. Working capital at April 30, 1998 was $93,250,226 compared to $79,158,686 at July 31, 1997. Inventory valued at current cost at April 30, 1998 exceeded the LIFO inventory by $3,505,116.

On April 30, 1998, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at April 30, 1998. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1998. The Company had no long term debt as of April 30, 1998. Amortization of intangibles decreased from $1,592,877 through April 30, 1997 to $1,428,295 through April 30, 1998 due to certain intangibles being fully amortized.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS (continued)
----------------------


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

On February 9, 1998, the Company purchased certain assets and liabilities of Champion Motor Coach, Inc. The total cash price of the acquisition was approximately $9,670,735 which was paid from internal funds.

On April 6, 1998, the Company implemented a 3 for 2 stock split for stockholders of record on March 21, 1998.

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





                                     PART II



Item 6.        Exhibits and Reports on Form 8-K

               a.)    Exhibit

                          N/A

               b.)    Reports on Form 8-K

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


                                          THOR INDUSTRIES, INC.
                                             (Registrant)




DATE    June 15, 1998        (Signed)  /s/  Wade F. B. Thompson
    --------------------             -------------------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer




DATE    June 15 , 1998       (Signed)  /s/  Walter L. Bennett
    --------------------             -------------------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             THOR INDUSTRIES, INC.
                                                  (Registrant)





DATE   June 15, 1998                     /s/ Wade F. B. Thompson
    --------------------                ------------------------------------
                                         Wade F. B. Thompson
                                         Chairman of the Board, President
                                         and Chief Executive Officer






DATE   June 15, 1998                     /s/ Walter L. Bennett
    --------------------                ------------------------------------
                                         Walter L. Bennett
                                         Senior Vice President
                                         Secretary (Chief Accounting Officer)