Form 10-K405
period 1998-07-31
THOR INDUSTRIES INC
filed 1998-10-29
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                        ---------------------------------
                                    FORM 10-K
                        ---------------------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the fiscal year ended July 31, 1998, Commission File Number 1-9235


                              THOR INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    93-0768752
-------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

419 W. Pike Street, Jackson Center, Ohio                45334-0629
----------------------------------------          ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                 Name of each exchange on which registered:
Common Stock (par value $.10)        New York Stock Exchange
-----------------------------        -----------------------------------------

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

The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on October 9, 1998, was $136,527,533 based upon closing price on the New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 13, 1998, was 12,209,810.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 7, 1998, are incorporated by reference in Part III.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Thor Industries, Inc. ("Thor"), founded in 1980, produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada.

The Company's principal operating subsidiaries are Airstream, Inc. ("Airstream"); Dutchmen Manufacturing, Inc. ("Dutchmen"); Four Winds International, Inc. ("Four Winds"); Thor America, Inc. ("Thor America"); Komfort Corp. ("Komfort"); Thor Indiana, Inc. ("Thor Indiana"); Aero Manufacturing, Inc. ("Aero"); Citair, Inc. ("Citair"); Thor California, Inc. ("Thor California"); ElDorado National Kansas, Inc. ("ElDorado Kansas"); ElDorado National California, Inc. ("ElDorado California") and Champion Bus, Inc. ("Champion").

During fiscal 1998 the Company shut down its losing bus operation in Brown City, Michigan and effective September 30, 1998 agreed to divest its Thor West operations to that company's management.

On December 31, 1997 the Company sold its Henschen Axle manufacturing operation for approximately $2.9 million cash. On February 6, 1998 the Company purchased for $9.7 million cash substantially all the assets of Champion Motor Coach (now Champion Bus), a builder of small and mid-size buses.

The Company, a Delaware corporation, is the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Its principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334, and its telephone number is (937) 596-6849.


RECREATIONAL VEHICLES

AIRSTREAM
Airstream manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names "Airstream Classic," "Land Yacht," and "Cutter." Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in management's judgment, constitute the most recognized product in the industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream "Safari" and "Bambi" travel trailers.

DUTCHMEN
Dutchmen manufactures and sells conventional travel trailers and fifth wheels under the trade names "Dutchmen" and "Four Winds." It has become one of the largest-selling brands in the U. S. due to its reputation for a quality product sold at a lower price.

AERO
Aero Manufacturing manufactures and sells lightweight, European-styled travel trailers designed for towing behind cars, mini vans and sport utility vehicles. The Company manufactures folding camping trailers, which it sells under the "Dutchmen" and "Skamper" trade names.

FOUR WINDS
Four Winds manufactures and sells conventional Class C and Class A motorhomes. Its products are sold under the "Four Winds," "Hurricane," "Infinity," "WindSport," "Dutchmen" and "Chateau" trade names.

THOR AMERICA
Thor America (formerly Thor Pennsylvania) manufactures and sells moderate and lower-priced travel trailers and fifth wheels under the trade names "Citation" and "Chateau."

THOR INDIANA
Thor Indiana manufactures and sells laminated fifth wheels and travel trailers under the brand names "Signature" and "Fifth Avenue."

CITAIR
Citair is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name "General Coach" and sells under the trade names "Citation" and "Corsair."

KOMFORT
Komfort manufactures and sells travel trailers and fifth wheels and sells primarily in the western U. S. and western Canada.

THOR CALIFORNIA
Thor California manufactures and sells conventional travel trailers and fifth wheels under the brand names "Wanderer" and "Tahoe" primarily in the western United States.


BUSES

ELDORADO NATIONAL
ElDorado National is a manufacturer of small and mid-size buses for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations, and other uses.

The Company builds buses under model names such as "Aerotech," "Escort," "MST," "Transmark," and "EZ Rider." Its plants are located in Salina, KS and Chino, CA.

CHAMPION BUS
On February 6, 1998 the Company purchased substantially all of the assets of Champion Motor Coach, Inc. from Champion Enterprises, Inc. Champion Motor Coach is now called Champion Bus, Inc. and under prior ownership had annual sales in excess of $60 million. Champion builds small and mid-size buses under model names such as "Challenger," "Contender" and "SoLo." Management believes that Thor Bus (ElDorado National and Champion) is the largest manufacturer of small and mid-size commercial buses in North America.

PRODUCT LINE SALES SEGMENT
The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years.

                                          1998                       1997                      1996
                                          ----                       ----                      ----
                                                                    ($000)
                                   Amount        %            Amount        %           Amount        %
                                 -------------------------------------------------------------------------
Recreation vehicles              $547,485       77          $485,010       78        $ 495,991       82
Buses                             168,115       23           139,425       22          106,087       18
                                 -------------------------------------------------------------------------

Total Net Sales                  $715,600      100          $624,435      100        $ 602,078      100
                                 =========================================================================

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

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as General Motors, Ford or Freightliner. The living area and driver's compartment are designed, manufactured, and installed by the Company. Conventional Class C motorhomes are built on a Ford and General Motors small truck or van chassis which includes an engine, drive train components, and a finished cab section. The Company constructs a living area which has access to the driver's compartment and attaches it to the cab. The Company also produces a small number of Class B motorhomes which are self-contained, converted vans. Although they are not designed for permanent or semi-permanent living, RVs do provide comfortable living facilities for short periods of time.

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

In March 1996, Thor and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to make short-term rental of motorized vehicles to the public.

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

BUSES:
The Company's line of small and mid-size buses are sold under the names ElDorado National and Champion Bus. ElDorado National's trade names include "Aerotech," "Escort FE," "Escort RE," "Transmark," "MST" and "EZ Rider." Champion's trade names include "Challenger," "Contender" and "SoLo." The Company's line of mid-size buses consists of airport shuttle buses, intra- and inter-urban mass transportation buses, and buses for tourist uses.

PRODUCTION. The Company's production facilities in Salina, Kansas; Chino, California; and Imlay City, Michigan, are designed to provide efficient assembly line manufacturing of its bus products. The vehicles are produced according to specific orders which are normally obtained by dealers.

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

MARKETING AND DISTRIBUTION. The Company markets its product line through a network of 65 independent dealers in the United States and Canada. The Company selects dealers using criteria similar to those used in selecting RV dealers. During fiscal 1998, no single dealer accounted for more than 18% of the Company's net bus revenue. The Company also sells its buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities.

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

The Company estimates that it has a 34% market share of the U.S. and Canadian small and mid-size bus market. Other competitors offer lines of buses which compete with all of the Company's products. Price, quality, and delivery are the primary competitive factors. As with its RVs, the Company believes that the quality, design, and price of its products, the warranty coverage and service it provides, and the loyalty of its customers is such that its products compare favorably with similarly priced products of its competitors.

TRADE NAMES AND PATENTS
The Company has registered United States and Canadian trade names or licenses under the trade names of others, covering the principal trade names and model lines under which its products are marketed. The Company is not dependent upon any patents or technology licenses in the conduct of its business.

EMPLOYEE RELATIONS
At July 31, 1998, the Company had approximately 3,051 employees in the United States and 253 in Canada. Of these 3,304 employees, 364 are salaried. Citair's and Thor America's approximately 351 hourly employees are currently represented by certified labor organizations. Citair's and Thor America's current labor agreements covering their operations expire at various times between October, 1998 and September, 2000. The Company's employees at other facilities are not represented by certified labor organizations. The Company believes it maintains a good working relationship with its employees. The Company has had no work stoppage and continues to negotiate its expired labor contract at one of its Canadian operations.

RESEARCH AND DEVELOPMENT
During the fiscal years 1998, 1997 and 1996, the Company spent approximately $847,000, $768,000 and $881,000 respectively, on research and development activities.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES Canadian sales from operations in Canada and export sales to Canada from United States operations amounted to approximately 3.6% and 7.3%, respectively, of the Company's total net sales to unaffiliated customers in fiscal year 1998.

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

ITEM 2.  PROPERTIES
The Company owns or leases approximately 1,903,000 square feet of plant and office space. Management believes that the Company's present facilities, consisting primarily of steel clad, steel or wood frame, or masonry construction, and the machinery and equipment contained therein, are well maintained and in good condition. The Company believes that it would be able to obtain replacement premises at acceptable costs for its leased premises should its leases not be renewed.

The following table describes the location, number and size of the Company's facilities as of July 31, 1998.

FACILITIES

                                                                                              Approximate
                                                                            No. of           Building Area
Location                                            Owned or Leased        Buildings          Square Feet
--------                                            ---------------        ---------         --------------
RVs
Jackson Center, OH (Airstream) (1).......................Leased...............11................304,000
Middleburg, PA (Thor America).............................Owned................3................116,000
Hensall, Ontario, Canada (Citair).........................Owned................1.................97,000
Oliver, B.C., Canada (Citair).............................Owned................1.................55,000
Oliver, B.C., Canada (Citair) (5)........................Leased................1.................11,000
Ontario, CA (Thor West) (2)..............................Leased................1................111,000
Middlebury, IN (Dutchmen).................................Owned................1.................20,000
Goshen, IN (Dutchmen) (3)................................Leased................1.................40,000
Goshen, IN (Dutchmen).....................................Owned................5................128,000
Syracuse, IN (Fold Down)..................................Owned................1.................46,000
Syracuse, IN, (Aero)......................................Owned................2.................67,000
Syracuse, IN, (Aero) (12)................................Leased................1.................52,000
Bristol, IN (Thor Indiana) (6)...........................Leased................1.................57,000
Bristol, IN (Thor Indiana) (8)...........................Leased................6................106,000
Elkhart, IN (Four Winds)..................................Owned................3................171,000
Milwaukie, OR (Komfort) (9)..............................Leased................1.................57,000
San Moreno, CA (Thor California) (10)....................Leased................3................126,000

BUSES
Salina, KS (ElDorado Kansas)..............................Owned................2.................93,000
Salina, KS (ElDorado Kansas) (11)........................Leased................1..................8,000
Salina, KS (ElDorado Kansas) (13)........................Leased................1.................23,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................64,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................10,000
Chino, CA (ElDorado California) (4)......................Leased................1..................8,000
Brown City, MI (ElDorado Michigan) (7)...................Leased..............  1.................24,000
Imlay City, Michigan (Champion Bus).......................Owned................5................109,000
                                                                              -------------------------
Total.........................................................................56..............1,903,000
                                                                              =========================

(1)   Airstream locations are occupied under net subleases which expire in 2002.

(2) This location is occupied under a ten-year net lease with the right of first refusal if a sale is proposed by lessor. The lease expires in 2001 with an option to renew for two consecutive five-year terms. Will be sublet during fiscal 1999 as part of Thor West divestment.

(3) This location is occupied under a net lease which expires in 1998. Lease will not be renewed at expiration.

(4) This location is occupied under a net lease which expires in 1999 with a 1-year renewal option.

(5)   This location is occupied under a net lease which expires in 1999.

(6) This location is occupied under a net lease which expires in 1998 with a 5-year renewal option. Lease will not be renewed at expiration.

(7) This location is occupied under a net lease which expires annually with 90 days notice. Terminated lease 9/30/98.

(8) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years

(9) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.

(10) This location is occupied under a net lease which expires in 2008 with an option to extend for 5 years.

(11) This location is occupied under a net lease which is on month to month basis with 60 day notice.

(12)  This location is occupied under a net lease which expires in 2001.

(13) This location is occupied under a net lease which expires in 1999 with annual renewal option on year to year basis.

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

                                                   Fiscal 1998                Fiscal 1997
                                                   -----------                -----------
                                                 High         Low           High        Low
                                               --------------------------------------------
First Quarter...............................   $21.92      $16.63         $17.33     $12.50
Second Quarter..............................    23.42       19.21          17.50      14.83
Third Quarter...............................    26.67       24.38          17.33      13.59
Fourth Quarter..............................    28.44       24.38          17.29      14.25


(B)  HOLDERS
As of October 13, 1998, the number of holders of record of the Company's common stock was 192.

(C)  DIVIDENDS
The Company paid quarterly dividends of $.03 ($.02 after adjustment for stock split) a share during its quarter ended October 31, 1997 and January 31, 1998. A 3-for-2 common stock split was declared effective April 6, 1998 and in the April 30, 1998 and July 31, 1998 quarters a $.02 a share dividend was paid. The Company paid quarterly dividends of $.02 a share (adjusted for stock split) during 1997. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors which the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Fiscal years ended July 31,
                                               --------------------------------------------------------------------------
                                                    1998            1997            1996             1995           1994
                                               --------------------------------------------------------------------------
INCOME STATEMENT DATA:                                               ($000, except per share amounts)

Net sales...................................    $715,600        $624,435        $602,078         $562,681       $491,079
Net income..................................      19,395          16,423          14,851           13,790         16,045
EARNINGS PER COMMON SHARE:
   Basic....................................        1.59            1.32            1.12             1.03           1.20
   Diluted..................................        1.58            1.31            1.12             1.03           1.20
Dividends per common share..................         .08             .08             .08              .08            .08
BALANCE SHEET  DATA:
Total assets................................    $213,981        $170,969        $173,818         $148,461       $142,446

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Net sales in fiscal 1998 totaled $715,600,390 versus $624,435,108 in fiscal 1997. Net income in fiscal 1998 totaled $19,395,228 versus $16,422,767 in 1997.
Basic earnings per common share was $1.59 in 1998 versus $1.32 in 1997.

The consolidated statements of income for the years ended July 31, 1998, 1997 and 1996 shown as a percentage of sales are:

                                                                                    Fiscal years ended July 31,
                                                                        -----------------------------------------------
                                                                         1998                1997                1996
                                                                        -----------------------------------------------
Net sales......................................................          100.0%              100.0%              100.0%
Cost of products sold..........................................           88.5                89.5                89.0
                                                                        -----------------------------------------------
Gross profit...................................................           11.5                10.5                11.0
Selling, general and administrative expenses...................            6.6                 6.2                 6.9
                                                                        -----------------------------------------------
Operating income...............................................            4.9                 4.3                 4.1
Other income...................................................             .1                  .1                  .1
Loss on divestment of subsidiaries.............................            (.4)                 --                  --
                                                                        -----------------------------------------------
Income before income taxes.....................................            4.6                 4.4                 4.2
Provision for income taxes.....................................            1.9                 1.8                 1.7
                                                                        -----------------------------------------------
Net income.....................................................            2.7%                2.6%                2.5%
                                                                        -----------------------------------------------


1998 VS. 1997
Net sales totaled $715,600,390 up 14.6% from $624,435,108 in the same period last year. Net income increased to $19,395,228, compared to $16,422,767 last year. Included in the net income for fiscal 1998 was a pre-tax gain on the sale of Airstream, Inc.'s Henschen operation of $1,269,000 and the pre-tax loss on the divestment of Thor West of $3,990,000. The cumulative effect of these divestments reduced basic earnings per share by approximately $.15 per share. In general, the Company did not adjust its sales prices materially in fiscal 1998.

Recreation vehicle revenues of $547,484,994 were 13% higher than last years $485,010,470. Recreation vehicle revenues were 77% of total Company revenue compared to 78% last year. Bus revenues of $168,115,346 were 21% higher than last years $139,424,638. Bus revenues were 23% of total Company revenue compared to 22% last year. Manufacturing gross profit increased as a percentage of sales from 10.5% in 1997 to 11.5% in 1998. As a percentage of sales, selling, general and administrative cost increased due primarily to increased income related compensation and selling expenses related to increased volume.

Interest income decreased by $2,725 and interest expense decreased by $387,984.

The combined income tax rate was 41.3% compared to 40.6% last year. The net loss on divestment of a subsidiary increased the combined tax rate in 1998 by approximately .6% due to the write-off of $2,139,000 of non-deductible goodwill.

1997 VS. 1996
Net sales totaled $624,435,108 up 4% from $602,077,568 in the same period last year. Net income increased to $16,422,767 compared to $14,850,721 last year. This increase was primarily due to increased sales and reduction in selling, general and administrative expenses. In general, the Company did not adjust its sales prices during fiscal 1997.

Recreation vehicle revenues of $485,010,470 were 2% lower than last year. Recreation vehicle sales were 78% of total company revenues compared to 82% last year. Bus revenues of $139,424,638 were 31% higher than last year. Bus sales were 22% of total company revenue compared to 18% last year. Manufacturing gross profit decreased to 10.5% of sales from 11.0% last year. As a percentage of sales, selling, general and administrative costs decreased due primarily to reductions in administrative expenses and promotion programs.

Interest income decreased by approximately $63,000 and interest expense increased by approximately $10,500.

The combined income tax rate was 40.6% compared to 41.0% in 1996.

LIQUIDITY
On July 31, 1998, Thor had $43,531,805 in cash and cash equivalents, compared to $12,752,729 on July 31, 1997. Working capital on July 31, 1998, was $99,139,080 compared to $79,158,686 on July 31, 1997. Inventory valued at current cost on July 31, 1998, exceeded LIFO inventory by $2,853,696. The Company has no long term debt.

The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line at July 31, 1998. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1998.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1999.

Amortization of intangibles decreased from $2,084,312 for the year ended July 31, 1997 to $1,904,394 for the year ended July 31, 1998 because certain intangibles became fully amortized.

YEAR 2000 ISSUES
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to replace portions of its software so that its computer systems will properly utilize dates beyond December 31,1999. The Company presently believes that with replacement software and modifications to existing software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party's Year 2000 issues on the Company, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company believes it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

The Company plans to complete the Year 2000 project during fiscal 1999. The total cost of the Year 2000 project is estimated at $200,000, substantially all of which is to purchase a revision of its current software, and is being funded through operating cash flows.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ACCOUNTING PRONOUNCEMENTS
The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board. The impact of adopting these statements has not been determined.

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. This statement requires the disclosure of comprehensive income in the financial statements.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way that business enterprises report information about operating segments.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Data

                                                      October 31         January 31           April 30             July 31
                                                   ------------------------------------------------------------------------
                                                                        ($000, except per share amounts)
1998
Net sales...................................            $165,458           $134,510           $206,902            $208,730
Gross profit................................              18,776             14,701             23,427              25,697
Net income  (1) ............................               5,553              3,442              6,135               4,265
Earnings per common share:
   Basic....................................                 .45                .28                .50                 .35
   Diluted..................................                 .45                .28                .50                 .35
Dividends paid per common share:............                 .02                .02                .02                 .02
MARKET PRICES PER COMMON SHARE:
   High ....................................            $  21.92           $  23.42           $  26.67            $  28.44
   Low .....................................            $  16.63           $  19.21           $  24.38            $  24.38
                                                   ------------------------------------------------------------------------
1997
Net sales...................................            $150,497           $123,525           $169,329            $181,084
Gross profit................................              16,143             11,456             17,795              20,374
Net income  (1) ............................               4,790              1,692              4,358               5,583
Earnings per common share:
   Basic....................................                 .37                .13                .36                 .46
   Diluted..................................                 .37                .13                .36                 .45
Dividends paid per common share.............                 .02                .02                .02                 .02
MARKET PRICES PER COMMON SHARE:
   High ....................................            $  17.33           $  17.50           $  17.33            $  17.29
   Low .....................................            $  12.50           $  14.83           $  13.59            $  14.25
                                                   ========================================================================

(1) Net income in the fourth quarter was decreased by $2,249,000 in 1998 and increased $887,000 in 1997, due to adjustments to physical inventory, warranty reserves and management incentives and in 1998 a $2,766,000 net loss for the divestment of Thor West.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors and Executive Officers of the Registrant is included in the definitive Proxy Statement, dated on or about October 29, 1998, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 11. MANAGEMENT REMUNERATION
The information required in response to this Item is contained under the caption EXECUTIVE OFFICERS in the definitive Proxy Statement, dated on or about October 29, 1998, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
The information required in response to this Item is contained under the caption ELECTION OF DIRECTORS for Security Ownership of Management and under the caption OWNERSHIP OF COMMON STOCK for principal shareholders, of the definitive Proxy Statement, dated on or about October 29, 1998, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 29, 1998, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS,
         AND REPORTS ON FORM 8-K

(A)      1. FINANCIAL STATEMENTS                                                                    PAGE
         Independent Auditors' Report..................................................................17
         Consolidated Balance Sheets, July 31, 1998 and 1997........................................18-19
         Consolidated Statements of Income for the Years Ended
            July 31, 1998, 1997 and 1996...............................................................20
         Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 1998, 1997 and 1996...................................................21
         Consolidated Statements of Cash Flows for the Years Ended
            July 31, 1998, 1997 and 1996...............................................................22
         Notes to Consolidated Financial Statements for the Years Ended
            July 31, 1998, 1997 and 1996............................................................23-28

(A)      2. FINANCIAL STATEMENT SCHEDULE AS OF JULY 31, 1998, AND FOR EACH
             OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1998:
         Schedule II--Valuation and Qualifying Accounts................................................29
         All other schedules have been omitted as not required or not applicable under the instructions.

(A)      3. EXHIBITS
          (3)     Articles of Incorporation and By-Laws
          (a)     Registrant's Restated Certificate of..................................................*
                  Incorporation. (Filed as Exhibit 3(a)
                  to Registration Statement No. 33-13827.)
          (b)     Registrant's By-laws. (Filed as Exhibit 3(b)..........................................*
                  to Registration Statement No. 33-13827.)
          (4)     Instruments Defining the Rights of Security Holders
                  Including Indentures
          (a)     Form of Common Stock Certificate......................................................*
                  (Filed as Exhibit 4(a) to 10-K dated July 31, 1987.)

*Incorporated by reference.

         (22) SUBSIDIARIES OF THE REGISTRANT

              The subsidiaries of the Registrant, excluding those which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of July 31, 1998, are:
                    Airstream, Inc. (a Nevada corporation),
                    Thor America, Inc. (a Pennsylvania corporation)
                    Citair, Inc. (a Pennsylvania corporation),
                    Citair does business in Canada under the name "General
                    Coach."
                    Dutchmen Manufacturing, Inc. (a Delaware corporation) Aero Manufacturing, Inc. (a Delaware corporation)
                    Thor Indiana, Inc. (a Delaware corporation)
                    Four Winds International, Inc. (a Delaware corporation) Thor California, Inc. (a Delaware corporation)
                    Thor Industries West, Inc. (a California corporation), Komfort Corp. (a Delaware corporation)
                    ElDorado National California, Inc. (a California corporation)
                    ElDorado National Kansas, Inc. (a Kansas corporation) Champion Bus, Inc. (a Delaware corporation),

         (27) FINANCIAL DATA SCHEDULES

             (1) Financial Data Schedule for year ended July 31, 1998.

             (2) Restated Financial Data Schedule for year ended July 31, 1997.

             (3) Restated Financial Data Schedule for year ended July 31, 1996.

(B) REPORT ON FORM 8-K
On February 24, 1998, a Form 8-K was filed with the Securities and Exchange Commission pursuant to the acquisition of certain assets and liabilities of Champion Motor Coach, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.



(Signed) /S/  Wade F.B. Thompson
        -------------------------
Wade F. B. Thompson
Chairman, President, and  Chief Executive Officer


Date        October 29, 1998
      -------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Signed) /S/  Peter B. Orthwein                    (Signed) /S/  Walter L. Bennett
        -----------------------------                       ---------------------------
Peter B. Orthwein                                       Walter L. Bennett
Vice Chairman, Treasurer                                Vice President, Finance
(Principal Financial Officer) and Director              (Principal Accounting Officer)

Date      October 29, 1998                         Date    October 29, 1998
    -----------------------------                       -------------------------------



(Signed) /S/  Wade F.B. Thompson                   (Signed)   /S/ Alan Siegel
        -----------------------------                       ---------------------------
Wade F. B. Thompson                                     Alan Siegel
Chairman, President, and Chief Executive                Director
Officer (Principal Executive Officer
and Director)

Date        October 29, 1998                       Date        October 29, 1998
    -----------------------------                        -------------------------------




(Signed) /S/   William C. Tomson
        --------------------------
William C. Tomson
Director

Date        October 29, 1998
       ---------------------------



INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS--THOR INDUSTRIES, INC.
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc., and subsidiaries (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the index of item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Dayton, Ohio
October 22, 1998

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, JULY 31, 1998 AND 1997

ASSETS                                                                                           1998               1997
------                                                                                    ------------------------------
CURRENT ASSETS:
Cash and cash equivalents...........................................................     $ 43,531,805       $ 12,752,729
Accounts receivable:
    Trade, less allowance for doubtful accounts--
    $115,435 in 1998 and $516,535 in 1997...........................................       56,275,459         50,837,162
    Other...........................................................................        1,850,844            776,952
Inventories (Note B)................................................................       66,717,687         60,446,826
Prepaid expenses and other (Note D).................................................        5,328,903          3,647,131
                                                                                         -------------------------------
Total current assets................................................................      173,704,698        128,460,800
                                                                                         -------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land................................................................................        1,400,995          1,237,784
Buildings and improvements..........................................................       14,871,672         12,115,879
Machinery and equipment.............................................................       14,083,765         14,860,030
                                                                                         -------------------------------
Total cost..........................................................................       30,356,432         28,213,693
Accumulated depreciation............................................................       12,912,386         12,159,291
                                                                                         -------------------------------
NET PROPERTY, PLANT AND EQUIPMENT...................................................       17,444,046         16,054,402
                                                                                         -------------------------------
INVESTMENT IN JOINT VENTURES (NOTE J)...............................................        3,369,968          3,365,442
                                                                                         -------------------------------
OTHER ASSETS:
Goodwill............................................................................       11,761,553         14,538,350
Noncompete agreements...............................................................        3,011,798          3,953,586
Trademarks..........................................................................        2,208,158          2,533,497
Other...............................................................................        2,480,722          2,062,562
                                                                                         -------------------------------
Total other assets..................................................................       19,462,231         23,087,995
                                                                                         -------------------------------
TOTAL...............................................................................     $213,980,943       $170,968,639
                                                                                         ===============================

See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                             1998               1997
------------------------------------                                                    --------------------------------
CURRENT LIABILITIES:
 Accounts payable...................................................................     $ 49,382,369       $ 31,814,320
 Accrued liabilities:
    Compensation and related items..................................................       11,181,046          8,828,872
    Product warranties..............................................................       10,063,753          7,452,061
    Other...........................................................................        3,938,450          1,206,861
                                                                                        --------------------------------
TOTAL CURRENT LIABILITIES...........................................................       74,565,618         49,302,114
                                                                                        --------------------------------
OTHER LIABILITIES (NOTE D)..........................................................        1,200,955          1,847,064
                                                                                        --------------------------------
CONTINGENT LIABILITIES (NOTE G).....................................................               --                 --
STOCKHOLDERS' EQUITY (NOTE H):
Preferred stock--authorized 1,000,000 shares; none outstanding.......................               --                 --
Common stock--par value of $.10 a share;
  authorized, 20,000,000 shares;
  issued 13,692,697 shares in 1998 and 13,648,991 in 1997...........................        1,369,270            909,925
Additional paid-in capital..........................................................       25,316,643         25,105,120
Foreign currency translation........................................................       (1,184,939)          (629,546)
Retained earnings...................................................................      132,227,188        113,810,210
Restricted stock plan...............................................................         (137,544)                --
                                                                                        --------------------------------
TOTAL...............................................................................      157,590,618        139,195,709
Less 1,433,637 treasury shares at cost..............................................      (19,376,248)       (19,376,248)
                                                                                        --------------------------------
Total stockholders' equity..........................................................      138,214,370        119,819,461
                                                                                        --------------------------------
TOTAL...............................................................................     $213,980,943       $170,968,639
                                                                                        ================================

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JULY 31, 1998, 1997
AND 1996

                                                                            1998                 1997               1996
                                                                   -----------------------------------------------------
NET SALES......................................................     $715,600,390        $ 624,435,108       $602,077,568
Cost of products sold..........................................      632,999,085          558,666,678        536,020,378
                                                                   -----------------------------------------------------
GROSS PROFIT...................................................       82,601,305           65,768,430         66,057,190
Selling, general and administrative expenses...................       45,601,175           36,381,235         38,537,782
Amortization of intangibles....................................        1,904,394            2,084,312          2,748,852
                                                                   -----------------------------------------------------
Operating income...............................................       35,095,736           27,302,883         24,770,556
OTHER INCOME (EXPENSE):
  Interest income..............................................          869,289              872,014            935,332
  Interest expense.............................................         (247,670)            (635,654)          (625,185)
  Other........................................................           54,539               97,958             95,248
  Loss on divestment of subsidiaries...........................       (2,721,000)                  --                 --
                                                                   -----------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)...................................       (2,044,842)             334,318            405,395
                                                                   -----------------------------------------------------
INCOME BEFORE INCOME TAXES.....................................       33,050,894           27,637,201         25,175,951
Provision for income taxes (Note D)............................       13,655,666           11,214,434         10,325,230
                                                                   -----------------------------------------------------
NET INCOME.....................................................     $ 19,395,228         $ 16,422,767       $ 14,850,721
                                                                   =====================================================

EARNINGS PER COMMON SHARE (NOTE A)
Basic..........................................................     $       1.59         $       1.32       $       1.12
Diluted........................................................             1.58                 1.31               1.12
                                                                   =====================================================


See notes to consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                 Treasury Stock              Common Stock
                        -------------------------------------------------     Additional   Restricted        Foreign
                                                                                 Paid-In        Stock       Currency      Retained
                           Shares       Amount        Shares       Amount        Capital         Plan    Translation      Earnings
                        ----------------------------------------------------------------------------------------------------------

July 31, 1995             188,239  $ 1,924,459     9,099,247   $  909,925    $25,105,120           --    $  (772,606)  $ 84,585,329
Net income                     --           --            --           --             --           --             --     14,850,721
Shares purchased          224,200    3,890,737            --           --             --           --             --             --
Cash dividends
  $.12 per common share        --           --            --           --             --           --             --     (1,055,089)
Foreign currency
  translation adjustment       --           --            --           --             --           --        130,750             --
                        -----------------------------------------------------------------------------------------------------------

July 31, 1996             412,439    5,815,196     9,099,247      909,925     25,105,120           --       (641,856)    98,380,961
Net income                     --           --            --           --             --           --             --     16,422,767
Shares purchased          543,319   13,561,052            --           --             --           --             --             --
Cash dividends
  $.12 per common share        --           --            --           --             --           --             --       (993,518)
Foreign currency
  translation adjustment       --           --            --           --             --           --         12,310             --
                        -----------------------------------------------------------------------------------------------------------

July 31, 1997             955,758   19,376,248     9,099,247      909,925     25,105,120           --       (629,546)   113,810,210
Net income                     --           --            --           --             --           --             --     19,395,228
Stock option activity          --           --        36,100        3,610        513,070           --             --            --
Restricted stock activity      --           --         5,150          515        154,950   $ (155,465)            --            --
Stock split               477,879           --     4,552,200      455,220       (456,497)          --             --            --
Cash dividends
  $.08 per common share        --           --            --           --             --           --             --       (978,250)
Foreign currency
  translation adjustment       --           --            --           --             --           --       (555,393)            --
Compensation expense           --           --            --           --             --       17,921             --             --
                        -----------------------------------------------------------------------------------------------------------

July 31, 1998           1,433,637  $19,376,248    13,692,697   $1,369,270    $25,316,643   $(137,544)    $(1,184,939)  $132,227,188
                        ===========================================================================================================

See notes to consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                                                            1998                 1997               1996
                                                                   -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME.....................................................      $19,395,228          $16,422,767        $14,850,721
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation..............................................        2,464,843            2,376,832          2,266,175
     Amortization of intangibles...............................        1,904,394            2,084,312          2,748,852
     Deferred income taxes.....................................       (2,672,630)             387,316            355,321
     Loss on divestment of subsidiary..........................        3,990,000                   --                 --
     Gain on divestment of subsidiary..........................       (1,269,000)                  --                 --
CHANGES IN ASSETS AND LIABILITIES,
NET OF EFFECTS FROM ACQUISITIONS:
Accounts receivable............................................       (2,214,503)          (2,655,459)       (11,010,761)
Inventories....................................................        3,812,032            2,119,629         (6,452,919)
Prepaid expenses and other.....................................         (290,390)             509,456            125,834
Accounts payable...............................................        8,769,480            3,912,715          9,457,950
Accrued liabilities............................................        6,833,229           (2,302,492)        (1,129,620)
Other..........................................................         (391,926)            (669,083)          (164,250)
                                                                   -----------------------------------------------------
Net cash provided by operating activities......................       40,330,757           22,185,993         11,047,303
                                                                   -----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment.....................       (2,088,698)          (1,794,253)        (4,722,312)
Disposals of property, plant and equipment.....................          289,742              680,471            192,067
Acquisitions--net of cash acquired..............................      (9,670,735)                  --                 --
Proceeds from divestment of subsidiary.........................        2,934,973                   --                 --
Investment in CAT-Joint Venture LLC............................               --                   --         (2,300,000)
                                                                   -----------------------------------------------------
Net cash used in investing activities..........................       (8,534,718)          (1,113,782)        (6,830,245)
                                                                   -----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends.................................................         (978,250)            (993,518)        (1,055,089)
Net increase (decrease) in line of credit......................               --           (6,515,000)         6,515,000
Purchase of treasury shares....................................               --          (13,561,052)        (3,890,737)
Proceeds from issuance of common stock.........................          516,680                   --                 --
                                                                   -----------------------------------------------------
Net cash provided by (used in) financing activities ...........         (461,570)         (21,069,570)         1,569,174
                                                                   -----------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH........................         (555,393)              12,310            130,750
                                                                   -----------------------------------------------------
Net increase in cash and cash equivalents......................       30,779,076               14,951          5,916,982
Cash and cash equivalents, beginning of year...................       12,752,729           12,737,778          6,820,796
                                                                   -----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR.........................      $43,531,805          $12,752,729        $12,737,778
                                                                   =====================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid..............................................      $12,332,383          $12,126,600        $10,070,961
Interest paid..................................................          247,670              635,654            625,185
Non-cash transaction--issuance of restricted stock..............         155,465                   --                 --


See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STOCK SPLIT--All per share amounts have been restated to reflect a 3-for-2 common stock split effective April 6, 1998.

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

EARNINGS PER SHARE--As of January 31, 1998, the Company adopted Financial Accounting Standard Board Statement No. 128, "Earnings Per Share" (SFAS 128). This standard requires the presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share as reported in prior periods have been restated in accordance with SFAS 128, by dividing net income by the following:

                                                            1998           1997           1996
                                                      ----------------------------------------
Weighted average shares outstanding for
  basic earnings per share........................... 12,227,307     12,458,337     13,214,490
Stock options........................................     41,914         52,063             --
                                                      ----------------------------------------
Total for diluted shares............................. 12,269,221     12,510,400     13,214,490
                                                      ========================================

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999.

RE-CLASSIFICATIONS--Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the presentation used in 1998.

B.  INVENTORIES

Major classifications of inventories are:

                                                                                                  As of July 31,
                                                                                          ------------------------------
                                                                                                 1998               1997
                                                                                          ------------------------------
Finished products...................................................................      $ 4,724,367        $ 7,921,573
Work in process.....................................................................       19,858,127         14,755,637
Raw materials.......................................................................       27,771,403         23,854,734
Chassis.............................................................................       17,217,486         17,083,859
                                                                                          ------------------------------
Total...............................................................................       69,571,383         63,615,803
Less excess of FIFO costs over LIFO costs...........................................        2,853,696          3,168,977
                                                                                          ------------------------------
Total inventories...................................................................      $66,717,687        $60,446,826
                                                                                          ==============================


C.  LINE OF CREDIT

The Company has a $30,000,000 unsecured revolving line of credit. There was no outstanding balance at July 31, 1998. The loan agreement contains certain covenants and the Company must maintain certain financial ratios. The line of credit bears interest below the prime rate (6.5% at July 31, 1998) and expires on November 30, 1998.

D.  INCOME TAXES

                                                                                      Years ended July 31,
                                                                       -------------------------------------------------
                                                                            1998                 1997               1996
                                                                       -------------------------------------------------
Components of the provision are:
Current:
  Federal......................................................      $13,122,320           $8,568,239        $ 7,766,485
  State and local..............................................        2,468,150            1,933,350          2,240,014
  Foreign......................................................          737,826              325,529            (36,590)
                                                                     ---------------------------------------------------
  Total current................................................       16,328,296           10,827,118          9,969,909
  Total deferred...............................................       (2,672,630)             387,316            355,321
                                                                     ---------------------------------------------------
  Provision for income taxes...................................      $13,655,666          $11,214,434        $10,325,230
                                                                     ===================================================

                                                                                             July 31,           July 31,
                                                                                                 1998               1997
                                                                                        --------------------------------
A SUMMARY OF DEFERRED INCOME TAXES IS:
CURRENT DEFERRED TAX ASSET (LIABILITY):
Inventory basis.....................................................................      $(1,422,218)       $(1,188,863)
Employee benefits...................................................................          351,618            356,568
Self-insurance......................................................................          722,696            521,962
Product warranties..................................................................        3,522,313          2,585,501
Loss on divestment of subsidiary....................................................        1,045,208                 --
Other...............................................................................         (351,431)          (275,423)
                                                                                        --------------------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN PREPAID EXPENSES AND OTHER..............................................        3,868,186          1,999,745
                                                                                        --------------------------------

LONG-TERM DEFERRED TAX ASSET (LIABILITY):
Property basis......................................................................       (1,454,048)        (2,326,810)
Other...............................................................................          411,173            479,746
                                                                                        --------------------------------
TOTAL LONG-TERM DEFERRED TAX LIABILITY
INCLUDED IN OTHER LIABILITIES.......................................................       (1,042,875)        (1,847,064)
NET DEFERRED TAX ASSET..............................................................      $ 2,825,311        $   152,681
                                                                                        --------------------------------

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                                            1998                 1997               1996
                                                                     ---------------------------------------------------
Provision at statutory rates...................................      $11,567,813          $ 9,673,020        $ 8,811,582
State and local income taxes, net of federal tax benefit.......        1,604,298            1,210,178          1,412,612
Amortization of intangibles....................................          212,936              269,869            269,869
Non-deductible loss on divestment of subsidiary................          351,293                   --                 --
Other..........................................................          (80,674)              61,367           (168,833)
                                                                     ---------------------------------------------------
Provision for income taxes ....................................      $13,655,666          $11,214,434        $10,325,230
                                                                     ===================================================

Income before income taxes includes foreign income of $1,878,422 in 1998, $603,473 in 1997 and $176,482 in 1996.

E.  LEASES

The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $8,801,984, which includes the following amounts due in each of the next five years ending July 31: $2,353,600 in 1999; $2,086,066 in 2000; $1,771,217 in
2001; $944,790 in 2002; $519,106 in 2003 and $1,127,205 thereafter. Rent expense was $2,616,539 in 1998, $2,541,033 in 1997 and $2,497,776 in 1996.

F.  PROFIT SHARING PLANS

The Company has five 401(k) plans for full-time employees at five subsidiaries and a 401(k) plan for domestic union employees at another subsidiary. Contributions to the union negotiated 401(k) plan are based on hours worked; contributions to one non-union plan are at the discretion of the Board of Directors. There are no Company contributions to the four remaining non-union 401(k) plans. Total expense for these plans was $164,217 in 1998, $148,646 in 1997 and $180,171 in 1996.

G.  CONTINGENT LIABILITIES

It is customary practice for companies in the recreational vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, the agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent liability approximated $151,305,000 at July 31, 1998, the risk of loss under the agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes any future losses under the agreements will not have a significant effect on consolidated financial position or results of operations.

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturers will supply chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Typically, chassis are converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis, and at that time the Company records the inventory. At July 31, 1998, chassis on hand accounted for as consigned, unrecorded inventory was approximately $12,459,000.

H.  STOCKHOLDERS' EQUITY

Officers and key employees have been granted stock options under the 1988 Incentive Stock Option Plan. Under the Plan, options to purchase 450,000 common shares may be granted and expire on various dates from 1998-2007.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for its stock option plan.

A summary of option transactions under the Incentive Stock Option Plan is as follows:

                                              1998                           1997                         1996
                                    ----------------------------------------------------------------------------------------
                                                   Weighted-                     Weighted-                      Weighted-
                                                    Average                       Average                        Average
                                      Shares     Exercise Price     Shares     Exercise Price     Shares      Exercise Price
                                    ----------------------------------------------------------------------------------------
Outstanding at beginning of year     193,650         $14.33            150         $ 5.33           150          $5.33
Granted                                   --             --        193,500          14.33            --             --
Exercised                            (36,150)         14.33             --             --            --             --
Canceled                              (4,500)         14.33             --             --            --             --
                                    ----------------------------------------------------------------------------------------
Outstanding at end of year           153,000         $14.33        193,650         $14.33           150          $5.33
                                    ========================================================================================

Exercisable at year-end               27,000             --            150             --           150             --
                                    ----------------------------------------------------------------------------------------

Weighted average fair value
of options granted                        --             --             --         $ 6.02            --             --


                                    ----------------------------------------------------------------------------------------

The assumptions used in determining the fair value of options granted during 1997 are as follows:

Expected volatility        25.52%
Expected life of grant     6 years
Risk-free interest rate    6.27%
Expected dividend rate     0.50%

The following summarizes information about stock options outstanding at July 31, 1998.

                                                    Options Outstanding                     Options Exercisable
                                  -----------------------------------------------------------------------------------------
                                                 Number      Weighted-Average                       Number
                                   Exercise    Outstanding       Remaining     Weighted-Average   Exercisable     Exercise
                                    Prices  at July 31, 1998 Contractual Life   Exercise Price  at July 31 1998     Price
                                  -----------------------------------------------------------------------------------------
                                    $14.33       153,000           9 years            $14.33          27,000      $14.33
                                  =========================================================================================

At July 31, 1998, 38,250 shares were available for future grants.

Had compensation cost for the Company's grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per common share would have been as follows:

                                                           1998             1997
                                                    ----------------------------
Net income
  As reported.......................................$19,395,228      $16,422,767
  Pro forma..........................................19,255,433       16,282,972
Earnings per common share--basic
  As reported.............................................$1.59            $1.32
  Pro forma................................................1.57             1.31
Earnings per common share--diluted
  As reported.............................................$1.58            $1.31
  Pro forma................................................1.57             1.30

On September 29, 1997, the Board of Directors approved a stock award plan which allows for the granting of up to 100,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue, and the balance after six years. As of July 31, 1998, the Company issued 5,150 shares of restricted stock under the plan. Compensation cost related to the plan which is being amortized over the restriction period was $17,921 in 1998.

I.  RESEARCH AND DEVELOPMENT

Research and development expenses were approximately $847,000 in 1998, $768,000 in 1997 and $881,000 in 1996.

J.  JOINT VENTURES

In March 1996, the Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to rent recreation vehicles to the public. The Company's total investment of $2,321,163 includes a subordinated note receivable of $1,910,000 due in 2000.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreational vehicles to consumer buyers. The Company's total investment of $1,048,805 includes a note receivable of $400,000. These investments are accounted for using the equity method.

K.  ACQUISITION

On February 9, 1998, the Company purchased certain assets and liabilities of Champion Motor Coach, Inc. (now Champion Bus, Inc.). The cash price of the acquisition was approximately $9,671,000 which was paid from internal funds. The revenues and operating results of the entity are reflected in the consolidated statements of income of Thor Industries from time of acquisition forward.

The consolidated results of operations for the current and prior year had this transaction occurred as of August 1, 1998 and August 1, 1997, respectively are as follows:

                                                                              (Unaudited)
                                                                  -----------------------------------
                                                                        1998                  1997
                                                                  -----------------------------------
Net sales......................................................     $746,467,000         $686,770,000
Operating income...............................................       35,959,000           28,788,000
Net income.....................................................       19,859,000           17,170,000

L. DIVESTMENT OF SUBSIDIARIES

A pre-tax loss of $3,990,000 was recognized in 1998 resulting from the divestment of the Company's Thor West operations. Thor West's net sales and operating loss included in the 1998 consolidated statements of income of Thor Industries are $29,156,641 and $3,854,275, respectively. As part of the transaction the Company agreed to guarantee $750,000 of debt of the acquirer.

On December 31, 1997, the Company sold for $2,934,973 certain assets and liabilities of Henschen Corp., a division of Airstream, Inc. The transaction resulted in a one time pre-tax gain of approximately $1,269,000.

M.  BUSINESS SEGMENTS


                                                                      ---------------------------------------------------
                                                                            1998                 1997               1996
                                                                      ---------------------------------------------------
NET SALES:                                                                ($000)               ($000)             ($000)
----------
Recreational vehicles:
  United States                                                         $522,022             $462,734           $477,573
  Canada                                                                  25,463               22,276             18,418
Buses:
  United States                                                          168,115              139,425            106,087
                                                                      ---------------------------------------------------
  Total                                                                 $715,600             $624,435           $602,078
                                                                      ===================================================

OPERATING INCOME (LOSS):
Recreational vehicles:
  United States                                                         $ 24,373             $ 19,942           $ 20,404
  Canada                                                                   1,754                  792               (168)
Buses:
  United States                                                            8,969                6,569              4,535
                                                                      ---------------------------------------------------
Total                                                                   $ 35,096             $ 27,303           $ 24,771
                                                                      ===================================================

IDENTIFIABLE ASSETS:
Recreational vehicles:
  United States                                                         $148,824             $122,509           $126,347
  Canada                                                                   7,910                7,325             11,596
Buses:
  United States                                                           57,247               41,135             35,875
                                                                      ---------------------------------------------------
Total                                                                   $213,981             $170,969           $173,818
                                                                      ===================================================
DEPRECIATION AND AMORTIZATION EXPENSE:
Recreational vehicles                                                   $  3,444             $  3,668           $  4,218
Buses                                                                        925                  793                797
                                                                      ---------------------------------------------------
Total                                                                   $  4,369             $  4,461           $  5,015
                                                                      ===================================================

CAPITAL EXPENDITURES:
Recreational vehicles                                                   $  1,749             $  1,217           $  4,345
Buses                                                                        340                  577                377
                                                                      ---------------------------------------------------
Total                                                                   $  2,089             $  1,794           $  4,722
                                                                      ===================================================

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

Column A                                        Column B        Column C        Column D        Column E
--------                                        --------        --------        --------        --------
                                                               Additions
                                              Balance at      Charged to      Write-offs        Balance
                                               Beginning       Costs and          Net of       at End of
Description                                    of Period        Expenses      Recoveries          Period
                                             -----------------------------------------------------------
Year Ended July 31, 1998:
Allowance for doubtful accounts............  $   516,535      $   14,017      $(415,117)     $   115,435
                                             ===========================================================

Accumulated amortization of
goodwill and other intangibles (1)...........$16,693,704      $4,043,924              --     $20,737,628
                                             ===========================================================

Year Ended July 31, 1997:
Allowance for doubtful accounts............. $    52,190      $  491,755      $ (27,410)     $   516,535
                                             ===========================================================

Accumulated amortization of
goodwill and other intangibles...............$14,609,392      $2,084,312              --     $16,693,704
                                             ===========================================================

Year Ended July 31, 1996:
Allowance for doubtful accounts............. $    52,190      $   80,306     $  (80,306)     $    52,190
                                             ===========================================================

Accumulated amortization of
goodwill and other intangibles...............$11,860,540      $2,748,852              --     $14,609,392
                                             ===========================================================

(1)   Includes write-off of intangibles of Thor West of $2,139,530.