Form 10-Q
period 1998-10-31
THOR INDUSTRIES INC
filed 1998-12-15
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED October 31, 1998                COMMISSION FILE NUMBER  1-9235
                  ----------------                                        ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                   93-0768752
      -------------------------------                   -------------------
      (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


 419 West Pike Street, Jackson Center, OH                             45334-0629
 ----------------------------------------                             ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (937) 596-6849
---------------------------------------------------  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes     X                                No
             -----------                             -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at 10/31/98
                -----                           -----------------------

       Common stock, par value                    12,185,810 shares
          $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                               ASSETS
                                               ------
                                                                                (UNAUDITED)
                                                                                -----------
                                                                              OCTOBER 31, 1998   JULY 31, 1998
                                                                              ----------------   -------------
Current assets:
     Cash and cash equivalents                                                 $  42,681,902    $  43,531,805
     Accounts receivable:
         Trade                                                                    45,914,728       56,275,459
         Other                                                                     5,362,394        1,850,844
     Inventories                                                                  71,181,587       66,717,687
     Prepaid expenses                                                              5,072,987        5,328,903
                                                                               -------------    -------------
         Total current assets                                                    170,213,598      173,704,698
                                                                               -------------    -------------
Property:
     Land                                                                          1,400,247        1,400,995
     Buildings and improvements                                                   15,423,545       14,871,672
     Machinery and equipment                                                      13,695,969       14,083,765
                                                                               -------------    -------------
         Total cost                                                               30,519,761       30,356,432
     Accumulated depreciation and amortization                                    12,470,149       12,912,386
                                                                               -------------    -------------
         Property, net                                                            18,049,612       17,444,046
                                                                               -------------    -------------
Investment in joint ventures                                                       3,621,950        3,369,968
                                                                               -------------    -------------
Other assets:
     Goodwill 11,634,000                                                          11,761,553
     Non compete Agreements                                                        2,806,351        3,011,798
     Trademarks                                                                    2,151,823        2,208,158
     Other                                                                         2,448,356        2,480,722
                                                                               -------------    -------------
         Total other assets                                                       19,040,530       19,462,231
                                                                               -------------    -------------

TOTAL ASSETS                                                                   $ 210,925,690    $ 213,980,943
                                                                               =============    =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
     Accounts payable                                                          $  40,010,199    $  49,382,369
     Accrued liabilities:
         Taxes                                                                     5,160,348               --
         Compensation and related items                                            7,661,795       11,181,046
         Product warranties                                                       10,132,416       10,063,753
         Other                                                                     3,490,888        3,938,450
                                                                               -------------    -------------
              Total current liabilities                                           66,455,646       74,565,618
                                                                               -------------    -------------

Other liabilities                                                                  1,245,355        1,200,955
Stockholders' equity:
     Common stock - authorized 20,000,000 shares; issued 13,698,147 shares @
         10/31/98 and 13,692,697
         shares @ 7/31/98; par value of $.10 per share                             1,369,815        1,369,270
     Additional paid in capital                                                   25,442,470       25,316,643
     Foreign currency translation                                                 (1,274,416)      (1,184,939)
     Retained earnings                                                           138,976,429      132,227,188
     Restricted Stock Plan                                                          (251,979)        (137,544)
     Cost of treasury shares 1,512,337 shares @ 10/31/98
     and  1,433,637 shares @ 7/31/98                                             (21,037,630)     (19,376,248)
                                                                               -------------    -------------
         Total stockholders' equity                                              143,224,689      138,214,370
                                                                               -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 210,925,690    $ 213,980,943
                                                                               =============    =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
              ----------------------------------------------------


                                                      (UNAUDITED)
                                                      -----------

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------

                                                 1998                1997
                                                 ----                ----

     Net sales                               $189,176,940        $165,458,354

     Cost of products sold                    166,154,502         146,682,083
                                              -----------         -----------

     Gross profit                              23,022,438          18,776,271

     Selling, general, and
        administrative expenses                11,728,356          10,078,966
                                              -----------         -----------

     Operating income                          11,294,082           8,697,305

     Interest income                              580,902             235,799

     Interest expense                            (29,331)            (44,865)

     Other income                                 115,464             446,973
                                              -----------         -----------


     Income before income taxes                11,961,117           9,335,212

     Provision for income taxes                 4,968,916           3,782,056
                                              -----------         -----------


     Net income                               $ 6,992,201         $ 5,553,156
                                              ===========         ===========



     Average common shares outstanding         12,220,818          12,215,555
     ---------------------------------        -----------         -----------


     Earnings per common share:

         Basic                                       $.57                $.45
                                                     ====                ====

         Diluted                                     $.57                $.45
                                                     ====                ====

     Dividends paid per common share                 $.02                $.02
     -------------------------------                 ====                ====








     See notes to consolidated financial statements

                         THOR INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                 ----------------------------------------------------


                                                                     (UNAUDITED)
                                                                     -----------
                                                                1998            1997
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  6,992,201    $  5,553,156
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                    560,756         585,671
Amortization                                                    389,335         476,098


Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                           7,861,135       2,779,388
Inventories                                                  (9,043,096)      2,401,688
Prepaid expenses and other                                      (51,849)        185,978
Accounts payable                                             (7,987,871)     (5,068,945)
Accrued liabilities                                           3,802,618         894,369
Other Liabilities                                                44,400              --
                                                           ------------    ------------

Net cash provided by operating activities                     2,567,629       7,807,403
-----------------------------------------                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                      (1,437,641)       (476,456)
Disposals of property, plant & equipment                         13,928          41,759
                                                           ------------    ------------

Net cash used in investing activities                        (1,423,713)       (434,697)
-------------------------------------                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                 (242,960)       (244,305)
Purchase of treasury stock                                   (1,661,382)             --
Proceeds from issuance of common stock                                -             800
                                                           ------------    ------------

Net cash used in financing activities                        (1,904,342)       (243,505)
-------------------------------------                      ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (89,477)       (144,302)
                                                           ------------    ------------

Net increase (decrease) in cash and equivalents                (849,903)      6,894,899
Cash and equivalents, beginning of year                      43,531,805      12,752,729
                                                           ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 42,681,902    $ 19,737,628
                                                           ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                          $  1,106,726    $    500,000
Interest paid                                                    29,331          44,865
Non cash transaction:
   Issuance of restricted stock                                 126,372          46,791
   Receivable from sale of Thor West                          1,011,954



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

2. Major classifications of inventories are:

                                                        (Unaudited)
                                                        -----------

                                                       October 31, 1998     July 31, 1998
                                                       ----------------     -------------
         Raw materials                                   $ 45,707,055        $ 44,988,889
         Work in process                                   19,214,324          19,858,127
         Finished goods                                     9,320,904           4,724,367
                                                         ------------        ------------
               Total                                       74,242,283          69,571,383
         Less excess of FIFO costs
                   over LIFO costs                          3,060,696           2,853,696
                                                         ------------        ------------
         Total inventories                               $ 71,181,587        $ 66,717,687
                                                         ============        ============

3. On September 29, 1997, the Board of Directors approved a Stock Award Plan which allows for the granting of up to 100,000 shares of restricted stock to selected executives. Restrictions expire 50% after five years following the date of issue, and the balance after six years. As of October 31, 1998, the Company issued 10,600 shares of restricted stock under the Plan. Compensation cost related to the Plan which is being amortized over the restriction period was $11,937 for the three month period ended October 31, 1998.

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

                                                               Three Months                  Three Months
                                                                   ended                         ended
                                                             October 31, 1998              October 31, 1997
                                                             ----------------              ----------------

      Weighted average shares outstanding
        for basic earnings per share                             12,220,818                     12,215,555
      Stock options                                                  56,099                         48,189
                                                              -------------                  -------------
      Total - For diluted shares                                 12,276,917                     12,263,744

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------



8. Effective September 30, 1998, the Company sold certain assets and liabilities of the Company's Thor West operations for $1,011,954 to the management of Thor West. Thor West's net sales and operating loss included in the three months ended October 1998 consolidated statements of income of Thor Industries, Inc. are $4,050,351 and $(848,207), respectively. Thor West's net sales and operating loss included in the three months ended October 31, 1997 consolidated statement of income for Thor Industries, Inc. are $7,765,411 and $(198,254). As part of the transaction, the Company agreed to guarantee $750,000 of debt of the acquirer and assumed a $750,000 unsecured subordinated note. The note has a three year term and bears interest at 10%.

9. Derivative Instruments and Hedging Activities - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999.

10. On February 9, 1998, the Company purchased certain assets and liabilities of Champion Motor Coach, Inc. (now Champion Bus, Inc.). The cash price of the acquisition was approximately $9,671,000 which was paid from internal funds.






                                     PART II

No Reports.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                              ---------------------



Quarter Ended October 31, 1998 vs.
     Quarter Ended October 31, 1997
-----------------------------------

Net sales for the first quarter totaled $189,176,940, up 14.3% from $165,458,354 in the same period last year. Income before income taxes was $11,961,117, up 28.1% from $9,335,212 in the same period last year. Of this $2,625,905 increase in income before taxes, $954,000 represents income of Champion Bus, Inc. acquired on February 9, 1998, losses of Thor West in 1998 of $916,766 versus $290,439 in 1997 and, in 1997 $758,000 of non recurring losses of ElDorado National Michigan. Recreation vehicle revenues were up primarily due to increased unit sales. Recreation vehicle revenues of $138,319,784 were 10.1% higher than last year and were 73% of total company revenues compared to 76% last year. Bus revenues of $50,857,156 were 27.8% higher than last year and were 27% of total company revenues compared to 24% last year. Bus revenues include sales of $15,118,000 of Champion Bus and $200,000 sales in 1998 versus $2,866,000 in 1997 of ElDorado National Michigan, which was shut down effective 7/31/98. Manufacturing gross profit increased to 12.2% compared to 11.3% last year, due primarily to higher volume, and the ElDorado National Michigan loss last year described above.

1998 operating income totaled $11,294,082, up 29.9% from $8,697,305 in the same period last year. Champion Bus operating income accounted for approximately $1,000,000 of the increase in operating income and the October 31, 1997 results included approximately $750,000 of restated losses sustained by ElDorado National Michigan. The balance of increased operating income is the result of increased revenues. Selling, general and administrative expenses and amortization of intangibles increased to $11,728,356, 6.2% of sales, from $10,078,966, 6.1% of sales, primarily due to increased income related compensation and selling expense related to increased volume. Interest income increased by $345,103 primarily due to investment of excess cash. The combined income tax rate was 41.5% in the current year compared to 40.5% last year.

Financial Condition and Liquidity
---------------------------------

As of October 31, 1998, Thor had $42,681,902 in cash and cash equivalents, compared to $43,531,805 on July 31, 1998. Working capital at October 31, 1998 was $103,757,952 compared to $99,139,080 at July 31, 1998. Inventory valued at current cost at October 31, 1998 exceeded the LIFO inventory by $3,060,696.

At October 31, 1998, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at October 31, 1998. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1999. The Company had no long term debt as of October 31, 1998. Amortization of intangibles decreased from $476,098 for the period ended October 31, 1997, to $389,334 for the period ended October 31, 1998 due to certain intangibles being fully amortized.

On September 29, 1997, the Board of Directors approved the Thor Industries, Inc. Restricted Stock and Select Executive Incentive Plans. Under the terms of the Restricted Stock Plan a total of up to 100,000 restricted shares of stock may be granted to selected executives of Thor within a 10 year period.

During the three months of fiscal 1999, Thor purchased 78,700 shares of its common stock, increasing treasury stock by $1,661,382.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                              ---------------------
                                   (CONTINUED)
                                   -----------



The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1999.

The Company established action plans to make all of our systems Year 2000 Compliant by June 30, 1999. Approximately 70% of our systems, on a corporate-wide basis, are currently Y2K compliant. While no guarantees can be given, the Company believes Thor Industries, Inc. will be able to resolve Year 2000 Compliance issues in matters affecting Thor Industries, Inc.

The Company has developed a standard Year 2000 survey questionnaire being used by all Company locations. The survey forms were mailed to all national account vendors, and to critical vendors on a local level. National account survey forms are returned to the Director, Internal Audit who reviews them for compliance issues. Any needed vendor follow-up is communicated to the Senior Vice President of Purchasing for resolution.

Questioning on the vendor survey form is aimed at determining whether vendors' products and administrative systems are Y2K compliant. If systems are non-complaint, the form asks what changes are needed and expected implementation dates. The Company has surveyed office equipment, auxiliary systems to the physical buildings, and our equipment for Y2K compliant microprocessors and feel the Company has no exposures in these areas. Most production, ordering, and scheduling systems, not being replaced with current Y2K software, are already complimented with extensive manual systems that can be relied upon in the event Y2K glitches are encountered. The Company's plans include converting order entry and accounting applications to microcomputer spreadsheets in the event that such systems are found not to be Y2K complaint.

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





DATE      12/8/98                     /s/ Wade F. B. Thompson
      ------------------              --------------------------------------
                                      Wade F. B. Thompson
                                      Chairman of the Board, President
                                      and Chief Executive Officer






DATE      12/8/98                     /s/ Walter L. Bennett
      ------------------              --------------------------------------
                                      Walter L. Bennett
                                      Senior Vice President
                                      Secretary (Chief Accounting Officer)