Form 10-Q
period 1999-01-31
THOR INDUSTRIES INC
filed 1999-03-16
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  January 31, 1999            COMMISSION FILE NUMBER  1-9235
                   ----------------                                    ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         93-0768752
(State of other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)


419 West Pike Street, Jackson Center, OH                      45334-0629
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X                           No
                             -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                        Outstanding at 1/31/99
         -----                                        ----------------------

Common stock, par value                                   12,184,810 shares
    $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 (UNAUDITED)
                                                                 -----------
                                                              JANUARY 31, 1999      JULY 31, 1998
                                                              ----------------      -------------
Current assets:
     Cash and cash equivalents                                  $  28,492,121       $  43,531,805
     Accounts receivable:
         Trade                                                     55,999,403          56,275,459
         Other                                                      2,296,002           1,850,844
     Inventories                                                   75,244,764          66,717,687
     Prepaid expenses                                               5,484,991           5,328,903
                                                                -------------       -------------
         Total current assets                                     167,517,281         173,704,698
                                                                -------------       -------------
Property:
     Land                                                           1,400,995           1,400,995
     Buildings and improvements                                    16,869,838          14,871,672
     Machinery and equipment                                       14,358,236          14,083,765
                                                                -------------       -------------
         Total cost                                                32,629,069          30,356,432
     Accumulated depreciation and amortization                     13,026,693          12,912,386
                                                                -------------       -------------
         Property, net                                             19,602,376          17,444,046
                                                                -------------       -------------
Investment in joint ventures                                        3,441,317           3,369,968
                                                                -------------       -------------
Other assets:
     Goodwill                                                      11,506,448          11,761,553
     Non compete                                                    2,615,904           3,011,798
     Trademarks                                                     2,107,988           2,208,158
     Other                                                          2,964,116           2,480,722
                                                                -------------       -------------
         Total other assets                                        19,194,456          19,462,231
                                                                -------------       -------------

TOTAL ASSETS                                                    $ 209,755,430       $ 213,980,943
                                                                =============       =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                           $  37,670,845       $  49,382,369
     Accrued liabilities:
         Taxes                                                         62,326                  --
         Compensation and related items                             8,109,254          11,181,046
         Product warranties                                        10,847,909          10,063,753
         Other                                                      3,257,833           3,938,450
                                                                -------------       -------------
              Total current liabilities                            59,948,167          74,565,618
                                                                -------------       -------------

Other liabilities                                                   1,289,755           1,200,955

Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
        issued 13,698,147 shares @ 1/31/99 and 13,692,697
        shares @ 7/31/98; par value of $.10 per share               1,369,815           1,369,270
     Additional paid in capital                                    25,442,470          25,316,643
     Foreign currency translation                                  (1,179,914)         (1,184,939)
     Retained earnings                                            144,185,000         132,227,188
     Restricted Stock                                                (240,042)           (137,544)
     Cost of treasury shares 1,513,337 shares @ 1/31/99;
        1,433,637 shares @ 7/31/98                                (21,059,821)        (19,376,248)
                                                                -------------       -------------
         Total stockholders' equity                               148,517,508         138,214,370
                                                                -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 209,755,430       $ 213,980,943
                                                                =============       =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
       -------------------------------------------------------------------

                                                                     (UNAUDITED)
                                                                     -----------

                                      THREE MONTHS ENDED JANUARY 31               SIX MONTHS ENDED JANUARY 31
                                      -----------------------------               ---------------------------
                                          1999                1998                1999                 1998
                                          ----                ----                ----                 ----

Net sales                            $ 165,533,004       $ 134,509,914       $ 354,709,944       $ 299,968,268

Cost of products sold                  144,547,890         119,808,675         310,702,392         266,490,758
                                     -------------       -------------       -------------       -------------

Gross profit                            20,985,114          14,701,239          44,007,552          33,477,510

Selling, general, and
  administrative expenses               11,649,927          10,354,261          23,378,283          20,433,227
                                     -------------       -------------       -------------       -------------

Operating income                         9,335,187           4,346,978          20,629,269          13,044,283

Interest income                            461,714             267,710           1,042,616             503,509

Interest expense                           (25,416)            (66,084)            (54,747)           (110,949)

Gain on sale of subsidiary                      --           1,269,000                  --           1,269,000

Other income (expense)                    (572,168)           (283,349)           (456,704)            163,624
                                     -------------       -------------       -------------       -------------

Income before income taxes               9,199,317           5,534,255          21,160,434          14,869,467

Provision for income taxes               3,747,031           2,092,573           8,715,947           5,874,628
                                     -------------       -------------       -------------       -------------

Net income                           $   5,452,286       $   3,441,682       $  12,444,487       $   8,994,839
                                     =============       =============       =============       =============

Earnings per common share
-------------------------
       Basic                                 $ .45               $ .28             $ 1.02              $  .74
                                             =====               =====             ======              ======

       Diluted                               $ .44               $ .28             $ 1.01              $  .73
                                             =====               =====             ======              ======



Dividends paid per common share              $ .02               $ .02             $  .04              $  .04
-------------------------------              =====               =====             ======              ======








See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998


                                                                   (UNAUDITED)
                                                                   -----------
                                                              1999               1998
                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 12,444,487       $  8,994,839
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                1,110,994          1,132,630
Amortization                                                  751,169            952,197
Gain on sale of subsidiary                                         --         (1,269,000)
Restricted stock plan expense                                  23,874              4,967

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                          (169,102)         5,482,403
Inventories                                               (13,106,273)        (4,818,556)
Prepaid expenses and other                                    (81,691)          (348,669)
Accounts payable                                          (10,327,225)        (3,895,990)
Accrued liabilities                                          (365,507)        (2,963,867)
Other liabilities                                              88,800             39,520
                                                         ------------       ------------

Net cash provided by (used in) operating activities        (9,630,474)         3,310,474
---------------------------------------------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                    (3,543,910)          (862,000)
Disposals of property, plant & equipment                       37,969            196,317
Proceeds from sale of subsidiary                              261,954          3,267,804
                                                         ------------       ------------

Net cash provided by (used) in investing activities        (3,243,987)         2,602,121
---------------------------------------------------      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                               (486,675)          (488,767)
Purchase of treasury stock                                 (1,683,573)                --
Proceeds from issuance of common stock                             --                800
                                                         ------------       ------------

Net cash used in financing activities                      (2,170,248)          (487,967)
-------------------------------------                    ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         5,025           (332,559)
                                                         ------------       ------------
Net increase (decrease) in cash and equivalents           (15,039,684)         5,092,069
Cash and equivalents, beginning of year                    43,531,805         12,752,729
                                                         ------------       ------------
CASH AND EQUIVALENTS, END OF PERIOD                      $ 28,492,121       $ 17,844,798
                                                         ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction - issuance of restricted stock      $    126,372       $    155,465
Income taxes paid                                           8,808,459          3,452,226
Interest paid                                                  54,747            110,949
Note from Mountain High Coachworks, Inc.                      750,000                 --



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

 2.   Major classifications of inventories are:

                                                                    (Unaudited)
                                                                    -----------

                                                                  January 31, 1999           July 31, 1998
                                                                  ----------------           -------------

         Raw materials                                               $50,732,450                $44,988,889
         Work in process                                              18,192,876                 19,858,127
         Finished goods                                                9,591,534                  4,724,367
                                                                     -----------                -----------
               Total                                                  78,516,860                 69,571,383
         Less excess of FIFO costs over LIFO costs                     3,272,096                  2,853,696
                                                                     -----------                -----------
               Total inventories                                     $75,244,764                $66,717,687
                                                                     ===========                ===========

 3.   Earnings Per Share
      ------------------

                                    Three months            Three months             Six months              Six months
                                        ended                   ended                  ended                    ended
                                   January 31, 1999       January 31, 1998        January 31, 1999        January 31, 1998
                                   ----------------       ----------------        ----------------        ----------------

     Weighted average shares
      outstanding for basic
      earnings per share                12,185,359           12,222,495            12,203,088              12,219,024
      Stock options                         67,467               65,151                62,102                  55,150
                                        ----------           ----------            ----------              ----------

      Total - For diluted shares        12,252,826           12,287,646            12,265,190              12,274,174
                                        ==========           ==========            ==========              ==========

 4. On December 31, 1997, the Company sold for cash certain assets and liabilities of Henschen Corp., a division of Airstream, Inc. The transaction resulted in a one time pre-tax gain of approximately $1,269,000.

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

 7. Effective September 30, 1998, the Company sold certain assets and liabilities of the Company's Thor West operations for $1,011,954 to the management of Thor West. Thor West's net sales and operating loss included in the six months ended January 1999 consolidated statements of income of Thor Industries, Inc. are $4,050,351 and $(848,207), respectively. Thor West's net sales and operating loss included in the six months ended January 31, 1998 consolidated statement of income for Thor Industries, Inc. are $14,058,398 and $(1,265,179). As part of the transaction, the Company agreed to guarantee $750,000 of debt of the acquirer and assumed a $750,000 unsecured subordinated note. The note has a three year term and bears interest at 10% per annum. A $250,000 reserve was set up in January 1999 on the subordinated note.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                    CONTINUED
                                    ---------



8. Derivative Instruments and Hedging Activities - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999.




                                     PART II


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Annual Meeting of Shareholders on 12/7/98

            Matters Voted on by Shareholders:
            ---------------------------------

            1.) Election of Directors: Peter B. Orthwein and William C. Tomson

            Results of Voting by Shareholders:
            ----------------------------------

                                               For                 Against                Abstain
                                               ---                 -------                -------
              Peter B. Orthwein            11,460,042                -0-                  51,487
              William C. Tomson            11,445,042                -0-                  66,487


Item 6.     Exhibits and Reports on Form 8-K

            a.)   Exhibit

                  N/A

            b)    Reports on Form 8-K

                  On January 11, 1999, a Form 8-K was filed with the Securities and Exchange Commission pursuant to litigation filed by Overland Custom Coach.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------


Quarter Ended January 31, 1999 vs. Quarter Ended January 31, 1998
-----------------------------------------------------------------

Net sales for the second quarter totaled $165,533,004 up 23.1% from $134,509,914 in the same period last year. Income before income taxes was $9,199,317. up 66.2% from $5,534,255 in the same period last year. Of this $3,665,062 increase in income before taxes, $1,291,277 represents income of Champion Bus, Inc. acquired February 9, 1998, $751,112 represents reduced losses of Thor West in 1999 of $402,688 versus $1,153,800 in 1998, and $419,546 represents reduced losses of ElDorado National Michigan in 1999 of $12,074 versus $431,620 in 1998. Included in 1998 second quarter income before income taxes is a gain on the sale of Henschen Industrial of approximately $1,269,000. Recreation vehicle revenues of $112,370,471 were 9.9% higher than last year and were 68% of total company revenues compared to 76% last year. Recreation Vehicle revenues were up primarily due to increased unit sales. Bus revenues of $53,162,533 were 64.9% higher than last year and were 32% of total company revenues compared to 24% last year. Bus revenues include sales of $12,600,796 of Champion Bus and $470,292 sales in 1999 versus $2,429,414 in 1998 of ElDorado National Michigan, which was shut down effective July 31, 1998. Manufacturing gross profit increased to 12.7% compared to 10.9% last year due primarily to higher volumes and the ElDorado National Michigan loss last year.

1999 operating income totaled $9,335,187, up 114.8% from $4,346,978 in the same period last year. Of this $4,988,209 increase in operating income, $1,260,000 represents income from Champion Bus, Inc., no operating losses at Thor West in 1999 compared to a $1,066,925 operating loss in 1998, and $353,895 represent reduced losses of ElDorado National Michigan in 1999 of $12,074 versus $365,969 in 1998. The balance of increased operating income is the result of increased revenues. Selling, general and administrative expense and amortization of intangibles increased to $11,649,927, 7.0% of sales, from $10,354,261, 7.7% of sales, primarily due to increased income related compensation and selling expense related to increased volume. Interest income increased by $194,004 primarily due to investment of excess cash. The combined income tax rate was 40.7% in the current year compared to 37.8% last year. The decrease in tax last year was due primarily to use of a capital loss carryforward applied to the sale of Henschen.


Six Months Ended January 31, 1999 vs. Six Months Ended January 31, 1998
-----------------------------------------------------------------------

Net sales for the six months totaled $354,709,944, up 18.2% from $299,968,268 in the same period last year. Income before income taxes was $21,160,434, up 42.3% from $14,869,467 in the same period last year. Of the $6,290,967 increase in income before taxes, $2,245,382 represents income of Champion Bus, Inc. acquired February 9, 1998, $124,805 represents reduced losses of Thor West in 1999 of $1,319,434 versus $1,444,239 in 1998 and $860,421 represents reduced losses of ElDorado National Michigan in 1999 of $134,830 versus $995,251 in 1998. Included in 1998 six months income before income taxes is a gain on the sale of Henschen Industrial of approximately $1,269,000. Recreation vehicle revenues of $250,690,255 were 10.0% higher than last year and were 71% of total company revenue compared to 76% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $104,019,689 were 44.4% higher than last year and were 29% of total company revenues compared to 24% last year. Bus revenues included sales of $27,718,706 of Champion Bus and $669,882 sales in 1999 versus $5,295,635 in 1998 of ElDorado National Michigan, which was shut down effective 7/31/98. Manufacturing gross profits increased to 12.4% compared to 11.2% last year due primarily to higher volumes and the ElDorado National Michigan loss last year.

1999 operating income totaled $20,629,269, up 58.1% from $13,044,283 in the same period last year. Of the $7,584,986 increase in operating income, $2,260,000 represents income from Champion Bus, Inc., $606,973 represents reduced losses of Thor West in 1999 of $658,206 versus $1,265,179 in 1998, and $740,489 represents reduced losses of ElDorado National Michigan in 1999 of $132,497 versus $872,986 in 1998. The balance of increased operating income is the result of increased revenues. Selling, general and administrative expense and amortization of intangibles increased to $23,378,283, 6.6% of sales, from $20,433,227, 6.8% of sales, primarily due to increased income related compensation and selling expenses related to increased volumes. Interest income increased by $539,107 primarily due to investment of excess cash. The combined income tax rate was 41.2% in the current year compared to 39.5% last year. The decrease in tax last year was due primarily to use of a capital loss carryforward applied to the sale of Henschen.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------
                                    CONTINUED
                                    ---------

Financial Condition and Liquidity
---------------------------------

As of January 31, 1999, the Company had $28,492,121 in cash and cash equivalents, compared to $43,531,805 on July 31, 1998. Working capital at January 31, 1999 was $107,569,114 compared to $99,139,080 at July 31, 1998.
Inventory valued at current cost at January 31, 1999 exceeded the LIFO inventory by $3,272,096.

On January 31, 1999, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at January 31, 1999. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1999. The Company had no long term debt as of January 31, 1999. Amortization of intangibles decreased from $952,197 for the period ended January 31, 1998 to $751,169 for the period ended January 31, 1999 due to certain intangibles being fully amortized.

During the six months of fiscal 1999, Thor purchased 79,700 shares of its common stock, increasing treasury stock by $1,683,573.

The Company believes internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. The Company does not anticipate significant capital expenditures for fiscal 1999.

Year 2000 Disclosure
--------------------

Year 2000 Project "Year 2000" issues stem from the fact that computer programmers and other designers of equipment that use microprocessors have long abbreviated dates by eliminating the first two digits of the year. As the Year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning with 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses. The Company established action plans to make all of our systems Year 2000 Compliant by June 30, 1999. Approximately 70% of our systems, on a corporate-wide basis, are currently Y2K compliant. While no guarantees can be given, management believes Thor will not have any material problems resulting from its own Year 2000 Compliance. The Company has spent approximately $177,000 on compliance issues and estimates expenditures of $140,000 through completion in June 1999.

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

Questioning on the vendor survey form is aimed at determining whether vendors' products and administrative systems are Y2K compliant. If systems are non-compliant, the form asks what changes are needed and expected implementation dates. The Company has surveyed office equipment, auxiliary systems to the physical buildings, and our equipment for Y2K compliant microprocessors and feel the Company has minimal exposures in these areas. Most production, ordering, and scheduling systems, not being replaced with current Y2K software, are already complemented by manual systems that can be relied upon in the event Y2K glitches are encountered. The Company's plans include converting order entry and accounting applications to microcomputer spreadsheets in the event that such systems are found not to be Y2K compliant.

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


                                                 THOR INDUSTRIES, INC.
                                                      (Registrant)




DATE   March 12, 1999       (Signed)  /s/ Wade F. B. Thompson
      -------------------            --------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer




DATE  March 12, 1999        (Signed)  /s/ Walter L. Bennett
      -------------------            ---------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)