Form 10-Q
period 1999-04-30
THOR INDUSTRIES INC
filed 1999-06-14
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------
                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 1999                 COMMISSION FILE NUMBER  1-9235
                   --------------                                         ------


                              THOR INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                             Delaware                                                 93-0768752
               --------------------------------------                             -------------------
                 (State of other jurisdiction of                                  (I.R.S. Employer
                    incorporation or organization)                                  Identification No.)


     419 West Pike Street, Jackson Center, OH                                                              45334-0629
     ----------------------------------------                                                            ---------------
       (Address of principal executive offices)                                                            (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           Yes      X                                       No
               ------------                                    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at 4/30/99
          -----                             ----------------------

   Common stock, par value                     12,139,810 shares
      $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                                        (UNAUDITED)
                                                                                        -----------
                                                                                      APRIL 30, 1999         JULY 31, 1998
                                                                                      --------------         -------------
Current assets:
     Cash and cash equivalents                                                            $42,074,011          $43,531,805
     Accounts receivable:
         Trade                                                                             64,607,626           56,275,459
         Other                                                                              3,410,292            1,850,844
     Inventories                                                                           75,386,114           66,717,687
     Prepaid expenses                                                                       5,144,026            5,328,903
                                                                                            ---------            ---------
         Total current assets                                                             190,622,069          173,704,698
                                                                                          -----------          -----------
Property:
     Land                                                                                   1,403,241            1,400,995
     Buildings and improvements                                                            17,650,797           14,871,672
     Machinery and equipment                                                               15,148,504           14,083,765
                                                                                           ----------           ----------
         Total cost                                                                        34,202,542           30,356,432
     Accumulated depreciation and amortization                                             13,389,466           12,912,386
                                                                                           ----------           ----------
         Property, net                                                                     20,813,076           17,444,046
                                                                                           ----------           ----------
Investment in joint ventures                                                                3,350,443            3,369,968
                                                                                            ---------            ---------
Other assets:
     Goodwill                                                                              11,378,895           11,761,553
     Non compete                                                                            2,425,456            3,011,798
     Trademarks                                                                             2,064,154            2,208,158
     Other                                                                                  2,861,165            2,480,722
                                                                                            ---------            ---------
         Total other assets                                                                18,729,670           19,462,231
                                                                                           ----------           ----------

TOTAL ASSETS                                                                             $233,515,258         $213,980,943
                                                                                         ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $48,052,651          $49,382,369
     Accrued liabilities:
         Taxes                                                                              1,695,568                   --
         Compensation and related items                                                    11,990,731           11,181,046
         Product warranties                                                                11,408,298           10,063,753
         Other                                                                              3,819,735            3,938,450
                                                                                            ---------            ---------
              Total current liabilities                                                    76,966,983           74,565,618
                                                                                           ----------           ----------

Other liabilities                                                                           1,334,155            1,200,955

Stockholders' equity:
     Common stock - authorized 20,000,000 shares; issued 13,698,147 shares @
         4/30/99 and 13,692,697
         shares @ 7/31/98; par value of $.10 per share                                      1,369,815            1,369,270
     Additional paid in capital                                                            25,442,470           25,316,643
     Foreign currency translation                                                          (2,177,753)          (1,184,939)
     Retained earnings                                                                    152,891,154          132,227,188
     Restricted Stock                                                                        (228,105)            (137,544)
     Cost of treasury shares 1,558,337 shares @ 4/30/99;
        1,433,637 shares @ 7/31/98                                                        (22,083,461)         (19,376,248)
                                                                                         ------------         ------------
         Total stockholders' equity                                                       155,214,120          138,214,370
                                                                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $233,515,258         $213,980,943
                                                                                         ============         ============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998
       ------------------------------------------------------------------

                                                                                  (UNAUDITED)
                                                                                  -----------

                                                   THREE MONTHS ENDED APRIL 30                    NINE MONTHS ENDED APRIL 30
                                                   ---------------------------                    --------------------------
                                                     1999                1998                     1999               1998
                                                     ----                ----                     ----               ----

Net sales                                         $223,707,917        $206,902,078             $578,417,861       $506,870,346

Cost of products sold                              193,890,089         183,474,664              504,592,481        449,965,422
                                                   -----------         -----------              -----------        -----------

Gross profit                                        29,817,828          23,427,414               73,825,380         56,904,924

Selling, general, and
  administrative expenses                           14,335,033          12,867,697               37,713,316         33,300,925
                                                    ----------          ----------               ----------         ----------

Operating income                                    15,482,795          10,559,717               36,112,064         23,603,999

Interest income                                        367,910             123,441                1,410,526            626,950

Interest expense                                       (16,751)           (103,073)                 (71,498)          (214,022)

Gain on sale of subsidiary                                  --                  --                       --          1,269,000

Other income (expense)                                (559,063)           (148,754)              (1,015,767)            14,871
                                                     ---------           ---------              -----------             ------

Income before income taxes                          15,274,891          10,431,331               36,435,325         25,300,798

Provision for income taxes                           6,325,041           4,296,124               15,040,988         10,155,784
                                                     ---------           ---------               ----------         ----------

Net income                                          $8,949,850          $6,135,207              $21,394,337        $15,145,014
                                                    ==========          ==========              ===========        ===========





Earnings per common share
-------------------------
       Basic                                              $.73                $.50                    $1.75              $1.24
                                                          ====                ====                    =====              =====

       Diluted                                            $.73                $.50                    $1.75              $1.23
                                                          ====                ====                    =====              =====


Dividends paid per common share                           $.02                $.02                     $.06               $.06
-------------------------------                           ====                ====                     ====               ====


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                -------------------------------------------------


                                                                                             (UNAUDITED)
                                                                                             -----------
                                                                                    1999                    1998
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $21,394,337             $15,145,014
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                        1,654,482               1,864,040
Amortization                                                                        1,113,004               1,439,739
Gain on sale of subsidiary                                                                 --              (1,269,000)
Restricted stock plan expense                                                          35,811                      --

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                                                (9,891,615)             (3,779,112)
Inventories                                                                       (13,247,623)             (7,309,679)
Prepaid expenses and other                                                            432,325                (650,497)
Accounts payable                                                                       54,581              (2,828,469)
Accrued liabilities                                                                 6,271,503               4,177,708
Other liabilities                                                                     133,200                  19,650
                                                                                -------------            ------------

Net cash provided by operating activities                                           7,950,005               6,809,394
-----------------------------------------                                           ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                            (5,277,924)             (1,318,696)
Disposals of property, plant & equipment                                               38,569                 333,262
Proceeds from sale of subsidiary                                                      261,954               3,267,804
Acquisition of Champion Bus, Inc.                                                          --              (9,670,735)
                                                                                -------------             -----------

Net cash used in investing activities                                              (4,977,401)             (7,388,365)
-------------------------------------                                             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (730,371)               (734,502)
Purchase of treasury stock                                                         (2,707,213)                     --
Proceeds from issuance of common stock                                                     --                     800
                                                                                  -----------             -----------
Net cash used in financing activities                                              (3,437,584)               (733,702)
-------------------------------------                                             -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (992,814)               (219,511)
                                                                              ---------------               ---------
Net increase (decrease) in cash and equivalents                                    (1,457,794)             (1,532,184)
Cash and equivalents, beginning of year                                            43,531,805              12,752,729
                                                                              ---------------         ---------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $42,074,011             $11,220,545
                                                                                  ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction - issuance of restricted stock                                  $126,372                $155,465
Income taxes paid                                                                  14,206,835               6,744,226
Interest paid                                                                          71,498                 214,022
Note from Mountain High Coachworks, Inc.                                              750,000                      --


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

 2.   Major classifications of inventories are:

                                                                    (Unaudited)
                                                                    -----------

                                                                  April 30, 1999             July 31, 1998
                                                                  --------------             -------------

         Raw materials                                               $51,216,023                $44,988,889
         Work in process                                              20,582,495                 19,858,127
         Finished goods                                                7,062,292                  4,724,367
                                                                       ---------                  ---------
               Total                                                  78,860,810                 69,571,383
         Less excess of FIFO costs over LIFO costs                     3,474,696                  2,853,696
                                                                       ---------                  ---------
               Total inventories                                     $75,386,114                $66,717,687
                                                                     ===========                ===========

 3.   Earnings Per Share
      ------------------

                                          Three months          Three months            Nine months           Nine months
                                              ended                 ended                 ended                  ended
                                         April 30, 1999        April 30, 1998         April 30, 1999        April 30, 1998
                                         --------------        --------------         --------------        --------------

      Weighted average shares
       outstanding for basic
       earnings per share                  12,166,608            12,223,108              12,191,195           12,220,356
      Stock options                            69,606                84,647                  64,734               66,593
                                        -------------         -------------           -------------        -------------

      Total - For diluted shares           12,236,214            12,307,755              12,255,929           12,286,949
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

 7. Effective September 30, 1998, the Company sold certain assets and liabilities of the Company's Thor West operations for $1,011,954 to the management of Thor West. Thor West's net sales and operating loss included in the nine months ended April 30, 1999 consolidated statements of income of Thor Industries, Inc. are $4,050,351 and $(848,207), respectively. Thor West's net sales and operating loss included in the nine months ended April 30, 1998 consolidated statement of income for Thor Industries, Inc. are $21,911,033 and $(2,002,658). As part of the transaction, the Company agreed to guarantee $750,000 of debt of the acquirer and assumed a $750,000 unsecured subordinated note. The note has a three year term and bears interest at 10% per annum. A $500,000 reserve is currently set up on the subordinated note.

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

                      N/A

              b)    Reports on Form 8-K

                      On January 11, 1999, a Form 8-K was filed with the Securities and Exchange Commission pursuant to litigation filed by Overland Custom Coach.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------


Quarter Ended April 30, 1999 vs. Quarter Ended April 30, 1998
-------------------------------------------------------------

Net sales for the third quarter totaled $223,707,917 up 8.1% from $206,902,078 in the same period last year. Income before income taxes was $15,274,891, up 46.4% from $10,431,331 in the same period last year. Of this $4,843,560 increase in income before taxes, $1,221,743 represents increase in income of Champion Bus, Inc. acquired February 9, 1998, $297,673 represents reduced losses of Thor West in 1999 of $538,339 versus $836,012 in 1998, and $509,575 represents reduced losses of ElDorado National Michigan in 1999 of $46,474 versus $556,049 in 1998. Recreation vehicle revenues of $167,792,384 were 2.6% higher than last year and were 75% of total company revenues compared to 79% last year. Recreation Vehicle revenues were up primarily due to increased unit sales. Bus revenues of $55,915,533 were 29.1% higher than last year and were 25% of total company revenues compared to 21% last year. Bus revenues include sales of $14,744,321 of Champion Bus in 1999 versus $11,847,032 in 1998 and $331,981 sales in 1999 versus $2,080,170 in 1998 of ElDorado National Michigan, which was shut down effective July 31, 1998. Manufacturing gross profit increased to 13.3% compared to 11.3% last year due primarily to higher volumes, the ElDorado National Michigan loss last year and the sale of Thor West.

1999 operating income totaled $15,482,795, up 46.6% from $10,559,717 in the same period last year. Of this $4,923,078 increase in operating income, $1,126,000 represents increase in income from Champion Bus, Inc., no operating loss at Thor West in 1999 compared to a $737,479 operating loss in 1998, and $360,649 represents reduced losses of ElDorado National Michigan in 1999 of $39,699 versus $400,348 in 1998. The balance of increased operating income is the result of increased revenues. Selling, general and administrative expense and amortization of intangibles increased to $14,335,033, 6.4% of sales, from $12,867,697, 6.2% of sales, primarily due to increased income related compensation and selling expense related to increased volume. Interest income increased by $244,469 primarily due to investment of excess cash. The combined income tax rate was 41.4% in the current year compared to 41.2% last year.


Nine Months Ended April 30, 1999 vs. Nine Months Ended April 30, 1998
---------------------------------------------------------------------

Net sales for the nine months totaled $578,417,861, up 14.1% from $506,870,346 in the same period last year. Income before income taxes was $36,435,325, up 44% from $25,300,798 in the same period last year. Of the $11,134,527 increase in income before taxes, $3,467,125 represents increase in income of Champion Bus, Inc. acquired February 9, 1998, $422,478 represents reduced losses of Thor West in 1999 of $1,857,773 versus $2,280,251 in 1998 and $1,369,994 represents reduced losses of ElDorado National Michigan in 1999 of $181,304 versus $1,551,298 in 1998. Included in 1998 nine months income before income taxes is a gain on the sale of Henschen Industrial of approximately $1,269,000. Recreation vehicle revenues of $418,482,638 were 6.9% higher than last year and were 72% of total company revenue compared to 77% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $159,935,223 were 38.7% higher than last year and were 28% of total company revenues compared to 23% last year. Bus revenues included sales of $42,463,027 of Champion Bus versus $11,847,032 in 1998 and $1,001,863 sales in 1999 versus $7,375,805 in 1998 of
ElDorado National Michigan, which was shut down effective 7/31/98. Manufacturing gross profits increased to 12.8% compared to 11.2% last year due primarily to higher volumes, the ElDorado National Michigan loss last year and the sale of Thor West.

1999 operating income totaled $36,112,064, up 53% from $23,603,999 in the same period last year. Of the $12,508,065 increase in operating income, $3,386,000 represents income from Champion Bus, Inc., $1,344,452 represents reduced losses of Thor West in 1999 of $658,206 versus $2,002,658 in 1998, and $1,101,138 represents reduced losses of ElDorado National Michigan in 1999 of $172,196 versus $1,273,334 in 1998. The balance of increased operating income is the result of increased revenues. Selling, general and administrative expense and amortization of intangibles increased to $37,713,316, 6.5% of sales, from $33,300,925, 6.6% of sales, primarily due to increased income related compensation and selling expenses related to increased volumes. Interest income increased by $783,576 primarily due to investment of excess cash. The combined income tax rate was 41.3% in the current year compared to 40.1% last year. The decrease in tax last year was due primarily to use of a capital loss carryforward applied to the sale of Henschen.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
                              OPERATIONS CONTINUED
                              --------------------

Financial Condition and Liquidity
---------------------------------

As of April 30, 1999, the Company had $42,074,011 in cash and cash equivalents, compared to $43,531,805 on July 31, 1998. Working capital at April 30, 1999 was $113,655,086 compared to $99,139,080 at July 31, 1998. Inventory valued at current cost at April 30, 1999 exceeded the LIFO inventory by $3,474,696.

On April 30, 1999, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at April 30, 1999. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1999. The Company had no long term debt as of April 30, 1999. Amortization of intangibles decreased from $1,428,295 for the nine month period ended April 30, 1998 to $1,113,004 for the same period ended April 30, 1999 due to certain intangibles being fully amortized.

During the nine months of fiscal 1999, Thor purchased 124,700 shares of its common stock, increasing treasury stock by $2,707,213.

The Company believes internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. Capital expenditures of $5,277,924 were primarily for expansion of the Company's manufacturing facilities. Additional funds to complete these expansions will be approximately $4,330,000. The Company does not anticipate additional significant capital expenditures beyond the amounts noted above.

Year 2000 Disclosure
--------------------

Year 2000 Project "Year 2000" issues stem from the fact that computer programmers and other designers of equipment that use microprocessors have long abbreviated dates by eliminating the first two digits of the year. As the Year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning with 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses. The Company established action plans to make all of our critical systems Year 2000 Compliant by July 31, 1999. Approximately 76% of our systems, on a corporate-wide basis, are currently Y2K compliant. While no guarantees can be given, management believes Thor will not have any material problems resulting from its own Year 2000 Compliance. The Company has spent approximately $212,000 on compliance issues and estimates expenditures of $107,000 through completion in July 1999.

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


                                                              THOR INDUSTRIES, INC.
                                                                  (Registrant)



DATE             June 11, 1999                    (Signed)     /s/         Wade F. B. Thompson
          ------------------------------                    ----------------------------------
                                                              Wade F. B. Thompson, Chairman of the Board,
                                                              President and Chief Executive Officer




DATE            June 11, 1999                     (Signed)      /s/           Walter L. Bennett
          ------------------------------                    -----------------------------------
                                                              Walter L. Bennett, Senior Vice President,
                                                              Secretary (Chief Accounting Officer)