Form 10-K405
period 1999-07-31
THOR INDUSTRIES INC
filed 1999-10-27
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  ------------
                                    FORM 10-K
                                  ------------



              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the fiscal year ended July 31, 1999, Commission File Number 1-9235


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

Yes  X  No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on October 8, 1999, was $166,573,482 based upon closing price on the New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 15, 1999, was 12,139,660.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 6, 1999, are incorporated by reference in Part III.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS

Thor Industries, Inc. (the "Company"), founded in 1980, produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada.

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

During fiscal 1998 the Company shut down its losing bus operation in Brown City, Michigan and sold its Thor West operations to that company's management. The selling price of certain assets and liabilities of Thor West was $1,011,954. As part of the transaction, Thor agreed to guarantee $750,000 of debt of the acquirer and assumed a $750,000 unsecured subordinated note. The note has a three year term and bears interest at 10%. This sale was made on no less favorable terms than if it had been sold to an unaffiliated third party.

On December 31, 1997 the Company sold its Henschen Axle manufacturing operation for approximately $2.9 million cash. On February 9, 1998 the Company purchased for $9.7 million cash substantially all the assets of Champion Motor Coach (now Champion Bus), a builder of small and mid-size buses.

The Company, a Delaware corporation, is the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Its principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334, and its telephone number is (937) 596-6849.

RECREATION VEHICLES

AIRSTREAM

Airstream manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names "Airstream Classic," and "Land Yacht". Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in management's judgment, constitute the most recognized product in the industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream "Safari" and "Bambi" travel trailers.

DUTCHMEN

Dutchmen manufactures and sells conventional travel trailers and fifth wheels under the trade names "Dutchmen" and "Four Winds." It has become one of the largest-selling brands in the United States due to its reputation for a quality product sold at a lower price.

AERO

Aero manufactures and sells lightweight, European-styled travel trailers and fifth wheels designed for towing behind cars, mini vans, sport utility vehicles and trucks. The Company manufactures folding camping trailers, which it sells under the "Dutchmen" and "Skamper" trade names.

FOUR WINDS

Four Winds manufactures and sells conventional Class C and Class A motorhomes. Its products are sold under the "Four Winds," "Hurricane," "Infinity," "WindSport," "Dutchmen" and "Chateau" trade names.

THOR AMERICA

Thor America (formerly Thor Pennsylvania) manufactures and sells moderately priced travel trailers and fifth wheels under the trade names "Citation" and "Chateau."

THOR INDIANA

Thor Indiana manufactures and sells laminated fifth wheels and travel trailers under the brand names "Signature" and "Fifth Avenue."

CITAIR

Citair is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name "General Coach" and sells under the trade names "Citation" and "Corsair."

KOMFORT

Komfort manufactures and sells travel trailers and fifth wheels and sells primarily in the western United States and western Canada.

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

The Company builds buses under model names such as "Aerolite," "AeroElite," "Aerotech," "Escort," "MST," "Transmark," and "EZ Rider." Its plants are located in Salina, KS and Chino, CA.

CHAMPION BUS

On February 9, 1998 the Company purchased substantially all of the assets of Champion Motor Coach, Inc. from Champion Enterprises, Inc. Champion Motor Coach is now called Champion Bus, Inc. Champion builds small and mid-size buses under model names such as "Challenger," "Contender," "SoLo," "CTS," "Crusader," and "Defender".

Management believes that Thor Bus (ElDorado National and Champion) is the largest manufacturer of small and mid-size commercial buses in North America.

PRODUCT LINE SALES SEGMENT

The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years.



                              1999                 1998               1997
                              ----                 ----               ----
                                                  ($000)
                         Amount     %       Amount      %      Amount       %
                        -----------------------------------------------------
Recreation vehicles     $588,936    73     $547,485    77     $485,010     78
Buses                    216,870    27      168,115    23      139,425     22
                        -----------------------------------------------------
Total Net Sales         $805,806   100     $715,600   100     $624,435    100
                        -----------------------------------------------------

Further information concerning business segments is included in Note M of the Notes to the Consolidated Financial Statements.

RECREATION VEHICLES:

The Company manufactures and sells a wide variety of RVs throughout the United States and Canada, as well as related parts and accessories.

RV classifications are based upon standards established by the Recreation Vehicle Industry Association ("RVIA"). The principal types of RVs produced by the Company include conventional travel trailers, fifth wheels, fold-down camping trailers, Class A and Class C motorhomes.

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

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Spartan, Ford or Freightliner. The living area and driver's compartment are designed, manufactured, and installed by the Company. Conventional Class C motorhomes are built on a Ford and General Motors small truck or van chassis which includes an engine, drive train components, and a finished cab section. The Company constructs a living area which has access to the driver's compartment and attaches it to the cab. Although they are not designed for permanent or semi-permanent living, RVs do provide comfortable living facilities for short periods of time.

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

The relationship between Thor and its chassis suppliers is similar to all buyer/vendor relationships and no special contractual commitment is engaged in by either party. Historically Ford and General Motors resort to an allocation basis industry wide during restriction of supply. These allocations would be based on previously purchased chassis volumes. Sales of motor homes and small buses rely on these chassis and would be affected accordingly.

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

During fiscal 1999 the losses incurred due to repurchase were approximately $682,000.

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

BACKLOGS. As of July 31, 1999, the backlog for recreation vehicle orders was approximately $105,084,000.

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

BUSES:

The Company's line of small and mid-size buses are sold under the names ElDorado National and Champion Bus. ElDorado National's trade names include "Aerolite," "AeroElite," "Aerotech," "Escort FE," "Escort RE," "Transmark," "MST" and "EZ Rider." Champion's trade names include "Challenger," "Contender," "CTS," "Crusader," "Defender," and "SoLo." The Company's line of mid-size buses consists of airport shuttle buses, intra- and inter-urban mass transportation buses, and buses for tourist uses.

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

MARKETING AND DISTRIBUTION. The Company markets its product line through a network of 65 independent dealers in the United States and Canada. The Company selects dealers using criteria similar to those used in selecting RV dealers. During fiscal 1999, only one dealer, Creative Bus Sales Inc. of Fountain Valley, California at 11% accounted for more than 10% of the Company's net bus revenue. The Company also sells its buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities.

Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms. During fiscal 1999 there were no losses due to repurchase of buses.

BACKLOG. As of July 31, 1999 the backlog for bus orders was approximately $131,927,000.

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

COMPETITION

The RV industry is characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The RV market is intensely competitive with a number of other manufacturers selling products which compete directly with those of the Company. Competition in the industry is based upon price, design, value, quality, and service. The Company believes that the quality, design, and price of its products and the warranty coverage and service it provides is such that its products compete favorably for retail purchasers. The Company estimates that it is the second largest RV manufacturer.

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

EMPLOYEE RELATIONS

At July 31, 1999, the Company had approximately 3,087 employees in the United States and 263 in Canada. Of these 3,350 employees, 367 are salaried. Citair's and Thor America's approximately 384 hourly employees are currently represented by certified labor organizations. Citair's and Thor America's current labor agreements covering their operations expire at various times between September 2000 and October, 2003. The Company's employees at other facilities are not represented by certified labor organizations. The Company believes it maintains a good working relationship with its employees.

RESEARCH AND DEVELOPMENT

During the fiscal years 1999, 1998 and 1997, the Company spent approximately $545,000, $847,000 and $768,000 respectively, on research and development activities.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES

Canadian sales from operations in Canada and export sales to Canada from United States operations amounted to approximately 3.5% and 5.2%, respectively, of the Company's total net sales to unaffiliated customers in fiscal year 1999.

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

ITEM 2. PROPERTIES

The Company owns or leases approximately 2,136,000 square feet of plant and office space. Management believes that the Company's present facilities, consisting primarily of steel clad, steel or wood frame, or masonry construction, and the machinery and equipment contained therein, are well maintained and in good condition. The Company believes that it would be able to obtain replacement premises at acceptable costs for its leased premises should its leases not be renewed. The following table describes the location, number and size of the Company's facilities as of July 31, 1999.


                                                                                             Approximate
                                                                            No. of          Building Area
Location                                            Owned or Leased        Buildings         Square Feet
--------                                            ---------------        ---------         -----------
RVs
Jackson Center, OH (Airstream) (1).......................Leased...............11................304,000
Middleburg, PA (Thor America).............................Owned................3................116,000
Hensall, Ontario, Canada (Citair).........................Owned................1.................97,000
Oliver, B.C., Canada (Citair).............................Owned................1.................55,000
Oliver, B.C., Canada (Citair) (5)........................Leased................1.................11,000
Ontario, CA (Thor West) (2)..............................Leased................1................111,000
Middlebury, IN (Dutchmen).................................Owned................1.................20,000
Goshen, IN (Dutchmen).....................................Owned................6................261,000
Syracuse, IN (Fold Down)..................................Owned................1.................46,000
Syracuse, IN, (Aero)......................................Owned................2.................67,000
Syracuse, IN, (Aero) (11)................................Leased................1.................52,000
Bristol, IN (Thor Indiana) (7)...........................Leased................6................106,000
Elkhart, IN (Four Winds)..................................Owned................4................184,000
Milwaukie, OR (Komfort) (8)..............................Leased................1.................57,000
Moreno Valley, CA (Thor California) (9)..................Leased................4................166,000

BUSES
Salina, KS (ElDorado Kansas)..............................Owned................2.................93,000
Salina, KS (ElDorado Kansas) (10)........................Leased................1..................8,000
Salina, KS (ElDorado Kansas) (12)........................Leased................1.................23,000
Salina, KS (ElDorado Kansas) (3).........................Leased................1.................23,000
Salina, KS (ElDorado Kansas) (6).........................Leased................1.................53,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................64,000
Chino, CA (ElDorado California) (4)......................Leased..............  1.................10,000
Chino, CA (ElDorado California) (4)......................Leased................1..................8,000
Imlay City, Michigan (Champion Bus).......................Owned................5................201,000
                                                                              -------------------------
Total.........................................................................58..............2,136,000
                                                                              -------------------------
                                                                              -------------------------


(1)  Airstream locations are occupied under net subleases which expire in 2002.
(2) This location is occupied under a ten-year net lease with the right of first refusal if a sale is proposed by lessor. The lease expires in 2001 with an option to renew for two consecutive five-year terms. Sublet through term of lease as part of Thor West divestment.
(3)  This location is occupied under a net lease which expires in 1999.
(4) This location is occupied under a net lease which expires in 1999 with a 1-year renewal option.
(5) This location is occupied under a net lease which is on a month to month basis.
(6)  This location is occupied under a net lease which expires in 2002.
(7) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.
(8) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.
(9) This location is occupied under a net lease which expires in 2008 with an option to extend for 5 years
(10) This location is occupied under a net lease which is on month to month basis with 60 day notice.
(11) This location is occupied under a net lease which expires in 2001.
(12) This location is occupied under a net lease which expires in 1999 with annual renewal option on year to year basis.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


(A) MARKET INFORMATION

The Company's Common Stock is traded on the New York Stock Exchange. Set forth below is the range of high and low prices for the common stock for each quarter during the Company's two most recent fiscal years, as quoted in the New York Stock Exchange Monthly Market Statistics and Trading Reports.

                                          Fiscal 1999          Fiscal 1998
                                          -----------          -----------
                                       High       Low         High      Low
                                      --------------------------------------
First Quarter.......................  $26.25    $20.00       $21.92   $16.63
Second Quarter......................   27.00     20.63        23.42    19.21
Third Quarter.......................   31.50     22.25        26.67    24.38
Fourth Quarter......................   30.63     24.38        28.44    24.38


(B) HOLDERS

As of October 15, 1999, the number of holders of record of the Company's common stock was 214.

(C) DIVIDENDS

The Company paid quarterly dividends of $.02 a share during 1999. The Company paid quarterly dividends of $.03 ($.02 after adjustment for stock split) a share during its quarter ended October 31, 1997 and January 31, 1998. A 3-for-2 common stock split was declared effective April 6, 1998 and in the April 30, 1998 and July 31, 1998 quarters a $.02 a share dividend was paid. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors which the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                  Fiscal years ended July 31,
                               -----------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                               -----------------------------------------------------------------
INCOME STATEMENT DATA:                            ($000, except per share amounts)

Net sales ................     $ 805,806     $ 715,600     $ 624,435     $ 602,078     $ 562,681
Net income ...............        30,766        19,395        16,423        14,851        13,790
Earnings per common share:
   Basic .................          2.53          1.59          1.32          1.12          1.03
   Diluted ...............          2.52          1.58          1.31          1.12          1.03
Dividends per common share           .08           .08           .08           .08           .08
BALANCE SHEET DATA:
Total assets .............     $ 245,912     $ 213,981     $ 170,969     $ 173,818     $ 148,461


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales in fiscal 1999 totaled $805,805,904 versus $715,600,390 in fiscal 1998. Net income in fiscal 1999 totaled $30,766,195 versus $19,395,228 in 1998.
Basic earnings per common share were $2.53 in 1999 versus $1.59 in 1998. The consolidated statements of income for the years ended July 31, 1999, 1998 and 1997 shown as a percentage of sales are:

                                                  Fiscal years ended July 31,
                                                ------------------------------
                                                 1999        1998        1997
                                                ------------------------------
Net sales ..................................    100.0%      100.0%      100.0%
Cost of products sold ......................     87.0        88.5        89.5
                                                ------------------------------
Gross profit ...............................     13.0        11.5        10.5
Selling, general and administrative expenses      6.6         6.6         6.2
                                                ------------------------------
Operating income ...........................      6.4         4.9         4.3
Other income (net) .........................       .3          .1          .1
Loss on divestment of subsidiaries .........      (.2)        (.4)         --
                                                ------------------------------
Income before income taxes .................      6.5         4.6         4.4
Provision for income taxes .................      2.7         1.9         1.8
                                                ------------------------------
Net income .................................      3.8%        2.7%        2.6%
                                                ------------------------------
--------------------------------------------------------------------------------


1999 VS. 1998

Net sales totaled $805,805,904 up 12.6% from $715,600,390 in the same period last year. Income before income taxes was $52,435,679, up 58.7% from $33,050,894 last year. Of this $19,384,785 increase in income before income taxes, $4,459,874 represents increase in income of Champion Bus, Inc. acquired February 9, 1998, $5,810,116 represents reduced losses of Thor West in 1999 of $2,539,292 versus $8,349,408 in 1998 and $1,836,883 represents reduced losses of ElDorado National Michigan in 1999 of $35,014 versus $1,871,897 in 1998. Included in 1998 income is a gain on the sale of Henschen Industrial of $1,269,000. In general the Company did not materially adjust its sales prices in fiscal 1999.

Recreation vehicle revenues of $588,936,150 were 7.6% higher than last years $547,484,994. Recreation vehicle revenues were 73% of total Company revenue compared to 77% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $216,869,754 were 29% higher than last years $168,115,396. Bus revenues were 27% of total Company revenue compared to 23% last year. Bus revenues included sales of $55,990,999 of Champion Bus, Inc. versus $25,809,948 in 1998 and sales of $1,458,418 in 1999 versus $8,851,486 in
1998 of ElDorado National Michigan, which was shut down effective 7/31/98. Manufacturing gross profit increased as a percentage of sales from 11.5% in 1998 to 13.0% in 1999 due primarily to higher volumes, the ElDorado National Michigan and Thor West losses last year. Selling, general and administrative expense and amortization of intangibles increased to $53,338,397, 6.6% of sales, from $47,505,569, 6.6% of sales, primarily due to increased income related compensation and selling expenses related to increased volume.

Interest income increased by $1,314,102 primarily due to investment of cash. Interest expense decreased by $131,713. The combined income tax rate was 41.3% in both the current and prior year.

1998 VS. 1997

Net sales totaled $715,600,390 up 14.6% from $624,435,108 in the same period in 1997. Net income increased to $19,395,228, compared to $16,422,767 in 1997.
Included in the net income for fiscal 1998 was a pre-tax gain on the sale of Airstream, Inc.'s Henschen operation of $1,269,000 and the pre-tax loss on the divestment of Thor West of $3,990,000. The cumulative effect of these disposals reduced basic earnings per share by approximately $.15 per share. In general, the Company did not adjust its sales prices materially in fiscal 1998.

Recreation vehicle revenues of $547,484,994 were 13% higher than $485,010,470 in 1997. Recreation vehicle revenues were 77% of total Company revenue compared to 78% in 1997. Bus revenues of $168,115,396 were 21% higher than 1997 revenues of $139,424,638. Bus revenues were 23% of total Company revenue compared to 22% in 1997. Manufacturing gross profit increased as a percentage of sales from 10.5% in 1997 to 11.5% in 1998. As a percentage of sales, selling, general and administrative cost increased due primarily to increased income related compensation and selling expenses related to increased volume.

Interest income decreased by $2,725 and interest expense decreased by $387,984.

The combined income tax rate was 41.3% compared to 40.6% in 1997. The net loss on divestment of a subsidiary increased the combined tax rate in 1998 by approximately .6% due to the write-off of $2,139,000 of non-deductible goodwill.

LIQUIDITY

On July 31, 1999, Thor had $68,865,635 in cash and cash equivalents, compared to $43,531,805 on July 31, 1998. Working capital on July 31, 1999, was $123,094,097 compared to $99,139,080 on July 31, 1998. Inventory valued at current cost on July 31, 1999, exceeded LIFO inventory by $3,661,235. The Company has no long term debt.

The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line at July 31, 1999. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 1999.

During fiscal 1999 Thor purchased 133,000 shares of its common stock, increasing treasury stock by $2,910,501.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current needs and anticipated capital requirements. Capital expenditures of $7,448,325 were primarily for expansion of the Company's Dutchmen, Four Winds and Thor California manufacturing facilities. Additional funds to complete these expansions will be approximately $2,900,000. The Company anticipates additional capital expenditures in 2000 of approximately $5,400,000 primarily to expand its Komfort and Thor California RV operations and its bus operations in total.

Amortization of intangibles decreased from $1,904,394 for the year ended July 31, 1998 to $1,474,838 for the year ended July 31, 1999 because certain intangibles became fully amortized.

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

The Company has completed its critical Year 2000 projects. The total cost of the Year 2000 project is estimated at $343,000, substantially all of which was to purchase revised software and hardware, and was funded through operating cash flows.

The Company believes that manual systems could serve as backup for any systems used internally. The Company also plans to store on spreadsheets or have manual documents on all data necessary to run its day to day operations on an interim basis during the initial month of year 2000.

ACCOUNTING PRONOUNCEMENTS

The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board. The impact of adopting these statements has not been determined.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA

--------------------------------------------------------------------------------------------------------

                                                 -------------------------------------------------------
                                                 OCTOBER 31      JANUARY 31     APRIL 30        JULY 31
                                                 -------------------------------------------------------
                                                            ($000, except per share amounts)
1999
Net sales...................................      $ 189,177      $ 165,533      $ 223,708      $ 227,388
Gross profit................................         23,022         20,985         29,818         31,081
Net income  (1) ............................          6,992          5,452          8,950          9,372
Earnings per common share:
   Basic....................................            .57            .45            .73            .78
   Diluted..................................            .57            .44            .73            .78
Dividends paid per common share.............            .02            .02            .02            .02
MARKET PRICES PER COMMON SHARE:
   High ....................................      $   26.25      $   27.00      $   31.50      $   30.63
   Low .....................................      $   20.00      $   20.63      $   22.25      $   24.38
                                                 -------------------------------------------------------
1998
Net sales...................................      $ 165,458      $ 134,510      $ 206,902      $ 208,730
Gross profit................................         18,776         14,701         23,427         25,697
Net income  (1) ............................          5,553          3,442          6,135          4,265
Earnings per common share:
   Basic....................................            .45            .28            .50            .35
   Diluted..................................            .45            .28            .50            .35
Dividends paid per common share:............            .02            .02            .02            .02
MARKET PRICES PER COMMON SHARE:
   High ....................................      $   21.92      $   23.42      $   26.67      $   28.44
   Low .....................................      $   16.63      $   19.21      $   24.38      $   24.38
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------


(1) Net income in the fourth quarter was increased by $535,000 in 1999 and decreased by $2,249,000 in 1998 due to adjustments to physical inventory, warranty reserves, management incentives and a $2,766,000 net loss for the divestment of Thor West.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Registrant is included in the definitive Proxy Statement, dated on or about October 29, 1999, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 11. MANAGEMENT REMUNERATION

The information required in response to this Item is contained under the caption EXECUTIVE OFFICERS in the definitive Proxy Statement, dated on or about October 29, 1999, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the caption ELECTION OF DIRECTORS for Security Ownership of Management and under the caption OWNERSHIP OF COMMON STOCK for principal shareholders, of the definitive Proxy Statement, dated on or about October 29, 1999, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 29, 1999, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS,
         AND REPORTS ON FORM 8-K


(A)     1. FINANCIAL STATEMENTS                                                                      PAGE
         Independent Auditors' Report..................................................................17
         Consolidated Balance Sheets, July 31, 1999 and 1998.......................................18, 19
         Consolidated Statements of Income for the Years Ended
            July 31, 1999, 1998 and 1997...............................................................20
         Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 1999, 1998 and 1997...................................................21
         Consolidated Statements of Cash Flows for the Years Ended
            July 31, 1999, 1998 and 1997...............................................................22
         Notes to Consolidated Financial Statements for the Years Ended
            July 31, 1999, 1998 and 1997............................................................23-28

(A)      2. FINANCIAL STATEMENT SCHEDULE AS OF JULY 31, 1999, AND FOR
            EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1999:
         Schedule II--Valuation and Qualifying Accounts................................................29
         All other schedules have been omitted as not required or not applicable under the instructions.

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


*Incorporated by reference.

(21)     SUBSIDIARIES OF THE REGISTRANT
         The subsidiaries of the Registrant, excluding those which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of July 31, 1999, are:
               Airstream, Inc. (a Nevada corporation)
               Thor America, Inc. (a Pennsylvania corporation)
               Citair, Inc. (a Pennsylvania corporation)
               Citair does business in Canada under the name "General Coach." Dutchmen Manufacturing, Inc. (a Delaware corporation)
               Aero Manufacturing, Inc. (a Delaware corporation)
               Thor Indiana, Inc. (a Delaware corporation)
               Four Winds International, Inc. (a Delaware corporation)
               Thor California, Inc. (a Delaware corporation)
               Komfort Corp. (a Delaware corporation)
               ElDorado National California, Inc. (a California corporation) ElDorado National Kansas, Inc. (a Kansas corporation)
               Champion Bus, Inc. (a Delaware corporation)

(27)     FINANCIAL DATA SCHEDULES
         (1)   Financial data schedule for year ended July 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.



(Signed) /S/  Wade F.B. Thompson
        ----------------------------------------
Wade F. B. Thompson
Chairman, President, and Chief Executive Officer


Date                10/27/99
    --------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Signed) /S/ Peter B. Orthwein     (Signed) /S/ Walter L. Bennett
        ---------------------------        -------------------------------------
Peter B. Orthwein                       Walter L. Bennett
Vice Chairman, Treasurer                Chief Financial Officer
(Director)                              (Principal Financial Officer & Principal
                                        Accounting Officer)

Date           10/27/99            Date                  10/27/99
    -------------------------------    -----------------------------------------


(Signed) /S/ Wade F.B. Thompson    (Signed) /S/ Alan Siegel
        ---------------------------        -------------------------------------
Wade F. B. Thompson                       Alan Siegel
Chairman, President, and Chief Executive  Director
Officer (Principal Executive Officer
and Director)

Date           10/27/99            Date                  10/27/99
    -------------------------------    -----------------------------------------




(Signed) /S/ William C. Tomson
        ---------------------------
William C. Tomson
Director

Date           10/27/99
    -------------------------------

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS--THOR INDUSTRIES, INC.
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc., and subsidiaries (the "Company") as of July 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the index of item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio
October 1, 1999


CONSOLIDATED BALANCE SHEETS, JULY 31, 1999 AND 1998
---------------------------------------------------------------------------------

                                                 --------------------------------
ASSETS                                                   1999           1998
------                                           --------------------------------
CURRENT ASSETS:
Cash and cash equivalents .......................    $ 68,865,635    $ 43,531,805
Accounts receivable:
    Trade, less allowance for doubtful accounts--
    $63,485 in1999 and $115,435 in 1998 .........      52,167,539      56,275,459
    Other .......................................       1,667,486       1,850,844
Inventories (Note B) ............................      72,850,279      66,717,687
Deferred income taxes and other (Note D) ........       6,572,972       5,328,903
                                                 --------------------------------
TOTAL CURRENT ASSETS ............................     202,123,911     173,704,698
                                                 --------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land ............................................       1,400,995       1,400,995
Buildings and improvements ......................      19,010,749      14,871,672
Machinery and equipment .........................      14,122,834      14,083,765
                                                 --------------------------------
Total cost ......................................      34,534,578      30,356,432
Accumulated depreciation ........................      12,218,224      12,912,386
                                                 --------------------------------
NET PROPERTY, PLANT AND EQUIPMENT ...............      22,316,354      17,444,046
                                                 --------------------------------
INVESTMENT IN JOINT VENTURES (NOTE J) ...........       3,419,101       3,369,968
                                                 --------------------------------
OTHER ASSETS:
Goodwill ........................................      11,251,342      11,761,553
Noncompete agreements ...........................       2,235,010       3,011,798
Trademarks ......................................       2,020,319       2,208,158
Other ...........................................       2,545,698       2,480,722
                                                 --------------------------------
TOTAL OTHER ASSETS ..............................      18,052,369      19,462,231
                                                 --------------------------------
TOTAL ...........................................    $245,911,735    $213,980,943
---------------------------------------------------------------------------------


                                 See notes to consolidated financial statements.


                                                                         -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                           1999             1998
------------------------------------                                     -------------------------------

CURRENT LIABILITIES:
 Accounts payable ...................................................    $  48,290,096     $  49,382,369
 Accrued liabilities:
    Compensation and related items ..................................       13,676,462        11,181,046
    Product warranties ..............................................       11,543,598        10,063,753
    Other ...........................................................        5,519,658         3,938,450
                                                                         -------------------------------
TOTAL CURRENT LIABILITIES ...........................................       79,029,814        74,565,618
                                                                         -------------------------------
Deferred income taxes and other liabilities (Note D) ................        1,508,756         1,200,955
                                                                         -------------------------------
Contingent liabilities (Note G) .....................................               --
STOCKHOLDERS' EQUITY (NOTE H):
Preferred stock--authorized 1,000,000 shares; none outstanding ......               --
Common stock--par value of $.10 a share;
  authorized, 20,000,000 shares;
  issued 13,715,147 shares in 1999 and 13,692,697 in 1998, at cost ..        1,371,515         1,369,270
Additional paid-in capital ..........................................       25,684,380        25,316,643
Foreign currency translation ........................................       (1,198,511)       (1,184,939)

RETAINED EARNINGS ...................................................      162,018,698       132,227,188
Restricted stock plan ...............................................         (216,168)         (137,544)
                                                                         -------------------------------
Total ...............................................................     (187,659,914)      157,590,618
Less 1,566,637 treasury shares in 1999 and 1,433,637 in 1998, at cost      (22,286,749)      (19,376,248)
                                                                         -------------------------------
TOTAL STOCKHOLDERS' EQUITY ..........................................      165,373,165       138,214,370
                                                                         -------------------------------
TOTAL ...............................................................    $ 245,911,735     $ 213,980,943
--------------------------------------------------------------------------------------------------------



                                 See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------

                                                 -------------------------------------------------
                                                      1999              1998              1997
                                                 -------------------------------------------------
NET SALES ...................................    $ 805,805,904     $ 715,600,390     $ 624,435,108
Cost of products sold .......................      700,900,070       632,999,085       558,666,678
                                                 -------------------------------------------------
GROSS PROFIT ................................      104,905,834        82,601,305        65,768,430
Selling, general and administrative expenses        51,863,559        45,601,175        36,381,235
Amortization of intangibles .................        1,474,838         1,904,394         2,084,312
                                                 -------------------------------------------------
OPERATING INCOME ............................       51,567,437        35,095,736        27,302,883
OTHER INCOME (EXPENSE):
  Interest income ...........................        2,183,391           869,289           872,014
  Interest expense ..........................         (115,957)         (247,670)         (635,654)
  Other .....................................          613,334            54,539            97,958
  Loss on divestment of subsidiaries (Note L)       (1,812,526)       (2,721,000)               --
                                                 -------------------------------------------------
  TOTAL OTHER INCOME (EXPENSE) ..............          868,242        (2,044,842)          334,318
                                                 -------------------------------------------------
INCOME BEFORE INCOME TAXES ..................       52,435,679        33,050,894        27,637,201
Income taxes (Note D) .......................       21,669,484        13,655,666        11,214,434
                                                 -------------------------------------------------
NET INCOME ..................................    $  30,766,195     $  19,395,228     $  16,422,767
                                                 =================================================

EARNINGS PER COMMON SHARE (NOTE A)
Basic .......................................    $        2.53     $        1.59     $        1.32
Diluted .....................................             2.52              1.58              1.31


                                 See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------------------

                                   TREASURY STOCK               COMMON STOCK          ADDITIONAL     RESTRICTED      FOREIGN
                            -------------------------------------------------------      PAID-IN          STOCK      CURRENCY
                               SHARES        AMOUNT         SHARES         AMOUNT        CAPITAL           PLAN     TRANSLATION
                            ----------------------------------------------------------------------------------------------------
July 31, 1996                 412,439    $  5,815,196      9,099,247    $   909,925    $ 25,105,120          --    $   (641,856)

Net income                         --              --             --             --              --          --              --
Shares purchased              543,319      13,561,052             --             --              --          --              --
Cash dividends
  $.12 per common share            --              --             --             --              --          --              --
Foreign currency
  translation adjustment           --              --             --             --              --          --          12,310
                            ----------------------------------------------------------------------------------------------------

July 31, 1997                 955,758      19,376,248      9,099,247        909,925      25,105,120          --        (629,546)

Net income                         --              --             --             --              --          --              --
Stock option activity              --              --         36,100          3,610         513,070          --              --
Restricted stock activity          --              --          5,150            515         154,950    (155,465)             --
Stock split                   477,879              --      4,552,200        455,220        (456,497)         --              --
Cash dividends - $.08
   per common share                --              --             --             --              --          --              --
Foreign currency
  translation adjustment           --              --             --             --              --          --        (555,393)
Compensation expense               --              --             --             --              --      17,921              --
                            ----------------------------------------------------------------------------------------------------

July 31, 1998               1,433,637      19,376,248     13,692,697      1,369,270      25,316,643    (137,544)     (1,184,939)


 Net income                        --              --             --             --              --          --              --
Shares purchased              133,000       2,910,501             --             --              --          --              --
Stock option activity              --              --         17,000          1,700         241,910          --              --
Restricted stock activity          --              --          5,450            545         125,827    (126,372)             --
Cash dividends - $.08
  per common share                 --              --             --             --              --          --              --
Foreign currency
  translation adjustment           --              --             --             --              --          --         (13,572)
Compensation expense               --              --             --             --              --      47,748              --
                            ----------------------------------------------------------------------------------------------------
July 31, 1999               1,566,637    $ 22,286,749     13,715,147    $ 1,371,515    $ 25,684,380  $ (216,168)   $ (1,198,511)
                            ====================================================================================================




                                                  COMPRE-
                                RETAINED          HENSIVE
                                EARNINGS           INCOME
                            -------------------------------
July 31, 1996               $  98,380,961

Net income                     16,422,767     $  16,422,767
Shares purchased                       --                --
Cash dividends
  $.12 per common share          (993,518)               --
Foreign currency
  translation adjustment               --            12,310
                            -------------------------------

July 31, 1997                 113,810,210     $  16,435,077
                                              =============
Net income                     19,395,228     $  19,395,228
Stock option activity                  --                --
Restricted stock activity              --                --
Stock split                            --                --
Cash dividends - $.08
   per common share              (978,250)               --
Foreign currency
  translation adjustment               --          (555,393)
Compensation expense                   --                --
                            -------------------------------

July 31, 1998                 132,227,188     $  18,839,835
                                              =============

 Net income                    30,766,195     $  30,766,195
Shares purchased                       --                --
Stock option activity                  --                --
Restricted stock activity              --                --
Cash dividends - $.08
  per common share               (974,685)               --
Foreign currency
  translation adjustment               --           (13,572)
Compensation expense                   --                --
                            -------------------------------
July 31, 1999               $ 162,018,698     $  30,752,623
                            ===============================



                                 See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------

                                                     ----------------------------------------------
                                                         1999             1998              1997
                                                     ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ......................................    $ 30,766,195     $ 19,395,228     $ 16,422,767
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation ...............................       2,255,956        2,464,843        2,376,832
     Amortization of intangibles ................       1,474,838        1,904,394        2,084,312
     Deferred income taxes ......................        (382,386)      (2,672,630)         387,316
     Loss on divestment of subsidiary ...........       1,812,526        3,990,000               --
     Gain on divestment of subsidiary ...........              --       (1,269,000)              --

CHANGES IN ASSETS AND LIABILITIES,
NET OF EFFECTS FROM ACQUISITIONS AND DIVESTMENTS:
Accounts receivable .............................       4,041,278       (2,214,503)      (2,655,459)
Inventories .....................................     (10,901,788)       3,812,032        2,119,629
Deferred taxes and other ........................      (1,007,998)        (290,390)         509,456
Accounts payable ................................         292,026        8,769,480        3,912,715
Accrued liabilities .............................       7,474,363        6,833,229       (2,302,492)
Other ...........................................         225,348         (391,926)        (669,083)
                                                     ----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......      36,050,358       40,330,757       22,185,993
                                                     ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ......      (7,448,325)      (2,088,698)      (1,794,253)
Disposals of property, plant and equipment ......         124,991          289,742          680,471
Acquisitions--net of cash acquired ..............              --       (9,670,735)              --
Proceeds from divestment of subsidiary ..........         261,954        2,934,973               --
                                                     ----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES ...........      (7,061,380)      (8,534,718)      (1,113,782)
                                                     ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends ..................................        (974,685)        (978,250)        (993,518)
Net decrease in line of credit ..................              --               --       (6,515,000)
Purchase of treasury shares .....................      (2,910,501)              --      (13,561,052)
Proceeds from issuance of common stock ..........         243,610          516,680               --
                                                     ----------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES ...........      (3,641,576)        (461,570)     (21,069,570)
                                                     ----------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........         (13,572)        (555,393)          12,310
                                                     ----------------------------------------------
Net increase in cash and cash equivalents .......      25,333,830       30,779,076           14,951
Cash and cash equivalents, beginning of year ....      43,531,805       12,752,729       12,737,778
                                                     ----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR ..........    $ 68,865,635     $ 43,531,805     $ 12,752,729
                                                     ==============================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid ...............................    $ 23,353,329     $ 12,332,383     $ 12,126,600
Interest paid ...................................         115,957          247,670          635,654
NON-CASH TRANSACTIONS:
Issuance of restricted stock ....................         126,372          155,465               --
Note from divestment of subsidiary ..............         750,000               --               --


                                 See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

CASH AND CASH EQUIVALENTS--Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents.

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

REVENUE RECOGNITION--Revenues from the sale of recreation vehicles and buses are recognized when title passes to dealers, distributors, or contract buyers.

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

EARNINGS PER SHARE--Earnings per share is computed by dividing net income by the following:

                                           -------------------------------------
                                             1999          1998          1997
                                           -------------------------------------
Weighted average shares outstanding for
  basic earnings per share ............    12,179,962    12,227,307   12,458,337
Stock options .........................        42,712        41,914       52,063
                                           -------------------------------------
Total for diluted shares ..............    12,222,674    12,269,221   12,510,400
                                           -------------------------------------

COMPREHENSIVE INCOME--Effective July 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The Company's difference between net earnings and comprehensive earnings relates to the changes in foreign currency translation adjustment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000.

RE-CLASSIFICATIONS--Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the presentation used in 1999.

B. INVENTORIES
--------------------------------------------------------------------------------

Major classifications of inventories are:

                                                    As of July 31,
                                             --------------------------
                                                1999             1998
                                             --------------------------
Finished products .......................    $ 4,128,011    $ 4,724,367
Work in process .........................     20,959,710     19,858,127
Raw materials ...........................     31,479,371     27,771,403
Chassis .................................     19,944,422     17,217,486
                                             --------------------------
Total ...................................     76,511,514     69,571,383
Less excess of FIFO costs over LIFO costs      3,661,235      2,853,696
                                             --------------------------
Total inventories .......................    $72,850,279    $66,717,687
                                             ==========================

C. LINE OF CREDIT
--------------------------------------------------------------------------------
The Company has a $30,000,000 unsecured revolving line of credit. There was no outstanding balance at July 31, 1999 and 1998. The loan agreement contains certain covenants and the Company must maintain certain financial ratios. The line of credit bears interest below the prime rate (6.0% at July 31, 1999) and expires on November 30, 1999.

D. INCOME TAXES
--------------------------------------------------------------------------------


                                                                        YEARS ENDED JULY 31,
                                                           --------------------------------------------
                                                                1999           1998             1997
                                                           --------------------------------------------
CURRENT:
  Federal................................................   $17,769,357    $13,122,320     $ 8,568,239
  State and local........................................     3,397,346      2,468,150       1,933,350
  Foreign................................................       885,167        737,826         325,529
                                                           --------------------------------------------
  Total current..........................................    22,051,870     16,328,296      10,827,118
  Total deferred.........................................      (382,386)    (2,672,630)        387,316
                                                           --------------------------------------------
  Income taxes...........................................   $21,669,484    $13,655,666     $11,214,434
                                                           ============================================


                                                                            July 31,        July 31,
                                                                              1999            1998
                                                                        ------------------------------
A SUMMARY OF DEFERRED INCOME TAXES IS:
CURRENT DEFERRED TAX ASSET (LIABILITY):
Inventory basis .......................................................    $  (911,344)    $(1,422,218)
Employee benefits .....................................................        360,430         351,618
Self-insurance ........................................................        766,435         722,696
Product warranties ....................................................      3,861,327       3,522,313
Loss on divestment of subsidiary ......................................        578,449       1,045,208
Other .................................................................       (274,524)       (351,431)
                                                                        ------------------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN DEFERRED INCOME TAXES AND OTHER ...........................      4,380,773       3,868,186
                                                                        ------------------------------
LONG-TERM DEFERRED TAX ASSET (LIABILITY):
Property basis ........................................................     (1,022,685)     (1,454,048)
Other .................................................................       (150,391)        411,173
                                                                        ------------------------------
TOTAL LONG-TERM DEFERRED TAX LIABILITY
INCLUDED IN DEFERRED INCOME TAXES AND OTHER LIABILITIES................     (1,173,076)     (1,042,875)
                                                                        ------------------------------
NET DEFERRED TAX ASSET ................................................    $ 3,207,697     $ 2,825,311
                                                                        ==============================


The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:


                                                           -------------------------------------------
                                                                1999          1998            1997
                                                           -------------------------------------------
Provision at statutory rates ...........................   $ 18,352,488   $ 11,567,813    $  9,673,020
State and local income taxes, net of federal tax benefit      2,208,275      1,604,298       1,210,178
Amortization of intangibles ............................        321,866        212,936         269,869
Non-deductible loss on divestment of subsidiary ........        351,293             --
Other ..................................................        786,855        (80,674)         61,367
                                                           -------------------------------------------
Income taxes ...........................................   $ 21,669,484   $ 13,655,666    $ 11,214,434
                                                           ===========================================


Income before income taxes includes foreign income of $2,158,651in 1999, $1,878,422 in 1998 and $603,473 in 1997.

E. LEASES
--------------------------------------------------------------------------------
The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $ 8,443,345, which includes the following amounts due in each of the next five years ending July 31: $1,846,402 in 2000; $1,572,655 in 2001; $1,232,560 in
2002; $874,948 in 2003; $861,072 in 2004 and $2,055,708 thereafter. Rent expense was $2,220,929 in 1999, $2,616,539 in 1998 and $2,541,033 in 1997.

F. PROFIT SHARING PLANS
--------------------------------------------------------------------------------
The Company has six 401(k) plans for full-time employees at six subsidiaries and a 401(k) plan for domestic union employees at another subsidiary. Contributions to the union negotiated 401(k) plan are based on hours worked; contributions to one non-union plan are at the discretion of the Board of Directors. There are no Company contributions to the five remaining non-union 401(k) plans. Total expense for these plans was $219,942 in 1999, $164,217 in 1998 and $148,646 in
1997.

G. CONTINGENT LIABILITIES
--------------------------------------------------------------------------------
It is customary practice for companies in the recreation vehicle industry to enter into agreements with financing institutions to provide financing to their dealers. Generally, the agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent liability approximated $193,923,000 at July 31, 1999, the risk of loss under the agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes any future losses under the agreements will not have a significant effect on consolidated financial position or results of operations.

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Typically, chassis are converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis, and at that time the Company records the inventory. At July 31, 1999, chassis on hand accounted for as consigned, unrecorded inventory was approximately $7,314,000.

H. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Officers and key employees have been granted stock options under the 1988 Incentive Stock Option Plan. No further options may be granted under this plan.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for the stock option plan.

A summary of option transactions under the Incentive Stock Option Plan is as follows:


                                  ----------------------------------------------------------------------------------
                                          1999                       1998                       1997
                                  ----------------------------------------------------------------------------------
                                                WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                                 AVERAGE                     AVERAGE                    AVERAGE
                                   SHARES     EXERCISE PRICE   SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                  ----------------------------------------------------------------------------------
Outstanding at beginning of year  153,000        $ 14.33      193,650        $ 14.33          150       $  5.33
Granted                                --             --                                  193,500         14.33
Exercised                         (17,000)         14.33      (36,150)         14.33           --            --
Canceled                           (3,000)         14.33       (4,500)         14.33           --            --
                                  ----------------------------------------------------------------------------------
Outstanding at end of year        133,000        $ 14.33      153,000        $ 14.33      193,650       $ 14.32
                                  ==================================================================================
Exercisable at year-end            71,500        $ 14.33       27,000        $ 14.33          150       $  5.33
                                  ----------------------------------------------------------------------------------
Weighted average fair value
of options granted                                                 --             --           --       $  6.02


The assumptions used in determining the fair value of options granted during 1997 are as follows: Expected volatility 25.52%; Expected life of grant 6 years; Risk-free interest rate 6.27%; Expected dividend rate 0.50%

The following summarizes information about stock options outstanding at July 31, 1999.


-----------------------------------------------------------------------------------------------------------------
              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------
                  NUMBER        WEIGHTED-AVERAGE                         NUMBER                  SHARES AVAILABLE
 EXERCISE      OUTSTANDING         REMAINING       WEIGHTED-AVERAGE    EXERCISABLE    EXERCISE      FOR FUTURE
  PRICES     AT JULY 31, 1999   CONTRACTUAL LIFE    EXERCISE PRICE   AT JULY 31 1999    PRICE         GRANTS
-----------------------------------------------------------------------------------------------------------------
  $14.33         133,000            8 years            $14.33            71,500         $14.33          0
=================================================================================================================


Had compensation cost for the Company's grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per common share would have been as follows:

                                                  1999              1998            1997
                                             -----------------------------------------------
Net income
  As reported ..............................  $ 30,766,195     $ 19,395,228     $ 16,422,767
  Pro forma ................................    30,626,400       19,255,433       16,282,972
Earnings per common share--basic
  As reported ..............................  $       2.53     $       1.59     $       1.32
  Pro forma ................................          2.51             1.57             1.31
Earnings per common share--diluted
  As reported ..............................  $       2.52     $       1.58     $       1.31
  Pro forma ................................          2.51             1.57             1.30


On September 29, 1997, the Board of Directors approved a stock award plan which allows for the granting of up to 150,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue, and the balance after six years. As of July 31, 1999, the Company issued 13,175 shares of restricted stock under the plan and 136,825 shares remain outstanding. Compensation cost related to the plan which is being amortized over the restriction period was $47,748 and $17,921 in 1999 and 1998, respectively.

I. RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------
Research and development expenses were approximately $545,000 in 1999, $847,000 in 1998, and $768,000 in 1997.

J. JOINT VENTURES
--------------------------------------------------------------------------------
In March 1996, the Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to rent recreation vehicles to the public. The Company's total investment of $2,306,263 includes a subordinated note receivable of $1,910,000 due in 2000. In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreation vehicles to consumer buyers. The Company's total investment of $1,112,838 includes a note receivable of $350,000. These investments are accounted for using the equity method.

K. ACQUISITION
--------------------------------------------------------------------------------
On February 9, 1998, the Company purchased certain assets and liabilities of Champion Motor Coach, Inc. (now Champion Bus, Inc.). The cash price of the acquisition was approximately $9,671,000 which was paid from internal funds. The revenues and operating results of the entity are reflected in the consolidated statements of income of Thor Industries from time of acquisition forward.

L. DIVESTMENT OF SUBSIDIARIES
--------------------------------------------------------------------------------
The Company sold its Thor West operations in December 1998. A loss of $3,990,000 was recognized as of July 31, 1998. An additional loss of $1,812,526 was recognized during 1999. Thor West's net sales and loss before income taxes included in the consolidated statements of income was, for fiscal 1998, $29,156,641 and $4,359,408, respectively, and, for fiscal 1999, $4,050,351 and
$726,766, respectively. As part of the transaction the Company agreed to guarantee $750,000 of debt of the acquirer. On December 31, 1997, the Company sold for $2,934,973 certain assets and liabilities of Henschen Corp., a division of Airstream, Inc. The transaction resulted in a one time pre-tax gain of approximately $1,269,000.

M. BUSINESS SEGMENTS
--------------------------------------------------------------------------------
The Company operates in principally two industries - recreation vehicles and small and midsize buses. Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Operating income is total revenue less cost of sales and operating expenses. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, deferred income tax assets, the cash value of Company-owned life insurance, and investments accounted for under the equity method.


                                                ------------------------------------------
                                                   1999            1998             1997
                                                ------------------------------------------
NET SALES:                                        ($000)          ($000)           ($000)
----------
  Recreation vehicles
   Towables                                     $ 353,456        $ 333,619       $ 306,548
   Motorized                                      227,902          204,494         167,452
   Other                                            7,578            9,372          11,010
  Buses                                           216,870          168,115         139,425
                                                ------------------------------------------
  TOTAL                                         $ 805,806        $ 715,600       $ 624,435
                                                ==========================================

OPERATING INCOME:
-----------------
  Recreation vehicles                           $  38,437        $  28,479       $  22,267
  Buses                                            18,606           10,138           7,289
  Corporate                                        (5,476)          (3,521)         (2,253)
                                                ------------------------------------------
  TOTAL                                         $  51,567        $  35,096       $  27,303
                                                ==========================================

IDENTIFIABLE ASSETS:
--------------------
  Recreation vehicles                           $ 108,343        $  96,920       $ 100,672
  Buses                                            52,203           57,247          48,460
  Corporate                                        85,366           59,814          21,837
                                                ------------------------------------------
  TOTAL                                         $ 245,912        $ 213,981       $ 170,969
                                                ==========================================

DEPRECIATION AND AMORTIZATION EXPENSE:
--------------------------------------
Recreation vehicles                             $   3,075        $   3,444       $   3,668
Buses                                                 656              925             793
                                                ------------------------------------------
TOTAL                                           $   3,731        $   4,369       $   4,461
                                                ==========================================

CAPITAL EXPENDITURES:
---------------------
Recreation vehicles                             $   6,839        $   1,749       $   1,217
Buses                                                 609              340             577
                                                ------------------------------------------
TOTAL                                           $   7,448        $   2,089       $   1,794
                                                ==========================================

                                       28

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


Column A                                       Column B        Column C        Column D         Column E
--------                                       --------        --------        --------         --------
                                                              Additions
                                              Balance at     Charged to       Write-offs          Balance
                                              Beginning       Costs and           Net of        at End of
Description                                   of Period        Expenses       Recoveries           Period
                                            --------------------------------------------------------------
YEAR ENDED JULY 31, 1999:
Allowance for doubtful accounts ..........  $   115,435      $   261,126     $  (313,076)      $    63,485
                                            ==============================================================
Accumulated amortization of
goodwill and other intangibles ...........  $20,737,628      $ 1,474,838     $(3,811,812)      $18,400,654
                                            ==============================================================
YEAR ENDED JULY 31, 1998:
Allowance for doubtful accountss .........  $   516,535      $    14,017     $  (415,117)      $   115,435
                                            ==============================================================
Accumulated amortization of
goodwill and other intangibles (1) .......  $16,693,704      $ 4,043,924              --       $20,737,628
                                            ==============================================================
YEAR ENDED JULY 31, 1997:
Allowance for doubtful accounts ..........  $    52,190      $   491,755     $   (27,410)      $   516,535
                                            ==============================================================
Accumulated amortization of
goodwill and other intangibles ...........  $14,609,392      $ 2,084,312              --       $16,693,704
                                            ==============================================================


(1) Includes write-off of intangibles of Thor West of $2,139,530.