Form 10-Q
period 1999-10-31
THOR INDUSTRIES INC
filed 1999-12-08
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  October 31, 1999              COMMISSION FILE NUMBER  1-9235
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


                         Yes      [X]                      No     [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Class                      Outstanding at 10/31/99
                           -----                      -----------------------

                    Common stock, par value             12,141,660 shares
                       $.10 per share



                                      THOR INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------

                                                      ASSETS
                                                      ------
                                                                                        (UNAUDITED)
                                                                                     OCTOBER 31, 1999      JULY 31, 1999
                                                                                     ----------------      -------------
Current assets:
     Cash and cash equivalents                                                        $  54,060,736        $  68,865,635
     Accounts receivable:
         Trade                                                                           57,238,789           52,167,539
         Other                                                                            1,779,078            1,667,486
     Inventories                                                                         79,629,257           72,850,279
     Deferred income taxes and other                                                     11,185,988            6,572,972
                                                                                      -------------        -------------
         Total current assets                                                           203,893,848          202,123,911
                                                                                      -------------        -------------
Property:
     Land                                                                                 1,492,477            1,400,995
     Buildings and improvements                                                          20,544,379           19,010,749
     Machinery and equipment                                                             15,078,627           14,122,834
                                                                                      -------------        -------------
         Total cost                                                                      37,115,483           34,534,578
     Accumulated depreciation and amortization                                           12,894,796           12,218,224
                                                                                      -------------        -------------
         Property, net                                                                   24,220,687           22,316,354
                                                                                      -------------        -------------
Investment in joint ventures                                                              3,504,619            3,419,101
                                                                                      -------------        -------------
Other assets:
     Goodwill                                                                            11,123,789           11,251,342
     Non compete Agreements                                                               1,959,411            2,235,010
     Trademarks                                                                           1,976,484            2,020,319
     Other                                                                                4,357,400            2,545,698
                                                                                      -------------        -------------
         Total other assets                                                              19,417,084           18,052,369
                                                                                      -------------        -------------

TOTAL ASSETS                                                                          $ 251,036,238        $ 245,911,735
                                                                                      =============        =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
Current liabilities:
     Accounts payable                                                                 $  41,676,997        $  48,290,096
     Accrued liabilities:
         Taxes                                                                            6,519,210                 --
         Compensation and related items                                                   9,715,762           13,676,462
         Product warranties                                                              11,349,955           11,543,598
         Other                                                                            5,415,054            5,519,658
                                                                                      -------------        -------------
              Total current liabilities                                                  74,676,978           79,029,814
                                                                                      -------------        -------------

Deferred income taxes and other liabilities                                               1,552,856            1,508,756
Stockholders' equity:
     Common stock - authorized 20,000,000 shares; issued 13,730,997 shares @
         10/31/99 and 13,715,147 shares @ 7/31/99; par value of $.10 per share            1,373,100            1,371,515
     Additional paid in capital                                                          25,984,030           25,684,380
     Foreign currency translation                                                          (983,300)          (1,198,511)
     Retained earnings                                                                  171,435,813          162,018,698
     Restricted Stock Plan                                                                 (364,903)            (216,168)
     Unrealized appreciation on investments                                                 208,647                 --
     Cost of treasury shares 1,589,337 shares @ 10/31/99
     and 1,566,637 shares @ 7/31/99                                                     (22,846,983)         (22,286,749)
                                                                                      -------------        -------------
         Total stockholders' equity                                                     174,806,404          165,373,165
                                                                                      -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 251,036,238        $ 245,911,735
                                                                                      =============        =============


     See notes to consolidated financial statements

                                               THOR INDUSTRIES, INC. AND SUBSIDIARIES
                                                  STATEMENTS OF CONSOLIDATED INCOME
                                        FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                        ----------------------------------------------------


                                                                         (UNAUDITED)
                                                                         -----------

                                                                THREE MONTHS ENDED OCTOBER 31
                                                                -----------------------------

                                                               1999                         1998
                                                               ----                         ----
Net sales                                                $ 221,020,752                  $ 189,176,940

Cost of products sold                                      191,451,261                    166,154,502
                                                         -------------                  -------------

Gross profit                                                29,569,491                     23,022,438

Selling, general, and
   administrative expenses                                  13,867,160                     11,728,356
                                                         -------------                  -------------

Operating income                                            15,702,331                     11,294,082

Interest income                                                817,586                        580,902

Interest expense                                               (39,766)                       (29,331)

Other income                                                   228,071                        305,464

Loss on divestment of subsidiary                              (221,121)                      (190,000)
                                                         -------------                  -------------

Income before income taxes                                  16,487,101                     11,961,117

Provision for income taxes                                   6,827,193                      4,968,916
                                                         -------------                  -------------


Net income                                               $   9,659,908                  $   6,992,201
                                                         =============                  =============



Average common shares outstanding                           12,148,235                     12,220,818
---------------------------------                        -------------                  -------------


Earnings per common share:
--------------------------

    Basic                                                       $  .80                          $ .57
                                                                ======                          =====

    Diluted                                                     $  .79                          $ .57
                                                                ======                          =====

Dividends paid per common share                                 $  .02                          $ .02
-------------------------------                                 ======                          =====










     See notes to consolidated financial statements



                                               THOR INDUSTRIES, INC. AND SUBSIDIARIES
                                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                        FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                        ----------------------------------------------------


                                                                                               (UNAUDITED)
                                                                                               -----------
                                                                                    1999                      1998
                                                                                    ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  9,659,908              $  6,992,201
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                       672,290                   560,756
Amortization                                                                       446,987                   389,335
Loss on divestment of subsidiary                                                   221,122                   190,000

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                                             (5,182,842)                7,861,135
Inventories                                                                     (6,778,978)               (9,043,096)
Prepaid expenses and other                                                      (4,881,881)                  (51,849)
Accounts payable                                                                (6,613,099)               (7,987,871)
Accrued liabilities                                                              2,039,141                 3,612,618
Other Liabilities                                                                   60,465                    44,400
                                                                              ------------              ------------

Net cash provided by (used in) operating activities                            (10,356,887)                2,567,629
---------------------------------------------------                           ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                         (2,559,977)               (1,437,641)
Disposals of property, plant & equipment                                             4,127                    13,928
Purchase of available for sale investment                                       (1,440,481)                     --
                                                                              ------------              ------------

Net cash used in investing activities                                           (3,996,331)               (1,423,713)
-------------------------------------                                         ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                    (242,793)                 (242,960)
Purchase of treasury stock                                                        (560,234)               (1,661,382)
Proceeds from issuance of common stock                                             136,135                      --
                                                                              ------------              ------------

Net cash used in financing activities                                             (666,892)               (1,904,342)
-------------------------------------                                         ------------              ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            215,211                   (89,477)
                                                                              ------------              ------------

Net decrease in cash and equivalents                                           (14,804,899)                 (849,903)
Cash and equivalents, beginning of year                                         68,865,635                43,531,805
                                                                              ------------              ------------
CASH AND EQUIVALENTS, END OF PERIOD                                           $ 54,060,736              $ 42,681,902
                                                                              ============              ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                             $  1,105,900              $  1,106,726
Interest paid                                                                       39,766                    29,331

NON CASH TRANSACTIONS:
Issuance of restricted stock                                                       165,100                   126,372
Receivable from divestment of subsidiary                                              --                   1,011,954
Unrealized appreciation on investment                                              208,647                      --

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated operating results for such unaudited periods.

2.    Major classifications of inventories are:

                                                     (Unaudited)
                                                     -----------
                                                   October 31, 1999          July 31, 1999
                                                   ----------------          -------------
         Raw materials                                 $32,270,015             $31,479,371
         Chassis                                        18,090,267              19,944,422
         Work in process                                22,372,719              20,959,710
         Finished goods                                 10,764,491               4,128,011
                                                        ----------               ---------
               Total                                    83,497,492              76,511,514
         Less excess of FIFO costs
                   over LIFO costs                       3,868,235               3,661,235
                                                         ---------               ---------
         Total inventories                             $79,629,257             $72,850,279
                                                       ===========             ===========

3.    Earnings Per Share
                                                              Three Months                 Three Months
                                                                  ended                        ended
                                                            October 31, 1999             October 31, 1998
                                                            ----------------             ----------------
      Weighted average shares outstanding
        for basic earnings per share                           12,148,235                   12,220,818
      Stock options                                                57,415                       56,099
                                                               ----------                   ----------
      Total - For diluted shares                               12,205,650                   12,276,917
                                                               ==========                   ==========

4.    Stockholders' Equity

      Comprehensive income for the quarters ended October 31, 1999 and 1998 was
      $10,083,766 and $6,902,724, respectively.
                                                               Three Months                Three Months
                                                                   ended                       ended
                                                             October 31, 1999            October 31, 1998
                                                             ----------------            ----------------
      Net Income                                               $ 9,659,908                 $ 6,992,201
      Foreign currency translation adjustment                      215,211                     (89,477)
      Unrealized appreciation on investments                       208,647                        --
                                                               -----------                 -----------
      Comprehensive Income                                     $10,083,766                 $ 6,902,724
                                                               ===========                 ===========

 5.   Segment Information                                      Three Months                  Three Months
                                                                   ended                         ended
                                                             October 31, 1999              October 31, 1998
                                                             ----------------              ----------------
      Net Sales:
        Recreation vehicles
           Towables                                            $  93,044,286               $  80,582,529
           Motorized                                              67,573,924                  55,863,818
           Other                                                   2,135,606                   1,873,437
        Buses                                                     58,266,936                  50,857,156
                                                               -------------               -------------
        Total                                                  $ 221,020,752               $ 189,176,940
                                                               =============               =============

      Operating Income:
        Recreation vehicles                                    $  11,846,858               $   8,933,572
        Buses                                                      5,228,394                   3,335,725
        Corporate                                                 (1,372,921)                   (975,215)
                                                               -------------               -------------
        Total                                                  $  15,702,331               $  11,294,082
                                                               =============               =============


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ------------------------------------------
                                                    (CONTINUED)
                                                    -----------



      Identifiable Assets:
        Recreation vehicles                                    $112,515,384                    $98,960,442
        Buses                                                    60,082,975                     51,799,333
        Corporate                                                78,437,879                     60,165,915
                                                              -------------                  -------------
        Total                                                  $251,036,238                   $210,925,690
                                                               ============                   ============


6. In December, 1998, the Company sold certain assets and liabilities of the Company's Thor West operations for $1,011,954 to the management of Thor West. Thor West's net sales and operating loss included in the three months ended October 1998 consolidated statements of income of Thor Industries, Inc. are $4,050,351 and $(848,207), respectively. As part of the transaction, the Company agreed to guarantee $750,000 of debt of the acquirer and assumed a $750,000 unsecured subordinated note. The note has a three year term and bears interest at 10%.

      During the first quarter of fiscal 2000, pursuant to an agreement to discontinue purchasing and consigning chassis to Mountain High Coachworks, Thor agreed to guarantee up to $1,000,000 of financing on chassis purchased through Ford Motor Credit. In the event that Mountain High Coachworks is not able to continue performing its warranty obligations, the Company would be responsible for warranty on Thor West product sold before December 9, 1998.

7. Derivative Instruments and Hedging Activities - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000. The effect on the Company's financial statements has not yet been determined.



                                     PART II

Item 4.    Submission of Matters to a Vote of Security Holders

           On September 16, 1999 a form 14-C was filed to inform stockholders of Thor Industries, Inc. that the holder of a majority of the outstanding stock of the Company had delivered written consent to the Company approving the 1999 Stock Option Plan.

Item 6.    Exhibits and Reports on Form 8-K

           a.)   Exhibit

                  NA

           b.)   Reports on Form 8-K

                  On October 25, 1999, a Form 8-K was filed with the Securities and Exchange Commission pursuant to a release No. 42021 regarding Section 21C of the Securities Exchange Act of 1934.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Quarter Ended October 31, 1999 vs.
   Quarter Ended October 31, 1998
---------------------------------

Net sales for the first quarter totaled $221,020,752, up 16.8% from $189,176,940 in the same period last year. Income before income taxes was $16,487,101, up 37.8% from $11,961,117 in the same period last year. Of this $4,525,984 increase in income before taxes, $695,644 represents reduced losses of Thor West of $221,122 in 1999 versus loss from operations of $726,766 and a $190,000 divestment loss in 1998. The remaining increase is attributable to increased sales. Recreation vehicle revenues of $162,753,816 were 17.7% higher than last year and were 74% of total company revenues compared to 73% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $58,266,935 were 14.6% higher than last year and were 26% of total company revenues compared to 27% last year. Price increases averaged approximately 1.5% for the quarter ended October 31, 1999.

1999 operating income totaled $15,702,331, up 39% from $11,294,082 in the same period last year. Of this $4,408,249 increase in operating income, $658,207 is due to operating losses of Thor West in 1998 compared to no operating losses in 1999. The remaining income is the result of increased revenues. Selling, general and administrative expenses and amortization of intangibles increased to $13,867,160, 6.3% of sales, from $11,728,356, 6.2% of sales, primarily due to increased income related compensation and selling expense related to increased volume. Interest income increased by $236,684 primarily due to investment of cash. The combined income tax rate was 41.4% in the current year compared to 41.5% last year.

Financial Condition and Liquidity
---------------------------------

As of October 31, 1999, Thor had $54,060,736 in cash and cash equivalents, compared to $68,865,635 on July 31, 1999. Working capital at October 31, 1999 was $129,216,870 compared to $123,094,097 at July 31, 1999. Inventory valued at current cost at October 31, 1999 exceeded the LIFO inventory by $3,868,235.

At October 31, 1999, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at October 31, 1999. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on October 30, 2000. The Company had no long term debt as of October 31, 1999.

On July 22, 1999, The Board of Directors adopted the Thor Industries, Inc. 1999 Stock Option Plan which was subsequently approved by a majority of its shareholders. Under the terms of the Plan, options to purchase 500,000 shares may be granted to selected executives of Thor Industries within a 10 year period.

During the first quarter of fiscal 2000, Thor purchased 22,700 shares of its common stock, increasing treasury stock by $560,234.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. Capital expenditures of $2,559,977 were primarily for expansion of the Company's Four Winds manufacturing facility. Additional funds to complete this expansion will be approximately $1,000,000. The Company anticipates additional capital expenditures in fiscal year 2000 of approximately $5,200,000 primarily to expand its Komfort and Thor California RV operations and its bus operations in total.

Amortization of intangibles increased from $389,335 for the period ended October 31, 1998, to $446,987 for the period ended October 31, 1999.

YEAR 2000 Issues
----------------

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





                                             THOR INDUSTRIES, INC.
                                                 (Registrant)





DATE           12/8/99                 /s/   Wade F. B. Thompson
      ---------------------                  -----------------------------------
                                             Wade F. B. Thompson
                                             Chairman of the Board, President
                                             and Chief Executive Officer






DATE          12/8/99                  /s/   Walter L. Bennett
      ---------------------                  -----------------------------------
                                             Walter L. Bennett
                                             Senior Vice President
                                             Secretary (Chief Financial Officer)