Form 10-Q
period 2000-01-31
THOR INDUSTRIES INC
filed 2000-03-16
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED  January 31, 2000              COMMISSION FILE NUMBER  1-9235
                   ----------------                                      ------




                              THOR INDUSTRIES, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   93-0768752
  -------------------------------                   -------------------
  (State of other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


     419 West Pike Street, Jackson Center, OH              45334-0629
     ----------------------------------------           ----------------
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X       No
                             -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at 1/31/2000
          -----                            ------------------------

  Common stock, par value                      12,105,260 shares
       $.10 per share


                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                                                          (Unaudited)
                                                                          -----------
                                                                        January 31, 2000        July 31, 1999
                                                                        ----------------        -------------
Current assets:
     Cash and cash equivalents                                              $38,497,787          $68,865,635
     Investments short term                                                  12,629,225                   --
     Accounts receivable:
         Trade                                                               54,670,988           52,167,539
         Other                                                                  749,406            1,667,486
     Inventories                                                             86,564,134           72,850,279
     Deferred income taxes and other                                          9,635,107            6,572,972
                                                                              ---------            ---------
         Total current assets                                               202,746,647          202,123,911
                                                                            -----------          -----------
Property:
     Land                                                                     1,493,415            1,400,995
     Buildings and improvements                                              21,017,104           19,010,749
     Machinery and equipment                                                 16,206,776           14,122,834
                                                                             ----------           ----------
         Total cost                                                          38,717,295           34,534,578
     Accumulated depreciation and amortization                               13,260,675           12,218,224
                                                                             ----------           ----------
         Property, net                                                       25,456,620           22,316,354
                                                                             ----------           ----------
Investments:
     Joint ventures                                                           3,460,568            3,419,101
     Other                                                                    4,541,894                   --
                                                                              ---------           ----------
Other assets:
     Goodwill                                                                10,996,236           11,251,342
     Non compete                                                              1,683,812            2,235,010
     Trademarks                                                               1,932,650            2,020,319
     Other                                                                    2,857,079            2,545,698
                                                                              ---------            ---------
         Total other assets                                                  17,469,777           18,052,369
                                                                             ----------           ----------

TOTAL ASSETS                                                               $253,675,506         $245,911,735
                                                                           ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                       $42,150,862          $48,290,096
     Accrued liabilities:
         Taxes                                                                2,988,744                   --
         Compensation and related items                                       9,620,310           13,676,462
         Product warranties                                                  11,296,961           11,543,598
         Other                                                                5,821,326            5,519,658
                                                                              ---------            ---------
              Total current liabilities                                      71,878,203           79,029,814
                                                                             ----------           ----------
Other liabilities                                                             1,596,956            1,508,756
Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
         issued 13,730,997 shares @ 01/31/00 and 13,715,147
         shares @ 7/31/99; par value of $.10 per share                        1,373,100            1,371,515
     Additional paid in capital                                              25,984,030           25,684,380
     Foreign currency translation                                             (869,494)          (1,198,511)
     Retained earnings                                                      177,904,051          162,018,698
     Restricted Stock Plan                                                    (346,324)            (216,168)
     Unrealized depreciation on investments                                   (148,950)                   --
     Cost of treasury shares 1,625,737 shares @ 01/31/00;
        1,566,637 shares @ 7/31/99                                         (23,696,066)         (22,286,749)
                                                                           ------------         ------------
         Total stockholders' equity                                         180,200,347          165,373,165
                                                                            -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $253,675,506         $245,911,735
                                                                           ============         ============

See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
      -------------------------------------------------------------------


                                                                          (Unaudited)
                                                                          -----------

                                                   THREE MONTHS ENDED JANUARY 31               SIX MONTHS ENDED JANUARY 31
                                                  -----------------------------                ---------------------------
                                                     2000                1999                     2000               1999
                                                     ----                ----                     ----               ----

Net sales                                         $193,709,463        $165,533,004             $414,730,215       $354,709,944

Cost of products sold                              168,743,799         144,547,890              360,195,060        310,702,392
                                                   -----------         -----------              -----------        -----------

Gross profit                                        24,965,664          20,985,114               54,535,155         44,007,552

Selling, general, and
   administrative expenses                          13,530,986          11,649,927               27,398,146         23,378,283
                                                    ----------          ----------               ----------         ----------

Operating income                                    11,434,678           9,335,187               27,137,009         20,629,269

Interest income                                        736,264             461,714                1,553,850          1,042,616

Interest expense                                      (71,299)            (25,416)                (111,065)           (54,747)

Other income (expense)                                  28,453           (169,480)                  256,524            135,984

Loss on divestment of subsidiary                     (706,955)           (402,688)                (928,077)          (592,688)
                                                     ---------           ---------                ---------          ---------

Income before income taxes                          11,421,141           9,199,317               27,908,241         21,160,434

Provision for income taxes                           4,710,798           3,747,031               11,537,991          8,715,947
                                                     ---------           ---------               ----------          ---------

Net income                                          $6,710,343          $5,452,286              $16,370,250        $12,444,487
                                                    ==========          ==========              ===========        ===========



Average common shares outstanding                   12,109,647          12,185,359               12,128,941         12,203,088
---------------------------------                   ==========          ==========               ==========         ==========

Earnings per common share:
-------------------------
       Basic                                              $.55                $.45                    $1.35              $1.02
                                                          ====                ====                    =====              =====

       Diluted                                            $.55                $.44                    $1.34              $1.01
                                                          ====                ====                    =====              =====

Dividends paid per common share                           $.02                $.02                     $.04               $.04
-------------------------------                           ====                ====                     ====               ====


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
               --------------------------------------------------

                                                                                             (Unaudited)
                                                                                             -----------
                                                                                    2000                    1999
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $16,370,250             $12,444,487
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                        1,358,723               1,110,994
Amortization                                                                          893,973                 751,169
Loss on divestment of subsidiary                                                      928,077                      --

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                                                (1,585,369)               (169,102)
Inventories                                                                       (13,713,855)            (13,106,273)
Prepaid expenses and other                                                         (3,376,296)                (81,691)
Accounts payable                                                                   (6,139,234)            (10,327,225)
Accrued liabilities                                                                (1,940,454)               (365,507)
Other liabilities                                                                     155,633                 112,674
                                                                                -------------           -------------

Net cash used in operating activities                                              (7,048,552)             (9,630,474)
-------------------------------------                                           -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                            (4,487,558)             (3,543,910)
Disposals of property, plant & equipment                                               30,086                  37,969
Purchase of available for sale investment                                          (4,771,048)                     --
Purchase of trading investments                                                   (12,661,714)                     --
Proceeds from sale of subsidiary                                                           --                 261,954
                                                                                -------------           -------------

Net cash used in investing activities                                             (21,890,234)             (3,243,987)
-------------------------------------                                           -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (484,897)               (486,675)
Purchase of treasury stock                                                         (1,409,317)             (1,683,573)
Proceeds from issuance of common stock                                                136,135                      --
                                                                                -------------           -------------

Net cash used in financing activities                                              (1,758,079)             (2,170,248)
-------------------------------------                                           -------------           -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               329,017                   5,025
                                                                                -------------           -------------
Net decrease in cash and equivalents                                              (30,367,848)            (15,039,684)
Cash and equivalents, beginning of year                                            68,865,635              43,531,805
                                                                                -------------           -------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $38,497,787             $28,492,121
                                                                                =============           =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                  $9,256,950              $8,808,459
Interest paid                                                                         111,065                  54,747
NON-CASH TRANSACTIONS:
Issuance of restricted stock                                                          165,100                 126,372
Note from Mountain High Coachworks, Inc.                                                   --                 750,000


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


 2.   Major classifications of inventories are:

                                                                    (Unaudited)

                                                                  January 31, 2000           July 31, 1999
                                                                  ----------------           -------------
         Raw materials                                               $36,155,422                $31,479,371
         Chassis                                                      19,375,512                 19,944,422
         Work in process                                              20,595,514                 20,959,710
         Finished goods                                               14,512,921                  4,128,011
                                                                      ----------                  ---------
               Total                                                  90,639,369                 76,511,514
         Less excess of FIFO costs over LIFO costs                     4,075,235                  3,661,235
                                                                       ---------                  ---------
               Total inventories                                     $86,564,134                $72,850,279
                                                                     ===========                ===========

 3.   Earnings Per Share:
                                  Three months            Three months             Six months              Six months
                                      ended                   ended                  ended                    ended
                                 January 31, 2000       January 31, 1999        January 31, 2000        January 31, 1999
                                 ----------------       ----------------        ----------------        ----------------
     Weighted average shares
      outstanding for basic
      earnings per share                12,109,647           12,185,359              12,128,941              12,203,088
      Stock options                         59,886               67,467                  58,674                  62,102
                                     -------------        -------------           -------------         ---------------

      Total - diluted shares            12,169,533           12,252,826              12,187,615              12,265,190
                                        ==========           ==========              ==========              ==========


 4.   Comprehensive Income:
                                  Three months            Three months             Six months              Six months
                                      ended                   ended                  ended                    ended
                                 January 31, 2000       January 31, 1999        January 31, 2000        January 31, 1999
                                 ----------------       ----------------        ----------------        ----------------

      Net Income                        $6,710,343           $5,452,286             $16,370,250             $12,444,487
      Foreign currency
            translation adj.               113,806               75,905                 329,017                   5,025
      Unrealized depreciation
             on investments              (357,597)                   --               (148,950)                      --
                                     -------------        -------------         ---------------         ---------------

      Comprehensive Income              $6,366,552           $5,528,191             $16,550,317             $12,449,512
                                        ==========           ==========             ===========             ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.    Segment Information:
                                   Three Months           Three Months               Six Months                Six Months
                                       ended                  ended                    ended                      ended
                                 January 31, 2000       January 31, 1999          January 31, 2000          January 31, 1999
                                 ----------------       ----------------          ----------------          ----------------
      Net Sales:
        Recreation vehicles
           Towables                   $76,099,087            $64,396,718              $169,143,373             $144,979,247
           Motorized                   55,971,287             46,328,464               123,545,211              102,192,282
           Other                        1,845,143              1,645,289                 3,980,749                3,518,726
        Buses                          59,793,946             53,162,533               118,060,882              104,019,689
                                       ----------             ----------               -----------              -----------
        Total                        $193,709,463           $165,533,004              $414,730,215             $354,709,944
                                     ============           ============              ============             ============

      Operating Income:
        Recreation vehicles            $8,081,185             $5,607,276               $19,928,043              $14,540,848
        Buses                           4,765,504              4,816,708                 9,993,898                8,152,433
        Corporate                     (1,412,011)            (1,088,797)               (2,784,932)              (2,064,012)
                                      -----------            -----------               -----------              -----------
        Total                         $11,434,678             $9,335,187               $27,137,009              $20,629,269
                                      ===========             ==========               ===========              ===========

      Identifiable Assets:
        Recreation vehicles                                                           $122,954,112             $109,209,308
        Buses                                                                           56,849,546               55,118,085
        Corporate                                                                       73,871,848               45,428,037
                                                                                        ----------               ----------
        Total                                                                         $253,675,506             $209,755,430
                                                                                      ============             ============

6. In December 1998, the Company sold certain assets and liabilities of the Company's Thor West operations for $1,011,954 to the management of Thor West. Thor West's net sales and operating loss included in the three months ended October 1998 consolidated statements of income of Thor Industries, Inc. are $4,050,351 and $(848,207), respectively.

      As part of the transaction, the Company agreed to guarantee $750,000 of secured debt of the acquirer, Mountain High Coachworks, and during the first quarter of fiscal 2000, pursuant to an agreement to discontinue purchasing and consigning chassis to Mountain High Coachworks, the Company agreed to guarantee up to $1,000,000 of financing on chassis purchased through Ford Motor Credit. No reserve has been provided for either guarantee.

      During the second quarter of fiscal 2000, the Company reserved $707,000 for losses it may incur due to serious financial difficulties being encountered by Mountain High Coachworks and its ability to pay for certain chassis due Thor. In the event that Mountain High Coachworks is not able to continue performing its warranty obligations, the Company would be responsible for warranty on Thor West product sold before December 9, 1998.

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

8. The Company classifies its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for investments in Debt & Equity Securities," which requires that all applicable investments be categorized as either trading, available-for-sale or held-to-maturity securities. At January 31, 2000, the Company held equity securities with a fair value of $4,541,894 and cost basis of $4,771,048. The securities are classified as available-for-sale and included in other investments. Gross unrealized holding losses of $229,154 are reported as a separate component of Stockholders' Equity, net of deferred income taxes. There were no sales of investments during the six months ended January 31, 2000. In addition, the Company has acquired certain debt securities during the second quarter that are classified as trading securities and reported as investments short term. The change in net unrealized depreciation is included in income during the quarter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                    Continued
                                    ---------





                                     PART II


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Annual Meeting of Shareholders on December 6, 1999

            Matters Voted on by Shareholders:
            ---------------------------------

              1.) Election of Directors: Wade F.B. Thompson, Neil D. Chrisman, and Jan H. Suwinski

            Results of Voting by Shareholders:
            ----------------------------------

                                                  For                Against              Abstain
              Wade F.B. Thompson              10,953,533               -0-                39,274
              Neil D. Chrisman                10,977,549               -0-                15,258
              Jan H. Suwinski                 10,978,720               -0-                14,087

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------

Quarter Ended January 31, 2000 vs. Quarter Ended January 31, 1999
-----------------------------------------------------------------

Net sales for the second quarter totaled $193,709,463 up 17.0% from $165,533,004 in the same period last year. Income before income taxes was $11,421,141 up 24.2% from $9,199,317 in the same period last year. The increase in income before taxes of $2,221,824 is primarily attributable to increased sales. Recreation vehicle revenues of $133,915,517 were 19.2% higher than last year and were 69.1% of total company revenues compared to 68.0% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $59,793,946 were 12.5% higher than last year and were 30.9% of total company revenues compared to 32.0% last year. There were no price increases in the quarter ended January 31, 2000.

2000 operating income totaled $11,434,678, up 22.5% from $9,335,187 in the same period last year. The $2,099,491 increase in operating income is the result of increased revenues. Selling, general and administrative expense and amortization of intangibles increased to $13,530,986, 7.0% of sales, from $11,649,927, 7.0% of sales, primarily due to increased income related compensation and selling expense related to increased volume. Interest income increased by $274,550 primarily due to investment of cash. During the second quarter of fiscal 2000, the Company reserved $707,000 for losses it may incur due to serious financial difficulties being encountered by Mountain High Coachworks and its ability to pay for certain chassis due Thor. The combined income tax rate was 41.2% in the current year compared to 40.7% last year.

Six Months Ended January 31, 2000 vs. Six Months Ended January 31, 1999
-----------------------------------------------------------------------

Net sales for the six months totaled $414,730,215, up 16.9% from $354,709,944 in the same period last year. Income before income taxes was $27,908,241, up 31.9% from $21,160,434 in the same period last year. Of the $6,747,807 increase in income before taxes, $391,357 represents reduced losses of Thor West in 2000 of $928,077 versus loss from operations of $726,746, a $592,688 loss on divestment in 1999, and $454,916 represents the increase in net interest income. The remaining increase is attributable to increased sales. Recreation vehicle revenues of $296,669,333 were 18.3% higher than last year and were 71.5% of total company revenue compared to 71.0% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $118,060,882 were 13.5% higher than last year and were 28.5% of total company revenues compared to 29.0% last year. Manufacturing gross profits increased to 13.1% compared to 12.4% last year due primarily to higher volumes. Price increases averaged approximately 1.5% for the six months ended January 31, 2000.

2000 operating income totaled $27,137,009, up 31.5% from $20,629,269 in the same period last year. Of the $6,507,740 increase in operating income, $726,746 represents reduced operating losses of Thor West in 2000 of $ -0- versus $726,746 in 1999. The balance of increased operating income is the result of increased revenues. Selling, general and administrative expense and amortization of intangibles increased to $27,398,146, 6.6% of sales, from $23,378,283, 6.6% of sales, primarily due to increased income related compensation and selling expenses related to increased volumes. Interest income increased by $511,234 primarily due to investment of cash. The combined income tax rate was 41.3% in the current year compared to 41.2% last year.

Financial Condition and Liquidity
---------------------------------

As of January 31, 2000, the Company had $51,127,012 in cash, cash equivalents and short term investments, compared to $68,865,635 on July 31, 1999. Working capital at January 31, 2000 was $130,868,444 compared to $123,094,097 at July 31, 1999. Inventory valued at current cost at January 31, 2000 exceeded the LIFO inventory by $4,075,235.

On January 31, 2000, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at January 31, 2000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 2000. The Company had no long term debt as of January 31, 2000.

During the six months of fiscal 2000, Thor purchased 59,100 shares of its common stock, increasing treasury stock by $1,409,317.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------
                                    CONTINUED
                                    ---------


The Company believes internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. Capital expenditures of $4,487,558 were primarily for the expansion of the Company's Four Winds manufacturing facility. The Company anticipates additional capital expenditures in fiscal 2000 of approximately $8,000,000 primarily to expand its Komfort, Thor California, and ElDorado Kansas facilities and the purchase of land and buildings formerly leased by Airstream.

Amortization of intangibles increased from $751,169 for the period ended January 31, 1999 to $893,973 for the period ended January 31, 2000.

Year 2000 Disclosure
--------------------
The Company did not experience any significant Year 2000 issues in its information technology ("IT") systems or non-information technology systems through January 31, 2000. No major business processes, operations or customer deliveries were disrupted as a result of the Year 2000 issue.

Through January 31, 2000, the total cost associated with the Year 2000 projects was approximately $343,000, substantially all of which was to purchase revised software and hardware, and was funded through operating cash flows.

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


                                            THOR INDUSTRIES, INC.
                                                (Registrant)


DATE       March 10, 2000                    (Signed)  /s/ Wade F. B. Thompson
          -------------------------                    ------------------------
                                                       Wade F. B. Thompson,
                                                       Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer




DATE       March 10, 2000                    (Signed)  /s/ Walter L. Bennett
          -------------------------                    ------------------------
                                                       Walter L. Bennett, Senior
                                                       Vice President,
                                                       Secretary (Chief
                                                       Accounting Officer)