Form 10-Q
period 2000-04-30
THOR INDUSTRIES INC
filed 2000-06-13
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 2000               COMMISSION FILE NUMBER  1-9235
                   --------------                                       ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     93-0768752
 -------------------------------------------            ------------------
    (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


     419 West Pike Street, Jackson Center, OH                 45334-0629
     ----------------------------------------              --------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           Yes            X                      No
                 ------------------                    ------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at 4/30/00
               -----                     ----------------------

     Common stock, par value                12,105,260 shares
          $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                                                        (UNAUDITED)
                                                                                       --------------
                                                                                       APRIL 30, 2000         JULY 31, 1999
                                                                                       --------------         -------------
Current assets:
     Cash and cash equivalents                                                            $31,741,915          $68,865,635
     Investments short term                                                                17,653,506                   --
     Accounts receivable:
         Trade                                                                             73,179,245           52,167,539
         Other                                                                              1,585,072            1,667,486
     Inventories                                                                           88,950,438           72,850,279
     Deferred income taxes and other                                                        8,310,059            6,572,972
                                                                                         ------------         ------------
         Total current assets                                                             221,420,235          202,123,911
                                                                                         ------------         ------------
Property:
     Land                                                                                   1,873,891            1,400,995
     Buildings and improvements                                                            24,280,642           19,010,749
     Machinery and equipment                                                               17,261,476           14,122,834
                                                                                         ------------         ------------
          Total cost                                                                       43,416,009           34,534,578
     Accumulated depreciation and amortization                                             13,917,592           12,218,224
                                                                                         ------------         ------------
         Property, net                                                                     29,498,417           22,316,354
                                                                                         ------------         ------------
Investments:
     Joint ventures                                                                         3,213,501            3,419,101
     Investments available for sale                                                        10,434,524                   --
                                                                                         ------------         ------------
         Total investments                                                                 13,648,025            3,419,101
                                                                                         ------------         ------------
Other assets:
     Goodwill                                                                              10,868,684           11,251,342
     Non compete                                                                            1,408,213            2,235,010
     Trademarks                                                                             1,888,815            2,020,319
     Other                                                                                  2,861,746            2,545,698
                                                                                         ------------         ------------
         Total other assets                                                                17,027,458           18,052,369
                                                                                         ------------         ------------

TOTAL ASSETS                                                                             $281,594,135         $245,911,735
                                                                                         ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                     $53,448,506          $48,290,096
     Accrued liabilities:
         Taxes                                                                              2,746,840                   --
         Compensation and related items                                                    12,021,792           13,676,462
         Product warranties                                                                11,977,407           11,543,598
         Other                                                                              6,876,568            5,519,658
                                                                                         ------------         ------------
              Total current liabilities                                                    87,071,113           79,029,814
                                                                                         ------------         ------------

Other liabilities                                                                           4,341,056            1,508,756

Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
         issued 13,730,997 shares @ 4/30/00 and13,715,147
         shares @ 7/31/99; par value of $.10 per share                                      1,373,100            1,371,515
     Additional paid in capital                                                            25,984,030           25,684,380
     Foreign currency translation                                                          (1,006,662)          (1,198,511)
     Retained earnings                                                                    187,752,150          162,018,698
     Restricted Stock                                                                        (315,884)            (216,168)
     Unrealized appreciation on investments                                                    91,298                   --
     Cost of treasury shares 1,625,737 shares @
         4/30/00; 1,566,637 shares @ 7/31/99                                              (23,696,066)         (22,286,749)
                                                                                         ------------         ------------
         Total stockholders' equity                                                       190,181,966          165,373,165
                                                                                         ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $281,594,135         $245,911,735
                                                                                         ============         ============

See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999
       ------------------------------------------------------------------

                                                                                  (UNAUDITED)
                                                                                  -----------

                                                    THREE MONTHS ENDED APRIL 30                   NINE MONTHS ENDED APRIL 30
                                                  --------------------------------             -------------------------------
                                                     2000                1999                     2000               1999
                                                     ----                ----                     ----               ----

Net sales                                         $243,942,573        $223,707,917             $658,672,789       $578,417,861

Cost of products sold                              211,541,705         193,890,089              571,736,766        504,592,481
                                                   -----------         -----------              -----------        -----------

Gross profit                                        32,400,868          29,817,828               86,936,023         73,825,380

Selling, general, and
  administrative expenses                           15,197,243          14,335,033               42,595,389         37,713,316

Loss on divestment of subsidiary                     1,120,248             538,339                2,048,325          1,131,007

Interest income                                        848,267             367,910                2,402,117          1,410,526

Interest expense                                        53,323              16,751                  164,388             71,498

Other income (expense)                                  65,797            (20,724)                  322,321            115,240
                                                   -----------         -----------              -----------        -----------

Income before income taxes                          16,944,118          15,274,891               44,852,359         36,435,325

Provision for income taxes                           6,853,913           6,325,041               18,391,904         15,040,988
                                                   -----------         -----------              -----------        -----------

Net income                                         $10,090,205          $8,949,850              $26,460,455        $21,394,337
                                                   ===========          ==========              ===========        ===========


Average common shares outstanding                   12,105,260          12,166,608               12,121,163         12,191,195
---------------------------------


Earnings per common share
-------------------------
       Basic                                              $.83                $.73                    $2.18              $1.75
                                                          ====                ====                    =====              =====

       Diluted                                            $.83                $.73                    $2.17              $1.75
                                                          ====                ====                    =====              =====


Dividends paid per common share                           $.02                $.02                     $.06               $.06
-------------------------------                           ====                ====                     ====               ====





See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                -------------------------------------------------

                                                                                             (UNAUDITED)
                                                                                             -----------
                                                                                    2000                    1999
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $26,460,455             $21,394,337
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                        2,065,712               1,654,482
Amortization                                                                        1,340,959               1,113,004
Loss on divestment of subsidiary                                                    2,048,325                      --
Deferred income taxes                                                               2,700,000                      --

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                                              (20,929,292)             (9,891,615)
Inventories                                                                      (16,100,159)            (13,247,623)
Prepaid expenses and other                                                        (1,959,016)                 432,325
Accounts payable                                                                    5,158,410                  54,581
Accrued liabilities                                                                   834,564               6,271,503
Other liabilities                                                                     267,092                 169,011
                                                                                -------------            ------------

Net cash provided by operating activities                                           1,887,050               7,950,005
-----------------------------------------                                       -------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                           (9,244,208)             (5,277,924)
Disposals of property, plant & equipment                                               58,753                  38,569
Purchase of investments                                                          (28,016,979)                      --
Proceeds from sale of subsidiary                                                           --                 261,954
                                                                                -------------            ------------

Net cash used in investing activities                                            (37,202,434)             (4,977,401)
-------------------------------------                                           -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                      (727,003)               (730,371)
Purchase of treasury stock                                                        (1,409,317)             (2,707,213)
Proceeds from issuance of common stock                                                136,135                      --
                                                                                -------------            ------------

Net cash used in financing activities                                             (2,000,185)             (3,437,584)
-------------------------------------                                           -------------            ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               191,849               (992,814)
                                                                                -------------            ------------
Net increase (decrease) in cash and equivalents                                  (37,123,720)             (1,457,794)
Cash and equivalents, beginning of year                                            68,865,635              43,531,805
                                                                                -------------            ------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $31,741,915             $42,074,011
                                                                                  ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                  13,449,400              14,206,835
Interest paid                                                                         164,388                  71,498

NON-CASH TRANSACTIONS:
Issuance of restricted stock                                                          165,100                 126,372
Note from Mountain High Coachworks, Inc.                                                --                    750,000

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

 2.   Major classifications of inventories are:

                                                                    (Unaudited)
                                                                    -----------
                                                                  April 30, 2000             July 31, 1999
                                                                  --------------             -------------

         Raw materials                                               $36,461,952                $31,479,371
         Chassis                                                      25,251,507                 19,944,422
         Work in process                                              20,344,371                 20,959,710
         Finished goods                                               11,174,843                  4,128,011
                                                                     -----------                -----------
               Total                                                  93,232,673                 76,511,514

         Less excess of FIFO costs over LIFO costs                     4,282,235                  3,661,235
                                                                     -----------                -----------
               Total inventories                                     $88,950,438                $72,850,279
                                                                     ===========                ===========

3.    Earnings Per Share:

                                          Three months          Three months            Nine months           Nine months
                                              ended                 ended                 ended                  ended
                                         April 30, 2000        April 30, 1999         April 30, 2000        April 30, 1999
                                         --------------        --------------         --------------        --------------

      Weighted average shares
       outstanding for basic
       earnings per share                  12,105,260            12,166,608              12,121,163           12,191,195
      Stock options                            55,170                69,606                  57,546               64,734
                                          -----------            ----------             -----------           ----------

      Total - For diluted shares           12,160,430            12,236,214              12,178,709           12,255,929
                                           ==========            ==========              ==========           ==========

4.       Comprehensive Income:

                                          Three months          Three months            Nine months           Nine months
                                              ended                 ended                 ended                  ended
                                         April 30, 2000        April 30, 1999         April 30, 2000        April 30, 1999
                                         --------------        --------------         --------------        --------------

      Net Income                          $10,090,205            $8,949,850             $26,460,455          $21,394,337
      Foreign currency
            translation adj.                (137,168)             (997,839)                 191,849            (992,814)
      Unrealized appreciation
             on investments                   240,248                    --                  91,298                   --
                                          -----------            ----------             -----------          -----------

      Comprehensive Income                $10,193,285            $7,952,011             $26,743,602          $20,401,523
                                          ===========            ==========             ===========          ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                    CONTINUED
                                    ---------

5.    Segment Information:

                                   Three Months           Three Months               Nine Months               Nine Months
                                       ended                  ended                    ended                      ended
                                  April 30, 2000         April 30, 1999            April 30, 2000            April 30, 1999
                                  --------------         --------------            --------------            --------------
      Net Sales:
        Recreation vehicles
           Towables                  $113,633,048           $100,971,749              $282,776,422             $245,950,996
           Motorized                   75,193,766             64,857,826               198,738,977              167,050,108
           Other                        1,984,273              1,962,809                 5,965,022                5,481,535
        Buses                          53,131,486             55,915,533               171,192,368              159,935,222
                                     ------------           ------------              ------------             ------------
        Total                        $243,942,573           $223,707,917              $658,672,789             $578,417,861
                                     ============           ============              ============             ============

      Income Before Income Taxes:
        Recreation vehicles           $13,793,890            $12,060,976               $33,753,767              $26,645,213
        Buses                           3,427,319              4,618,402                12,599,574               11,962,615
        Corporate                       (277,091)            (1,404.487)               (1,500,982)              (2,172,503)
                                     ------------           ------------              ------------             ------------
        Total                         $16,944,118            $15,274,891               $44,852,359              $36,435,325
                                     ============           ============              ============             ============

                                                                                    April 30, 2000            July 31, 1999
                                                                                    --------------            -------------
      Identifiable Assets:
        Recreation vehicles                                                           $126,888,900             $108,343,111
        Buses                                                                           65,953,111               52,203,114
        Corporate                                                                       88,752,124               85,365,510
                                                                                        ----------               ----------
        Total                                                                         $281,594,135             $245,911,735
                                                                                      ============             ============

6. In December 1998, the Company sold certain assets and liabilities of the Company's Thor West operations for $1,011,954 to the management of Thor West. Thor West's net sales and loss from operation included in the nine months ended April 30, 1999 consolidated statements of income of Thor Industries, Inc. are $4,050,351 and $(726,746), respectively.

      As part of the transaction, the Company agreed to guarantee $750,000 of secured debt of the acquirer, Mountain High Coachworks, and during the first quarter of fiscal 2000, pursuant to an agreement to discontinue purchasing and consigning chassis to Mountain High Coachworks, the Company agreed to guarantee up to $1,000,000 of financing on chassis purchased through Ford Motor Credit.

      At April 30, 2000 the Company has a reserve recorded of $1,275,881 for anticipated losses related to the dissolution of Mountain High Coachworks.

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

8. The Company classifies its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for investments in Debt & Equity Securities," which requires that all applicable investments be categorized as either trading, available-for-sale or held-to-maturity securities. At April 30, 2000, the Company held equity securities with a fair value of $10,434,524 and cost basis of $10,343,226. The securities are classified as available-for-sale and included in other investments. Unrealized holding gain of $91,298 is reported as a separate component of Stockholders' Equity net of deferred income taxes. There were no sales of investments during the nine months ended April 30, 2000. In addition, the Company has certain debt securities that are classified as trading securities and reported as investments short term. The change in net unrealized appreciation is included in income during the quarter.

                                     PART II


Item 6.     Exhibits and Reports on Form 8-K

              a.)   Exhibit

                      N/A

              b.)   Reports on Form 8-K

                      N/A

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------


Quarter Ended April 30, 2000 vs. Quarter Ended April 30, 1999
-------------------------------------------------------------

Net sales for the third quarter totaled $243,942,573 up 9.0% from $223,707,917 in the same period last year. Income before income taxes was $16,944,118, up 10.9% from $15,274,891 in the same period last year. The increase in income before taxes, $1,669,227 is primarily attributed to increased sales, increase in net interest income of approximately $443,000 and offset by an increase in costs associated with the divestment of a former subsidiary of approximately $582,000. Recreation vehicle revenues of $190,811,087 were 13.7% higher than last year and were 78.2% of total company revenues compared to 75.0% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $53,131,486 were down 5.0% compared to last year and were 21.8% of total company revenue compared to 25.0% last year. This revenue decline was due largely to a chassis shortage, which has since improved. There were no price increases in the quarter ended April 30, 2000. Selling, general and administrative expense and amortization of intangibles increased to $15,197,243, 6.2% of sales from $14,335,033, 6.4% of sales primarily due to increased income related compensation and selling expense related to increased volume. Net interest income increased by approximately $443,000 primarily due to increased investable cash and higher returns during the current period compared to the prior years. During the third quarter of fiscal 2000, the Company reserved $1,120,000 for losses it anticipates incurring related to the dissolution of a former operation sold in 1998. The combined income tax rate was 40.5% in the current year compared to 41.4% last year primarily due to the recording of tax savings generated by the Company's Foreign Sales Corporation.

Nine Months Ended April 30, 2000 vs. Nine Months Ended April 30, 1999
---------------------------------------------------------------------

Net sales for the nine months totaled $658,672,789, up 13.9% from $578,417,861 in the same period last year. Income before income taxes was $44,852,359, up 23.1% from $36,435,325 in the same period last year. Of the $8,417,034 increase in income before taxes, $190,572 represents increased losses related to Thor West in 2000 of $2,048,325 versus loss from operation of $726,746 and a $1,131,007 loss on divestment in 1999. Approximately $898,000 represents the increase in net interest income and the remaining increase is attributable to increased sales. Recreation vehicle revenues of $487,480,421 were 16.5% higher than last year and were 74.0% of total company revenue compared to 72.3% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $171,192,368 were 7.0% higher than last year and were 26.0% of total company revenues compared to 27.7% last year. Manufacturing gross profits increased to 13.2% compared to 12.8% last year due primarily to higher volumes. Price increases averaged 1.5% for the nine months ended April 30, 2000. Selling, general and administrative expenses and amortization of intangibles increased to $42,595,389, 6.5% of sales, from $37,713,316, 6.5% of sales, primarily due to increased income related compensation and selling expenses related to increased volumes. Net interest income increased by approximately $898,000 primarily due to increased investable cash and higher returns during the current period compared to the prior years. The combined income tax rate was 41.0% in the current year compared to 41.3% last year primarily due to the recording of tax savings generated by the Company's Foreign Sales Corporation.

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    ------------------------------------------------------------------------
                              OPERATIONS CONTINUED
                              --------------------

Financial Condition and Liquidity
---------------------------------

As of April 30, 2000, the Company had $49,395,421 in cash, cash equivalents and short term investments, compared to $68,865,635 on July 31, 1999. Working capital at April 30, 2000 was $134,349,122 compared to $123,094,097 at July 31,
1999. Inventory valued at current cost at April 30, 2000 exceeded the LIFO inventory by $4,282,235.

On April 30, 2000, the Company had a $30,000,000 revolving line of credit with Harris Trust and Savings Bank. There were no borrowings at April 30, 2000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 2000. The Company had no long term debt as of April 30, 2000.

During the nine months of fiscal 2000, Thor purchased 59,100 shares of its common stock, increasing treasury stock by $1,409,317. During the same nine months proceeds from stock options exercised totaled $136,135.

The Company believes internally generated funds and the revolving credit agreement already in place will be sufficient to meet current operating needs and anticipated capital requirements. Capital expenditures year-to-date of $9,244,000 were primarily for the expansion of the Four Winds and ElDorado Kansas manufacturing facilities, and the purchase of land and buildings formerly leased by Airstream. The Company anticipates additional capital expenditures in fiscal 2000 of approximately $1,790,000 primarily to expand its Komfort, Thor California and ElDorado Kansas plants.

Amortization of intangibles increased from $1,113,003 for the period ended April 30, 1999 to $1,340,959 for the period ended April 30, 2000.


Year 2000 Disclosure
--------------------

The Company did not experience any significant Year 2000 issues in its information technology ("IT") systems or non-information technology systems through April 30, 2000. No major business processes, operations or customer deliveries were disrupted as a result of the Year 2000 issue.

Through April 30, 2000, the total cost associated with the Year 2000 projects was approximately $343,000, substantially all of which was to purchase revised software and hardware, and was funded through operating cash flows.

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



DATE          June 12, 2000                       (Signed)     /s/         Wade F. B. Thompson
          ------------------------------                    ----------------------------------
                                                              Wade F. B. Thompson, Chairman of the Board,
                                                              President and Chief Executive Officer




DATE          June 12, 2000                       (Signed)      /s/           Walter L. Bennett
          ------------------------------                    -----------------------------------
                                                              Walter L. Bennett, Senior Vice President,
                                                              Secretary (Chief Accounting Officer)