Form 10-K405
period 2000-07-31
THOR INDUSTRIES INC
filed 2000-10-25
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    ---------
                                    FORM 10-K
                                    ---------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the fiscal year ended July 31, 2000, Commission File Number 1-9235


                              THOR INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       93-0768752
-------------------------------------              -----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

419 W. Pike Street, Jackson Center, Ohio                     45334-0629
----------------------------------------           -----------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
Common Stock (par value $.10)         New York Stock Exchange
-----------------------------         -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on October 6, 2000, was $146,025,537 based upon closing price on the New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 13, 2000, was 11,986,460.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 4, 2000 are incorporated by reference in Part III.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS

Thor Industries, Inc. (the "Company"), founded in 1980, produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada.

The Company's principal operating subsidiaries are Airstream, Inc. ("Airstream"); Dutchmen Manufacturing, Inc. ("Dutchmen"); Four Winds International, Inc. ("Four Winds"); Thor America, Inc. ("Thor America"); Komfort Corp. ("Komfort"); Aero Coach, Inc. ("Aero"); Citair, Inc. ("Citair"); Thor California, Inc. ("Thor California"); ElDorado National Kansas, Inc. ("ElDorado Kansas"); ElDorado National California, Inc. ("ElDorado California") and Champion Bus, Inc. ("Champion").

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

During fiscal 1998 the Company shut down its losing bus operation in Brown City, Michigan and sold its losing Thor West operations to that company's management. The selling price of certain assets and liabilities of Thor West was $1,011,954. As part of the transaction, Thor agreed to guarantee $750,000 of debt of the acquirer and assumed a $750,000 unsecured subordinated note. The note had a three year term and bears an interest rate of 10%. This sale was made on no less favorable terms than if it had been sold to an unaffiliated third party.

During 2000, Mountain High Coachworks, the entity that purchased the Thor West operation, filed for bankruptcy which resulted in Thor being required to honor its guarantee of $750,000 of Mountain High Coachwork's debt as well as assume responsibility for warranties of Thor West product sold prior to December, 1998. In addition, losses were incurred in subletting the Thor West facility and writing off debt due Thor from Mountain High.

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

DUTCHMEN

Dutchmen manufactures and sells conventional travel trailers and fifth wheels under the trade names "Dutchmen" and "Four Winds." Dutchmen also manufactures and sells laminated fifth wheels and travel trailers under the brand names "Signature", "5th Avenue", "Zephyr" and "Breeze". It has become one of the largest-selling brands in the United States due to its reputation for a quality product sold at a lower price.

AERO

Aero manufactures and sells laminated, lightweight, European-styled travel trailers and fifth wheels designed for towing behind cars, mini vans, sport utility vehicles and trucks.

The Company manufactures folding camping trailers, which it sells under the "Dutchmen" and "Skamper" trade names.

FOUR WINDS

Four Winds manufactures and sells Class C and Class A motorhomes. Its products are sold under the "Four Winds," "Hurricane," "Infinity," "WindSport," "Dutchmen" and "Chateau" trade names.

THOR AMERICA

Thor America manufactures and sells moderately priced travel trailers and fifth wheels under the trade names "Citation" and "Chateau."

CITAIR

Citair is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name "General Coach" and sells under the trade names "Citation" and "Corsair."

KOMFORT

Komfort manufactures and sells travel trailers and fifth wheels and sells primarily in the western United States and western Canada.

THOR CALIFORNIA

Thor California manufactures and sells travel trailers and fifth wheels under the brand names "Wanderer" and "Tahoe" primarily in the western United States.

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

Management believes that Thor Bus (ElDorado National and Champion) is the largest manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid Size Bus Manufacturers Association.

PRODUCT LINE SALES SEGMENT

The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years.

                                      2000                     1999                       1998
                                      ----                     ----                       ----
                                                             ($000)
                                 Amount      %             Amount      %               Amount      %
--------------------------------------------------------------------------------------------------------
Recreation vehicles            $659,411     74           $588,936     73             $547,485     77
Buses                           234,586     26            216,870     27              168,115     23
--------------------------------------------------------------------------------------------------------
Total Net Sales                $893,997    100           $805,806    100             $715,600    100

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

PRODUCTION. In order to minimize finished inventory, the Company's RVs generally are produced to order. The Company's facilities are designed to provide efficient assembly line manufacturing of its products. The Company believes that its production facilities are sufficient for its current production levels. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring additional facilities.

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

The relationship between Thor and its chassis suppliers is similar to all buyer/vendor relationships and no special contractual commitment is engaged in by either party. Historically Ford and General Motors resort to an allocation basis industry wide during restriction of supply. These allocations would be based on previously purchased chassis volumes. Sales of motor homes and small buses rely on these chassis and are affected accordingly.

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

MARKETING AND DISTRIBUTION. The Company markets its RVs through independent dealers located throughout the U.S. and Canada. Each of the Company's RV subsidiaries maintains its own dealer organization, with few dealers carrying more than one product line offered by the Company. Presently there are approximately 981 dealers carrying the Company's products in the U.S. and Canada. The Company believes that close working relationships between its management personnel and the many independent dealers provide the Company with valuable information on customer preferences and the quality and marketability of the Company's products. Additionally, by maintaining substantially separate dealer networks for each of its subsidiaries, the Company's products are more likely to be competing against competitor's products in similar price ranges rather than the Company's other products.

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

During fiscal 2000 the losses incurred due to repurchase were approximately $401,000 compared to $682,000 during fiscal 1999.

Thor entered the retail recreation vehicle financing business in March, 1994. Thor Credit Corporation is a captive finance company owned by Thor Industries and Deutsche Financial Services, a major national financial institution engaged in recreation vehicle financing.

In March 1996, Thor and Cruise America, Inc. formed a joint venture,
CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public.

BACKLOGS. As of July 31, 2000, the backlog for recreation vehicle orders was approximately $62,489,000 compared to $105,084,000 at July 31, 1999. All vehicle orders in the backlog are expected to be filled in fiscal 2001.

WARRANTIES. The Company currently provides retail purchasers of its RVs with a standard limited warranty for two years against defects in materials and workmanship, and two years on certain major components separately warranted by the suppliers. Certain components, such as the chassis and engines of the Company's motorhomes, are warranted by their manufacturers for periods specified by those manufacturers.

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

The principal raw materials used in the manufacturing of buses are fiberglass, steel, aluminum, plywood, and plastic. Most of the raw materials and components needed are purchased from numerous suppliers. The Company purchases most of its bus chassis from Ford and General Motors and most of its engines from Cummins. The Company believes that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on the Company's operations. The Company incurred shortages of Ford chassis during the year which adversely affected its ability to produce buses, and to a lesser extent Class C motor homes, for its customers.

MARKETING AND DISTRIBUTION. The Company markets its product line through a network of 69 independent dealers in the United States and Canada. The Company selects dealers using criteria similar to those used in selecting RV dealers. During fiscal 2000, only one dealer, Creative Bus Sales Inc. of Fountain Valley, California at 12% accounted for more than 10% of the Company's net bus revenue. The Company also sells its buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities.

Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms. During fiscal 2000 losses due to repurchase of buses were not material.

BACKLOG. As of July 31, 2000 the backlog for bus orders was approximately $204,771,000 compared to $131,927,000 at July 31, 1999. All bus orders in the backlog are expected to be filled in fiscal 2001.

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

The Company does not believe that compliance with above mentioned regulations will have any material effect on capital expenditures, earnings or competitive position.

COMPETITION

The RV industry is characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The RV market is intensely competitive with a number of other manufacturers selling products which compete directly with those of the Company. Competition in the industry is based upon price, design, value, quality, and service. The Company believes that the quality, design, and price of its products and the warranty coverage and service it provides is such that its products compete favorably for retail purchasers. The Company estimates that it is the second largest RV manufacturer in units produced.

The Company estimates that it has a 35% market share of the U.S. and Canadian small and mid-size bus market. Other competitors offer lines of buses which compete with all of the Company's products. Price, quality, and delivery are the primary competitive factors. As with its RVs, the Company believes that the quality, design, and price of its products, the warranty coverage and service it provides, and the loyalty of its customers is such that its products compare favorably with similarly priced products of its competitors.

TRADE NAMES AND PATENTS

The Company has registered United States and Canadian trade names or licenses under the trade names of others, covering the principal trade names and model lines under which its products are marketed. The Company is not dependent upon any patents or technology licenses in the conduct of its business.

EMPLOYEE RELATIONS

At July 31, 2000, the Company had approximately 3,238 employees in the United States and 283 in Canada. Of these 3,521 employees, 417 are salaried. Citair's and Thor America's approximately 396 hourly employees are currently represented by certified labor organizations. Citair's and Thor America's current labor agreements covering their operations expire at various times between September 2000 and October, 2003. The Company's employees at other facilities are not represented by certified labor organizations. The Company believes it maintains a good working relationship with its employees.

RESEARCH AND DEVELOPMENT

During the fiscal years 2000, 1999 and 1998, the Company spent approximately $521,000, $619,000 and $847,000 respectively, on research and development activities.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Canadian sales from operations in Canada and export sales to Canada from United States operations amounted to approximately 3.7% and 4.7%, respectively, of the Company's total net sales to unaffiliated customers in fiscal year 2000.

FORWARD LOOKING STATEMENTS

This annual report includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained herein or to reflect any change in expectations of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based.

ITEM 2. PROPERTIES

The Company owns or leases approximately 2,356,000 square feet of plant and office space. Management believes that the Company's present facilities, consisting primarily of steel clad, steel or wood frame, or masonry construction, and the machinery and equipment contained therein, are well maintained and in good condition. The Company believes that it would be able to obtain replacement premises at acceptable costs for its leased premises should its leases not be renewed.

The following table describes the location, number and size of the Company's facilities as of July 31, 2000.

                                                                                   Approximate
                                                                                    Building
                                                                   No. of             Area
Location                                     Owned or Leased      Buildings        Square Feet
--------                                     ---------------      ---------        -----------
RVs
Jackson Center, OH (Airstream) .............     Owned                11             309,000
Middleburg, PA (Thor America) ..............     Owned                 3             116,000
Hensall, Ontario, Canada (Citair) ..........     Owned                 1              97,000
Oliver, B.C., Canada (Citair) ..............     Owned                 1              55,000
Oliver, B.C., Canada (Citair) (4) ..........     Leased                1              14,000
Ontario, CA (Thor West) (1) ................     Leased                1             111,000
Middlebury, IN (Dutchmen) ..................     Owned                 1              20,000
Goshen, IN (Dutchmen) ......................     Owned                 6             261,000
Goshen, IN (Dutchmen) (11) .................     Leased                1              45,000
Syracuse, IN (Fold Down) ...................     Owned                 1              46,000
Syracuse, IN, (Aero) .......................     Owned                 2              67,000
Syracuse, IN, (Aero) (9) ...................     Leased                1              52,000
Bristol, IN (Dutchmen) (5) .................     Leased                6             106,000
Elkhart, IN (Four Winds) ...................     Owned                 5             351,000
Milwaukie, OR (Komfort) (6) ................     Leased                1              57,000
Moreno Valley, CA (Thor California) (7)          Leased                4             166,000
BUSES
Salina, KS (ElDorado Kansas) ...............     Owned                 2              93,000
Salina, KS (ElDorado Kansas) (8) ...........     Leased                1               8,000
Salina, KS (ElDorado Kansas) (10) ..........     Leased                1              23,000
Salina, KS (ElDorado Kansas) (2) ...........     Leased                1              23,000
Salina, KS (ElDorado Kansas) ...............     Owned                 1              53,000
Chino, CA (ElDorado California) (3) ........     Leased                1              64,000
Chino, CA (ElDorado California) (3) ........     Leased                1              10,000
Chino, CA (ElDorado California) (3) ........     Leased                1               8,000
Imlay City, Michigan (Champion Bus) ........     Owned                 5             201,000
                                                                 ---------------------------
TOTAL ......................................                          60           2,356,000
                                                                 ===========================

(1) This location is occupied under a ten-year net lease with the right of first refusal if a sale is proposed by lessor. The lease expires in 2001 with an option to renew for two consecutive five-year terms. Facility has been sublet through term of lease.
(2)  This location is occupied under a month to month lease.
(3) This location is occupied under a net lease which expires in 11/2000 with a 1-year renewal option.
(4) This location is occupied under a net lease which is on a month to month basis.
(5) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.
(6) This location is occupied under a net lease which expires in 2005 with an option to extend for 5 years.
(7) This location is occupied under a net lease which expires in 2008 with an option to extend for 5 years
(8) This location is occupied under a net lease which is on a month to month basis with 60 day notice of termination.
(9)  This location is occupied under a net lease which expires in 2001.
(10) This location is occupied under a net lease which expires in 2001 with an annual renewal option on a year to year basis.
(11) This location is occupied under a net lease which expires in 2004 with an option to extend for 5 years.

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

                                                  Fiscal 2000              Fiscal 1999
                                              ------------------       -------------------
                                                High       Low           High        Low
                                              -------    -------       --------    -------
First Quarter...............................  $ 30.25    $ 24.50       $  26.25    $ 20.00
Second Quarter..............................    30.50      23.00          27.00      20.63
Third Quarter...............................    30.56      23.50          31.50      22.25
Fourth Quarter..............................    27.31      20.75          30.63      24.38

(B)  HOLDERS

As of October 13, 2000, the number of holders of record of the Company's common stock was 204.

(C)  DIVIDENDS

The Company paid quarterly dividends of $.02 a share during 2000. The Company paid quarterly dividends of $.03 ($.02 after adjustment for stock split) a share during its quarter ended October 31, 1997 and January 31, 1998. A 3-for-2 common stock split was declared effective April 6, 1998 and in the April 30, 1998 and July 31, 1998 quarters a $.02 a share dividend was paid. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors which the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Fiscal years ended July 31,
                                              -----------------------------------------------------------------------------
                                                      2000           1999             1998             1997           1996
                                              -----------------------------------------------------------------------------
INCOME STATEMENT DATA:                                               ($000, except per share amounts)


Net sales..................................  $    893,997     $   805,806      $   715,600      $   624,435    $    602,078
Net income.................................        36,119          30,766           19,395           16,423          14,851
Earnings per common share:
   Basic...................................          2.98            2.53             1.59             1.32            1.12
   Diluted.................................          2.97            2.52             1.58             1.31            1.12
Dividends per common share.................           .08             .08              .08              .08             .08
BALANCE SHEET DATA:
Total assets...............................  $    282,131     $   245,912      $   213,981      $   170,969    $    173,818

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales in fiscal 2000 totaled $893,997,086 versus $805,805,904 in fiscal 1999. Net income in fiscal 2000 totaled $36,119,408 versus $30,766,195 in 1999.
Basic earnings per common share were $2.98 in 2000 versus $2.53 in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

The consolidated statements of income for the years ended July 31, 2000, 1999 and 1998 shown as a percentage of net sales are:

                                                                                    Fiscal years ended July 31,
                                                                 -------------------------------------------------------------------
                                                                            2000                1999                1998
                                                                 -------------------------------------------------------------------
Net sales......................................................            100.0%             100.0%              100.0%
Cost of products sold..........................................             86.8               87.0                88.5
Gross profit...................................................             13.2               13.0                11.5
Selling, general and administrative expenses...................              6.5                6.6                 6.6
Loss on divestment of subsidiaries.............................              (.3)               (.2)                (.4)
Other income (net).............................................               .4                 .3                  .1
                                                                 -------------------------------------------------------------------
Income before income taxes.....................................              6.8                6.5                 4.6
Provision for income taxes.....................................              2.8                2.7                 1.9
                                                                 -------------------------------------------------------------------
Net income.....................................................              4.0%               3.8%                2.7%
                                                                 -------------------------------------------------------------------

2000 VS. 1999

Net sales totaled $893,997,086 up 10.9% from $805,805,904 in the same period last year. Income before income taxes was $60,872,947 up 16.1% from $52,435,679 last year. The increase in income before income taxes of $8,437,268 was primarily attributed to increased sales, increase in net interest income of approximately $1,053,000 and offset by an increase in costs associated with the divestment of a former subsidiary of approximately $511,000.

Recreation vehicle revenues of $659,410,865 were 12% higher than last years $588,936,150 and accounted for 73.8% of total company revenues compared to 73.1% last year. Recreation vehicle revenues were up primarily due to increased unit sales. Bus revenues of $234,586,221 were 8.2% higher than last years $216,869,754 and accounted for 26.2% of total company revenue compared to 26.9% last year. Bus revenues were up primarily due to increased unit sales and product mix. The Company incurred a shortage of Ford chassis during the year which affected its ability to produce buses, and to a lesser extent Class C motor homes, for its customers.

Manufacturing gross profit increased as a percentage of sales from 13.0% to 13.2% in 2000 due primarily to higher volumes. Price increases averaged 1.5% for the twelve months ended July 31, 2000. Selling, general and administrative expenses and amortization of intangibles increased to $58,559,078, 6.5% of sales, from $53,338,397, 6.6% of sales, primarily due to increased income related compensation and selling expenses related to increased volume.

Interest income increased by $1,134,093 primarily due to increased investable cash and higher returns during this year compared to last year. Interest expense increased by $81,339.

During fiscal 2000 the Company recognized $2,323,714 for losses related to the divestment of Thor West and the subsequent bankruptcy of Mountain High Coachworks, the entity that purchased the Thor West operation. Thor was required to honor its guarantee of $750,000 of Mountain High debt as well as assume responsibility for warranties of Thor West product sold prior to December 1998. In addition, losses were incurred in subletting the Thor West facility and writing off debt to Thor from Mountain High. The combined income tax rate was 40.7% in the current year compared to 41.3% last year primarily due to recording of tax savings generated by the Company's foreign sales corporation.

1999 VS. 1998

Net sales totaled $805,805,904 up 12.6% from $715,600,390 in the same period in 1998. Income before income taxes was $52,435,679, up 58.7% from $33,050,894 in 1998. Of this $19,384,785 increase in income before income taxes, $4,459,874 represented an increase in income of Champion Bus, Inc. acquired February 9, 1998, $5,810,116 represented reduced losses of Thor West in 1999 of $2,539,292 versus $8,349,408 in 1998 and $1,836,883 represented reduced losses of ElDorado National Michigan in 1999 of $35,014 versus $1,871,897 in 1998. Included in 1998 income is a gain on the sale of Henschen Industrial of $1,269,000. In general the Company did not materially adjust its sales prices in fiscal 1999.

Recreation vehicle revenues of $588,936,150 were 7.6% higher than $547,484,994 in 1998. Recreation vehicle revenues were 73% of total Company revenue compared to 77% in 1998. Recreation vehicle revenues were up primarily due to increased unit sales and product mix. Bus revenues of $216,869,754 were 29% higher than $168,115,396 in 1998. Bus revenues were 27% of total Company revenue compared to 23% in 1998. Bus revenues included sales of $55,990,999 of Champion Bus, Inc. versus $25,809,948 in 1998 and sales of $1,458,418 in 1999 versus $8,851,486 in
1998 of ElDorado National Michigan, which was shut down effective

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

July 31, 1998. Manufacturing gross profit increased as a percentage of sales from 11.5% in 1998 to 13.0% in 1999 due primarily to higher volumes and the ElDorado National Michigan and Thor West losses in 1998. Selling, general and administrative expense and amortization of intangibles increased to $53,338,397, 6.6% of sales, from $47,505,569, 6.6% of sales in 1998, primarily due to increased income related compensation and selling expenses related to increased volume. Interest income increased by $1,314,102 primarily due to investment of cash. Interest expense decreased by $131,713. The combined income tax rate was 41.3% in both 1999 and 1998.

LIQUIDITY

On July 31, 2000, Thor had $77,963,445 in cash, cash equivalents and short term investments, compared to $68,865,635 on July 31, 1999.

Working capital on July 31, 2000, was $138,909,444 compared to $123,094,097 on July 31, 1999. Inventory valued at current cost on July 31, 2000, exceeded LIFO inventory by $4,880,846. The Company has no long term debt. The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line at July 31, 2000. The loan agreement contains certain covenants, including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 2000. The Company anticipates renewing its line of credit prior to expiration.

During fiscal 2000 Thor purchased 192,400 shares of its common stock, increasing treasury stock by $4,305,881.

The Company believes that internally generated funds and the revolving credit agreement already in place will be sufficient to meet current needs and anticipated capital requirements. Capital expenditures of $13,908,163 were primarily for expansion of the Company's Dutchmen, Four Winds, Thor California and Komfort manufacturing facilities and the purchase of land and buildings formerly leased by Airstream and Eldorado National, Kansas. Additional funds to complete these expansions will be approximately $9,800,000. The Company anticipates additional capital expenditures in 2001 of approximately $13,400,000 primarily to expand its Komfort RV operations and its bus operations in total.

ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on applying accounting principles generally accepted in the United States of America, for recognizing revenue. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The impact, if any, of adopting SAB 101 on our consolidated financial position, results of operations and cash flows, has not been determined.

Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded, either as a separate component of stockholders' equity or in the income statement, depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133 will not be significant.

FORWARD LOOKING STATEMENTS

This annual report includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained herein or to reflect any change in expectations of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency related to its operations in Canada. However because of the size of Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact on the Company's financial position or results of operations.

The Company is also exposed to market risks related to interest rates because of its investments in corporate debt securities. A hypothetical 10% change in interest rates would not have a significant impact on the Company's financial position or results of operations.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA QUARTERLY FINANCIAL DATA

                                                ------------------------------------------------------------------------------------
                                                  OCTOBER 31          JANUARY 31           APRIL 30              JULY 31
                                                ------------------------------------------------------------------------------------
                                                                        ($000, except per share amounts)

2000
Net sales...................................    $    221,021       $    193,709        $    243,943       $     235,324
Gross profit................................          29,570             24,965              32,401              31,075
Net income  (1) ............................           9,660              6,710              10,090               9,659
Earnings per common share:
   Basic....................................             .80                .55                 .83                 .80
   Diluted..................................             .79                .55                 .83                 .80
Dividends paid per common share.............             .02                .02                 .02                 .02
MARKET PRICES PER COMMON SHARE:
   High ....................................    $      30.25       $      30.50        $      30.56       $       27.31
   Low .....................................    $      24.50       $      23.00        $      23.50       $       20.75
                                              ======================================================================================

1999
Net sales...................................    $    189,177       $    165,533        $    223,708       $     227,388
Gross profit................................          23,022             20,985              29,818              31,081
Net income  (1) ............................           6,992              5,452               8,950               9,372
Earnings per common share:
   Basic....................................             .57                .45                 .73                 .78
   Diluted..................................             .57                .44                 .73                 .78
Dividends paid per common share.............             .02                .02                 .02                 .02
MARKET PRICES PER COMMON SHARE:
   High ....................................    $      26.25       $      27.00        $      31.50       $       30.63
   Low .....................................    $      20.00       $      20.63        $      22.25       $       24.38
                                              ======================================================================================

(1) Net income in the fourth quarter was increased by $340,000 in 2000 and by $535,000 in 1999 due to adjustments to physical inventories, warranty reserves, management incentives, and $200,000 for recording the tax benefits of a newly formed foreign sales corporation in 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Registrant is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the definitive Proxy Statement, dated on or about October 30, 2000, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 11. MANAGEMENT REMUNERATION

The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION; DIRECTOR COMPENSATION; RESTRICTED STOCK PLAN; SELECT EXECUTIVE INCENTIVE PLAN; PERFORMANCE GRAPH; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; and COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the definitive Proxy Statement, dated on or about October 30, 2000, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the caption for Security Ownership of Management and OWNERSHIP OF COMMON STOCK for principal shareholders, in the definitive Proxy Statement, dated on or about October 30, 2000, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 30, 2000, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.      FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS                                                                          PAGE
         Independent Auditors' Report..................................................................17
         Consolidated Balance Sheets, July 31, 2000 and 1999.......................................18, 19
         Consolidated Statements of Income for the Years Ended
            July 31, 2000, 1999 and 1998...............................................................20
         Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 2000, 1999 and 1998...................................................21
         Consolidated Statements of Cash Flows for the Years Ended
            July 31, 2000, 1999 and 1998...............................................................22
         Notes to Consolidated Financial Statements for the Years Ended
            July 31, 2000, 1999 and 1998............................................................23-28
(a)  2. FINANCIAL STATEMENT SCHEDULE as of July 31, 2000, and FOR
         EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 2000:
         Schedule II--Valuation and Qualifying Accounts................................................29
         All other schedules have been omitted as not required or not applicable under the instructions.
(a)  3. EXHIBITS
          (3)     ARTICLES OF INCORPORATION AND BY-LAWS
          (a)     Registrant's Restated Certificate of..................................................*
                  Incorporation.  (Filed as Exhibit 3(a)
                  to Registration Statement No. 33-13827.)
          (b)     Registrant's By-laws.  (Filed as Exhibit 3(b).........................................*
                  to Registration Statement No. 33-13827.)
          (4)     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
                  Including Indentures
          (a)     Form of Common Stock Certificate......................................................*
                  (Filed as Exhibit 4(a) to Company`s 10-K dated July 31, 1987.)
     10. Material Contracts
          (a)     Thor Industries, Inc. 1999 Stock Option Plan..........................................*
                  (Filed as Exhibit 4.1 to Form S-8 dated November 5, 1999)
          (b)     Thor Industries, Inc. Restricted Stock Plan...........................................*
                  (Filed as Exhibit 4.1 to Form S-8 dated December 3, 1997)
          (c)     Thor Industries, Inc. Select Executive Incentive Plan

(b)  REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the last quarter of the fiscal year ended
         July 31, 2000.

*Incorporated by reference.

(21) SUBSIDIARIES OF THE REGISTRANT

         The subsidiaries of the Registrant, excluding those which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of July 31, 2000, are:

               Airstream, Inc. (a Nevada corporation)
               Thor America, Inc. (a Pennsylvania corporation)
               Citair, Inc. (a Pennsylvania corporation)
               Citair does business in Canada under the name "General Coach." Dutchmen Manufacturing, Inc. (a Delaware corporation)
               Aero Coach, Inc. (a Delaware corporation)
               Four Winds International, Inc. (a Delaware corporation)
               Thor California, Inc. (a Delaware corporation)
               Komfort Corp. (a Delaware corporation)
               ElDorado National California, Inc. (a California corporation) ElDorado National Kansas, Inc. (a Kansas corporation)
               Champion Bus, Inc. (a Delaware corporation)
               General Coach America, Inc. (a Delaware corporation)

(27) FINANCIAL DATA SCHEDULES

         (1)   Financial data schedule for year ended July 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed) /S/ Wade F. B. Thompson
         -----------------------------------------
Wade F. B. Thompson
Chairman, President, and  Chief Executive Officer


Date     10/25/00
         -----------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed) /S/ Peter B. Orthwein                     (Signed)  /S/ Walter L. Bennett
        --------------------------------------              ---------------------------------------
Peter B. Orthwein                                         Walter L. Bennett
Vice Chairman, Treasurer                                  Chief Financial Officer
(Director)                                                (Principal Financial Officer & Principal
                                                          Accounting Officer)

Date  10/25/00                                     Date  10/25/00
     -----------------------------------------         --------------------------------------------



(Signed) /S/ Wade F. B. Thompson                   (Signed)  /S/ Alan Siegel
        --------------------------------------              ---------------------------------------
Wade F. B. Thompson                                       Alan Siegel
Chairman, President, and Chief Executive                  Director
Officer (Principal Executive Officer
and Director)

Date  10/25/00                                     Date  10/25/00
     -----------------------------------------         --------------------------------------------



(Signed)  /S/ William C. Tomson                    (Signed)   /S/ Neil D. Chrisman
        --------------------------------------              ---------------------------------------
William C. Tomson                                         Neil D. Chrisman
Director                                                  Director

Date   10/25/00                                    Date  10/25/00
     -----------------------------------------         --------------------------------------------

                                                   (Signed)  /S/ Jan H. Suwinski
                                                           ----------------------------------------
                                                          Jan H. Suwinski
                                                          Director

                                                   Date      10/25/00
                                                           ----------------------------------------

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS THOR INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the "Company") as of July 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the index of item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio
September 28, 2000

CONSOLIDATED BALANCE SHEETS, JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                       ---------------------------------------------
ASSETS                                                                                             2000               1999
                                                                                       ---------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents...........................................................   $     59,655,251    $    68,865,635
Investments-short term (Note A).....................................................         18,308,194                 --
Accounts receivable:
    Trade, less allowance for doubtful accounts--
    $43,959 in 2000 and $63,485 in 1999.............................................         50,970,187         52,167,539
    Other...........................................................................            973,265          1,667,486
Inventories (Note B)................................................................         89,545,213         72,850,279
Deferred income taxes and other (Note D)............................................          5,835,370          6,572,972
                                                                                       ---------------------------------------------
TOTAL CURRENT ASSETS................................................................        225,287,480        202,123,911
                                                                                       ---------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land................................................................................          5,573,144          1,400,995
Buildings and improvements..........................................................         24,330,742         19,010,749
Machinery and equipment.............................................................         17,926,415         14,122,834
                                                                                       ---------------------------------------------
Total cost..........................................................................         47,830,301         34,534,578
Accumulated depreciation............................................................         14,525,634         12,218,224
                                                                                       ---------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT...................................................         33,304,667         22,316,354
                                                                                       ---------------------------------------------
INVESTMENTS:
Joint ventures......................................................................          2,628,282          3,419,101
Investments available-for-sale (Note A).............................................          3,486,150                 --
                                                                                       ---------------------------------------------
TOTAL INVESTMENTS...................................................................          6,114,432          3,419,101
OTHER ASSETS:
Goodwill............................................................................         10,741,131         11,251,342
Noncompete agreements...............................................................          1,132,614          2,235,010
Trademarks..........................................................................          1,844,981          2,020,319
Other (Note D)......................................................................          3,706,087          2,545,698
                                                                                       ---------------------------------------------
TOTAL OTHER ASSETS..................................................................         17,424,813         18,052,369
                                                                                       ---------------------------------------------
TOTAL...............................................................................   $    282,131,392    $   245,911,735
                                                                                       =============================================

--------------------------------------------------------------------------------
                                 See notes to consolidated financial statements.

                                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                          2000                1999
------------------------------------                                                   ------------------------------------
CURRENT LIABILITIES:

 Accounts payable...................................................................   $     49,824,276   $     48,290,096

 Accrued liabilities:

    Compensation and related items..................................................         13,356,378         13,676,462

    Product warranties..............................................................         11,878,469         11,543,598

    Taxes...........................................................................          4,599,864            522,874

    Other...........................................................................          6,719,049          4,996,784
                                                                                       ------------------------------------

TOTAL CURRENT LIABILITIES...........................................................         86,378,036         79,029,814
                                                                                       ------------------------------------

Deferred income taxes and other liabilities (Note D)................................            549,080          1,508,756
                                                                                       ------------------------------------

Contingent liabilities (Note G).....................................................                 --                 --

STOCKHOLDERS' EQUITY (NOTE H):

Preferred stock--authorized 1,000,000 shares; none outstanding.......................                --                 --

Common stock--par value of $.10 a share;
  authorized, 20,000,000 shares;
  issued 13,743,997 shares in 2000 and 13,715,147 in 1999, at cost..................          1,374,400          1,371,515

Additional paid-in capital..........................................................         26,169,020         25,684,380

Retained earnings...................................................................        197,171,503        162,018,698

Restricted stock plan...............................................................          (297,305)          (216,168)

Accumulated other comprehensive income (loss).......................................        (2,620,712)        (1,198,511)
                                                                                       ------------------------------------

Total...............................................................................        221,796,906        187,659,914

Less 1,759,037 treasury shares in 2000 and 1,566,637 in 1999, at cost...............       (26,592,630)       (22,286,749)
                                                                                       ------------------------------------

TOTAL STOCKHOLDERS' EQUITY..........................................................        195,204,276        165,373,165
                                                                                       ------------------------------------
TOTAL...............................................................................   $    282,131,392   $    245,911,735
                                                                                       ====================================

--------------------------------------------------------------------------------

                                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JULY 31, 2000, 1999 AND
1998
--------------------------------------------------------------------------------

                                                              ------------------------------------------------------------
                                                                       2000                 1999                 1998
                                                              ------------------------------------------------------------
NET SALES                                                     $      893,997,086     $    805,805,904      $   715,600,390
Cost of products sold.................................               775,985,892          700,900,070          632,999,085
                                                              ------------------------------------------------------------
GROSS PROFIT                                                         118,011,194          104,905,834           82,601,305
Selling, general and administrative expenses..........                56,771,133           51,863,559           45,601,175
Amortization of intangibles...........................                 1,787,945            1,474,838            1,904,394
Loss on divestment of subsidiaries (Note L)...........               (2,323,714)          (1,812,526)          (2,721,000)
Interest income.......................................                 3,317,484            2,183,391              869,289
Interest expense......................................                 (197,296)            (115,957)            (247,670)
Other.................................................                   624,357              613,334               54,539
                                                              ------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            60,872,947           52,435,679           33,050,894
Income taxes (Note D).................................                24,753,539           21,669,484           13,655,666
                                                              ------------------------------------------------------------
NET INCOME                                                    $       36,119,408     $     30,766,195      $    19,395,228
                                                              ============================================================

EARNINGS PER COMMON SHARE (NOTE A)
Basic.................................................        $             2.98     $           2.53      $          1.59
Diluted...............................................        $             2.97     $           2.52      $          1.58

                                See  notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                            Treasury Stock                            Common Stock
                                 -------------------------------------------------------------------------------

                                     Shares               Amount               Shares              Amount
                                 -------------------------------------------------------------------------------

JULY 31, 1997                          955,758        $ (19,376,248)            9,099,247        $     909,925

Net income                                --                   --                    --                   --
Stock option activity                     --                   --                  36,100                3,610
Restricted stock activity                 --                   --                   5,150                  515
Stock split                            477,879                 --               4,552,200              455,220
Cash dividends - $.08
   per common share                       --                   --                    --                   --
Foreign currency
  translation adjustment                  --                   --                    --                   --
Compensation expense                      --                   --                    --                   --
                                 -------------------------------------------------------------------------------
JULY 31, 1998                        1,433,637          (19,376,248)           13,692,697            1,369,270

Net income                                --                   --                    --                   --
Shares purchased                       133,000           (2,910,501)                 --                   --
Stock option activity                     --                   --                  17,000                1,700
Restricted stock activity                 --                   --                   5,450                  545
Cash dividends - $.08
  per common share                        --                   --                    --                   --
Foreign currency
  translation adjustment                  --                   --                    --                   --
Compensation expense                      --                   --                    --                   --
                                 -------------------------------------------------------------------------------
JULY 31, 1999                        1,566,637          (22,286,749)           13,715,147            1,371,515

Net income                                --                   --                    --                   --
Shares purchased                       192,400           (4,305,881)
Stock option activity                     --                   --                  22,500                2,250
Restricted stock
activity                                                                            6,350                  635
Cash dividends - $.08
  per common share                        --                   --                    --                   --
Unrealized depreciation
  on investments                          --                   --                    --                   --
Foreign currency
  translation adjustment                  --                   --                    --                   --
Compensation expense                      --                   --                    --                   --
                                 -------------------------------------------------------------------------------
JULY 31, 2000                        1,759,037        $ (26,592,630)           13,743,997        $   1,374,400
                                 ===============================================================================

                             Additional          Restricted              Accumulated                                   Compre-
                               Paid-In              Stock               Other Compre-           Retained                hensive
                               Capital              Plan                hensive Loss            Earnings                Income
                            -------------------------------------------------------------------------------------------------------

JULY 31, 1997               $  25,105,120         $        --           $    (629,546)        $ 113,810,210                  --

Net income                           --                    --                    --              19,395,228         $  19,395,228
Stock option activity             513,070                  --                    --                    --                    --
Restricted stock activity         154,950              (155,465)                 --                    --                    --
Stock split                      (456,497)                 --                    --                    --                    --
Cash dividends - $.08
   per common share                  --                    --                    --                (978,250)                 --
Foreign currency
  translation adjustment             --                    --                (555,393)                 --                (555,393)
Compensation expense                 --                  17,921                  --                    --                    --
                            -------------------------------------------------------------------------------------------------------
JULY 31, 1998                  25,316,643              (137,544)           (1,184,939)          132,227,188         $  18,839,835
                                                                                                                    =============

Net income                           --                    --                    --              30,766,195         $  30,766,195
Shares purchased                     --                    --                    --                    --                    --
Stock option activity             241,910                  --                    --                    --                    --
Restricted stock activity         125,827              (126,372)                 --                    --                    --
Cash dividends - $.08
  per common share                   --                    --                    --                (974,685)                 --
Foreign currency
  translation adjustment             --                    --                 (13,572)                 --                 (13,572)
Compensation expense                 --                  47,748                  --                    --                    --
                            -------------------------------------------------------------------------------------------------------
JULY 31, 1999                  25,684,380              (216,168)           (1,198,511)          162,018,698         $  30,752,623
                                                                                                                    =============
Net income                           --                    --                    --              36,119,408         $  36,119,408
Shares purchased
Stock option activity             320,175                  --                    --                    --                    --
Restricted stock activity         164,465              (165,100)                 --                    --                    --
Cash dividends - $.08
  per common share                   --                    --                    --                (966,603)                 --
Unrealized depreciation
  on investments                     --                    --              (1,504,298)                 --              (1,504,298)
Foreign currency
  translation adjustment             --                    --                  82,097                  --                  82,097
Compensation expense                 --                  83,963                  --                    --                    --
                            -------------------------------------------------------------------------------------------------------
JULY 31, 2000               $  26,169,020         $    (297,305)        $  (2,620,712)        $ 197,171,503         $  34,697,207
                            =======================================================================================================


                                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                  -------------------------------------------------------
                                                                         2000                 1999               1998
                                                                  -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME.....................................................   $   36,119,408          $30,766,195        $19,395,228
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation..............................................        2,888,601            2,255,956          2,464,843
     Amortization of intangibles...............................        1,787,945            1,474,838          1,904,394
     Deferred income taxes.....................................         (318,357)            (382,386)        (2,672,630)
     Net loss on divestment of subsidiaries....................        2,323,714            1,812,526          2,721,000
     Purchase of trading investments...........................      (29,753,354)                  --                 --
     Proceeds from sale of trading investments.................       11,423,052                   --                 --
     Gain on sale of investments available-for-sale............         (621,464)                  --                 --
CHANGES IN ASSETS AND LIABILITIES,
NET OF EFFECTS FROM ACQUISITIONS AND DIVESTMENTS:

Accounts receivable............................................        1,891,573            4,041,278         (2,214,503)
Inventories....................................................      (16,694,934)         (10,901,788)         3,812,032
Deferred taxes and other.......................................          240,226           (1,007,998)          (290,390)
Accounts payable...............................................        1,534,180              292,026          8,769,480
Accrued liabilities............................................        3,490,328            7,474,363          6,833,229
Other..........................................................          319,471              225,348           (391,926)
                                                                  -------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................       14,630,389           36,050,358         40,330,757
                                                                  -------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment.....................      (13,908,163)          (7,448,325)        (2,088,698)
Disposals of property, plant and equipment.....................          114,343              124,991            289,742
Purchase of available-for-sale investments.....................      (11,535,508)                  --                 --
Proceeds from sale of available-for-sale investments...........        6,356,517                   --                 --
Acquisitions--net of cash acquired..............................              --                   --         (9,670,735)
Proceeds from divestment of subsidiary.........................               --              261,954          2,934,973
                                                                  -------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES..........................      (18,972,811)          (7,061,380)        (8,534,718)
                                                                  -------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends.................................................         (966,603)            (974,685)          (978,250)
Purchase of treasury shares....................................       (4,305,881)          (2,910,501)                --
Proceeds from issuance of common stock.........................          322,425              243,610            516,680
                                                                  -------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES .........................       (4,950,059)          (3,641,576)          (461,570)
                                                                  -------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH........................           82,097              (13,572)          (555,393)
                                                                  -------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...........       (9,210,384)          25,333,830         30,779,076
Cash and cash equivalents, beginning of year...................       68,865,635           43,531,805         12,752,729
                                                                  -------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR.........................   $   59,655,251          $68,865,635        $43,531,805
                                                                  =======================================================

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid..............................................   $   20,404,124          $23,353,329        $12,332,383
Interest paid..................................................          197,296              115,957            247,670
NON-CASH TRANSACTIONS:
Issuance of restricted stock...................................          165,100              126,372            155,465
Note from divestment of subsidiary.............................               --              750,000                 --

                                 See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2000, 1999 AND 1998

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS--Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $68,492,238 are held by Harris Trust and Savings Bank. The remaining $9,471,207 is held at various banks.

INVESTMENTS--The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale.

Trading and available-for-sale investments are recorded at fair value. Unrealized holding gains and losses on trading investments are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income, net of income taxes until realized. Realized gains and losses from the sale of available-for-sale investments are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

At July 31, 2000, the Company held equity investments with a fair value of $3,486,150 and cost basis of $5,800,456. The investments are classified as available-for-sale and included in other investments. Gross unrealized losses were $2,314,306. Available-for-sale investments were sold during the year and a gain of $621,464 was recognized in other income.

The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term. Included in other income are net realized losses on trading investments of $12,620.

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

DEPRECIATION--Property, Plant and Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements--ten to thirty-nine years
         Machinery and equipment--three to ten years

OTHER ASSETS--Other assets are amortized using the straight-line method over the estimated lives of the assets as follows:

         Goodwill--twenty or thirty years
         Noncompete agreements--five or ten years
         Trademarks--ten or twenty years

LONG-LIVED ASSETS--Long-lived assets, identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows.

PRODUCT WARRANTIES--Estimated warranty costs are provided at the time of sale of the warranted products.

REVENUE RECOGNITION--Revenues from the sale of recreation vehicles and buses are recognized when title passes to dealers, distributors, or contract buyers.

ESTIMATES--The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY--Assets and liabilities of Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Transaction gains and losses are not significant.

STOCK OPTIONS--The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

EARNINGS PER SHARE--Earnings per share is computed by dividing net income by the following:

                                                                      --------------------------------------------------
                                                                         2000                 1999               1998
                                                                      --------------------------------------------------
Weighted average shares outstanding for
  basic earnings per share.....................................       12,106,199           12,179,962         12,227,307
Stock options..................................................           44,013               42,712             41,914
                                                                      --------------------------------------------------
Total for diluted shares.......................................       12,150,212           12,222,674         12,269,221
                                                                      ==================================================

PENDING ACCOUNTING PRONOUNCEMENTS -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on applying accounting principles generally accepted in the United States of America, for recognizing revenue. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The impact, if any, of adopting SAB 101 on our consolidated financial position, results of operations and cash flows, has not been determined.

Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded, either as a separate component of stockholders' equity or in the income statement, depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133 will not be significant.

RECLASSIFICATIONS--Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform to the presentation used in 2000.

B. INVENTORIES
--------------------------------------------------------------------------------
Major classifications of inventories are:

                                                                                                  AS OF JULY 31,
                                                                                     --------------------------------------
                                                                                                 2000                 1999
                                                                                     -------------------------------------
Finished products .......................................................            $      7,881,216     $      4,128,011
Work in process .........................................................                  21,412,340           20,959,710
Raw materials ...........................................................                  36,010,315           31,479,371
Chassis .................................................................                  29,122,188           19,944,422
                                                                                     -------------------------------------
Total ...................................................................                  94,426,059           76,511,514
Less excess of FIFO costs over LIFO costs ...............................                   4,880,846            3,661,235
                                                                                     -------------------------------------
Total inventories .......................................................            $     89,545,213     $     72,850,279
                                                                                     =====================================

C. LINE OF CREDIT
--------------------------------------------------------------------------------
The Company has a $30,000,000 unsecured revolving line of credit. There was no outstanding balance at July 31, 2000 and 1999. The loan agreement contains certain covenants and the Company must maintain certain financial ratios. The line of credit bears interest below the prime rate (7.5% at July 31, 2000) and expires on November 30, 2000.

D.  INCOME TAXES
--------------------------------------------------------------------------------

                                                                                      YEARS ENDED JULY 31,
                                                                 -------------------------------------------------------
                                                                            2000                 1999               1998
                                                                 -------------------------------------------------------
CURRENT:
  Federal......................................................  $    19,160,948          $17,769,357        $13,122,320
  State and local..............................................        4,635,513            3,397,346          2,468,150
  Foreign......................................................        1,275,435              885,167            737,826
                                                                 -------------------------------------------------------
  Total current................................................       25,071,896           22,051,870         16,328,296
  Total deferred...............................................        (318,357)            (382,386)        (2,672,630)
                                                                 -------------------------------------------------------
  Income taxes.................................................  $    24,753,539          $21,669,484        $13,655,666
                                                                 -------------------------------------------------------

                                                                                             JULY 31,           JULY 31,
                                                                                                 2000               1999
                                                                                        --------------------------------
A SUMMARY OF DEFERRED INCOME TAXES IS:
Current deferred tax asset (liability)
Inventory basis.....................................................................    $ (1,108,368)      $   (911,344)
Employee benefits...................................................................          408,472            360,430
Self-insurance......................................................................          831,457            766,435
Product warranties..................................................................        4,157,464          3,861,327
Divestment of subsidiary............................................................          205,158            578,449
Other...............................................................................        (881,580)          (274,524)
                                                                                        --------------------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN DEFERRED INCOME TAXES AND OTHER.........................................        3,612,603          4,380,773
                                                                                        --------------------------------

LONG-TERM DEFERRED TAX ASSET (LIABILITY):
Property basis......................................................................        (412,689)        (1,022,685)
Investments.........................................................................          810,007                 --
Deferred compensation...............................................................          202,479            117,488
Other...............................................................................          123,661          (267,879)
                                                                                        --------------------------------
TOTAL LONG-TERM DEFERRED TAX ASSET
INCLUDED IN OTHER ASSETS (LIABILITY)................................................          723,458        (1,173,076)
                                                                                        --------------------------------
NET DEFERRED TAX ASSET..............................................................    $   4,336,061      $   3,207,697
                                                                                        ================================

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                                   -----------------------------------------------------
                                                                       2000                 1999               1998
                                                                   -----------------------------------------------------
Provision at statutory rates...................................    $  21,305,531          $18,352,488        $11,567,813
State and local income taxes, net of federal tax benefit.......        3,013,083            2,208,275          1,604,298
Amortization of intangibles....................................          220,966              321,866            212,936
FSC benefit....................................................        (200,000)                   --                 --
Non-deductible loss on divestment of subsidiary................               --                   --            351,293
Other..........................................................          413,959              786,855           (80,674)
                                                                   -----------------------------------------------------
Income taxes ..................................................    $  24,753,539          $21,669,484        $13,655,666
                                                                   =====================================================

Income before income taxes includes foreign income of $3,110,847 in 2000, $2,158,651 in 1999 and $1,878,422 in 1998.

E. LEASES
--------------------------------------------------------------------------------
The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $7,332,936, which includes the following amounts due in each of the next five years ending July 31: $1,671,296 in 2001; $1,267,773 in 2002; $1,113,766 in
2003; $1,085,360 in 2004; $933,914 in 2005 and $1,260,827 thereafter. Rent expense was $2,250,404 in 2000, $2,220,929 in 1999, and $2,616,539 in 1998.

F.  EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------
Substantially all non-highly compensated employees can participate in a 401(k) plan. Company contributions are at the discretion of the Board of Directors, except that Company contributions for union employees are based on hours worked. Total expense for the plans was $212,153 in 2000, $219,942 in 1999, and $164,217 in 1998.

During 2000, the Company established a deferred compensation plan for executives who do not participate in a 401(k) plan. The plan allows executives to defer a portion of their compensation, and direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for as trading securities, and the obligation to the participants is reported as a liability. The Company does not make contributions to the plan. At July 31, 2000, the balance of investments held in this plan was not significant.

G. CONTINGENT LIABILITIES AND COMMITMENTS
--------------------------------------------------------------------------------
It is customary practice for companies in the recreation vehicle industry to enter into agreements with financing institutions to provide financing to their dealers. Generally, the agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent liability approximated $188,000,000 at July 31, 2000, the risk of loss under the agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes any future losses under the agreements will not have a significant effect on consolidated financial position or results of operations.

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Typically, chassis are converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis, and at that time the Company records the inventory. At July 31, 2000, chassis on hand accounted for as consigned, unrecorded inventory was approximately $11,047,000.

The Company is involved in various litigation generally incidental to normal operations. In the opinion of management, the resolution of pending litigation is not expected to have a material effect on financial condition, results of operations or liquidity of the Company.

The Company has commitments for the construction of manufacturing facilities totalling approximately $11,000,000.

H.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Officers and key employees have been granted stock options under the 1988 Incentive Stock Option Plan. No further options may be granted under this plan.

A summary of option transactions under the Incentive Stock Option Plan is as follows:

                                      -----------------------------------------------------------------------------------
                                              2000                         1999                          1998
                                      -----------------------------------------------------------------------------------
                                                    Weighted-                    Weighted-                    Weighted-
                                                     Average                      Average                      Average
                                      Shares     Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                                      -----------------------------------------------------------------------------------
Outstanding at beginning of year      133,000        $14.33        153,000         $14.33       193,650         $   14.33
Exercised                             (22,500)        14.33        (17,000)         14.33       (36,150)            14.33
Canceled                                   --            --         (3,000)         14.33        (4,500)            14.33
                                      -----------------------------------------------------------------------------------
Outstanding at end of year            110,500        $14.33        133,000         $14.33       153,000         $   14.33
                                      ===================================================================================

Exercisable at year-end               110,500        $14.33         71,500         $14.33        27,000         $   14.33

The Company applies APB Opinion No. 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for the stock option plan.

The following summarizes information about stock options outstanding at July 31, 2000, under the 1988 Incentive Stock Option Plan.

------------------------------------------------------------------------------------------------------------------------------------
                OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
                      NUMBER         WEIGHTED-AVERAGE                              NUMBER                 SHARES AVAILABLE
     EXERCISE       OUTSTANDING          REMAINING        WEIGHTED-AVERAGE       EXERCISABLE    EXERCISE      FOR FUTURE
       PRICE     AT JULY 31, 2000    CONTRACTUAL LIFE      EXERCISE PRICE     AT JULY 31, 2000    PRICE        GRANTS
------------------------------------------------------------------------------------------------------------------------------------
      $14.33          110,500            7 years                $14.33             110,500       $14.33          0
====================================================================================================================================

Had compensation cost for the Company's grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per common share would have been as follows:

                                                                 2000                  1999                    1998
                                                             -----------------------------------------------------------
Net income
  As reported ......................................         $  36,119,408          $  30,766,195          $  19,395,228
  Pro forma ........................................         $  36,119,408          $  30,626,400          $  19,255,433
Earnings per common share--basic
  As reported ......................................         $        2.98          $        2.53          $        1.59
  Pro forma ........................................         $        2.98          $        2.51          $        1.57
Earnings per common share--diluted
  As reported ......................................         $        2.97          $        2.52          $        1.58
  Pro forma ........................................         $        2.97          $        2.51          $        1.57

On September 16, 1999, the Board of Directors approved the 1999 Stock Option Plan. Under the Plan, 500,000 options are available for grant. As of July 31, 2000, no options have been granted.

On September 29, 1997, the Board of Directors approved a stock award plan which allows for the granting of up to 150,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue, and the balance after six years. As of July 31, 2000, the Company issued 19,525 shares of restricted stock under the plan and 130,475 shares remain outstanding. Compensation cost related to the plan which is being amortized over the restriction period was $83,963 in 2000, $47,748 in 1999, and $17,921 in 1998.

I. RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------
Research and development expenses were approximately $521,000 in 2000, $619,000 in 1999, and $847,000 in 1998.

J. JOINT VENTURES
--------------------------------------------------------------------------------
In March 1996, the Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to rent recreation vehicles to the public. The Company's total investment of $1,519,732 includes a subordinated note receivable of $1,210,000 due in quarterly installments beginning in fiscal 2001.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreation vehicles to consumer buyers. The Company's total investment of $1,108,550 includes a note receivable of $300,000 due in May 2004.

These investments are 50% owned and are accounted for using the equity method.

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

L. DIVESTMENT OF SUBSIDIARIES
--------------------------------------------------------------------------------
The Company sold its Thor West operations in December 1998. A loss of $3,990,000 was recognized as of July 31, 1998. Additional losses of $1,812,526 and $2,323,714 were recognized during 1999 and 2000, respectively. During 2000, MountainHigh Coach Works, the entity that purchased the Thor West operation, filed bankruptcy which resulted in Thor being required to honor its guarantee of $750,000 of MountainHigh debt as well as assume responsibility for warranties of Thor West product sold prior to December 1998. In addition, losses were incurred in subletting the Thor West facility and writing off debt due Thor from MountainHigh. Thor West's net sales and loss before income taxes included in the consolidated statements of income was, for fiscal 1998, $29,156,641 and $4,359,408, respectively, and, for fiscal 1999, $4,050,351 and $726,766, respectively.

On December 31, 1997, the Company sold for $2,934,973 certain assets and liabilities of Henschen Corp., a division of Airstream, Inc. The transaction resulted in a one time pre-tax gain of approximately $1,269,000.

M.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------
The Company operates in principally two segments - recreation vehicles and small and mid-size buses. Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Operating income is total revenue less cost of sales and operating expenses. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, deferred income tax assets, the cash value of Company-owned life insurance, and various investments.

                                                                      --------------------------------------------------------------
                                                                           2000             1999               1998
                                                                      --------------------------------------------------------------
NET SALES:                                                                     ($000)           ($000)             ($000)
----------
  Recreation vehicles
   Towables                                                           $      387,749      $   353,456         $  333,619
   Motorized                                                                 265,947          227,902            204,494
   Other                                                                       5,715            7,578              9,372
  Buses                                                                      234,586          216,870            168,115
                                                                      --------------------------------------------------------------
  TOTAL                                                               $      893,997      $   805,806         $  715,600
                                                                      ==============================================================
INCOME BEFORE INCOME TAXES:
---------------------------

  Recreation vehicles                                                 $       46,125      $    38,977         $   27,907
  Buses                                                                       17,149           16,726              8,327
  Net loss on divestment of subsidiaries (Note L)                            (2,324)          (1,813)            (2,721)
  Corporate                                                                     (77)          (1,454)              (462)
                                                                      --------------------------------------------------------------
  TOTAL                                                               $       60,873      $    52,436         $   33,051
                                                                      ==============================================================
IDENTIFIABLE ASSETS:
--------------------

  Recreation vehicles                                                 $      118,700      $   108,343         $   96,920
  Buses                                                                       66,251           52,203             57,247
  Corporate                                                                   97,180           85,366             59,814
                                                                      --------------------------------------------------------------
  TOTAL                                                               $      282,131      $   245,912         $  213,981
                                                                      ==============================================================
DEPRECIATION AND AMORTIZATION EXPENSE:
--------------------------------------

  Recreation vehicles                                                 $        3,985      $     3,075         $    3,444
  Buses                                                                          692              656                925
                                                                      --------------------------------------------------------------
  TOTAL                                                               $        4,677      $     3,731        $     4,369
                                                                      ==============================================================
CAPITAL EXPENDITURES:
---------------------

  Recreation vehicles                                                 $       11,207      $     6,839         $    1,749
  Buses                                                                        2,701              609                340
                                                                      --------------------------------------------------------------
  TOTAL                                                               $       13,908      $     7,448      $       2,089
                                                                      ==============================================================

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------
Column A                                            Column B          Column C         Column D          Column E
--------                                            --------          --------         --------          --------
                                                                     Additions
                                                    Balance at        Charged to       Write-offs          Balance
                                                     Beginning         Costs and           Net of         at End of
Description                                          of Period          Expenses       Recoveries            Period
                                                ------------------------------------------------------------------------------------
YEAR ENDED JULY 31, 2000:
Allowance for doubtful accounts ...........     $       63,485   $        54,871   $     (74,397)   $        43,959
                                                ====================================================================================
Accumulated amortization of
goodwill and other intangibles ............     $   18,400,654   $     1,787,945               --   $    20,188,599
                                                ====================================================================================
YEAR ENDED JULY 31, 1999:
Allowance for doubtful accounts ...........     $      115,435   $       261,126   $    (313,076)   $        63,485
                                                ====================================================================================
Accumulated amortization of
goodwill and other intangibles ............     $   20,737,628   $     1,474,838   $  (3,811,812)   $    18,400,654
                                                ====================================================================================
YEAR ENDED JULY 31, 1998:
Allowance for doubtful accounts ...........     $      516,535   $        14,017   $    (415,117)   $       115,435
                                                ====================================================================================
Accumulated amortization of
goodwill and other intangibles (1) ........     $   16,693,704   $     4,043,924               --   $    20,737,628
                                                ====================================================================================

(1)  Includes write-off of intangibles of Thor West of $2,139,530.

                          [THOR INDUSTRIES, INC. LOGO]
         419 West Pike Street - Jackson Center, OH 45334 - 937-596-6849