Form 10-Q
period 2000-10-31
THOR INDUSTRIES INC
filed 2000-12-13
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  OCTOBER 31, 2000               COMMISSION FILE NUMBER  1-9235
                   ----------------                                       ------


                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    93-0768752
 -------------------------------------------          --------------------------
      (State of other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

   419 WEST PIKE STREET, JACKSON CENTER, OH                   45334-0629
   ----------------------------------------              -------------------
   (Address of principal executive offices)                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (937) 596-6849
---------------------------------------------------      --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X             No
                        -------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT 10/31/00
     -----------------------                  -----------------------
     Common stock, par value                     11,986,460 shares
         $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               (UNAUDITED)
                                                            OCTOBER 31, 2000  JULY 31, 2000
                                                            ----------------  -------------
Current assets:
     Cash and cash equivalents                               $  26,048,736   $  59,655,251
     Investments - short term                                   34,248,796      18,308,194
     Accounts receivable:
         Trade                                                  56,867,865      50,970,187
         Other                                                   1,998,540         973,265
     Inventories                                                92,877,947      89,545,213
     Deferred income taxes and other                            10,427,227       5,835,370
                                                             -------------   -------------
         Total current assets                                  222,469,111     225,287,480
                                                             -------------   -------------
Property:
     Land                                                        5,683,179       5,573,144
     Buildings and improvements                                 25,345,629      24,330,742
     Machinery and equipment                                    20,446,904      17,926,415
                                                             -------------   -------------
         Total cost                                             51,475,712      47,830,301
     Accumulated depreciation and amortization                  15,321,511      14,525,634
                                                             -------------   -------------
         Property, net                                          36,154,201      33,304,667
                                                             -------------   -------------
Investments:
     Joint ventures                                              2,636,441       2,628,282
     Investments available for sale                              3,864,341       3,486,150
                                                             -------------   -------------
         Total Investments                                       6,500,782       6,114,432

Other assets:
     Goodwill                                                   10,613,578      10,741,131
     Noncompete agreements                                         784,546       1,132,614
     Trademarks                                                  1,801,146       1,844,981
     Other                                                       4,194,265       3,706,087
                                                             -------------   -------------
         Total other assets                                     17,393,535      17,424,813
                                                             -------------   -------------

TOTAL ASSETS                                                 $ 282,517,629   $ 282,131,392
                                                             =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $  45,410,204   $  49,824,276
     Accrued liabilities:
         Taxes                                                   6,003,867       4,599,864
         Compensation and related items                          9,715,969      13,356,378
         Product warranties                                     12,046,286      11,878,469
         Other                                                   5,004,149       6,719,049
                                                             -------------   -------------
              Total current liabilities                         78,180,475      86,378,036
                                                             -------------   -------------
Other liabilities                                                  957,473         549,080
Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
         issued 13,745,497 shares @ 10/31/00 and 13,743,997
         shares @ 7/31/00; par value of $.10 per share           1,374,550       1,374,400
     Additional paid in capital                                 26,190,365      26,169,020
     Accumulated other comprehensive income (loss)              (2,636,466)     (2,620,712)
     Retained earnings                                         205,322,588     197,171,503
     Restricted stock plan                                        (278,726)       (297,305)
     Cost of treasury shares 1,759,037 shares @ 10/31/00
        and 7/31/00                                            (26,592,630)    (26,592,630)
                                                             -------------   -------------
         Total stockholders' equity                            203,379,681     195,204,276
                                                             -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 282,517,629   $ 282,131,392
                                                             =============   =============

     See notes to consolidated financial statements.

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999


                                              (UNAUDITED)
                                         2000            1999
                                         ----            ----
Net sales                           $205,182,694    $221,020,752

Cost of products sold                178,786,757     191,451,261
                                    ------------    ------------

Gross profit                          26,395,937      29,569,491

Selling, general, and
   administrative expenses            13,968,466      13,867,160

Loss on divestment of subsidiary              --         221,121

Interest income                        1,420,344         817,586

Interest expense                         101,129          39,766

Other income                             441,437         228,071
                                    ------------    ------------

Income before income taxes            14,188,123      16,487,101

Provision for income taxes             5,797,309       6,827,193
                                    ------------    ------------

Net income                          $  8,390,814    $  9,659,908
                                    ============    ============



AVERAGE COMMON SHARES OUTSTANDING     11,986,297      12,148,235
                                    ------------    ------------

EARNINGS PER COMMON SHARE:

         Basic                              $.70            $.80
                                            ====            ====

         Diluted                            $.70            $.79
                                            ====            ====

DIVIDENDS PAID PER COMMON SHARE             $.02            $.02
                                            ====            ====


     See notes to consolidated financial statements.

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

                                                           (UNAUDITED)
                                                      2000            1999
                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $  8,390,814   $  9,659,908
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                          833,965        672,290
Amortization                                          519,456        446,987
Loss on divestment of subsidiary                           --        221,122
Purchase of trading investments                   (29,326,442)            --
Proceeds from sale of trading investments          13,542,607             --

CHANGES IN NON CASH ASSETS AND LIABILITIES:
Accounts receivable                                (6,922,953)    (5,182,842)
Inventories                                        (3,332,734)    (6,778,978)
Prepaid expenses and other                         (5,165,757)    (4,881,881)
Accounts payable                                   (4,414,072)    (6,613,099)
Accrued liabilities                                (3,783,489)     2,039,141
Other liabilities                                     270,205         60,465
                                                 ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES             (29,388,400)   (10,356,887)
                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment            (3,673,146)    (2,559,977)
Disposals of property, plant & equipment               10,421          4,127
Purchase of available-for-sale investments           (215,938)    (1,440,481)
                                                 ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES              (3,878,663)    (3,996,331)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                       (239,729)      (242,793)
Purchase of treasury stock                                 --       (560,234)
Proceeds from issuance of common stock                 21,495        136,135
                                                 ------------   ------------

NET CASH USED IN FINANCING ACTIVITIES                (218,234)      (666,892)
                                                 ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (121,218)       215,211
                                                 ------------   ------------

Net decrease in cash and equivalents              (33,606,515)   (14,804,899)
Cash and equivalents, beginning of year            59,655,251     68,865,635
                                                 ------------   ------------
CASH AND EQUIVALENTS, END OF PERIOD              $ 26,048,736   $ 54,060,736
                                                 ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                $  3,988,161   $  1,105,900
Interest paid                                         101,129         39,766
NON CASH TRANSACTIONS:
Issuance of restricted stock                               --        165,100

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet at July 31, 2000 is taken from the audited consolidated financial statements. The accompanying interim unaudited consolidated financial statements reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, operating results, and cash flows for such unaudited periods.

2.    Major classifications of inventories are:

                                                  (UNAUDITED)
                                               OCTOBER 31, 2000    JULY 31, 2000
                                               ----------------    -------------
Raw materials                                     $36,145,579        $36,010,315
Chassis                                            25,308,858         29,122,188
Work in process                                    24,803,934         21,412,340
Finished goods                                     11,707,422          7,881,216
                                                  -----------        -----------
      Total                                        97,965,793         94,426,059
Less excess of FIFO costs
          over LIFO costs                           5,087,846          4,880,846
                                                  -----------        -----------
Total inventories                                 $92,877,947        $89,545,213
                                                  ===========        ===========

3.    Earnings Per Share

                                                   Three Months      Three Months
                                                       ended             ended
                                                 October 31, 2000  October 31, 1999
                                                 ----------------  ----------------
      Weighted average shares outstanding
        for basic earnings per share                 11,986,297      12,148,235
      Stock options                                      41,206          57,415
                                                  -------------   -------------
      Total - For diluted shares                     12,027,503      12,205,650
                                                  =============   =============

4.    Stockholders' Equity

                                                   Three Months      Three Months
                                                       ended             ended
                                                 October 31, 2000  October 31, 1999
                                                 ----------------  ----------------
      Net Income                                  $   8,390,814   $   9,659,908
      Foreign currency translation adjustment          (121,218)        215,211
      Unrealized appreciation on investments            105,464         208,647
                                                  -------------   -------------
      Comprehensive Income                        $   8,375,060   $  10,083,766
                                                  =============   =============

 5.   Segment Information

                                                   Three Months      Three Months
                                                       ended             ended
                                                 October 31, 2000  October 31, 1999
                                                 ----------------  ----------------
      Net Sales:
        Recreation vehicles
           Towables                               $  82,896,955   $  93,044,286
           Motorized                                 51,839,148      67,573,924
           Other                                      1,204,247       2,135,606
        Buses                                        69,242,344      58,266,936
                                                  -------------   -------------
        Total                                     $ 205,182,694   $ 221,020,752
                                                  =============   =============
      Income Before Income Taxes:
         Recreation vehicles                      $   8,098,116   $  11,898,005
         Buses                                        5,348,474       4,874,876
         Corporate                                      741,533        (285,780)
                                                  -------------   -------------
         Total                                    $  14,188,123   $  16,487,101
                                                  =============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                October 31, 2000    July 31, 2000
                                                ----------------    -------------
Identifiable Assets:
  Recreation vehicles                           $110,706,543        $118,700,398
  Buses                                           88,751,597          66,250,635
  Corporate                                       83,059,489          97,180,359
                                                ------------        ------------
  Total                                         $282,517,629        $282,131,392
                                                ============        ============


6. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on applying accounting principles generally accepted in the United States of America, for recognizing revenue. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The impact, if any, of adopting SAB 101 on our consolidated financial position, results of operations and cash flows, has not been determined.

7. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments & Hedging Activities," as amended on August 1, 2000. The Company has performed a review of all contracts to properly identify all derivative financial instruments and any embedded derivative financial instruments. No such derivatives were identified. Therefore, the adoption of SFAS No. 133 had no effect on the Company's financial statements.

8. Investments - The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale.

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

      At October 31, 2000, the Company held equity investments with a fair value of $3,864,342 and cost basis of $6,016,394. The investments are classified as available-for-sale and included in other investments. Gross unrealized losses were $2,152,052.

      The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term. Included in other income are net realized gains on trading investments of $87,324.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                       ----------------------------------

QUARTER ENDED OCTOBER 31, 2000 VS.
    QUARTER ENDED OCTOBER 31, 1999
----------------------------------

Net sales for the first quarter totaled $205,182,694, down 7.2% from $221,020,752 in the same period last year. Income before income taxes was $14,188,123, down 13.9% from $16,487,101 last year. The decrease in income before income taxes of $2,298,978 was primarily attributed to reduced recreation vehicle revenues of $26,813,466, which resulted in an approximate $3,800,000 reduction in income before income tax. This reduction in RV income before tax was offset by increased bus revenues of $10,975,408 which generated an additional $473,598 in income before taxes. In addition no losses were incurred on divestment of operations in the first quarter of this year versus $221,122 in last year. Net interest income increased by approximately $541,000.

Recreation vehicle revenues of $135,940,350 were 16.5% lower than last years $162,753,816 and accounted for 66.3% of total Company revenues compared to 73.6% last year. Recreation vehicles revenues were down due to softness in the overall market. Bus revenues of $69,242,344 were 18.8% higher than last years $58,266,936 and accounted for 33.7% of total Company revenues compared to 26.4% last year. Bus revenues were up primarily due to increased unit sales and product mix.

Manufacturing gross profit decreased as a percentage of sales from 13.4% in the first quarter ended October 31, 1999 to 12.9% at October 31, 2000 due primarily to lower recreation vehicle volumes. There were no appreciable price increases during the quarter ended October 31, 2000. Selling, general, and administrative expenses and amortization of intangibles increased to $13,968,466, 6.8% of sales from $13,867,160, 6.3% of sales, primarily due to increased selling expenses.

Interest income increased by $602,758 primarily due to increased investable cash and higher returns during the quarter compared to last year. Interest expense increased by $61,363, primarily due to an increase in the bus chassis pool.

The combined income tax rate was 40.9% for the quarter ended October 31, 2000 compared to 41.4% last year due primarily to tax savings generated by the Company's foreign sales corporation.

FINANCIAL CONDITION AND LIQUIDITY

As of October 31, 2000 Thor had $60,297,532 in cash, cash equivalents and short term investments, compared to $77,963,445 on July 31, 2000.

Working capital on October 31, 2000, was $144,288,636 compared to $138,909,444 on July 31, 2000. The Company has no long term debt. The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line of credit at October 31, 2000. The loan agreement contains certain covenants including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 29, 2001. The Company believes that internally generated funds and the revolving credit agreement will be sufficient to meet current needs and anticipated capital requirements. Capital expenditures of $3,673,146 in the quarter were primarily for the continued expansion of the Komfort RV facility and the expansion of the Company's bus operations. The Company anticipates additional capital expenditures in 2001 of approximately $19,600,000 primarily for the continued expansion of its Komfort facility and bus operations.

FORWARD LOOKING STATEMENTS

This report includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained herein or to reflect any change in expectations of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                       ----------------------------------
                                   (CONTINUED)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency related to its operations in Canada. However, because of the size of Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact on the Company's financial position or results of operations. The Company is also exposed to market risks related to interest rates because of its investments in corporate debt securities. A hypothetical 10% change in interest rates would not have a significant impact on the Company's financial position or result's of operations.

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



                                        THOR INDUSTRIES, INC.
                                              (Registrant)





DATE        12/7/00                     /s/ WADE F. B. THOMPSON
      ---------------------             ----------------------------------------
                                            Wade F. B. Thompson
                                            Chairman of the Board, President
                                            and Chief Executive Officer






DATE       12/7/00                      /s/ WALTER L. BENNETT
      -------------------------         ----------------------------------------
                                            Walter L. Bennett
                                            Senior Vice President
                                            Secretary (Chief Financial Officer)