Form 10-Q
period 2001-01-31
THOR INDUSTRIES INC
filed 2001-03-16
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED  January 31, 2001              COMMISSION FILE NUMBER  1-9235
                   ----------------                                      ------




                              THOR INDUSTRIES, INC.
    ------------------------------------------------------------------------





            Delaware                                   93-0768752
     --------------------------               ------------------------------
  (State of other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


     419 West Pike Street, Jackson Center, OH          45334-0629
     ----------------------------------------       ----------------
       (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                               ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                       Outstanding at 1/31/2001
      -----                                       ------------------------

Common stock, par value                               11,849,060 shares
   $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------


                                                                                        (UNAUDITED)
                                                                                        -----------
                                                                                     JANUARY 31, 2001        JULY 31, 2000
                                                                                     ----------------        -------------
Current assets:
     Cash and cash equivalents                                                            $18,456,535          $59,655,251
     Investments - short term                                                              33,014,845           18,308,194
     Accounts receivable:
         Trade                                                                             53,166,621           50,970,187
         Other                                                                              1,977,433              973,265
     Inventories                                                                           96,197,294           89,545,213
     Deferred income taxes and other                                                        7,978,105            5,835,370
                                                                                         ------------         ------------
         Total current assets                                                             210,790,833          225,287,480
                                                                                         ------------         ------------
Property:
     Land                                                                                   5,683,928            5,573,144
     Buildings and improvements                                                            27,645,598           24,330,742
     Machinery and equipment                                                               22,408,865           17,926,415
                                                                                         ------------         ------------
         Total cost                                                                        55,738,391           47,830,301
     Accumulated depreciation and amortization                                             16,107,993           14,525,634
                                                                                         ------------         ------------
         Property, net                                                                     39,630,398           33,304,667
                                                                                         ------------         ------------

Investments:
     Joint ventures                                                                         2,411,745            2,628,282
     Investments available for sale                                                         6,171,478            3,486,150
                                                                                         ------------         ------------
         Total Investments                                                                  8,583,223            6,114,432
Other assets:
     Goodwill                                                                              10,486,025           10,741,131
     Noncompete agreements                                                                    541,667            1,132,614
     Trademarks                                                                             1,757,311            1,844,981
     Other                                                                                  4,537,905            3,706,087
                                                                                         ------------         ------------
         Total other assets                                                                17,322,908           17,424,813
                                                                                         ------------         ------------

TOTAL ASSETS                                                                             $276,327,362         $282,131,392
                                                                                         ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable                                                                     $42,599,105          $49,824,276
     Accrued liabilities:
         Taxes                                                                              1,614,536            4,599,864
         Compensation and related items                                                     8,527,049           13,356,378
         Product warranties                                                                12,312,133           11,878,469
         Other                                                                              5,144,494            6,719,049
                                                                                         ------------         ------------
              Total current liabilities                                                    70,197,317           86,378,036
                                                                                         ------------         ------------
Other liabilities                                                                           1,181,647              549,080
Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
         issued 13,757,497 shares @ 1/31/01 and 13,743,997
         shares @ 7/31/00; par value of $.10 per share                                      1,375,750            1,374,400
     Additional paid in capital                                                            26,361,125           26,169,020
     Accumulated other comprehensive loss                                                  (1,179,912)          (2,620,712)
     Retained earnings                                                                    208,250,248          197,171,503
     Restricted stock plan                                                                   (260,147)            (297,305)
     Cost of treasury shares 1,908,437 shares @ 1/31/01
        and  1,759,037 @ 7/31/00                                                          (29,598,666)         (26,592,630)
                                                                                         ------------         ------------
         Total stockholders' equity                                                       204,948,398          195,204,276
                                                                                         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $276,327,362         $282,131,392
                                                                                         ============         ============

     See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
       -------------------------------------------------------------------


                                                                                 (UNAUDITED)
                                                                                 -----------
                                                   THREE MONTHS ENDED JANUARY 31               SIX MONTHS ENDED JANUARY 31
                                                   -----------------------------               ---------------------------
                                                     2001                2000                     2001               2000
                                                     ----                ----                     ----               ----

Net sales                                         $169,214,332        $193,709,463             $374,397,026       $414,730,215

Cost of products sold                              152,188,420         168,743,799              330,975,177        360,195,060
                                                 -------------       -------------            -------------      -------------

Gross profit                                        17,025,912          24,965,664               43,421,849         54,535,155

Selling, general, and
   administrative expenses                          12,656,248          13,530,986               26,624,714         27,398,146

Interest income                                        645,428             736,264                2,065,772          1,553,850

Interest expense                                       150,396              71,299                  251,525            111,065

Other income                                           209,085              28,453                  650,522            256,524

Loss on divestment of subsidiary                             -             706,955                        -            928,077
                                                 -------------       -------------            -------------      -------------

Income before income taxes                           5,073,781          11,421,141               19,261,904         27,908,241

Provision for income taxes                           1,909,380           4,710,798                7,706,689         11,537,991
                                                 -------------       -------------            -------------      -------------

Net income                                          $3,164,401          $6,710,343              $11,555,215        $16,370,250
                                                 =============       =============            =============      =============


Average common shares outstanding                   11,887,495          12,109,647               11,936,896         12,128,941
---------------------------------                =============       =============            =============      =============

Earnings per common share:
-------------------------
       Basic                                              $.27                $.55                     $.97              $1.35
                                                          ====                ====                     ====              =====
       Diluted                                            $.27                $.55                     $.96              $1.34
                                                          ====                ====                     ====              =====
Dividends paid per common share                           $.02                $.02                     $.04               $.04
-------------------------------                           ====                ====                     ====               ====



See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
               --------------------------------------------------


                                                                                             (UNAUDITED)
                                                                                             -----------
                                                                                    2001                    2000
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $11,555,215             $16,370,250
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                                                        1,689,310               1,358,723
Amortization                                                                          933,723                 893,973
Loss on divestment of subsidiary                                                           --                 928,077
Purchase of trading investments                                                   (31,866,070)            (12,661,714)
Proceeds from sale of trading investments                                          18,903,584                      --
Unrealized gain on trading investments                                             (1,744,165)                     --


Changes in non cash assets and liabilities:
-------------------------------------------
Accounts receivable                                                                (3,200,602)             (1,585,369)
Inventories                                                                        (6,652,081)            (13,713,855)
Prepaid expenses and other                                                         (3,513,699)             (3,376,296)
Accounts payable                                                                   (7,225,171)             (6,139,234)
Accrued liabilities                                                                (8,955,548)             (1,940,454)
Other liabilities                                                                     669,725                 155,633
                                                                                -------------            ------------

Net cash used in operating activities                                             (29,405,779)            (19,710,266)
                                                                                -------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                            (7,982,956)             (4,487,558)
Disposals of property, plant & equipment                                                  513                  30,086
Purchase of available for sale investments                                           (619,371)             (4,771,048)
                                                                                -------------            ------------

Net cash used in investing activities                                              (8,601,814)             (9,228,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (476,470)               (484,897)
Purchase of treasury stock                                                         (3,006,036)             (1,409,317)
Proceeds from issuance of common stock                                                193,455                 136,135
                                                                                -------------            ------------

Net cash used in financing activities                                              (3,289,051)             (1,758,079)
                                                                                -------------            ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                97,928                 329,017
Net decrease in cash and equivalents                                              (41,198,716)            (30,367,848)
Cash and equivalents, beginning of year                                            59,655,251              68,865,635
                                                                                -------------            ------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $18,456,535             $38,497,787
                                                                                =============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                 $10,164,358              $9,256,950
Interest paid                                                                         251,525                 111,065
NON-CASH TRANSACTIONS:
Issuance of restricted stock                                                               --                 165,100


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The accompanying consolidated financial statements, which are unaudited, reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods presented.


2.   Major classifications of inventories are:

                                                                    (Unaudited)

                                                                  January 31, 2001           July 31, 2000
                                                                  ----------------           -------------

         Raw materials                                               $34,416,133                $36,010,315
         Chassis                                                      26,165,862                 29,122,188
         Work in process                                              25,992,754                 21,412,340
         Finished goods                                               14,917,391                  7,881,216
                                                                     -----------                -----------
               Total                                                 101,492,140                 94,426,059
         Less excess of FIFO costs over LIFO costs                     5,294,846                  4,880,846
                                                                     -----------                -----------
               Total inventories                                     $96,197,294                $89,545,213
                                                                     ===========                ===========


3.   Earnings Per Share:
                                     Three months            Three months             Six months              Six months
                                         ended                   ended                  ended                    ended
                                    January 31, 2001       January 31, 2000        January 31, 2001        January 31, 2000
                                    ----------------       ----------------        ----------------        ----------------
     Weighted average shares
      outstanding for basic
      earnings per share                11,887,495             12,109,647              11,936,896               12,128,941
      Stock options                         40,061                 59,886                  38,870                   58,674
                                     -------------           ------------            ------------            -------------

      Total - diluted shares            11,927,556             12,169,533              11,975,766               12,187,615
                                     =============           ============            ============            =============


4.   Comprehensive Income:
                                       Three months            Three months           Six months               Six months
                                          ended                   ended                 ended                     ended
                                     January 31, 2001        January 31, 2000       January 31, 2001         January 31, 2000
                                     ----------------        ----------------       ----------------         ----------------
      Net Income                        $3,164,401             $6,710,343             $11,555,215              $16,370,250
      Foreign currency
         translation adj.                  219,146                113,806                  97,928                  329,017

      Unrealized appreciation
       (depreciation) on investments     1,237,408               (357,597)              1,342,872                 (148,950)
                                     -------------           ------------            ------------            -------------

      Comprehensive Income              $4,620,955             $6,466,552             $12,996,015              $16,550,317
                                     =============           ============            ============            =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------


5.    Segment Information:
                                   Three Months           Three Months               Six Months                Six Months
                                       ended                  ended                    ended                      ended
                                 January 31, 2001       January 31, 2000          January 31, 2001          January 31, 2000
                                 ----------------       ----------------          ----------------          ----------------
      Net Sales:
        Recreation vehicles
           Towables                   $62,596,219            $76,099,088              $145,493,174             $169,143,373
           Motorized                   36,579,485             55,971,287                88,418,633              123,545,211
           Other                          618,117              1,845,143                 1,822,364                3,980,749
        Buses                          69,420,511             59,793,945               138,662,855              118,060,882
                                     ------------           ------------              ------------             ------------
        Total                        $169,214,332           $193,709,463              $374,397,026             $414,730,215
                                     ============           ============              ============             ============

      Income Before
        Income Taxes:
        Recreation vehicles            $1,497,198             $8,140,882                $9,682,996              $20,048,784
        Buses                           4,427,062              4,699,187                10,373,192                9,905,455
        Corporate                       (850,479)            (1,418,928)                 (794,284)              (2,045,998)
                                     ------------           ------------              ------------             ------------
        Total                          $5,073,781            $11,421,141               $19,261,904              $27,908,241
                                     ============           ============              ============             ============

                                                                                  January 31, 2001            July 31, 2000
                                                                                  ----------------            -------------
      Identifiable Assets:
        Recreation vehicles                                                           $125,515,796             $118,700,398
        Buses                                                                           76,703,825               66,250,635
        Corporate                                                                       74,107,741               97,180,359
                                                                                        ----------               ----------
        Total                                                                         $276,327,362             $282,131,392
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

7. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments & Hedging Activities," as amended on August 1, 2000. The Company has performed a review of all contracts to properly identify all derivative financial instruments. No such derivatives were identified. Therefore, the adoption of SFAS No. 133 had no effect on the Company's financial statements.

8. Investments - The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale.

      Trading and available-for-sale investments are recorded at fair value. Unrealized holding gains and losses on trading investments are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of comprehensive income, net of income taxes until realized. Realized gains and losses from the sale of available-for-sale investments are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

      At January 31, 2001, the Company held equity investments with a fair value of $6,171,478 and cost basis of $6,419,828. The investments are classified as available-for-sale and included in other investments. Gross unrealized losses were $248,350.

      The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term. Included in other income for the six months ended January 31, 2001 are net realized gains on trading investments of $126,336.

Quarter Ended January 31, 2001 vs. Quarter Ended January 31, 2000
-----------------------------------------------------------------

Net sales for the second quarter totaled $169,214,332, down 12.6% from $193,709,463 in the same period last year. Income before income taxes was $5,073,781, down 55.6% from $11,421,141 last year. The decrease in income before income taxes of $6,347,360 was primarily attributable to reduced recreation vehicle revenues of $34,121,697, which resulted in an approximate $6,640,000 reduction in income before income taxes. Bus revenues were $9,626,566 greater than the second quarter last year. However, due to product mix, income before income taxes in the second quarter this year was down approximately $272,000 from the same period last year. These reductions in RV and bus income before taxes were offset by no losses on divestment of operations in the second quarter of this year versus $707,000 loss last year on losses from divestment of operations.

Recreation vehicle revenues of $99,793,821 were 25.5% lower than last years $133,915,518 and accounted for 59% of total Company revenues compared to 69.1% last year. Recreation vehicle order backlog of $69,820,000 at January 31, 2001 was down 41% compared to the same period last year and reflects the continuing softness in the overall RV market. Bus revenues of $69,420,511 were 16.1% higher than last years $59,793,945 and accounted for 41% of total Company revenues compared to 30.9% last year. Bus vehicle order backlog of $205,106,000 at January 31, 2001 was 61% higher compared to the same period last year and reflects the continuing strength in the overall bus market.

Manufacturing gross profit decreased as a percentage of sales from 12.9% in the second quarter ended January 31, 2000 to 10.1% at January 31, 2001 due primarily to lower recreation vehicle volumes. There were no appreciable price increases during the quarter ended January 31, 2001. Selling, general, and administrative expense and amortization of intangibles decreased to $12,656,248 from $13,530,986 last year. However, as a percentage of sales selling, general, and administrative expense were 7.5% for the quarter this year compared to 7.0% last year. This increase as a percentage of sales revenue is due to additional sales programs and incentives for recreation vehicle sales in a highly competitive soft market environment.

Interest income decreased by approximately $91,000 due primarily to lower market rates. Interest expense increased by approximately $79,000, primarily due to interest paid on increased bus chassis pool.

The combined income tax rate was 37.6% for the quarter ended January 31, 2001 compared to 41.2% last year due primarily to tax savings generated by the Company's foreign sales corporation and a tax refund of $165,000.

Six Months Ended January 31, 2001 vs. Six Months Ended January 31, 2000
-----------------------------------------------------------------------

Net sales for the six months totaled $374,397,026, down 9.7% from $414,730,215 in the same period last year. Income before income taxes was $19,261,904, down 31.0% from $27,908,241 last year. The decrease in income before taxes of $8,646,337 was previously attributed to reduced recreation vehicle revenues of $60,935,162, which resulted in an approximate $10,366,000 reduction in income before income taxes. This reduction in RV income before taxes was offset by increased bus revenues of $20,601,973, which generated an increase of approximately $468,000 in income before taxes. In addition, no losses were incurred on divestment of operations in the six months ended January 31, 2001 versus $928,000 loss last year on losses from divestment of operations.

Recreation vehicle revenues of $235,734,171 were 20.5% lower than last years $296,669,333 and accounted for 63% of total Company revenue compared to 71.5% last year. Recreation vehicle revenues were down due to continued softness in the overall market. Bus revenues of $138,662,855 were 17.5% higher than last years $118,060,882 and accounted for 37% of total Company revenue compared to 28.5% last year. Bus revenues were up primarily due to increased unit sales.

Manufacturing gross profit decreased as a percentage of sales from 13.1% for the six months ended January 31, 2000 to 11.6% at January 31, 2001 due primarily to lower recreation vehicle volumes. There were no appreciable price increases during the six months ended January 31, 2001. Selling, general, and administrative expense and amortization of intangibles decreased to $26,624,714 from $27,398,146 last year. However, as a percentage of sales selling, general and administrative expenses are 7.1% for the six months ended January 31, 2001 compared to 6.6% last year. This increase as a percentage of sales revenues is due to additional sales programs and incentives for recreation vehicle sales in a highly competitive soft market environment.

Interest income increased by approximately $512,000 for the six months ended January 31, 2001 due primarily to increased investable cash and higher returns primarily during the first quarter of this year versus last year. Interest expense increased by approximately $140,000 primarily due to interest paid on increased bus chassis pool.

The combined income tax rate was 40.0% for the six months ended January 31, 2001 compared to 41.3% last year due primarily to tax savings generated by the Company's foreign sales corporation and a tax refund of $165,000.

Financial Condition and Liquidity
---------------------------------

As of January 31, 2001, Thor had $51,471,380 in cash, cash equivalents and short term investments, compared to $77,963,445 on July 31, 2000. The Company classifies its debt and equity securities as "trading" or "available for sale". The former are carried on the Consolidated Balance sheet as Cash and cash equivalents or Investments - short term. The latter are carried on the Consolidated Balance Sheet under the caption "Investments" - "Investments available for sale."

Trading securities are, generally, bought and held for sale in the near term. All other securities are classified as available for sale. In each case, the securities are carried at fair market value. Unrealized gains or losses on trading investments are included in earnings. Unrealized gains and losses on investments classified as available for sale, net of related tax effect, are not included in earnings, but appear as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheet, until the gain or loss is realized upon the disposition of the investment.

Due to the relative short term maturities (average 6 months) of the trading securities, principally investment grade securities comprised of asset backed notes, mortgage backed notes and corporate bonds, management does not believe that changes in fair market value will have a significant impact on the Company's financial position or results of future operations.

Working capital at January 31, 2001 was $140,593,516 compared to $138,909,444 at July 31, 2000. The Company has no long term debt. The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line of credit at January 31, 2001. The loan agreement contains certain covenants including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 2001. The Company believes that internally generated funds and the revolving credit agreement will be sufficient to meet current needs and additional capital requirements. Capital expenditures of $7,982,956 were primarily for the continued expansion of the Komfort RV facility and the expansion of the Company's bus operation. The Company anticipates additional capital expenditures in 2001 of approximately $15,300,000 primarily for the completion of its Komfort RV facility and Kansas bus facility and continued expansion of its California bus facility.

During the six months of fiscal 2001, Thor purchased 149,400 shares of its common stock, increasing treasury stock by $3,006,036.

Forward Looking Statements
--------------------------

This report includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurances that actual results will not differ from the Company's expectations. Factor, which could cause materially different results, includes, among others, the success of new product introduction, the pace of acquisition and cost structure improvements, competitive and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Annual Meeting of Shareholders on December 4, 2000

            Matters Voted on by Shareholders:
            ---------------------------------

              1.)   Election of Directors:   Neil D. Chrisman, and Alan Siegel

            Results of Voting by Shareholders:
            ----------------------------------


                                                  For                Against              Abstain
                                                  ---                -------              -------
              Neil D. Chrisman                11,282,722               -0-                57,816
              Alan Siegel                     11,273,682               -0-                66,856


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              a.)   Exhibit

                      NA

              b.)   Reports on Form 8-K

                      NA

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THOR INDUSTRIES, INC.
                                                 (Registrant)




DATE   March 14, 2001            (Signed)  /s/ Wade F. B. Thompson
       ------------------                 -------------------------------
                                          Wade F. B. Thompson, Chairman of the
                                          Board, President and Chief Executive
                                          Officer




DATE   March 14, 2001            (Signed)  /s/ Walter L. Bennett
       -------------------                -------------------------------
                                          Walter L. Bennett, Senior Vice
                                          President, Secretary (Chief Accounting
                                          Officer)