Form 10-Q
period 2001-04-30
THOR INDUSTRIES INC
filed 2001-06-14
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 2001           COMMISSION FILE NUMBER  1-9235
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


                Yes  X                              No
                    ---                                ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at 4/30/01
              -----                         ----------------------

      Common stock, par value                 11,854,060 shares
        $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                               (UNAUDITED)
                                                               -----------
                                                              APRIL 30, 2001      JULY 31, 2000
Current assets:
     Cash and cash equivalents                                 $  17,449,869      $  59,655,251
     Investments short term                                       39,050,593         18,308,194
     Accounts receivable:
         Trade                                                    64,454,334         50,970,187
         Other                                                     2,089,191            973,265
     Inventories                                                  94,515,662         89,545,213
     Deferred income taxes and other                               7,982,752          5,835,370
                                                               -------------      -------------
         Total current assets                                    225,542,401        225,287,480
                                                               -------------      -------------
Property:
     Land                                                          5,682,431          5,573,144
     Buildings and improvements                                   32,313,520         24,330,742
     Machinery and equipment                                      24,203,981         17,926,415
                                                               -------------      -------------
         Total cost                                               62,199,932         47,830,301
     Accumulated depreciation and amortization                    16,932,838         14,525,634
                                                               -------------      -------------
         Property, net                                            45,267,094         33,304,667
                                                               -------------      -------------
Investments:
     Joint ventures                                                2,159,388          2,628,282
     Investments available for sale                                4,129,051          3,486,150
                                                               -------------      -------------
         Total investments                                         6,288,439          6,114,432
                                                               -------------      -------------
Other assets:
     Goodwill                                                     10,507,847         10,741,131
     Non compete                                                     558,646          1,132,614
     Trademarks                                                    1,713,476          1,844,981
     Other                                                         4,725,019          3,706,087
                                                               -------------      -------------
         Total other assets                                       17,504,988         17,424,813
                                                               -------------      -------------

TOTAL ASSETS                                                   $ 294,602,922      $ 282,131,392
                                                               =============      =============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable                                          $  47,438,476      $  49,824,276
     Accrued liabilities:
         Taxes                                                     6,610,797          4,599,864
         Compensation and related items                           10,447,230         13,356,378
         Product warranties                                       13,212,150         11,878,469
         Other                                                     5,547,112          6,719,049
                                                               -------------      -------------
              Total current liabilities                           83,255,765         86,378,036
                                                               -------------      -------------

Other liabilities                                                  1,393,722            549,080

Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
         issued 13,762,497 shares @ 4/30/01 and 13,743,997
         shares @ 7/31/00; par value of $.10 per share             1,376,250          1,374,400
     Additional paid in capital                                   26,432,275         26,169,020
     Accumulated other comprehensive income (loss)                (2,758,599)        (2,620,712)
     Retained earnings                                           214,743,743        197,171,503
     Restricted Stock                                               (241,568)          (297,305)
     Cost of treasury shares 1,908,437 shares @ 4/30/01;
        1,759,037 shares @ 7/31/00                               (29,598,666)       (26,592,630)
                                                               -------------      -------------
         Total stockholders' equity                              209,953,435        195,204,276
                                                               -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 294,602,922      $ 282,131,392
                                                               =============      =============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
       ------------------------------------------------------------------


                                                                 (UNAUDITED)
                                                                 -----------

                                       THREE MONTHS ENDED APRIL 30        NINE MONTHS ENDED APRIL 30
                                       ---------------------------        --------------------------
                                         2001              2000             2001             2000
                                         ----              ----             ----             ----

Net sales                             $221,028,840     $250,119,544     $604,030,823     $674,438,658

Cost of products sold                  195,826,613      217,325,839      535,017,381      586,657,619
                                      ------------     ------------     ------------     ------------

Gross profit                            25,202,227       32,793,705       69,013,442       87,781,039

Selling, general, and
  administrative expenses               14,388,246       15,590,080       41,402,327       43,440,405

Interest income                            842,946          848,267        2,908,718        2,402,117

Interest expense                           191,643           53,323          443,168          164,388

Other income                                57,166           65,797          707,688          322,321

Loss on divestment of subsidiary                 -        1,120,248                -        2,048,325
                                      ------------     ------------     ------------     ------------


Income before income taxes              11,522,450       16,944,118       30,784,353       44,852,359

Provision for income taxes               4,791,682        6,853,913       12,498,371       18,391,904
                                      ------------     ------------     ------------     ------------

Net income                            $  6,730,768     $ 10,090,205     $ 18,285,982     $ 26,460,455
                                      ============     ============     ============     ============


Average common shares outstanding       11,853,442       12,105,260       11,909,689       12,121,163
---------------------------------     ============     ============     ============     ============


Earnings per common share
-------------------------
       Basic                          $        .57     $        .83     $       1.54     $       2.18
                                      ============     ============     ============     ============

       Diluted                        $        .57     $        .83     $       1.53     $       2.17
                                      ============     ============     ============     ============


Dividends paid per common share       $        .02     $        .02     $        .06     $        .06
---------------------------------     ============     ============     ============     ============













See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                -------------------------------------------------

                                                             (UNAUDITED)
                                                             -----------
                                                        2001               2000
                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 18,285,982      $ 26,460,455
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation                                           2,573,173         2,065,712
Amortization                                             938,757         1,340,959
Loss on divestment of subsidiary                               -         2,048,325
Deferred income taxes                                          -         2,700,000
Purchase of trading investments                      (40,824,332)      (23,553,903)
Proceeds from sale of trading investments             21,171,972         6,177,180
Unrealized gain on trading investments                (1,090,039)         (276,783)

Changes in non cash assets and liabilities
------------------------------------------
Accounts receivable                                  (14,600,073)      (20,929,292)
Inventories                                           (4,970,449)      (16,100,159)
Prepaid expenses and other                            (1,678,562)       (1,959,016)
Accounts payable                                      (3,454,859)        5,158,410
Accrued liabilities                                     (736,471)          834,564
Other liabilities                                        900,379           197,684
                                                    ------------      ------------

Net cash used in operating activities                (23,484,522)      (15,835,864)
                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment              (14,502,894)       (9,244,208)
Disposals of property, plant & equipment                  17,421            58,753
Purchase available for sale investment                  (642,690)      (10,294,065)
                                                    ------------      ------------

Net cash used in investing activities                (15,128,163)      (19,479,520)
                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                          (713,742)         (727,003)
Purchase of treasury stock                            (3,006,036)       (1,409,317)
Proceeds from issuance of common stock                   265,105           136,135
                                                    ------------      ------------

Net cash used in financing activities                 (3,454,673)       (2,000,185)
                                                    ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (138,024)          191,849
                                                    ------------      ------------
Net (decrease) in cash and equivalents               (42,205,382)      (37,123,720)
Cash and equivalents, beginning of year               59,655,251        68,865,635
                                                    ------------      ------------
CASH AND EQUIVALENTS, END OF PERIOD                 $ 17,449,869      $ 31,741,915
                                                    ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                     11,052,861        13,449,400
Interest paid                                            443,168           164,388
NON-CASH TRANSACTIONS:
Issuance of restricted stock                                   -           165,100



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



 1. The July 31, 2000 amounts are taken from the audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The results of operations for the third quarter ended April 30, 2001, are not necessarily indicative of the results for the full year.

      Certain amounts in the financial statements have been reclassified to conform with the April 30, 2001 presentation. These changes were made to conform to Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Costs."

 2.   Major classifications of inventories are:

                                                                    (Unaudited)
                                                                    -----------
                                                                  April 30, 2001             July 31, 2000
                                                                  --------------             -------------

         Raw materials                                               $35,007,448                $36,010,315
         Chassis                                                      25,894,180                 29,122,188
         Work in process                                              24,110,332                 21,412,340
         Finished goods                                               15,005,548                  7,881,216
                                                                     -----------                -----------
               Total                                                 100,017,508                 94,426,059
         Less excess of FIFO costs over LIFO costs                     5,501,846                  4,880,846
                                                                     -----------                -----------
               Total inventories                                     $94,515,662                $89,545,213
                                                                     ===========                ===========

3.    Earnings Per Share:

                                          Three months          Three months            Nine months           Nine months
                                              ended                 ended                 ended                  ended
                                         April 30, 2001        April 30, 2000         April 30, 2001        April 30, 2000
                                         --------------        --------------         --------------        --------------

      Weighted average shares
       outstanding for basic
       earnings per share                  11,853,442            12,105,260              11,909,689           12,121,163
      Stock options                            56,362                55,170                  45,387               57,546
                                           ----------            ----------              ----------           ----------

      Total - For diluted shares           11,909,804            12,160,430              11,955,076           12,178,709
                                           ==========            ==========              ==========           ==========

4.       Comprehensive Income:

                                          Three months          Three months            Nine months           Nine months
                                              ended                 ended                 ended                  ended
                                         April 30, 2001        April 30, 2000         April 30, 2001        April 30, 2000
                                         --------------        --------------         --------------        --------------

      Net Income                           $6,730,768           $10,090,205             $18,285,982          $26,460,455
      Foreign currency
            translation adj.                (235,952)             (137,168)               (138,024)              191,849
      Unrealized appreciation (de-
         preciation) on investments       (1,342,735)               240,248                     137               91,298
                                           ----------            ----------              ----------           ----------

      Comprehensive Income                 $5,152,081           $10,193,285             $18,148,095           $26,743,602
                                           ==========           ===========             ===========           ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                    CONTINUED
                                    ---------


5.    Segment Information:

                                    Three Months           Three Months               Nine Months               Nine Months
                                        ended                  ended                    ended                      ended
                                   April 30, 2001         April 30, 2000            April 30, 2001            April 30, 2000
                                   --------------         --------------            --------------            --------------
      Net Sales:
        Recreation vehicles
           Towables                   $94,978,054           $117,929,288              $245,730,268             $293,317,854
           Motorized                   51,155,194             77,002,777               140,873,035              203,249,616
           Other                          572,486              1,394,807                 2,394,850                4,428,372
        Buses                          74,323,106             53,792,672               215,032,670              173,442,816
                                       ----------             ----------               -----------              -----------
        Total                        $221,028,840           $250,119,544              $604,030,823             $674,438,658
                                     ============           ============              ============             ============

      Income Before Income Taxes:
        Recreation vehicles            $7,307,103            $13,830,362               $16,990,099              $33,879,146
        Buses                           4,965,483              3,840,345                15,338,677               13,745,800
        Corporate                       (750,136)              (726,589)               (1,544,423)              (2,772,587)
                                        ---------              ---------               -----------              -----------
        Total                         $11,522,450            $16,944,118               $30,784,353              $44,852,359
                                      ===========            ===========               ===========              ===========

                                                                                    April 30, 2001            July 31, 2000
                                                                                    --------------            -------------
      Identifiable Assets:
        Recreation vehicles                                                           $126,842,863             $118,700,398
        Buses                                                                           87,178,495               66,250,635
        Corporate                                                                       80,581,564               97,180,359
                                                                                        ----------               ----------
        Total                                                                         $294,602,922             $282,131,392
                                                                                      ============             ============

6. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on applying accounting principles generally accepted in the United States of America, for recognizing revenue. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes it is in compliance with SAB101 and there will be no impact on its consolidated financial statements.

7. Investments - The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale.

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

      At April 30, 2001, the Company held equity investments with a fair value of $4,129,051 and cost basis of $6,443,146. The investments are classified as available-for-sale and included in investments. Gross unrealized losses were $2,314,095.

      The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term. Included in other income for the nine months ended April 30, 2001 are net realized gains on trading investments of $131,340.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            ---------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


Quarter Ended April 30, 2001 vs. Quarter Ended April 30, 2000
-------------------------------------------------------------

Net sales for the third quarter totaled $221,028,840, down 11.6% from $250,119,544 in the same period last year. Income before income taxes was $11,522,450, down 32% from $16,944,118 last year. The decrease in income before income taxes of $5,421,668 was primarily attributed to reduced recreational vehicle revenues for the period of $49,621,138, which resulted in an approximate $6,523,000 reduction in income before income taxes. Bus revenues were $20,530,434 greater than the third quarter last year, which resulted in an approximate $1,125,000 increase in income before income taxes. There were no losses on divestment of operations for the quarter ended April 30, 2001, which resulted in an increase in income before income taxes of $1,120,000 compared to the same period last year; however, this increase was offset by a favorable insurance adjustment of approximately $855,000 in the quarter ended April 30, 2000.

Recreational vehicle revenues of $146,705,734 were 25.3% lower than $196,326,872 last year, and accounted for 66.4% of total Company revenues compared to 78.5% last year. Recreational vehicle order backlog of $63,355,000 at April 30, 2001 was down 44.2% compared to the same period last year and reflects the continuing softness in the overall R.V. market. Bus revenues of $74,323,106 were 38.2% higher than last year's $53,792,672 and accounted for 33.6% of total Company revenues compared to 21.5% last year. Bus vehicle order backlog of $188,617,000 at April 30, 2001 was 2.1% lower than the same period last year.

Gross profit decreased as a percentage of sales from 13.1% in the third quarter ended April 30, 2000 to 11.4% at April 30, 2001 due primarily to lower recreational vehicle volume. There were no price increases during the quarter ended April 30, 2001. Selling, general and administrative expense and amortization of intangibles decreased to $14,388,246 from $15,590,080 last year. However, as a percentage of net sales, selling, general and administrative expense were 6.5% for the quarter this year compared to 6.2% last year. This increase as a percentage of net sales revenue compared to last year is due largely to the favorable $855,000 insurance adjustment in the quarter last year.

Interest income for the quarter was approximately the same as last year due primarily to investable cash being higher than last year offsetting lower market rates. Interest expense increased by approximately $138,000, primarily due to interest paid on increased bus chassis pools.

The overall effective income tax rate was 41.6% for the quarter ended April 30, 2001 compared to 40.5% last year. This difference is due primarily to timing of recording the Company's foreign sales corporation's savings.

Nine Months Ended April 30, 2001 vs. Nine Months Ended April 30, 2000
---------------------------------------------------------------------

Net sales for the nine months totaled $604,030,823, down 10.4% from $674,438,658 in the same period last year. Income before income taxes was $30,784,353, down 31.4% from $44,852,359 last year. The decrease in income before income taxes of $14,068,006 was primarily attributed to reduced recreational vehicle revenues for the period of $111,997,689, which resulted in an approximate $16,889,000 reduction in income before income taxes. Bus revenues were $41,589,854 greater than the nine month period last year, which resulted in an approximate $1,593,000 increase in income before income taxes. There were no losses on divestment of operations for the nine months ended April 30, 2001, which resulted in an increase in income before income taxes of approximately $2,048,000 compared to the same period last year; however, this increase was partially offset by the favorable insurance adjustment of approximately $855,000 in the quarter ended April 30, 2000.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           ---------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------
                                   (CONTINUED)
                                   -----------


Recreational vehicle revenues of $388,998,153 were 22.4% lower than last year's $500,995,842 and accounted for 64.4% of total Company revenues compared to 74.3% last year. Bus revenues of $215,032,670 were 24% higher than last year's $173,442,816 and accounted for 35.6% of total Company revenues compared to 25.7% last year. Bus revenues were up primarily due to increased unit sales.

Gross profit decreased as a percentage of net sales from 13.0% for the nine months ended April 30, 2000 to 11.4% for the nine months ended April 30, 2001 due primarily to lower recreational vehicle volumes. There were no price increases during the nine months ended April 30,2001. Selling, general and administrative expenses and amortization of intangibles decreased to $41,402,327 from $43,440,405. However, as a percentage of net sales, selling, general and administrative expenses were 6.9% compared to 6.4% last year. This increase as a percentage of sales revenue compared to last year is due primarily to additional sales programs and incentives for recreational vehicles in a highly competitive soft market environment this year and the favorable $855,000 insurance adjustment last year.

Interest income increased by approximately $507,000 for the nine months ended April 30, 2001 due to increased investable cash. Interest expense increased by approximately $279,000 primarily due to interest paid on increased bus chassis pools.

The overall effective income tax rate was 40.6% for the nine months ended April 30, 2001 compared to 41.0% last year due primarily to a tax refund of $165,000 in the second quarter of fiscal 2001.

Financial Condition and Liquidity
---------------------------------

As of April 30, 2001, Thor had $56,500,462 in cash, cash equivalents and short term investments, compared to $77,963,445 on July 31, 2000. The Company classifies its debt and equity securities as "trading" or "available for sale". The former are carried on the Consolidated Balance Sheet as Cash and Cash Equivalents or Investments - Short Term. The latter are carried on the Consolidated Balance Sheet under the caption "Investments" - "Investments available for sale".

Trading securities are, generally, bought and held for sale in the near term. All other securities are classified as available for sale. In each case, the securities are carried at fair market value. Unrealized gains or losses on trading investments are included in earnings. Unrealized gains and losses on investments classified as available for sale, net of related tax affect, are not included in earnings, but appear as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheet, until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary.

Due to the relative short term maturity (average 6 months) of the trading securities, principally investment grade securities composed of asset backed notes, mortgage backed notes and corporate bonds, management does not believe that changes in fair market value will have a significant impact on the Company's financial position or results of future operations.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           ---------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------
                                   (CONTINUED)
                                   -----------


Working capital at April 30, 2001 was $142,286,636 compared to $138,909,444 at July 31, 2000. The Company has no long term debt. The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line of credit at April 30, 2001. The loan agreement contains certain covenants including restriction on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 30, 2001. The Company believes that internally generated funds and the revolving credit agreement will be sufficient to meet current needs and additional capital requirements. Capital expenditures of $14,502,894 were primarily for the continued expansion of the Komfort R.V. facility and the expansion of the Company's bus operations. The Company anticipates additional capital expenditures in 2001 of approximately $ 4,100,000 primarily for the completion of its Komfort RV facility and Kansas bus facility.

During the nine months of fiscal 2001, Thor purchased 149,400 shares of its common stock, increasing treasury stock by $3,006,036.

Forward Looking Statements
--------------------------

This report includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements involve uncertainties and risks. There can be no assurances that actual results will not differ from the Company's expectations. Factors which could cause materially different results, include, among others, the success of new product introduction, the pace of acquisition and cost structure improvements, competitive and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.

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


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               a)     Exhibits

                          None

               b)     Reports on Form 8-K

                          None

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THOR INDUSTRIES, INC.
                                    (Registrant)




DATE    June 13, 2001     (Signed)  /s/   Wade F. B. Thompson
     ------------------             ----------------------------------
                                    Wade F. B. Thompson, Chairman of the Board,
                                    President and Chief Executive Officer




DATE    June 13, 2001     (Signed)  /s/   Walter L. Bennett
     ------------------     -----------------------------------
                                    Walter L. Bennett, Senior Vice President,
                                       Secretary (Chief Financial Officer)