Form 10-K405
period 2001-07-31
THOR INDUSTRIES INC
filed 2001-10-24
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------
                                    FORM 10-K
                             -----------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the fiscal year ended July 31, 2001, Commission File Number 1-9235


                              THOR INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                                                        93-0768752
------------------------------------------------------                 ------------------------------------------
  (State or other jurisdiction of incorporation or                                 (I.R.S. Employer
                    organization)                                               Identification Number)

419 W. Pike Street, Jackson Center, Ohio                                              45334-0629
------------------------------------------------------                 ------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code: (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered
Common Stock (par value $.10)         New York Stock Exchange
---------------------------------     ----------------------------

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

Yes  X      No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on October 8, 2001 was $180,102,916 based upon closing price on The New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 15, 2001 was 11,916,460.

Documents incorporated by reference:

Portions of the Proxy Statement for our Annual Meeting of Shareholders to be held on December 3, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Our company was founded in 1980 and produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334 and its telephone number is (937) 596-6849. Our Internet address is www.thorindustries.com.

         Our principal recreation vehicle operating subsidiaries are Airstream, Inc. ("Airstream"), Dutchmen Manufacturing, Inc. ("Dutchmen"), Four Winds International, Inc. ("Four Winds"), Thor America, Inc. ("Thor America"), Komfort Corp. ("Komfort"), Aero Coach, Inc. ("Aero"), Citair, Inc. ("Citair") and Thor California, Inc. ("Thor California"). Our principal small and mid-size bus operating subsidiaries are ElDorado National Kansas, Inc. ("ElDorado Kansas"), ElDorado National California, Inc. ("ElDorado California") and Champion Bus, Inc. ("Champion").

         During fiscal 1998 we sold our losing Thor West operations to Thor West's management. The selling price of certain assets and liabilities of Thor West was $1,011,954. As part of the transaction, we agreed to guarantee $750,000 of debt of the acquiror and assumed a $750,000 unsecured subordinated note. The note has a three year term and bears an interest rate of 10%. This sale was made on no less favorable terms than if it had been sold to an unaffiliated third-party.

         During 2000 Mountain High Coachworks, the entity that purchased our Thor West operation, filed for bankruptcy. Consequently, we were required to honor our guarantee of $750,000 of Mountain High Coachwork's debt as well as assume responsibility for warranties of Thor West products sold prior to December 1998. In addition, we incurred losses in connection with subletting the Thor West facility and writing off debt due to our company from Mountain High Coachworks. We are being sued for $819,000 plus interest under a guarantee we issued to Ford Motor Credit Company on behalf of Mountain High Coachworks as to which we believe we have a valid defense. The complaint was filed at the end of September 2001.

RECREATION VEHICLES

Airstream

         Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names "Airstream Classic" and "Land Yacht." Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream "Safari" and "Bambi" travel trailers.

Dutchmen

         Our Dutchmen subsidiary manufactures and sells conventional travel trailers and fifth wheels under the trade names "Dutchmen" and "Four Winds." Dutchmen also manufactures and sells laminated fifth wheels and travel trailers under the brand names "Signature," "5th Avenue," "Sport" and "Ultralite."

Dutchmen has become one of the largest-selling brands in the United States due to its reputation for a quality product sold at a lower price.

Aero

         Our Aero subsidiary manufactures and sells laminated, lightweight, European-styled travel trailers and fifth wheels designed for towing behind cars, mini vans, sport utility vehicles and trucks.

         We also manufacture folding camping trailers, which we sell under the "Aero" and "Skamper" trade names.

Four Winds

         Our Four Winds subsidiary manufactures and sells Class C and Class A motorhomes. Its products are sold under the "Four Winds," "Hurricane," "Infinity," "WindSport," "Dutchmen" and "Chateau" trade names.

Thor America

         Our Thor America subsidiary manufactures and sells moderately priced travel trailers and fifth wheels under the trade names "Citation" and "Chateau."

Citair

         Our Citair subsidiary is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name "General Coach" and sells recreation vehicles under the trade names "Citation" and "Corsair."

Komfort

         Our Komfort subsidiary manufactures and sells travel trailers and fifth wheels under the brand names "Komfort" and "Trailblazer" primarily in the western United States and western Canada.

Thor California

         Our Thor California subsidiary manufactures and sells travel trailers and fifth wheels under the brand names "Wanderer" and "Tahoe" primarily in the western United States.

BUSES

Eldorado National

         ElDorado National, comprised of our ElDorado Kansas and ElDorado California subsidiaries, is a manufacturer of small and mid-size buses for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations and other uses.

         ElDorado National builds buses under model names such as "Aerolite," "AeroElite," "Aerotech," "Escort," "MST," "Transmark," and "EZ Rider." ElDorado National's plants are located in Salina, Kansas and Chino, California.

Champion Bus

         On February 9, 1998 we purchased substantially all of the assets of Champion Motor Coach, Inc. from Champion Enterprises, Inc. Champion Motor Coach is now called Champion Bus, Inc. Champion builds small and mid-size buses under model names such as "Challenger," "Contender," "SoLo," "CTS," "Crusader" and "Defender."

         We believe that our bus division is the largest manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid Size Bus Manufacturers Association.

PRODUCT LINE SALES SEGMENT

         The table below sets forth the contribution of each of our product lines to net sales in each of the last three fiscal years.


                                            2001                         2000                         1999
                                            ----                         ----                         ----
                                                                        ($000)
                                      Amount           %           Amount           %           Amount          %
                                 ------------------ -------- ------------------- --------- ----------------- ---------
Recreation vehicles                     $534,883       65           $678,309        74          $606,155         73
Buses                                    292,048       35            237,733        26           220,506         27
                                 ------------------ -------- ------------------- --------- ----------------- ---------
Total Net Sales                         $826,931      100           $916,042       100          $826,661        100
                                 ------------------ -------- ------------------- --------- ----------------- ---------


         Additional information concerning our business segments is included in Note L of the Notes to the Consolidated Financial Statements.

RECREATION VEHICLES

Overview

         We manufacture and sell a wide variety of recreation vehicles throughout the United States and Canada, as well as related parts and accessories. Recreation vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association, or RVIA. The principal types of recreation vehicles that we produce include conventional travel trailers, fifth wheels, fold-down camping trailers and Class A and Class C motorhomes.

         Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce "conventional," "fold-down" and "fifth wheel" travel trailers. Conventional and fold-down travel trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel travel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of a pickup truck.

         A motorhome is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver's area, kitchen, bathroom and dining and sleeping areas. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities so that they can be lived in without being attached to utilities.

         Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Spartan, Ford and Freightliner. We design, manufacture and install the living area and driver's compartments of Class A motorhomes. Class C motorhomes are built on a Ford or General Motors small truck or van chassis which includes an engine, drive train components and a finished cab section. We construct a living area that has access to the driver's compartment and then attach it to the cab section. Although they are not designed for permanent or semi-permanent living, recreation vehicles can provide comfortable living facilities for short periods of time.

Production

         In order to minimize finished inventory, our recreation vehicles are generally produced to order. Our facilities are designed to provide efficient assembly line manufacturing of our products. We believe that our production facilities are sufficient for our current production levels. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring additional facilities.

         We purchase in finished form many of the components used in the production of our recreation vehicles. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers. We believe that except for chassis, substitute sources for raw materials and components are available with no material impact on our operations. We are able to obtain the benefit of volume price discounts for many of our purchases of raw materials and components by centralized purchasing.

         Our relationship with our chassis suppliers is similar to all buyer/vendor relationships and no special contractual commitment is engaged in by either party. Historically Ford and General Motors resort to an industry-wide allocation basis during restrictions of supply. These allocations would be based on the volume of chassis previously purchased. Sales of motor homes and small buses rely on these chassis and are affected accordingly.

         Generally, all of our operating subsidiaries introduce new or improved lines or models of recreation vehicles each year. Changes typically include new sizes and floorplans, different decors or design features and engineering improvements.

Seasonality

         Since recreation vehicles are used primarily by vacationers and campers, our recreation vehicle sales are seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, recreation vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

         We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with few dealers carrying more than one of our product lines. Presently, there are approximately 924 dealers carrying our products in the United States and Canada. We believe that close working relationships between our management and our many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor's products in similar price ranges than against our other products.

         Each of our recreation vehicle operating subsidiaries has an independent sales force to call on its dealers. Our most important sales promotions occur at the major recreation vehicle shows for dealers which take place throughout the year at different locations across the country. We benefit from the recreation vehicle awareness advertising and major marketing programs geared towards first-time buyers sponsored by the RVIA in national print media and television. We engage in a limited amount of consumer-oriented advertising for our recreation vehicles, primarily through industry magazines, the distribution of product brochures and direct mail advertising campaigns.

         In our selection of individual dealers we emphasize the dealer's financial strength to maintain a sufficient inventory of our products, as well as its reputation, experience and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with its dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 5% of our consolidated net sales of recreation vehicles during fiscal 2001.

         Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 10 days thereafter. We generally do not finance dealer purchases. Most dealers are financed on a "floorplan" basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer's purchase of our products upon the lending institution's request and after completion of a credit investigation of the dealer involved. Repurchase agreements provide that for up to 12 months after a unit is financed and in the event of default by the dealer we will repurchase the unit repossessed by the lending institution for the amount then due, which is usually less than 100% of dealer's cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the high resale value of the units which we would be required to repurchase. In our experience, losses under repurchase agreements have not been significant and we believe that any future losses under these agreements would not have a material adverse effect on our company.

         During fiscal 2001 the losses incurred due to repurchase were approximately $468,000 compared to $401,000 during fiscal 2000.

Joint Ventures

         In March 1996, our Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. We are contingently liable for repurchase obligations of CAT Joint Venture in the amount of approximately $5.8 million.

Financing

         We entered the retail recreation vehicle financing business in March 1994. Thor Credit Corporation is a captive finance company jointly owned by our company and Deutsche Financial Services, a major national financial institution engaged in recreation vehicle financing.

Backlogs

         At July 31, 2001, the backlog for recreation vehicle orders was approximately $51,754,000 compared to $62,489,000 at July 31, 2000. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate widely seasonally. In the recreation vehicle business our manufacturing time is quite short, usually two or three days for towables and up to five days for motorized vehicles.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Warranties

         We currently provide retail purchasers of our recreation vehicles with a standard two-year limited warranty against defects in materials and workmanship and a standard two year limited warranty on certain major components, such as the chassis and engines of our motorhomes, separately warranted by the suppliers of these components. During 2001, we formed a wholly owned insurance captive that provides coverage for product warranties.

SMALL AND MID-SIZE BUSES

Overview

         Our line of small and mid-size buses are sold under the names ElDorado National and Champion Bus. ElDorado National's trade names include "Aerolite," "AeroElite," "Aerotech," "Access," "Escort FE," "Escort RE," "Transmark," "MST" and "EZ Rider." Champion Bus' trade names include "Challenger," "Contender," "CTS," "Crusader," "Defender" and "SoLo." Our line of small and mid-size buses consists of airport shuttle buses, intra-urban and inter-urban mass transportation buses and buses for tourist uses.

Production

         Our small and mid-size bus production facilities in Salina, Kansas, Chino, California and Imlay City, Michigan are designed to provide efficient assembly line manufacturing of our small and mid-size buses. The vehicles are produced according to specific orders which are normally obtained by dealers.

         Some of the chassis, all of the engines and auxiliary units and some of the seating and other components used in the production of our small and mid-size buses are purchased in finished form. Our Chino, California, facility assembles chassis for our rear engine buses from industry standard components and assembles these buses directly on the chassis.

         The principal raw materials used in the manufacturing of our small and mid-size buses are fiberglass, steel, aluminum, plywood and plastic. We purchase most of our raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford and General Motors and most of our engines from Cummins. We believe that except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.

Marketing and Distribution

         We market our small and mid-size buses through a network of 68 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2001, only one of our dealers, Creative Bus Sales Inc. of Fountain Valley, California, accounted for 10% of the Company's net bus revenue. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains and transit authorities. Approximately 60% of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.

         Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms. During fiscal 2001 losses due to repurchase of our small and mid-size buses were not material.

Backlog

         As of July 31, 2001 the backlog for bus orders was approximately $171,319,000 compared to $204,771,000 at July 31, 2000. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in the first six months of fiscal 2002.

Warranties

         We currently provide purchasers of our small and mid-size buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding certain specified components which are separately warranted by suppliers. We provide a five-year or 75,000 mile warranty on the body structure of our "Aerotech" buses that we assemble. The chassis and engines of our small and mid-size buses are warranted for one year or 12,000 miles by their manufacturers.

Regulation

          We are subject to the provisions of the National Traffic and Motor Vehicle Safety Act and the safety standards for recreation vehicles, buses and recreation vehicle and bus components which have been promulgated thereunder by the U.S. Department of Transportation. Because of our sales in Canada, we are also governed by similar laws and regulations issued by the Canadian government.

         We are a member of the RVIA, a voluntary association of recreation vehicle manufacturers which promulgates recreation vehicle safety standards. We place an RVIA seal on each of our recreation vehicles to certify that the RVIA's standards have been met.

         Both federal and state authorities have various environmental control standards relating to air, water and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, discharge of air compressor waste water and noise emitted by factories. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with all applicable emission control standards.

         We are also subject to the regulations promulgated by the Occupational Safety and Health Administration, or OSHA. Our plants are periodically inspected by federal agencies concerned with health and safety in the work place and by the RVIA to ensure that our products comply with applicable governmental and industry standards.

         We believe that our products and facilities comply in all material respects with applicable vehicle safety, environmental, RVIA and OSHA regulations.

         We do not believe that compliance with the regulations discussed above will have any material effect on our capital expenditures, earnings or competitive position.

COMPETITION

Recreation Vehicles

         The recreation vehicle industry is characterized by relative ease of entry, although the codes, standards and safety requirements introduced in recent years may be a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality, and service. We believe that the quality, design, and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the second largest recreation vehicle in terms of units produced.

Small and Mid-Size Buses

         We estimate that we have a 35% market share of the U.S. and Canadian small and mid-size bus market. Our competitors offer lines of buses which compete with all of our products. Price, quality, and delivery are the primary competitive factors in the small and mid-size bus industry. As with our recreation vehicles, we believe that the quality, design and price of our small and mid-size buses, the warranty coverage and service that we provide and the loyalty of our customers allow us to compete favorably with similarly priced products of our competitors.

Trade Names And Patents

         We have registered U.S. and Canadian trade names or licenses under the trade names of others covering the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.

Employee Relations

         At July 31, 2001, we had approximately 3,194 employees in the United States and 263 employees in Canada. Of these 3,457 employees, 474 are salaried. Citair's and Thor America's approximately 369 hourly employees are currently represented by certified labor organizations. Citair's and Thor America's current labor agreements covering their operations expire at various times in September 2003 and October 2003. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees. During 2001, the United Auto Workers tried to organize our Champion facility. Our employees voted against the Union and the National Labor Relations Board certified the result. Thereafter, unfair labor practice charges were filed against Champion by the Union before the National Labor Relations Board and a complaint was issued. If there is an adverse determination, Champion could be ordered to cease and desist from violating the National Labor Relations Act.

Research And Development

         During the fiscal years 2001, 2000 and 1999, we expensed approximately $1,507,000, $579,000 and $619,000, respectively, on research and development activities.

         We have agreed to co-develop a bus using a fuel cell as its power source. Our commitment is no more than approximately $1,000,000 over an extended development period. We do not know whether or not it is feasible to produce this product at a reasonable cost and have no intention to commit material assets to the project unless its feasibility is established. At the present time the project is in the testing phase.

Information About Foreign And Domestic Operations And Export Sales

         Sales from our Canadian operations and export sales to Canada from our U.S. operations each amounted to approximately 3.4% of our total net sales to unaffiliated customers in fiscal 2001.

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions, including the effects of the September 11, 2001 terrorist attacks. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

ITEM 2. PROPERTIES

         We own or lease approximately 2,314,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are well-maintained and in good condition. We believe that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

         The following table describes the location, number and size of our facilities as of July 31, 2001.


                                                                                                     APPROXIMATE
                                                                                    NO. OF          BUILDING AREA
LOCATION                                             OWNED OR LEASED               BUILDINGS         SQUARE FEET
--------                                             ---------------               ---------        -------------
RECREATION VEHICLES:
Jackson Center, OH (Airstream)..........................     Owned                     9                 299,000
Jackson Center, OH (Airstream) (1)......................     Leased                    2                   5,000
Middleburg, PA (Thor America)...........................     Owned                     3                 116,000
Hensall, Ontario, Canada (Citair).......................     Owned                     1                  97,000
Oliver, B.C., Canada (Citair)...........................     Owned                     1                  55,000
Middlebury, IN (Dutchmen)...............................     Owned                     1                  20,000
Goshen, IN (Dutchmen)...................................     Owned                     6                 261,000
Goshen, IN (Dutchmen) (2)...............................     Leased                    1                  45,000
Syracuse, IN (Fold Down)................................     Owned                     1                  46,000
Syracuse, IN (Aero).....................................     Owned                     2                  67,000
Bristol, IN (Dutchmen) (3)..............................     Leased                    6                 106,000
Elkhart, IN (Four Winds)................................     Owned                     6                 352,000
Milwaukee, OR (Komfort) (4).............................     Leased                    1                  57,000
Clackamas, OR (Komfort).................................     Owned                     1                 107,000


                                                                                                     APPROXIMATE
                                                                                    NO. OF          BUILDING AREA
LOCATION                                             OWNED OR LEASED               BUILDINGS         SQUARE FEET
--------                                             ---------------               ---------        -------------
Moreno Valley, CA (Thor California) (5).................     Leased                    3                 166,000
Moreno Valley, CA (Thor California) (6).................     Leased                    1                  49,000

SMALL AND MID-SIZE BUSES:
Salina, KS (ElDorado Kansas)............................     Owned                     2                  93,000
Minneapolis, KS (ElDorado Kansas) (7)...................     Leased                    1                  14,000
Minneapolis, KS (ElDorado Kansas) (8)...................     Leased                    1                  23,000
Salina, KS (ElDorado Kansas)............................     Owned                     1                  53,000
Chino, CA (ElDorado California) (9).....................     Leased                    1                  64,000
Chino, CA (ElDorado California) (9).....................     Leased                    1                  10,000
Chino, CA (ElDorado California) (9).....................     Leased                    1                   8,000
Imlay City, Michigan (Champion Bus).....................     Owned                     5                 201,000
                                                                                   ---------        -------------
TOTAL.......................................................................           58              2,314,000
                                                                                   =========        =============



(1) These leased storage facilities are occupied under one year leases which expire on July 31, 2002, with five one-year options to renew.
(2) This location is occupied under a net lease which expires in 2004 with an option to extend for five years.
(3) This location is occupied under a net lease which expires in 2005 with an option to extend for five years.
(4) This location is occupied under a net lease which expires in 2005 with an option to extend for five years.
(5) This location is occupied under a net lease which expires in 2008 with an option to extend for five years.
(6) This location is occupied under a net lease which expires on October, 1, 2010.
(7)  This location is occupied under a net lease which expires in August 2002.
(8)  This location is occupied under a net lease which expires in July 2002.
(9)  This location is occupied under a net lease which expires in August 2002.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state "lemon laws," warranty claims and accidents (for which we carry insurance above a specified deductible amount). In addition to these claims and the suit against us by Ford Motor Credit Company described in Item 1 hereof, we are a defendant in a lawsuit in Ontario, Canada entitled Overland Coach v. General Coach America, et. al. This suit arises out of an agreement relating to the manufacture of a low floor bus. The plaintiff claims that we illegally utilized the concept of the low floor bus for our own profit and that we breached the contract with it in the manner specified in the complaint. The plaintiff has asked for substantial money damages including punitive damages. We have counter claimed against the plaintiff claiming that we overpaid it in excess of $800,000. The case is in the discovery phase and no trial date has been set. Although there can be no assurances we are of the opinion that there will be no material cost to us as a result of this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

         Our common stock is traded on The New York Stock Exchange. Set forth below is the range of high and low prices for our common stock for each quarter during our two most recent fiscal years, as quoted in The New York Stock Exchange Monthly Market Statistics and Trading Reports.


                                                           FISCAL 2001                        FISCAL 2000
                                                           -----------                        -----------
                                                      High              Low              High              Low
                                                ----------------- ---------------- ----------------- -----------------
First Quarter..............................          $24.56            $19.56          $30.25            $24.50
Second Quarter.............................           26.38             19.06           30.50             23.00
Third Quarter..............................           26.85             20.15           30.56             23.50
Fourth Quarter.............................           35.58             28.18           27.31             20.75

(B)      HOLDERS

         As of October 15, 2001, the number of holders of record of our common stock was 194.

(C)      DIVIDENDS

         We paid quarterly dividends of $0.02 per share during fiscal 2001 and fiscal 2000. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, capital requirements, earnings and any other factors which our board of directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                     FISCAL YEARS END JULY 31,
                                              ------------------------------------------------------------------------
                                                       2001           2000          1999           1998          1997
                                              ------------------------------------------------------------------------
                                                                 ($000, except per share amounts)
INCOME STATEMENT DATA:
Net sales.................................         $826,931       $916,042      $826,661       $733,656      $639,889
Net income................................           26,722         36,119        30,766         19,395        16,423
Earnings per common share:
  Basic...................................             2.24           2.98          2.53           1.59          1.32
  Diluted.................................             2.23           2.97          2.52           1.58          1.31
Dividends per common share................              .08            .08           .08            .08           .08
BALANCE SHEET DATA:
Total assets..............................         $309,067       $282,131      $245,912       $213,981      $170,969

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Our net sales in fiscal 2001 were $826,930,810 compared to $916,042,360 in fiscal 2000. Our net income in fiscal 2001 was $26,722,273 compared to $36,119,408 in fiscal 2000. Basic earnings per share of our common stock in fiscal 2001 were $2.24 compared to $2.98 in fiscal 2000. Our consolidated statements of income for the fiscal years ended July 31, 2001, 2000 and 1999 shown as a percentage of our net sales are:


                                                                               FISCAL YEARS ENDED JULY 31,
                                                                     -----------------------------------------------
                                                                          2001            2000             1999
                                                                     -----------------------------------------------
Net sales.....................................................            100.0%          100.0%          100.0%
Cost of products sold.........................................             88.5            87.0            87.2
Gross profit..................................................             11.5            13.0            12.8
Selling, general and administrative expenses..................              6.8             6.5             6.6
Loss on divestment of subsidiaries............................              -               (.3)            (.2)
Other income (net)............................................               .5              .4              .3
                                                                     -----------------------------------------------
Income before income taxes....................................              5.2             6.6             6.3
Provision for income taxes....................................              2.0             2.7             2.6
                                                                     -----------------------------------------------
Net income....................................................              3.2%            3.9%            3.7%
                                                                     -----------------------------------------------

FISCAL 2001 VERSUS FISCAL 2000

         Our net sales in fiscal 2001 were $826,930,810, a 9.7% decrease from $916,042,360 in fiscal 2000. Income before income taxes in fiscal 2001 was $43,287,016, a 28.9% decrease from $60,872,947 in fiscal 2000. The decrease in income before income taxes of $17,585,931 in fiscal 2001 was primarily caused by reduced recreation vehicle revenues of $143,426,582 for the period, which resulted in a reduction in income before income taxes of approximately $20,973,000. Bus revenues were $54,315,032 greater in fiscal 2001 than in fiscal 2000, which resulted in an increase in income before income taxes in fiscal 2001 of approximately $1,300,000. There were no losses on divestment of operations for the year ended July 31, 2001, which resulted in an increase in income before income taxes of $2,323,714 compared to the same period last year.

         Recreational vehicle revenues decreased in fiscal 2001 by 21.1% to $534,882,417 compared to $678,308,999 in fiscal 2000 and accounted for 64.7% of our total revenues, compared to 74.0% of our total revenues in fiscal 2000. Recreational vehicle order backlog of $51,754,000 at July 31, 2001 was down 17.2% compared to the same period in fiscal 2000 and reflects the continuing softness in the overall recreation vehicle market (See Item 1 "Backlog"). Bus revenues in fiscal 2001 increased by 22.8% to $292,048,393 compared to $237,733,361 in fiscal 2000 and accounted for 35.3% of our total revenues in fiscal 2001 compared to 26.0% of our total revenues in fiscal 2000. Bus order backlog of $171,319,000 at July 31, 2001 was 16.3% lower than the same period in fiscal 2000, reflecting increased competition from newer entrants in the industry that were able to deliver buses to customers faster.

         Gross profit as a percentage of sales in fiscal 2001 decreased to 11.5% from 13.0% in fiscal 2000 primarily due to the lower volume of recreational vehicle sales. Due to a soft recreation vehicle market and competitive pressures, there were no price increases for our products during fiscal 2001. Selling, general and administration expenses and amortization of intangibles decreased to $56,323,430 in fiscal 2001 from $59,776,408 in fiscal 2000. However, as a percentage of net sales, selling, general and administrative expenses were 6.8% in fiscal 2001 compared to 6.5% in fiscal 2000. The $3,452,978 decrease in selling, general and administrative expenses is primarily due to a reduction of approximately $3,700,000 in income-related compensation which resulted from our reduced profits in fiscal 2001.

         Interest income in fiscal 2001 increased by $558,598, primarily due to the amount of investable cash being higher than last year and offsetting the lower market rate. Interest expense increased by $573,826 primarily due to interest paid on increased bus chassis pools.

         Our overall effective income tax rate was 38.3% for fiscal 2001 compared to 40.7% for fiscal 2000. The decrease in overall effective income tax rate in fiscal 2001 is primarily due to a tax benefit of $1,047,000 recorded in fiscal 2001. Based on recent judicial decisions, we recorded a tax benefit of $1,047,000 associated with the stock basis of our Thor West divestiture in fiscal 1998.

FISCAL 2000 VERSUS FISCAL 1999

         Our net sales in fiscal 2000 totaled $916,042,360, a 10.8% increase from $826,661,111 in fiscal 1999. Income before income taxes in fiscal 2000 was $60,872,947, a 16.1% increase from $52,435,679 in fiscal 1999. The $8,437,268 increase in income before income taxes in fiscal 2000 was primarily caused by increased recreational vehicle revenues in fiscal 2000 of $72,153,279, which, in turn, resulted in an increase in income before income taxes in fiscal 2000 of approximately $7,664,000. Bus revenues in fiscal 2000 were $17,227,970 greater than in fiscal 1999, which resulted in an increase in income before taxes in fiscal 2000 of approximately $855,000. Our losses on divestment of operations in fiscal 2000 of $2,323,714 resulted in an additional decrease in income before income taxes of approximately $511,000 compared to fiscal 1999.

         Recreational vehicle revenues in fiscal 2000 increased 11.9% to $678,308,999 compared to $606,155,720 in fiscal 1999 and accounted for 74% of our total revenues compared to 73.3% of our total revenues in fiscal 1999. Recreational vehicle order backlog of $62,489,000 at July 31, 2000 was down 40.5% compared to the same period in fiscal 1999 and reflected softness in the overall recreation vehicle market. Bus revenues in fiscal 2000 increased by 7.8% to $237,733,361 compared to $220,505,391 in 1999 and accounted for 26% of our total revenues compared to 26.7% in fiscal 1999. Bus vehicle order backlog of $204,771,000 at July 31, 2000 was up 55.2% compared to the same period in fiscal 1999.

         Gross profit as a percentage of sales in fiscal 2000 increased to 13.0% from 12.8% in fiscal 1999. This increase is primarily due to increased volume in recreational vehicle sales. Price increase averaged 1.5% in fiscal 2000. Selling, general and administrative expenses and amortization of intangibles increased to $59,776,408 in fiscal 2000 from $54,358,197 in fiscal 1999. However, as a percentage of net sales, selling, general and administrative expenses in fiscal 2000 were 6.5% compared to 6.6% in fiscal 1999. The increase of $5,418,211 in selling, general and administrative expenses was primarily due to increased selling expenses related to volume increase and increased income-related compensation resulting from our increased profits in fiscal 2000.

         Interest income in fiscal 2000 increased by $1,134,093 primarily due to increased investable cash and higher return during fiscal 2000 compared to fiscal 1999. Interest expense increased by $81,339 in fiscal 2000.

         During fiscal 2000 we recognized $2,323,714 for losses related to the divestment of Thor West and the subsequent bankruptcy of Mountain High Coachworks, the entity that purchased the Thor West operation. We were required to honor our guarantee of $750,000 of Mountain High Coachworks' debt as well as assume responsibility for warranties of Thor West products sold prior to December 1998. In addition, we incurred losses in connection with subletting the Thor West facility and writing off debt to our company from Mountain High Coachworks.

         Our overall effective income tax rate in fiscal 2000 decreased to 40.7% compared to 41.3% in fiscal 1999 primarily due to recording tax savings generated by our foreign sales corporation.

FINANCIAL CONDITION AND LIQUIDITY

         As of July 31, 2001 we had $107,192,871 in cash, cash equivalents and short-term investments, compared to $77,963,445 on July 31, 2000. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalents" or "Investable - short term." The latter are carried on our consolidated balance sheets as "Investments - investment available for sale."

         Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, trading securities are carried at fair market value. Unrealized gains or losses on trading securities are included in earnings. Unrealized gains and losses in investments classified as available for sale, net of related tax effect, are not included in earnings, but appear as a component of "Accumulated other comprehensive loss" on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary. (See Footnote A to Consolidated Financial Statements-"Investments")

         Due to the relative short-term maturity (average 6 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

         Working capital at July 31, 2001 was $150,697,245 compared to $138,909,444 at July 31, 2000. We have no long-term debt. We currently have a $30,000,000 revolving line of credit, which bears interest at negotiated rates below prime and expires on November 30, 2001. We expect to renew our credit line. There were no borrowings on this line of credit at July 31, 2001. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of $17,197,774 in fiscal 2001 were primarily for the expansion of the Komfort R.V. facility and the expansion of our Kansas bus operation.

         During fiscal 2001 we purchased 149,400 shares of our common stock, which increased our treasury stock by $3,006,036.

ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and trademarks recorded in past business combinations, will cease upon adoption of SFAS No. 142. We adopted SFAS No. 142 on

August 1, 2001 and expect that this will reduce our annual amortization expense for goodwill and trademarks by approximately $513,000 and $175,000 respectively. Additionally, we do not expect to have significant goodwill impairment charges associated with the adoption of SFAS No. 142.

         In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, 101, "Revenue Recognition in Financial Statements," which provides guidance on applying U.S. generally accepted accounting principles for recognizing revenue. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The effect of adopting SAB 101 was not significant to our business or results of operations.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded either as a separate component of stockholders' equity or in the income statement, depending upon whether the instruments meet the criterion for hedge accounting. SFAS No. 133 was effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133 was not significant to our business or results of operations.

         Certain reclassifications have been made in the fiscal 2000 and fiscal 1999 consolidated financial statements to conform to the presentation used in fiscal 2001, including reclassifications to comply with FASB's Emerging Issues Task Force, or EITF, 00-10, "Accounting for Shipping and Handling Fees and Costs." Net sales and cost of sales were reclassified related to shipping and handling income and expenses that were previously recorded in selling, general and administrative expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

         We are exposed to market risk from changes in foreign currency related to our Canadian operations. However, because of the size of our Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact on our financial position or results of operations. We are also exposed to market risks related to interest rates because of our investments in corporate debt securities. However, a hypothetical 10% change in interest rates would not have a significant impact on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA


                                              ---------------------------------------------------------------------
                                                 OCTOBER 31        JANUARY 31         APRIL 30           JULY 31
                                              ---------------------------------------------------------------------
                                                                 ($000, except per share amounts)
2001
Net sales (2)............................          $209,821          $173,181           $221,029         $222,900
Gross profit (2).........................            26,611            17,200             25,202           26,310
Net income (1)...........................             8,391             3,164              6,731            8,436
Earnings per common share:
  Basic..................................               .70               .27                .57              .71
  Diluted................................               .70               .27                .57              .70
Dividends paid per common share                         .02               .02                .02              .02
MARKET PRICES PER COMMON SHARE:
  High...................................          $  24.56          $  26.38           $  26.85         $  35.58
  Low....................................          $  19.56          $  19.06           $  20.15         $  23.18
                                                   ========          ========           ========         ========


2000
Net sales (3)............................          $226,187          $198,132           $250,120         $241,603
Gross profit (3).........................            29,848            25,139             32,794           31,448
Net income (1)...........................             9,660             6,710             10,090            9,659
Earnings per common share:
  Basic..................................               .80               .55                .83              .80
  Diluted................................               .79               .55                .83              .80
Dividends paid per common share..........               .02               .02                .02              .02
MARKET PRICES PER COMMON SHARE:
  High...................................          $  30.25          $  30.50           $  30.56         $  27.31
  Low....................................          $  24.50          $  23.00           $  23.50         $  20.75
                                              ================= ================= ================== =================


(1) Net income in the fourth quarter was increased by $675,000 in fiscal 2001 and by $340,000 in fiscal 2000 due to adjustments to physical inventories, warranty reserves and management incentives, by $80,200 in fiscal 2001 and $200,000 in fiscal 2000 for recording the tax benefits of a newly formed foreign sales corporation and by $1,047,000 in fiscal 2001 for recording the tax benefit associated with the stock basis of the 1998 divestiture of Thor West.

(2) To comply with EITF 00-10, quarterly amounts for the first two quarters of fiscal 2001 have been restated from the amounts previously reported in our Quarterly Report on Form 10-Q to reflect the reclassification to net sales of certain shipping and handling costs billed to customers and the reclassification to cost of sales of certain shipping and handling costs that were previously recorded as an offset to shipping and handling costs included in selling, general and administrative expenses.


                                            1ST QTR 2001       2ND QTR 2001
                                            ------------       ------------
Net sales previously reported                 $205,183           $169,214
EITF 00-10 reclassification                      4,638              3,967
                                              --------           --------
                                              $209,821           $173,181
                                              --------           --------

Gross Profit - previously reported            $ 26,396           $ 17,026
                                              --------           --------
Gross Profit - as reported                    $ 26,611           $ 17,200
                                              --------           --------

(3) To comply with EITF 00-10, quarterly amounts for fiscal 2000 have been restated from the amounts previously reported in our Quarterly Report on Form 10-Q to reflect the reclassification to net sales of certain shipping and handling costs billed to customers and the reclassification to cost of sales of certain shipping and handling costs that were previously recorded as an offset to shipping and handling costs included in selling, general and administrative expenses.


                                       1ST QTR 2000       2ND QTR 2000       3RD QTR 2000       4TH QTR 2000
                                       ------------       ------------       ------------       ------------
Net sales previously reported            $221,021           $193,709           $243,943           $253,324
Net sales - as reported                  $226,187           $198,132           $250,120           $241,603
Gross Profit - previously reported       $ 29,570           $ 24,965           $ 32,401           $ 31,075
Gross Profit - as reported               $ 29,848           $ 25,139           $ 32,794           $ 31,448


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this Item is contained under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in our definitive Proxy Statement, dated on or about October 31, 2001, filed with the SEC pursuant to Regulation 14A. These portions of our Proxy Statement are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, RESTRICTED STOCK PLAN, SELECT EXECUTIVE INCENTIVE PLAN, PERFORMANCE GRAPH, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMMITTEE REPORT ON EXECUTIVE COMPENSATION in our definitive Proxy Statement, dated on or about October 31, 2001, filed with the SEC pursuant to Regulation 14A. These portions of our Proxy Statement are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is contained under the captions SECURITY OWNERSHIP OF MANAGEMENT and OWNERSHIP OF COMMON STOCK FOR PRINCIPAL SHAREHOLDERS in our definitive Proxy Statement, dated on or about October 31, 2001, filed with the SEC pursuant to Regulation 14A. These portions of our Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in our definitive Proxy Statement, dated on or about October 31, 2001, filed with the SEC pursuant to Regulation 14A. This portion of our Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

                                                                                                                      PAGE
                                                                                                                      ----
         Independent Auditors' Report....................................................................                21
         Consolidated Balance Sheets as of July 31, 2001 and July 31, 2000...............................             22-23
         Consolidated Statements of Income for the Fiscal Years Ended July 31, 2001, July 31,
           2000 and July 31, 1999........................................................................                24
         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended July 31,
           2001, July 31, 2000 and July 31, 1999.........................................................                25
         Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2001,
           July 31, 2000 and July 31, 1999...............................................................                26
         Notes to Consolidated Financial Statements......................................................             27-34

(a)(2) FINANCIAL STATEMENT SCHEDULE AS OF JULY 31, 2001 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31:


         Schedule II--Valuation and Qualifying Accounts for the Fiscal Years Ended
         July 31, 2001, July 31, 2000 and July 31, 1999..................................................                35


     All other schedules have been omitted as not required or not applicable under the instructions.

(a)(3) EXHIBITS


EXHIBIT                       DESCRIPTION
-------                       -----------
3(a)              Ammended and restated Certificate of Incorporation; dated as of March 11, 1998...................**

3(b)              Registrant's By-laws. (incorporated by reference to Exhibit 3(b)
                  of the Company's Registration Statement No. 33-13827).............................................*

4(a)              Form of Common Stock Certificate. (incorporated by reference to Exhibit
                  4(a) of the Company's Annual Report on Form 10-K dated July 31, 1987).............................*

10(a)             Thor  Industries,  Inc. 1999 Stock Option Plan  (incorporated  by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated November 5, 1999)..........................*

10(b)             Thor  Industries,  Inc.  Restricted  Stock Plan  (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated December 3, 1997)..........................*

10(c)             Thor Industries,  Inc. Select Executive  Incentive Plan (incorporated by reference to Exhibit
                  10(c) of The Annual Report on form 10k for fiscal year ended 7/31/2000.)

21                Subsidiaries of the Registrant...................................................................**

23                Independent Auditors' Consent....................................................................**

*    Incorporated by reference
**   Filed herewith

(b)  REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the last quarter of the fiscal year ended July 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed) /s/  Wade F.B. Thompson
         -------------------------------------------------
Wade F. B. Thompson
Chairman, President, and Chief Executive Officer

Date  October 22, 2001
    -----------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Signed) /s/  Peter B. Orthwein                                 (Signed)  /s/  Walter L. Bennett
         ------------------------------------------------                -----------------------------------------
Peter B. Orthwein                                               Walter L. Bennett
Vice Chairman, Treasurer                                        Chief Financial Officer
(Director)                                                      (Principal Financial Officer & Principal
                                                                Accounting Officer)


Date   October 22, 2001                                         Date  October 22, 2001
       -------------------------                                      ---------------------------------------------


(Signed)  /s/  Wade F.B. Thompson                               (Signed) /s/  Alan Siegel
          -------------------------------------------                    -----------------------------------------
Wade F. B. Thompson                                             Alan Siegel
Chairman, President, and Chief Executive                        Director
Officer (Principal Executive Officer
and Director)

Date   October 22, 2001                                         Date  October 22, 2001
    -------------------------------------------------                 -------------------------------------------


(Signed)   /s/  William C. Tomson                               (Signed)  /s/  Neil D. Chrisman
           ------------------------------------------                  ------------------------------------------
William C. Tomson                                               Neil D. Chrisman
Director                                                        Director

Date    October 22, 2001                                        Date  October 22, 2001
    ------------------------------------------------                  -------------------------------------------

                                                                (Signed)   /s/  Jan H. Suwinski
                                                                Jan H. Suwinski
                                                                Director


                                                                Date  October 22, 2001
                                                                      ----------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THOR INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the "COMPANY") as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the index of item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
Dayton, Ohio
September 21, 2001

        CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2001 AND JULY 31, 2000


                                                                           ------------------------------------------
ASSETS                                                                        JULY 31, 2001         JULY 31, 2000
------                                                                     ------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents................................................      $   60,058,777         $  59,655,251
Investments-short term (Note A)..........................................          47,134,094            18,308,194
Accounts receivable:
     Trade, less allowance for doubtful accounts--
     $ 68,210 in 2001 and $43,959 in 2000................................          46,174,662            50,970,187
     Other...............................................................           1,341,033               973,265
Inventories (Note B).....................................................          80,286,637            89,545,213

Deferred income taxes and other (Note D).................................           2,970,082             5,835,370
                                                                               --------------         -------------
TOTAL CURRENT ASSETS.....................................................         237,965,285           225,287,480
                                                                               --------------         -------------
PROPERTY, PLANT AND EQUIPMENT:
Land.....................................................................           8,182,431             5,573,144
Buildings and improvements...............................................          35,936,200            25,039,551
Machinery and equipment..................................................          20,049,176            17,217,606
                                                                               --------------         -------------
Total cost...............................................................          64,167,807            47,830,301
Accumulated depreciation.................................................          17,232,199            14,525,634
                                                                               --------------         -------------
NET PROPERTY, PLANT AND EQUIPMENT........................................          46,935,608            33,304,667
                                                                               --------------         -------------
INVESTMENTS:
Joint ventures (Note J)..................................................           2,192,453             2,628,282
Investments available-for-sale (Note A)..................................           5,406,286             3,486,150
                                                                               --------------         -------------
TOTAL INVESTMENTS........................................................           7,598,739             6,114,432
                                                                               --------------         -------------
OTHER ASSETS:
Goodwill.................................................................          10,378,420            10,741,131
Noncompete agreements....................................................             524,584             1,132,614
Trademarks...............................................................           1,669,642             1,844,981
Other (Note D)...........................................................           3,994,601             3,706,087
                                                                               --------------         -------------
TOTAL OTHER ASSETS.......................................................          16,567,247            17,424,813
                                                                               --------------         -------------
TOTAL....................................................................       $ 309,066,879         $ 282,131,392
                                                                               ==============         =============
-------------------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.


                                                                           -----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          JULY 31, 2001        JULY 31, 2000
------------------------------------                                       -----------------------------------------
CURRENT LIABILITIES:
Accounts payable.........................................................       $  57,290,788        $  49,824,276
Accrued liabilities:
   Compensation and related items........................................          11,630,556           13,356,378
   Product warranties....................................................          12,541,890           11,878,469
   Taxes.................................................................             496,333            4,599,864
   Other.................................................................           5,308,473            6,719,049
                                                                                -------------        -------------
Total current liabilities................................................          87,268,040           86,378,036
                                                                                -------------        -------------
Deferred income taxes and other liabilities (Note D).....................           1,852,432              549,080
Contingent liabilities (Note G)                                                            --                   --

STOCKHOLDERS' EQUITY (NOTE H):
Preferred stock-authorized 1,000,000 shares; none outstanding............                  --                   --
Common stock - par value of $.10 a share;
   Authorized, 20,000,000 shares;
   Issued 13,817,847 shares in 2001 and 13,743,997
   shares in 2000........................................................           1,381,785            1,374,400
Additional paid-in capital...............................................          27,258,323           26,169,020
Retained earnings........................................................         222,942,676          197,171,503
Restricted stock plan....................................................            (352,402)            (297,305)
Accumulated other comprehensive income (loss)............................          (1,685,309)          (2,620,712)
                                                                                -------------        -------------
Total....................................................................         249,545,073          221,796,906
Less treasury shares of 1,908,437 in 2001 and 1,759,037 in 2000, at cost.
                                                                                  (29,598,666)         (26,592,630)
                                                                                -------------        -------------
TOTAL STOCKHOLDERS' EQUITY...............................................         219,946,407          195,204,276
                                                                                -------------        -------------
TOTAL....................................................................       $ 309,066,879        $ 282,131,392
                                                                                =============        =============
------------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED
                 JULY 31, 2001, JULY 31, 2000 AND JULY 31, 1999


                                                            ------------------- -----------------------------
                                                                   2001             2000            1999
                                                            ------------------- -----------------------------
NET SALES                                                     $ 826,930,810    $ 916,042,360    $ 826,661,111

Cost of products sold ................................          731,607,543      796,813,836      720,735,477
                                                              -------------    -------------    -------------

GROSS PROFIT                                                     95,323,267      119,228,524      105,925,634

Selling, general and administrative expenses..........           54,977,350       57,988,463       52,883,359

Amortization of intangibles ..........................            1,346,080        1,787,945        1,474,838

Loss on divestment of subsidiaries (Note K)...........                 --         (2,323,714)      (1,812,526)

Interest income ......................................            3,876,082        3,317,484        2,183,391

Interest expense .....................................             (771,122)        (197,296)        (115,957)

Other ................................................            1,182,219          624,357          613,334
                                                              -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                       43,287,016       60,872,947       52,435,679

Income taxes (Note D) ................................           16,564,743       24,753,539       21,669,484
                                                              -------------    -------------    -------------

NET INCOME                                                    $  26,722,273    $  36,119,408    $  30,766,195
                                                              =============    =============    =============

EARNINGS PER COMMON SHARE (NOTE A)

Basic ................................................        $        2.24    $        2.98    $        2.53

Diluted ..............................................        $        2.23    $        2.97    $        2.52


                 See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED
                 JULY 31, 2001, JULY 31, 2000 AND JULY 31, 1999


                                  Treasury Stock               Common Stock          Additional
                             ------------------------    ------------------------     Paid-in
                               Shares       Amount         Shares       Amount        Capital
                             ---------   ------------    ----------   -----------   -----------

JULY 31, 1998                1,433,637   $(19,376,248)   13,692,697   $ 1,369,270    $25,316,643


Net Income                          --             --            --            --             --
Shares purchased               133,000     (2,910,510)           --            --             --
Stock option activity               --             --        17,000         1,700        241,910
Restricted stock activity           --             --         5,450           545        125,827
Cash dividends - $08
    per common share                --             --            --            --             --
Foreign currency
   translation adjustment           --             --            --            --             --
Compensation expense                --             --            --            --             --
                             ---------   ------------    ----------   -----------    -----------
JULY 31, 1999                1,566,637    (22,286,749)   13,715,515     1,371,515     25,684,380

Net Income                          --             --            --            --             --
Shares purchased               192,400     (4,305,881)           --            --             --
Stock option activity               --             --        22,500         2,250        320,175
Restricted stock activity                                     6,350            635       164,465
Cash dividends - $08
   per common share                 --             --            --            --             --
Unrealized depreciation
    on investments                  --             --            --            --             --
Foreign currency                                                               --
    translation adjustment          --             --            --            --             --
Compensation expense                --             --            --            --             --
                             ---------   ------------    ----------   -----------    -----------
JULY 31, 2000                1,759,037    (26,592,630)   13,743,997     1,374,400     26,169,000

Net Income                          --             --            --            --             --
Shares purchased               149,400     (3,006,036)           --            --             --
Stock option activity               --             --        67,500         6,750        960,525
Restricted stock activity           --             --         6,350           635        128,778
Cash dividends - $08
   per common share                 --             --            --            --             --
Unrealized appreciation
    on investments                  --             --            --            --             --
Foreign currency
    translation adjustment          --             --            --            --             --
Compensation expense                --             --            --            --             --
                             ---------   ------------    ----------   -----------    -----------
JULY 31, 2001                1,908,437   $(29,598,666)   13,817,847   $ 1,381,785    $27,258,323
                             =========   ============    ==========   ===========    ===========

                                          Accumulated
                             Restricted     Other
                               Stock     Comprehensive     Retained      Comprehensive
                               Plan          Loss          Earnings          Income
                             ---------    -----------    -------------    ------------

JULY 31, 1998                $(137,544)   $(1,184,939)   $ 132,227,188

Net Income                          --             --       30,766,195    $ 30,766,195
Shares purchased                    --             --               --              --
Stock option activity               --             --               --              --
Restricted stock activity     (126,372)            --               --              --
Cash dividends - $08
    per common share                --             --         (974,685)             --
Foreign currency
   translation adjustment           --        (13,572)              --         (13,572)
Compensation expense            47,748             --               --              --
                             ---------    -----------    -------------    ------------
JULY 31, 1999                 (216,168)    (1,198,511)     162,018,698    $ 30,752,623
                                                                          ============

Net Income                          --             --       36,119,408    $ 36,119,408
Shares purchased                    --             --               --              --
Stock option activity               --             --               --              --
Restricted stock activity     (165,100)            --               --              --
Cash dividends - $08
   per common share                 --             --         (966,603)             --
Unrealized depreciation
    on investments                  --     (1,504,298)              --      (1,504,298)
Foreign currency
    translation adjustment          --         82,097               --          82,097
Compensation expense            83,963             --               --              --
                             ---------    -----------    -------------    ------------
JULY 31, 2000                 (297,305)    (2,620,712)     197,171,503    $ 34,697,207
                                                                          ============

Net Income                          --             --       26,722,273      26,722,273
Shares purchased                    --             --               --              --
Stock option activity               --             --               --              --
Restricted stock activity     (129,413)            --               --              --
Cash dividends - $08
   per common share                 --             --         (951,100)             --
Unrealized appreciation
    on investments                  --      1,049,017               --       1,049,017
Foreign currency
    translation adjustment          --       (113,614)              --        (113,614)
Compensation expense            74,316             --               --              --
                             ---------    -----------    -------------    ------------
JULY 31, 2001                $(352,402)   $(1,685,309)   $ 222,942,676    $ 27,657,676
                             =========    ===========    =============    ============


                See notes to consolidated financial statements.

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED
                 JULY 31, 2001, JULY 31, 2000 AND JULY 31, 1999

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       2001              2000             1999
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ...................................................................     $ 26,722,273      $ 36,119,408       $30,766,195
Adjustments to reconcile net income
to net cash provided by operating activities:
      Depreciation ...........................................................        3,595,547         2,888,601         2,255,956
      Amortization of intangibles ............................................        1,346,080         1,787,945         1,474,838
      Deferred income taxes ..................................................        3,582,045          (318,357)         (382,386)
      Net loss on divestment of subsidiaries .................................               --         2,323,714         1,812,526
      Purchase of trading investments ........................................      (58,377,034)      (29,753,354)               --
      Proceeds from sale of trading investments ..............................       30,371,983        11,423,052                --
      Gain on sale of investments available-for-sale .........................         (189,255)         (621,464)               --
      Gain on sale of trading investments ....................................         (180,000)               --                --
CHANGES IN ASSETS AND LIABILITIES,
NET OF EFFECTS FROM ACQUISITIONS AND DIVESTMENTS:
Accounts receivable ..........................................................        4,675,817         1,891,573         4,041,278
Inventories ..................................................................        9,258,576       (16,694,934)      (10,901,788)
Deferred taxes and other .....................................................       (1,033,861)          240,226        (1,007,998)
Accounts payable .............................................................        7,466,512         1,534,180           292,026
Accrued liabilities ..........................................................       (6,576,508)        3,490,328         7,474,363
Other ........................................................................          361,258           319,471           225,348
                                                                                   ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................       21,023,433        14,630,389        36,050,358
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ...................................      (17,197,774)      (13,908,163)       (7,448,325)
Disposals of property, plant and equipment ...................................           46,310           114,343           124,991
Purchase of available-for-sale investments ...................................         (642,691)      (11,535,508)               --
Proceeds from sale of available-for-sale investments .........................          277,723         6,356,517                --
Proceeds from divestment of subsidiary .......................................               --                --           261,954
                                                                                   ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES ........................................      (17,516,432)      (18,972,811)       (7,061,380)
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends ...............................................................         (951,100)         (966,603)         (974,685)
Purchase of treasury shares ..................................................       (3,006,036)       (4,305,881)       (2,910,501)
Proceeds from issuance of common stock .......................................          967,275           322,425           243,610
                                                                                   ------------      ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES ........................................       (2,989,861)       (4,950,059)       (3,641,576)
                                                                                   ------------      ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................         (113,614)           82,097           (13,572)
                                                                                   ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents .........................          403,526        (9,210,384)       25,333,830
Cash and cash equivalents, beginning of year .................................       59,655,251        68,865,635        43,531,805
                                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR .......................................     $ 60,058,777      $ 59,655,251      $ 68,865,635
                                                                                   ============      ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid ............................................................     $ 17,594,918      $ 20,404,124      $ 23,353,329
Interest paid ................................................................          771,122           197,296           115,957
NON-CASH TRANSACTIONS:
Issuance of restricted stock .................................................          129,413           165,100           126,372
Note from divestment of subsidiary ...........................................               --                --           750,000


                 See notes to consolidated financial statements.

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED
                 JULY 31, 2001, JULY 31, 2000 AND JULY 31, 1999

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the "COMPANY"). All inter-company balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents - Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $84,069,239 are held by a major financial institution. The remaining $23,123,632 is held at various banks.

Investments - The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not classified as trading are classified as available-for-sale.

Trading securities and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income, net of income taxes until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

At July 31, 2001, the Company held equity securities with a fair value of $5,406,286 and a cost basis of $6,106,618. These securities are classified as available-for-sale and are included in other investments. Gross unrealized losses were $700,332. Available-for-sale securities were sold and a realized gain of $189,255 in fiscal 2001 and $621,464 in fiscal 2000 was recognized in other income.

The Company holds certain corporate debt securities that are classified as trading securities and reported as Investments - short term. Included in other income are net realized gains on trading securities of $180,000 in fiscal 2001 and net realized losses on trading securities of $12,620 in fiscal 2000.

Inventories - Inventories are stated at the lower of cost or market, determined principally by the last-in, first-out (LIFO) basis.

Depreciation - Property, Plant and Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements - 10 to 39 years
         Machinery and equipment - three to 10 years

Other Assets - Other assets are amortized using the straight-line method over the estimated lives of the assets as follows:

         Goodwill -20 or 30 years
         Noncompete agreements - five or 10 years
         Trademarks - 10 or 20 years

Long-lived Assets - Long-lived assets, identifiable intangibles and goodwill related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows.

Product Warranties - Estimated warranty costs are provided at the time of sale of the warranted products. During fiscal 2001, the Company formed a wholly owned insurance captive that provides coverage for product warranties.

Revenue Recognition - Revenues from the sale of recreation vehicles and buses are recognized when shipped to dealers, distributors or contract buyers.

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency - Assets and liabilities of the Company's Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates and the translation adjustments have been included in accumulated other comprehensive loss. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Transaction gains and losses are not significant.

Stock Options - The Company measures cost for stock options issued to employees using the method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees."

Earnings Per Share - Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options.

                                                                            2001             2000             1999
                                                                            ----             ----             ----
Weighted average shares outstanding for
basic earnings per share.......................                       11,903,800       12,106,199       12,179,962
Stock options..................................                           58,754           44,013           42,712
                                                                      --------------------------------------------
Weighted average shares outstanding assuming dilution                 11,962,554       12,150,212       12,222,674
                                                                      ============================================

Accounting Pronouncements -- On July 20, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and trademark recorded in past business combinations will cease upon adoption of SFAS No. 142. The Company adopted SFAS No. 142 on August 1, 2001 and expects that the adoption of SFAS No. 142 will reduce annual amortization expense for goodwill and trademarks by approximately $513,000 and $175,000 respectively. Additionally, the Company does not expect to have significant goodwill impairment charges associated with the adoption of SFAS No. 142.

In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, 101, "Revenue Recognition in Financial Statements," which provides guidance on applying U.S. GAAP for recognizing revenue. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The effect of adopting SAB 101 was not significant to the Company's financial condition or results of operations.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded either as a separate component of stockholders' equity or in the income statement, depending upon whether the instruments meet the criterion for hedge accounting. SFAS No. 133 was effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133 was not significant to the Company's financial condition or results of operations.

Reclassifications - Certain reclassifications have been made in the fiscal 2000 and fiscal 1999 consolidated financial statements to conform to the presentation used in fiscal 2001, including reclassifications to comply with FASB's Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs." Net sales and cost of sales were reclassified related to shipping and handling income and expenses that were previously recorded in selling, general and administrative expenses.

B.       INVENTORIES
--------------------------------------------------------------------------------

Major classifications of inventories are:

                                                                                        AS OF JULY 31,
                                                                         ---------------------- ----------------------
                                                                                     2001                   2000
                                                                         ---------------------- ----------------------
Finished products.....................................................   $      8,801,723       $      7,881,216
Work in process.......................................................         23,879,366             21,412,340
Raw materials.........................................................         33,974,281             36,010,315
Chassis...............................................................         19,021,209             29,122,188
                                                                         ---------------------- ----------------------
Total.................................................................         85,676,579             94,426,059
Less excess of FIFO costs over LIFO costs.............................          5,389,942              4,880,846
                                                                         ---------------------- ----------------------
Total inventories ....................................................   $     80,286,637       $     89,545,213
                                                                         ====================== ======================

C.       LINE OF CREDIT
--------------------------------------------------------------------------------

         The Company has a $30,000,000 unsecured revolving line of credit which bears interest below the prime rate (4.6% at July 31, 2001) and expires on November 30, 2001. There was no outstanding balance at July 31, 2001 and July 31, 2000. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.

D.       INCOME TAXES
--------------------------------------------------------------------------------

                                                                              YEARS ENDED JULY 31,
                                                             ------------------ ------------------ ------------------
                                                                  2001               2000               1999
                                                             ------------------ ------------------ ------------------
CURRENT:
   Federal................................................        $8,838,522        $19,160,948        $17,769,357
   State and local........................................         3,329,770          4,635,513          3,397,346
   Foreign................................................           814,406          1,275,435            885,167
                                                             ------------------ ------------------ ------------------
   Total current..........................................        12,982,698         25,071,896         22,051,870
   Total deferred.........................................         3,582,045          (318,357)          (382,386)
                                                             ------------------ ------------------ ------------------
   Income taxes...........................................       $16,564,743        $24,753,539        $21,669,484
                                                             ------------------ ------------------ ------------------

                                                                                    JULY 31,           JULY 31,
                                                                                      2001               2000
                                                                                ------------------ ------------------
A SUMMARY OF DEFERRED INCOME TAXES IS:
CURRENT DEFERRED TAX ASSET (LIABILITY):
Inventory basis.............................................................          $(653,404)       $(1,108,368)
Employee benefits...........................................................             289,628            408,472
Self-insurance..............................................................             571,401            831,457
Product warranties..........................................................           1,064,312          4,157,464
Divestment of subsidiary....................................................              66,500            205,158
Other.......................................................................           (773,815)          (881,580)
                                                                                ------------------ ------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN DEFERRED INCOME TAXES AND OTHER.................................             564,622          3,612,603
                                                                                ------------------ ------------------

LONG-TERM DEFERRED TAX ASSET (LIABILITY):
Property basis..............................................................           (628,947)          (412,689)
Investments.................................................................             245,152            810,007
Deferred compensation.......................................................             528,709            202,479
Other.......................................................................           (520,375)            123,661
                                                                                ------------------ ------------------
TOTAL LONG-TERM DEFERRED TAX ASSET
INCLUDED IN OTHER ASSETS (LIABILITY)........................................           (375,461)            723,458
                                                                                ------------------ ------------------
NET DEFERRED TAX ASSET......................................................            $189,161         $4,336,061
                                                                                ================== ==================

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                                 ----------------- ---------------- ----------------
                                                                          2001             2000             1999
                                                                 ----------------- ---------------- ----------------
Provision at statutory rates                                          $15,150,456      $21,305,531      $18,352,488
State and local income taxes, net of federal tax benefit                2,164,351        3,013,083       $2,208,275
Amortization of intangibles                                               220,966          220,966          321,866
FSC benefit                                                             (245,000)        (200,000)               --
Divestment of subsidiary (Note K)                                     (1,047,000)               --               --
Other                                                                     320,970          413,959          786,855
                                                                 ----------------- ---------------- ----------------
Income taxes                                                          $16,564,743      $24,753,539      $21,669,484
                                                                 ================= ================ ================

         Income before income taxes includes foreign income of $1,986,357 in fiscal 2001, $3,110,847 in fiscal 2000 and $2,158,651 in fiscal 1999.

E.       LEASES
--------------------------------------------------------------------------------

         The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $9,057,748, which includes the following amounts due in each of the next five fiscal years ending July 31: $1,992,950 in fiscal 2002; $1,484,146 in fiscal 2003; $1,412,454 in fiscal 2004; $1,262,201 in fiscal 2005; $805,587 in fiscal 2006 and $2,100,410 thereafter. Rent expense was $2,338,299 in fiscal 2001, $2,250,404 in fiscal 2000, and $2,220,929 in fiscal 1999.

F.       EMPLOYER BENEFIT PLANS
--------------------------------------------------------------------------------

         Substantially all non-highly compensated employees can participate in a 401(k) plan. Company contributions are at the discretion of the Company's board of directors, except that Company contributions for union employees are based on hours worked. Total expense for the plans was $462,209 in fiscal 2001, $212,153 in fiscal 2000 and $219,942 in fiscal 1999.

         During fiscal 2001, the Company established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for as trading securities and the obligation to the participants is reported as a liability. The Company does not make contributions to the plan. At July 31, 2001 the balance of investments held in this plan was $856,842.

G.       CONTINGENT LIABILITIES AND COMMITMENTS
--------------------------------------------------------------------------------

         It is customary practice for companies in the recreation vehicle industry to enter into agreements with financing institutions to provide financing to their dealers. Generally, these repurchase agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent liability approximated $162,888,000 at July 31, 2001, the risk of loss under these agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company's consolidated financial position or results of operations. During fiscal 2001 the Company incurred losses due to repurchase of approximately $468,000 compared to $401,000 in fiscal 2000.

         The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis and records the inventory. At July 31, 2001, chassis on hand accounted for as consigned, unrecorded inventory was approximately $15,688,000.

         The Company is involved in various litigation generally incidental to normal operations. In management's opinion, the resolution of pending litigation is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

H.       STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


         The Company's officers and key employees have been granted stock options under the Company's 1988 Incentive Stock Option Plan and all outstanding shares are fully vested. Additionally, on September 16, 1999 the Company's board of directors approved the 1999 Stock Option Plan. 500,000 shares were authorized under the 1999 Plan. Options expire 10 years from the date of grant and are vested evenly over 3 years from the date of grant.

         A summary of option transactions under the Incentive Stock Option Plans is as follows:

                                         ---------------------------- ---------------------------- ----------------------------
                                                    2001                         2000                         1999
                                         ---------------------------- ---------------------------- ----------------------------
                                                           Weighted-                  Weighted-                    Weighted-
                                                           Average                     Average                      Average
                                                           Exercise                    Exercise                     Exercise
                                            Shares           Price       Shares         Price         Shares         Price
                                         -------------- ------------- ------------- -------------- ------------- --------------

Outstanding at beginning of year              110,500        $14.33       133,000         $14.33       153,000         $14.33
Exercised                                    (67,500)         14.33      (22,500)          14.33      (17,000)          14.33
Canceled                                           --            --            --             --       (3,000)          14.33
Granted                                       150,000         20.00            --             --            --             --
                                         -------------- ------------- ------------- -------------- ------------- --------------
Outstanding at end of year                    193,000        $18.74       110,500         $14.33       133,000         $14.33
                                         ============== ============= ============= ============== ============= ==============
Exercisable at year-end                        43,000        $14.33       110,500         $14.33        71,500         $14.33
                                         -------------- ------------- ------------- -------------- ------------- --------------
Weighted average fair value
of options granted                                 --         $8.37            --             --            --             --
                                         -------------- ------------- ------------- -------------- ------------- --------------

         The Company applies Accounting Practices Board Opinion No. 25 and related interpretations in accounting for the 1988 and 1999 Stock Option Plans. Accordingly, no compensation cost has been recognized for this plan.

         The following summarizes information about stock options outstanding at July 31, 2001, under the 1988 and 1999 Incentive Stock Option Plans.

----------------------------------------------------- ----------------------------------------------------------------
                OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
----------------------------------------------------- ----------------------------------------------------------------
                       NUMBER       WEIGHTED-AVERAGE  WEIGHTED-AVERAGE    NUMBER                           SHARES
                   OUTSTANDING AT      REMAINING          EXERCISE     EXERCISABLE AT                    AVAILABLE FOR
 EXERCISE PRICE     JULY 31, 2001   CONTRACTUAL LIFE       PRICE       JULY 31, 2001   EXERCISE PRICE   FUTURE GRANTS
------------------ ---------------- ----------------- -------------- ---------------- ---------------- ---------------
      $14.33           43,000           6 years           $14.33         43,000           $14.33             0
      $20.00          150,000           9 years           $20.00             --           $20.00         350,000
================== ================ ================= ============== ================ ================ ===============

         Had compensation cost for the Company's grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per common share would have been as follows:

                                                   2001              2000             1999
                                               -----------       -----------      -----------
Net income
As reported                                    $26,722,273       $36,119,408      $30,766,195
Pro forma                                      $26,471,305       $36,119,408      $30,626,400

Earnings per common share--basic
As reported                                    $      2.24       $      2.98      $      2.53
Pro forma                                      $      2.22       $      2.98      $      2.51

Earnings per common share--diluted
As reported                                    $      2.23       $      2.97      $      2.52
Proforma                                       $      2.21       $      2.97      $      2.51

         The assumptions used in determining the fair value of options granted during fiscal 2001 are as follows:

        Expected volatility                    36%
        Expected life of grant                 Six years
        Risk free interest rate                5.82%
        Expected dividend rate                 0.39%

         On September 29, 1997, the Company's board of directors approved a stock award plan which allows for the granting of up to 150,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years. As of July 31, 2001, the Company issued 25,275 shares of restricted stock under this plan and 124,725 shares remain outstanding. Compensation costs related to this plan were $74,316 in fiscal 2001, $83,963 in fiscal 2000 and $47,748 in fiscal 1999 and is being amortized over the restriction period.

I.       RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------

         Research and development costs are expensed as incurred and were approximately $1,507,000 in fiscal 2001, $579,000 in fiscal 2000, and $619,000 in fiscal 1999.

J.       JOINT VENTURES
--------------------------------------------------------------------------------

         In March 1996, the Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to rent recreation vehicles to the public. The Company's total investment of $1,096,876 includes a subordinated note receivable of $1,010,000 due in quarterly installments beginning December 30, 2001.

         In March 1994 the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreation vehicles to consumer buyers. The Company's total investment of $1,095,577 includes a note receivable of $250,000 due in May 2004.

         These investments are 50% owned and are accounted for using the equity method.

K.       DIVESTMENT OF SUBSIDIARIES
--------------------------------------------------------------------------------

         The Company sold its Thor West operations in December 1998 and recognized a loss of $3,990,000 in fiscal 1998. Additional losses of $1,812,526 and $2,323,714 were recognized during fiscal 1999 and fiscal 2000, respectively. During fiscal 2000 Mountain High Coachworks, the entity that purchased the Thor West operation, filed for bankruptcy. As a result, the Company was required to honor its guarantee of $750,000 of Mountain High Coachworks' debt as well as assume responsibility for warranties of Thor West products sold prior to December 1998. In addition, the Company incurred losses in subletting the Thor West facility and writing off debt due to the Company from Mountain High Coachworks. Thor West's fiscal 1999 net sales and losses before income taxes included in the Company's consolidated statements of income were $4,050,351 and $726,766, respectively. Based on recent judicial decisions, in fiscal 2001 the Company recorded a tax benefit of $1,047,000 associated with the stock basis of the Thor West divestiture. In addition, the Company guaranteed certain vendor obligations of Mountain High Coachworks in the amount of approximately $1,000,000. The holder of the guarantee has demanded payment of $819,000 plus interest but the Company believes that it is not obligated to pay because of the holder's failure to perfect a security interest in the assets purchased by Mountain High Coachworks which were the subject of the guarantee.

L.       BUSINESS SEGMENTS
--------------------------------------------------------------------------------

         The Company operates in principally two segments - recreation vehicles and small and mid-size buses. Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Operating income is total revenue less cost of sales and operating expenses. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, deferred income tax assets, the cash value of Company-owned life insurance and various investments.

                                                                  ----------------- ---------------- -----------------
                                                                          2001             2000              1999
                                                                  ----------------- ---------------- -----------------
NET SALES:                                                              ($000)           ($000)            ($000)
----------
   Recreation vehicles
     Towables                                                         $341,729         $402,514          $367,290
     Motorized                                                         189,889          270,080           231,287
     Other                                                               3,265            5,715             7,578
   Buses                                                               292,048          237,733           220,506
                                                                  ----------------- ---------------- -----------------
   TOTAL                                                              $826,931         $916,042          $826,661
                                                                  ================= ================ =================

INCOME BEFORE INCOME TAXES:
---------------------------
   Recreation vehicles                                                 $25,285          $46,258           $38,594
   Buses                                                                20,182           18,882            18,027
   Net loss on divestment of subsidiaries (Note K)                          --          (2,324)           (1,813)
   Corporate                                                           (2,180)          (1,943)           (2,372)
                                                                  ----------------- ---------------- -----------------
   TOTAL                                                               $43,287          $60,873           $52,436
                                                                  ================= ================ =================

IDENTIFIABLE ASSETS:
--------------------
   Recreation vehicles                                                $114,150         $118,700          $108,343
   Buses                                                                82,194           66,251            52,203
   Corporate                                                           112,723           97,180            85,366
                                                                  ----------------- ---------------- -----------------
   TOTAL                                                              $309,067         $282,131          $245,912
                                                                  ================= ================ =================

DEPRECIATION AND AMORTIZATION EXPENSE:
--------------------------------------
   Recreation vehicles                                                  $4,129           $3,985            $3,075
   Buses                                                                   810              692               656
                                                                  ----------------- ---------------- -----------------
   TOTAL                                                                $4,939           $4,677            $3,731
                                                                  ================= ================ =================

CAPITAL EXPENDITURES:
---------------------
   Recreation vehicles                                                  $6,803         $ 11,207           $ 6,839
   Buses                                                                10,395            2,701               609
                                                                  ----------------- ---------------- -----------------
   TOTAL                                                               $17,198          $13,908            $7,448
                                                                  ================= ================ =================

                                   SCHEDULE II

   VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED JULY 31, 2001,
                        JULY 31, 2000 AND JULY 31, 1999

COLUMN A                                          COLUMN B            COLUMN C            COLUMN D            COLUMN E
--------                                          --------            --------            --------            --------
                                                                     Additions
                                                 Balance at          Charged to                                Balance
                                                Beginning of         Costs and       Write-offs Net of        at End of
Description                                        Period             Expenses          Recoveries              Period
                                                ------------        ------------     -----------------       -----------
YEAR ENDED JULY 31, 2001:

Allowance for doubtful accounts .........        $    43,959        $    80,890        $     (56,639)        $    68,210
                                                 ===========        ===========        =============         ===========
Accumulated amortization of
goodwill and other intangibles ..........        $20,188,599        $ 1,346,080        $          --         $21,534,679
                                                 ===========        ===========        =============         ===========
YEAR ENDED JULY 31, 2000:
Allowance for doubtful accounts .........        $    63,485        $    54,871        $     (74,397)        $    43,959
                                                 ===========        ===========        =============         ===========
Accumulated amortization of
goodwill and other intangibles ..........        $18,400,654        $ 1,787,945        $          --         $20,188,599
                                                 ===========        ===========        =============         ===========
YEAR ENDED JULY 31, 1999:
Allowance for doubtful accounts .........        $   115,435        $   261,126        $    (313,076)        $    63,485
                                                 ===========        ===========        =============         ===========
Accumulated amortization of
goodwill and other intangibles ..........        $20,737,628        $ 1,474,838        $  (3,811,812)        $18,400,654
                                                 ===========        ===========        =============         ===========