Form 10-K405/A
period 2001-07-31
THOR INDUSTRIES INC
filed 2001-10-26
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                             -----------------------
                                  FORM 10-K/A
                             -----------------------

                                Amendment No. 1



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



                                                           FISCAL 2001                        FISCAL 2000
                                                           -----------                        -----------
                                                      High              Low              High              Low
                                                ----------------- ---------------- ----------------- -----------------
First Quarter..............................          $24.56            $19.56          $30.25            $24.50
Second Quarter.............................           26.38             19.06           30.50             23.00
Third Quarter..............................           26.85             20.15           30.56             23.50
Fourth Quarter.............................           35.58             23.18           27.31             20.75


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

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED
                 JULY 31, 2001, JULY 31, 2000 AND JULY 31, 1999



                                  Treasury Stock               Common Stock          Additional
                             ------------------------    ------------------------     Paid-in
                               Shares       Amount         Shares       Amount        Capital
                             ---------   ------------    ----------   -----------   -----------

JULY 31, 1998                1,433,637   $(19,376,248)   13,692,697   $ 1,369,270    $25,316,643


Net Income                          --             --            --            --             --
Shares purchased               133,000     (2,910,501)           --            --             --
Stock option activity               --             --        17,000         1,700        241,910
Restricted stock activity           --             --         5,450           545        125,827
Cash dividends - $08
    per common share                --             --            --            --             --
Foreign currency
   translation adjustment           --             --            --            --             --
Compensation expense                --             --            --            --             --
                             ---------   ------------    ----------   -----------    -----------
JULY 31, 1999                1,566,637    (22,286,749)   13,715,147     1,371,515     25,684,380

Net Income                          --             --            --            --             --
Shares purchased               192,400     (4,305,881)           --            --             --
Stock option activity               --             --        22,500         2,250        320,175
Restricted stock activity                                     6,350            635       164,465
Cash dividends - $08
   per common share                 --             --            --            --             --
Unrealized depreciation
    on investments                  --             --            --            --             --
Foreign currency                                                               --
    translation adjustment          --             --            --            --             --
Compensation expense                --             --            --            --             --
                             ---------   ------------    ----------   -----------    -----------
JULY 31, 2000                1,759,037    (26,592,630)   13,743,997     1,374,400     26,169,020

Net Income                          --             --            --            --             --
Shares purchased               149,400     (3,006,036)           --            --             --
Stock option activity               --             --        67,500         6,750        960,525
Restricted stock activity           --             --         6,350           635        128,778
Cash dividends - $08
   per common share                 --             --            --            --             --
Unrealized appreciation
    on investments                  --             --            --            --             --
Foreign currency
    translation adjustment          --             --            --            --             --
Compensation expense                --             --            --            --             --
                             ---------   ------------    ----------   -----------    -----------
JULY 31, 2001                1,908,437   $(29,598,666)   13,817,847   $ 1,381,785    $27,258,323
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