Form 10-Q
period 2001-10-31
THOR INDUSTRIES INC
filed 2001-12-12
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



  FOR QUARTER ENDED  October 31, 2001        COMMISSION FILE NUMBER  1-9235
                     ----------------                                ------


                              THOR INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                         93-0768752
     -----------------------------------       ---------------------
       (State of other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


 419 West Pike Street, Jackson Center, OH                        45334-0629
 ----------------------------------------                   ------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes      X                      No
                 -----------                    -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding At 10/31/01
                  -----                  -----------------------

         Common stock, par value            11,916,460 shares
            $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               OCTOBER 31, 2001        JULY 31, 2001
                                                               ----------------        -------------
Current assets:
     Cash and cash equivalents                                    $69,055,731          $60,058,777
     Investments - short term                                      20,275,090           47,134,094
     Accounts receivable:
         Trade                                                     52,757,134           46,174,662
         Other                                                      1,095,561            1,341,033
     Inventories                                                   83,601,885           80,286,637
     Deferred income taxes and other                                1,888,981            2,970,082
                                                                  -----------          -----------
         Total current assets                                     228,674,382          237,965,285
                                                                  -----------          -----------
Property:
     Land                                                           8,202,012            8,182,431
     Buildings and improvements                                    36,476,713           35,936,200
     Machinery and equipment                                       21,106,381           20,049,176
                                                                   ----------           ----------
         Total cost                                                65,785,106           64,167,807
     Accumulated depreciation                                      18,129,791           17,232,199
                                                                   ----------           ----------
         Property, net                                             47,655,315           46,935,608
                                                                   ----------           ----------
Investments:
     Joint ventures                                                 2,297,287            2,192,453
     Investments available-for-sale                                 3,611,163            5,406,286
                                                                   ----------           ----------
         Total Investments                                          5,908,450            7,598,739

Other assets:
     Goodwill                                                      10,378,420           10,378,420
     Non-compete agreements                                           490,521              524,584
     Trademarks                                                     1,669,642            1,669,642
     Other                                                          4,330,210            3,994,601
                                                                   ----------           ----------
         Total other assets                                        16,868,793           16,567,247
                                                                   ----------           ----------

TOTAL ASSETS                                                     $299,106,940         $309,066,879
                                                                 ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $37,997,203          $57,290,788
     Accrued liabilities:
         Taxes                                                      6,706,577              496,333
         Compensation and related items                            10,324,153           11,630,556
         Product warranties                                        13,018,583           12,541,890
         Other                                                      3,992,488            5,308,473
                                                                  -----------           ----------
              Total current liabilities                            72,039,004           87,268,040
                                                                   ----------           ----------

Deferred income taxes and other liabilities                         2,050,915            1,852,432
Stockholders' equity:
     Common stock - authorized 20,000,000 shares;
         issued 13,824,897 shares @ 10/31/01 and 13,817,847
         shares @ 7/31/01; par value of $.10 per share              1,382,490            1,381,785
     Additional paid in capital                                    27,490,758           27,258,323
     Accumulated other comprehensive income (loss)                (3,112,911)          (1,685,309)
     Retained earnings                                            229,396,746          222,942,676
     Restricted stock plan                                          (541,396)            (352,402)
     Cost of treasury shares, 1,908,437 shares @ 10/31/01
        and  7/31/01                                             (29,598,666)         (29,598,666)
                                                                 ------------         ------------
         Total stockholders' equity                               225,017,021          219,946,407
                                                                  -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $299,106,940         $309,066,879
                                                                 ============         ============

          See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

                                                            2001                    2000
                                                            ----                    ----

     Net sales                                          $209,794,131            $209,821,817

     Cost of products sold                               186,257,588             183,208,403
                                                         -----------             -----------

     Gross profit                                         23,536,543              26,613,414

     Selling, general, and
        administrative expenses                           14,211,665              14,185,943

     Interest income                                         933,037               1,420,344

     Interest expense                                        151,503                 101,129

     Other income                                            278,690                 441,437
                                                             -------                 -------

     Income before income taxes                           10,385,102              14,188,123

     Provision for income taxes                            3,692,703               5,797,309
                                                           ---------               ---------


     Net income                                           $6,692,399              $8,390,814
                                                          ==========              ==========



     AVERAGE COMMON SHARES OUTSTANDING - BASIC            11,915,458              11,986,297
                                                          ----------              ----------

     AVERAGE COMMON SHARES OUTSTANDING - DILUTED          11,985,616              12,027,565
                                                          ----------              ----------

     EARNINGS PER COMMON SHARE:

         Basic                                             $.56                    $.70
                                                           ====                    ====

         Diluted                                           $.56                    $.70
                                                           ====                    ====

     DIVIDENDS PAID PER COMMON SHARE                       $.02                    $.02
                                                           ====                    ====






     See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

                                                                            2001                    2000
                                                                            ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $6,692,399              $8,390,814
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
Depreciation                                                                966,369                 833,965
Amortization                                                                 34,063                 519,456
Purchase of trading investments                                          (3,588,350)            (29,326,442)
Proceeds from sale of trading investments                                29,995,799              13,542,607
Gain on sale of trading investments                                        (155,683)                     --

CHANGES IN NON CASH ASSETS AND LIABILITIES:
Accounts receivable                                                      (6,337,000)             (6,922,953)
Inventories                                                              (3,320,146)             (3,332,734)
Prepaid expenses and other                                                1,268,169              (5,165,757)
Accounts payable                                                        (19,293,585)             (4,414,072)
Accrued liabilities                                                       4,064,549              (3,783,489)
Other liabilities                                                           842,802                 270,205
                                                                       ------------            ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      11,169,386             (29,388,400)
                                                                         ----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                  (1,696,558)             (3,673,146)
Disposals of property, plant & equipment                                     16,127                  10,421
Purchase of available-for-sale investments                                       --                (215,938)
                                                                      -------------               ---------

NET CASH USED IN INVESTING ACTIVITIES                                    (1,680,431)             (3,878,663)
                                                                        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                             (238,329)               (239,729)
Proceeds from issuance of common stock                                        7,165                  21,495
                                                                       ------------           -------------

NET CASH USED IN FINANCING ACTIVITIES                                      (231,164)               (218,234)
                                                                       ------------           -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (260,837)               (121,218)
                                                                      -------------           -------------

Net increase (decrease) in cash and equivalents                           8,996,954             (33,606,515)
Cash and equivalents, beginning of year                                  60,058,777              59,655,251
                                                                         ----------              ----------
CASH AND EQUIVALENTS, END OF PERIOD                                     $69,055,731             $26,048,736
                                                                        ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                          $109,409              $3,988,161
Interest paid                                                               151,503                 101,129

NON CASH TRANSACTIONS:
Issuance of restricted stock                                                225,975                      --


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The July 31, 2001 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended July 31, 2001. The results of operations for the first quarter ended October 31, 2001, are not necessarily indicative of the results for the full year.

     Certain amounts in the financial statements have been reclassified to conform with the October 31, 2001 presentation. These changes were made to conform to Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Costs".

2.   Major classifications of inventories are:


                                            October 31, 2001      July 31, 2001
                                            ----------------      -------------
         Raw materials                         $33,551,197         $33,974,281
         Chassis                                18,087,321          19,021,209
         Work in process                        22,186,296          23,879,366
         Finished goods                         15,396,513           8,801,723
                                                ----------          ----------
               Total                            89,221,327          85,676,579
         Less excess of FIFO costs
                   over LIFO costs               5,619,442           5,389,942
                                               -----------         -----------
         Total inventories                     $83,601,885         $80,286,637
                                               ===========         ===========

3.   Earnings Per Share

                                                       Three Months          Three Months
                                                           ended                 ended
                                                     October 31, 2001      October 31, 2000
                                                     ----------------      ----------------
      Weighted average shares outstanding
        for basic earnings per share                     11,915,458             11,986,297
      Stock options                                          70,158                 41,268
                                                         ----------             ----------
      Total - For diluted shares                         11,985,616             12,027,565
                                                         ==========             ==========


4.   Stockholders' Equity

                                                       Three Months          Three Months
                                                           ended                 ended
                                                     October 31, 2001      October 31, 2000
                                                     ----------------      ----------------
      Net Income                                         $6,692,399             $8,390,814
      Foreign currency translation adjustment              (260,837)              (121,218)
      Unrealized appreciation (depreciation)
        on investments                                   (1,166,765)               105,464
                                                         ----------             ----------

      Comprehensive Income                               $5,264,797             $8,375,060
                                                         ==========             ==========



5.   Segment Information                              Three Months          Three Months
                                                           ended                 ended
                                                     October 31, 2001      October 31, 2000
                                                     ----------------      ----------------
      Net Sales:
        Recreation vehicles
           Towables                                    $ 85,522,244           $ 85,746,267
           Motorized                                     41,682,589             52,629,499
           Other                                            917,338              1,204,246
        Buses                                            81,671,960             70,241,805
                                                       ------------           ------------
        Total                                          $209,794,131           $209,821,817
                                                       ============           ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                     Three Months          Three Months
                                                         ended                 ended
                                                   October 31, 2001      October 31, 2000
                                                   ----------------      ----------------
      Income Before Income Taxes:
         Recreation vehicles                         $  5,489,521           $  8,185,796
         Buses                                          5,533,423              5,946,130
         Corporate                                      (637,842)                 56,197
                                                      -----------            -----------
         Total                                        $10,385,102            $14,188,123
                                                      ===========            ===========

                                                   October 31, 2001         July 31, 2001
                                                   ----------------         -------------
      Identifiable Assets:
        Recreation vehicles                          $122,258,530           $114,149,684
        Buses                                          87,583,461             82,194,269
        Corporate                                      89,264,949            112,722,926
                                                     ------------           ------------
        Total                                        $299,106,940           $309,066,879
                                                     ============           ============

6.   Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective August 1, 2001.

     The components of other intangibles are as follows:

                                                 As of October 31, 2001
                                       ----------------------------------------
                                          Gross Carrying          Accumulated
                                              Amount             Amortization
                                              -----              ------------
      Amortized Intangible Assets
         Non-Compete Agreements               $9,573,367            $9,082,846

      Aggregate amortization expense for the quarter ended October 31, 2001 was $34,063.

      Estimated Amortization Expense:

      For the year ending July 2002                $136,250
      For the year ending July 2003                $136,250
      For the year ending July 2004                $136,250
      For the year ending July 2005                $ 92,917
      For the year ending July 2006                $  6,250

      All intangibles are amortized on a straight-line basis.

      There have been no changes in the carrying amount of goodwill for the quarter ended October 31, 2001. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year.

                                                  As of October 31, 2001
                                            -----------------------------------
                                                                   Accumulated
                                                   Cost           Amortization
                                                   ----           ------------
      Non-amortized Intangible Assets
         Goodwill                               $15,018,209        $(4,639,790)
         Trademarks and Tradenames                4,880,000         (3,210,358)
                                                -----------        -----------
                                                $19,898,209        $(7,850,148)
                                                ===========        ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The table below shows the effect on net income had FAS No. 142 been adopted in prior periods.

                                                         Three Months Ended
                                           ---------------------------------------------
                                           October 31, 2001             October 31, 2000
                                           ----------------             ----------------
         Net Income                            $6,692,399                   $8,390,814
         Goodwill amortization                          -                      127,553
         Trademark amortization                         -                       41,238
                                               ----------                   ----------

         Adjusted net income                   $6,692,399                   $8,559,605
                                               ==========                   ==========

                                          Basic       Diluted         Basic       Diluted
                                          -----       -------         -----       -------
         Earnings per Common Share        $ .56         $ .56         $ .70        $ .70
         Effect of accounting change                                    .01          .01
                                         ------         -----         -----        -----

         Adjusted net income              $ .56         $ .56         $ .71        $ .71
                                          =====         =====         =====        =====



7.   Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") entitled "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is reviewing the impact of SFAS 144, and does not believe that its adoption will have a material affect on the Company's financial statements.

8. Investments - The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale.

     Trading and available-for-sale investments are recorded at fair value. Unrealized holding gains and losses on trading investments are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income, net of income taxes until realized. Realized gains and losses from the sale of available- for-sale investments are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

     At October 31, 2001, the Company held equity investments with a fair value of $3,611,163 and cost basis of $6,106,618. The investments are classified as available-for-sale and included in other investments. Gross unrealized losses were $2,495,455.

     The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term. Included in other income are net realized gains on trading investments of $155,683.

9.   Subsequent Event

     On November 9, 2001 Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and other recreational vehicles. The purchase price of approximately $143,000,000 consisted of cash of $81,000,000 and 2,220,727 shares of Thor common stock valued at $62,000,000, of which 1,354,560 shares are restricted. The value of the common stock was based on the average

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal. Preliminary purchase price allocations include $4,500,000 of non-compete agreements, which will be amortized over seven to ten years, $117,000,000 of goodwill and $7,000,000 for trademarks that are not subject to amortization. The non-compete goodwill and trademarks are not deductible for tax purposes. The final purchase price is subject to post closing adjustments.

     The primary reasons for the acquisition include Keystone's future earnings potential, its fit with our existing operations, its market share in its business, and its cash flow. The results of operations for Keystone will be included in Thor's operating results beginning November 10, 2001. The Keystone goodwill and its results will be included in the recreation vehicle reporting segment.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 2001 VS.
      QUARTER ENDED OCTOBER 31, 2000

Net sales for the first quarter of fiscal 2002 were $209,794,131 compared to $209,821,817 for the first quarter of fiscal 2001. Income before income taxes in fiscal 2002 was $10,385,102, a 26.8% decrease from $14,188,123 in fiscal 2001.
The decrease in income before income taxes of $3,803,021 in fiscal 2002 was primarily caused by reduced recreation vehicle revenues of $11,457,842 for the period, which resulted in a reduction in income before income taxes of approximately $2,696,000. Bus revenues were $11,430,155 greater in fiscal 2002 than in fiscal 2001. Bus income before income taxes in fiscal 2002 was approximately $413,000 less than the same period last year due primarily to reduced margins at our California bus operation.

Recreation vehicle revenues decreased in fiscal 2002 by 8.2% to $128,122,171 compared to $139,580,012 in fiscal 2001, and accounted for 61.1% of total company revenues compared to 66.5% in fiscal 2001. Recreation vehicle order backlog of $35,036,000 at October 31, 2001 was down 18.2% compared to the same period last year and reflects the continuing softness in the overall recreation vehicle market. Bus revenues in fiscal 2002 increased by 16.3% to $81,671,960 compared to $70,241,805 in fiscal year 2001 and accounted for 38.9% of the total company revenues compared to 33.5% in fiscal 2001. Bus vehicle order backlog of $137,716,000 at October 31, 2001 was down 29.1% compared to the same period last year, reflecting increased competition from newer entrants in the industry that were able to deliver buses to customers faster.

Gross profit as a percentage of sales in fiscal 2002 decreased to 11.2% from 12.7% in fiscal 2001 primarily due to lower recreation vehicle sales. Due to a soft recreation vehicle market and competitive pressures, there were no price increases for our products during fiscal 2002. Selling, general, and administrative expense and amortization of intangibles was $14,211,665 compared to $14,185,943 for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 6.8% in fiscal 2002 compared to 6.8% in fiscal 2001. Amortization of intangibles decreased in fiscal 2002 to $34,063 compared to $519,455 in fiscal 2001. This $485,392 reduction is primarily due to expiration of certain non-compete expenses of approximately $314,000 for fiscal 2002 and a reduction in goodwill and trademark amortization expense in fiscal 2002 of approximately $171,000 resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". Offsetting the reduction in intangible expenses was a $511,000 increase in selling, general and administrative costs for fiscal 2002. These increases were primarily due to increased selling, general and administrative expense associated with increased bus revenues and fees associated with research and development tax credits resulting in reduced income taxes for fiscal 2002. Interest income decreased by $487,307 due primarily to lower market rates in fiscal 2002 and the shifting of cash investments to a shorter term and more liquid position to fund the acquisition of Keystone RV Company on November 9, 2001.

The overall effective income tax rate was 35.6% for fiscal 2002 compared to 40.9% in fiscal 2001 due primarily to research and development tax credits recognized by the Company.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

As of October 31, 2001, we had $89,330,821 in cash, cash equivalents and short term investments, compared to $107,192,871 on July 31, 2001. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheet as "Cash and cash equivalents" or "Investments - short term". The latter are carried on our consolidated balance sheet as "Investments - investments available-for-sale".

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains or losses on trading securities are included in earnings. Unrealized gains and losses in investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of "Accumulated other comprehensive loss" on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary.

Due to the relative short-term maturity (average 6 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

Working capital at October 31, 2001, was $156,635,378 compared to $150,697,245 on July 31, 2001. The Company had no long term debt. The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line of credit at October 31, 2001. The loan agreement contains certain covenants including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 29, 2002. The Company believes that internally generated funds and the revolving line of credit agreement will be sufficient to meet current needs and additional capital requirements. Capital expenditures of $1,696,558 in the quarter were primarily for the expansion of our Kansas bus operation. The Company anticipates additional capital expenditures in 2002 of approximately $3,000,000 primarily for purchase and replacement of machinery and equipment in the ordinary course of business.

On November 9, 2001 Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and other recreational vehicles. The purchase price of approximately $143,000,000 consisted of cash of $81,000,000 and 2,220,727 shares of Thor common stock valued at $62,000,000, of which 1,354,560 shares are restricted. The results of operations for Keystone will be included in Thor's operating results beginning November 10, 2001.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a.)  Exhibits

               N/A

        b.) Reports on Form 8-K

               On October 31, 2001 a Form 8-K was filed with the Securities and Exchange Commission pursuant to a press release regarding the Company's intent to purchase Keystone RV Company.

               On November 13, 2001 a Form 8-K was filed with the Securities and Exchange Commission pursuant to the acquisition of Keystone RV Company.

               On December 3, 2001 a Form 8-K/A was filed which amended the Form 8-K filed on November 13, 2001, and includes the historical financial information with respect to Keystone RV Company and the proforma financial information required with respect to the acquisition of Keystone.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THOR INDUSTRIES, INC.
                                             (Registrant)





DATE     12/11/01                    /s/ Wade F. B. Thompson
      -------------                      ---------------------------------------
                                         Wade F. B. Thompson
                                         Chairman of the Board, President
                                         and Chief Executive Officer






DATE     12/11/01                     /s/ Walter L. Bennett
      --------------                      --------------------------------------
                                          Walter L. Bennett
                                          Senior Vice President
                                          Secretary (Chief Financial Officer)