Form 10-Q
period 2002-01-31
THOR INDUSTRIES INC
filed 2002-03-13
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED  January 31, 2002            COMMISSION FILE NUMBER  1-9235
                   ----------------                                    ------




                              THOR INDUSTRIES, INC.
    ------------------------------------------------------------------------





         Delaware                                       93-0768752
--------------------------               ---------------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


      419 West Pike Street, Jackson Center, OH          45334-0629
      ----------------------------------------      ------------------
       (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X       No
                             ---------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                       Outstanding at 1/31/2002
        -----                                       ------------------------

Common stock, par value                                14,194,551 shares
  $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                     --------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                            JANUARY 31, 2002  JULY 31, 2001
                                                            ----------------  -------------
Current assets:
     Cash and cash equivalents                               $  31,091,027    $  60,058,777
     Investments - short term                                            -       47,134,094
     Accounts receivable:
         Trade                                                  86,800,847       46,174,662
         Other                                                   2,297,171        1,341,033
     Inventories                                                88,113,133       80,286,637
     Deferred income taxes and other                            11,525,190        2,970,082
                                                             -------------    -------------
         Total current assets                                  219,827,368      237,965,285
                                                             -------------    -------------
Property:
     Land                                                        9,107,948        8,182,431
     Buildings and improvements                                 38,089,448       35,936,200
     Machinery and equipment                                    23,678,795       20,049,176
                                                             -------------    -------------
         Total cost                                             70,876,191       64,167,807
     Accumulated depreciation                                   19,235,396       17,232,199
                                                             -------------    -------------
         Property, net                                          51,640,795       46,935,608
                                                             -------------    -------------
Investments:
     Joint ventures                                              2,201,238        2,192,453
     Investments available-for-sale                              4,124,264        5,406,286
                                                             -------------    -------------
         Total Investments                                       6,325,502        7,598,739
                                                             -------------    -------------
Other assets:
     Goodwill                                                  130,539,260       10,378,420
     Non-compete agreements                                      4,811,817          524,584
     Trademarks                                                  8,669,642        1,669,642
     Other                                                       4,675,597        3,994,601
                                                             -------------    -------------
         Total other assets                                    148,696,316       16,567,247
                                                             -------------    -------------

TOTAL ASSETS                                                 $ 426,489,981    $ 309,066,879
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                        $  63,683,829    $  57,290,788
     Accrued liabilities:
         Taxes                                                  19,231,287          496,333
         Compensation and related items                         13,198,160       11,630,556
         Product warranties                                     22,239,988       12,541,890
         Other                                                   6,040,553        5,308,473
                                                             -------------    -------------
              Total current liabilities                        124,393,817       87,268,040
                                                             -------------    -------------

Deferred income taxes and other liabilities                      6,920,348        1,852,432
Stockholders' equity:
     Common stock - authorized 40,000,000 shares;
         issued 16,102,988 shares @ 1/31/02 and 13,817,847
         shares @ 7/31/01; par value of $.10 per share           1,610,299        1,381,785
     Additional paid in capital                                 89,729,981       27,258,323
     Accumulated other comprehensive loss                       (2,737,787)      (1,685,309)
     Retained earnings                                         236,791,618      222,942,676
     Restricted stock plan                                        (619,629)        (352,402)
     Cost of treasury shares, 1,908,437 shares @ 1/31/02
        and 7/31/01                                            (29,598,666)     (29,598,666)
                                                             -------------    -------------
         Total stockholders' equity                            295,175,816      219,946,407
                                                             -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 426,489,981    $ 309,066,879
                                                             =============    =============


     See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
       -------------------------------------------------------------------



                                              THREE MONTHS ENDED JANUARY 31  SIX MONTHS ENDED JANUARY 31
                                              -----------------------------  ---------------------------
                                                  2002           2001           2002           2001
                                                  ----           ----           ----           ----

Net sales                                     $269,215,671   $173,181,163   $479,009,802   $383,002,980

Cost of products sold                          238,437,128    155,981,994    424,694,716    339,190,397
                                              ------------   ------------   ------------   ------------

Gross profit                                    30,778,543     17,199,169     54,315,086     43,812,583

Selling, general, and
   administrative expenses                      18,911,965     12,829,505     33,123,630     27,015,448


Interest income                                    183,215        645,428      1,116,252      2,065,772

Interest expense                                    42,897        150,396        194,400        251,525

Other income                                        57,610        209,085        336,300        650,522
                                              ------------   ------------   ------------   ------------

Income before income taxes                      12,064,506      5,073,781     22,449,608     19,261,904

Provision for income taxes                       4,386,280      1,909,380      8,078,983      7,706,689
                                              ------------   ------------   ------------   ------------

Net income                                    $  7,678,226   $  3,164,401   $ 14,370,625   $ 11,555,215
                                              ============   ============   ============   ============


Average common shares outstanding - Basic       13,968,808     11,887,495     12,942,133     11,936,896
-----------------------------------------
Average common shares outstanding - Diluted     14,048,290     11,930,800     13,004,774     11,982,122
-------------------------------------------

Earnings per common share:
--------------------------

       Basic                                  $        .55   $        .27   $       1.11   $        .97
                                              ============   ============   ============   ============

       Diluted                                $        .55   $        .27   $       1.10   $        .96
                                              ============   ============   ============   ============


Dividends paid per common share               $        .02   $        .02   $        .04   $        .04
-------------------------------               ============   ============   ============   ============



See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
               --------------------------------------------------

                                                                                         2002            2001
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 14,370,625    $ 11,555,215
Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
Depreciation                                                                            2,171,810       1,689,310
Amortization                                                                               64,767         933,723
Purchase of trading securities                                                         (3,588,351)    (31,866,070)
Proceeds from sale of trading investments                                              50,027,883      18,903,584
Gain on sale of investments available-for-sale                                            (29,322)             --
Gain on sale of trading investments                                                      (404,238)             --
Deferred income tax                                                                     4,670,477      (1,744,165)

Changes in non-cash assets and liabilities, net of assets and liabilities acquired
----------------------------------------------------------------------------------
Accounts receivable                                                                   (16,751,079)     (3,200,602)
Inventories                                                                            11,109,150      (6,652,081)
Prepaid expenses and other                                                             (2,570,433)     (3,513,699)
Accounts payable                                                                      (22,539,090)     (7,225,171)
Accrued liabilities                                                                     4,598,788      (8,955,548)
Other liabilities                                                                       1,565,280         669,725
                                                                                     ------------    ------------

Net cash provided by (used in) operating activities                                    42,696,267     (29,405,779)
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                                (3,282,397)     (7,982,956)
Disposals of property, plant & equipment                                                   27,157             513
Purchase of available-for-sale investments                                                     --        (619,371)
Proceeds from sale of available-for-sale investments                                       96,228              --
Acquisition of Keystone                                                               (68,604,096)             --
                                                                                     ------------    ------------

Net cash used in investing activities                                                 (71,763,108)     (8,601,814)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                           (521,683)       (476,470)
Purchase of treasury stock                                                                     --      (3,006,036)
Proceeds from issuance of common stock                                                    883,491         193,455
                                                                                     ------------    ------------

Net cash provided by (used in) financing activities                                       361,808      (3,289,051)
                                                                                     ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (262,717)         97,928
                                                                                     ------------    ------------
Net decrease in cash and equivalents                                                  (28,967,750)    (41,198,716)
Cash and equivalents, beginning of year                                                60,058,777      59,655,251
                                                                                     ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                  $ 31,091,027    $ 18,456,535
                                                                                     ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transactions - Issuance of restricted stock                                 $    346,199              --
Income taxes paid                                                                         176,559    $ 10,164,358
Interest paid                                                                             194,400         251,525
Stock issued for Keystone                                                            $ 61,470,483              --

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



 1. The July 31, 2001 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended July 31, 2001. The results of operations for the three months and the six months ended January 31, 2002, are not necessarily indicative of the results for the full year.

      Certain amounts in the financial statements have been reclassified to conform with the January 31, 2002 presentation. These changes were made to conform to Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Costs".


 2.   Major classifications of inventories are:

                                                                  January 31, 2002           July 31, 2001
                                                                  ----------------           -------------

         Raw materials                                               $40,370,610                $33,974,281
         Chassis                                                      17,503,117                 19,021,209
         Work in process                                              21,239,055                 23,879,366
         Finished goods                                               14,849,293                  8,801,723
                                                                      ----------                  ---------
               Total                                                  93,962,075                 85,676,579
         Less excess of FIFO costs over LIFO costs                     5,848,942                  5,389,942
                                                                       ---------                  ---------
               Total inventories                                     $88,113,133                $80,286,637
                                                                     ===========                ===========

 3.   Earnings Per Share:

                                   Three months           Three months            Six months               Six months
                                      ended                   ended                  ended                    ended
                                 January 31, 2002       January 31, 2001        January 31, 2002        January 31, 2001
                                 ----------------       ----------------        ----------------        ----------------

     Weighted average shares
      outstanding for basic
      earnings per share                13,968,808           11,887,495              12,942,133              11,936,896
      Stock options                         52,754               43,305                  49,277                  45,226
      Other issuable shares                 26,728                   --                  13,364                      --
                                        ----------           ----------              ----------              ----------

      Total - For diluted shares        14,048,290           11,930,800              13,004,774              11,982,122
                                        ==========           ==========              ==========              ==========

 4.   Stockholders' Equity:

                                       Three months           Three months            Six months               Six months
                                          ended                   ended                 ended                     ended
                                     January 31, 2002        January 31, 2001       January 31, 2002         January 31, 2001
                                     ----------------        ----------------       ----------------         ----------------

      Net Income                           $7,678,226            $3,164,401            $14,370,625              $11,555,215
      Foreign currency
         translation adj.                     (1,881)               219,146              (262,718)                   97,928
      Unrealized appreciation
       (depreciation) on investments        (377,005)             1,237,408              (789,760)                1,342,872
                                           ----------            ----------            -----------              -----------

      Comprehensive Income                 $7,299,340            $4,620,955            $13,318,147              $12,996,015
                                           ==========            ==========            ===========              ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

5.    Segment Information:

                                   Three Months           Three Months               Six Months                Six Months
                                       ended                  ended                    ended                      ended
                                 January 31, 2002       January 31, 2001          January 31, 2002          January 31, 2001
                                 ----------------       ----------------          ----------------          ----------------
      Net Sales:
        Recreation vehicles
           Towables                  $170,117,283           $ 64,982,994              $255,639,527             $150,729,261
           Motorized                   31,959,855             37,112,294                73,642,444               89,741,793
           Other                          657,913                618,118                 1,575,251                1,822,364
        Buses                          66,480,620             70,467,757               148,152,580              140,709,562
                                     ------------           ------------              ------------             ------------
        Total                        $269,215,671           $173,181,163              $479,009,802             $383,002,980
                                     ============           ============              ============             ============

      Income Before Income Taxes:
        Recreation vehicles           $10,777,185             $1,497,198               $16,266,706              $ 9,682,996
        Buses                           3,276,381              4,427,062                 8,809,804               10,373,192
        Corporate                      (1,989,060)              (850,479)               (2,626,902)                (794,284)
                                      -----------              ---------               -----------                ---------
        Total                         $12,064,506             $5,073,781               $22,449,608              $19,261,904
                                      ===========             ==========               ===========              ===========

                                                                                  January 31, 2002            July 31, 2001
                                                                                  ----------------            -------------
      Identifiable Assets:
        Recreation vehicles                                                           $305,592,717             $114,149,684
        Buses                                                                           78,758,957               82,194,269
        Corporate                                                                       42,138,307              112,722,926
                                                                                      ------------             ------------
        Total                                                                         $426,489,981             $309,066,879
                                                                                      ============             ============

6.    Goodwill and Other Intangible Assets

      On August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. The Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we expect to perform our impairment testing during the fourth quarter.

      The components of other intangibles are as follows:

                                                          January 31, 2002                            July 31, 2001
                                                          ----------------                            -------------

                                                                     Accumulated                             Accumulated
                                                      Cost           Amortization               Cost         Amortization
                                                      ----           ------------               ----         ------------
      Amortized Intangible Assets
            Non-compete agreements                 $14,073,367        $9,261,550              $9,573,367       $9,048,783

      Aggregate amortization expense for non-compete agreements for the quarters ended January 31, 2002 and January 31, 2001 was $178,704 and $242,879
      respectively. Aggregate amortization expense for the six months ended January 31, 2002 and January 31, 2001 was $212,767 and $590,947
      respectively. Non-compete agreements are amortized on a straight-line basis.

      Estimated Amortization Expense:

      For the year ending July 2002                   $570,176
      For the year ending July 2003                   $714,818
      For the year ending July 2004                   $714,818
      For the year ending July 2005                   $671,485
      For the year ending July 2006                   $584,818

      The changes in the carrying amount of goodwill and trademarks for the period ended January 31, 2002 are as follows:

                                                   Goodwill         Trademarks
                                                   --------         ----------
      Balance as of July 31, 2001                $ 10,378,420       $1,669,642
      Arising from acquisitions                   120,160,840        7,000,000
                                                 ------------       ----------
      Balance as of January 31, 2002             $130,539,260       $8,669,642
                                                 ============       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

      As of January 31, 2002, goodwill and trademarks for the recreational vehicles segment totaled $130,243,760 and $8,441,674 respectively. The remainder related to the bus segment.

      The table below shows the effect on net income had SFAS No. 142 been adopted in prior periods:

                                      Three Months            Three Months                Six Months              Six Months
                                          ended                  ended                        ended                   ended
                                    January 31, 2002         January 31, 2001           January 31, 2002        January 31, 2001
                                    ----------------         ----------------           ----------------        ----------------

      Net Income                          $7,678,226              $3,164,401                $14,370,625              $11,555,215
      Goodwill Amortization                        -                 127,168                          -                  254,721
      Trademark Amortization                       -                  41,236                          -                   82,474
                                          ----------              ----------                -----------              -----------
      Adjusted Net Income                 $7,678,226              $3,332,805                $14,370,625              $11,892,410
                                          ==========              ==========                ===========              ===========

                                       Basic    Diluted    Basic    Diluted        Basic     Diluted     Basic     Diluted
                                       -----    -------    -----    -------        -----     -------     -----     -------
      Earnings per common share         $.55      $.55      $.27      $.27         $1.11      $1.10       $.97       $.96
      Effect of accounting change          -         -       .01       .01             -          -        .03        .03
                                       -----     -----     -----     -----         -----      -----      -----      -----
      Adjusted Net Income               $.55      $.55      $.28      $.28         $1.11      $1.10      $1.00       $.99
                                       =====     =====     =====     =====         =====      =====      =====      =====

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

      Trading and available-for-sale investments are recorded at fair value. Unrealized holding gains and losses on trading investments are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale investments are determined on a specific-identification basis. Dividend and interest income is recognized when earned.

      At January 31, 2002, the Company held equity investments with a fair value of $4,124,264 and cost basis of $6,039,712. The investments are classified as available-for-sale and included in other investments. Gross unrealized losses were $1,915,448.

      The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term. Included in other income for the six months ended January 31, 2002 are net realized gains on trading investments of $63,035.

9.    Acquisition

      On November 9, 2001, Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of approximately $151,090,000 consisted of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

      cash of $88,810,000 and 2,250,000 shares of Thor common stock valued at $62,280,000, of which 1,372,433 shares are restricted. The final purchase price includes $6,244,000 of cash and 29,273 shares of Thor common stock valued at $810,000 that will be paid and issued subsequent to January 31, 2002, and is included in accounts payable as $7,054,000 at January 31, 2002. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

         Current assets                                 $  63,920,463
         Property, plant and equipment                      3,607,668
         Goodwill                                         120,012,845
         Trademarks and non-compete agreements             11,500,000
         Other assets                                         141,251
                                                        -------------
           Total assets acquired                          199,182,227

         Current liabilities                               43,918,410
         Other liabilities                                  4,173,099
                                                        -------------
           Net assets acquired                          $ 151,090,718
                                                        =============

      The purchase price allocation includes $4,500,000 of non-compete agreements, which will be amortized over seven to ten years, $120,012,845 of goodwill and $7,000,000 for trademarks that are not subject to amortization. The non-compete, goodwill and trademarks are not deductible for tax purposes.

      The primary reasons for the acquisition include Keystone's future earnings potential, its fit with our existing operations, its market share, and its cash flow. The results of operations for Keystone are included in Thor's operating results beginning November 10, 2001. The Keystone goodwill and its results are included in the recreation vehicle reporting segment.

      Pro forma results of operations, as if the acquisition occurred as of the beginning of the periods presented are as follows:

                                     Three Months          Three Months             Six Months             Six Months
                                         ended                 ended                   ended                  ended
                                  January 31, 2002       January 31, 2001        January 31, 2002       January 31, 2001
                                  ----------------       ----------------        ----------------       ----------------

Net Sales                           $276,643,368           $230,050,576           $613,633,714           $521,681,296
Net Income                          $  8,335,692           $  4,125,090           $ 24,108,381           $ 15,103,653
Earnings per common share
     Basic                          $        .59           $        .29           $       1.70           $       1.06
     Diluted                        $        .59           $        .29           $       1.69           $       1.06


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------

Quarter Ended January 31, 2002 vs. Quarter Ended January 31, 2001
-----------------------------------------------------------------

Net sales for the second quarter of fiscal 2002 were $269,215,671 compared to $173,181,163 for the second quarter of fiscal 2001. Income before income taxes in fiscal 2002 was $12,064,506, a 137.8% increase from $5,073,781 in fiscal 2001. The increase in income before income taxes of $6,990,725 in fiscal 2002 was primarily caused by increased recreation vehicle revenues of $100,021,645 which resulted in an increase in income before income taxes of approximately $9,280,000. Included in the second quarter of 2002 are sales of $95,447,258 and income before income taxes of $7,793,594 for Keystone RV acquired on November 9, 2001. Bus revenues were $3,987,137 less in fiscal 2002 than in fiscal 2001. Bus income before income taxes in fiscal 2002 was approximately $1,151,000 less than the same period last year because of reduced revenues at our Champion and ElDorado Kansas operations and overall lower margins. This was due primarily to declines in airline traffic after the terrorist attacks of

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            ---------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------
                                   (CONTINUED)
                                   -----------

September 11, 2001 which affected the hotel, motel, rental car and other businesses and delayed purchases of buses, as well as to increased competition.

Recreation vehicle revenues increased in the second quarter of fiscal 2002 by 97.4% to $202,735,051, compared to $102,713,406 in fiscal 2001 and accounted for 75.3% of total company revenues compared to 59.3% in fiscal 2001. Recreation vehicle order backlog of $127,870,000 (includes $62,613,000 for Keystone RV) at January 31, 2002 was up 117.5% compared to the same period last year. Excluding Keystone RV backlog, recreation vehicle backlogs were $65,257,000 at January 31, 2002, up 11% compared to the same period last year. This increase in backlog indicates a recent strengthening in the marketplace. Bus revenues in fiscal 2002 decreased by 5.7% to $66,480,620 compared to $70,467,757 in fiscal 2001 and accounted for 24.7% of total company revenues compared to 40.7% in fiscal 2001. Bus vehicle order backlog of $117,081,000 at January 31, 2002 was down 43% compared to the same period last year.

Gross profit as a percentage of sales in fiscal 2002 increased to 11.4% from 9.9% in fiscal 2001 primarily due to increased recreation vehicle sales. Selling, general, and administrative expenses and amortization of intangibles were $18,911,965 compared to $12,829,505 for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 7.0% in fiscal 2002 compared to 7.4% in fiscal 2001. Amortization of intangibles decreased in fiscal 2002 to $178,704 compared to $414,266 in fiscal 2001. This $235,562 reduction is primarily due to expiration of certain non-compete expenses of approximately $208,817 offset by the Keystone non-compete cost of $144,642 for fiscal 2002, and the reduction in goodwill and trademark amortization expense in fiscal 2002 of approximately $171,387 resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The additional selling, general and administrative costs offsetting the reduction of amortization of intangibles is due primarily to the increased costs associated with the substantial increase in revenue. Interest income decreased by $462,213 due primarily to lower market rates in fiscal 2002 and the use of cash investments to partially fund the acquisition of Keystone RV Company on November 9, 2001.

The overall effective income tax rate was 36.4% for fiscal 2002 compared to 37.6% in fiscal 2001 due primarily to research and development tax credits recognized by the Company.

Six Months Ended January 31, 2002 vs. Six Months Ended January 31, 2001
-----------------------------------------------------------------------

Net sales for the six months of fiscal 2002 were $479,009,802 compared to $383,002,980 for the same period last year. Income before income taxes in fiscal 2002 was $22,449,608, a 16.5% increase from $19,261,904 in fiscal 2001. The increase in income before income taxes of $3,187,704 in fiscal 2002 was primarily caused by increased recreation vehicle revenues of $88,563,804 which resulted in an increase in income before income taxes of approximately $6,584,000. Included in the fiscal 2002 results for the six months, are the sales of $95,447,258 and income before income taxes of $7,793,594 for Keystone RV Company acquired on November 9, 2001. Bus revenues were $7,443,018 greater in fiscal 2002 than fiscal 2001. Bus income before income taxes in fiscal 2002 was approximately $1,563,000 less than the same period last year due primarily to increased competition.

Recreation vehicle revenues increased in the six months of fiscal 2002 by 36.6% to $330,857,222, compared to $242,293,418 in fiscal 2001 and accounted for 69.1% of total company revenues compared to 63.3% in fiscal 2001. Bus revenues in fiscal 2002 increased by 5.3% to $148,152,580 compared to $140,709,562 in fiscal 2001 and accounted for 30.9% of total company revenues compared to 36.7% in fiscal 2001.

Gross profit as a percentage of sales in fiscal 2002 decreased to 11.3% from 11.4% in fiscal 2001 primarily due to reduced bus operation margins. Selling, general, and administrative expenses and amortization of intangibles were $33,123,630 compared to $27,015,448 for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 6.9% in fiscal 2002 compared to 7.1% in fiscal 2001. Amortization of intangibles decreased in fiscal 2002 to $212,767 compared to $933,722 in fiscal 2001. This $720,955 reduction is primarily due to expiration of certain non-compete expenses of approximately $522,822 offset by the Keystone non-compete cost of $144,642 for fiscal 2002, and the reduction in goodwill and trademark amortization expense in fiscal 2002 of approximately $342,775 resulting from the Company's adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". The additional selling, general, and administrative costs offsetting the reduction of amortization of intangibles is due primarily to the increased costs associated with the increased revenue in recreation vehicles. Interest income decreased by

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           ---------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------
                                   (CONTINUED)
                                   -----------

$949,520 due primarily to lower market rates in fiscal 2002 and the use of cash investments to partially fund the acquisition of Keystone RV Company on November 9, 2001.

The overall effective tax rate was 36.0% for the six months of fiscal 2002 compared to 40.0% in fiscal 2001 due primarily to research and development tax credits recognized by the Company.

Financial Condition and Liquidity
---------------------------------

As of January 31, 2002, we had $31,091,027 in cash and cash equivalents compared to $60,058,777 in cash and cash equivalents and $47,134,094 in short-term investments on July 31, 2001. The reduction in cash, cash equivalents and short-term investments was due to cash required for the acquisition of Keystone RV Company on November 9, 2001. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheet as "Cash and cash equivalents" or "Investments - short-term". The latter are carried on our consolidated balance sheet as "Investments - investments available-for-sale".

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

Working capital at January 31, 2002 was $95,433,551 compared to $150,697,245 on July 31, 2001. The Company had no long-term debt. The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line of credit at January 31, 2002. The loan agreement contains certain covenants including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 20, 2002. The Company believes that internally generated funds and the revolving line of credit agreement will be sufficient to meet current needs and additional capital requirements. Capital expenditures of $3,282,000 were primarily for the expansion of our Kansas bus operation, a roof replacement at our Airstream operation, and expansion at our Four Winds operation to manufacture diesel motor homes. The Company anticipates additional capital expenditures in 2002 of approximately $4,600,000. The major components of these anticipated capital expenditures include the completion of our Kansas bus operation expense for $400,000; the completion of a roof replacement at our Airstream operation for $278,000; building expenses at our Keystone and Four Winds operations for approximately $1,262,000, and computer systems for our Airstream and Keystone operations for approximately $763,000. The balance of capital expenditures will be for purchase or replacement of machinery and equipment in the ordinary course of business. The Company also plans to spend $9,200,000 on a new building and equipment for our ElDorado California bus operation which will start in the latter part of fiscal 2002, with the majority of cost to be incurred in fiscal 2003. This expansion at ElDorado California will allow the Company to increase production efficiencies and techniques and produce 40 foot and larger buses.

On November 9, 2001, Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of approximately $151,090,000 consisted of cash of $88,810,000 and 2,250,000 shares of Thor common stock valued at $62,280,000, of which 1,372,433 shares are restricted. The final purchase price includes $6,244,000 of cash and 29,273 shares of Thor common stock valued at $810,000 that will be paid and issued subsequent to January 31, 2002, and is included in accounts payable as $7,054,000 at January 31, 2002. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal.

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

Forward Looking Statements
--------------------------

This report includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurances that actual results will not differ from the Company's expectations. Factors, which could cause materially different results, include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competitive and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.

                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Annual Meeting of Shareholders on December 3, 2001

            Matters Voted on by Shareholders:
            ---------------------------------

              Proposal #1   Election of Directors:   Peter B. Orthwein and
                            William C. Tomson

              Proposal #2   Amendment of Certificate of Incorporation to
                            increase authorized number of shares from 20,000,000 to 40,000,000.

            Results of Voting by Shareholders:
            ----------------------------------

              Proposal #1
                                          For         Against        Abstain
                                          ---         -------        -------
               Peter B. Orthwein      10,503,791        -0-          241,059
               William C. Tomson      10,715,371        -0-           29,479

              Proposal #2
                                          For         Against        Abstain
                                          ---         -------        -------
                                       9,551,440      413,604        779,806

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             b.)   Reports on Form 8-K

                   On October 31, 2001 a Form 8-K was filed with the Securities and Exchange Commission pursuant to a press release regarding the Company's intent to purchase Keystone RV Company.

                   On November 13, 2001 a Form 8-K was filed with the Securities and Exchange Commission pursuant to the acquisition of Keystone RV Company.

                   On December 3, 2001 a Form 8-K/A was filed which amended the Form 8-K filed on November 13, 2001, and includes the historical financial information with respect to Keystone RV Company and the pro forma financial information required with respect to the acquisition of Keystone.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THOR INDUSTRIES, INC.
                                                    (Registrant)





DATE  March 13, 2002      (Signed)    /s/ Wade F. B. Thompson
      ------------------           --------------------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer




DATE  March 13, 2002      (Signed)    /s/ Walter L. Bennett
      ------------------           --------------------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)