Form 10-Q
period 2002-04-30
THOR INDUSTRIES INC
filed 2002-05-30
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED  April 30, 2002                COMMISSION FILE NUMBER  1-9235
                   --------------                                        ------



                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------




              Delaware                                           93-0768752
   -------------------------------                           -------------------
  (State of other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


419 West Pike Street, Jackson Center, OH                         45334-0629
-----------------------------------------                    -------------------
 (Address of principal executive offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X                                     No
            -----                                      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at 4/30/2002
          -----                            ------------------------

  Common stock, par value                      14,236,489 shares
      $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                           ASSETS
                                                           ------

                                                                                      APRIL 30, 2002         JULY 31, 2001
                                                                                      --------------         -------------
Current assets:
     Cash and cash equivalents                                                           $ 35,965,517         $ 60,058,777
     Investments - short term                                                                       -           47,134,094
     Accounts receivable:
         Trade                                                                            106,849,472           46,174,662
         Other                                                                              2,511,937            1,341,033
     Inventories                                                                           95,344,048           80,286,637
     Deferred income taxes and other                                                        8,970,128            2,970,082
                                                                                         ------------         ------------
         Total current assets                                                             249,641,102          237,965,285
                                                                                         ------------         ------------
Property:
     Land                                                                                   9,186,697            8,182,431
     Buildings and improvements                                                            34,139,911           35,936,200
     Machinery and equipment                                                               29,280,012           20,049,176
                                                                                         ------------         ------------
         Total cost                                                                        72,606,620           64,167,807
     Accumulated depreciation                                                              20,488,926           17,232,199
                                                                                         ------------         ------------
         Property, net                                                                     52,117,694           46,935,608
                                                                                         ------------         ------------
Investments:
     Joint ventures                                                                         2,144,653            2,192,453
     Investments available-for-sale                                                         5,242,705            5,406,286
                                                                                         ------------         ------------
         Total Investments                                                                  7,387,358            7,598,739
                                                                                         ------------         ------------
Other assets:
     Goodwill                                                                             130,552,823           10,378,420
     Non-compete agreements                                                                 4,633,112              524,584
     Trademarks                                                                             8,669,642            1,669,642
     Other                                                                                  4,787,274            3,994,601
                                                                                         ------------         ------------
         Total other assets                                                               148,642,851           16,567,247
                                                                                         ------------         ------------

TOTAL ASSETS                                                                             $457,789,005         $309,066,879
                                                                                         ============         ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

Current liabilities:
     Accounts payable                                                                    $ 74,408,209         $ 57,290,788
     Accrued liabilities:
         Taxes                                                                             15,757,393              496,333
         Compensation and related items                                                    16,885,167           11,630,556
         Product warranties                                                                22,509,664           12,541,890
         Other                                                                              7,402,982            5,308,473
                                                                                         ------------         ------------
              Total current liabilities                                                   136,963,415           87,268,040
                                                                                         ------------         ------------

Deferred income taxes and other liabilities                                                 7,400,588            1,852,432
Stockholders' equity:
     Common stock - authorized 40,000,000 shares;
         issued 16,144,926 shares @ 4/30/02 and 13,817,847
         shares @ 7/31/01; par value of $.10 per share                                      1,614,493            1,381,785
     Additional paid in capital                                                            90,780,762           27,258,323
     Accumulated other comprehensive loss                                                  (1,896,322)          (1,685,309)
     Retained earnings                                                                    253,102,373          222,942,676
     Restricted stock plan                                                                   (577,638)            (352,402)
     Cost of treasury shares, 1,908,437 shares @ 4/30/02
        and  7/31/01                                                                      (29,598,666)         (29,598,666)
                                                                                         ------------         ------------
         Total stockholders' equity                                                       313,425,002          219,946,407
                                                                                         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $457,789,005         $309,066,879
                                                                                         ============         ============

          See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2002 AND 2001
       ------------------------------------------------------------------

                                              THREE MONTHS ENDED APRIL 30                NINE MONTHS ENDED APRIL 30
                                              ---------------------------                --------------------------
                                                2002                2001                    2002             2001
                                                ----                ----                    ----             ----
Net sales                                    $369,754,869       $221,028,840           $848,764,671       $604,030,823

Cost of products sold                         320,585,376        195,826,613            745,280,092        535,017,381
                                             ------------       ------------           ------------       ------------

Gross profit                                   49,169,493         25,202,227            103,484,579         69,013,442

Selling, general, and
   administrative expenses                     22,925,269         14,388,246             56,048,899         41,402,327


Interest income                                   162,393            842,946              1,278,645          2,908,718

Interest expense                                   43,154            191,643                237,554            443,168

Other income                                      262,726             57,166                599,026            707,688
                                             ------------       ------------           ------------       ------------

Income before income taxes                     26,626,189         11,522,450             49,075,797         30,784,353

Provision for income taxes                     10,030,877          4,791,682             18,109,860         12,498,371
                                             ------------       ------------           ------------       ------------

Net income                                   $ 16,595,312       $  6,730,768           $ 30,965,937       $ 18,285,982
                                             ============       ============           ============       ============



Average Common Shares Outstanding - Basic      14,221,263         11,859,729             13,359,139         11,913,085
-----------------------------------------
Average Common Shares Outstanding - Diluted    14,274,653         11,916,533             13,421,042         11,961,554
-------------------------------------------

Earnings Per Common Share:
-------------------------
       Basic                                     $1.17               $ .57                   $2.32             $1.54
                                                 =====               =====                   =====             =====

       Diluted                                   $1.16               $ .57                   $2.31             $1.53
                                                 =====               =====                   =====             =====


Dividends Paid Per Common Share                   $.02                $.02                    $.06              $.06
-------------------------------                   ====                ====                    ====              ====




          See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                -------------------------------------------------

                                                                                      2002                    2001
                                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $30,965,937             $18,285,982
Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
Depreciation                                                                        3,453,182               2,573,173
Amortization                                                                          391,472               1,138,755
Purchase of trading securities                                                     (3,588,350)            (40,824,332)
Proceeds from sale of trading investments                                          50,027,883              21,171,972
Gain on sale of investments available-for-sale                                        (29,322)                     --
Gain on sale of trading investments                                                  (407,012)             (1,090,039)
Deferred income tax                                                                 4,226,380                      --

Changes in non-cash assets and liabilities, net of assets and liabilities acquired
----------------------------------------------------------------------------------
Accounts receivable                                                               (37,014,469)            (14,600,073)
Inventories                                                                         3,862,235              (4,970,449)
Prepaid expenses and other                                                            335,734              (1,678,562)
Accounts payable                                                                  (11,004,535)             (3,454,859)
Accrued liabilities                                                                 6,444,006                (736,471)
Other liabilities                                                                   1,587,553                 700,381
                                                                                  -----------             -----------

Net cash provided by (used in) operating activities                                49,250,694             (23,484,522)
                                                                                  -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                            (5,023,521)            (14,502,894)
Disposals of property, plant & equipment                                               27,187                  17,421
Purchase of available-for-sale investments                                                 --               (642,690)
Proceeds from sale of available-for-sale investments                                   96,228                      --
Acquisition of Keystone - net of cash acquired                                    (68,617,654)                     --
                                                                                  -----------             -----------
Net cash used in investing activities                                             (73,517,760)            (15,128,163)
                                                                                  -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (806,240)               (713,742)
Purchase of treasury stock                                                                 --              (3,006,036)
Proceeds from issuance of common stock                                              1,128,285                 265,105
                                                                                  -----------             -----------

Net cash provided by (used in) financing activities                                   322,045              (3,454,673)
                                                                                  -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (148,239)               (138,024)
                                                                                  -----------             -----------
Net decrease in cash and equivalents                                              (24,093,260)            (42,205,382)
Cash and equivalents, beginning of year                                            60,058,777              59,655,251
                                                                                  -----------            ------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $35,965,517             $17,449,869
                                                                                  ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transactions - Issuance of restricted stock                              $   346,199             $        --
Income taxes paid                                                                   8,871,205              11,052,861
Interest paid                                                                         237,554                 443,168
Stock issued for Keystone                                                          62,280,663                      --


          See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The July 31, 2001 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended July 31, 2001. The results of operations for the three months and the nine months ended April 30, 2002, are not necessarily indicative of the results for the full year.

     Certain amounts in the financial statements have been reclassified to conform with the April 30, 2002 presentation. These changes were made to conform to Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Costs".

2.   Major classifications of inventories are:

                                                                   April 30, 2002            July 31, 2001
                                                                   --------------            -------------

         Raw materials                                              $ 43,932,246                $33,974,281
         Chassis                                                      20,398,613                 19,021,209
         Work in process                                              23,120,805                 23,879,366
         Finished goods                                               13,968,826                  8,801,723
                                                                    ------------                -----------
               Total                                                 101,420,490                 85,676,579
         Less excess of FIFO costs over LIFO costs                     6,076,442                  5,389,942
                                                                    ------------                -----------
               Total inventories                                    $ 95,344,048                $80,286,637
                                                                    ============                ===========

3.   Earnings Per Share:

                                     Three months         Three months             Nine months             Nine months
                                         ended                ended                  ended                    ended
                                    April 30, 2002       April 30, 2001          April 30, 2002          April 30, 2001
                                    --------------       --------------          --------------          --------------

     Weighted average shares
      outstanding for basic
      earnings per share                14,221,263           11,859,792              13,359,139              11,913,085
      Stock options                         47,470               56,741                  50,966                  48,469
      Other issuable shares                  5,920                   --                  10,937                      --
                                        ----------           ----------              ----------              ----------

      Total - For diluted shares        14,274,653           11,916,533              13,421,042              11,961,554
                                        ==========           ==========              ==========              ==========

4.   Stockholders' Equity:


                                          Three months         Three months            Nine months              Nine months
                                             ended                 ended                 ended                     ended
                                        April 30, 2002        April 30, 2001         April 30, 2002           April 30, 2001
                                        --------------        --------------         --------------           --------------

      Net Income                          $16,595,312          $  6,730,768            $30,965,937              $18,285,982
      Foreign currency
        translation adjustment                114,479              (235,952)              (148,239)                (138,024)
      Unrealized appreciation
       (depreciation) on investments          726,986            (1,342,735)               (62,774)                     137
                                          -----------          ------------            -----------              -----------

      Comprehensive Income                $17,436,777          $  5,152,081            $30,754,924              $18,148,095
                                          ===========          ============            ===========              ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

5.   Segment Information:

                                   Three Months           Three Months               Nine Months               Nine Months
                                       ended                  ended                    ended                      ended
                                  April 30, 2002         April 30, 2001            April 30, 2002            April 30, 2001
                                  --------------         --------------            --------------            --------------
      Net Sales:
        Recreation vehicles
           Towables                  $251,629,480           $ 94,978,054              $507,269,007             $245,730,268
           Motorized                   50,391,241             51,155,194               124,033,684              140,873,035
           Other                          758,452                572,486                 2,333,704                2,394,850
        Buses                          66,975,696             74,323,106               215,128,276              215,032,670
                                     ------------           ------------              ------------             ------------
        Total                        $369,754,869           $221,028,840              $848,764,671             $604,030,823
                                     ============           ============              ============             ============

      Income Before Income Taxes:
        Recreation vehicles          $ 26,316,445           $  7,307,103              $ 42,583,151             $ 16,990,099
        Buses                           2,687,766              4,965,483                11,497,570               15,338,677
        Corporate                      (2,378,022)              (750,136)               (5,004,924)              (1,544,423)
                                     ------------           ------------              ------------              ------------
        Total                        $ 26,626,189           $ 11,522,450              $ 49,075,797             $ 30,784,353
                                     ============           ============              ============             ============

                                                                                    April 30, 2002            July 31, 2001
                                                                                    --------------            -------------
      Identifiable Assets:
        Recreation vehicles                                                           $323,263,672             $114,149,684
        Buses                                                                           84,520,473               82,194,269
        Corporate                                                                       50,004,860              112,722,926
                                                                                      ------------             ------------
        Total                                                                         $457,789,005             $309,066,879
                                                                                      ============             ============

6.   Goodwill and Other Intangible Assets:

     On August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. In the second quarter of fiscal year 2002, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we expect to perform our impairment testing during the fourth quarter.

     The components of other intangibles are as follows:

                                                April 30, 2002                     July 31, 2001
                                                --------------                     -------------
                                                             Accumulated                     Accumulated
                                              Cost           Amortization       Cost         Amortization
                                              ----           ------------       ----         ------------
      Amortized Intangible Assets
            Non-compete agreements         $14,073,367        $9,440,255      $9,573,367       $9,048,783


     Aggregate amortization expense for non-compete agreements for the quarters ended April 30, 2002 and April 30, 2001 was $178,705 and $33,021
     respectively. Aggregate amortization expense for the nine months ended April 30, 2002 and April 30, 2001 was $391,472 and $623,968 respectively. Non-compete agreements are amortized on a straight-line basis.

     Estimated Amortization Expense:

     For the year ending July 2002            $570,176
     For the year ending July 2003            $714,818
     For the year ending July 2004            $714,818
     For the year ending July 2005            $671,485
     For the year ending July 2006            $584,818

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

     The changes in the carrying amount of goodwill and trademarks for the period ended April 30, 2002 are as follows:

                                               Goodwill           Trademarks
                                               --------           ----------

      Balance as of July 31, 2001            $ 10,378,420         $1,669,642
      Arising from acquisitions               120,174,403          7,000,000
                                             ------------         ----------
      Balance as of April 30, 2002           $130,552,823         $8,669,642
                                             ============         ==========

     As of April 30, 2002, goodwill and trademarks for the recreational vehicles segment totaled $130,257,323 and $8,441,674 respectively. The remainder related to the bus segment.

     The table below shows the effect on net income had SFAS No. 142 been adopted in prior periods:

                                       Three Months            Three Months                Nine Months             Nine Months
                                          ended                  ended                        ended                   ended
                                     April 30, 2002           April 30, 2001             April 30, 2002          April 30, 2001
                                     --------------           --------------             --------------          --------------
      Net Income                        $16,595,312               $6,730,768                $30,965,937             $18,285,982
      Goodwill Amortization                       -                  128,177                          -                 383,283
      Trademark Amortization                      -                   43,835                          -                 131,504
                                        -----------               ----------                -----------             -----------
      Adjusted Net Income               $16,595,312               $6,902,780                $30,965,937             $18,800,769
                                        ===========               ==========                ===========             ===========


                                        Basic    Diluted      Basic     Diluted         Basic    Diluted     Basic     Diluted
                                        -----    -------      -----     -------         -----    -------     -----     -------
      Earnings per common share         $1.17      $1.16      $ .57      $ .57          $2.32      $2.31      $1.54      $1.53
      Effect of accounting change         -          -          .01        .01             -          -         .04        .04
                                        -----      -----      -----      -----          -----      -----      -----      -----
      Adjusted Net Income               $1.17      $1.16      $ .58      $ .58          $2.32      $2.31      $1.58      $1.57
                                        =====      =====      =====      =====          =====      =====      =====      =====


7.   Accounting Pronouncements:

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

8.   Investments:

     The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale.

     Trading and available-for-sale investments are recorded at fair value. Unrealized holding gains and losses on trading investments are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized or if a decline in the fair market value is determined to be other than temporary. Realized gains and losses from the sale of available-for-sale investments are determined on a specific-identification basis. Dividend and interest income is recognized when earned.

     At April 30, 2002, the Company held equity investments with a fair value of $5,242,705 and cost basis of $6,039,712. The investments are classified as available-for-sale and included in other investments. Gross unrealized losses were $797,007.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

     The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term. Included in other income for the nine months ended April 30, 2002 are net realized losses on trading investments of $60,261.

9.   Acquisition:

     On November 9, 2001, Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of $151,104,000 consisted of cash of $88,824,000 and 2,250,000 shares of Thor common stock valued at $62,280,000, of which 1,372,433 shares are restricted. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

         Current assets                                         $ 63,920,463
         Property, plant and equipment                             3,607,668
         Goodwill                                                120,026,403
         Trademarks and non-compete agreements                    11,500,000
         Other assets                                                141,251
                                                                ------------
           Total assets acquired                                 199,195,785

         Current liabilities                                      43,918,410
         Other liabilities                                         4,173,099
                                                                ------------
           Net assets acquired                                  $151,104,276
                                                                ============


     The purchase price allocation includes $4,500,000 of non-compete agreements, which will be amortized over seven to ten years, $120,026,403 of goodwill and $7,000,000 for trademarks that are not subject to amortization. The non-compete, goodwill and trademarks are not deductible for tax purposes.

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

     Pro forma results of operations, as if the acquisition occurred as of the beginning of the periods presented are as follows:

                                          Three Months           Three Months              Nine Months             Nine Months
                                              ended                  ended                    ended                   ended
                                        April 30, 2002          April 30, 2001           April 30, 2002          April 30, 2001
                                        --------------          --------------           --------------          --------------

      Net Sales                           $369,754,869            $322,510,337             $983,388,583             $844,190,636
      Net Income                           $16,595,312             $10,097,539              $40,703,693              $25,201,191
      Earnings per common share
           Basic                             $1.15                   $ .72                     $2.79                    $1.78
           Diluted                           $1.15                   $ .71                     $2.78                    $1.77


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------

Quarter Ended April 30, 2002 Vs. Quarter Ended April 30, 2001
-------------------------------------------------------------

Net sales for the third quarter of fiscal 2002 were $369,754,869 compared to $221,028,840 for the third quarter of fiscal 2001. Income before income taxes in fiscal 2002 was $26,626,189, a 131.1% increase from $11,522,450 in fiscal 2001.
The increase in income before income taxes of $15,103,739 in fiscal 2002 was primarily caused by increased recreation vehicle revenues of $156,073,439 which resulted in an increase in income before income taxes of approximately $19,000,000. Included in the third quarter of 2002 are sales of $140,300,979 and income before income taxes of $16,394,617 for Keystone RV acquired on November 9, 2001. Bus revenues were $7,347,410 less in fiscal 2002 than in fiscal 2001. Bus income before income taxes in fiscal 2002 was approximately $2,300,000 less than the same period last year because of reduced revenues and overall lower margins. This was due to continuing competitive pressures on pricing of buses and the decline in airline traffic after the terrorist attacks of September 11, 2001 which affected the hotel, motel, rental car and other businesses and delayed purchases of buses.

Recreation vehicle revenues increased in the third quarter of fiscal 2002 by 106.4% to $302,779,173, compared to $146,705,734 in fiscal 2001 and accounted for 81.9% of total company revenues compared to 66.4% in fiscal 2001. Recreation vehicle order backlog of $265,220,000 (includes $157,080,000 for Keystone RV) at April 30, 2002 was up 313.3% compared to the same period last year. Excluding Keystone RV backlog, recreation vehicle backlogs were $108,140,000 at April 30, 2002, up 68.5% compared to the same period last year. This increase in backlog is due largely to the recent strengthening in the marketplace. Bus revenues in fiscal 2002 decreased by 9.9% to $66,975,696 compared to $74,323,106 in fiscal 2001 and accounted for 18.1% of total company revenues compared to 33.6% in fiscal 2001. Bus vehicle order backlog of $96,327,000 at April 30, 2002 was down 48.8% compared to the same period last year.

Gross profit as a percentage of sales in fiscal 2002 increased to 13.3% from 11.4% in fiscal 2001 primarily due to increased recreation vehicle sales. Selling, general, and administrative expenses and amortization of intangibles were $22,925,269 compared to $14,388,246 for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 6.2% in fiscal 2002 compared to 6.5% in fiscal 2001. Amortization of intangibles decreased in fiscal 2002 to $178,705 compared to $205,033 in fiscal 2001. This $26,468 reduction is primarily due to expiration of certain non-compete expenses offset by the Keystone non-compete cost of $144,642 for fiscal 2002, and the reduction in goodwill and trademark amortization expense in fiscal 2002 of $172,012 resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The additional selling, general and administrative costs offsetting the reduction of amortization of intangibles is due primarily to the increased costs associated with the substantial increase in revenue. Interest income decreased by $680,553 due primarily to lower market rates in fiscal 2002 and the use of cash investments to partially fund the acquisition of Keystone RV Company on November 9, 2001.

The overall effective income tax rate was 37.7% for the third quarter of fiscal 2002 compared to 41.6% in fiscal 2001 due primarily to lower than expected state tax audit assessments.

Nine Months Ended April 30, 2002 Vs. Nine Months Ended April 30, 2001
---------------------------------------------------------------------

Net sales for the nine months of fiscal 2002 were $848,764,671 compared to $604,030,823 for the same period last year. Income before income taxes in fiscal 2002 was $49,075,797, a 59.4% increase from $30,784,353 in fiscal 2001. The increase in income before income taxes of $18,291,444 in fiscal 2002 was primarily caused by increased recreation vehicle revenues of $244,638,242 which resulted in an increase in income before income taxes of approximately $25,600,000. Included in the fiscal 2002 results for the nine months, are the sales of $235,748,237 and income before income taxes of $24,188,211 for Keystone RV acquired on November 9, 2001. Bus revenues were $95,606 greater in fiscal 2002 than fiscal 2001. Bus income before income taxes in fiscal 2002 was approximately $3,900,000 less than the same period last year due primarily to increased competition and pricing pressures.

Recreation vehicle revenues increased in the nine months of fiscal 2002 by 62.9% to $633,636,395, compared to $388,998,153 in fiscal 2001 and accounted for 74.7% of total company revenues compared to 64.4% in fiscal 2001. Bus revenues in fiscal 2002 increased to $215,128,276 compared to $215,032,670 in fiscal 2001 and accounted for 25.3% of total company revenues compared to 35.6% in fiscal 2001.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------
                                   (CONTINUED)
                                   -----------

Gross profit as a percentage of sales in fiscal 2002 increased to 12.2% from 11.4% in fiscal 2001 primarily due to increased recreation vehicle sales. Selling, general, and administrative expenses and amortization of intangibles were $56,048,899 compared to $41,402,327 for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 6.6% in fiscal 2002 compared to 6.9% in fiscal 2001. Amortization of intangibles decreased in fiscal 2002 to $391,472 compared to $1,138,894 in fiscal 2001. This $747,422 reduction is primarily due to expiration of certain non-compete expenses of approximately $521,919 offset by the Keystone non-compete cost of $289,284 for fiscal 2002, and the reduction in goodwill and trademark amortization expense in fiscal 2002 of approximately $514,787 resulting from the Company's adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". The additional selling, general, and administrative costs offsetting the reduction of amortization of intangibles is due primarily to the increased costs associated with the increased revenue in recreation vehicles. Interest income decreased by $1,630,073 due primarily to lower market rates in fiscal 2002 and the use of cash investments to partially fund the acquisition of Keystone RV Company on November 9, 2001.

The overall effective tax rate was 36.9% for the nine months of fiscal 2002 compared to 40.6% in fiscal 2001 due primarily to research and development tax credits recognized by the Company and lower than expected state tax audit assessments.

Financial Condition and Liquidity
---------------------------------

As of April 30, 2002, we had $35,965,517 in cash and cash equivalents compared to $60,058,777 in cash and cash equivalents and $47,134,094 in short-term investments on July 31, 2001. The reduction in cash, cash equivalents and short-term investments was primarily due to cash required for the acquisition of Keystone RV Company on November 9. 2001. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheet as "Cash and cash equivalents" or "Investments
- short-term". The latter are carried on our consolidated balance sheet as "Investments - investments available-for-sale".

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

Working capital at April 30, 2002 was $112,677,687 compared to $150,697,245 on July 31, 2001. The Company had no long-term debt. The Company currently has a $30,000,000 revolving line of credit. There were no borrowings on the line of credit at April 30, 2002. The loan agreement contains certain covenants including restrictions on additional indebtedness, and the Company must maintain certain financial ratios. The line of credit bears interest at negotiated rates below prime and expires on November 20, 2002. The Company believes that internally generated funds and the revolving line of credit agreement will be sufficient to meet current needs and additional capital requirements. Capital expenditures of $5,024,000 were primarily for the expansion of our Kansas bus operation, a roof replacement at our Airstream operation, and expansion at our Four Winds operation to manufacture diesel motor homes. The Company anticipates additional capital expenditures in 2002 of approximately $3,400,000. The major components of these anticipated capital expenditures include the completion of our Kansas bus operation for $400,000; the completion of a roof replacement at our Airstream operation for $278,000; building expenses at our Keystone and Four Winds operations for approximately $1,262,000, and computer systems for our Airstream and Keystone operations for approximately $763,000. The balance of capital expenditures will be for purchase or replacement of machinery and equipment in the ordinary course of business. The Company also plans to spend $9,200,000 on a new building and equipment for our ElDorado California bus operation which will start in fiscal 2003. This expansion at ElDorado California will allow the Company to increase production efficiencies and techniques and produce 40 foot and larger buses.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------
OPERATIONS
----------
                                   (CONTINUED)
                                   -----------

On November 9, 2001, Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of $151,104,000 consisted of cash of $88,824,000 and 2,250,000 shares of Thor common stock valued at $62,280,000, of which 1,372,433 shares are restricted. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal.

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

                                     PART II

Item 6. Exhibits and Reports On Form 8-K
        --------------------------------

        b.)    Reports on Form 8-K

               On April 11, 2002 a Form 8-K was filed with the Securities and Exchange Commission pursuant to presentation by the Company's Chief Executive Officer, Wade F. B. Thompson at the Sidoti & Company Conference on April 11, 2002.

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





DATE      May 29, 2002      (Signed)    /s/ Wade F. B. Thompson
      --------------------           -------------------------------------------
                                     Wade F. B. Thompson, Chairman of the Board,
                                     President and Chief Executive Officer



DATE      May 29, 2002      (Signed)    /s/ Walter L. Bennett
      --------------------           -------------------------------------------
                                     Walter L. Bennett, Senior Vice President,
                                     Secretary (Chief Accounting Officer)