Form 10-K
period 2002-07-31
THOR INDUSTRIES INC
filed 2002-10-25
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the fiscal year ended July 31, 2002, Commission File Number 1-9235


                              THOR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                        93-0768752
-------------------------------------                 --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

419 W. Pike Street, Jackson Center, Ohio                       45334-0629
----------------------------------------              --------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                 Name of each exchange on which registered:
Common Stock (par value $.10)        New York Stock Exchange
-----------------------------        -----------------------

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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on October 7, 2002 was $511,927,487 based upon closing price on the New York Stock Exchange for such date. The number of common shares of registrant's stock outstanding as of October 14, 2002 was 28,486,297.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 10, 2002 are incorporated by reference in Part III of this Annual Report on form 10-K.

                                     PART I

ITEM 1.       BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Our company was founded in 1980 and produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334 and our telephone number is (937)596-6849. Our Internet address is www.thorindustries.com.

Our principal recreation vehicle operating subsidiaries are Aero Coach, Inc.
(Aero), Airstream, Inc. (Airstream), Dutchmen Manufacturing, Inc. (Dutchmen), Four Winds International, Inc. (Four Winds), Keystone RV Company (Keystone), Komfort Corp. (Komfort), Thor America, Inc. (Thor America), Citair, Inc. (Citair), and Thor California, Inc. (Thor California). Our principal small and mid-size bus operating subsidiaries are Champion Bus, Inc. (Champion), ElDorado National California, Inc. (ElDorado California), and ElDorado National Kansas, Inc. (ElDorado Kansas).

On November 9, 2001, we acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of $151,104,000 consisted of cash of $88,824,000 and 4,500,000 shares of Thor common stock valued at $62,280,000, of which 2,744,832 shares are restricted. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal.

RECREATION VEHICLES

Airstream

Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names Airstream Classic, and Land Yacht. Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream Safari, International and Bambi travel trailers.

Dutchmen

Our Dutchmen subsidiary manufactures and sells conventional travel trailers and fifth wheels primarily under the trade names Dutchmen and Four Winds. Dutchmen has become one of the largest-selling brands in the United States due to its reputation for a quality product sold at a lower price.

Aero

Our Aero subsidiary manufactures and sells laminated, lightweight, European-styled travel trailers and fifth wheels designed for towing behind cars, mini vans, sport utility vehicles and trucks.

We manufacture folding camping trailers, which we sell under the Aero, Dutchmen, and Skamper trade names.

Four Winds

Our Four Winds subsidiary manufactures and sells Class C and Class A motorhomes. It is the second largest manufacturer of Class C motorhomes with 17% of the total retail market segment. Its products are sold under trade names such as Four Winds, Hurricane, Infinity, Windsport, Dutchmen, Chateau and Fun Mover.

Thor America

Our Thor America subsidiary manufactures and sells moderately priced travel trailers and fifth wheels under the trade names Citation, Chateau, and Corsair.

Citair

Our Citair subsidiary is one of the largest Canadian producers of moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name General Coach and sells recreation vehicles under the trade names Citation and Corsair.

Keystone

Our Keystone subsidiary, acquired on November 9, 2001, manufactures travel trailers and fifth wheels under trade names such as Montana, Springdale, Hornet, Sprinter, Outback, Cabana, Laredo, Everest, Mountaineer, Challenger, and Cougar. Keystone's Montana and Cougar fifth wheels are the number one and number two brands with an approximate combined 13% share of that retail segment.

Komfort

Our Komfort subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Komfort and Trailblazer primarily in the western United States and western Canada.

Thor California

Our Thor California subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Wanderer, Tahoe, Jazz, and Mirage primarily in the western United States.

We believe that our recreation vehicle business is the largest unit manufacturer in North America based on retail statistics published by Statistical Surveys, Inc.

BUSES

ElDorado National

ElDorado National, comprised of our ElDorado Kansas and ElDorado California subsidiaries, is a manufacturer of small and mid-size buses for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations and other uses.

ElDorado National builds buses under trade names such as Aerolite, AeroElite, Aerotech, Escort, MST, Transmark, Axess and EZ Rider. ElDorado National's plants are located in Salina, Kansas and Chino, California.

Champion Bus

On February 9, 1998 we purchased substantially all of the assets of Champion Motor Coach, Inc. which is now called Champion Bus, Inc. Champion builds small and mid-size buses under trade names such as Challenger, CTS, and Crusader.


We believe that our bus division is the largest manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid Size Bus Manufacturers Association.

PRODUCT LINE SALES SEGMENT

The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three fiscal years.

                              2002                2001                   2000
                              ----                ----                   ----
                                                 ($000)

                           Amount     %       Amount       %          Amount      %
                       --------------------------------------------------------------
Recreation vehicles    $  973,697    78    $  529,694      64      $  672,346    74

Buses                     271,603    22       292,034      36         237,733    26
                       --------------------------------------------------------------

Total Net Sales        $1,245,300   100    $  821,728     100      $  910,079    00
                       --------------------------------------------------------------

Additional information concerning business segments is included in Note N of the Notes to the Consolidated Financial Statements.

RECREATION VEHICLES

Overview

We manufacture and sell a wide variety of recreation vehicles throughout the United States and Canada, as well as related parts and accessories. Recreation vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association or RVIA. The principal types of recreation vehicles that we produce include conventional travel trailers, fifth wheels, fold-down camping trailers, Class A and Class C motorhomes.

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce "conventional," "fold down" and "fifth wheel" travel trailers. Conventional and fold-down camping trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of the pickup truck.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities.

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Spartan, Ford and Freightliner. We design, manufacture and install the living area and driver's compartment of Class A motorhomes. Class C motorhomes are built on a Ford or General Motors small truck or van chassis which includes an engine, drive train components, and a finished cab section. We construct a living area which has access to the driver's compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, recreation vehicles can provide comfortable living facilities for short periods of time.

Production

In order to minimize finished inventory, our recreation vehicles generally are produced to order. Our facilities are designed to provide efficient assembly line manufacturing of products. We are currently expanding our production facilities to accommodate increased demand.Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities.

We purchase in finished form many of the components used in the production of our recreation vehicles. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass, and steel purchased from numerous suppliers. We believe that, except for chassis, substitute sources for raw materials and components are available with no material impact on our operations. We are able to obtain the benefit of volume price discounts for many of our purchases of raw materials and components by centralized purchasing.

Our relationship with our chassis suppliers is similar to all buyer/vendor relationships and no special contractual commitment is engaged in by either party. Historically Ford and General Motors resort to an industry-wide allocation basis during restriction of supply. These allocations would be based on the volume of chassis previously purchased. Sales of motor homes and small buses rely on these chassis and are affected accordingly.

Generally, all of our operating subsidiaries introduce new or improved lines or models of recreation vehicles each year. Changes typically include new sizes and floorplans, different decors or design features, and engineering improvements.

Seasonality

Since recreation vehicles are used primarily by vacationers and campers, our recreation vehicle sales are seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, recreation vehicle sales are historically lowest during the second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. Presently, there are approximately 1,321 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management personnel and the many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor's products in similar price ranges rather than against our other products.

Each of our recreation vehicle operating subsidiaries has an independent sales force to call on their dealers. Our most important sales promotions occur at the major recreation vehicle shows for dealers which take place throughout the year at different locations across the country. We benefit from the recreation vehicle awareness advertising and major marketing programs geared towards first-time buyers sponsored by the RVIA in national print media and television. We engage in a limited amount of consumer-oriented advertising for our recreation vehicles, primarily through industry magazines, the distribution of product brochures, and direct mail advertising campaigns.

In our selection of individual dealers, we emphasize the dealer's financial strength to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 5% of our consolidated net sales of recreation vehicles during fiscal 2002.

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

During fiscal 2002 the losses incurred due to repurchase were approximately $730,000 compared to $468,000 during fiscal 2001.

Joint Ventures

In March 1996, our Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. We are contingently liable for repurchase obligations of CAT Joint Venture in the amount of approximately $6.8 million.

Financing

We entered the retail recreation vehicle financing business in March 1994. Thor Credit Corporation is a captive finance company jointly owned by our company and Deutsche Financial Services, a major national financial institution engaged in recreation vehicle financing.

Backlogs

As of July 31, 2002, the backlog for recreation vehicle orders was approximately $251,354,000 compared to $51,754,000 at July 31, 2001. Included in the backlog at July 31, 2002 was approximately $160,724,000 for Keystone RV. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate widely seasonally. In the recreation vehicle business our manufacturing time is quite short.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Warranties

We currently provide purchasers of our recreation vehicles with a standard one or two-year limited warranty against defects in materials and workmanship and a standard two year limited warranty on certain major components separately warranted by the suppliers of these components. The chassis and engines of our motorhomes are warranted for three years or 36,000 miles by their manufacturers. During 2001, we formed a wholly owned captive insurance company that provides coverage for product warranties.

SMALL AND MID-SIZE BUSES

Overview

Our line of small and mid-size buses are sold under the names ElDorado National and Champion Bus. ElDorado National's trade names include Aerolite, AeroElite, Aerotech, Access, Escort FE, Escort RE, Transmark, MST, EZ Rider and Axess. Champion Bus' trade names include Challenger, CTS, Crusader, and Defender. Our line of small and mid-size buses consists of airport shuttle buses, intra-urban and inter-urban mass transportation buses, and buses for tourist uses.

Production

Our small and mid-size bus production facilities in Salina, Kansas; Chino, California; and Imlay City, Michigan, are designed to provide efficient assembly line manufacturing of our small and mid-size buses. The vehicles are produced according to specific orders which are normally obtained by dealers.

Some of the chassis, all of the engines and auxiliary units, and some of the seating and other components used in the production of our small and mid-size buses are purchased in finished form. Our Chino, California, facility assembles chassis for our rear engine buses from industry standard components and assembles these buses directly on the chassis.

The principal raw materials used in the manufacturing of our small and mid-size buses are fiberglass, steel, aluminum, plywood, and plastic. We purchase most of the raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford and General Motors and most of our engines from Cummins. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.

Marketing and Distribution

We market our small and mid-size buses through a network of 69 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2002, one of our dealers, Creative Bus Sales Inc. of Fountain Valley, California accounted for 25% of the Company's net bus revenue. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Approximately 56% of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.

Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms. During fiscal 2002 losses due to repurchase of our small and mid-size buses were not material.

Backlog

As of July 31, 2002 the backlog for bus orders was approximately $99,228,000 compared to $171,319,000 at July 31, 2001. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in the first six months of fiscal 2003.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Warranties

We currently provide purchasers of our small and mid-size buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are separately warranted by suppliers. We provide a five-year or 75,000 mile warranty on the body structure of our "Aerotech" buses that we assemble. The chassis and engines of our small and mid-size buses are warranted for three years or 36,000 miles by their manufacturers. During 2001, we founded a wholly owned captive insurance company that provides coverage for product warranties.

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

Both federal and state authorities have various environmental control standards relating to air, water, and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, discharge of air compressor waste water and noise emitted by factories. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with all applicable emission control standards.

We are also subject to the regulations promulgated by the Occupational Safety and Health Administration or OSHA. Our plants are periodically inspected by federal agencies concerned with health and safety in the work place, and by the RVIA, to ensure that our products comply with applicable governmental and industry standards.

We believe that our products and facilities comply in all material respects with applicable vehicle safety, environmental, RVIA, and OSHA regulations.

We do not believe that compliance with the regulations discussed above will have any material effect on our capital expenditures, earnings or competitive position.

COMPETITION

Recreation Vehicles

The recreation vehicle industry is characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality, and service. We believe that the quality, design, and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced.

Small and Mid-Size Buses

We estimate that we have a 38% market share of the U.S. and Canadian small and mid-size bus market. Our competitors offer lines of buses which compete with all of our products. Price, quality, and delivery are the primary competitive factors. As with recreation vehicles, we believe that the quality, design, and price of small and mid-size buses, the warranty coverage and service that we provide, and the loyalty of our customers allow us to compete favorably with similarly priced products of our competitors.

Trade Names and Patents

We have registered United States and Canadian trade names or licenses under the trade names of others covering the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.

EMPLOYEE RELATIONS

At July 31, 2002, we had approximately 5,113 employees in the United States and 271 employees in Canada. Of these 5,384 employees, 460 are salaried. Citair's and Thor America's approximately 376 hourly employees are currently represented by certified labor organizations. Citair's and Thor America's current labor agreements covering their operations expire at various times in September 2003 and October 2003. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees. An unfair labor practice complaint filed against Champion in 2001 was dismissed in favor of Champion in 2002.

During 2002, an attempt was made to organize our Airstream facility. On June 27, 2002 the National Labor Relations Board approved the withdrawal of the attempt with prejudice for 6 months from filing any new petitions.

RESEARCH AND DEVELOPMENT

During the fiscal years 2002, 2001 and 2000, we expensed approximately $1,405,000, $1,507,000, and $579,000 respectively, on research and development activities.

We have co-developed a bus using a fuel cell as its power source. Our cumulative expenditures on the project, which have been expensed, are approximately $1,100,000. We do not know whether or not it is feasible to produce this product at a reasonable cost and have no intention to commit material assets to the project unless its feasibility is established. At the present time the project is in the testing phase.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 2.3% and 5.3%, respectively of our total net sales to unaffiliated customers in fiscal year 2002.

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

ITEM 2.       PROPERTIES

We own or lease approximately 3,311,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities, together with facilities planned for fiscal 2003, are adequate for our current and foreseeable purposes and that we would be able to obtain replacement for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our facilities as of July 31, 2002.

                                                                                          Approximate
                                                                                           Building
                                                                           No. of            Area
Location                                           Owned or Leased        Buildings       Square Feet
-----------------------------------------------------------------------------------------------------
RV's:
Jackson Center, OH (Airstream)...........................Owned................9...............299,000
Jackson Center, OH (Airstream)(1)........................Leased...............2.................5,000
Middleburg, PA (Thor America)............................Owned................3...............116,000
Hensall, Ontario, Canada (Citair)........................Owned................1................97,000
Oliver, B.C., Canada (Citair)............................Owned................1................55,000
Middlebury, IN (Dutchmen)................................Owned................1................20,000
Goshen, IN (Dutchmen)....................................Owned................6...............261,000
Goshen, IN (Dutchmen)(2).................................Leased...............1................45,000
Syracuse, IN (Fold Down).................................Owned................1................28,000
Syracuse, IN (Aero)......................................Owned................2................86,000
Syracuse, IN (Aero)(3)...................................Leased...............1................49,000
Bristol, IN (Dutchmen)(4)................................Leased...............6...............106,000
Elkhart, IN (Four Winds).................................Owned................6...............363,000
Elkhart, IN (Four Winds)(5)..............................Leased...............1................42,000
Milwaukie, OR (Komfort)(6)...............................Leased...............1................57,000
Clackamas, OR (Komfort)..................................Owned................1...............107,000
Moreno Valley, CA (Thor California)(7)...................Leased...............3...............166,000
Moreno Valley, CA (Thor California)(8)...................Leased...............1................49,000
Goshen, IN (Keystone)(10)................................Leased..............10...............547,000
Elkhart, IN (Keystone)(11)...............................Leased...............1...............132,000
Pendleton, OR (Keystone)(12).............................Leased...............1...............146,000

SMALL AND MID-SIZE BUSES:
Salina, KS (ElDorado Kansas).............................Owned................2...............252,000
Chino, CA (ElDorado California)(9).......................Leased...............3................82,000


Imlay City, Michigan (Champion Bus)......................Owned................5...............201,000
                                                                             ------------------------
TOTAL........................................................................69.............3,311,000
                                                                             ========================


(1) These leased storage facilities are occupied under 1 year lease which expire July 31, 2003, with four one year options to renew.

(2) This location is occupied under a net lease which expires in 2004 with an option to extend for five years.

3) This location is occupied under a net lease which expires in 2005 with an option to extend for three years.

(4) This location is occupied under a net lease which expires in 2005 with an option to extend for five years.

(5) This location is occupied under a net lease which expires in 2003 with an option to extend for two years.

(6) This location is occupied under a net lease which expires in 2005 with an option to extend for five years.

(7) This location is occupied under a net lease which expires in 2008 with an option to extend for five years.

(8) This location is occupied under a net lease which expires October, 1, 2010.

(9) This location is occupied under a net lease which expires in November 2003 with an option to extend for 1 year.

(10) These locations are occupied under net leases, expiring at various periods starting in 2003. Leases have extension and or options to purchase.

(11) This location is occupied under a net lease which expires in July 2003 with an option to extend for two years.

(12) This location is occupied under a net lease which expires in December 2003 with an option to extend for six years.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state "lemon laws," warranty claims and accidents (for which we carry insurance above a specified deductible amount). In addition to these claims, we are a defendant in a lawsuit in Ontario, Canada entitled Overland Coach v. General Coach America, et. al. This suit arises out of an agreement relating to the manufacture of a low floor bus. The plaintiff claims that we illegally utilized the concept of the low floor bus for our own profit and that we breached the contract with it in the manner specified in the complaint. The plaintiff has asked for substantial money damages including punitive damages. We have counter claimed against the plaintiff claiming that we overpaid it in excess of $800,000. The case is in the discovery phase and no trial date has been set. Although there can be no assurances, we are of the opinion that there will be no material cost to us as a result of this lawsuit.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters submitted.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

(a)  MARKET INFORMATION
The Company's Common Stock is traded on the New York Stock Exchange. Set forth below is the range of high and low prices for the common stock for each quarter during the Company's two most recent fiscal years, as quoted in the New York Stock Exchange Monthly Market Statistics and Trading Reports. High and low stock prices were adjusted for the two-for-one stock split in July 2002.

                                       Fiscal 2002           Fiscal 2001
                                       -----------           -----------
                                  -------------------------------------------
                                    High         Low       High        Low
First Quarter...................  $ 17.86    $ 10.74    $  12.28    $  9.78
Second Quarter..................    24.25      16.62       13.19       9.53
Third Quarter...................    31.00      21.04       13.43      10.08
Fourth Quarter..................    36.80      24.60       17.79      11.59

(b)  HOLDERS

As of October 14, 2002, the number of holders of record of the Company's common stock was 193.

(c)  DIVIDENDS

We paid quarterly dividends of $.01 a share during fiscal 2002 and fiscal 2001. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the board of directors may deem relevant.

ITEM 6.       SELECTED FINANCIAL DATA

                                              Fiscal years ended July 31,
                                 -----------------------------------------------------
                                    2002         2001      2000      1999      1998
                                 -----------------------------------------------------
                                            ($000, except per share amounts)

Income statement data:
Net sales ...................    $1,245,300    $821,728  $910,079  $822,072  $731,332
Net income ..................        51,182      26,722    36,119    30,766    19,395
Earnings per common share(1)
   Basic ....................          1.88        1.12      1.49      1.27       .80
   Diluted ..................          1.87        1.11      1.48      1.26       .79
Dividends per common share(1)           .04         .04       .04       .04       .04

Balance sheet data:
Total assets ................    $  497,503    $309,067  $282,131  $245,912  $213,981

(1) Per share amounts were adjusted for the two-for-one stock split in July
2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION RESULTS OF OPERATIONS

Net sales in fiscal 2002 totaled $1,245,299,721 versus $821,728,255 in fiscal 2001. Net income in fiscal 2002 totaled $51,181,673 versus $26,722,273 in 2001.
Basic earnings per share of our common stock in fiscal 2002 were $1.88 compared to $1.12 in fiscal 2001. Our consolidated statements of income for the years ended July 31, 2002, 2001 and 2000 shown as a percentage of net sales are:

                                                Fiscal years ended July 31,
                                              ----------------------------------
                                                2002        2001       2000
                                              ----------------------------------
Net sales ...................................   100.0%     100.0%    100.0%
Cost of products sold .......................    87.4       89.1      87.6
                                              ----------------------------------
Gross profit ................................    12.6       10.9      12.4
Selling, general and administrative expenses.     6.1        6.2       5.9
Loss on divestment of subsidiaries ..........      --         --       (.3)
Loss on impairment of equity security .......     (.2)        --        --
Other income (net) ..........................      .2         .5        .4
                                              ----------------------------------
Income before income taxes ..................     6.6        5.3       6.7
Provision for income taxes ..................     2.5        2.0       2.7
                                              ----------------------------------
Net income ..................................     4.1        3.3       4.0
                                              ----------------------------------

FISCAL 2002 VS. FISCAL 2001

Net sales in fiscal 2002 were $1,245,299,721, a 51.5% increase from $821,728,255 in fiscal 2001. Income before income taxes in fiscal 2002 was $81,827,235 an 89.0% increase from $43,287,016 in fiscal 2001. The increase in income before income taxes of $38,540,219 in fiscal 2002 was primarily caused by increased recreation vehicle revenue of $444,003,459 which resulted in an increase in income before income taxes of approximately $52,224,000. Included in fiscal 2002 are sales of $391,431,389 and income before income taxes of $44,952,817 for Keystone RV acquired on November 9, 2001. Bus revenues were $20,431,993 less in fiscal 2002 than in fiscal 2001. Bus income before income taxes in fiscal 2002 was approximately $5,166,000 less than the same period last year because of reduced revenues and overall lower margins. This was due to continued competitive pressure on pricing of buses and decline in airline traffic after the terrorist attacks of September 11, 2001 which affected the hotel, motel, rental car and other businesses and delayed purchase of buses. State and municipal budget constraints have also affected bus sales. Corporate costs were higher than fiscal 2001 by approximately $8,500,000 due primarily to increased tax related expenses on research and development tax credits and other tax planning of $1,052,000, additional funding of group medical reserves of $1,035,000, increases of approximately $1,390,000 in profit related bonuses, and an impairment loss of $2,119,000 recorded on an equity investment classified as available for sale. In addition, interest income was reduced by $2,286,000.

Recreation vehicle revenues increased in fiscal 2002 by 83.8% to $973,697,307 compared to $529,693,848 in fiscal 2001 and accounted for 78.2% of total company revenues compared to 64.5% in fiscal 2001. Recreation vehicle order backlog of $251,354,000 (includes $160,724,000 for Keystone RV) at July 31, 2002 was up
385.7% compared to the same period last year. Excluding Keystone RV backlog, recreation vehicle backlogs were $90,630,000 at July 31, 2002, up 75.1% compared to the same period last year. This increase is due to the continued strengthening of the marketplace. Bus revenues in fiscal 2002 decreased by 7.0% to $271,602,414 compared to $292,034,407 in fiscal 2001 and accounted for 21.8% of total company revenues compared to 35.5% in fiscal 2001. Bus vehicle order backlog of $99,228,000 at July 31, 2002 was down 42.1% compared to the same period last year. This reduction is a reflection of delayed purchases and funding as a result of September 11, 2001 circumstances and state and municipal budget constraints.

Gross profit as a percentage of sales in fiscal 2002 increased to 12.6% from 10.9% in fiscal 2001 primarily due to increased recreation vehicle sales. Recreation vehicle price increases averaged 2% for fiscal 2002. Price increases for buses were 1% due to soft market conditions and competitive pressures. Selling, general and administrative expenses and amortization of intangibles was $75,751,515 compared to $50,813,028 for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 6.1% in fiscal 2002 compared to 6.2% in fiscal 2001. Amortization of intangibles decreased in fiscal 2002 to $570,176 compared to $1,346,080 in fiscal 2001. This $775,904 reduction is primarily due to expirations of certain non-compete expenses offset by the Keystone non-compete cost of $433,926 for fiscal 2002, and the reduction in goodwill and trademark amortization expenses in fiscal 2002 of $688,050 resulting from the Company's adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". The additional selling, general and administrative costs offsetting the reduction of amortization of intangibles is due primarily to the increased costs associated with the substantial 51.5% increase in revenue. Interest income decreased by $2,334,215 due primarily to lower market rates in fiscal 2002 and the use of cash investments to primarily fund the acquisition of Keystone RV Company on November 9, 2001.

The overall effective income tax rate was 37.5% for fiscal 2002 compared to 38.3% for fiscal 2001 due primarily to research and development tax credits and lower than expected state tax audit assessments.

FISCAL 2001 VS. FISCAL 2000

Net sales in fiscal 2001 were $821,728,255, a 9.7% decrease from $910,079,280 in fiscal 2000. Income before income taxes in fiscal 2001 was $43,287,016, a 28.9% decrease from $60,872,947 in fiscal 2000. The decrease in income before income taxes of $17,585,931 in fiscal 2001 was primarily caused by reduced recreation vehicle revenues of $142,652,071. Bus revenues were $54,301,046 greater in fiscal 2001 than in fiscal 2000, which resulted in an increase in income before income taxes in fiscal 2001 of approximately $1,300,000. There were no losses in divestment of operations for the year ended July 31, 2001, which resulted in an increase in income before income taxes of $2,323,714 compared to the same period last year.

Recreation vehicle revenues decreased in fiscal 2001 by 21.2% to $529,693,848 compared to $672,345,919 in fiscal 2000 and accounted for 64.5% of our total revenues, compared to 73.9% of our total revenues in fiscal 2000. Recreation vehicle order backlog of $51,754,000 at July 31, 2001 was down 17.2% compared to the same period in fiscal 2000 and reflected the continuing softness in the overall recreation vehicle market. Bus revenues in fiscal 2001 increased by 22.8% to $292,034,407 compared to $237,733,361 in fiscal 2000 and accounted for 35.5% of our total revenues in fiscal 2001 compared to 26.1% or our total revenues in fiscal 2000. Bus order backlog of $171,319,000 at July 31, 2001 was 16.3% lower than the same period in fiscal 2000, reflecting increased competition from newer entrants in the industry that were able to deliver buses to customers faster.

Gross profit as a percentage of sales in fiscal 2001 decreased to 10.9% from 12.4% in fiscal 2000 primarily due to the lower volume of recreation vehicle sales. Due to a soft recreation vehicle market and competitive pressures, there were no price increases for our products during fiscal 2001. Selling, general and administration expenses and amortization of intangibles decreased to $50,813,028 in fiscal 2001 from $53,813,328 in fiscal 2000. However, as a percentage of net sales, selling, general and administrative expenses were 6.2% in fiscal 2001 compared to 5.9% in fiscal 2000. The $3,000,300 decrease in selling, general and administrative expenses is primarily due to a reduction of approximately $3,700,000 in income-related compensation which resulted from our reduced profits in fiscal 2001.

Interest income in fiscal 2001 increased by $558,598, primarily due to the amount of investable cash being higher than fiscal 2000 and offsetting the lower market rate. Interest expense increased by $573,826 primarily due to interest paid on increased bus chassis pools.

Our overall effective income tax rate was 38.3% for fiscal 2001 compared to 40.7% for fiscal 2000. The decrease in overall effective income tax rate in fiscal 2001 is primarily due to a tax benefit of $1,047,000 recorded in fiscal 2001. Based on judicial decisions in late fiscal 2001, we recorded a tax benefit of $1,047,000 associated with the stock basis of our west coast motorhome divestiture in fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY

As of July 31, 2002, we had $117,814,513 in cash, cash equivalents and short-term investments, compared to $107,192,871 on July 31, 2001. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalants" or "Investments - short term". The latter are carried on our consolidated balance sheet as "Investments - investments-available-for- sale."

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains or losses on trading securities are included in earnings. Unrealized gains and losses in investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of "Accumulated other comprehensive loss" on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary. (See Footnote A to Consolidated Financial Statements-"Investments")

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

Working capital at July 31, 2002 was $134,318,285 compared to $150,697,245 at July 31, 2001. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 29, 2002. We expect to renew our credit line. There were no borrowings on this line of credit at July 31, 2002. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and required us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $7,484,000 in fiscal 2002 were primarily for the expansion of our Kansas bus operation, an expansion at our Four Winds operation to manufacture diesel motorhomes, expansion at our Keystone RV Company and a roof replacement at our Airstream operation.

The Company anticipates capital expenditures in 2003 of approximately $31,000,000. The major components of this anticipated capital expenditure include additional plant expansion at our Keystone facility of $7,000,000, expansion at our Four Winds facility of $3,000,000, expansion at our Dutchmen facility of $2,400,000, and expansion at our Thor California facility of $2,600,000. The Company also plans to spend $9,000,000 on a new facility and equipment for our Eldorado National California bus operations. The expansion will allow the Company to increase production efficiencies and techniques and produce 40 foot buses. The balance of capital expenditures will be for purchase or replacement of machinery and equipment in the ordinary course of business.

On November 9, 2001, Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of $151,104,000 consisted of cash of $88,824,000 and 4,500,000 shares of Thor common stock valued at $62,280,000, of which 2,744,832 shares are restricted. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal.

CRITICAL ACCOUNTING PRINCIPLES

The consolidated financial statements of Thor are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our critical accounting policies, the following may involve a higher degree of judgments, estimates, and complexity:

Impairment of Long-Lived Assets

Thor at least annually reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including goodwill and other intangible assets, or when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

Insurance Reserves

Generally, we are self-insured for workers' compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a Trust and are estimated using historical claims' experience. We have a self-insured retention for products liability and personal injury matters of $2,500,000 per occurrence with an annual aggregate of $5,000,000. We have established a reserve on our balance sheet for such occurrences based on historical data. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Warranty

Thor provides customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditure over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our principal contractual obligations and commercial commitments at July 31, 2002 are summarized in the following charts.


                                                       PAYMENTS DUE BY PERIOD
  CONTRACTUAL                                          ----------------------
  OBLIGATIONS                TOTAL          FISCAL 2003    FISCAL 2004-2005  FISCAL 2006-2007  AFTER 5 YEARS
  -----------                -----          -----------    ----------------  ----------------  -------------

Long-term debt .......      $         0      $      --        $      --        $      --        $      --

Capital lease
obligations ..........      $         0      $      --        $      --        $      --        $      --

Operating leases .....      $19,190,968      $ 4,782,163      $ 5,762,593      $ 3,632,263      $ 5,013,949

Unconditional purchase
obligations ..........      $         0      $      --        $      --        $      --        $      --

Other long-term
obligations ..........      $         0      $      --        $      --        $      --        $      --
                            -------------------------------------------------------------------------------

Total contractual
cash obligations .....      $19,190,968      $ 4,782,163      $ 5,762,593      $ 3,632,263      $ 5,013,949
                            ===============================================================================

  OTHER                            TOTAL                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
COMMERCIAL                        AMOUNTS        LESS THAN 1    ------------------------------------------
COMMITMENTS                      COMMITTED           YEAR           1-3 YEARS    4-5 YEARS  OVER 5 YEARS
-----------                      ---------           ----           ---------    ---------  ------------
Lines of credit .........      $ 30,000,000      $ 30,000,000           --          --            --
Guarantees ..............      $  3,262,000      $  3,262,000           --          --            --
Standby
repurchase
obligations .............      $201,655,000      $201,655,000           --          --            --
Other
commercial
commitments .............      $          0                --           --          --            --
                               -------------------------------------------------------------------------
Total commercial
commitments .............      $234,917,000      $234,917,000      $     0      $    0         $   0
                               =========================================================================

ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate any near term impact on the financial statements as a result of adopting this statement.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") entitled "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that statement. The Company has adopted SFAS 144 on August 1, 2002 and it did not have any impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

The Company is exposed to market risk from changes in foreign currency related to its operations in Canada. However, because of the size of Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact of the Company's financial position or results of operations. The Company is also exposed to market risks related to interest rates because of its investments in corporate debt securities. A hypothetical 10% change in interest rates would not have a significant impact on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA QUARTERLY FINANCIAL DATA

                                        ---------------------------------------------------------------
                                         OCTOBER 31       JANUARY 31        APRIL 30         JULY 31
                                        ---------------------------------------------------------------
                                                       ($000, except per share amounts)
2002
Net sales(3) .........................  $   208,460      $   267,695      $   367,735      $   401,410
Gross Profit(3) ......................  $    22,203           29,257           47,150           58,794
Net income(1) ........................        6,693            7,678           16,595           20,216
Earnings per common share(2)
   Basic .............................          .29              .29              .59              .71
   Diluted ...........................          .29              .29              .58              .71
Dividends paid per common share(2) ...          .01              .01              .01              .01
MARKET PRICES PER COMMON SHARE(2)
   High ..............................  $     17.86      $     24.25      $     31.00      $     36.80
   Low ...............................  $     10.74      $     16.62      $     21.04      $     24.60
                                        ==============================================================
2001
Net sales(3) .........................  $   208,299      $   171,819      $   219,510      $   222,100
Gross profit(3) ......................       25,039           15,786           23,633           25,350
Net income(1) ........................        8,391            3,164            6,731            8,436
Earnings per common share(2)
   Basic .............................          .34              .13              .29              .36
   Diluted ...........................          .34              .13              .29              .35
Dividends paid per common share(2) ...          .01              .01              .01              .01
MARKET PRICES PER COMMON SHARE(2):
   High ..............................  $     12.28      $     13.19      $     13.43      $     17.79
   Low ...............................  $      9.78      $      9.53      $     10.08      $     11.59
                                        ==============================================================

(1) Net income in the fourth quarter was decreased by $1,212,304 in fiscal 2002 for an equity investment impairment charge, net of tax benefit and increased by $1,047,000 in fiscal 2001 for recording the tax benefit associated with the stock basis of a 1998 divestiture.

(2) Per share amounts and market prices per common share were adjusted for the two-for-one stock split in July of 2002.

(3) To comply with EITF 01-09, quarterly amounts for fiscal 2002 and 2001 have been restated from the amounts previously reported in our Quarterly Report on Form 10-Q to reflect the reclassification of dealer incentives which were previously recorded in selling, general and administrative expenses, as a reduction of net sales.


                                         1st Qtr 2002       2nd Qtr 2002       3rd Qtr 2002
                                         ------------       ------------       ------------
Net sales - previously reported          $  209,794         $  269,216         $  369,755
Net sales - as reported                  $  208,460         $  267,695         $  367,735
Gross profit - previously reported       $   23,537         $   30,779         $   49,169
Gross profit - as reported               $   22,203         $   29,257         $   47,150


                                         1st Qtr 2001       2nd Qtr 2001       3rd Qtr 2001       4th Qtr 2001
                                         ------------       ------------       ------------       ------------
Net sales - previously reported          $  209,821         $  173,181         $  221,029         $  222,900
Net sales - as reported                  $  208,299         $  171,819         $  219,510         $  222,100
Gross profit - previously reported       $   26,611         $   17,200         $   25,202         $   26,310
Gross profit - as reported               $   25,039         $   15,786         $   23,633         $   25,350

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Registrant is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the definitive Proxy Statement, dated on or about October 31, 2002, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION; DIRECTOR COMPENSATION; RESTRICTED STOCK PLAN; SELECT EXECUTIVE INCENTIVE PLAN; PERFORMANCE GRAPH; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; and COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the definitive Proxy Statement, dated on or about October 31, 2002, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the CAPTION SECURITY OWNERSHIP OF MANAGEMENT AND OWNERSHIP OF COMMON STOCK FOR PRINCIPAL SHAREHOLDERS, in the definitive Proxy Statement, dated on or about October 31, 2002, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 31, 2002, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

                                   PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS                                                  PAGE

       Independent Auditors' Report ........................................    23

       Consolidated Balance Sheets, July 31, 2002 and 2001 ................. 24-25

       Consolidated Statements of Income for the Years Ended
         July 31, 2002, 2001 and 2000 ......................................    26

       Consolidated Statements of Stockholders' Equity for the
         Years Ended July 31, 2002, 2001 and 2000 ..........................    27

       Consolidated Statements of Cash Flows for the Years Ended
         July 31, 2002, 2001 and 2000 ......................................    28

       Notes to Consolidated Financial Statements for the Years Ended
         July 31, 2002, 2001 and 2000 ...................................... 29-37

(a)(2) FINANCIAL STATEMENT SCHEDULE AS OF JULY 31, 2002 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED JULY 31:

       Schedule II--Valuation and Qualifying Accounts ......................    38


       All other schedules have been omitted as not required or not applicable under the instructions.

(a)(3) EXHIBITS

EXHIBIT       DESCRIPTION
-------       -----------

  3(a) Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001)(*)

  3(b) Registrant's By-laws. (incorporated by reference to Exhibit 3(b) of the Company's Registration statement No. 33-13827)(*)

  4(a)        Form of Common Stock Certificate. (incorporated by reference to
              Exhibit 4(a) of the Company's Annual Report on form 10-K for the fiscal year ended July 31, 1987)(*)

10. MATERIAL CONTRACTS

  10(a) Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated November 5, 1999)(*)

  10(b) Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated December 3, 1997.)(*)

  10(c) Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the company's Annual Report on form 10-K for the fiscal year ended July 31,
              2000)(*)

  21          Subsidiaries of the Registrant(**)

(*)           Incorporated by reference

(**)          Filed herewith

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. THOR INDUSTRIES, INC.

(Signed)/S/  Wade F.B. Thompson
        ---------------------------
Wade F. B. Thompson
Chairman, President, and  Chief Executive Officer


Date    10 / 24 / 02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)/S/ Peter B. Orthwein            (Signed)/S/ Walter L. Bennett
        ---------------------------              -------------------------------
Peter B. Orthwein                              Walter L. Bennett
Vice Chairman, Treasurer                       Chief Financial Officer
(Director)                                     (Principal Financial Officer
                                               & Principal Accounting Officer)

Date  10 / 24 / 02                       Date  10 / 24 / 02
      ---------------------------              ---------------------------------


(Signed)/S/ Wade F.B. Thompson           (Signed)/S/ Alan Siegel
        ---------------------------              -------------------------------
Wade F. B. Thompson                            Alan Siegel
Chairman, President, and Chief Executive       Director
Officer (Principal Executive Officer
and Director)

Date  10 / 24 / 02                       Date  10 / 24 / 02
      ---------------------------              ---------------------------------


(Signed)/S/ William C. Tomson            (Signed)/S/ Neil D. Chrisman
        ---------------------------              -------------------------------
William C. Tomson                              Neil D. Chrisman
Director                                       Director


Date  10 / 24 / 02                       Date  10 / 24 / 02
      ---------------------------              ---------------------------------


                                         (Signed)/S/ Jan H. Suwinski
                                                 -------------------------------
                                                 Jan H. Suwinski
                                                 Director

                                         Date 10 / 24 / 02
                                              ----------------------------------

                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS

I, Wade F. B. Thompson, certify that:

1.   I have reviewed this annual report on Form 10-K of Thor Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 24, 2002

                               /S/ WADE F. B. THOMPSON
                               -------------------------------------------------
                               Wade F. B. Thompson
                               Chairman, President and Chief Executive Officer







I, Walter L. Bennett, certify that:

1.   I have reviewed this annual report on Form 10-K of Thor Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 24, 2002

                               /S/ WALTER L. BENNETT
                               -------------------------------------------------
                               Walter L. Bennett
                               Chief Financial Officer

                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

In connection with this annual report on Form 10-K of Thor Industries, Inc. for the period ended July 31, 2002, I, Wade F. B. Thompson, Chairman, President and Chief Executive Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the period ended July 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the period ended July 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.

Date: October 24, 2002



                               /S/ WADE F. B. THOMPSON
                               -------------------------------------------------
                               Wade F. B. Thompson
                               Chairman, President and Chief Executive Officer (principal executive officer)





In connection with this annual report on Form 10-K of Thor Industries, Inc. for the period ended July 31, 2002, I, Walter L. Bennett, Chief Financial Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the period ended July 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the period ended July 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.

Date: October 24, 2002



                                /S/ WALTER L. BENNETT
                               -------------------------------------------------
                                Walter L. Bennett
                                Chief Financial Officer
                                (principal financial and accounting officer)

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THOR INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the "Company") as of July 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the index of item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio
September 27, 2002

CONSOLIDATED BALANCE SHEETS, JULY 31, 2002 AND 2001

                                                      ---------------------------------
                                                          2002                 2001
                                                      ---------------------------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents ......................      $ 113,192,639       $  60,058,777
Investments-short term (Note A) ................          4,621,874          47,134,094
Accounts receivable:
   Trade, less allowance for doubtful accounts--
   $245,964 in 2002 and $68,210 in 2001 ........         72,816,320          46,174,662
   Other .......................................          2,445,578           1,341,033
Inventories (Note D) ...........................         94,665,354          80,286,637
Deferred income taxes and other (Note F) .......          3,496,589           2,970,082
                                                      ---------------------------------
TOTAL CURRENT ASSETS ...........................        291,238,354         237,965,285
                                                      ---------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land ...........................................          9,848,968           8,182,431
Buildings and improvements .....................         37,249,824          35,936,200
Machinery and equipment ........................         25,625,071          20,049,176
Total cost .....................................         72,723,863          64,167,807
Less accumulated depreciation ..................        (20,882,575)        (17,232,199)
                                                      ---------------------------------
NET PROPERTY, PLANT AND EQUIPMENT ..............         51,841,288          46,935,608
                                                      ---------------------------------
INVESTMENTS:
Joint ventures (Note L) ........................          2,137,946           2,192,453
Investments available-for-sale (Note A) ........          3,920,746           5,406,286
                                                      ---------------------------------
TOTAL INVESTMENTS ..............................          6,058,692           7,598,739
                                                      ---------------------------------
OTHER ASSETS:
Goodwill (Note C) ..............................        130,554,872          10,378,420
Noncompete agreements (Note C) .................          4,454,408             524,584
Trademarks (Note C) ............................          8,669,642           1,669,642
Other (Note F) .................................          4,685,877           3,994,601
                                                      ---------------------------------
TOTAL OTHER ASSETS .............................        148,364,799          16,567,247
                                                      ---------------------------------
TOTAL ..........................................      $ 497,503,133       $ 309,066,879
                                                      =================================


                 See notes to consolidated financial statements.


                                                                       --------------------------------
                                                                            2002                 2001
                                                                       --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 Accounts payable ..............................................       $ 89,397,885       $  57,290,788

 Accrued liabilities:

   Compensation and related items ..............................         20,463,363          11,630,556

   Product warranties ..........................................         25,374,825          12,541,890

   Taxes .......................................................         13,793,041             496,333

   Other .......................................................          7,890,955           5,308,473
                                                                       --------------------------------
TOTAL CURRENT LIABILITIES ......................................        156,920,069          87,268,040
                                                                       --------------------------------
Deferred income taxes and other liabilities (Note F) ...........          5,964,143           1,852,432
                                                                       --------------------------------
Contingent liabilities (Note I) ................................                 --                  --

STOCKHOLDERS' EQUITY (NOTE J):

Preferred stock--authorized 1,000,000 shares; none outstanding.                  --                  --

Common stock--par value of $.10 a share;
 authorized, 40,000,000 shares;
 issued 32,299,838 shares in 2002 and 27,635,694 shares in 2001,          3,229,984           2,763,570

Additional paid-in capital .....................................         89,941,287          25,876,538

Retained earnings ..............................................        273,033,292         222,942,676

Restricted stock plan ..........................................           (531,062)           (352,402)

Accumulated other comprehensive loss ...........................         (1,455,914)         (1,685,309)
                                                                       --------------------------------
Sub total ......................................................        364,217,587         249,545,073

Less treasury shares of 3,816,874 in 2002 and 2001, at cost ....        (29,598,666)        (29,598,666)
                                                                       --------------------------------
TOTAL STOCKHOLDERS' EQUITY .....................................        334,618,921         219,946,407
                                                                       --------------------------------
TOTAL ..........................................................       $497,503,133       $ 309,066,879
                                                                       ================================




                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JULY 31, 2002, 2001 AND
-----------------------------------------------------------------------------
2000
----

                                                  -----------------------------------------------------------
                                                        2002                   2001                   2000
                                                  -----------------------------------------------------------
Net sales .....................................   $ 1,245,299,721       $   821,728,255       $   910,079,280
Cost of products sold .........................     1,087,895,902           731,919,764           796,813,836
Gross profit ..................................       157,403,819            89,808,491           113,265,444
Selling, general and administrative expenses ..        75,181,339            49,466,948            52,025,383
Amortization of intangibles ...................           570,176             1,346,080             1,787,945
Impairment of equity securities (Note A) ......        (2,119,111)                   --                    --
Loss on divestment of subsidiary (Note M) .....                --                    --            (2,323,714)
Interest income ...............................         1,541,867             3,876,082             3,317,484
Interest expense ..............................          (325,378)             (771,122)             (197,296)
Other income ..................................         1,077,553             1,186,593               624,357
                                                  -----------------------------------------------------------
INCOME BEFORE INCOME TAXES ....................        81,827,235            43,287,016            60,872,947
Income taxes (Note F) .........................        30,645,562            16,564,743            24,753,539
                                                  -----------------------------------------------------------
NET INCOME ....................................   $    51,181,673       $    26,722,273       $    36,119,408
                                                  ===========================================================
EARNINGS PER COMMON SHARE (NOTE A)
Basic .........................................   $          1.88       $          1.12       $          1.49
Diluted .......................................   $          1.87       $          1.11       $          1.48


                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 31,
----------------------------------------------------------------------------
2002, 2001 AND 2000
-------------------

                                        TREASURY STOCK                  COMMON STOCK            ADDITIONAL      RESTRICTED
                            ---------------------------------------------------------------        PAID-IN           STOCK
                                   SHARES          AMOUNT           SHARES          AMOUNT         CAPITAL            PLAN
                            -----------------------------------------------------------------------------------------------
AUGUST 1, 1999 ..........       3,133,274   $ (22,286,749)      27,430,294   $   2,743,030   $  24,312,865   $    (216,168)
Net income ..............              --              --               --              --              --              --
Shares purchased ........         384,800      (4,305,881)              --              --              --              --
Stock option activity ...              --              --           45,000           4,500         317,925              --
Restricted stock activity              --              --           12,700           1,270         163,830        (165,100)
Cash dividends - $.04
 per common share .......              --              --               --              --              --              --
Unrealized depreciation
 on investments .........              --              --               --              --              --              --
Foreign currency
 translation adjustment .              --              --               --              --              --              --
Compensation expense ....              --              --               --              --              --          83,963
                            -----------------------------------------------------------------------------------------------
JULY 31, 2000 ...........       3,518,074     (26,592,630)      27,487,994       2,748,800      24,794,620        (297,305)

Net income ..............                              --               --              --              --              --
Shares purchased ........         298,800      (3,006,036)
Stock option activity ...              --              --          135,000          13,500         953,775              --
Restricted stock activity              --              --           12,700           1,270         128,143        (129,413)
Cash dividends - $.04
 per common share .......              --              --               --              --              --              --
Unrealized appreciation
 on investments .........              --              --               --              --              --              --
Foreign currency
 translation adjustment .              --              --               --              --              --              --
Compensation expense ....              --              --               --              --              --          74,316
                            -----------------------------------------------------------------------------------------------
JULY 31, 2001 ...........       3,816,874     (29,598,666)      27,635,694       2,763,570      25,876,538        (352,402)

Net income ..............              --              --               --              --              --              --
Shares purchased ........              --              --               --              --              --              --
Stock option activity ...              --              --          144,644          14,464       1,213,680              --
Restricted stock activity              --              --           19,500           1,950         344,249        (346,199)
Shares issued ...........              --              --        4,500,000         450,000      62,506,820              --
Cash dividends - $.04
 per common share .......              --              --               --              --              --              --
Unrealized appreciation
 on investments .........              --              --               --              --              --              --
Foreign currency
 translation adjustment .              --              --               --              --              --              --
Compensation expense ....              --              --               --              --              --         167,539
                            -----------------------------------------------------------------------------------------------
JULY 31, 2002 ...........       3,816,874   $ (29,598,666)      32,299,838   $   3,229,984   $  89,941,287   $    (531,062)
                            ===============================================================================================


                              ACCUMULATED                           COMPRE-
                            OTHER COMPRE-         RETAINED          HENSIVE
                             HENSIVE LOSS         EARNINGS           INCOME
                            -----------------------------------------------
AUGUST 1, 1999 ..........   $  (1,198,511)   $ 162,018,698
Net income ..............              --       36,119,408    $  36,119,408
Shares purchased ........              --               --               --
Stock option activity ...              --               --               --
Restricted stock activity              --               --               --
Cash dividends - $.04
 per common share .......              --         (966,603)              --
Unrealized depreciation
 on investments .........      (1,504,298)              --       (1,504,298)
Foreign currency
 translation adjustment .          82,097               --           82,097
Compensation expense ....              --               --               --
                            -----------------------------------------------
JULY 31, 2000 ...........      (2,620,712)     197,171,503    $  34,697,207
                                                              =============

Net income ..............              --       26,722,273    $  26,722,273
Shares purchased ........
Stock option activity ...              --               --               --
Restricted stock activity              --               --               --
Cash dividends - $.04
 per common share .......              --         (951,100)              --
Unrealized appreciation
 on investments .........       1,049,017               --        1,049,017
Foreign currency
 translation adjustment .        (113,614)              --         (113,614)
Compensation expense ....              --               --               --
                            -----------------------------------------------
JULY 31, 2001 ...........      (1,685,309)     222,942,676    $  27,657,676
                                                              =============

Net income ..............              --       51,181,673    $  51,181,673
Shares purchased ........              --               --               --
Stock option activity ...              --               --               --
Restricted stock activity              --               --               --
Shares issued ...........              --               --               --
Cash dividends - $.04
 per common share .......              --       (1,091,057)              --
Unrealized appreciation
 on investments .........         455,281               --          455,281
Foreign currency
 translation adjustment .        (225,886)              --         (225,886)
Compensation expense ....              --               --               --
                            -----------------------------------------------
JULY 31, 2002 ...........   $  (1,455,914)   $ 273,033,292    $  51,411,068
                            ===============================================


                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2002, 2001
-----------------------------------------------------------------------------
AND 2000
--------

                                                       -----------------------------------------------
                                                             2002             2001             2000
                                                       -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME .........................................   $  51,181,673    $  26,722,273    $  36,119,408
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation ...................................       4,655,184        3,595,547        2,888,601
    Amortization of intangibles ....................         570,176        1,346,080        1,787,945
    Deferred income taxes ..........................       4,219,343        3,582,045         (318,357)
    Impairment of equity securities ................       2,119,111               --               --
    Net loss on divestment of subsidiaries .........              --               --        2,323,714
    Purchase of trading investments ................      (8,273,407)     (58,377,034)     (29,753,354)
    Proceeds from sale of trading investments ......      50,027,883       30,371,983       11,423,052
    Gain on sale of investments available-for-sale .         (29,322)        (189,255)        (621,464)
    Gain on sale of trading investments ............        (407,012)        (180,000)              --
    Unrealized (gain) loss on trading investments ..       1,164,756         (640,849)          22,108
CHANGES IN ASSETS AND LIABILITIES,
NET OF EFFECTS FROM ACQUISITIONS AND DIVESTMENTS:
Accounts receivable ................................      (2,914,958)       4,675,817        1,891,573
Inventories ........................................       4,570,827        9,258,576      (16,694,934)
Deferred taxes and other ...........................         (48,238)      (1,033,861)         240,226
Accounts payable ...................................      10,149,604        7,466,512        1,534,180
Accrued liabilities ................................      16,260,239       (6,576,508)       3,490,328
Other ..............................................         626,301        1,002,107          297,363
                                                       -----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........     133,872,160       21,023,433       14,630,389
                                                       -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment .........      (7,483,710)     (17,197,774)     (13,908,163)
Disposals of property, plant and equipment .........       1,532,177           46,310          114,343
Purchase of available-for-sale investments .........              --         (642,691)     (11,535,508)
Proceeds from sale of available-for-sale investments          96,228          277,723        6,356,517
Acquisition of Keystone - net of cash acquired .....     (74,794,195)              --               --
                                                       -----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES ..............     (80,649,500)     (17,516,432)     (18,972,811)
                                                       -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends .....................................      (1,091,057)        (951,100)        (966,603)
Purchase of treasury shares ........................              --       (3,006,036)      (4,305,881)
Proceeds from issuance of common stock .............       1,228,145          967,275          322,425
                                                       -----------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          137,088       (2,989,861)      (4,950,059)
                                                       -----------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............        (225,886)        (113,614)          82,097
                                                       -----------------------------------------------
Net increase (decrease) in cash and cash equivalents      53,133,862          403,526       (9,210,384)
Cash and cash equivalents, beginning of year .......      60,058,777       59,655,251       68,865,635
                                                       -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR .............   $ 113,192,639    $  60,058,777    $  59,655,251
                                                       ===============================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid ..................................   $  17,787,259    $  17,594,918    $  20,404,124
Interest paid ......................................         325,378          771,122          197,296
NON-CASH TRANSACTIONS:
Issuance of restricted stock .......................   $     346,199    $     129,413    $     165,100


                 See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the "Company"). All inter-company balances and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $72,256,358 are held by a major financial institution. The remaining $45,558,155 is held at various banks.

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

At July 31, 2002, the Company held equity securities with a fair value and cost basis of $3,920,746 after recognized impairment. The Company recorded an impairment charge of $2,119,111 in the fourth quarter of 2002, with an associated tax benefit of $906,807 relating to its investment in an equity investment as it was determined that the decline in market value of the investment which is classified as a noncurrent investment "available-for-sale" equity security, was deemed to be other than temporary. For 2002, the impairment charge is included in the consolidated statement of income caption "Impairment of Equity Securities". As of September 27, 2002, the market value of the investment in equity securities has declined approximately $1,349,000 from July 31, 2002. These securities are classified as available-for-sale and are included in other investments. Available-for-sale securities were sold and a realized gain of $29,322 in fiscal 2002, $189,255 in fiscal 2001 and $621,464 in fiscal 2000 was recognized in other income.

The Company holds certain corporate debt securities that are classified as trading securities and reported as Investments - short term. Included in other income are net realized gains on trading securities of $407,013 in fiscal 2002 and $180,000 in fiscal 2001 and net realized losses on trading securities of $12,620 in fiscal 2000.

INVENTORIES - Inventories are stated at the lower of cost or market, determined principally by the last-in, first-out (LIFO) basis.

DEPRECIATION - Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

       Buildings and improvements - 10 to 39 years
       Machinery and equipment - 3 to 10 years

OTHER ASSETS - Other assets consist of goodwill, trademarks, and non-compete agreements. Non-compete agreements are amortized using the straight-line method over 5 to 10 years. Effective August 1, 2001 goodwill and trademarks are no longer amortized. Trademarks are not amortized because they have indefinite useful lives.

LONG-LIVED ASSETS - Long-lived assets, identifiable intangibles and goodwill related to those assets to be held and used are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

PRODUCT WARRANTIES - Estimated warranty costs are provided at the time of sale of the warranted products. During fiscal 2001, the Company formed a wholly owned captive insurance company that provides coverage for product warranties.

REVENUE RECOGNITION - Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors, or contract buyers in accordance with shipping terms, which are FOB shipping point.

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

FOREIGN CURRENCY - Assets and liabilities of the Company's Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Translation adjustments have been included in accumulated other comprehensive income (loss). Transaction gains and losses are not significant.

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

                                                                2002         2001         2000
Weighted average shares outstanding for
 basic earnings per share .................................. 27,162,358   23,807,600   24,212,398
Stock options ..............................................    180,611      117,508       88,026
Weighted average shares outstanding assuming dilution ...... 27,342,969   23,925,108   24,300,424

ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate any near term impact on the financial statements as a result of adopting this statement.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") entitled "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that statement. The Company has adopted SFAS 144 on August 1, 2002 and it did not have any impact on the Company's financial statements.

RECLASSIFICATION - Certain reclassifications have been made in fiscal 2001 and fiscal 2000 consolidated financial statements to conform to the presentation used in fiscal 2002, including reclassifications to comply with FASB's Emerging Issues Task Force 01-09 "Accounting for Consideration Given by a Vendor to a Customer". Dealer incentives which were previously recorded in selling, general and administrative expenses were reclassified as a reduction of net sales.

B.  ACQUISITION
--------------------------------------------------------------------------------
On November 9, 2001, Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of $151,104,000 consisted of cash of $88,824,000 and 4,500,000 shares of Thor common stock valued at $62,280,000, of which 2,744,832 shares are restricted. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
                                                              ============

The purchase price allocation includes $4,500,000 of non-compete agreements, which will be amortized over seven to ten years, $120,026,403 of goodwill and $7,000,000 for trademarks that are not subject to amortization. The non-compete agreements, goodwill and trademarks are not deductible for tax purposes. The primary reasons for the acquisition include Keystone's future earnings potential, its fit with our existing operations, its market share, and its cash flow. The results of operations for Keystone are included in Thor's operating results beginning November 10, 2001. The Keystone goodwill and its results are included in the recreation vehicle reporting segment.

       Pro Forma Information (unaudited) - Pro Forma results of operations, as if the acquisition occurred as of the beginning of the periods is presented below. These proforma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

                                              YEAR ENDED            YEAR ENDED
                                            JULY 31, 2002         JULY 31, 2001
                                            -----------------------------------

         Net Sales                          $1,379,923,633       $1,169,249,025
         Net Income                         $   60,919,429       $   38,454,159
         Earnings per common share
                Basic                       $         2.14       $         1.36
                Diluted                     $         2.13       $         1.35

C.  GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------
On August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. In the second quarter of fiscal year 2002, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, our impairment testing will be performed during the fourth quarter.

The components of other intangibles are as follows:

                                               JULY 31, 2002               JULY 31, 2001
                                      ----------------------------------------------------------
                                                     ACCUMULATED                    ACCUMULATED
                                          COST      AMORTIZATION      COST        AMORTIZATION
                                      ----------------------------------------------------------
      Amortized Intangible Assets:
          Non-compete agreements      $14,073,367    $9,618,959    $9,573,367     $9,048,783

Aggregate amortization expense for non-compete agreements for the years ended, July 31, 2002, 2001 and 2000 were $570,176, $658,030, and $ 1,102,395 respectively. Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2003          $714,818
For the year ending July 2004          $714,818
For the year ending July 2005          $671,485
For the year ending July 2006          $584,818
For the year ending July 2007          $584,818

The changes in the carrying amount of goodwill and trademarks for the year ended July 31, 2002 are as follows:

                                       GOODWILL              TRADEMARKS
                                     ----------------------------------
Balance as of July 31, 2001          $ 10,378,420          $  1,669,642
Arising from acquisitions             120,176,452             7,000,000
                                     ----------------------------------
Balance as of July 31, 2002          $130,554,872          $  8,669,642
                                     ==================================

As of July 31, 2002 goodwill and trademarks for the recreation vehicles segment totaled $130,259,372 and $8,441,674, respectively. The remainder related to the bus segment.

The table below shows the effect on net income had SFAS No. 142 been adopted in prior years.

                                     YEAR ENDED              YEAR ENDED              YEAR ENDED
                                    -------------------------------------------------------------
                                    JULY 31, 2002           JULY 31, 2001           JULY 31, 2000
                                    -------------------------------------------------------------
Net income                          $51,181,673              $26,722,273              $36,119,408
Goodwill amortization                        --                  512,711                  510,211
Trademark amortization                       --                  175,339                  175,339
                                    -------------------------------------------------------------
Adjusted net income                 $51,181,673              $27,410,323              $36,804,958
                                    =============================================================

                                       BASIC  DILUTED   BASIC   DILUTED   BASIC   DILUTED
                                      --------------------------------------------------
Earnings per common share             $1.88    $1.87    $1.12    $1.11    $1.49    $1.48
Effect of accounting change               -        -      .03      .03      .03      .03
                                      --------------------------------------------------
Adjusted earnings per common share    $1.88    $1.87    $1.15    $1.14    $1.52    $1.51
                                      ==================================================


D.  INVENTORIES
--------------------------------------------------------------------------------
Major classifications of inventories are:

                                                         AS OF JULY 31,
                                                 ----------------------------
                                                      2002            2001
                                                 ----------------------------
Finished products ............................   $ 10,582,408    $  8,801,723
Work in process ..............................     21,305,448      23,879,366
Raw materials ................................     47,286,949      33,974,281
Chassis ......................................     21,252,774      19,021,209
                                                 ----------------------------
Subtotal .....................................    100,427,579      85,676,579
Less excess of FIFO costs over LIFO costs ....      5,762,225       5,389,942
Total inventories ............................   $ 94,665,354    $ 80,286,637
                                                 ============================

E.  LINE OF CREDIT
--------------------------------------------------------------------------------
The Company has a $30,000,000 unsecured revolving line of credit which bears interest below the prime rate (2.6% at July 31, 2002) and expires on November 29, 2002. There was no outstanding balance at July 31, 2002 and July 31, 2001. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.

F.  INCOME TAXES
------------------------------------------------------------------------
                                     YEARS ENDED JULY 31,
                      ------------------------------------------------
                            2002             2001             2000
                      ------------------------------------------------
INCOME TAXES:
 Federal .........    $ 20,996,098      $  8,838,522      $ 19,160,948
 State and local .       5,571,289         3,329,770         4,635,513
 Foreign .........         917,638           814,406         1,275,435
                      ------------------------------------------------
 Total current ...      27,485,025        12,982,698        25,071,896
 Total deferred ..       3,160,537         3,582,045          (318,357)
                      ------------------------------------------------
 Income taxes ....    $ 30,645,562      $ 16,564,743      $ 24,753,539
                      ------------------------------------------------


                                                                  JULY 31,          JULY 31,
                                                                    2002              2001
                                                                ------------------------------
A SUMMARY OF DEFERRED INCOME TAXES IS:
CURRENT DEFERRED TAX ASSET (LIABILITY):

Inventory basis .........................................       $  (894,707)      $  (653,404)
Employee benefits .......................................           706,308           289,628
Self-insurance ..........................................         1,438,639           571,401
Product warranties ......................................          (558,638)        1,064,312
Divestment of subsidiary ................................                --            66,500
Other ...................................................           365,439          (773,815)
                                                                ------------------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN DEFERRED INCOME TAXES AND OTHER .............         1,057,041           564,622
                                                                ------------------------------
LONG-TERM DEFERRED TAX ASSET (LIABILITY):
Property basis ..........................................          (971,106)         (628,947)
Investments .............................................           906,807           245,152
Deferred compensation ...................................           960,097           528,709
Trademarks and non-compete - Keystone ...................        (4,749,559)               --
Other ...................................................          (174,656)         (520,375)
                                                               ------------------------------
TOTAL LONG-TERM DEFERRED TAX LIABILITY
INCLUDED IN DEFERRED INCOME TAXES AND OTHER LIABILITIES ..       (4,028,417)         (375,461)
                                                               ------------------------------
NET DEFERRED TAX ASSET (LIABILITY) ......................       $(2,971,376)      $   189,161
                                                               ==============================


The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                              --------------------------------------------------
                                                                   2002               2001               2000
                                                              --------------------------------------------------
Provision at statutory rates ..............................   $ 28,639,532       $ 15,150,456       $ 21,305,531
State and local income taxes, net of federal tax benefit ..      3,621,338          2,164,351          3,013,083
Amortization of intangibles ...............................             --            220,966            220,966
Extraterritorial Income/FSC Benefit .......................       (281,750)          (245,000)          (200,000)
Divestment of subsidiary (Note M) .........................             --         (1,047,000)                --
Credits and incentives ....................................       (958,839)                --                 --
Other .....................................................       (374,719)           320,970            413,959
                                                              --------------------------------------------------
Income taxes ..............................................   $ 30,645,562       $ 16,564,743       $ 24,753,539
                                                              ==================================================

Income before income taxes includes foreign income of $2,293,791 in fiscal 2002, $1,986,357 in fiscal 2001 and $3,110,847 in fiscal 2000.

G.  LEASES
--------------------------------------------------------------------------------
The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $19,190,968, which includes the following amount due in each of the next five fiscal years ending July 31: $4,782,163 in fiscal 2003; $3,224,319 in fiscal 2004; $2,538,274 in fiscal 2005; $1,924,102 in fiscal 2006; $1,708,161 in fiscal 2007 and $5,013,949 thereafter. Rent expense was $4,480,446 in fiscal 2002, $2,338,299 in fiscal 2001, and $2,250,404 in fiscal 2000.

H.  EMPLOYER BENEFIT PLANS
--------------------------------------------------------------------------------
Substantially all non-highly compensated employees can participate in a 401(k) plan. Company contributions are at the discretion of the Company's board of directors, except that Company contributions for union employees are based on hours worked. Total expense for the plans was $556,044 in fiscal 2002, $462,209 in fiscal 2001 and $212,153 in fiscal 2000.

During fiscal 2001, the Company established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for as trading securities and the obligation to the participants is reported as a liability. The Company does not make contributions to the plan. The balance of investments held in this plan was $1,307,879 at July 31, 2002 and $856,842 at July 31, 2001.

I.  CONTINGENT LIABILITIES AND COMMITMENTS
--------------------------------------------------------------------------------
It is customary practice for companies in the recreation vehicle industry to enter into agreements with financing institutions to provide financing to their dealers. Generally, these repurchase agreements provide for the repurchase of products from the financing institution in the event of a dealer's default. Although the total contingent repurchase liability approximated $201,655,000 at July 31, 2002, the risk of loss under these agreements is spread over numerous dealers and is further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the accompanying consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company's consolidated financial position or results of operations. During fiscal 2002, the Company incurred losses due to repurchase of approximately $751,000 compared to $468,000 in fiscal 2001. In addition to the repurchase liability the Company had additional guarantees of $3,262,000 at July 31, 2002.

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis and records the inventory. At July 31, 2002, chassis on hand accounted for as consigned, unrecorded inventory was approximately $16,786,000. The Company is involved in various litigation generally incidental to normal operations. In addition to these claims, we are a defendant in a lawsuit in Ontario, Canada entitled Overland Coach v. General Coach America, et. al. This suit arises out of an agreement relating to the manufacture of a low floor bus. The plaintiff claims that we illegally utilized the concept of the low floor bus for our own profit and that we breached the contract with it in the manner specified in the complaint. The plaintiff has asked for substantial money damages including punitive damages. We have counter claimed against the plaintiff claiming that we overpaid it in excess of $800,000. The case is in the discovery phase and no trial date has been set. In management's opinion, the resolution of pending litigation is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

J.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
In the fourth quarter of 2002, the Company declared a two-for-one common stock split that was distributed to shareholders of record as of June 19, 2002. All share and per share amounts have been retroactively adjusted for the effect of the common stock split.

The Company's officers and key employees have been granted stock options under the Company's 1988 Incentive Stock Option Plan and all outstanding shares are fully vested. Additionally, on September 16, 1999 the Company's Board of Directors approved the 1999 Stock Option Plan. 1,000,000 shares were authorized under the 1999 Plan. Options expire 10 years from the date of grant and are vested evenly over 3 years from the date of grant.

A summary of option transactions under the Incentive Stock Option Plans is as follows:

                                              2002                      2001                     2000
                                      -------------------------------------------------------------------------------
                                                   Weighted-                    Weighted-                Weighted-
                                                    Average                      Average                  Average
                                        Shares   Exercise Price  Shares      Exercise Price  Shares    Exercise Price
                                      -------------------------------------------------------------------------------
Outstanding at beginning of year ..    386,000       $   9.37     221,000       $   7.17     266,000       $   7.17
Exercised .........................   (144,644)          8.49    (135,000)          7.17     (45,000)          7.17
Canceled ..........................     (6,000)            --          --             --          --             --
Granted ...........................    187,000          25.72     300,000          10.00          --             --
                                      -------------------------------------------------------------------------------
Outstanding at end of year ........    422,356       $  16.90     386,000       $   9.37     221,000       $   7.17
                                      ===============================================================================
Exercisable at year-end ...........     39,346       $   9.35      86,000       $   7.17     221,000       $   7.17
                                      -------------------------------------------------------------------------------
Weighted average fair value of
options granted ...................         --       $  10.20          --       $   4.19          --             --
                                      -------------------------------------------------------------------------------

The Company applies Accounting Practices Board Opinion No. 25 and related interpretations in accounting for the 1988 and 1999 Stock Option Plans. Accordingly, no compensation cost has been recognized for this plan.

The following summarizes information about stock options outstanding at July 31, 2002, under the 1988 and 1999 Incentive Stock Option Plans. No shares are available for grant under the 1988 Plan. 519,000 shares are available for grant under the 1999 Plan.

----------------------------------------------------------------------------------------------
            OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------
                  NUMBER      WEIGHTED-AVERAGE                       NUMBER
EXERCISE       OUTSTANDING       REMAINING      WEIGHTED-AVERAGE   EXERCISABLE       EXERCISE
  PRICE     AT JULY 31, 2002  CONTRACTUAL LIFE   EXERCISE PRICE  AT JULY 31, 2002     PRICE

$   7.17           9,000          5 years          $   7.17           9,000         $   7.17
$  10.00         226,356          8 years          $  10.00          30,346         $  10.00
$  25.72         187,000         10 years          $  25.72               0         $  25.72

As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair-value method of accounting for employee stock options. The company used the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value is recognized over the option vesting period which is three years. Had compensation cost for these grants been determined in accordance with SFAS No. 123, the Company's net income and net earnings per common share would have been:

                                                           2002              2001              2000
                                                    -----------------------------------------------------
Net income
 As reported ....................................      $ 51,181,673      $ 26,722,273      $ 36,119,408
 Pro forma ......................................      $ 50,930,704      $ 26,471,305      $ 36,119,408
Earnings per common share--basic
 As reported ....................................      $       1.88      $       1.12      $       1.49
 Pro forma ......................................      $       1.88      $       1.11      $       1.49
Earnings per common share--diluted
 As reported ....................................      $       1.87      $       1.11      $       1.48
 Pro forma ......................................      $       1.86      $       1.11      $       1.48

The assumptions used in determining the fair value of options granted during fiscal 2002 and 2001 are as follows:

                                       2002        2001
                                       ----        ----
        Expected volatility             37%         36%
        Expected life of grant       6 years     6 years
        Risk free interest rate       3.93%       5.82%
        Expected dividend rate         .32%        .39%

On September 29, 1997, the Company's board of directors approved a stock award plan which allows for the granting of up to 300,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years. As of July 31, 2002, the Company issued 69,025 shares of restricted stock under this plan and 230,975 shares remain available for issuance. Compensation costs related to this plan were $167,539 in fiscal 2002, $74,316 in fiscal 2001, and $83,963 in fiscal 2000 and are being amortized over the restriction period.

K.  RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------
Research and development costs are expensed as incurred and were approximately $1,405,000 in fiscal 2002, $1,507,000 in fiscal 2001, and $579,000 in fiscal
2000.

L.  JOINT VENTURES
--------------------------------------------------------------------------------
In March 1996, the Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC ("CAT"), to rent recreation vehicles to the public. The Company's total investment of $1,001,460 includes a subordinated note receivable of $810,000.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreation vehicles to consumer buyers. The Company's total investment of $1,136,486 includes a subordinated note receivable of $200,000.

These investments are 50% owned and are accounted for using the equity method.

During fiscal 2002, our Four Winds subsidiary had sales to Cruise America of $22,188,000 and Cruise America had sales to CAT of $5,988,000.

During fiscal 2001, our Four Winds subsidiary had sales to Cruise America of $25,622,000 and Cruise America had sales to CAT of $10,020,000.

M.  DIVESTMENT OF SUBSIDIARY
--------------------------------------------------------------------------------
The Company sold its western motorhome operations in December 1998. During fiscal 2000, the entity that purchased the operation filed for bankruptcy. As a result, the Company was required to honor its guarantee of $750,000 of the purchaser's debt as well as assume responsibility for warranties of the western motorhome products sold prior to December 1998. In addition, the Company incurred losses in subletting the western motorhome facility and writing off debt due to the Company from the purchasers. Accordingly, the Company recorded a loss of $2,323,714 in fiscal 2000. In fiscal 2001, based on judicial decisions, the Company recorded a tax benefit of $1,047,000 associated with the stock basis of the divestiture. In addition, the Company guaranteed certain vendor obligations of the purchaser in the amount of approximately $1,000,000. The holder of the guarantee has demanded payment of $819,000 plus interest but the Company believes that it is not obligated to pay because of the holder's failure to perfect a security interest in the assets purchased by the purchaser which were the subject of the guarantee.

N.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------
The Company operates in principally two segments - recreation vehicles and small and mid-size buses. Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash and cash equivalents, deferred income tax assets, the cash value of Company-owned life insurance and various investments.

                                                 ---------------------------------------
                                                     2002          2001         2000
                                                 ---------------------------------------
                                                    ($000)        ($000)       ($000)
NET SALES:
----------
 Recreation vehicles
  Towables                                       $   782,715    $ 337,186    $ 397,959
  Motorized                                          187,665      189,241      268,672
  Other                                                3,317        3,267        5,715
 Buses                                               271,603      292,034      237,733
                                                 ---------------------------------------
 TOTAL                                           $ 1,245,300    $ 821,728    $ 910,079
                                                 =======================================
INCOME BEFORE INCOME TAXES:
---------------------------

 Recreation vehicles                             $    77,509    $  25,285    $  46,258
 Buses                                                15,016       20,182       18,882
 Net loss on divestment of subsidiary (Note M)            --           --       (2,324)
 Corporate                                           (10,698)      (2,180)      (1,943)
                                                 ---------------------------------------
 TOTAL                                           $    81,827    $  43,287    $  60,873
                                                 =======================================
IDENTIFIABLE ASSETS:
--------------------
 Recreation vehicles                             $   293,871    $ 114,150    $ 118,700
 Buses                                                64,436       82,194       66,251
 Corporate                                           139,196      112,723       97,180
                                                 ---------------------------------------
 TOTAL                                           $   497,503    $ 309,067    $ 282,131
                                                 =======================================
DEPRECIATION AND AMORTIZATION EXPENSE:
--------------------------------------
 Recreation vehicles                             $     4,160    $   4,132    $   3,985
 Buses                                                 1,065          810          692
                                                 ---------------------------------------
 TOTAL                                           $     5,225    $   4,942    $   4,677
                                                 =======================================
CAPITAL EXPENDITURES:
---------------------
 Recreation vehicles                             $     5,443    $   6,803    $  11,207
 Buses                                                 2,041       10,395        2,701
                                                 ---------------------------------------
 TOTAL                                           $     7,484    $  17,198    $  13,908
                                                 =======================================

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000

Column A                                Column B              Column C                 Column D        Column E
--------                                --------      -------------------------        --------        --------
                                      Balance at     Charged to                  Write-offs Net         Balance
                                       Beginning      Costs and                  of Recoveries/       at End of
Description                            of Period       Expenses    Acquisitions        Payments          Period
                                    -----------------------------------------------------------------------------
YEAR ENDED JULY 31, 2002:
Product warranties ...............  $ 12,541,890   $ 26,928,523    $  8,875,851    $(22,971,439)   $ 25,374,825
                                    =============================================================================
Allowance for doubtful accounts ..  $     68,210   $    (62,332)   $    274,540    $    (34,454)   $    245,964
                                    =============================================================================
Accumulated amortization of
non-compete agreements ...........  $  9,048,783   $    570,176    $         --    $         --    $  9,618,959
                                    =============================================================================
YEAR ENDED JULY 31, 2001:
Product warranties................  $ 11,878,469   $ 12,850,959    $         --    $(12,187,538)   $ 12,541,890
                                    =============================================================================
Allowance for doubtful accounts ..  $     43,959   $     80,890    $         --    $    (56,639)   $     68,210
                                    =============================================================================
Accumulated amortization of
goodwill and other intangibles ...  $ 20,188,599   $  1,346,080    $         --    $         --    $ 21,534,679
                                    =============================================================================
YEAR ENDED JULY 31, 2000:
Product warranties$11,543,598 ....  $ 11,543,598   $ 12,481,160    $         --    $(12,146,289)   $ 11,878,469
                                    =============================================================================
Allowance for doubtful accounts ..  $     63,485   $     54,871    $         --    $    (74,397)   $     43,959
                                    =============================================================================
Accumulated amortization of
goodwill and other intangibles ...  $ 18,400,654   $  1,787,945    $         --    $         --    $ 20,188,599
                                    =============================================================================