Form 10-Q
period 2002-10-31
THOR INDUSTRIES INC
filed 2002-12-02
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  October 31, 2002              COMMISSION FILE NUMBER  1-9235
                   ----------------                                      ------



                              THOR INDUSTRIES, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                   93-0768752
 -------------------------------------------         --------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


     419 West Pike Street, Jackson Center, OH                  45334-0629
     ----------------------------------------                ---------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes            X                No
                    ------------------            ---------------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                        Outstanding at 10/31/02
         -----                                        -----------------------

 Common stock, par value                                28,518,647 shares
    $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                             OCTOBER 31, 2002    JULY 31, 2002
                                                             ----------------    -------------
                                     ASSETS
                                     ------

Current assets:
     Cash and cash equivalents                                 $  69,922,423     $ 113,192,639
     Investments - short term                                     18,477,810         4,621,874
     Accounts receivable:
         Trade                                                    90,455,719        72,816,320
         Other                                                     2,553,451         2,445,578
     Inventories                                                 108,592,884        94,665,354
     Deferred income taxes and other                              12,476,728         3,496,589
                                                               -------------     -------------
         Total current assets                                    302,479,015       291,238,354
                                                               -------------     -------------
Property:
     Land                                                         10,414,826         9,848,968
     Buildings and improvements                                   41,830,222        37,249,824
     Machinery and equipment                                      26,958,317        25,625,071
                                                               -------------     -------------
         Total cost                                               79,203,365        72,723,863
     Accumulated depreciation                                     22,190,627        20,882,575
                                                               -------------     -------------
         Property, net                                            57,012,738        51,841,288
                                                               -------------     -------------
Investments:
     Joint ventures                                                2,195,315         2,137,946
     Investments available-for-sale                                2,338,151         3,920,746
                                                               -------------     -------------
         Total investments                                         4,533,466         6,058,692
                                                               -------------     -------------
Other assets:
     Goodwill                                                    130,554,872       130,554,872
     Non-compete agreements                                        4,275,703         4,454,408
     Trademarks                                                    8,669,642         8,669,642
     Other                                                         5,049,777         4,685,877
                                                               -------------     -------------
         Total other assets                                      148,549,994       148,364,799
                                                               -------------     -------------

TOTAL ASSETS                                                   $ 512,575,213     $ 497,503,133
                                                               =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                          $  75,203,496     $  89,397,885
     Accrued liabilities:
         Taxes                                                    22,591,827        13,793,041
         Compensation and related items                           17,541,924        20,463,363
         Product warranties                                       27,909,411        25,374,825
         Other                                                     7,730,664         7,890,955
                                                               -------------     -------------
              Total current liabilities                          150,977,322       156,920,069
                                                               -------------     -------------

Deferred income taxes and other liabilities                        6,191,536         5,964,143
Stockholders' equity:
     Common stock - authorized 40,000,000 shares;
         issued 28,518,647 shares @ 10/31/02 and 32,299,838
         shares @ 7/31/02; par value of $.10 per share             2,851,865         3,229,984
     Additional paid-in capital                                   80,303,972        89,941,287
     Accumulated other comprehensive loss                         (1,360,759)       (1,455,914)
     Retained earnings                                           275,009,178       273,033,292
     Restricted stock plan                                        (1,397,901)         (531,062)
     Cost of treasury shares, -0- shares @ 10/31/02
        and  3,816,814 @ 7/31/02                                           -       (29,598,666)
                                                               -------------     -------------
         Total stockholders' equity                              355,406,355       334,618,921
                                                               -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 512,575,213     $ 497,503,133
                                                               =============     =============



See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
              ----------------------------------------------------



                                                    2002           2001
                                                    ----           ----

Net sales                                      $406,262,314    $208,544,244

Cost of products sold                           347,668,457     186,431,808
                                               ------------    ------------

Gross profit                                     58,593,857      22,112,436

Selling, general and
   administrative expenses                       23,302,896      12,790,408

Impairment of equity securities                   1,580,334               -

Interest income                                     595,115         933,037

Interest expense                                    115,745         151,503

Other income                                        271,037         281,540
                                               ------------    ------------

Income before income taxes                       34,461,034      10,385,102

Provision for income taxes                       13,612,109       3,692,703
                                               ------------    ------------


Net income                                     $ 20,848,925    $  6,692,399
                                               ============    ============



Average common shares outstanding - Basic        28,485,986      23,830,916
-------------------------------------------    ------------    ------------

Average common shares outstanding - Diluted      28,777,189      23,970,644
-------------------------------------------    ------------    ------------


Earnings per common share:
--------------------------

    Basic                                      $        .73    $        .28
                                               ============    ============

    Diluted                                    $        .72    $        .28
                                               ============    ============

Dividends paid per common share                $        .01    $        .01
-------------------------------                ============    ============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
              ----------------------------------------------------

                                                                  2002                2001
                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  20,848,925     $   6,692,399
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
Depreciation                                                     1,297,302           966,369
Amortization                                                       178,705            34,063
Impairment of equity securities                                  1,580,334                 -
Purchase of trading investments                                (18,873,009)       (3,588,350)
Proceeds from sale of trading investments                        5,058,879        29,995,799
(Gain) loss on sale of trading investments                           3,951          (155,683)
Unrealized (gain) on trading investments                           (45,757)                -

CHANGES IN NON CASH ASSETS AND LIABILITIES:
Accounts receivable                                            (17,747,272)       (6,337,000)
Inventories                                                    (13,927,530)       (3,320,146)
Prepaid expenses and other                                      (9,401,032)        1,268,169
Accounts payable                                               (14,194,389)      (19,293,585)
Accrued liabilities                                              8,251,642         4,064,549
Other liabilities                                                  269,478           842,802
                                                             -------------     -------------

Net cash provided by (used in) operating activities            (36,699,773)       11,169,386
---------------------------------------------------          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                         (6,468,336)       (1,696,558)
Disposals of property, plant & equipment                                 -            16,127
                                                             -------------     -------------

Net cash used in investing activities                           (6,468,336)       (1,680,431)
-------------------------------------                        -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                    (284,863)         (238,329)
Proceeds from issuance of common stock                              86,225             7,165
                                                             -------------     -------------

Net cash used in financing activities                             (198,638)         (231,164)
-------------------------------------                        -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             96,531          (260,837)
                                                             -------------     -------------

Net increase (decrease) in cash and equivalents                (43,270,216)        8,996,954
Cash and equivalents, beginning of year                        113,192,639        60,058,777
                                                             -------------     -------------
CASH AND EQUIVALENTS, END OF PERIOD                          $  69,922,423     $  69,055,731
                                                             =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                            $   5,623,971     $     109,409
Interest paid                                                      115,745           151,503

NON CASH TRANSACTIONS:
Issuance of restricted stock                                 $     908,831     $     225,975


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. The July 31, 2002 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2002. The results of operations for the first quarter ended October 31, 2002 are not necessarily indicative of the results for the full year.

2.    Major classifications of inventories are:

                                                   October 31, 2002          July 31, 2002
                                                   ----------------          -------------
         Raw materials                                $ 48,889,185            $ 47,286,949
         Chassis                                        25,824,221              21,252,774
         Work in process                                20,906,525              21,305,448
         Finished goods                                 18,976,178              10,582,408
                                                      ------------            ------------
               Total                                   114,596,109             100,427,579
         Less excess of FIFO costs
                   over LIFO costs                       6,003,225               5,762,225
                                                      ------------            ------------
         Total inventories                            $108,592,884            $ 94,665,354
                                                      ============            ============

3.    Earnings Per Share

                                                               Three months                  Three months
                                                                   ended                         ended
                                                             October 31, 2002              October 31, 2001
                                                             ----------------              ----------------
      Weighted average shares outstanding
        for basic earnings per share                             28,485,986                     23,830,916
      Stock options                                                 291,203                        139,728
                                                                 ----------                     ----------
      Total - For diluted shares                                 28,777,189                     23,970,644
                                                                 ==========                     ==========

4.    Comprehensive Income

                                                               Three months                  Three months
                                                                   ended                         ended
                                                             October 31, 2002              October 31, 2001
                                                             ----------------              ----------------
      Net income                                                $20,848,925                   $  6,692,399
      Foreign currency translation adjustment                        96,531                       (260,837)
      Unrealized depreciation on investments                         (1,376)                    (1,166,765)
                                                                -----------                   ------------
      Comprehensive income                                      $20,944,080                   $  5,264,797
                                                                ===========                   ============

 5.   Segment Information

                                                               Three months                  Three months
                                                                   ended                         ended
                                                             October 31, 2002              October 31, 2001
                                                             ----------------              ----------------
      Net Sales:
        Recreation vehicles
           Towables                                            $293,238,315                   $ 84,425,885
           Motorized                                             58,270,754                     41,704,569
           Other                                                    668,240                        744,853
        Buses                                                    54,085,005                     81,668,937
                                                               ------------                   ------------
        Total                                                  $406,262,314                   $208,544,244
                                                               ============                   ============

                                                               Three months                  Three months
                                                                   ended                         ended
                                                             October 31, 2002              October 31, 2001
                                                             ----------------              ----------------
      Income Before Income Taxes:
         Recreation vehicles                                    $34,584,832                    $ 5,489,521
         Buses                                                    2,609,858                      5,533,423
         Corporate                                               (2,733,656)                      (637,842)
                                                                -----------                    -----------
         Total                                                  $34,461,034                    $10,385,102
                                                                ===========                    ===========

                                                             October 31, 2002                  July 31, 2002
                                                             ----------------                  -------------
      Identifiable Assets:                                       $   (000)                        $   (000)
                                                                 --------                         --------
        Recreation vehicles                                      $337,562                         $293,871
        Buses                                                      67,301                           64,436
        Corporate                                                 107,712                          139,196
                                                                 --------                         --------
        Total                                                    $512,575                         $497,503
                                                                 ========                         ========

 6.   Accounting Pronouncements

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") entitled "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. The Company has adopted SFAS 144 on August 1, 2002, and it did not have any impact on the Company's financial statements.

7.    Investments

      The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale.

      Trading and available-for-sale investments are recorded at fair market value. Unrealized holding gains and losses on trading investments are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income, net of income taxes until realized. Realized gains and losses from the sale of available-for-sale investments are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

      At October 31, 2002, the Company held equity investments with a fair market value of $2,338,151 and cost basis of $2,340,267 after a recognized impairment. The Company recorded an impairment charge of $1,580,334 in the quarter relating to its investment in an equity investment as it was determined that the decline in market value of the investment was deemed to be other than temporary. The impairment charge is included in the statement of consolidated income caption "Impairment of equity securities". The investments are classified as available-for-sale and included in investments available-for-sale.

      The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term.

8.    Business Combination

      On November 9, 2001 Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and other recreational vehicles.

      Pro Forma Information - Pro Forma results of operations, as if the acquisition of Keystone RV Company occurred as of the beginning of the period for the three months ended October 31, 2001. These pro forma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

                                                        Three months                  Three months
                                                            ended                         ended
                                                      October 31, 2002              October 31, 2001
                                                      ----------------              ----------------
                Net sales                                 $406,262,314                 $335,740,459
                Net income                                  20,848,925                   15,772,689
                Earnings per common share
                    Basic                                     $.73                        $.56
                    Diluted                                   $.72                        $.55

9.    Treasury Shares

      The Company retired 3,816,814 shares from treasury stock in fiscal 2003. This retirement resulted in a reduction of $29,598,666 in Treasury Stock, $381,688 in Common Stock, $10,628,802 in Additional Paid-In Capital and $18,588,176 in Retained Earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Quarter Ended October 31, 2002 vs.
      Quarter Ended October 31, 2001
-------------------------------------

Net sales for the first quarter of fiscal 2003 were $406,262,314 compared to $208,544,244 for the first quarter of fiscal 2002. Income before income taxes in fiscal 2003 was $34,461,034, a 231.8% increase from $10,385,102 in fiscal 2002.
The increase in income before income taxes of $24,075,932 in fiscal 2003 was primarily caused by increased recreation vehicle revenues of $225,302,002, which resulted in an increase in income before income taxes of approximately $29,095,000. Included in fiscal 2003 are sales of $182,963,562 and income before income taxes of $21,770,832 for Keystone RV acquired on November 9, 2001. Bus revenues were $27,583,932 less in fiscal 2003 than in fiscal 2002. Bus income before income taxes in fiscal 2003 was approximately $2,924,000 less than the same period last year because of reduced revenues and overall lower margins. These reductions in revenue and profits were due to continued competitive pressure on pricing of buses, decline in airline traffic after the terrorist attacks of September 11, 2001 which affected the hotel, motel, rental car and other businesses, delayed purchases of buses and state and municipal budget constraints. Corporate costs are higher than fiscal 2002 by approximately $1,758,000 due primarily to an impairment loss of $1,580,334 recorded on an equity investment classified as available-for-sale and an increase of $250,000 in profit related bonuses. In addition, interest income was reduced by $337,922.

Recreation vehicle revenues increased in fiscal 2003 by 177.6% to $352,177,309 compared to $126,875,307 in fiscal 2002, and accounted for 86.7% of total company revenues compared to 60.8% in fiscal 2002. Recreation vehicle order backlog of $162,463,000 (includes $91,552,000 for Keystone RV) at October 31, 2002 was up 314.1% compared to the same period last year. Excluding Keystone RV backlog, recreation vehicle backlogs were $70,911,000 at October 31, 2002, up 80.8% compared to the same period last year. This increase is due to the continued strength of the marketplace. Bus revenues in fiscal 2003 decreased by 33.8% to $54,085,005 compared to $81,668,937 in fiscal 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and accounted for 13.3% of the total company revenues compared to 39.2% in fiscal 2002. Bus vehicle order backlog of $98,151,000 at October 31, 2002 was down 28.7% compared to the same period last year. This reduction is a reflection of delayed purchases and funding as a result of September 11, 2001 circumstances and state and municipal budget constraints.

Gross profit as a percentage of sales in fiscal 2003 increased to 14.4% from 10.6% in fiscal 2002 primarily due to increased recreation vehicle sales. In general, there were no price increases during the first quarter of fiscal 2003. Selling, general, and administrative expense and amortization of intangibles were $23,302,896 compared to $12,790,408 for the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expense was 5.7% in fiscal 2003 compared to 6.1% in fiscal 2002. Amortization of intangibles increased in fiscal 2003 to $178,705 compared to $34,063 in fiscal 2002. This increase is due to certain non-compete expenses associated with the Keystone RV acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the substantial 94.8% increase in revenue. Interest income decreased by $337,922 due primarily to lower market rates in fiscal 2003.

The overall effective tax rate was 39.5% for fiscal 2003 compared to 35.6% for fiscal 2002. The lower rate in fiscal 2002 was due primarily to research and development tax credits recognized by the Company.

Financial Condition and Liquidity
---------------------------------

As of October 31, 2002, we had $88,400,233 in cash, cash equivalents and short-term investments, compared to $117,814,513 on July 31, 2002. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalents" or "Investments - short term". The latter are carried on our consolidated balance sheets as "Investments - investments available-for-sale".

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of "Accumulated other comprehensive loss" on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary.

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

Working capital at October 31, 2002, was $151,501,693 compared to $134,318,285 on July 31, 2002. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 28, 2003. We expect to renew our credit line. There were no borrowings on this line of credit at October 31, 2002. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $6,468,000 in the quarter were primarily for the planned expansions at our Dutchmen, Four Winds, Keystone and Thor California facilities.

The Company anticipates additional capital expenditures in 2003 of approximately $28,000,000. The major components of this capital expenditure include completing the plant expansion at our Keystone facility of $6,000,000, our Four Winds facility of $3,000,000, our Dutchmen facility of $3,000,000, and our Thor California facility of $500,000. The Company also plans to spend $9,000,000 on a new facility

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and equipment for our ElDorado National California bus operations. The expansion will allow the Company to increase production efficiencies and techniques and produce 40 foot buses. The balance of capital expenditures will be for purchase or replacement of machinery and equipment in the ordinary course of business.

CRITICAL ACCOUNTING PRINCIPLES
------------------------------

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

Impairment of Long-Lived Assets

Thor at least annually reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including goodwill and other intangible assets, or when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.

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

Warranty

Thor provides customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

CONTROLS AND PROCEDURES
-----------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer along with the Company's Senior Vice President and Secretary. Based upon that evaluation, the Company's Chairman of the Board, President and Chief Executive Officer along with the Company's Senior Vice President and Secretary concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman of the Board, President and Chief Executive Officer and Senior Vice President and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            a.)  Exhibits

                     N/A

            b.) Reports on Form 8-K

                     N/A

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                THOR INDUSTRIES, INC.
                                    (Registrant)





DATE   12/2/02              /s/ Wade F. B. Thompson
      -------------             ------------------------------------------------
                                Wade F. B. Thompson
                                Chairman of the Board, President
                                and Chief Executive Officer






DATE   12/2/02              /s/ Walter L. Bennett
      -------------             ------------------------------------------------
                                Walter L. Bennett
                                Senior Vice President
                                Secretary and Chief Financial Officer

                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS



I, Wade F. B. Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thor Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   December 2, 2002             /s/ Wade F. B. Thompson
        ----------------             -------------------------------------------
                                     Wade F. B. Thompson
                                     Chairman of the Board, President and Chief
                                     Executive Officer

                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS



I, Walter L. Bennett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thor Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  December 2, 2002              /s/ Walter L. Bennett
       ----------------              ----------------------------------------
                                     Walter L. Bennett
                                     Chief Financial Officer

                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS



In connection with this quarterly report on Form 10-Q of Thor Industries, Inc. for the period ended October 31, 2002, I, Wade F. B. Thompson, Chairman of the Board, President and Chief Executive Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended October 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended October 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.





Date:   December 2, 2002            /s/ Wade F. B. Thompson
        ----------------            -----------------------------------------
                                    Wade F. B. Thompson
                                    Chairman, President and Chief Executive
                                    Officer (principal executive officer)







In connection with this quarterly report on Form 10-Q of Thor Industries, Inc. for the period ended October 31, 2002, I, Walter L. Bennett, Chief Financial Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended October 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended October 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.





Date:   December 2, 2002          /s/ Walter L. Bennett
        ----------------          ----------------------------------------------
                                  Walter L. Bennett
                                  Chief Financial Officer
                                  (principal financial and accounting officer)