Form 10-Q
period 2003-01-31
THOR INDUSTRIES INC
filed 2003-02-28
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  January 31, 2003              COMMISSION FILE NUMBER  1-9235
                   ----------------                                      ------



                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               93-0768752
     -----------------------------------        --------------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)


     419 West Pike Street, Jackson Center, OH                   45334-0629
     ----------------------------------------                ------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:   (937) 596-6849
---------------------------------------------------    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X                      No
              ------------                   ------------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding at 1/31/03
                 -----                 ----------------------

         Common stock, par value          28,583,645 shares
            $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                         JANUARY 31, 2003         JULY 31, 2002
                                                         ----------------         -------------
Current assets:
     Cash and cash equivalents                                $55,351,431          $113,192,639
     Investments - short term                                  20,353,703             4,621,874
     Accounts receivable:
         Trade                                                 97,016,865            72,816,320
         Other                                                  3,518,748             2,445,578
     Inventories                                              113,586,065            94,665,354
     Deferred income taxes and other                            9,904,215             3,496,589
                                                              -----------           -----------
         Total current assets                                 299,731,027           291,238,354
                                                              -----------           -----------
Property:
     Land                                                      11,860,206             9,848,968
     Buildings and improvements                                46,595,210            37,249,824
     Machinery and equipment                                   28,244,911            25,625,071
                                                              -----------           -----------
         Total cost                                            86,700,327            72,723,863
     Accumulated depreciation                                  23,443,475            20,882,575
                                                              -----------           -----------
         Property, net                                         63,256,852            51,841,288
                                                              -----------           -----------
Investments:
     Joint venture                                              2,124,527             2,137,946
     Investments available-for-sale                             2,652,987             3,920,746
                                                              -----------           -----------
         Total investments                                      4,777,514             6,058,692
                                                              -----------           -----------
Other assets:
     Goodwill                                                 130,554,872           130,554,872
     Non-compete agreements                                     4,096,999             4,454,408
     Trademarks                                                 8,669,642             8,669,642
     Other                                                      5,028,299             4,685,877
                                                              -----------           -----------
         Total other assets                                   148,349,812           148,364,799
                                                              -----------           -----------

TOTAL ASSETS                                                 $516,115,205          $497,503,133
                                                             ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable                                         $72,185,506           $89,397,885
     Accrued liabilities:
         Taxes                                                 12,990,948            13,793,041
         Compensation and related items                        14,545,187            20,463,363
         Product warranties                                    29,175,078            25,374,825
         Other                                                  9,048,364             7,890,955
                                                              -----------           -----------
              Total current liabilities                       137,945,083           156,920,069
                                                              -----------           -----------

Deferred income taxes and other liabilities                     6,234,071             5,964,143
Stockholders' equity:
     Common stock - authorized 40,000,000 shares;
         issued 28,583,645 shares @ 1/31/03 and 32,299,838
         shares @ 7/31/02; par value of $.10 per share          2,858,365             3,229,984
     Additional paid-in capital                                81,224,493            89,941,287
     Accumulated other comprehensive loss                        (917,461)           (1,455,914)
     Retained earnings                                        290,092,289           273,033,292
     Restricted stock plan                                     (1,321,635)             (531,062)
     Cost of treasury shares, -0- shares @ 1/31/03
        and  3,816,874 @ 7/31/02                                        -           (29,598,666)
                                                              -----------           -----------
         Total stockholders' equity                           371,936,051           334,618,921
                                                              -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $516,115,205          $497,503,133
                                                             ============          ============


See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
          ------------------------------------------------------------


                                         THREE MONTHS ENDED JANUARY 31           SIX MONTHS ENDED JANUARY 31
                                         -----------------------------          -----------------------------
                                          2003                2002                2003             2002
                                          ----                ----                ----             ----

Net sales                               $329,897,564       $267,905,831        $736,159,878      $476,450,075

Cost of products sold                    284,744,953        238,759,192         632,413,410       425,191,000
                                         -----------        -----------         -----------       -----------

Gross profit                              45,152,611         29,146,639         103,746,468        51,259,075

Selling, general and
   administrative expenses                22,132,165         17,283,623          45,435,061        30,074,031

Impairment of equity securities                    -                  -           1,580,334                 -

Interest income                              438,149            183,215           1,033,264         1,116,252

Interest expense                             120,825             42,897             236,570           194,400

Other income                                 395,600             61,172             666,637           342,712
                                         -----------        -----------         -----------       -----------
Income before income taxes                23,733,370         12,064,506          58,194,404        22,449,608

Provision for income taxes                 8,364,692          4,386,280          21,976,801         8,078,983
                                         -----------        -----------         -----------       -----------

Net income                               $15,368,678         $7,678,226         $36,217,603       $14,370,625
                                         ===========         ==========         ===========       ===========


AVERAGE COMMON SHARES OUTSTANDING:

    Basic                                 28,556,802         27,937,616          28,521,394        25,884,266

    Diluted                               28,820,266         28,113,444          28,798,999        26,048,514


EARNINGS PER COMMON SHARE:

    Basic                                       $.54               $.27               $1.27              $.56
                                                ====               ====               =====              ====

    Diluted                                     $.53               $.27               $1.26              $.55
                                                ====               ====               =====              ====

DIVIDENDS PAID PER COMMON SHARE:                $.01               $.01                $.01              $.01
                                                ====               ====                ====              ====




See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
               --------------------------------------------------


                                                                     2003                    2002
                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $36,217,603             $14,370,625
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
Depreciation                                                         2,672,344               2,171,810
Amortization                                                           357,409                  64,767
Deferred Income tax                                                          -                 497,378
Impairment of equity securities                                      1,580,334                       -
Purchase of trading investments                                    (27,633,253)             (3,588,351)
Proceeds from sale of trading investments                           11,939,888              50,027,883
(Gain) loss on sale of trading investments                              39,254                (404,238)
Unrealized gain on trading investments                                 (77,718)                      -
Gain on sale of investments available-for-sale                               -                 (29,322)
CHANGES IN NON CASH ASSETS AND LIABILITIES:
Accounts receivable                                                (25,273,715)            (16,751,079)
Inventories                                                        (18,920,711)             11,109,150
Prepaid expenses and other                                          (6,846,861)             (2,570,433)
Accounts payable                                                   (17,212,379)            (16,374,627)
Accrued liabilities                                                 (1,477,061)              8,771,887
Other liabilities                                                      388,280               1,590,916
                                                                   -----------             -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (44,246,586)             48,886,366
                                                                   -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                            (14,100,549)             (3,282,397)
Disposals of property, plant & equipment                                13,472                  27,157
Proceeds from sale of available-for-sale investments                         -                  96,228
Acquisition of Keystone                                                      -             (74,794,195)
                                                                   -----------             -----------
NET CASH USED IN INVESTING ACTIVITIES                              (14,087,077)            (77,953,207)
                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                        (570,430)               (521,683)
Proceeds from issuance of common stock                                 727,700                 883,491
                                                                   -----------             -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              157,270                 361,808
                                                                   -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                335,185                (262,717)
                                                                   -----------             -----------

Net decrease in cash and equivalents                               (57,841,208)            (28,967,750)
Cash and equivalents, beginning of year                            113,192,639              60,058,777
                                                                   -----------             -----------
CASH AND EQUIVALENTS, END OF PERIOD                                $55,351,431             $31,091,027
                                                                   ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                  $23,307,596                $176,559
Interest paid                                                          236,570                 194,400

NON CASH TRANSACTIONS:
Issuance of restricted stock                                          $908,831                $346,199
Stock issued for Keystone                                                    -              61,470,483


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The July 31, 2002 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2002. The results of operations for the three months and six months ended January 31, 2003 are not necessarily indicative of the results for the full year.

2.   Major classifications of inventories are:


                                                   January 31, 2003          July 31, 2002
                                                   ----------------          -------------
         Raw materials                                 $52,773,272             $47,286,949
         Chassis                                        21,313,160              21,252,774
         Work in process                                23,217,201              21,305,448
         Finished goods                                 22,526,657              10,582,408
                                                      ------------             -----------
               Total                                   119,830,290             100,427,579
         Less excess of FIFO costs
                   over LIFO costs                       6,244,225               5,762,225
                                                      ------------             -----------
         Total inventories                            $113,586,065             $94,665,354
                                                      ============             ===========


3.   Earnings Per Share


                                         Three months            Three months             Six months            Six months
                                             ended                   ended                   ended                 ended
                                       January 31, 2003        January 31, 2002        January 31, 2003      January 31, 2002
                                       ----------------        ----------------        ----------------      ----------------
      Weighted average shares
      Outstanding for basic
      earnings per share                     28,556,802          27,937,616              28,521,394            25,884,266
      Stock options                             263,464             175,828                 277,605               164,248
                                             ----------          ----------              ----------            ----------
      Total - For diluted shares             28,820,266          28,113,444              28,798,999            26,048,514
                                             ----------          ----------              ----------            ----------



4.   Comprehensive Income


                                       Three months            Three months             Six months            Six months
                                           ended                   ended                   ended                 ended
                                     January 31, 2003        January 31, 2002        January 31, 2003      January 31, 2002
                                     ----------------        ----------------        ----------------      ----------------
      Net income                          $15,368,678            $7,678,226             $36,217,603           $14,370,625
      Foreign currency
      translation adjustment                  238,654                (1,881)                335,185              (262,717)
      Unrealized appr. (depr.)
      on investments                          204,644              (377,005)                203,268              (789,761)
                                          -----------            ----------             -----------           -----------
      Comprehensive income                $15,811,976            $7,299,340             $36,756,056           $13,318,147
                                          ===========            ==========             ===========           ===========


5.   Segment Information


                                       Three months            Three months             Six months            Six months
                                           ended                   ended                   ended                 ended
      Net Sales:                     January 31, 2003        January 31, 2002        January 31, 2003      January 31, 2002
                                     ----------------        ----------------        ----------------      ----------------
        Recreation vehicles
           Towables                      $233,254,472            $168,517,178            $526,513,517          $252,942,017
           Motorized                       42,217,176              32,368,761             100,467,200            74,074,377
           Other                              498,156                 542,527               1,166,396             1,287,380
        Buses                              53,927,760              66,477,365             108,012,765           148,146,301
                                         ------------            ------------            ------------          ------------
        Total                            $329,897,564            $267,905,831            $736,159,878          $476,450,075
                                         ============            ============            ============          ============


             ------------------------------------------------------


                                       Three months            Three months             Six Months            Six Months
                                           ended                   ended                   ended                 ended
                                     January 31, 2003        January 31, 2002        January 31, 2003      January 31, 2002
                                     ----------------        ----------------        ----------------      ----------------
      Income Before Income Taxes:
         Recreation vehicles                $22,370,546         $10,777,185             $56,955,378           $16,266,706
         Buses                                3,329,258           3,276,381               5,939,116             8,809,804
         Corporate                           (1,966,434)         (1,989,060)             (4,700,090)           (2,626,902)
                                            -----------         -----------             -----------           -----------
         Total                              $23,733,370         $12,064,506             $58,194,404           $22,449,608
                                            ===========         ===========             ===========           ===========



                                                                                     January 31, 2003        July 31, 2002
                                                                                     ----------------        -------------
      Identifiable Assets:
        Recreation vehicles                                                            $350,097,708          $293,870,571
        Buses                                                                            65,746,586            64,436,446
        Corporate                                                                       100,270,911           139,196,116
                                                                                       ------------          ------------
        Total                                                                          $516,115,205          $497,503,133
                                                                                       ============          ============


6.   Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002 (See footnote 10 and 11 for disclosure).

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

     At January 31, 2003, the Company held equity investments with a fair market value of $2,652,987 and cost basis of $2,340,267 after a recognized impairment. The Company recorded an impairment charge of $1,580,334 in the first quarter of fiscal 2003 relating to its investment in an equity security as it was determined that the decline in market value of the investment was deemed to be other than temporary. The impairment charge is included in the statement of consolidated income caption "Impairment of equity securities". These investments are included in investments available-for-sale.

     The Company has certain corporate debt investments that are classified as trading investments and reported as Investments - short term.

             ------------------------------------------------------

8.   Business Combination

     On November 9, 2001 Thor acquired 100% of the common and preferred stock of Keystone RV Company ("Keystone"). Keystone is engaged in the business of manufacturing travel trailers and other recreation vehicles.

     Pro forma Information: Pro forma results of operations, as if the acquisition occurred as of the beginning of the period is presented below. These pro forma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

                                             Actual                Pro Forma
                                           Six Months             Six Months
                                              Ended                  Ended
                                        January 31, 2003       January 31, 2002
                                        ----------------       ----------------

      Net Sales                             $ 736,159,878         $ 613,633,714
      Net Income                            $  36,217,603         $  24,108,381
      Earnings per common share
              Basic                             $1.27                $.85
              Diluted                           $1.26                $.85

9.   Treasury Shares

     The Company retired 3,816,874 shares from treasury stock in the first quarter of fiscal 2003. This retirement resulted in a reduction of $29,598,666 in Treasury Stock, $381,688 in Common Stock, $10,628,802 in
     Additional Paid-In Capital and $18,588,176 in Retained Earnings.

10.  Warranty

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


                                  Three Months            Three Months             Six Months              Six Months
                                      Ended                   Ended                   Ended                   Ended
                                January 31, 2003        January 31, 2002        January 31, 2003        January 31, 2002
                                ----------------        ----------------        ----------------        ----------------
      Beginning Balance              $27,909,411            $13,018,583             $25,374,825             $12,541,890
      Provision                       11,141,587              5,688,765              21,380,182               9,778,097
      Payments                        (9,875,920)            (5,343,211)            (17,579,929)             (8,955,850)
      Acquisitions                             -              8,875,851                       -               8,875,851
                                     -----------            -----------             -----------             -----------
      Ending Balance                 $29,175,078            $22,239,988             $29,175,078             $22,239,988
                                     ===========            ===========             ===========             ===========



11.  Commercial Commitments

     Our principal commercial commitments at January 31, 2003 are summarized in the following chart:

             ------------------------------------------------------


                                                     Total                Term of
      Commitment                               Amount Commitment         Guarantee
      ----------                               -----------------         ---------
      Guarantee on dealer financing               $3,210,000         less than 1 year

      Standby repurchase obligation
        on dealer financing                      $220,570,000        less than 1 year



     The Company has no reserves for losses that could be incurred on any guarantee. Based on historical data, the Company has a reserve of $139,000 for potential losses on repurchases under the standby repurchase obligation.

12.  Stock-Based Compensation

     In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require disclosure in interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for interim financial statements beginning after December 15, 2002, with early application encouraged.

     As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, establishes a fair-value method of accounting for employee stock options. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value is recognized over the option vesting period which is three years. Had compensation cost for these grants been determined in accordance with SFAS No. 123, the Company's net income and net earnings per common share would have been:


                                Three Months            Three Months               Six Months                 Six Months
                                    Ended                   Ended                     Ended                      Ended
                              January 31, 2003        January 31, 2002          January 31, 2003           January 31, 2002
                              ----------------        ----------------          ----------------           ----------------
      Net Income
        As reported               $15,368,678              $7,678,226                 $36,217,603             $14,370,625
        Pro forma                 $15,210,647              $7,615,483                 $35,901,541             $14,245,139

      Earnings Per Common Share - Basic
       As reported                  $.54                    $.27                        $1.27                    $.56
       Pro forma                    $.53                    $.27                        $1.26                    $.55

      Earnings Per Common Share - Diluted
        As reported                 $.53                    $.27                        $1.26                    $.55
        Pro forma                   $.53                    $.27                        $1.25                    $.55



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Quarter Ended January 31, 2003 vs.
      Quarter Ended January 31, 2002
------------------------------------

Net sales for the second quarter of fiscal 2003 were $329,897,564 compared to $267,905,831 for the second quarter of fiscal 2002. Income before income taxes in fiscal 2003 was $23,733,370, a 96.7% increase from $12,064,506 in fiscal 2002. The increase in income before income taxes of $11,668,864 in fiscal 2003 was primarily caused by increased recreation vehicle revenues of $74,541,338, which

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

resulted in an increase in income before income taxes of approximately $11,593,361. Bus revenues were $12,549,605 less in fiscal 2003 than in fiscal 2002. Bus income before income taxes in fiscal 2003 was approximately $52,877 greater than the same period last year due to favorable product mix and reduced manufacturing costs. These reductions in revenue were due to continued competitive pressure on pricing of buses, decline in airline traffic after the terrorist attacks of September 11, 2001 which affected the hotel, motel, rental car and other bus customers, and delayed purchases of buses affected by state and municipal budget constraints. Corporate costs, excluding interest and other income, were higher than fiscal 2002 by approximately $475,000 due primarily to increased profit related bonuses. Interest income increased by $254,934 due to increased investable cash and other income increased by $334,428 due primarily to increased profits of Thor Credit Corporation, our joint venture retail finance company for recreation vehicles.

Recreation vehicle revenues increased in fiscal 2003 by 37% to $275,969,804 compared to $201,428,466 in fiscal 2002, and accounted for 83.7% of total company revenues compared to 75.2% in fiscal 2002. Recreation vehicle backlogs were $180,703,000 at January 31, 2003, up 41.3% compared to the same period last year. This increase is due to the continued strength of the marketplace. Bus revenues in fiscal 2003 decreased by 18.9% to $53,927,760 compared to $66,477,365 in fiscal 2002 and accounted for 16.3% of the total company revenues compared to 24.8% in fiscal 2002. Bus vehicle order backlog of $91,622,000 at January 31, 2003 was down 21.7% compared to the same period last year. This reduction is a reflection of delayed purchases and funding as a result of September 11, 2001 circumstances and state and municipal budget constraints.

Gross profit as a percentage of sales in fiscal 2003 increased to 13.7% from 10.9% in fiscal 2002 primarily due to increased recreation vehicle sales and lower material cost on recreation vehicles. Price increases during the second quarter averaged 1% for recreation vehicles. Bus pricing did not increase due to competitive pressures. Selling, general, and administrative expense and amortization of intangibles were $22,132,165 compared to $17,283,623 for the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expense was 6.7% in fiscal 2003 compared to 6.5% in fiscal 2002. Amortization of intangibles was $178,000 in fiscal 2003 compared to $179,000 in fiscal 2002. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 23.1% increase in revenue.

The overall effective tax rate was 35.2% for fiscal 2003 compared to 36.4% for fiscal 2002. The lower rate in fiscal 2003 was due primarily to a favorable state tax ruling of approximately $385,000 received in January 2003.

Six Months Ended January 31, 2003 vs.
        Six Months Ended January 31, 2002
-----------------------------------------

Net sales for the six months of fiscal 2003 were $736,159,878 compared to $476,450,075 for the same period last year. Income before income taxes in fiscal 2003 was $58,194,404, a 159% increase from $22,449,608 in fiscal 2002. Results include Keystone RV from date of acquisition on November 9, 2001. The increase in income before income taxes of $35,744,796 in fiscal 2003 was primarily caused by increased recreation vehicle revenues of $299,843,339, which resulted in an increase in income before income taxes of approximately $40,688,672. Bus revenues were $40,133,536 less in fiscal 2003 than fiscal 2002. Bus income before income taxes in fiscal 2003 was approximately $2,870,688 less than the same period last year because of reduced revenues. These reductions in revenue and profits were due to continued competitive pressure on pricing of buses, decline in airline traffic after the terrorist attacks of September 11, 2001 which affected the hotel, motel, rental car and other bus customers, and delayed purchases of buses affected by state and municipal budget constraints. Corporate costs, excluding interest and other income, are higher than fiscal 2002 by approximately $2,258,000 due primarily to an impairment loss of $1,580,334 recorded on an equity investment classified as available-for-sale in the first quarter of fiscal 2003 and approximately $570,000 in increased profit related bonuses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In addition, interest income was reduced by $82,988 and interest expense increased by $42,170. Other income increased $323,925 due primarily to increased profits of Thor Credit, our joint venture retail finance company for recreation vehicles.

Recreation vehicle revenues increased in the six months of fiscal 2003 by 91.3% to $628,147,113, compared to $328,303,774 in fiscal 2002 and accounted for 85.3% of total company revenues compared to 68.9% in fiscal 2002. Bus revenues in fiscal 2003 decreased by 27.1% to $108,012,765 compared to $148,146,301 in fiscal 2002 and accounted for 14.7% of the total company revenues compared 31.1% in fiscal 2002.

Gross profit as a percentage of sales in fiscal 2003 increased to 14.1% from 10.8% in fiscal 2002 primarily due to increased recreation vehicle sales and lower material cost on recreation vehicles. Selling, general, and administrative expenses and amortization of intangibles were $45,435,061 compared to $30,074,031 for the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expense was 6.2% in fiscal 2003 compared to 6.3% in fiscal 2002. Amortization of intangibles increased in fiscal 2003 to $357,409 compared to $212,767 in fiscal 2002. This increase is due to certain non-compete expenses associated with the Keystone RV acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 54.5% increase in revenue.

The overall effective tax rate was 37.8% for the six months of fiscal 2003 compared to 36.0% for fiscal 2002. The lower rate in fiscal 2002 was due primarily to higher research and development tax credits recognized by the Company in fiscal 2002 versus fiscal 2003.

Financial Condition and Liquidity
---------------------------------

As of January 31, 2003, we had $75,705,134 in cash, cash equivalents and short-term investments, compared to $117,814,513 on July 31, 2002. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalents" or "Investments - short term". The latter are carried on our consolidated balance sheet as "Investments - investments available-for-sale".

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

Working capital at January 31, 2003, was $161,785,944 compared to $134,318,285 on July 31, 2002. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 28, 2003. We expect to renew our credit line. There were no borrowings on this line of credit at January 31, 2003. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $14,100,549 for the six months ended January 31, 2003 were primarily for the planned expansions at our Dutchmen, Four Winds, Keystone and Thor California facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company anticipates additional capital expenditures in 2003 of approximately $21,000,000. The major components of this capital expenditure include completing the plant expansion at our Dutchmen facility of $3,200,000, our Four Winds facility of $1,000,000, and our Keystone facility of $3,100,000. The Company also plans to spend $9,000,000 on a new facility and equipment for our ElDorado National California bus operations. The expansion will allow the Company to increase production efficiencies and techniques and produce 40 foot buses. The balance of capital expenditures will be for purchase or replacement of machinery and equipment in the ordinary course of business.

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

Insurance Reserves

Generally, we are self-insured for workers' compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a Trust and are estimated using historical claims' experience. We have a self-insured retention for products liability and personal injury matters of $5,000,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

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

CONTROLS AND PROCEDURES
-----------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chairman of the Board, President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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



                                         THOR INDUSTRIES, INC.
                                             (Registrant)





DATE    February 27, 2003            /s/ Wade F. B. Thompson
      ----------------------             ---------------------------------------
                                         Wade F. B. Thompson
                                         Chairman of the Board, President
                                         and Chief Executive Officer






DATE    February 27, 2003            /s/ Walter L. Bennett
      ----------------------             ---------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 27, 2003          /s/ Wade F. B. Thompson
       -----------------              ----------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 27, 2003          /s/ Walter L. Bennett
       -----------------              ----------------------------------
                                      Walter L. Bennett
                                      Chief Financial Officer

                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS


In connection with this quarterly report on Form 10-Q of Thor Industries, Inc. for the period ended January 31, 2003, I, Wade F. B. Thompson, Chairman of the Board, President and Chief Executive Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended January 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended January 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.





Date:  February 27, 2003          /s/ Wade F. B. Thompson
       -----------------              ----------------------------------
                                      Wade F. B. Thompson
                                      Chairman, President and Chief Executive
                                      Officer (principal executive officer)







In connection with this quarterly report on Form 10-Q of Thor Industries, Inc. for the period ended January 31, 2003, I, Walter L. Bennett, Chief Financial Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended January 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended January 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.





Date:  February 27, 2003        /s/ Walter L. Bennett
       -----------------            ----------------------------------
                                    Walter L. Bennett
                                    Chief Financial Officer
                                    (principal financial and accounting officer)