Form 10-Q
period 2003-04-30
THOR INDUSTRIES INC
filed 2003-06-05
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  April 30, 2003                COMMISSION FILE NUMBER  1-9235
                   --------------                                        ------



                              THOR INDUSTRIES, INC.
    ------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


                 Delaware                                      93-0768752
-------------------------------------------           --------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


419 West Pike Street, Jackson Center, OH                          45334-0629
----------------------------------------                      ------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------    -------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes            X                    No
               ------------------                      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                         Outstanding at 4/30/03
                      -----                         ----------------------

            Common stock, par value                    28,583,645 shares
                $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------
                                                                                    APRIL 30, 2003         JULY 31, 2002
                                                                                    --------------         -------------
Current assets:
     Cash and cash equivalents                                                        $91,370,775          $113,192,639
     Investments - short term                                                          29,517,318             4,621,874
     Accounts receivable:
         Trade                                                                        102,431,760            72,816,320
         Other                                                                          3,340,016             2,445,578
     Inventories                                                                      102,725,652            94,665,354
     Deferred income taxes and other                                                    9,567,841             3,496,589
                                                                                     ------------          ------------
         Total current assets                                                         338,953,362           291,238,354
                                                                                     ------------          ------------
Property:
     Land                                                                              11,895,856             9,848,968
     Buildings and improvements                                                        49,562,884            37,249,824
     Machinery and equipment                                                           30,044,333            25,625,071
                                                                                     ------------          ------------
         Total cost                                                                    91,503,073            72,723,863
     Accumulated depreciation                                                          25,009,080            20,882,575
                                                                                     ------------          ------------
         Property, net                                                                 66,493,993            51,841,288
                                                                                     ------------          ------------
Investments:
     Joint venture                                                                      2,139,834             2,137,946
     Investments available-for-sale                                                     1,598,248             3,920,746
                                                                                     ------------          ------------
         Total investments                                                              3,738,082             6,058,692
                                                                                     ------------          ------------
Other assets:
     Goodwill                                                                         130,554,872           130,554,872
     Non-compete agreements                                                             3,918,294             4,454,408
     Trademarks                                                                         8,669,642             8,669,642
     Other                                                                              8,405,977             4,685,877
                                                                                     ------------          ------------
         Total other assets                                                           151,548,785           148,364,799
                                                                                     ------------          ------------

TOTAL ASSETS                                                                         $560,734,222          $497,503,133
                                                                                     ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                 $84,363,704           $89,397,885
     Accrued liabilities:
         Taxes                                                                         17,488,950            13,793,041
         Compensation and related items                                                20,272,012            20,463,363
         Product warranties                                                            31,714,430            25,374,825
         Other                                                                          8,822,124             7,890,955
                                                                                     ------------          ------------
              Total current liabilities                                               162,661,220           156,920,069
                                                                                     ------------          ------------

Deferred income taxes and other liabilities                                             6,431,475             5,964,143
Stockholders' equity:
     Common stock - authorized 40,000,000 shares;
         issued 28,583,645 shares @ 4/30/03 and 32,299,838
         shares @ 7/31/02; par value of $.10 per share                                  2,858,365             3,229,984
     Additional paid-in capital                                                        81,224,493            89,941,287
     Accumulated other comprehensive loss                                              (1,156,044)           (1,455,914)
     Retained earnings                                                                309,960,082           273,033,292
     Restricted stock plan                                                             (1,245,369)             (531,062)
     Cost of treasury shares, -0- shares @ 4/30/03
        and  3,816,874 @ 7/31/02                                                                -           (29,598,666)
                                                                                     ------------          ------------
         Total stockholders' equity                                                   391,641,527           334,618,921
                                                                                     ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $560,734,222          $497,503,133
                                                                                     ============          ============

     See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
           -----------------------------------------------------------


                                                             THREE MONTHS ENDED APRIL 30             NINE MONTHS ENDED APRIL 30
                                                           -------------------------------        ---------------------------------
                                                               2003               2002                 2003                2002
                                                           ------------       ------------        --------------       ------------

     Net sales                                             $412,749,534       $367,690,369        $1,148,909,412       $844,140,444

     Cost of products sold                                  355,715,028        320,281,088           988,128,438        745,472,088
                                                           ------------       ------------        --------------       ------------

     Gross profit                                            57,034,506         47,409,281           160,780,974         98,668,356

     Selling, general and
        administrative expenses                              24,556,771         21,118,392            69,991,832         51,192,423

     Impairment of equity securities                                  -                  -             1,580,334                  -

     Interest income                                            397,865            162,393             1,431,129          1,278,645

     Interest expense                                            99,501             43,154               336,071            237,554

     Other income                                               535,684            216,061             1,202,321            558,773
                                                           ------------       ------------        --------------       ------------

     Income before income taxes                              33,311,783         26,626,189            91,506,187         49,075,797

     Provision for income taxes                              13,158,155         10,030,877            35,134,956         18,109,860
                                                           ------------       ------------        --------------       ------------


     Net income                                             $20,153,628        $16,595,312           $56,371,231        $30,965,937
                                                           ============       ============        ==============       ============



     Average common shares outstanding:
     ----------------------------------
         Basic                                               28,583,645         28,442,526            28,541,688         26,718,278
         Diluted                                             28,797,117         28,600,808            28,798,881         26,888,115


     Earnings per common share:
     --------------------------
         Basic                                                $.71                $.58               $1.98          $1.16

         Diluted                                              $.70                $.58               $1.96          $1.15

     Dividends paid per common share:                         $.01                $.01                $.03           $.03
     --------------------------------


     See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE NINE MONTHS ENDED APRIL 30, 2003 AND 2002
               -------------------------------------------------


                                                                                      2003                    2002
                                                                                  -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $56,371,231             $30,965,937
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
Depreciation                                                                        4,148,010               3,453,182
Amortization                                                                          536,114                 391,472
Deferred Income tax                                                                         -               4,226,380
Impairment of equity securities                                                     1,580,334                       -
Purchase of trading investments                                                   (46,514,919)             (3,588,350)
Proceeds from sale of trading investments                                          21,625,573              50,027,883
(Gain) loss on sale of trading investments                                            175,193                (407,012)
Unrealized gain on trading investments                                               (181,291)                      -
(Gain) loss on sale of investments available-for-sale                                   6,205                 (29,322)
CHANGES IN NON CASH ASSETS AND LIABILITIES:
Accounts receivable                                                               (30,486,191)            (37,014,469)
Inventories                                                                        (8,060,298)              3,862,235
Prepaid expenses and other                                                         (9,584,493)                 335,734
Accounts payable                                                                   (5,034,181)             (4,840,072)
Accrued liabilities                                                                 11,060,878              6,444,006
Other liabilities                                                                      661,951              1,599,631
                                                                                  -----------             -----------
Net cash provided by (used in) operating activities                                (3,695,884)             55,427,235
---------------------------------------------------                               -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                                           (18,773,639)             (5,023,521)
Disposals of property, plant & equipment                                               13,472                  27,187
Proceeds from sale of available-for-sale investments                                        -                  96,228
Acquisition of Keystone                                                                     -             (74,794,195)
                                                                                  -----------             -----------
Net cash used in investing activities                                             (18,760,167)            (79,694,301)
-------------------------------------                                             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                       (856,265)               (806,240)
Proceeds from issuance of common stock                                                727,700               1,128,285
                                                                                  -----------             -----------

Net cash provided by (used in) financing activities                                 (128,565)                 322,045
---------------------------------------------------                               -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               762,752                (148,239)
                                                                                  -----------             -----------
Net decrease in cash and equivalents                                              (21,821,864)            (24,093,260)
Cash and equivalents, beginning of year                                           113,192,639              60,058,777
                                                                                  -----------             -----------
CASH AND EQUIVALENTS, END OF PERIOD                                               $91,370,775             $35,965,517
                                                                                  ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                 $32,271,406              $8,871,205
Interest paid                                                                         336,071                 237,554
NON CASH TRANSACTIONS:
Issuance of restricted stock                                                         $908,831                $346,199
Stock issued for Keystone                                                                   -              62,280,663

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The July 31, 2002 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2002. The results of operations for the three months and nine months ended April 30, 2003 are not necessarily indicative of the results for the full year.

2.  Major classifications of inventories are:

                                                      April 30, 2003          July 31, 2002
                                                      --------------          -------------
         Raw materials                                 $51,671,347             $47,286,949
         Chassis                                        21,938,396              21,252,774
         Work in process                                22,633,575              21,305,448
         Finished goods                                 12,967,559              10,582,408
                                                       -----------             -----------
               Total                                   109,210,877             100,427,579
         Less excess of FIFO costs
                 over LIFO costs                         6,485,225               5,762,225
                                                       -----------             -----------
         Total inventories                            $102,725,652             $94,665,354
                                                      ============             ===========


3.  Earnings Per Share

                                          Three months           Three months           Nine months          Nine months
                                              ended                  ended                 ended                ended
                                         April 30, 2003         April 30, 2002        April 30, 2003        April 30, 2002
                                         --------------         --------------        --------------        --------------
      Weighted average shares              28,583,645            28,442,526              28,541,688            26,718,278
      Outstanding for basic
      earnings per share
      Stock options                           213,472               158,282                 257,193               169,837
                                              -------               -------                 -------               -------
      Total - For diluted shares           28,797,117            28,600,808              28,798,881            26,888,115
                                           ==========            ==========              ==========            ==========

4.  Comprehensive Income

                                          Three months          Three months           Nine months           Nine months
                                             ended                 ended                  ended                 ended
                                         April 30, 2003        April 30, 2002         April 30, 2003        April 30, 2002
                                         --------------        --------------         --------------        --------------
      Net income                          $20,153,628           $16,595,312             $56,371,231           $30,965,937
      Foreign currency
        translation adjustment                427,567               114,479                 762,752              (148,239)
      Unrealized appr. (depr.)
        on investments                       (666,150)              726,986                (462,882)              (62,774)
                                          -----------           -----------             -----------           -----------
      Comprehensive income                $19,915,045           $17,436,777             $56,671,101           $30,754,924
                                          ===========           ===========             ===========           ===========

5.  Segment Information

                                         Three months           Three months             Nine months           Nine months
                                            ended                  ended                   ended                 ended
                                        April 30, 2003         April 30, 2002          April 30, 2003        April 30, 2002
                                        --------------         --------------          --------------        --------------
      Net Sales:
        Recreation vehicles
           Towables                      $297,082,020           $249,533,785            $823,595,537          $502,475,802
           Motorized                       61,515,814             50,538,207             161,983,014           124,612,584
           Other                              582,960                636,402               1,749,356             1,923,782
        Buses                              53,568,740             66,981,975             161,581,505           215,128,276
                                           ----------             ----------             -----------           -----------
        Total                            $412,749,534           $367,690,369          $1,148,909,412          $844,140,444
                                         ============           ============          ==============          ============

                                           Three months        Three months            Nine Months            Nine Months
                                              ended               ended                   ended                  ended
                                          April 30, 2003       April 30, 2002         April 30, 2003         April 30, 2002
                                          --------------       --------------         --------------         --------------
      Income Before Income Taxes:
         Recreation vehicles               $32,298,946          $26,316,445             $89,235,888           $42,581,970
         Buses                               2,513,662            2,687,766               8,452,774            11,497,570
         Corporate                          (1,500,825)          (2,378,022)             (6,182,475)           (5,003,743)
                                           -----------          -----------             -----------           -----------
         Total                             $33,311,783          $26,626,189             $91,506,187           $49,075,797
                                           ===========          ===========             ===========           ===========


                                                                                      April 30, 2003         July 31, 2002
                                                                                      --------------         -------------
      Identifiable Assets:
        Recreation vehicles                                                            $350,362,808          $293,870,571
        Buses                                                                            63,728,504            64,436,446
        Corporate                                                                       146,642,910           139,196,116
                                                                                       ------------          ------------
        Total                                                                          $560,734,222          $497,503,133
                                                                                       ============          ============

6.  Accounting Pronouncements

    On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002 (See footnote 11 and 12 for disclosure).

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

    At April 30, 2003, the Company held equity investments with a fair market value of $1,598,248 and cost basis of $2,310,375 after a recognized impairment. The Company recorded animpairment charge of $1,580,334 in the first quarter of fiscal 2003 relating to its investment in an equity security as it was determined that the decline in market value of the investment was deemed to be other than temporary. The impairment charge is included in the statement of consolidated income caption "Impairment of equity securities". These investments are included in investments available-for-sale.

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

                                                                 Actual                                   Pro Forma
                                                               Nine Months                               Nine Months
                                                                  Ended                                     Ended
                                                             April 30, 2003                            April 30, 2002
                                                             --------------                            --------------

      Net Sales                                              $1,148,909,412                             $978,764,356
      Net Income                                                 56,371,231                               40,703,693
      Earnings per common share
              Basic                                               $1.98                                  $1.39
              Diluted                                             $1.96                                  $1.39


9.  Other Intangible Assets

    The components of other intangibles are as follows:

                                                            April 30, 2003                          April 30, 2002
                                                   -------------------------------           -----------------------------
                                                                      Accumulated                             Accumulated
                                                       Cost           Amortization              Cost          Amortization
                                                   -----------        ------------           -----------      ------------
      Amortized Intangible Assets:
         Non-compete agreements                    $14,073,367         $10,155,073           $14,073,367       $9,440,255


                                                         Three Months                                Nine Months
                                                            Ended                                       Ended
                                              April 30, 2003      April 30, 2002          April 30, 2003     April 30, 2002
                                              --------------      --------------          --------------     --------------

      Non-compete Agreement
         Amortization expense                     $178,705           $178,705                $536,114            $391,472


    Non-compete agreements are amortized on a straight-line basis.

    Estimated Amortization Expense:

    For the year ending July 2004                              $714,818
    For the year ending July 2005                              $671,485
    For the year ending July 2006                              $584,818
    For the year ending July 2007                              $584,818
    For the year ending July 2008                              $584,818

10. Treasury Shares

    The Company retired 3,816,874 shares from treasury stock in the first quarter of fiscal 2003. This retirement resulted in a reduction of $29,598,666 in Treasury Stock, $381,688 in Common Stock, $10,628,802 in
    Additional Paid-In Capital and $18,588,176 in Retained Earnings.

11. Warranty

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

                                    Three Months           Three Months             Nine Months             Nine Months
                                        Ended                  Ended                   Ended                   Ended
                                   April 30, 2003         April 30, 2002          April 30, 2003          April 30, 2002
                                   --------------         --------------          --------------          --------------

      Beginning Balance              $29,175,078            $22,239,988             $25,374,825             $12,541,890
      Provision                       11,847,973              7,925,381              33,228,155              17,703,478
      Payments                         9,308,621              7,655,705              26,888,550              16,611,555
      Acquisitions                             -                      -                       -               8,875,851
                                     -----------           ------------             -----------             -----------
      Ending Balance                 $31,714,430            $22,509,664             $31,714,430             $22,509,664
                                     ===========            ===========             ===========             ===========


12. Commercial Commitments

    Our principal commercial commitments at April 30, 2003 are summarized in the following chart:


                                                                     Total                         Term of
      Commitment                                               Amount Commitment                  Guarantee
      ----------                                               -----------------                  ---------
      Guarantee on dealer financing                                $2,930,000                  less than 1 year

      Standby repurchase obligation
        on dealer financing                                      $392,321,000                  less than 1 year

    The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $139,000 as of April 30, 2003.

13. Stock-Based Compensation

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

                                  Three Months           Three Months               Nine Months              Nine Months
                                     Ended                  Ended                      Ended                     Ended
                                 April 30, 2003         April 30, 2002             April 30, 2003           April 30, 2002
                                 --------------         --------------             --------------           --------------
      Net Income
        As reported               $20,153,628             $16,595,312                 $56,371,231             $30,965,937
        Pro forma                  19,995,597              16,532,569                  55,897,138              30,777,708

      Earnings Per Common Share - Basic
       As reported                  $.71                    $.58                        $1.98                   $1.16
       Pro forma                    $.70                    $.58                        $1.96                   $1.15

      Earnings Per Common Share - Diluted
        As reported                 $.70                    $.58                        $1.96                   $1.15
        Pro forma                   $.69                    $.58                        $1.94                   $1.14


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

Quarter Ended April 30, 2003 vs.
    Quarter Ended April 30, 2002
--------------------------------

Net sales for the third quarter of fiscal 2003 were $412,749,534 compared to $367,690,369 for the third quarter of fiscal 2002. Income before income taxes in fiscal 2003 was $33,311,783, a 25.1% increase from $26,626,189 in fiscal 2002.
The increase in income before income taxes of $6,685,594 in fiscal 2003 was primarily caused by increased recreation vehicle revenues of $58,472,400, which resulted in an increase in income before income taxes of approximately $5,982,501. Bus revenues were $13,413,235 less in fiscal 2003 than in fiscal 2002. Bus income before income taxes in fiscal 2003 was approximately $174,104 less than the same period last year due primarily to reduced revenues. Reductions in revenue were due to continued competitive pressure on pricing of buses, decline in airline traffic, and delayed purchases of buses affected by state and municipal budget constraints. Corporate costs, excluding interest and other income, were lower than fiscal 2002 by approximately $486,000 due primarily to lower medical reserve funding in fiscal 2003 of approximately $682,000 as a result of reduced medical claims for fiscal 2003. Interest income increased by $235,472 due to increased investable cash and other income increased by $319,623 due primarily to increased profits of Thor Credit Corporation, our joint venture retail finance company for recreation vehicles. Interest expense increased by $56,347 in fiscal 2003 due primarily to bus chassis financing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Recreation vehicle revenues increased in fiscal 2003 by 19.4% to $359,180,794 compared to $300,708,394 in fiscal 2002, and accounted for 87% of total company revenues compared to 81.8% in fiscal 2002. Recreation vehicle backlogs were $172,733,000 at April 30, 2003, down 34.9% compared to the same period last year. This decrease is due to tight economic conditions and the run up to the Iraq war and the war itself. Bus revenues in fiscal 2003 decreased by 20% to $53,568,740 compared to $66,981,975 in fiscal 2002 and accounted for 13% of the total company revenues compared to 18.2% in fiscal 2002. Bus order backlog of $97,394,000 at April 30, 2003 was up 1.1% compared to the same period last year.

Gross profit as a percentage of sales in fiscal 2003 increased to 13.8% from 12.9% in fiscal 2002 primarily due to increased recreation vehicle sales and lower material cost on recreation vehicles. Price increases during the third quarter averaged less than 1% for recreation vehicles. Bus pricing did not increase due to competitive pressures. Selling, general, and administrative expense and amortization of intangibles were $24,556,771 compared to $21,118,392 for the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expense was 5.9% in fiscal 2003 compared to 5.7% in fiscal 2002. Amortization of intangibles was $180,000 in both fiscal 2003 and 2002. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 12.3% increase in revenue.

The overall effective tax rate was 39.5% for fiscal 2003 compared to 37.7% for fiscal 2002. The lower rate in fiscal 2002 was due primarily to recording of a benefit from lower than expected state tax audit assessments.

Nine Months Ended April 30, 2003 vs.
    Nine Months Ended April 30, 2002
------------------------------------

Net sales for the nine months of fiscal 2003 were $1,148,909,412 compared to $844,140,444 for the same period last year. Income before income taxes in fiscal 2003 was $91,506,187, a 86.5% increase from $49,075,797 in fiscal 2002. Results include Keystone RV from date of acquisition on November 9, 2001. The increase in income before income taxes of $42,430,390 in fiscal 2003 was primarily caused by increased recreation vehicle revenues of $358,315,739, which resulted in an increase in income before income taxes of approximately $46,653,918. Bus revenues were $53,546,771 less in fiscal 2003 than fiscal 2002. Bus income before income taxes in fiscal 2003 was approximately $3,044,796 less than the same period last year because of reduced revenues. These reductions in revenue and profits were due to continued competitive pressure on pricing of buses, decline in airline traffic, and delayed purchases of buses affected by state and municipal budget constraints. Corporate costs, excluding interest and other income, are higher than fiscal 2002 by approximately $1,772,000 due primarily to an impairment loss of $1,580,000 recorded on an equity investment classified as available-for-sale in the first quarter of fiscal 2003.

Interest income increased by $152,484 due to increased investable cash and other income increased by $643,548 due primarily to increased profits of Thor Credit, our joint venture retail finance company for recreation vehicles. Interest expense increased in fiscal 2003 by $98,517 due primarily to bus chassis financing.

Recreation vehicle revenues increased in the nine months of fiscal 2003 by 57.0% to $987,327,907 compared to $629,012,168 in fiscal 2002 and accounted for 85.9% of total company revenues compared to 74.5% in fiscal 2002. Bus revenues in fiscal 2003 decreased by 24.9% to $161,581,505 compared to $215,128,276 in fiscal 2002 and accounted for 14.1% of the total company revenues compared to 25.5% in fiscal 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Gross profit as a percentage of sales in fiscal 2003 increased to 14.0% from 11.7% in fiscal 2002 primarily due to increased recreation vehicle sales and lower material cost on recreation vehicles. Selling, general, and administrative expenses and amortization of intangibles were $69,991,832 compared to $51,192,423 for the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expense was 6.1% in fiscal 2003 and 2002. Amortization of intangibles increased in fiscal 2003 to $536,000 compared to $391,000 in fiscal 2002. This increase is due to certain non-compete expenses associated with the Keystone RV acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 36% increase in revenue.

The overall effective tax rate was 38.4% for the nine months of fiscal 2003 compared to 36.9% for fiscal 2002. The lower rate in fiscal 2002 was due primarily to higher research and development tax credits recognized by the Company in fiscal 2002 versus fiscal 2003 and recording of a benefit from lower than expected state tax audit assessments in fiscal 2002.

Financial Condition and Liquidity
---------------------------------

As of April 30, 2003, we had $120,888,093 in cash, cash equivalents and short-term investments, compared to $117,814,513 on July 31, 2002. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalents" or "Investments - short term". The latter are carried on our consolidated balance sheet as "Investments - investments available-for-sale".

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

Working capital at April 30, 2003, was $176,292,142 compared to $134,318,285 on July 31, 2002. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 28, 2003. We expect to renew our credit line. There were no borrowings on this line of credit at April 30, 2003. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $18,774,000 for the nine months ended April 30, 2003 were primarily for the planned expansions at our Dutchmen, Four Winds, Keystone, Thor California and ElDorado California facilities.

The Company anticipates additional capital expenditures in fiscal 2003 of approximately $7,800,000. The major components of this capital expenditure include completing the plant expansion at our Dutchmen facility of $2,400,000, our Keystone facility of $1,600,000 and $2,300,000 toward a new facility and equipment for our ElDorado National California bus operations. The ElDorado National California expansion will allow the Company to increase production efficiencies and produce 40 foot buses. The balance of capital expenditures will be for purchase or replacement of machinery and equipment in the ordinary course of business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

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

                           PART II - OTHER INFORMATION
Item 6.         Exhibits and Reports on Form 8-K

                a.)  Exhibits
                         N/A
                b.) Reports on Form 8-K

                    On March 3, 2003, the Company filed a Form 8-K announcing its financial results for the second quarter and six months ended January 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THOR INDUSTRIES, INC.
                                          (Registrant)





DATE         June 4, 2003            /s/ Wade F. B. Thompson
       --------------------------        ------------------------------
                                         Wade F. B. Thompson
                                         Chairman of the Board, President
                                         and Chief Executive Officer






DATE         June 4, 2003            /s/ Walter L. Bennett
       --------------------------        ------------------------------
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




Date:    June 4, 2003        /s/  Wade F. B. Thompson
         ------------        -----------------------------------------------
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





Date:    June 4, 2003                    /s/ Walter L. Bennett
         ------------                    --------------------------------------
                                         Walter L. Bennett
                                         Chief Financial Officer

                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

In connection with this quarterly report on Form 10-Q of Thor Industries, Inc. for the period ended April 30, 2003, I, Wade F. B. Thompson, Chairman of the Board, President and Chief Executive Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended April 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended April 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.





Date:   June 4, 2003               /s/ Wade F. B. Thompson
      ---------------              ---------------------------------------
                                   Wade F. B. Thompson
                                   Chairman, President and Chief Executive
                                   Officer (principal executive officer)



In connection with this quarterly report on Form 10-Q of Thor Industries, Inc. for the period ended April 30, 2003, I, Walter L. Bennett, Chief Financial Officer of Thor Industries, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended April 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended April 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Thor Industries, Inc.





Date:   June 4, 2003               /s/ Walter L. Bennett
      ---------------              --------------------------------------------
                                   Walter L. Bennett
                                   Chief Financial Officer
                                   (principal financial and accounting officer)