Form 10-K
period 2003-07-31
THOR INDUSTRIES INC
filed 2003-10-29
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     For the fiscal year ended July 31, 2003, Commission File Number 1-9235

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

Common Stock (par value $.10 per share)  New York Stock Exchange


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

Yes     X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the act).

Yes     X     No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2003 was $370,934,493, based on the closing price of the registrant's common shares on January 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) executive officers of the registrant who are identified as "named executive officers" pursuant to Item 11 of the registrants Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant's common shares. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant's stock outstanding as of October 14, 2003 was 28,621,296.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 9, 2003 are incorporated by reference in Part III of this Annual Report on form 10-K.

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

Our principal recreation vehicle operating subsidiaries are Airstream, Inc. (Airstream), Dutchmen Manufacturing, Inc. (Dutchmen), Four Winds International, Inc. (Four Winds), Keystone RV Company (Keystone), Komfort Corp. (Komfort), Thor America, Inc. (Thor America), Citair, Inc. (Citair), Thor California, Inc. (Thor California), and Damon Corporation (Damon). Our principal small and mid-size bus operating subsidiaries are Champion Bus, Inc. (Champion), ElDorado National California, Inc. (ElDorado California), and ElDorado National Kansas, Inc. (ElDorado Kansas).

On November 9, 2001, we acquired 100% of the common and preferred stock of Keystone RV Company. Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of $151,104,000 consisted of cash of $88,824,000 and 4,500,000 shares of Thor common stock valued at $62,280,000, of which 2,744,832 shares were restricted. The value of the common stock was based on the average market price of Thor's common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The value of the restricted shares was based on an independent appraisal.

On September 2, 2003 we acquired 100% of the common stock of Damon Corporation, a major manufacturer of Class A motorhomes and the largest builder of park models. Damon has approximately $200 million in sales, approximately 82% of which is Class A motorhomes and the balance in park models. Its acquisition makes Thor the fourth largest class A motorhome builder with 8.5% of the market according to Statistical Surveys, Inc. The purchase price, which is subject to audit and other outstanding conditions was approximately $29,866,000. In addition, immediately after the closing, the Company paid off a $12,972,000 bank debt assumed in connection with the acquisition.

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

Dutchmen

Our Dutchmen subsidiary manufactures and sells conventional travel trailers and fifth wheels primarily under the trade names Dutchmen, Four Winds, Aero and T@b. Dutchmen has become one of the largest-selling brands in the United States due to its reputation for a quality product sold at a lower price.

Four Winds

Our Four Winds subsidiary manufactures and sells Class C and Class A motorhomes. It is the second largest manufacturer of Class C motorhomes with 16% of the total retail market segment. Its products are sold under trade names such as Four Winds, Hurricane, Infinity, Windsport, Mandalay, Dutchmen, Chateau and Fun Mover.

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

Keystone

Our Keystone subsidiary, acquired on November 9, 2001, manufactures travel trailers and fifth wheels under trade names such as Montana, Springdale, Hornet, Sprinter, Outback, Laredo, Everest, Mountaineer, Challenger, and Cougar. Keystone's Montana and Cougar fifth wheels are the number one and number two brands with an approximate combined 13% share of that retail segment.

Komfort

Our Komfort subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Komfort and Trailblazer primarily in the western United States and western Canada.

Thor California

Our Thor California subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Wanderer, Tahoe and Jazz primarily in the western United States.

Damon Motor Coach

Damon Motor Coach (part of newly acquired Damon Corporation) builds gasoline (approximately 80% of sales) and diesel (approximately 20% of sales) Class A motor homes. In the seven months ended July 31, 2003, it achieved 5.1% of the Class A market and was the seventh largest Class A builder, according to Statistical Surveys, Inc.

Breckenridge

Breckenridge is the park model division of the newly acquired Damon Corporation. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered as a country cottage. Breckenridge is the largest park model builder with a 26% share of this approximately 5,000 annual unit market.

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

We believe that our bus division is the largest unit manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid-Size Bus Manufacturers Association.

PRODUCT LINE SALES SEGMENT

The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three fiscal years.

                             2003                   2002                  2001
                             ----                   ----                  ----
                                                   ($000)

                          Amount     %           Amount     %           Amount   %
                        -----------------------------------------------------------
Recreation vehicles     $1,354,412   86        $  973,697   78        $529,694   64

Buses                      216,992   14           271,603   22         292,034   36
                        -----------------------------------------------------------
Total Net Sales         $1,571,404  100        $1,245,300  100        $821,728  100
                        -----------------------------------------------------------

Additional information concerning business segments is included in Note M of the Notes to the Consolidated Financial Statements.

RECREATION VEHICLES

Overview

We manufacture and sell a wide variety of recreation vehicles throughout the United States and Canada, as well as related parts and accessories. Recreation vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association or RVIA. The principal types of recreation vehicles that we produce include conventional travel trailers, fifth wheels, Class A and Class C motorhomes and park models.

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pick-up trucks or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce "conventional," and "fifth wheel" travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of the pickup truck.

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

Park models are recreational dwellings towed to a permanent site such as a lake, woods or park. The maximum size of park models is 400 square feet. They provide comfortable self contained living and are second homes for approximately 94% of their owners according to The Recreational Park Trailer Association.

Production

In order to minimize finished inventory, our recreation vehicles generally are produced to order. Our facilities are designed to provide efficient assembly line manufacturing of products. We are currently expanding our production facilities to accommodate increased demand. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities.

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

Our relationship with our chassis suppliers is similar to all buyer/vendor relationships and no special contractual commitment is engaged in by either party. Historically, Ford and General Motors resort to an industry-wide allocation basis during restriction of supply. These allocations would be based on the volume of chassis previously purchased. Sales of motor homes and small buses rely on these chassis and are affected accordingly.

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

Marketing and Distribution

We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2003, there were approximately 1,562 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management personnel and the many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor's products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.

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

In our selection of individual dealers, we emphasize the dealer's financial strength to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 5% of our consolidated net sales of recreation vehicles during fiscal 2003.

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

During fiscal 2003 the losses incurred due to repurchase were approximately $494,000 compared to $730,000 during fiscal 2002.

Joint Ventures

In March 1996, our Company and Cruise America, Inc. formed a joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2003 we were contingently liable for repurchase obligations of CAT Joint Venture inventory in the amount of approximately $6.7 million.

Financing

Thor Credit Corporation is a captive recreation vehicle finance company jointly owned by our company and ETrade Group, Inc., a major financial institution.

Backlogs

As of July 31, 2003, the backlog for recreation vehicle orders was approximately $201,112,000 compared to $251,354,000 at July 31, 2002. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate widely seasonally. In the recreation vehicle business our manufacturing time is quite short.

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

SMALL AND MID-SIZE BUSES

Overview

Our line of small and mid-size buses are sold under the names ElDorado National and Champion Bus. ElDorado National's trade names include Aerolite, AeroElite, Aerotech, Access, Escort FE, Escort RE, Transmark, MST, EZ Rider and Axess. Champion Bus'trade names include Challenger, CTS, Crusader, and Defender. Our line of small and mid-size buses consists of airport shuttle buses, intra-urban and inter-urban mass transportation buses, and buses for tourist uses.

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

Marketing and Distribution

We market our small and mid-size buses through a network of 80 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2003, one of our dealers, accounted for 22% of the Company's net bus revenue. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Approximately 65% of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.

Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.

Backlog

As of July 31, 2003 the backlog for bus orders was approximately $108,256,000 compared to $99,228,000 at July 31, 2002. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in the first nine months of fiscal 2004.

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

Trademarks and Patents

We have registered United States and Canadian trademarks or licenses covering the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.

EMPLOYEE RELATIONS

At July 31, 2003, we had approximately 5,485 employees in the United States and 269 employees in Canada. Of these 5,754 employees, 642 are salaried. Citair's and Thor America's approximately 359 hourly employees are currently represented by certified labor organizations. Thor America's new contract was ratified on September 30, 2003 and will be effective October 1, 2003 through October 1, 2006. Our Citair Hensall division contract expired September 30, 2003 and the union employees are continuing to work and negotiate. Citair Oliver's contract expires October 16, 2003. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees. An unfair labor practice complaint filed against Champion in 2001 was dismissed in favor of Champion in 2002.

During 2002, an attempt was made to organize our Airstream facility. On June 27, 2002 the National Labor Relations Board approved the withdrawal of the attempt with prejudice for 6 months from filing any new petitions.

RESEARCH AND DEVELOPMENT

During the fiscal years 2003, 2002 and 2001, we expensed approximately $1,067,000, $1,405,000, and $1,507,000 respectively, on research and development activities.

We have co-developed a bus using a fuel cell as its power source. Our cumulative expenditures on the project, which have been expensed, are approximately $1,260,000. We do not know whether or not it is feasible to produce this product at a reasonable cost and have no intention to commit material assets to the project unless its feasibility is established. At the present time the project is in the field testing phase.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 2.3% and 6.0% in fiscal 2003, 2.3% and 5.3% in fiscal 2002 and 3.4% and 3.4% in fiscal 2001, respectively of our total net sales to unaffiliated customers in fiscal year 2003.

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

ITEM 2. PROPERTIES

We own or lease approximately 3,722,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities, together with facilities planned for fiscal 2004, are adequate for our current and foreseeable purposes and that we would be able to obtain replacement for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our facilities as of July 31, 2003.

                                                                          Approximate
                                                                           Building
                                                                No. of       Area
              Location                      Owned or Leased   Buildings   Square Feet
              --------                      ---------------   ---------   -----------
RVs:
Jackson Center, OH (Airstream)..........         Owned            9         299,000
Jackson Center, OH (Airstream) (1)......        Leased            2           5,000
Middleburg, PA(Thor America)............         Owned            3         116,000
Hensall, Ontario, Canada (Citair).......         Owned            1          97,000
Oliver, B.C., Canada (Citair)...........         Owned            1          55,000
Middlebury, IN (Dutchmen)...............         Owned            1          20,000
Goshen, IN (Dutchmen)...................         Owned            7         359,000
Goshen, IN (Dutchmen) (2)...............        Leased            1          45,000
Syracuse, IN (Aero).....................         Owned            3         114,000
Syracuse, IN (Aero) (3).................        Leased            1          49,000
Bristol, IN (Dutchmen) (4)..............        Leased            6         106,000
Elkhart, IN (Four Winds)................         Owned            8         473,000
Milwaukie, OR (Komfort) (5).............        Leased            1          57,000
Clackamas, OR (Komfort).................         Owned            1         107,000
Moreno Valley, CA(Thor California) (6)..        Leased            3         166,000
Moreno Valley, CA(Thor California) (7)..        Leased            1          49,000
Moreno Valley, CA(Thor California)......         Owned            1          63,000
Goshen, IN (Keystone) (9)...............        Leased           12         645,000
Goshen, IN (Keystone)...................         Owned            3         216,000
Pendleton, OR (Keystone) (10)...........        Leased            1         146,000

SMALL AND MID-SIZE BUSES:
Salina, KS (ElDorado Kansas)............         Owned            2         252,000
Chino, CA(ElDorado California) (8)......        Leased            3          82,000
Imlay City, Michigan (Champion Bus).....         Owned            5         201,000
                                                              ---------------------
TOTAL...................................                         76       3,722,000
                                                              ---------------------

(1) These leased storage facilities are occupied under a 1 year lease which expires July 31, 2004, with three one year options to renew.

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

(6) This location is occupied under a net lease which expires in 2008 with an option to extend for five years.

(7) This location is occupied under a net lease which expires October, 1, 2010.

(8) This location is occupied under a net lease which expires in November 2003 with an option to extend for 1 year.

(9) These locations are occupied under net leases, expiring at various periods starting in 2003. Leases have extension and or options to purchase.

(10) This location is occupied under a net lease which expires in December 2003 with an option to extend for six years.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state "lemon laws," warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material. In addition to these claims, we are a defendant in a lawsuit in Ontario, Canada. This suit arises out of an agreement relating to the manufacture of a low floor bus. The plaintiff claims that we illegally utilized the concept of the low floor bus for our own profit and that we breached the contract with it in the manner specified in the complaint. The plaintiff has asked for substantial money damages including punitive damages including puntive damages. We have counter claimed against the plaintiff claiming that we overpaid it in excess of $800,000. The case is in the discovery phase and no trial date has been set. Although there can be no assurances, we are of the opinion that there will be no material cost to us as a result of this lawsuit.

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

                        Fiscal 2003           Fiscal 2002
                        -----------           -----------
                       High       Low       High        Low
                      --------------------------------------
First Quarter......   $37.18    $27.45     $17.86     $10.74
Second Quarter.....    42.78     26.30      24.25      16.62
Third Quarter......    32.29     21.45      31.00      21.04
Fourth Quarter.....    45.85     31.00      36.80      24.60

(b) HOLDERS

As of October 14, 2003, the number of holders of record of the Company's common stock was 28,621,296.

(c) DIVIDENDS

We paid quarterly dividends of $.01 per share in each of the first three quarters of fiscal 2003 and $.02 per share in the fourth quarter of fiscal 2003 and $.01 per share in all four quarters of fiscal 2002. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the board of directors may deem relevant.

(d) EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of July 31, 2003 about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under all the Company's existing equity compensation plans, including the 1999 Stock Option Plan and the Thor Industries, Inc. Restricted Stock Plan.

                                                                                                         Number of securities
                                                     Number of securities                              remaining available for
                                                        to be issued             Weighted-average       future issuance under
                                                      upon exercise of           exercise price of     equity compensation plans
                                                     outstanding options,      outstanding options,      (excluding securities
        Plan category                                 warrants and rights       warrants and rights      reflected in column (a))
        -------------                                 -------------------       -------------------      ------------------------
                                                             (a)                         (b)                         (c)
Equity compensation plans
   approved by security holders....................        329,357                      $  18.51                   524,668
Equity compensation plans
   not approved by security holders................              0                          NA                     203,625
                                                           -------                      --------                   -------
Total..............................................        329,357                      $  18.51                   728,293
                                                           -------                      --------                   -------

ITEM 6. SELECTED FINANCIAL DATA

                                                                              Fiscal years ended July 31,
                                                     ---------------------------------------------------------------------------
                                                        2003               2002         2001             2000            1999
                                                     ---------------------------------------------------------------------------
          Income statement data:                                             ($000, except per share amounts)
Net sales (2)..................................      $1,571,404       $1,245,300     $ 821,728        $  910,079      $  822,072
Net income (2).................................          78,631           51,182        26,722            36,119          30,766
Earnings per common share (1) (2)
  Basic........................................            2.75             1.88          1.12              1.49            1.27
  Diluted......................................            2.74             1.87          1.11              1.48            1.26
Dividends per common share (1) (2).............             .05              .04           .04               .04             .04

Balance sheet data:
Total assets (2)...............................      $  608,941       $  497,503     $ 309,067        $  282,131      $  245,912

(1) Per share amounts were adjusted for the two-for-one stock split in July
2002.

(2) Selected financial data for 2003 and 2002 include the results of Keystone RV Company, which was acquired on November 9, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales in fiscal 2003 totaled $1,571,404,414 versus $1,245,299,721 in fiscal 2002. Net income in fiscal 2003 totaled $78,630,765 versus $51,181,673 in 2002.
Basic earnings per share of our common stock in fiscal 2003 were $2.75 compared to $1.88 in fiscal 2002. Our consolidated statements of income for the years ended July 31, 2003, 2002 and 2001 shown as a percentage of net sales are:

                                                                 Fiscal years ended July 31,
                                                                 ---------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
Net sales ..................................................    100.0%     100.0%     100.0%
Cost of products sold ......................................     85.9       87.4       89.1
                                                                -----      -----      -----
Gross profit ...............................................     14.1       12.6       10.9
Selling, general and administrative expenses ...............      6.2        6.1        6.2
Impairment of equity securities ............................      (.1)       (.2)        --
Other income (net) .........................................       .2         .2         .5
                                                                -----      -----      -----
Income before income taxes .................................      8.0        6.6        5.3
Income taxes ...............................................      3.0        2.5        2.0
                                                                -----      -----      -----
Net income .................................................      5.0%       4.1%       3.3%
                                                                -----      -----      -----

FISCAL 2003 VS. FISCAL 2002

Net sales in fiscal 2003 were $1,571,404,414, a 26.2% increase from $1,245,299,721 in fiscal 2002. Income before income taxes in fiscal 2003 was $126,244,258, a 54.3% increase from $81,827,235 in fiscal 2002. This increase in income before income taxes of $44,417,023 was primarily caused by increased recreation vehicle revenue of $380,715,133, which resulted in an increase in income before income taxes of approximately $45,220,000. Bus revenues were $54,610,440 less in fiscal 2003 than in fiscal 2002. Bus income before income taxes in fiscal 2003 was approximately $2,710,000 less than the same period last year due primarily to reduced revenues. Reduction in revenue was due to continued competitive pressure on the pricing of buses, decline in airline traffic, and delayed purchase of buses affected by state and municipal budget constraints. Corporate costs, excluding interest and other income, were lower than fiscal 2002 by approximately $762,000 due primarily to reduced impairment losses of $539,000 recorded on an equity investment classified as available-for-sale for fiscal 2003 compared to 2002.

Interest income increased by $543,542 due to increased investable cash and other income increased by $675,372 due primarily to increased profits of Thor Credit, our joint venture retail finance company for recreation vehicles. Interest expense increased in fiscal 2003 by $64,228 due primarily to bus chassis financing.

Recreation vehicle revenues increased in fiscal 2003 by 39.1% to $1,354,412,440 compared to $973,697,307 in fiscal 2002 and accounted for 86.2% of total company revenues compared to 78.2% in fiscal 2002. Recreation vehicle order backlog of $201,112,000 at July 31, 2003 was down 20% compared to the same period last year. This decrease compared to July 31, 2002 is due primarily to the expanded new capacity at our Keystone facilities allowing reduced time between vehicle production and shipments. Bus revenues in fiscal 2003 decreased by 20.1% to $216,991,974 compared to $271,602,414 in fiscal 2002 and accounted for 13.8% of the total company revenues compared to 21.8% in fiscal 2002. Bus vehicle order backlog of $108,256,000 at July 31, 2003 was up 9.1% compared to the same period last year.

Gross profit as a percentage of sales in fiscal 2003 increased to 14.1% from 12.6% in fiscal 2002 primarily due to increased recreation vehicle sales and lower material cost on recreation vehicles. Recreation vehicle price increases averaged 2% for fiscal 2003. Price increase for buses were less than 1% due to soft market conditions and competitive pressures. Selling, general and administrative expenses and amortization of intangibles was $97,895,716 compared to $75,419,423 for the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expenses were 6.2% in fiscal 2003 compared to 6.1% in fiscal 2002. Amortization of intangibles increased in fiscal 2003 to $714,819 compared to $570,176 in fiscal 2002. This increase is due to certain non-compete expenses associated with the Keystone RV acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 26.2% increase in revenue.

The overall effective tax rate was 37.7% for fiscal 2003 compared to 37.5% for fiscal 2002. The lower rate in fiscal 2002 was due primarily to higher research and development tax credits recognized by the Company in fiscal 2002 versus fiscal 2003.

FISCAL 2002 VS. FISCAL 2001

Net sales in fiscal 2002 were $1,245,299,721, a 51.5% increase from $821,728,255 in fiscal 2001. Income before income taxes in fiscal 2002 was $81,827,235 an 89.0% increase from $43,287,016 in fiscal 2001. The increase in income before income taxes of $38,540,219 in fiscal 2002 was primarily caused by increased recreation vehicle revenue of $444,003,459 which resulted in an increase in income before income taxes of approximately $52,224,000. Included in fiscal 2002 are sales of $391,431,389 and income before income taxes of $44,952,817 for Keystone RV acquired on November 9, 2001. Bus revenues were $20,431,993 less in fiscal 2002 than in fiscal 2001. Bus income before income taxes in fiscal 2002 was approximately $5,166,000 less than fiscal 2001 because of reduced revenues and overall lower margins. This was due to continued competitive pressure on pricing of buses and decline in airline traffic after the terrorist attacks of September 11, 2001 which affected the hotel, motel, rental car and other businesses and delayed purchase of buses. State and municipal budget constraints have also affected bus sales. Corporate costs were higher than fiscal 2001 by approximately $8,500,000 due primarily to increased tax related expenses on research and development tax credits and other tax planning of $1,052,000, additional funding of group medical reserves of $1,035,000, increases of approximately $1,390,000 in profit related bonuses, and an impairment loss of $2,119,000 recorded on an equity investment classified as available for sale. In addition, interest income was reduced by $2,286,000.

Recreation vehicle revenues increased in fiscal 2002 by 83.8% to $973,697,307 compared to $529,693,848 in fiscal 2001 and accounted for 78.2% of total company revenues compared to 64.5% in fiscal 2001. Recreation vehicle order backlog of $251,354,000 (includes $160,724,000 for Keystone RV) at July 31, 2002 was up
385.7% compared to fiscal 2001. Excluding Keystone RV backlog, recreation vehicle backlogs were $90,630,000 at July 31, 2002, up 75.1% from July 31, 2001. This increase is due to the continued strengthening of the marketplace. Bus revenues in fiscal 2002 decreased by 7.0% to $271,602,414 compared to $292,034,407 in fiscal 2001 and accounted for 21.8% of total company revenues compared to 35.5% in fiscal 2001. Bus vehicle order backlog of $99,228,000 at July 31, 2002 was down 42.1% compared to July 31, 2001. This reduction is a reflection of delayed purchases and funding as a result of September 11, 2001 circumstances and state and municipal budget constraints.

Gross profit as a percentage of sales in fiscal 2002 increased to 12.6% from 10.9% in fiscal 2001 primarily due to increased recreation vehicle sales. Recreation vehicle price increases averaged 2% for fiscal 2002. Price increases for buses were 1% due to soft market conditions and competitive pressures. Selling, general and administrative expenses and amortization of intangibles was $75,419,423 compared to $50,813,028 for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 6.1% in fiscal 2002 compared to 6.2% in fiscal 2001. Amortization of intangibles decreased in fiscal 2002 to $570,176 compared to $1,346,080 in fiscal 2001. This $775,904 reduction is primarily due to expirations of certain non-compete expenses offset by the Keystone non-compete cost of $433,926 for fiscal 2002, and the reduction in goodwill and trademark amortization expenses in fiscal 2002 of $688,050 resulting from the Company's adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". The additional selling, general and administrative costs offsetting the reduction of amortization of intangibles is due primarily to the increased costs associated with the substantial 51.5% increase in revenue. Interest income decreased by $2,334,215 due primarily to lower market rates in fiscal 2002 and the use of cash investments to primarily fund the acquisition of Keystone RV Company on November 9, 2001.

The overall effective income tax rate was 37.5% for fiscal 2002 compared to 38.3% for fiscal 2001 due primarily to research and development tax credits and lower than expected state tax audit assessments.

FINANCIAL CONDITION AND LIQUIDITY

As of July 31, 2003 we had $172,233,135 in cash, cash equivalents and short-term investments, compared to $117,814,513 on July 31, 2002. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalents" or "Investments - short term". The latter are carried on our consolidated balance sheets as "Investments - investments available-for-sale".

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

Working capital at July 31, 2003 was $190,689,508 compared to $134,318,285 on July 31, 2002. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 28, 2003. We expect to renew our credit line. There were no borrowings on this line of credit at July 31, 2003. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $27,264,000 for fiscal 2003 were primarily for the planned expansions at our Dutchmen, Four Winds, Keystone, Thor California and ElDorado California facilities.

The Company anticipates capital expenditures in fiscal 2004 of approximately $13,800,000. The major compo-nents of this capital expenditure include the completion of our ElDorado National California bus company expansion for $4,000,000, expansion at our Dutchmen facility of $1,200,000, and expansion at our Keystone facility of $2,700,000. The ElDorado National California expansion will allow the Company to increase production efficiencies and produce 40 foot buses. The balance of capital expenditures will be for purchase or replacement of machinery and equipment in the ordinary course of business.

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

Impairment of Long-Lived Assets

Thor at least annually reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including goodwill and other intangible assets, or when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates of such cash flows and fair value could affect the valuations.

Insurance Reserves

Generally, we are self-insured for workers' compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a Trust and are estimated using historical claims experience. We have a self-insured retention for product liability and personal injury matters of $5,000,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

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

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our principal contractual obligations and commercial commitments at July 31, 2003 are summarized in the following charts.

                                                               PAYMENTS DUE BY PERIOD
         CONTRACTUAL                                          ----------------------
         OBLIGATIONS                  TOTAL      FISCAL 2004    FISCAL 2005-2006    FISCAL 2007-2008     AFTER 5 YEARS
         -----------                  -----      -----------    ----------------    ----------------     -------------
Long-term debt................     $        --   $        --      $          --        $        --        $       --

Capital lease obligations.....     $        --   $        --      $          --        $        --        $       --

Operating leases..............     $19,461,302   $ 4,233,706      $   6,334,409        $ 4,392,839        $4,500,348

Unconditional purchase
obligations...................     $        --   $        --      $          --        $        --        $       --

Other long-term
obligations...................     $        --   $        --      $          --        $        --        $       --
                                   -----------   -----------      -------------        -----------        ----------
Total contractual
cash obligations..............     $19,461,302   $ 4,233,706      $   6,334,409        $ 4,392,839        $4,500,348
                                   ===========   ===========      =============        ===========        ==========

                                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
           OTHER                       TOTAL                        ------------------------------------------
        COMMERCIAL                    AMOUNTS               LESS THAN 1
        COMMITMENTS                  COMMITTED                 YEAR              1-3 YEARS     4-5 YEARS   OVER 5 YEARS
        -----------                  ---------                 ----              ---------     ---------   ------------
Lines of credit................    $  30,000,000           $  30,000,000        $        --    $      --      $    --

Guarantees.....................    $   3,598,000           $   3,598,000        $        --    $      --      $    --

Standby
repurchase
obligations....................    $ 308,468,000           $ 308,468,000        $        --    $      --      $    --

Other
commercial
commitments....................    $          --           $          --        $        --    $      --      $    --
                                   -------------           -------------        -----------    ---------      -------
Total commercial
commitments....................    $ 342,066,000           $ 342,066,000        $        --    $      --      $    --
                                   =============           =============        ===========    =========      =======

ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after December 15, 2003 for variable interest entities created before February 1, 2003. Management is currently evaluating the impact of this pronouncement on its future consolidated financial statements.

On November 1, 2002 we adopted the disclosure provision of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Disclosure of our guarantees and warranties is included in Footnote I and N of our financial statements.

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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA (UNAUDITED) - SEE ITEM 15

QUARTERLY FINANCIAL DATA

                                                 OCTOBER 31     JANUARY 31      APRIL 30       JULY 31
                                                 ----------     ----------      --------       -------
                                                              ($000, except per share amounts)
2003
Net sales ...................................   $    406,261   $    329,898   $    412,750   $    422,495
Gross profit ................................         58,593         45,153         57,035         61,486
Net income (1) ..............................         20,848         15,369         20,154         22,260
Earnings per common share
  Basic .....................................            .73            .54            .70            .78
  Diluted ...................................            .73            .53            .70            .78
Dividends paid per common share .............            .01            .01            .01            .02
MARKET PRICES PER COMMON SHARE
  High ......................................   $      37.18   $      42.78   $      32.29   $      45.85
  Low .......................................   $      27.45   $      26.30   $      21.45   $      31.00
                                                ============   ============   ============   ============
2002
Net sales ...................................   $    208,460   $    267,695   $    367,735   $    401,410
Gross Profit ................................         22,112         29,147         47,409         58,399
Net income (1) ..............................          6,693          7,678         16,595         20,216
Earnings per common share (2)
  Basic .....................................            .29            .29            .59            .71
  Diluted ...................................            .29            .29            .58            .71
Dividends paid per common share (2) .........            .01            .01            .01            .01
MARKET PRICES PER COMMON SHARE (2)
  High ......................................   $      17.86   $      24.25   $      31.00   $      36.80
  Low .......................................   $      10.74   $      16.62   $      21.04   $      24.60
                                                ============   ============   ============   ============

(1) Net income in the fourth quarter of fiscal 2002 was decreased by $1,212,304 and net income the first quarter of fiscal 2003 was decreased by $945,830 for an equity investment impairment charge, net of tax benefit.

(2) Per share amounts and market prices per common share were adjusted for the two-for-one stock split in July of 2002.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Registrant is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the definitive Proxy Statement, dated on or about October 31, 2003, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

The Company has adopted a written code of ethics, the "Thor Industries, Inc. Business Ethics Policy" which is applicable to all directors, officers and employees of the company, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the "Selected Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission a copy of the code has been filed as an exhibit to this Form 10-K, and is posted on the Company's website. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.thorindustries.com or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION; DIRECTOR COMPENSATION; RESTRICTED STOCK PLAN; SELECT EXECUTIVE INCENTIVE PLAN; PERFORMANCE GRAPH; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; and COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the definitive Proxy Statement, dated on or about October 31, 2003, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the caption SECURITY OWNERSHIP OF MANAGEMENT AND OWNERSHIP OF COMMON STOCK FOR PRINCIPAL SHAREHOLDERS, in the definitive Proxy Statement, dated on or about October 31, 2003, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 31, 2003, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is contained under the caption INDEPENDENT AUDITORS FEES in the definitive Proxy Statement, dated on or about October 31, 2003, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

                                                                                                 PAGE
(a) (1) FINANCIAL STATEMENTS
     Independent Auditors' Report...........................................................        21
     Consolidated Balance Sheets, July 31, 2003 and 2002....................................     22-23
     Consolidated Statements of Income for the Years Ended
        July 31, 2003, 2002 and 2001........................................................        24
     Consolidated Statements of Stockholders' Equity, and Comprehensive Income for the
        Years Ended July 31, 2003, 2002 and 2001............................................        25
     Consolidated Statements of Cash Flows for the Years Ended
        July 31, 2003, 2002 and 2001........................................................        26
     Notes to Consolidated Financial Statements for the Years Ended
        July 31, 2003, 2002 and 2001........................................................     27-36
(a) (2) FINANCIAL STATEMENT SCHEDULE AS OF JULY 31, 2003 AND FOR EACH OF THE THREE YEARS IN
THE PERIOD ENDED JULY 31:
     Schedule II--Valuation and Qualifying Accounts.........................................        36

     All other schedules have been omitted as not required or not applicable under the instructions.

(a) (3)  EXHIBITS

EXHIBIT                                       DESCRIPTION
-------                                       -----------
   3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to
                Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001)*

   3.2          By-laws (incorporated by reference to Exhibit 3(b) of the Registration Statement No. 33-13827)*

   4.1          Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a)
                of the Company's Annual Report on Form 10-K for the fiscal year ended July
                31, 1987)*

   10.1         Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to
                Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated
                November 5, 1999)*

   10.2         Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated December 3,1997)*

   10.3         Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000)*

   14.1         Thor Industries, Inc. Business Ethics Policy**

   21.1         Subsidiaries of the Company**

   31.1         Certification of the Chief Executive Officer pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002**

   31.2         Certification of the Chief Financial Officer pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002**

   32.1         Certification of the Chief Executive Officer pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002**

   32.2         Certification of the Chief Financial Officer pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002**

   *            Incorporated by reference

   **           Filed herewith

(b) REPORTS ON FORM 8-K

On May 5, 2003 and June 4, 2003, the Company filed a report on Form 8-K announcing certain financial results for the third quarter and nine months ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed) /s/ Wade F.B. Thompson
        ------------------------------
Wade F. B. Thompson
Chairman, President, and  Chief Executive Officer

Date October 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed) /s/ Peter B. Orthwein            (Signed) /s/ Walter L. Bennett
        --------------------------                -----------------------------
Peter B. Orthwein                              Walter L. Bennett
Vice Chairman, Treasurer                       Chief Financial Officer
(Director)                                     (Principal Financial Officer &
                                               Principal
                                               Accounting Officer)

Date October 24, 2003                     Date October 24, 2003

(Signed) /s/ Wade F.B. Thompson           (Signed) /s/ Alan Siegel
        --------------------------                ------------------------------
Wade F. B. Thompson                            Alan Siegel
Chairman, President, and Chief Executive       Director
Officer (Principal Executive Officer
and Director)

Date October 24, 2003                     Date October 24, 2003

(Signed) /s/ William C. Tomson            (Signed) /s/ Neil D. Chrisman
       ---------------------------                ------------------------------
William C. Tomson                              Neil D. Chrisman
Director                                       Director

Date October 24, 2003                     Date October 24, 2003

                                          (Signed) /s/ Jan H. Suwinski
                                                 -------------------------------
                                               Jan H. Suwinski
                                               Director

                                          Date October 24, 2003

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THOR INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the "Company") as of July 31, 2003 and 2002, and the related consolidated statements of income, stockholders'equity and comprehensive income and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the index of item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio
October 3, 2003

CONSOLIDATED BALANCE SHEETS, JULY 31, 2003 AND 2002

                                                        2003            2002
                                                   -----------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................   $ 132,124,452   $ 113,192,639
Investments-short term (Note A) ................      40,108,683       4,621,874
Accounts receivable:
   Trade, less allowance for doubtful accounts--
   $625,214 in 2003 and $245,964 in 2002 .......      94,296,951      72,816,320
   Other .......................................       3,018,016       2,445,578
Inventories (Note D) ...........................      96,652,532      94,665,354
Deferred income taxes and other (Note F) .......      12,431,573       3,496,589
                                                   -----------------------------
TOTAL CURRENT ASSETS ...........................     378,632,207     291,238,354
                                                   -----------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land ...........................................      12,058,354       9,848,968
Buildings and improvements .....................      55,541,971      37,249,824
Machinery and equipment ........................      31,644,155      25,625,071
                                                   -----------------------------
Total cost .....................................      99,244,480      72,723,863
Less accumulated depreciation ..................     (25,829,440)    (20,882,575)
                                                   -----------------------------
NET PROPERTY, PLANT AND EQUIPMENT ..............      73,415,040      51,841,288
                                                   -----------------------------
INVESTMENTS:
Joint ventures (Note L) ........................       2,219,469       2,137,946
Investments available-for-sale (Note A) ........       2,860,466       3,920,746
                                                   -----------------------------
TOTAL INVESTMENTS ..............................       5,079,935       6,058,692
                                                   -----------------------------
OTHER ASSETS:
Goodwill (Note C) ..............................     130,554,872     130,554,872
Noncompete agreements (Note C) .................       3,739,589       4,454,408
Trademarks (Note C) ............................       8,669,642       8,669,642
Other ..........................................       8,850,173       4,685,877
                                                   -----------------------------
TOTAL OTHER ASSETS .............................     151,814,276     148,364,799
                                                   -----------------------------
TOTAL ..........................................   $ 608,941,458   $ 497,503,133
                                                   -----------------------------

                See notes to consolidated financial statements.

                                                                     2003             2002
                                                                 -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable ..............................................  $ 102,923,191   $  89,397,885

Accrued liabilities:

     Compensation and related items ...........................     19,086,195      20,463,363

     Product warranties .......................................     35,114,825      25,374,825

     Taxes ....................................................     21,431,099      13,793,041

     Other ....................................................      9,387,389       7,890,955
                                                                 -----------------------------
TOTAL CURRENT LIABILITIES .....................................    187,942,699     156,920,069
                                                                 -----------------------------
Deferred income taxes and other liabilities (Note F) ..........      6,176,976       5,964,143
                                                                 -----------------------------
Contingent liabilities and commitments (Note I)

STOCKHOLDERS' EQUITY (NOTE J):

Preferred stock--authorized 1,000,000 shares; none outstanding              --              --

Common stock--par value of $.10 a share;
   authorized, 40,000,000 shares;
   issued 28,597,645 shares in 2003 and 32,299,838
   shares in 2002,.............................................      2,859,765       3,229,984

Additional paid-in capital ....................................     81,625,236      89,941,287

Retained earnings .............................................    331,647,776     273,033,292

Restricted stock plan .........................................     (1,169,103)       (531,062)

Accumulated other comprehensive loss ..........................       (141,891)     (1,455,914)
                                                                 -----------------------------
Sub total .....................................................    414,821,783     364,217,587

Less treasury shares of 3,816,874 in 2002, at cost ............             --     (29,598,666)
                                                                 -----------------------------
TOTAL STOCKHOLDERS' EQUITY ....................................    414,821,783     334,618,921
                                                                 -----------------------------
TOTAL .........................................................  $ 608,941,458   $ 497,503,133
                                                                 =============================

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JULY 31, 2003, 2002 AND
2001

                                                    2003              2002               2001
                                              ---------------------------------------------------
NET SALES                                     $ 1,571,404,414   $ 1,245,299,721   $   821,728,255

Cost of products sold                           1,349,137,525     1,088,232,685       731,919,764
                                              ---------------------------------------------------
GROSS PROFIT                                      222,266,889       157,067,036        89,808,491
Selling, general and administrative expenses       97,180,897        74,849,247        49,466,948
Amortization of intangibles                           714,819           570,176         1,346,080
Impairment of equity securities (Note A)           (1,580,334)       (2,119,111)               --
Interest income                                     2,085,409         1,541,867         3,876,082
Interest expense                                     (389,606)         (325,378)         (771,122)
Other income                                        1,757,616         1,082,244         1,186,593
                                              ---------------------------------------------------
INCOME BEFORE INCOME TAXES                        126,244,258        81,827,235        43,287,016
Income taxes (Note F)                              47,613,493        30,645,562        16,564,743
                                              ---------------------------------------------------
NET INCOME                                    $    78,630,765   $    51,181,673   $    26,722,273
                                              ===================================================

EARNINGS PER COMMON SHARE (NOTE A)
Basic                                         $          2.75   $          1.88   $          1.12
Diluted                                       $          2.74   $          1.87   $          1.11

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                            TREASURY STOCK                 COMMON STOCK            ADDITIONAL
                                    ---------------------------------------------------------       PAID-IN
                                      SHARES           AMOUNT         SHARES         AMOUNT         CAPITAL
                                    --------------------------------------------------------------------------
JULY 31, 2000                        3,518,074      $(26,592,630)   27,487,994     $2,748,800     $ 24,794,620

Net income                                                    --            --             --               --
Shares purchased                       298,800        (3,006,036)           --             --               --
Stock option activity                       --                --       135,000         13,500          953,775
Restricted stock activity                   --                --        12,700          1,270          128,143
Cash dividends - $.04
  per common share                          --                --            --             --               --
Unrealized appreciation
  on investments                            --                --            --             --               --
Foreign currency
  translation adjustment                    --                --            --             --               --
Compensation expense                        --                --            --             --               --
                                    --------------------------------------------------------------------------
JULY 31, 2001                        3,816,874       (29,598,666)   27,635,694      2,763,570       25,876,538

Net income                                  --                --            --             --               --
Shares purchased                            --                --            --             --               --
Stock option activity                       --                --       144,644         14,464        1,213,680
Restricted stock activity                   --                --        19,500          1,950          344,249
Shares issued                               --                --     4,500,000        450,000       62,506,820
Cash dividends - $.04
  per common share                          --                --            --             --               --
Unrealized appreciation
  on investments                            --                --            --             --               --
Foreign currency
  translation adjustment                    --                --            --             --               --
Compensation expense                        --                --            --             --               --
                                    --------------------------------------------------------------------------
JULY 31, 2002                        3,816,874       (29,598,666)   32,299,838      3,229,984       89,941,287

Net income                                  --                --            --             --               --
Shares purchased                            --                --            --             --               --
Shares retired                      (3,816,874)       29,598,666    (3,816,874)      (381,687)     (10,628,801)
Stock option activity                       --                --        87,331          8,733        1,193,076
Restricted stock activity                   --                --        27,350          2,735        1,119,674
Shares issued                               --                --            --             --               --
Cash dividends - $.05
  per common share                          --                --            --             --               --
Unrealized appreciation
  on investments                            --                --            --             --               --
Foreign currency
  translation adjustment                    --                --            --             --               --
Compensation expense                        --                --            --             --               --
                                    --------------------------------------------------------------------------
JULY 31, 2003                               --                --    28,597,645     $2,859,765     $ 81,625,236
                                    ==========================================================================

                                     RESTRICTED      ACCUMULATED                       COMPRE-
                                       STOCK        OTHER COMPRE-      RETAINED        HENSIVE
                                       PLAN         HENSIVE LOSS       EARNINGS        INCOME
                                    ------------------------------------------------------------
JULY 31, 2000                       $  (297,305)    $(2,620,712)    $197,171,503

Net income                                   --              --       26,722,273     $26,722,273
Shares purchased                             --              --               --              --
Stock option activity                        --              --               --              --
Restricted stock activity              (129,413)             --               --              --
Cash dividends - $.04
  per common share                           --              --         (951,100)             --
Unrealized appreciation
  on investments                             --       1,049,017               --       1,049,017
Foreign currency
  translation adjustment                     --        (113,614)              --        (113,614)
Compensation expense                     74,316              --               --              --
                                    ------------------------------------------------------------
JULY 31, 2001                          (352,402)     (1,685,309)     222,942,676     $27,657,676
                                                                                     ===========
Net income                                   --              --       51,181,673     $51,181,673
Shares purchased                             --              --               --              --
Stock option activity                        --              --               --              --
Restricted stock activity              (346,199)             --               --              --
Shares issued                                --              --               --              --
Cash dividends - $.04
  per common share                           --              --       (1,091,057)             --
Unrealized appreciation
  on investments                             --         455,281               --         455,281
Foreign currency
  translation adjustment                     --        (225,886)              --        (225,886)
Compensation expense                    167,539              --               --              --
                                    ------------------------------------------------------------
JULY 31, 2002                          (531,062)     (1,455,914)     273,033,292     $51,411,068
                                                                                     ===========
Net income                                   --              --       78,630,765     $78,630,765
Shares purchased                             --              --               --              --
Shares retired                               --              --      (18,588,176)             --
Stock option activity                        --              --               --              --
Restricted stock activity              (908,830)             --               --              --
Shares issued                                --              --               --              --
Cash dividends - $.05
  per common share                           --              --       (1,428,105)             --
Unrealized appreciation
  on investments                             --         357,559               --         357,559
Foreign currency
  translation adjustment                     --         956,464               --         956,464
Compensation expense                    270,789              --               --              --
                                    ------------------------------------------------------------
JULY 31, 2003                       $(1,169,103)    $  (141,891)    $331,647,776     $79,944,788
                                    ============================================================

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                                       2003            2002            2001
                                                                   ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ...................................................     $ 78,630,765   $  51,181,673   $  26,722,273
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation .............................................        5,670,597       4,655,184       3,595,547
    Amortization of intangibles ..............................          714,819         570,176       1,346,080
    Deferred income taxes ....................................       (7,130,157)      4,219,343       3,582,045
    Impairment of equity securities ..........................        1,580,334       2,119,111              --
    (Gain) loss on sale of investments available-for-sale ....            6,255         (29,322)       (189,255)
    (Gain) loss on sale of trading investments ...............          330,233        (407,012)       (180,000)
    Unrealized (gain) loss on trading investments ............         (121,497)      1,164,756        (640,849)
CHANGES IN ASSETS AND LIABILITIES,
NET OF EFFECTS FROM ACQUISITIONS AND DIVESTMENTS:
Purchase of trading investments ..............................      (74,562,479)     (8,273,407)    (58,377,034)
Proceeds from sale of trading investments ....................       38,866,934      50,027,883      30,371,983
Accounts receivable ..........................................      (22,053,069)     (2,914,958)      4,675,817
Inventories ..................................................       (1,987,178)      4,570,827       9,258,576
Deferred taxes and other .....................................       (7,269,186)        (48,238)     (1,033,861)
Accounts payable .............................................       13,525,306      10,149,604       7,466,512
Accrued liabilities ..........................................       17,964,414      16,260,239      (6,576,508)
Other ........................................................        1,508,063         626,301       1,002,107
                                                                   --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................       45,674,154     133,872,160      21,023,433
                                                                   --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ...................      (27,264,463)     (7,483,710)    (17,197,774)
Disposals of property, plant and equipment ...................           21,777       1,532,177          46,310
Purchase of available-for-sale investments ...................               --              --        (642,691)
Proceeds from sale of available-for-sale investments .........           23,687          96,228         277,723
Acquisition of Keystone - net of cash acquired ...............               --     (74,794,195)             --
                                                                   --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES ........................      (27,218,999)    (80,649,500)    (17,516,432)
                                                                   --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends ...............................................       (1,428,105)     (1,091,057)       (951,100)
Purchase of treasury shares ..................................               --              --      (3,006,036)
Proceeds from issuance of common stock .......................          948,299       1,228,145         967,275
                                                                   --------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..........         (479,806)        137,088      (2,989,861)
                                                                   --------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................          956,464        (225,886)       (113,614)
                                                                   --------------------------------------------
Net increase in cash and cash equivalents ....................       18,931,813      53,133,862         403,526
Cash and cash equivalents, beginning of year .................      113,192,639      60,058,777      59,655,251
                                                                   --------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR .......................     $132,124,452   $ 113,192,639   $  60,058,777
                                                                   ============================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid ............................................     $ 48,154,350   $  17,787,259   $  17,594,918
Interest paid ................................................     $    389,606   $     325,378   $     771,122
NON-CASH TRANSACTIONS:
Issuance of restricted stock .................................     $    908,830   $     346,199   $     129,413
Retirement of treasury shares ................................     $ 29,598,666   $          --   $          --

                See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2003, 2002 AND 2001

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the "Company"). All inter-company balances and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $110,415,024 are held by a major financial institution. The remaining $61,818,111 is held at various banks.

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

At July 31, 2003, the Company held equity securities with a fair value of $2,860,466. The Company recorded an impairment charge of $1,580,334 in the first quarter of 2003, with an associated tax benefit of $634,504 and an impairment charge of $2,119,111 in the fourth quarter of fiscal 2002 relating to its investment in an equity investment as it was determined that the decline in market value of the investment which is classified as a noncurrent investment "available-for-sale" equity security, was deemed to be other than temporary. These impairment charges are included in the consolidated statement of income caption "Impairment of Equity Securities". These securities are classified as available-for-sale and are included in other investments. Available-for-sale securities were sold and a realized gain/(loss) of $(6,255) in fiscal 2003, $29,322 in fiscal 2002 and $189,255 in fiscal 2001 was recognized in other income.

The Company holds certain corporate debt securities that are classified as trading securities and reported as Investments - short term. Included in other income are net realized losses on trading securities of $330,233 in fiscal 2003 and net realized gains on trading securities of $407,013 in fiscal 2002 and $180,000 in fiscal 2001.

FAIR VALUE OF FINANCIAL INVESTMENTS - the carrying amount of cash equivalents, investments, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.

INVENTORIES - Inventories are stated at the lower of cost or market, determined principally by the last-in, first-out (LIFO) basis.

DEPRECIATION - Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements - 10 to 39 years

         Machinery and equipment - 3 to 10 years

OTHER ASSETS - Other assets consist of goodwill, trademarks, and non-compete agreements. Non-compete agreements are amortized using the straight-line method over 5 to 10 years. Effective August 1, 2001 goodwill and trademarks are no longer amortized but are tested at least annually for impairment. Trademarks are not amortized because they have indefinite useful lives.

LONG-LIVED ASSETS - Long-lived assets and identifiable intangibles are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

PRODUCT WARRANTIES - Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

REVENUE RECOGNITION - Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors, or contract buyers in accordance with shipping terms, which are FOB shipping point.

ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair-value method of accounting for employee stock options. The company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value is recognized over the option vesting period which is three years. Had compensation cost for these grants been determined using the fair-value method, the Company's net income and net earnings per common share would have been:

                                                                                2003           2002           2001
                                                                            ------------------------------------------
Net income
  As reported...........................................................    $78,630,765    $51,181,673    $26,722,273
  Deduct: Total stock-based employee compensation expense determined
  under fair value method for all awards, net of related tax effects....       (657,988)      (250,969)      (250,968)
  Pro forma.............................................................    $77,972,777    $50,930,704    $26,471,305
Earnings per common share -- basic
  As reported...........................................................    $      2.75    $      1.88    $      1.12
  Pro forma.............................................................    $      2.73    $      1.88    $      1.11
Earnings per common share -- diluted
  As reported...........................................................    $      2.74    $      1.87    $      1.11
  Pro forma.............................................................    $      2.71    $      1.86    $      1.11

EARNINGS PER SHARE - Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options.

                                                                            2003         2002         2001
                                                                         ------------------------------------
Weighted average shares outstanding for
  basic earnings per share............................................   28,553,792   27,162,358   23,807,600
Stock options.........................................................      171,136      180,611      117,508
                                                                         ------------------------------------
Weighted average shares outstanding assuming dilution.................   28,724,928   27,342,969   23,925,108
                                                                         ====================================

ACCOUNTING PRONOUNCEMENTS - In January 2003, FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after December 15, 2003 for variable interest entities created before February 1, 2003. Management is currently evaluating the impact of this pronouncement on its future consolidated financial statements.

On November 1, 2002 we adopted the disclosure provision of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Disclosure of our guarantees and warranties is included in Footnote I and N of our financial statements.

RECLASSIFICATION - Certain reclassifications have been made in fiscal 2002 and fiscal 2001 consolidated financial statements to conform to the presentation used in fiscal 2003.

B. ACQUISITIONS

On September 2, 2003, Thor acquired 100% of the common stock of Damon Corporation ("Damon"). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The purchase price, which is subject to audit, was approximately $29,866,000 in cash. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                              (UNAUDITED)
Current assets                              $  50,311,000
Property, plant and equipment                   5,787,000
Goodwill                                       10,360,000
Trademarks                                      3,600,000
Non-compete                                       640,000
Other assets                                      451,000
                                            -------------
Total assets acquired                          71,149,000
Current liabilities                            41,283,000
                                            -------------
Net assets acquired                         $  29,866,000
                                            =============

Immediately after the closing, the Company paid off a $12,972,000 bank debt assumed in connection with the acquisition.

The primary reasons for the acquisition include Damon's future earnings potential, its fit with our existing operations, its market share, and its cash flows.

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

The primary reasons for the acquisition include Keystone's future earnings potential, its fit with our existing operations, its market share, and its cash flows. The results of operations for Keystone are included in Thor's operating results beginning November 10, 2001. The Keystone goodwill and its results are included in the recreation vehicle reporting segment.

         Pro Forma Information (unaudited) - Pro Forma results of operations, as if the Keystone acquisition occurred as of the beginning of the period is presented below. These proforma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

                                    YEAR ENDED
                                  JULY 31, 2002
                                  -------------
Net Sales                        $1,379,923,633
Net Income                       $   60,919,429
Earnings per common share
       Basic                     $         2.14
       Diluted                   $         2.13

C. GOODWILL AND OTHER INTANGIBLE ASSETS

On August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we test goodwill for impairment during the fourth quarter.

The components of other intangibles are as follows:

                                         JULY 31, 2003                JULY 31, 2002
                                  -------------------------------------------------------
                                                 ACCUMULATED                  ACCUMULATED
                                      COST      AMORTIZATION       COST      AMORTIZATION
                                  -------------------------------------------------------
Amortized Intangible Assets:
Non-compete agreements            $14,073,367   $10,333,778    $14,073,367   $9,618,959

Aggregate amortization expense for non-compete agreements for the years ended, July 31, 2003, 2002 and 2001 were $714,818, $570,176, and $658,030 respectively.
Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2004             $714,819
For the year ending July 2005             $671,485
For the year ending July 2006             $584,818
For the year ending July 2007             $584,818
For the year ending July 2008             $584,818

As of July 31, 2003 goodwill and trademarks for the recreation vehicles segment totaled $130,259,372 and $8,441,674, respectively. The remainder related to the bus segment.

The table below shows the effect on net income had SFAS No. 142 been adopted in prior years.

                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                             -------------------------------------------------
                                              July 31, 2003   July 31, 2002   July 31, 2001
                                             -------------------------------------------------
Net income                                    $78,630,765      $51,181,673       $26,722,273
Goodwill amortization, net of tax benefits             --               --           512,711
Trademark amortization, net of tax benefits            --               --           175,339
                                             -------------------------------------------------
Adjusted net income                           $78,630,765      $51,181,673       $27,410,323
                                             ==================================================

                                             BASIC   DILUTED  BASIC   DILUTED  BASIC   DILUTED
                                             -------------------------------------------------
Earnings per common share                    $2.75    $2.74   $1.88    $1.87   $1.12    $1.11
Effect of accounting change                     --       --      --       --     .03      .03
                                             ------------------------------------------------
Adjusted earnings per common share           $2.75    $2.74   $1.88    $1.87   $1.15    $1.14
                                             ================================================

D. INVENTORIES

Major classifications of inventories are:

                                                          AS OF JULY 31,
                                                   ---------------------------
                                                       2003           2002
                                                   ---------------------------
Finished products...............................   $  6,342,179   $  8,044,174
Work in process.................................     25,267,593     23,843,682
Raw materials...................................     52,499,474     47,286,949
Chassis.........................................     19,108,412     21,252,774
                                                   ---------------------------
Subtotal........................................    103,217,658    100,427,579
Less excess of FIFO costs over LIFO costs.......      6,565,126      5,762,225
                                                   ---------------------------
Total inventories...............................   $ 96,652,532   $ 94,665,354
                                                   ===========================

E. LINE OF CREDIT

The Company has a $30,000,000 unsecured revolving line of credit which bears interest below the prime rate (2.0% at July 31, 2003) and expires on November 28, 2003. There was no outstanding balance at July 31, 2003 and July 31, 2002. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.

F. INCOME TAXES

                                                                            YEARS ENDED JULY 31,
                                                               --------------------------------------------
                                                                   2003            2002            2001
                                                               --------------------------------------------
INCOME TAXES:

   Federal..................................................   $ 43,300,270    $ 20,996,098    $  8,838,522
   State and local..........................................      9,890,039       5,571,289       3,329,770
   Foreign..................................................      1,553,341         917,638         814,406
                                                               --------------------------------------------
   Total current............................................     54,743,650      27,485,025      12,982,698
   Total deferred...........................................     (7,130,157)      3,160,537       3,582,045
                                                               --------------------------------------------
   Income taxes.............................................   $ 47,613,493    $ 30,645,562    $ 16,564,743
                                                               ============================================

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

                                                                   2003            2002            2001
                                                               --------------------------------------------
Provision at statutory rates................................   $ 44,185,490    $ 28,639,532    $ 15,150,456
State and local income taxes, net of federal tax benefit....      5,446,387       3,621,338       2,164,351
Amortization of intangibles.................................             --              --         220,966
Extraterritorial income/FSC benefit.........................       (402,500)       (281,750)       (245,000)
Divestment of subsidiary....................................             --              --      (1,047,000)
Credits and incentives......................................     (1,118,863)       (958,839)             --
Other.......................................................       (497,021)       (374,719)        320,970
                                                               --------------------------------------------
Income taxes................................................   $ 47,613,493    $ 30,645,562    $ 16,564,743
                                                               ============================================

In fiscal 2001, based on judicial decisions, the Company recorded a tax benefit of $1,047,000 associated with the stock basis of a divestiture.

Income before income taxes includes foreign income of $3,586,649 in fiscal 2003, $2,293,791 in fiscal 2002 and $1,986,357 in fiscal 2001.

                                                                 JULY 31,       JULY 31,
                                                                   2003           2002
                                                               ---------------------------
A SUMMARY OF DEFERRED INCOME TAXES IS:
CURRENT DEFERRED TAX ASSET (LIABILITY):
Inventory basis.............................................   $(1,135,821)   $  (894,707)
Employee benefits...........................................       359,121        706,308
Self-insurance..............................................     4,835,447      1,438,639
Product warranties..........................................     2,460,359       (558,638)
Other.......................................................       451,215        365,439
                                                               --------------------------
TOTAL CURRENT DEFERRED TAX ASSET
INCLUDED IN DEFERRED INCOME TAXES AND OTHER.................     6,970,321      1,057,041
                                                               --------------------------
LONG-TERM DEFERRED TAX ASSET (LIABILITY):

Property basis..............................................    (1,505,401)      (971,106)
Investments.................................................     1,395,321        906,807
Deferred compensation.......................................     1,454,440        960,097
Trademarks and non-compete - Keystone.......................    (4,493,512)    (4,749,559)
Other.......................................................       145,129       (174,656)
                                                               --------------------------
TOTAL LONG-TERM DEFERRED TAX LIABILITY
INCLUDED IN DEFERRED INCOME TAXES AND OTHER LIABILITIES.....    (3,004,023)    (4,028,417)
                                                               --------------------------
NET DEFERRED TAX ASSET (LIABILITY)..........................   $ 3,966,298    $(2,971,376)
                                                               ==========================

G. LEASES

The Company has operating leases principally for land, buildings and equipment. Minimum future rental payments required under these operating leases are $19,461,302, which includes the following amount due in each of the next five fiscal years ending July 31: $4,233,706 in fiscal 2004; $3,503,727 in fiscal 2005; $2,830,682 in fiscal 2006; $2,289,553 in fiscal 2007; $2,103,286 in fiscal
2008 and $4,500,348 thereafter. Rent expense was $5,636,059 in fiscal 2003, $4,480,446 in fiscal 2002, and $2,338,299 in fiscal 2001.

H. EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees can participate in a 401 (k) plan. Company contributions are at the discretion of the Company's board of directors, except that Company contributions for union employees are based on hours worked. Total expense for the plans was $484,499 in fiscal 2003, $556,044 in fiscal 2002 and $462,209 in fiscal 2001.

During fiscal 2001, the Company established a deferred compensation plan for executives who do not participate in a 401 (k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for as trading securities and the obligation to the participants is reported as a liability. No income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $2,318,496 at July 31, 2003 and $1,307,879 at July 31, 2002.

I. CONTINGENT LIABILITIES AND COMMITMENTS

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer's default.

Our principal commercial commitments at July 31, 2003 are summarized in the following chart:

                                                          Total              Term of
                 Commitment                          Amount Commitment      Guarantee
                 ----------                          -----------------      ---------
Guarantee on dealer financing                          $   3,598,000     less than 1 year
Standby repurchase obligation on dealer financing      $ 308,468,000     less than 1 year

The risk of loss under these agreements is spread over numerous dealers and further reduced by the resale value of the units which the company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company's consolidated financial position or results of operations.

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $516,113 as of July 31, 2003 and $139,000 as of July 31, 2002. The Company incurred losses due to repurchases of approximately $494,000, $751,000 and $468,000 in fiscal 2003, 2002 and 2001, respectively.

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis and records the inventory. At July 31, 2003, chassis on hand accounted for as consigned, unrecorded inventory was approximately $16,521,878.

The Company is involved in various litigation generally incidental to normal operations. In addition to these claims, we are a defendant in a lawsuit in Ontario, Canada. This suit arises out of an agreement relating to the manufacture of a low floor bus. The plaintiff claims that we illegally utilized the concept of the low floor bus for our own profit and that we breached the contract with it in the manner specified in the complaint. The plaintiff has asked for substantial money damages including punitive damages. We have counter claimed against the plaintiff claiming that we overpaid it in excess of $800,000. The case is in the discovery phase and no trial date has been set. In management's opinion, the resolution of pending litigation is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

J. STOCKHOLDERS' EQUITY

The Company retired 3,816,814 shares from treasury stock in fiscal 2003. This retirement resulted in a reduction of $29,598,666 in Treasury Stock, $381,687 in Common Stock, $10,628,802 in Additional Paid-in Capital and $18,588,176 in Retained Earnings.

In the fourth quarter of 2002, the Company declared a two-for-one common stock split that was distributed to shareholders of record as of June 19, 2002. All share and per share amounts have been retroactively adjusted for the effect of the common stock split.

The Company's officers and key employees have been granted stock options under the Company's 1988 Incentive Stock Option Plan and all options have been exercised. Additionally, on September 16, 1999 the Company's Board of Directors approved the 1999 Stock Option Plan. 1,000,000 shares were authorized under the 1999 Plan. Options expire 10 years from the date of grant and are vested evenly over 3 years from the date of grant.

A summary of option transactions under the Incentive Stock Option Plans is as follows:

                                             2003                         2002                       2001
                                    ----------------------------------------------------------------------------------
                                                  Weighted-                    Weighted-                   Weighted-
                                                   Average                      Average                     Average
                                    Shares     Exercise Price     Shares    Exercise Price    Shares    Exercise Price
                                    ----------------------------------------------------------------------------------
Outstanding at beginning of year    422,356       $  16.90        386,000      $   9.37       221,000      $   7.17
Exercised                           (87,331)         10.73       (144,644)         8.49      (135,000)         7.17
Canceled                             (5,668)            --         (6,000)           --            --            --
Granted                                  --             --        187,000         25.72       300,000         10.00
                                    -------------------------------------------------------------------------------
Outstanding at end of year          329,357       $  18.51        422,356      $  16.90       386,000      $   9.37
                                    ===============================================================================
Exercisable at year-end             109,580       $  17.99         39,356      $   9.35        86,000      $   7.17
                                    -------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year        --       $     --             --      $  10.20            --      $   4.19
                                    -------------------------------------------------------------------------------

The Company applies Accounting Practices Board Opinion No. 25 and related interpretations in accounting for the 1988 and 1999 Stock Option Plans. Accordingly, no compensation cost has been recognized for this plan.

The following summarizes information about stock options outstanding at July 31, 2003, under the 1999 Incentive Stock Option Plans. 524,668 shares are available for grant under the 1999 Plan.

    OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------
                 NUMBER         WEIGHTED-AVERAGE                             NUMBER
EXERCISE      OUTSTANDING          REMAINING         WEIGHTED-AVERAGE      EXERCISABLE       EXERCISE
 PRICE      AT JULY 31, 2003    CONTRACTUAL LIFE      EXERCISE PRICE     AT JULY 31, 2003     PRICE
-----------------------------------------------------------------------------------------------------
$ 10.00         151,024             7 years              $ 10.00              53,914          $10.00
$ 25.72         178,333             9 years              $ 25.72              55,666          $25.72

The assumptions used in determining the fair value of options granted during fiscal 2002 and 2001 are as follows:

                               2002      2001
                             -------   -------
Expected volatility             37%       36%
Expected life of grant       6 years   6 years
Risk free interest rate       3.93%     5.82%
Expected dividend rate         .32%      .39%

On September 29, 1997, the Company's board of directors approved a stock award plan which allows for the granting of up to 300,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years. As of July 31, 2003, the Company issued 96,375 shares of restricted stock under this plan and 203,625 shares remain available for issuance. Compensation costs related to this plan were $270,789 in fiscal 2003, $167,539 in fiscal 2002, and $74,316 in fiscal 2001 and are being amortized over the restriction period.

K. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and were approximately $1,067,265 in fiscal 2003, $1,404,477 in fiscal 2002, and $1,506,814 in fiscal
2001.

L. JOINT VENTURES

In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC ("CAT"), to rent recreation vehicles to the public. The Company's total investment of $1,066,530 includes a subordinated note receivable of $710,000.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreation vehicles to consumer buyers. The Company's total investment of $1,152,939 includes a subordinated note receivable of $150,000.

These investments are 50% owned and are accounted for using the equity method.

During fiscal 2003, our Four Winds subsidiary had sales to Cruise America of $26,486,000 and Cruise America had sales to CAT of $7,049,000.

During fiscal 2002, our Four Winds subsidiary had sales to Cruise America of $22,188,000 and Cruise America had sales to CAT of $5,988,000.

M. BUSINESS SEGMENTS

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

                                                  2003           2002             2001
                                              ------------------------------------------
                                                 ($000)         ($000)           ($000)
NET SALES:
  Recreation vehicles
    Towables                                  $  1,124,207   $   782,715    $    337,186
    Motorized                                      227,651       187,665         189,241
    Other                                            2,554         3,317           3,267
  Buses                                            216,992       271,603         292,034
                                              ------------------------------------------
  TOTAL                                       $  1,571,404   $ 1,245,300    $    821,728
                                              ==========================================
INCOME BEFORE INCOME TAXES:
  Recreation vehicles                         $    122,729   $    77,509     $    25,285
  Buses                                             12,306        15,016          20,182
  Corporate                                         (8,791)      (10,698)         (2,180)
                                              ------------------------------------------
  TOTAL                                       $    126,244   $    81,827     $    43,287
                                              ==========================================
IDENTIFIABLE ASSETS:
  Recreation vehicles                         $    327,615   $   293,871     $   114,150
  Buses                                             63,227        64,436          82,194
  Corporate                                        218,099       139,196         112,723
                                              ------------------------------------------
  TOTAL                                       $    608,941   $   497,503     $   309,067
                                              ==========================================
DEPRECIATION AND AMORTIZATION EXPENSE:
  Recreation vehicles                         $      5,232   $     4,160     $     4,132
  Buses                                              1,153         1,065             810
                                              ------------------------------------------
  TOTAL                                       $      6,385   $     5,225     $     4,942
                                              ==========================================
CAPITAL EXPENDITURES:
  Recreation vehicles                         $     23,082   $     5,443     $     6,803
  Buses                                              3,962         2,041          10,395
  Corporate                                            220            --              --
                                              ------------------------------------------
  TOTAL                                       $     27,264   $     7,484     $    17,198
                                              ==========================================

N. WARRANTY

Thor provides customers of our product with a warranty covering defects in material or workmanship for periods generally ranging from one to two years, with longer warranties of up to five years on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserves are adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

                          YEAR ENDED       YEAR ENDED      YEAR ENDED
                        JULY 31, 2003    JULY 31, 2002   JULY 31, 2001
                        ----------------------------------------------
Beginning Balance        $ 25,374,825     $ 12,541,890    $ 11,878,469
Provision                  44,787,237       26,928,523      12,850,959
Payments                   35,047,237       22,971,439      12,187,538
Acquisitions                       --        8,875,851              --
                         ---------------------------------------------
ENDING BALANCE           $ 35,114,825     $ 25,374,825    $ 12,541,890
                         =============================================

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

            Column A                Column B              Column C               Column D       Column E
            --------               ----------    --------------------------   --------------    ---------
                                   Balance at    Charged to                   Write-offs Net     Balance
                                   Beginning     Costs and                    of Recoveries/    at End of
                                   of Period      Expenses     Acquisitions      Payments         Period
                                  ------------------------------------------------------------------------
Description

YEAR ENDED JULY 31, 2003:
Allowance for doubtful accounts   $   245,964   $   431,030    $        --      $ (51,780)     $   625,214
                                  ========================================================================
Accumulated amortization of
non-compete agreements ........   $ 9,618,959   $   714,819    $        --      $      --      $10,333,778
                                  ========================================================================
YEAR ENDED JULY 31, 2002:
Allowance for doubtful accounts   $    68,210   $   (62,332)   $   274,540      $ (34,454)     $   245,964
                                  ========================================================================
Accumulated amortization of
non-compete agreements ........   $ 9,048,783   $   570,176    $        --      $      --      $ 9,618,959
                                  ========================================================================
YEAR ENDED JULY 31, 2001:
Allowance for doubtful accounts   $    43,959   $    80,890    $        --      $ (56,639)     $    68,210
                                  ========================================================================
Accumulated amortization of
goodwill and other intangibles    $20,188,599   $ 1,346,080    $        --      $      --      $21,534,679
                                  ========================================================================