Form 10-K/A
period 2003-07-31
THOR INDUSTRIES INC
filed 2003-11-14
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ---------------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

                          Commission File Number 1-9235

                              THOR INDUSTRIES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   93-0768752
           --------                                   ----------
(state or other jurisdiction of         (I.R.S. Employer identification Number)
incorporation or organization)

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

         This Amendment No. 1 on Form 10-K/A is being filed by the registrant to amend the registrant's Annual Report on Form 10-K dated October 24, 2003, filed with the Securities and Exchange Commission on October 29, 2003 (the "Initial Report") solely to (i) correct a typographical error regarding the number of record holders of the Registrant's common stock in Item 5(b) of the Initial Report and (ii) file as an exhibit the Thor Industries, Inc. Business Ethics Policy, which was inadvertently not filed with the Initial Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 5 and 15(a)(3), as amended, is set forth below.

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


(b) HOLDERS

As of October 14, 2003, the number of holders of record of the Company's common stock was 191.

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

                                                                                           Number of securities
                                           Number of securities                           remaining available for
                                               to be issued          Weighted-average      future issuance under
                                             upon exercise of        exercise price of   equity compensation plans
                                           outstanding options,    outstanding options,    (excluding securities
Plan category                               warrants and rights     warrants and rights  reflected in column (a))
-----------------                         ----------------------- ---------------------  --------------------------
                                                    (a)                     (b)                     (c)

Equity compensation plans
   approved by security holders.........         329,357                $  18.51                   524,668
Equity compensation plans
   not approved by security holders.....               0                      NA                   203,625
                                              ----------             -----------                ----------
Total...................................         329,357                $  18.51                   728,293
                                              ----------             -----------                ----------


ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(3)  EXHIBITS


EXHIBIT                       DESCRIPTION
-------                       -----------

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

14.1          Thor Industries, Inc. Business Ethics Policy**

21.1          Subsidiaries of the Company**

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

-----------------

*        Incorporated by reference

**       Filed herewith

***      Furnished herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THOR INDUSTRIES, INC.

                              /s/  Wade F. B. Thompson
                              ----------------------------------
                              Wade F. B. Thompson
                              Chairman, President, and  Chief Executive Officer
Dated: November 14, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Peter B. Orthwein                         /s/  Walter L. Bennett
----------------------------                   -----------------------------
Peter B. Orthwein                              Walter L. Bennett
Vice Chairman, Treasurer                       Chief Financial Officer
(Director)                                     (Principal Financial Officer &
                                               Principal Accounting Officer)

Dated: November 14, 2003                       Dated: November 14, 2003


/s/  Wade F. B. Thompson                        /s/  Alan Siegel
---------------------------------              ------------------------------
Wade F. B. Thompson                            Alan Siegel
Chairman, President, and Chief Executive       Director
Officer (Principal Executive Officer
and Director)

Dated: November 14, 2003                       Dated: November 14, 2003


/s/  William C. Tomson                          /s/  Neil D. Chrisman
------------------------------                 ------------------------------
William C. Tomson                              Neil D. Chrisman
Director                                       Director

Dated: November 14, 2003                       Dated: November 14, 2003

 /s/  Jan H. Suwinski
-------------------------------
Jan H. Suwinski
Director

Dated: November 14, 2003