Form 10-Q
period 2003-10-31
THOR INDUSTRIES INC
filed 2003-12-02
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED  October 31, 2003              COMMISSION FILE NUMBER  1-9235
                   ----------------                                      ------



                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                    93-0768752
-------------------------------------------          --------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                   Identification No.)


 419 West Pike Street, Jackson Center, OH                    45334-0629
-------------------------------------------          --------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:   (937) 596-6849
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes            X                          No
                 ------------------                     ---------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes            X                          No
                 ------------------                     ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                Outstanding at 10/31/03
                -----                                -----------------------

       Common stock, par value                           28,621,296 shares
            $.10 per share

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                 OCTOBER 31, 2003        JULY 31, 2003
                                                                 ----------------        -------------

                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                     $  60,992,976         $ 132,124,452
     Investments - short term                                         52,854,795            40,108,683
     Accounts receivable:
         Trade                                                       120,576,734            94,296,951
         Other                                                         4,684,397             3,018,016
     Inventories                                                     132,218,044            96,652,532
     Deferred income taxes and other                                  19,302,671            12,431,573
                                                                   -------------         -------------
         Total current assets                                        390,629,617           378,632,207
                                                                   -------------         -------------
Property:
     Land                                                             12,466,290            12,058,354
     Buildings and improvements                                       64,559,181            55,541,971
     Machinery and equipment                                          34,230,355            31,644,155
                                                                   -------------         -------------
         Total cost                                                  111,255,826            99,244,480
     Accumulated depreciation                                        (27,722,734)          (25,829,440)
                                                                   -------------         -------------
         Property, net                                                83,533,092            73,415,040
                                                                   -------------         -------------
Investments:
     Joint ventures                                                    2,485,448             2,219,469
     Investments available-for-sale                                    4,417,182             2,860,466
                                                                   -------------         -------------
         Total investments                                             6,902,630             5,079,935
                                                                   -------------         -------------
Other assets:
     Goodwill                                                        140,565,142           130,554,872
     Non-compete agreements                                            4,185,647             3,739,589
     Trademarks                                                       12,269,642             8,669,642
     Other                                                             9,474,812             8,850,173
                                                                   -------------         -------------
         Total other assets                                          166,495,243           151,814,276
                                                                   -------------         -------------

TOTAL ASSETS                                                       $ 647,560,582         $ 608,941,458
                                                                   =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                              $  97,375,225         $ 102,923,191
     Accrued liabilities:
         Taxes                                                        31,170,359            21,431,099
         Compensation and related items                               19,881,817            19,086,195
         Product warranties                                           42,714,930            35,114,825
         Other                                                         9,823,745             9,387,389
                                                                   -------------         -------------
              Total current liabilities                              200,966,076           187,942,699
                                                                   -------------         -------------

Deferred income taxes and other liabilities                            6,712,484             6,176,976
Stockholders' equity:
     Common stock - authorized 40,000,000 shares;
         issued 28,621,296 shares @ 10/31/03 and 28,597,645
         shares @ 7/31/03; par value of $.10 per share                 2,862,130             2,859,765
     Additional paid-in capital                                       82,058,459            81,625,236
     Accumulated other comprehensive income (loss)                     1,569,349              (141,891)
     Retained earnings                                               354,493,040           331,647,776
     Restricted stock plan                                            (1,100,956)           (1,169,103)
                                                                   -------------         -------------
         Total stockholders' equity                                  439,882,022           414,821,783
                                                                   -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 647,560,582         $ 608,941,458
                                                                   =============         =============

See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
              ----------------------------------------------------

                                               2003                2002
                                               ----                ----

Net sales                                 $490,427,112        $406,262,314

Cost of products sold                      424,218,576         347,668,457
                                          ------------        ------------

Gross profit                                66,208,536          58,593,857

Selling, general and
   administrative expenses                  28,208,711          23,302,896

Impairment of equity securities                   --             1,580,334

Interest income                                480,250             595,115

Interest expense                                51,605             115,745

Other income                                   652,278             271,037
                                          ------------        ------------

Income before income taxes                  39,080,748          34,461,034

Provision for income taxes                  15,376,895          13,612,109
                                          ------------        ------------

Net income                                $ 23,703,853        $ 20,848,925
                                          ============        ============



Average common shares outstanding:
----------------------------------

    Basic                                   28,612,425          28,485,986

    Diluted                                 28,820,938          28,777,189


Earnings per common share:
--------------------------

    Basic                                 $        .83        $        .73

    Diluted                               $        .82        $        .72

Dividends paid per common share:          $        .03        $        .01
--------------------------------







See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
              ----------------------------------------------------

                                                                       2003                  2002
                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  23,703,853         $  20,848,925
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
Depreciation                                                         1,801,969             1,297,302
Amortization                                                           193,942               178,705
Impairment of equity securities                                           --               1,580,334
Loss on sale of trading investments                                    192,765                 3,951
Unrealized loss (gain) on trading investments                           93,659               (45,757)
CHANGES IN NON CASH ASSETS AND LIABILITIES, NET OF EFFECT
   FROM ACQUISITIONS AND DIVESTMENTS:
Purchase of trading investments                                    (30,403,377)          (18,873,009)
Proceeds from sale of trading investments                           17,370,841             5,058,879
Accounts receivable                                                (10,447,250)          (17,747,272)
Inventories                                                         (8,575,531)          (13,927,530)
Prepaid expenses and other                                          (6,449,819)           (9,401,032)
Accounts payable                                                   (19,054,165)          (14,194,389)
Accrued liabilities                                                  7,636,353             8,251,642
Other liabilities                                                      535,507               269,478
                                                                 -------------         -------------
Net cash used in operating activities                              (23,333,106)          (36,699,773)
-------------------------------------                            -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                             (5,777,532)           (6,468,336)
Acquisition of Damon                                               (29,326,334)                 --
                                                                 -------------         -------------
Net cash used in investing activities                              (35,103,866)           (6,468,336)
-------------------------------------                            -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                        (858,589)             (284,863)
Acquisition bank debt paid                                         (12,972,498)                 --
Proceeds from issuance of common stock                                 435,588                86,225
                                                                 -------------         -------------

Net cash used in financing activities                              (13,395,499)             (198,638)
-------------------------------------                            -------------         -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                699,375                96,531
                                                                 -------------         -------------
Net decrease in cash and equivalents                               (71,131,476)          (43,270,216)
Cash and equivalents, beginning of year                            132,124,452           113,192,639
                                                                 -------------         -------------
CASH AND EQUIVALENTS, END OF PERIOD                              $  60,992,976         $  69,922,423
                                                                 =============         =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                $   6,165,368         $   5,623,971
Interest paid                                                           51,605               115,745

NON CASH TRANSACTIONS:
Issuance of restricted stock                                     $        --           $     908,831

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The July 31, 2003 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and 10-K/A for the year ended July 31, 2003. The results of operations for the three months ended October 31, 2003 are not necessarily indicative of the results for the full year.

2.    Major classifications of inventories are:

                                         October 31, 2003     July 31, 2003
                                         ----------------     -------------
          Raw materials                    $ 60,121,090        $ 52,499,474
          Chassis                            23,201,469          19,108,412
          Work in process                    35,786,292          25,267,593
          Finished goods                     19,930,319           6,342,179
                                           ------------        ------------
                Total                       139,039,170         103,217,658
          Less excess of FIFO costs
                    over LIFO costs           6,821,126           6,565,126
                                           ------------        ------------
          Total inventories                $132,218,044        $ 96,652,532
                                           ============        ============

3.    Earnings Per Share

                                           Three months        Three months
                                              ended               ended
                                         October 31, 2003    October 31, 2002
                                         ----------------    ----------------
          Weighted average shares           28,612,425          28,485,986
          Outstanding for basic
            earnings per share
          Stock options                        208,513             291,203
                                            ----------          ----------

          Total - For diluted shares        28,820,938          28,777,189
                                            ==========          ==========

4.    Comprehensive Income

                                           Three months        Three months
                                              ended               ended
                                         October 31, 2003    October 31, 2002
                                         ----------------    ----------------
          Net income                       $ 23,703,853        $ 20,848,925
          Foreign currency
            translation adjustment              699,375              96,531
          Unrealized appr. (depr.)
            on investments                    1,011,865              (1,376)
                                           ------------        ------------

          Comprehensive income             $ 25,415,093        $ 20,944,080
                                           ============        ============

5.    Segment Information

                                           Three months        Three months
                                              ended               ended
                                         October 31, 2003    October 31, 2002
                                         ----------------    ----------------
      Net Sales:
          Recreation vehicles
             Towables                      $332,774,607        $293,238,315
             Motorized                       99,209,713          58,270,754
             Other                              987,023             668,240
          Buses                              57,455,769          54,085,005
                                           ------------        ------------
          Total                            $490,427,112        $406,262,314
                                           ============        ============

                                           Three months        Three Months
                                              ended               ended
                                         October 31, 2003    October 31, 2002
                                         ----------------    ----------------
          Income Before Income Taxes:
             Recreation vehicles           $  37,543,996      $  34,584,832
             Buses                             2,732,739          2,609,858
             Corporate                        (1,195,987)        (2,733,656)
                                           -------------      -------------
             Total                         $  39,080,748      $  34,461,034
                                           =============      =============

                                           October 31, 2003   July 31, 2003
                                           ----------------   -------------
          Identifiable Assets:
            Recreation vehicles            $ 425,006,180      $ 327,614,804
            Buses                             69,884,134         63,227,069
            Corporate                        152,670,268        218,099,585
                                           -------------      -------------
            Total                          $ 647,560,582      $ 608,941,458
                                           =============      =============

6.    Accounting Pronouncements

      In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements". It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after December 15, 2003 for variable interest entities created before February 1, 2003. Management believes this will not have an effect on the consolidated financial statements.

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

      At October 31, 2003, the Company held equity investments with a fair market value of $4,417,182 and cost basis of $2,310,375 after recognized impairments in prior periods. The impairment charge of $1,580,334 for the quarter ended October 31, 2002 is included in the statement of consolidated income caption "Impairment of equity securities". These investments are included in investments available-for-sale.

      The Company has certain corporate debt investments that are classified as trading investments and reported as Investments -- short term.

8.    Business Combination

      On September 2, 2003 Thor acquired 100% of the common stock of Damon Corporation ("Damon"). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was approximately $29,326,000, which was paid from internal funds. Immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

      The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

           Current assets                                        $45,897,168
           Property, plant and equipment                           6,142,073
           Goodwill                                               10,010,270
           Trademarks and non-compete agreements                   4,240,000
           Other assets                                              450,510
                                                                 -----------
                  Total assets acquired                           66,740,021

           Current liabilities                                    24,441,189
           Other liabilities                                      12,972,498
                                                                 -----------

                  Net assets acquired                            $29,326,334
                                                                 ===========

      The purchase price allocation includes $640,000 of non-compete agreements, which will be amortized over seven to ten years, $10,010,270 of goodwill and $3,600,000 for trademarks that are not subject to amortization. The Company intends to make an election under section 338 of the Internal Revenue Code allowing it to deduct non-compete, goodwill and trademarks.

      The primary reasons for the acquisition include Damon's future earnings potential, its fit with our existing operations, its market share, and its cash flow. The results of operations for Damon are included in Thor's operating results beginning September 3, 2003.

      Pro forma Information: Pro forma results of operations, as if the acquisition occurred as of the beginning of the period is presented below. These pro forma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

                                         Three Months          Three Months
                                             Ended                 Ended
                                       October 31, 2003      October 31, 2002
                                       ----------------      ----------------

      Net Sales                          $512,428,175         $456,253,781
      Net Income                           23,892,466           22,105,099
      Earnings per common share
              Basic                      $        .84         $        .78
              Diluted                    $        .83         $        .77

9.    Other Intangible Assets

      The components of other intangibles are as follows:

                                                         October 31, 2003                          July 31, 2003
                                               ------------------------------------     ----------------------------------
                                                                       Accumulated                            Accumulated
                                                   Cost               Amortization           Cost            Amortization
                                                   ----               ------------           ----            ------------

      Amortized Intangible Assets:
         Non-compete agreements                $14,713,367             $10,527,720       $14,073,367          $10,333,778


                                                        Three Months                                Three Months
                                                            Ended                                       Ended
                                                      October 31, 2003                            October 31, 2002
                                                      ----------------                            ----------------

      Non-compete Agreement:
         Amortization Expense                             $193,942                                    $178,705

      Non-compete agreements are amortized on a straight-line basis.

      Estimated Amortization Expense:

      For the year ending July 2004                              $798,628
      For the year ending July 2005                              $762,914
      For the year ending July 2006                              $676,247
      For the year ending July 2007                              $676,247
      For the year ending July 2008                              $676,247

      The change in the carrying amount of goodwill and trademarks for the period ended October 31, 2003 are as follows:

                                                  Goodwill                     Trademarks
                                                  --------                     ----------

      Balance as of July 31, 2003                  $130,554,872               $ 8,669,642
      Arising from acquisitions                      10,010,270                 3,600,000
                                                   ------------               -----------

      Balance as of October 31, 2003               $140,565,142               $12,269,642
                                                   ============               ===========

      As of October 31, 2003, goodwill and trademarks for the recreational vehicles segment totaled $140,254,030 and $12,041,674 respectively. The remainder related to the bus segment.

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

                               Three Months         Three Months
                                  Ended                Ended
                             October 31, 2003     October 31, 2002
                             ----------------     ----------------

      Beginning Balance        $35,114,825           $25,374,825
      Provision                 15,662,900            10,589,148
      Payments                  11,788,055             8,054,562
      Acquisitions               3,725,260                  --
                               -----------           -----------
      Ending Balance           $42,714,930           $27,909,411
                               ===========           ===========


11.   Commercial Commitments

      Our principal commercial commitments at October 31, 2003 are summarized in the following chart:

                                                    Total                     Term of
      Commitment                              Amount Commitment              Guarantee
      ----------                              -----------------              ---------

      Guarantee on dealer financing               $  3,816,000            less than 1 year

      Standby repurchase obligation
        on dealer financing                       $369,880,000            less than 1 year

      The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $540,000 and $516,000 as of October 31, 2003 and July 31, 2003, respectively. The Company incurred losses due to repurchases of approximately $130,000 and $115,000 for the three months ended October 31, 2003 and 2002, respectively.

12.   Stock-Based Compensation

      In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require disclosure in interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for interim financial statements beginning after December 15, 2002.

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


                                                                         Three Months              Three Months
                                                                             Ended                     Ended
                                                                       October 31, 2003          October 31, 2002
                                                                       ----------------          ----------------
      Net Income:
        As reported                                                       $23,703,853               $20,848,925

        Deduct: Total stock-based employee compensation
          expense determined under fair value method for all
          awards, net of related tax effects                                  (97,704)                 (158,031)
                                                                          -----------               -----------

        Pro forma                                                         $23,606,149               $20,690,894
                                                                          ===========               ===========

      Earnings Per Common Share - Basic

        As reported                                        $ .83              $ .73
        Pro forma                                          $ .83              $ .73

      Earnings Per Common Share - Diluted

        As reported                                        $ .82              $ .72
        Pro forma                                          $ .82              $ .72



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

Quarter Ended October 31, 2003 vs.
     Quarter Ended October 31, 2002
-----------------------------------

Net sales for the first quarter of fiscal 2004 were $490,427,112 compared to $406,262,314 for the first quarter of fiscal 2003. Income before income taxes in fiscal 2004 was $39,080,748, a 13.4% increase from $34,461,034 in fiscal 2003.
The increase in income before income taxes of $4,619,714 in fiscal 2004 was primarily caused by increased recreation vehicle revenues of $80,794,034, which resulted in an increase in income before income taxes of approximately $2,959,164. Included in fiscal 2004 are sales of $38,716,075 and income before income taxes of $2,395,692 for Damon Corporation acquired on September 2, 2003. Bus revenues were $3,370,764 greater in fiscal 2004 than in fiscal 2003. Bus income before income taxes in fiscal 2004 was approximately $122,881 greater than the same period last year due primarily to increased revenues. Corporate costs, excluding interest and other income, were lower than fiscal 2003 by approximately $1,537,669 due primarily to reduced impairment losses of $1,580,334 recorded on an equity investment classified as available-for-sale for fiscal 2003 compared to 2004.

Interest income decreased by $114,865 due primarily to lower interest rates and a shift to tax exempt investments in 2004 and other income increased by $381,241 due primarily to profits of Thor Credit Corporation, our joint venture retail finance company for recreation vehicles. Interest expense decreased by $64,140 due primarily to reduced bus chassis financing.

Recreation vehicle revenues increased in fiscal 2004 by 22.9% to $432,971,343 compared to $352,177,309 in fiscal 2003, and accounted for 88.3% of total company revenues compared to 86.7% in fiscal 2003. Recreation vehicle backlog of $218,720,000 (includes $49,268,000 for Damon Corporation) at October 31, 2003 was up 37.6% compared to the same period last year. Excluding Damon Corporation, recreation vehicle backlogs were $169,452,000 at October 31, 2003, up 6.6% compared to the same period last year. Bus revenues in fiscal 2004 increased by 6.2% to $57,455,769 compared to $54,085,005 in fiscal 2003 and accounted for 11.7% of the total company revenues compared to 13.3% in fiscal 2003. Bus vehicle order backlog of $100,566,000 at October 31, 2003 was up 2.5% compared to the same period last year.

Gross profit as a percentage of sales in fiscal 2004 decreased to 13.5% from 14.4% in fiscal 2003 primarily due to increased warranty costs on recreation vehicles, discounts on certain recreation vehicles due to competitive pressures, and costs associated with the change over to laminated products at our Thor California operation. Pricing on recreation vehicles and buses did not increase in the first quarter of 2004 due to competitive pressures. Selling, general, and administrative expense and amortization of intangibles were $28,208,711 compared to $23,302,896 for the same period last year in fiscal 2003. As a percentage of sales, selling, general and administrative expense was 5.8% in fiscal 2004 compared to 5.7% in fiscal 2003. Amortization of intangibles increased in fiscal 2004 to $193,943 compared to $178,705 in fiscal 2003. This increase is due to certain non-compete expenses associated with the Damon Corporation acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 20.7% increase in revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The overall effective tax rate was 39.3% for fiscal 2004 compared to 39.5% for fiscal 2003.

Financial Condition and Liquidity
---------------------------------

As of October 31, 2003, we had $113,847,771 in cash, cash equivalents and short-term investments, compared to $172,233,135 on July 31, 2003. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalents" or "Investments - short term". The latter are carried on our consolidated balance sheet as "Investments -- investments available-for-sale".

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of "Accumulated other comprehensive income (loss)" on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary.

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

Working capital at October 31, 2003, was $189,663,541 compared to $190,689,508 on July 31, 2003. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 27, 2004. There were no borrowings on this line of credit at October 31, 2003. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $5,777,000 for the three months ended October 31, 2003 were primarily for the planned expansions at our Keystone, Dutchmen and ElDorado National California facilities.

The Company anticipates additional capital expenditures in fiscal 2004 of approximately $16,500,000. The major components of these capital expenditures include the completion of our ElDorado National California bus company expansion for $3,000,000, expansions at our Keystone facilities of $8,700,000, and approximately $1,000,000 of capital expenditures at our recently purchased Damon manufacturing operation. The ElDorado National California expansion will allow the Company to increase production efficiencies and produce 40 foot buses. The balance of capital expenditures will be for purchasing or replacement of machinery and equipment in the ordinary course of business.

On September 2, 2003 Thor acquired 100% of the common stock of Damon Corporation ("Damon"). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was approximately $29,326,000, which was paid from internal funds.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            a.)  Exhibits

                     N/A

            b.)  Reports on Form 8-K

                 On September 2, 2003, the Company filed a Form 8-K announcing the acquisition of Damon Corporation.

                 On October 2, 2003, the Company filed a Form 8-K announcing the financial results for the fourth quarter and twelve months ended July 31, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THOR INDUSTRIES, INC.
                                              (Registrant)





DATE       December 2, 2003          /s/ Wade F. B. Thompson
      ---------------------------        --------------------------------------
                                         Wade F. B. Thompson
                                         Chairman of the Board, President
                                         and Chief Executive Officer






DATE       December 2, 2003          /s/ Walter L. Bennett
      ---------------------------        --------------------------------------
                                         Walter L. Bennett
                                         Senior Vice President
                                         Secretary and Chief Financial Officer