Form 10-Q
period 2004-01-31
THOR INDUSTRIES INC
filed 2004-03-08
CIK 730263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  January 31, 2004               COMMISSION FILE NUMBER  1-9235

                              THOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                       93-0768752
      ---------------------------------      ---------------------
      (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)        Identification No.)

419 West Pike Street, Jackson Center, OH               45334-0629
----------------------------------------            ---------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (937) 596-6849

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes [X]                     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at 1/31/04
      -----------------------              ----------------------
      Common stock, par value                 57,370,100 shares
          $.10 per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               JANUARY  31, 2004  JULY 31, 2003
                                                               -----------------  -------------
                                             ASSETS
Current assets:
     Cash and cash equivalents                                   $  42,337,954    $ 132,124,452
     Investments - short term                                       43,572,248       40,108,683
     Accounts receivable:
         Trade                                                     129,151,651       94,296,951
         Other                                                       5,702,424        3,018,016
     Inventories                                                   156,411,086       96,652,532
     Deferred income taxes and other                                16,773,832       12,431,573
                                                                 -------------    -------------
         Total current assets                                      393,949,195      378,632,207
                                                                 -------------    -------------
Property:
     Land                                                           12,453,202       12,058,354
     Buildings and improvements                                     68,324,979       55,541,971
     Machinery and equipment                                        34,871,507       31,644,155
                                                                 -------------    -------------
         Total cost                                                115,649,688       99,244,480
     Accumulated depreciation                                      (29,148,285)     (25,829,440)
                                                                 -------------    -------------
         Property, net                                              86,501,403       73,415,040
                                                                 -------------    -------------
Investments:
     Joint ventures                                                  2,432,530        2,219,469
     Investments available-for-sale                                          0        2,860,466
                                                                 -------------    -------------
         Total investments                                           2,432,530        5,079,935
                                                                 -------------    -------------
Other assets:
     Goodwill                                                      140,857,162      130,554,872
     Non-compete agreements                                          3,984,085        3,739,589
     Trademarks                                                     12,269,642        8,669,642
     Other                                                           6,813,101        8,850,173
                                                                 -------------    -------------
         Total other assets                                        163,923,990      151,814,276
                                                                 -------------    -------------

TOTAL ASSETS                                                     $ 646,807,118    $ 608,941,458
                                                                 =============    =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $  96,724,304    $ 102,923,191
     Accrued liabilities:
         Taxes                                                      13,955,342       21,431,099
         Compensation and related items                             18,715,713       19,086,195
         Product warranties                                         41,973,298       35,114,825
         Other                                                      12,491,164        9,387,389
                                                                 -------------    -------------
              Total current liabilities                            183,859,820      187,942,699
                                                                 -------------    -------------

Deferred income taxes and other liabilities                          7,196,368        6,176,976
Stockholders' equity:
     Common stock - authorized 250,000,000 shares;
         issued 57,370,100 shares @ 1/31/04 and 57,195,290
         shares @ 7/31/03; par value of $.10 per share               5,737,010        5,719,529
     Additional paid-in capital                                     80,141,201       78,765,472
     Accumulated other comprehensive income (loss)                      54,021         (141,891)
     Retained earnings                                             371,152,945      331,647,776
     Restricted stock plan                                          (1,334,247)      (1,169,103)
                                                                 -------------    -------------
         Total stockholders' equity                                455,750,930      414,821,783
                                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 646,807,118    $ 608,941,458
                                                                 =============    =============

         See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2004 AND 2003

                                    THREE MONTHS ENDED JANUARY 31  SIX MONTHS ENDED JANUARY 31
                                    ----------------------------   ---------------------------
                                       2004             2003           2004           2003
                                    ------------    ------------   ------------   ------------
Net sales                           $426,479,447    $329,897,564   $916,906,559   $736,159,878

Cost of products sold                373,144,706     284,744,953    797,363,282    632,413,410
                                    ------------    ------------   ------------   ------------

Gross profit                          53,334,741      45,152,611    119,543,277    103,746,468

Selling, general and
   administrative expenses            28,728,268      22,132,165     56,936,979     45,435,061

Impairment of equity securities               --              --             --      1,580,334

Gains on equity securities             1,814,265              --      1,814,265             --

Interest income                          430,510         438,149        910,760      1,033,264

Interest expense                          50,509         120,825        102,114        236,570

Other income                             625,023         395,600      1,277,301        666,637
                                    ------------    ------------   ------------   ------------

Income before income taxes            27,425,762      23,733,370     66,506,510     58,194,404

Provision for income taxes             9,906,047       8,364,692     25,282,942     21,976,801
                                    ------------    ------------   ------------   ------------

Net income                          $ 17,519,715    $ 15,368,678   $ 41,223,568   $ 36,217,603
                                    ============    ============   ============   ============

Average common shares outstanding:

    Basic                             57,327,356      57,113,604     57,276,091     57,042,788

    Diluted                           57,701,234      57,640,532     57,668,857     57,597,998

Earnings per common share:

    Basic                           $        .31    $        .27   $        .72   $        .63

    Diluted                         $        .30    $        .27   $        .71   $        .63

Dividends paid per common share:    $       .015    $       .005   $        .03   $        .01

See notes to consolidated financial statements

                     THOR INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2004 AND 2003

                                                                2004             2003
                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  41,223,568    $  36,217,603
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
Depreciation                                                    3,738,391        2,672,344
Amortization                                                      395,504          357,409
Impairment of equity securities                                        --        1,580,334
(Gain) Loss on sale of trading investments                       (552,670)          39,254
Unrealized (gain) on trading investments                         (543,428)         (77,718)
CHANGES IN NON CASH ASSETS AND LIABILITIES, NET OF EFFECT
   FROM ACQUISITIONS AND DIVESTMENTS:
Purchase of trading investments                               (47,007,628)     (27,633,253)
Proceeds from sale of trading investments                      46,950,536       11,939,888
Accounts receivable                                           (20,040,194)     (25,273,715)
Inventories                                                   (32,768,573)     (18,920,711)
Prepaid expenses and other                                       (469,385)      (6,846,861)
Accounts payable                                              (19,705,086)     (17,212,379)
Accrued liabilities                                            (8,818,982)      (1,477,061)
Other liabilities                                               1,165,333          388,280
                                                            -------------    -------------
Net cash (used in) operating activities                       (36,432,614)     (44,246,586)
                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                       (10,721,628)     (14,100,549)
Disposals of property, plant & equipment                           39,779           13,472
Acquisition of Damon                                          (29,618,354)              --
                                                            -------------    -------------
Net cash (used in) investing activities                       (40,300,203)     (14,087,077)
                                                            -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                 (1,718,399)        (570,430)
Acquisition bank debt paid                                    (12,972,498)              --
Proceeds from issuance of common stock                          1,083,745          727,700
                                                            -------------    -------------
Net cash (used in) provided by financing activities           (13,607,152)         157,270
                                                            -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           553,471          335,185
                                                            -------------    -------------
Net decrease in cash and equivalents                          (89,786,498)     (57,841,208)
Cash and equivalents, beginning of year                       132,124,452      113,192,639
                                                            -------------    -------------
CASH AND EQUIVALENTS, END OF PERIOD                         $  42,337,954    $  55,351,431
                                                            =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                           $  32,547,198    $  23,307,596
Interest paid                                                     102,114          236,570
NON CASH TRANSACTIONS:
Issuance of restricted stock                                $     309,465    $     908,831

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The July 31, 2003 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and 10-K/A for the year ended July 31, 2003. The results of operations for the three months and six months ended January 31, 2004 are not necessarily indicative of the results for the full year.

2.       Major classifications of inventories are:

                            January 31, 2004  July 31, 2003
                            ----------------  -------------
Raw materials                 $ 64,872,707     $ 52,499,474
Chassis                         38,100,120       19,108,412
Work in process                 38,484,179       25,267,593
Finished goods                  22,031,205        6,342,179
                              ------------     ------------
      Total                    163,488,212      103,217,658
Less excess of FIFO costs
          over LIFO costs        7,077,126        6,565,126
                              ------------     ------------
Total inventories             $156,411,086     $ 96,652,532
                              ============     ============

3.       Earnings Per Share

                               Three Months       Three Months        Six Months         Six Months
                                   ended              ended              ended              ended
                             January 31, 2004   January 31, 2003   January 31, 2004   January 31, 2003
                             ----------------   ----------------   ----------------   ----------------
Weighted average shares
Outstanding for basic
  earnings per share            57,327,356         57,113,604         57,276,091         57,042,788
Stock options                      373,878            526,928            392,766            555,210
                                ----------         ----------         ----------         ----------
Total - For diluted shares      57,701,234         57,640,532         57,668,857         57,597,998
                                ==========         ==========         ==========         ==========

4.       Comprehensive Income

                               Three Months       Three Months        Six Months         Six Months
                                   ended              ended              Ended              Ended
                             January 31, 2004   January 31, 2003   January 31, 2004   January 31, 2003
                             ----------------   ----------------   ----------------   ----------------
Net income                     $ 17,519,715       $ 15,368,678        $ 41,223,568      $ 36,217,603
Foreign currency
  translation adjustment           (145,904)           238,654             553,471           335,185
Unrealized appr. (depr.)
  on investments                         --            204,644           1,011,865           203,268
Transfer from available-
  for-sale to trading            (1,369,424)                --          (1,369,424)               --
                               ------------       ------------        ------------      ------------
Comprehensive income           $ 16,004,387       $ 15,811,976        $ 41,419,480      $ 36,756,056
                               ============       ============        ============      ============

5.       Segment Information

                               Three Months       Three Months        Six Months         Six Months
                                   ended              ended              ended              ended
                             January 31, 2004   January 31, 2003   January 31, 2004   January 31, 2003
                             ----------------   ----------------   ----------------   ----------------
Net Sales:
  Recreation vehicles
     Towables                  $267,260,584       $233,254,472       $600,035,191       $526,492,787
     Motorized                  106,211,156         42,217,176        205,420,869        100,487,930
     Other                          750,401            498,156          1,737,424          1,166,396
  Buses                          52,257,306         53,927,760        109,713,075        108,012,765
                               ------------       ------------       ------------       ------------
  Total                        $426,479,447       $329,897,564       $916,906,559       $736,159,878
                               ============       ============       ============       ============

                               Three Months       Three Months        Six Months         Six Months
                                   ended              ended              ended              ended
                             January 31, 2004   January 31, 2003   January 31, 2004   January 31, 2003
                             ----------------   ----------------   ----------------   ----------------
Income Before Income Taxes:
   Recreation vehicles         $ 24,881,460       $ 22,370,546       $ 62,425,456       $ 56,955,378
   Buses                          3,418,617          3,329,258          6,151,356          5,939,116
   Corporate                       (874,315)        (1,966,434)        (2,070,302)        (4,700,090)
                               ------------       ------------       ------------       ------------
   Total                       $ 27,425,762       $ 23,733,370       $ 66,506,510       $ 58,194,404
                               ============       ============       ============       ============

                             January 31, 2004    July 31, 2003
                             ----------------    -------------
Identifiable Assets:
  Recreation vehicles          $451,213,180      $327,614,804
  Buses                          71,580,919        63,227,069
  Corporate                     124,013,019       218,099,585
                               ------------      ------------
  Total                        $646,807,118      $608,941,458
                               ============      ============

6.       Accounting Pronouncements

         In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements". It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN 46 does not have an affect on the consolidated financial statements.

7.       Investments

         The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. During the second quarter of fiscal 2004, the Company decided to begin actively trading its equity securities previously classified as available-for-sale securities. Therefore, at January 31, 2004, these securities are classified as trading and the balance in investments available-for-sale was reclassed to Investments - short term. Additionally, the balance in unrealized gain/loss on available-for-sale securities which was previously included in accumulated other comprehensive income (loss) was reclassified and recorded in the statement of consolidated income caption "Gains on equity securities".

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

         At January 31, 2004, the Company held equity investments with a fair market value of $1,864,033 and cost basis of $1,049,835 after recognized impairments in prior periods. The impairment charge of $1,580,334 for the quarter ended October 31, 2002 is included in the statement of consolidated income caption "Impairment of equity securities". These investments are now included in Investments - short term.

         The Company also has certain corporate debt investments that are classified as trading investments and reported as Investments - short term.

8.       Business Combination

         On September 2, 2003 Thor acquired 100% of the common stock of Damon Corporation ("Damon"). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was approximately $29,618,354, which was paid from internal funds. Immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

         The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets                               $45,897,168
Property, plant and equipment                  6,142,073
Goodwill                                      10,302,290
Trademarks and non-compete agreements          4,240,000
Other assets                                     450,510
                                             -----------
       Total assets acquired                  67,032,041

Current liabilities                           24,441,189
Other liabilities                             12,972,498
                                             -----------

       Net assets acquired                   $29,618,354
                                             ===========

         The purchase price allocation includes $640,000 of non-compete agreements, which will be amortized over seven to ten years, $10,302,290 of goodwill and $3,600,000 for trademarks that are not subject to amortization. The Company intends to make an election under section 338 of the Internal Revenue Code allowing it to deduct non-compete, goodwill and trademarks for tax purposes.

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

                             Three Months      Three Months       Six Months        Six Months
                                 Ended             Ended             Ended             Ended
                           January 31, 2004  January 31, 2003  January 31, 2004  January 31, 2003
                           ----------------  ----------------  ----------------  ----------------
                               (Actual)         (Pro Forma)        (Pro Forma)      (Pro Forma)
Net Sales                   $  426,479,447     $375,337,592      $ 938,907,622     $831,591,373
Net Income                      17,519,715       16,425,834         41,412,181       38,530,933
Earnings per common share
        Basic               $          .31     $        .29      $         .72     $        .68
        Diluted             $          .30     $        .28      $         .72     $        .67

9.       Other Intangible Assets

         The components of other intangibles are as follows:

                                        January 31, 2004            July 31, 2003
                                    -------------------------  -------------------------
                                                  Accumulated               Accumulated
                                       Cost      Amortization     Cost      Amortization
                                    -----------  ------------  -----------  ------------
Amortized Intangible Assets:
   Non-compete agreements           $14,713,367  $ 10,729,282  $14,073,367  $10,333,778

                           Three Months       Three Months        Six Months         Six Months
                               Ended              Ended              Ended              Ended
                         January 31, 2004   January 31, 2003   January 31, 2004   January 31, 2003
                         ----------------   ----------------   ----------------   ----------------
Non-compete Agreement:
   Amortization Expense      $201,562           $178,704           $395,504           $357,409

         Non-compete agreements are amortized on a straight-line basis.

         Estimated Amortization Expense:

For the year ending July 2004        $798,628
For the year ending July 2005        $762,914
For the year ending July 2006        $676,247
For the year ending July 2007        $676,247
For the year ending July 2008        $676,247

         The change in the carrying amount of goodwill and trademarks for the period six months ended January 31, 2004 are as follows:

                                        Goodwill           Trademarks
                                      ------------        ------------
Balance as of July 31, 2003           $130,554,872        $  8,669,642
Arising from acquisitions               10,302,290           3,600,000
                                      ------------        ------------
Balance as of January 31, 2004        $140,857,162        $ 12,269,642
                                      ============        ============

         As of January 31, 2004, goodwill and trademarks for the recreational vehicles segment totaled $140,561,662 and $12,041,674 respectively. The remainder related to the bus segment.

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

                      Three Months      Three Months        Six Months         Six Months
                          Ended             Ended              Ended              Ended
                    January 31, 2004  January 31, 2003   January 31, 2004   January 31, 2003
                    ----------------  ----------------   ----------------   ----------------
Beginning Balance     $42,714,930        $27,909,411        $35,114,825        $25,374,825
Provision              10,843,637         10,594,042         26,506,537         21,183,191
Payments               11,585,269          9,328,375         23,373,324         17,382,938
Acquisitions                   --                 --          3,725,260                 --
                      -----------        -----------        -----------        -----------
Ending Balance        $41,973,298        $29,175,078        $41,973,298        $29,175,078
                      ===========        ===========        ===========        ===========

11.      Stock Split

         In the second quarter of 2004, the Company declared a two-for-one common stock split that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock split.

12.      Commercial Commitments

         Our principal commercial commitments at January 31, 2004 are summarized in the following chart:

                                       Total            Term of
      Commitment                 Amount Commitment     Guarantee
-----------------------------    -----------------  ----------------
Guarantee on dealer financing       $  2,702,000    less than 1 year

Standby repurchase obligation
  on dealer financing               $500,368,000    less than 1 year

         The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $479,000 and $516,000 as of January 31, 2004 and July 31, 2003, respectively. The Company incurred losses due to repurchases of approximately $125,000 and $183,000 for the three months ended January 31, 2004 and 2003, respectively and $255,000 and $298,000 for the six months ended January 31, 2004 and 2003, respectively,

13.      Stock-Based Compensation

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

                                        Three Months       Three Months        Six Months         Six Months
                                            Ended              Ended              Ended              Ended
                                      January 31, 2004   January 31, 2003   January 31, 2004   January 31, 2003
                                      ----------------   ----------------   ----------------   ----------------
Net Income:
  As reported                          $   17,519,715     $   15,368,678     $   41,223,568     $   36,217,603
  Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value method for all
  awards, net of related tax
  effects                              $     (220,048)    $     (158,031)    $     (317,752)    $     (316,062)
                                       --------------     --------------     --------------     --------------
  Pro Forma                            $   17,299,667     $   15,210,647     $   40,905,816     $   35,901,541
                                       ==============     ==============     ==============     ==============
Earnings Per Common Share - Basic
  As reported                          $          .31     $          .27     $          .72     $          .63
  Pro forma                            $          .30     $          .27     $          .71     $          .63

Earnings Per Common Share - Diluted
  As reported                          $          .30     $          .27     $          .71     $          .63
  Pro forma                            $          .30     $          .26     $          .71     $          .62

The assumptions used in determining the fair value of options granted during fiscal 2004 are as follows:

                                 2004
                               -------
Expected volatility                 38%
Expected life of grant         6 years
Risk free interest rate           3.25%
Expected dividend rate             .26%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended January 31, 2004 vs.
     Quarter Ended January 31, 2003

Net sales for the second quarter of fiscal 2004 were $426,479,447 compared to $329,897,564 for the second quarter of fiscal 2003. Income before income taxes in fiscal 2004 was $27,425,762, a 15.6% increase from $23,733,370 in fiscal 2003. Included in the second quarter of fiscal 2004 are sales of $51,028,816 and income before income taxes of $2,004,327 for Damon Corporation acquired on September 2, 2003. The increase in income before income taxes of $3,692,392 in the second quarter of fiscal 2004 is the result of the following items. $2,004,327 income generated by Damon Corporation, $506,587 income from increased recreation vehicle revenues, $89,359 increased income from our bus companies and $1,814,265 income from the gain on the sale and reclassification of certain equity securities previously held as investments available-for-sale. Offsetting these increases in income before income taxes were increased corporate costs of $722,146 primarily for the funding of increased reserve requirements for pending insurance claims. Our Thor California operation continued to struggle with changing to laminated products and overall plant efficiency. This resulted in a loss in income before income taxes of $1,776,083 for the second quarter of fiscal 2004, which is reflected in the overall recreation vehicle income increase before income taxes of $506,587 as noted above. We are taking aggressive actions, including price increases and extensive cost reductions, to eliminate Thor California losses.

Interest income decreased by $7,639 due to lower interest rates and a shift to tax exempt investments in 2004 and other income increased by $229,423 due primarily to a one time gain on a sale of excess land at our ElDorado Kansas facility for approximately $222,000 and continued increased profits of Thor Credit Corporation, our joint venture retail finance company for recreation vehicles. Interest expense decreased by $70,316 due primarily to reduced bus chassis financing.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Recreation vehicle revenues increased in fiscal 2004 by 35.6% to $374,222,141 compared to $275,969,804 in fiscal 2003, and accounted for 87.7% of total company revenues compared to 83.7% in fiscal 2003. Recreation vehicle backlogs of $404,908,000 (includes $48,680,000 for Damon Corporation) at January 31, 2004, were up 124.1% compared to the same period last year. Excluding Damon Corporation, recreation vehicle backlogs were $ 356,228,000 at January 31, 2004, up 97.1% compared to the same period last year. Bus revenues in fiscal 2004 decreased by 3.1% to $52,257,306 compared to $53,927,760 in fiscal 2003 and accounted for 12.3% of the total company revenues compared to 16.3% in fiscal 2003. Bus vehicle order backlog of $94,062,000 at January 31, 2004 was up 2.7% compared to the same period last year.

Gross profit as a percentage of sales in the second quarter of fiscal 2004 decreased to 12.5% from 13.7% for the same period last year. This reduction in gross margin in 2004 is the result of continued discounts on certain recreation vehicles due to competitive pressures, losses at our Thor California operation, cost increases in aluminum, copper, lumber, plywood and steel, and the increased volume in motorized recreation vehicles, which carry a higher percentage cost to selling price than towable products due to chassis costs and reduced mark up thereon. Pricing increases on recreation vehicles and buses were negligible. We plan to institute price increases in early March to offset the large cost increases in commodities over which we have no control.

Selling, general and administrative expense and amortization of intangibles were $28,728,268 compared to $22,132,165 for the same period in fiscal 2003. As a percentage of sales, selling, general and administrative expense was 6.7% in fiscal 2004 and fiscal 2003. Amortization of intangibles was $202,000 in fiscal 2004 compared to $178,000 in fiscal 2003. This increase is due to certain non-compete expenses associated with the Damon Corporation acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 29.3% increase in revenue.

The overall effective tax rate was 36.1% for fiscal 2004 compared to 35.2% for fiscal 2003. The lower rate in fiscal 2003 was due primarily to a favorable state tax ruling of approximately $385,000 received in January 2003.

Six Months Ended January 31, 2004 vs.
     Six Months Ended January 31, 2003

Net sales for the six months of fiscal 2004 were $916,906,559 compared to $736,159,878 for the same period last year. Income before income taxes in fiscal 2004 was $66,506,510, a 14.3% increase from $58,194,404 in fiscal 2003. Included in fiscal 2004 are sales of $89,744,890 and income before taxes of $4,400,019 for Damon Corporation acquired on September 2, 2003. The increase in income before income taxes of $8,312,106 for the six months of fiscal 2004 is the result of the following items. $4,400,019 income generated by Damon Corporation, $1,070,059 income from increased recreation vehicle revenues, $212,240 increased income from our bus companies, $1,814,265 income from the gain on the sale and reclassification of certain equity securities previously held as investment available-for-sale, and no impairment losses versus a $1,580,334 loss last year. Offsetting these increases in income before income taxes were increased corporate costs of $764,811 primarily for the funding of increased reserve requirements for pending insurance claims. Our Thor California operation continued to struggle with changing to laminated products and overall plant efficiency. This resulted in a loss in income before income taxes of $2,003,886 for the six months ended January 31, 2004, which is reflected in the overall recreation vehicle income increase before income taxes of $1,070,059 as noted above.

Interest income decreased by $122,504 due to lower interest rates and a shift to tax exempt investments in 2004 and other income increased by $610,664 due primarily to a one time gain on a sale of excess land at our ElDorado Kansas facility for approximately $222,000 and increased profits of Thor Credit, our joint venture retail finance company for recreation vehicles. Interest expense decreased by $134,456 due primarily to reduced bus chassis financing.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Recreation vehicle revenues increased in the six months of fiscal 2004 by 28.5% to $807,193,484, compared to $628,147,113 in fiscal 2003 and accounted for 88.0% of total company revenues compared to 85.3% in fiscal 2003. Bus revenues in fiscal 2004 increased by 1.6% to $109,713,075 compared to $108,012,765 in fiscal 2003 and accounted for 12.0% of the total company revenues compared to 14.7% in fiscal 2003.

Gross profit as a percentage of sales for the six months of fiscal 2004 decreased to 13.0% from 14.1% for the same period last year. This reduction in gross margin in 2004 is the result of continued discounts on certain recreation vehicles due to competitive pressures, losses at our Thor California operation, cost increases in aluminum, copper, lumber, plywood and steel, and the increased volume in motorized recreation vehicles, which carry a higher percentage cost to selling prices than towable products due to chassis costs and reduced mark up thereon. Pricing increases on recreation vehicles and buses were negligible.

Selling, general, and administrative expenses and amortization of intangibles were $56,936,979 compared to $45,435,061 for the same period in fiscal 2003. As a percentage of sales, selling, general and administrative expense was 6.2% in fiscal 2004 and fiscal 2003. Amortization of intangibles increased in fiscal 2004 to $396,000 compared to $357,000 in fiscal 2003. This increase is due to certain non-compete expenses associated with the Damon Corporation acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 24.6% increase in revenue.

The overall effective tax rate was 38.0% for the six months of fiscal 2004 compared to 37.8% for fiscal 2003. The lower rate in fiscal 2003 was due primarily to a favorable state tax ruling of approximately $385,000 received in January 2003.

Financial Condition and Liquidity

As of January 31, 2004, we had $85,910,202 in cash, cash equivalents and short-term investments, compared to $172,233,135 on July 31, 2003. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as "Cash and cash equivalents" or "Investments - short term". The latter are carried on our consolidated balance sheet as "Investments - investments available-for-sale".

On September 2, 2003, Thor acquired 100% of the common stock of Damon Corporation ("Damon"). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was approximately $29,618,354, which was paid from internal funds. Immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

Chassis inventory is about double last year due to increased demand and rebate incentives offered by manufacturers for early purchases.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

Working capital at January 31, 2004, was $210,089,375 compared to $190,689,508 on July 31, 2003. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 27, 2004. There were no borrowings on this line of credit at January 31, 2004. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $10,722,000 for the six months ended January 31, 2004 were primarily for the planned expansions at our Keystone, Dutchmen and ElDorado National California facilities.

The Company anticipates additional capital expenditures in fiscal 2004 of approximately $13,400,000. The major components of these capital expenditures include the completion of our ElDorado National California bus company expansion for $1,200,000, expansions at our Keystone facilities of $8,000,000, expansion at our Four Winds facilities of $1,000,000, and approximately $1,000,000 of capital expenditures at our recently purchased Damon manufacturing operation. The ElDorado National California expansion will allow the Company to increase production efficiencies and produce 40 foot buses. The balance of capital expenditures will be for purchasing or replacement of machinery and equipment in the ordinary course of business.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) ("Disclosure Controls') are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting ("Internal Controls") is a process designed by, or under the supervision of, our President and Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal Controls also include policies and procedures that:

1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of our company;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and

3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company's assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

Notwithstanding the foregoing limitations, we believe that our Disclosure Controls and Internal Controls provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Company's Disclosure Controls

As of January 31, 2004, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Annual Meeting of Stockholders. The Company held it's annual Meeting of Stockholders on December 9, 2003. For more information on the following proposals, see the Company's proxy statement dated October 24, 2003.

         (1) The stockholders elected three Class C directors of the Company to serve until the Company's annual meeting of stockholders in 2006:

     Director                 For      Against    Abstain
--------------------      ----------   -------   ---------
Neil D. Chrisman          26,465,556     -0-       718,475
Alan Siegel               23,910,028     -0-     3,274,003
Geoffrey A. Thompson      26,459,455     -0-       724,576

         The terms of Directors Wade F. B. Thompson, Peter B. Orthwein, Jan H. Suwinski and William C. Tomson continued after the meeting.

         (2) The stockholders voted to approve amendments to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 40,000,000 to 250,000,000 shares:

For            21,880,199
Against         5,275,325
Abstain            28,507

         (3) The stockholders voted to adopt the Thor Industries, Inc. Annual Incentive Plan:

For            26,554,387
Against           358,535
Abstain           271,109

ITEM 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits

                           Not Applicable

         b.)      Reports on Form 8-K

                  On November 5, 2003, the Company filed a Form 8-K announcing preliminary sales for the quarter ended October 31, 2003.

                  On December 3, 2003, the Company filed a Form 8-K announcing the sales, net income earnings per share and other financial information for the first quarter ended October 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THOR INDUSTRIES, INC.
                                            (Registrant)

DATE March 8, 2004                  /s/ Wade F. B. Thompson
                                        ----------------------------------------
                                        Wade F. B. Thompson
                                        Chairman of the Board, President
                                        and Chief Executive Officer

DATE March 8, 2004                  /s/ Walter L. Bennett
                                        ----------------------------------------
                                        Walter L. Bennett
                                        Executive Vice President,
                                        Secretary and Chief Financial Officer