Form 10-Q
period 2004-04-30
THOR INDUSTRIES INC
filed 2004-06-04
CIK 730263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED April 30, 2004	COMMISSION FILE NUMBER 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 596-6849

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/04
Common stock, par value	57,090,828 shares
$.10 per share

PART I — Financial Information
ITEM 1. Financial Statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2004	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$65,541,090	$132,124,452
Investments – short term	43,948,770	40,108,683
Accounts receivable:
Trade	177,850,931	94,296,951
Other	3,754,489	3,018,016
Inventories	159,577,899	96,652,532
Deferred income taxes and other	14,111,629	12,431,573

Total current assets	464,784,808	378,632,207

Property:
Land	15,546,585	12,058,354
Buildings and improvements	72,336,624	55,541,971
Machinery and equipment	36,340,510	31,644,155

Total cost	124,223,719	99,244,480
Accumulated depreciation	(31,032,982)	(25,829,440)

Property, net	93,190,737	73,415,040

Investments:
Joint ventures	2,492,004	2,219,469
Investments available-for-sale	—	2,860,466

Total investments	2,492,004	5,079,935

Other assets:
Goodwill	140,857,162	130,554,872
Non-compete agreements	3,782,523	3,739,589
Trademarks	12,269,642	8,669,642
Other	6,463,325	8,850,173

Total other assets	163,372,652	151,814,276

TOTAL ASSETS	$723,840,201	$608,941,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,042,331	$102,923,191
Accrued liabilities:
Taxes	22,711,211	21,431,099
Compensation and related items	25,631,532	19,086,195
Product warranties	42,855,769	35,114,825
Other	19,388,174	9,387,389

Total current liabilities	236,629,017	187,942,699

Deferred income taxes and other liabilities	7,600,951	6,176,976
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,090,828 shares @ 4/30/04 and 57,195,290 shares @ 7/31/03; par value of $.10 per share	5,709,083	5,719,529
Additional paid-in capital	79,828,474	78,765,472
Accumulated other comprehensive loss	(241,910)	(141,891)
Retained earnings	395,568,361	331,647,776
Restricted stock plan	(1,253,775)	(1,169,103)

Total stockholders’ equity	479,610,233	414,821,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$723,840,201	$608,941,458

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2004 AND 2003

	Three Months Ended April 30		Nine Months Ended April 30
	2004	2003	2004	2003
Net sales	$645,690,437	$412,749,534	$1,562,596,996	$1,148,909,412
Cost of products sold	555,568,944	355,715,028	1,352,932,226	988,128,438

Gross profit	90,121,493	57,034,506	209,664,770	160,780,974
Selling, general and administrative expenses	37,410,857	24,556,771	94,347,836	69,991,832
Impairment of equity securities	—	—	—	1,580,334
Gains (losses) on equity securities	(12,816)	—	1,801,449	—
Interest income	341,556	397,865	1,252,316	1,431,129
Interest expense	20,966	99,501	123,080	336,071
Other income	726,409	535,684	2,003,710	1,202,321

Income before income taxes	53,744,819	33,311,783	120,251,329	91,506,187
Provision for income taxes	20,961,245	13,158,155	46,244,187	35,134,956

Net income	$32,783,574	$20,153,628	$74,007,142	$56,371,231

Average common shares outstanding:
Basic	57,245,068	57,167,290	57,265,901	57,083,376
Diluted	57,587,458	57,594,234	57,641,688	57,597,762
Earnings per common share:
Basic	$.57	$.35	$1.29	$.99
Diluted	$.57	$.35	$1.28	$.98
Dividends paid per common share:	$.03	$.005	$.06	$.015

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income	$74,007,142	$56,371,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,727,384	4,148,010
Amortization	597,066	536,114
Impairment of equity securities	—	1,580,334
(Gain) Loss on sale of trading investments	(984,756)	175,193
Loss on sale of available for sale investments	—	6,205
Unrealized (gain) loss on trading investments	252,776	(181,291)
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	(63,116,128)	(46,514,919)
Proceeds from sales of trading investments	62,318,396	21,625,573
Accounts receivable	(66,791,539)	(30,486,191)
Inventories	(35,935,386)	(8,060,298)
Prepaid expenses and other	2,482,705	(9,584,493)
Accounts payable	9,612,941	(5,034,181)
Accrued liabilities	14,632,188	11,060,878
Other liabilities	1,650,388	661,951

Net cash provided by (used in) operating activities	4,453,177	(3,695,884)

Cash flows from investing activities:
Purchase of property, plant & equipment	(19,455,603)	(18,773,639)
Disposals of property, plant & equipment	95,842	13,472
Acquisition of Damon	(29,618,354)	—

Net cash used in investing activities	(48,978,115)	(18,760,167)

Cash flows from financing activities:
Cash dividends	(3,439,672)	(856,265)
Purchase of common stock for retirement	(7,078,339)	—
Retirement of Damon acquired debt	(12,972,498)	—
Proceeds from issuance of common stock	1,174,545	727,700

Net cash used in financing activities	(22,315,964)	(128,565)

Effect of exchange rate changes on cash	257,540	762,752

Net decrease in cash and equivalents	(66,583,362)	(21,821,864)
Cash and equivalents, beginning of year	132,124,452	113,192,639

Cash and equivalents, end of period	$65,541,090	$91,370,775

Supplemental cash flow information:
Income taxes paid	$45,070,716	$32,271,406
Interest paid	123,080	336,071
Non cash transactions:
Retirement of treasury shares	$7,078,339	$29,598,666
Issuance of restricted stock	309,465	908,831

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The July 31, 2003 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended July 31, 2003. The results of operations for the three months and nine months ended April 30, 2004 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	April 30, 2004	July 31, 2003
Raw materials	$67,755,717	$52,499,474
Chassis	37,730,310	19,108,412
Work in process	42,542,678	25,267,593
Finished goods	19,789,520	6,342,179

Total	167,818,225	103,217,658
Less excess of FIFO costs over LIFO costs	8,240,326	6,565,126

Total inventories	$159,577,899	$96,652,532

3.	Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Weighted average shares outstanding for basic earnings per share	57,245,068	57,167,290	57,265,901	57,083,376
Stock options	342,390	426,944	375,787	514,386

Total — For diluted shares	57,587,458	57,594,234	57,641,688	57,597,762

4.	Comprehensive Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Net income	$32,783,574	$20,153,628	$74,007,142	$56,371,231
Foreign currency translation adjustment	(295,931)	427,567	257,540	762,752
Unrealized appr. (depr.) on investments	—	(666,150)	(357,559)	(462,882)
Transfer from available-for-sale to trading	—	—	(1,369,424)	—

Comprehensive income	$32,487,643	$19,915,045	$72,537,699	$56,671,101

5.	Segment Information

Effective for the quarter ending April 30, 2004, the Company began presenting three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towables recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Breckenridge, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Damon and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Four Winds. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California and ElDorado Kansas. Previously, the Company was organized into two reportable segments, total recreation vehicles and buses. Previous segment information has been restated to conform to the current reportable segment presentation.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Net Sales:
Recreation vehicles:
Towables	$410,900,766	$297,664,980	$1,012,673,380	$825,324,163
Motorized	183,256,186	61,515,814	388,677,056	162,003,744
Buses	51,533,485	53,568,740	161,246,560	161,581,505

Total	$645,690,437	$412,749,534	$1,562,596,996	$1,148,909,412

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Income Before Income Taxes:
Recreation vehicles:
Towables	$44,492,165	$29,449,399	$96,096,353	$80,378,714
Motorized	10,948,492	2,849,547	21,769,760	8,857,174
Buses	1,388,565	2,513,662	7,539,921	8,452,774
Corporate	(3,084,403)	(1,500,825)	(5,154,705)	(6,182,475)

Total	$53,744,819	$33,311,783	$120,251,329	$91,506,187

	April 30, 2004	July 31, 2003
Identifiable Assets:
Recreation vehicles:
Towables	$347,945,377	$268,644,496
Motorized	154,573,314	58,970,308
Buses	73,050,211	63,227,069
Corporate	148,271,299	218,099,585

Total	$723,840,201	$608,941,458

6.	Treasury Shares

The Company purchased and retired 288,000 shares of treasury stock in the third quarter of 2004. This retirement resulted in a reduction of $28,800 in common stock and $402,654 in additional paid-in-capital and $6,646,885 in retained earnings.

7.	Investments

The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. During the second quarter of fiscal 2004, the Company decided to begin actively trading its equity securities previously classified as available-for-sale securities. Therefore, at April 30, 2004, these securities are classified as trading and the balance in investments available-for-sale was reclassed to Investments — short term. Additionally, the balance in unrealized gain/loss on available-for-sale securities which was previously included in accumulated other comprehensive income (loss) was reclassified and recorded in the statement of consolidated income caption “Gains (losses) on equity securities”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At April 30, 2004, the Company held equity investments with a fair market value of $7,556 and cost basis of $13,326 after recognized impairments in prior periods. The impairment charge of $1,580,334 for the quarter ended October 31, 2002 is included in the statement of consolidated income caption “Impairment of equity securities”. These investments are now included in Investments – short term.

The Company also has certain corporate debt investments that are classified as trading investments and reported as Investments – short term.

8.	Business Combination

On September 2, 2003 Thor acquired 100% of the common stock of Damon Corporation (“Damon”). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was approximately $29,618,354, which was paid from internal funds. Immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$45,897,168
Property, plant and equipment	6,142,073
Goodwill	10,302,290
Trademarks and non-compete agreements	4,240,000
Other assets	450,510

Total assets acquired	67,032,041
Current liabilities	24,441,189
Other liabilities	12,972,498

Net assets acquired	$29,618,354

The purchase price allocation includes $640,000 of non-compete agreements, which will be amortized over seven to ten years, $10,302,290 of goodwill and $3,600,000 for trademarks that are not subject to amortization. The Company has made an election under Section 338 of the Internal Revenue Code allowing it to deduct non-compete, goodwill and trademarks for tax purposes.

The primary reasons for the acquisition include Damon’s future earnings potential, its fit with our existing operations, its market share, and its cash flow. The results of operations for Damon are included in Thor’s operating results beginning September 3, 2003.

Pro forma Information: Pro forma results of operations, as if the acquisition occurred as of the beginning of the period is presented below. These pro forma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Net Sales	$645,690,437	$468,471,172	$1,584,598,059	$1,300,062,545
Net Income	32,783,574	21,537,848	74,195,755	60,068,781
Earnings per common share
Basic	$.57	$.38	$1.30	$1.05
Diluted	$.57	$.37	$1.29	$1.04

9.	Other Intangible Assets

The components of other intangible assets are as follows:

	April 30, 2004		July 31, 2003
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$14,713,367	$10,930,843	$14,073,367	$10,333,778

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Non-compete Agreement:
Amortization Expense	$201,562	$178,705	$597,066	$536,114

Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2004	$798,628
For the year ending July 2005	$762,914
For the year ending July 2006	$676,247
For the year ending July 2007	$676,247
For the year ending July 2008	$676,247

The change in the carrying amount of goodwill and trademarks for the nine months ended April 30, 2004 are as follows:

	Goodwill	Trademarks
Balance as of July 31, 2003	$130,554,872	$8,669,642
Arising from acquisitions	10,302,290	3,600,000

Balance as of April 30, 2004	$140,857,162	$12,269,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Breakdown by reportable segment as of April 30, 2004:

	Goodwill	Trademarks
Recreation Vehicles:
Towable	$123,309,631	$9,441,674
Motorized	17,252,031	2,600,000

Total	$140,561,662	$12,041,674

Bus	$295,500	$227,968

Total	$140,857,162	$12,269,642

10.	Warranty

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Beginning Balance	$41,973,298	$29,175,078	$35,114,825	$25,374,825
Provision	11,626,295	11,847,973	38,132,832	33,228,155
Payments	10,743,824	9,308,621	34,117,148	26,888,550
Acquisitions	—	—	3,725,260	—

Ending Balance	$42,855,769	$31,714,430	$42,855,769	$31,714,430

11.	Stock Split

In the second quarter of 2004, the Company declared a two-for-one common stock split that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock split.

12.	Commercial Commitments

Our principal commercial commitments at April 30, 2004 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$3,101,670	less than 1 year
Standby repurchase obligation on dealer financing	$540,259,000	less than 1 year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $464,000 and $516,000 as of April 30, 2004 and July 31, 2003, respectively. The Company incurred losses due to repurchases of approximately $149,000 and $63,000 for the three months ended April 30, 2004 and 2003, respectively and $404,000 and $361,000 for the nine months ended April 30, 2004 and 2003, respectively,

13.	Stock-Based Compensation

In December 2002, The Financial Accounting Standards Board “(FASB)” issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends the disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation,” to require disclosure in interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, establishes a fair-value method of accounting for employee stock options. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value is recognized over the option vesting period which is three years. Had compensation cost for these grants been determined in accordance with SFAS No. 123, the Company’s net income and net earnings per common share would have been:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Net Income:
As reported	$32,783,574	$20,153,628	$74,007,142	$56,371,231
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(283,344)	(158,031)	(601,096)	(474,093)

Pro Forma	$32,500,230	$19,995,597	$73,406,046	$55,897,138

Earnings Per Common Share – Basic
As reported	$.57	$.35	$1.29	$.99
Pro forma	$.57	$.35	$1.28	$.98
Earnings Per Common Share – Diluted
As reported	$.57	$.35	$1.28	$.98
Pro forma	$.56	$.35	$1.27	$.97

The assumptions used in determining the fair value of options granted during the second quarter of fiscal 2004 are as follows:

Expected volatility	38%
Expected life of grant	6 years
Risk free interest rate	3.25%
Expected dividend rate	.26%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and small and mid-size buses in North America. Our position in the towables segment of the industry gives us an approximate 30.2% market share and in the motorized segment of the industry an approximate 10.2% market share. Our market share in small and mid-size buses is approximately 35%. We have recently entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30 foot and 35 foot buses.

Our growth has been internal and by acquisition. Our strategy has been to increase our market share in North America and our profitability in the recreation vehicle industry and in the bus business by improving our facilities, product innovation, opportunistic acquisitions and manufacturing quality products. We have not purchased unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will assure rapid payback. We have invested significant capital to modernize our plant facilities and have expended approximately $50 million for that purpose in the past two years.

Our business model includes decentralized operating units and we compensate operating management based upon profitability of the unit which they manage. Our corporate staff provides financial management, centralized purchasing services, insurance, legal and human resources. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing. We have a joint venture, Thor Credit, which provides retail credit to ultimate purchasers for recreation vehicles.

For management and reporting purposes we segment our business into Recreation Vehicles – Towables and Motorized – and Buses.

Trends and Business Outlook

We believe the primary indicator of the strength of the recreation vehicle industry is retail sales, which we closely monitor to determine industry trends. Among the important determinants of demand for RV’s are demographics. The baby boomer population (age 55-65) is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow by 48% between today and 2010, or five times the expected 9% growth in the total United States population. In addition, in the post-September 11, 2001 environment, a recreation vehicle vacation has become an attractive leisure activity compared to an overseas vacation, which involves the hassle of airline travel and the terrorism concerns.

Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life, so that many of the buses we sold in 1999 and 2000 will need to be replaced.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fuel price fluctuations have not historically influenced our sales materially and we do not anticipate that modest increases in interest rates will have a significant negative effect on such sales. Retail sales in the recreation vehicle industry have been strong due to low inflation, favorable interest rates, population trends and concerns about the safety of international travel. All segments of our recreation vehicle business experienced record sales due to exceptional industry strength. To satisfy that demand, we hired 660 employees since January 2004, increasing our employee total by more than 10%.

Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Materials cost is the primary factor determining our cost of goods sold. In March 2004, we increased product prices on our RV’s segment by approximately 3% to offset increases in raw materials. Additional increases in raw material costs would impact our profit margins if we were unable to raise prices for our products by corresponding amounts without negatively affecting sales.

Quarter Ended April 30, 2004 vs.
     Quarter Ended April 30, 2003

Net sales for the third quarter of fiscal 2004 were $645,690,437 compared to $412,749,534 for the third quarter of fiscal 2003. Income before income taxes in fiscal 2004 was $53,744,819, a 61.3% increase from $33,311,783 in fiscal 2003. Included in the third quarter of fiscal 2004 are sales of $67,621,736 and income before income taxes of $4,579,774 for Damon Corporation acquired on September 2, 2003. The increase in income before income taxes of $20,433,036 in the third quarter of fiscal 2004 is the result of the following items: $4,579,774 of income generated by Damon Corporation and $18,580,373 of income from increased recreation vehicle revenues. Offsetting these increases were reduced income of $1,125,093 by our bus companies, a $12,816 loss from the sale and reclassification of certain equity securities previously held as investments available-for-sale, and increased corporate costs of $1,589,202 primarily due to funding of insurance reserves and legal and professional fees incurred in defense of claims. Thor California, which incurred losses in the first two quarters of 2004, was profitable in the third quarter of 2004.

Other income increased by $190,725 due primarily to increased profits of Thor Credit Corporation, our joint venture retail finance company for recreation vehicles.

Recreation vehicle revenues increased in fiscal 2004 by 65.4% to $594,156,952 compared to $359,180,794 in fiscal 2003, and accounted for 92% of total company revenues compared to 87% in fiscal 2003. Recreation vehicle backlogs of $478,952,000 (includes $34,570,000 for Damon Corporation) at April 30, 2004, were up 177.3% compared to the same period last year. Excluding Damon Corporation, recreation vehicle backlogs were $ 444,382,000 at April 30, 2004, up 157.3% compared to the same period last year. Bus revenues in fiscal 2004 decreased by 3.8% to $51,533,485 compared to $53,568,740 in fiscal 2003 and accounted for 8% of the total company revenues compared to 13% in fiscal 2003. Bus vehicle order backlog of $121,038,000 at April 30, 2004 was up 24.3% compared to the same period last year.

Gross profit as a percentage of sales in the third quarter of fiscal 2004 increased to 14.0% from 13.8% for the same period last year. The increase in gross profits for the third quarter of fiscal 2004 is due primarily to overall price increases of approximately 3% and cost reductions in manufacturing overhead and warranty costs. We continue to incur material cost increases in commodities, which as mentioned earlier have resulted in price increases in our products. We continue to review these cost increases and take necessary action to preserve our gross margins both in the form of price increases and reducing costs. Our bus segment gross profits have been affected by discounts offered to achieve bus contracts in a very competitive market place.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expense and amortization of intangibles were $37,410,857 compared to $24,556,771 for the same period in fiscal 2003. As a percentage of sales, selling, general and administrative expense was 5.8% in fiscal 2004 compared to 5.9% in fiscal 2003. Amortization of intangibles was $201,000 in fiscal 2004 compared to $180,000 in fiscal 2003. This increase is due to certain non-compete expenses associated with the Damon Corporation acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 56.4% increase in revenue.

The overall effective tax rate was 39.0% for fiscal 2004 compared to 39.5% for fiscal 2003.

The following table represents the results of our reporting segments for the quarter ended April 30, 2004 and 2003:

	Three Months Ended 4/30/2004
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$410,900,766	$183,256,186	$594,156,952	$51,533,485	$—	$645,690,437
Gross Profit	$67,115,568	$18,884,150	$85,999,718	$4,121,775	$—	$90,121,493
% of net sales	16.3%	10.3%	14.5%	8.0%	—	14.0%
Income Before Income Tax:	$44,492,165	$10,948,492	$55,440,657	$1,388,565	$(3,084,403)	$53,744,819
% of net sales	10.8%	6.0%	9.3%	2.7%	—	8.3%

	Three Months Ended 4/30/2003
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$297,664,980	$61,515,814	$359,180,794	$53,568,740	$—	$412,749,534
Gross Profit	$46,512,825	$5,524,972	$52,037,797	$4,996,709	$—	$57,034,506
% of net sales	15.6%	9.0%	14.5%	9.3%	—	13.8%
Income Before Income Tax:	$29,449,399	$2,849,547	$32,298,946	$2,513,662	$(1,500,825)	$33,311,783
% of net sales	9.9%	4.6%	9.0%	4.7%	—	8.1%

	Order Backlog
	As of April 30 (000’s)
	2004	2003
Recreation Vehicles:
Towables	$334,680	$112,335
Motorized	144,272	60,398

Total	$478,952	$172,733
Buses	$121,038	$97,394

Total Company	$599,990	$270,127

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 30, 2004 vs.
     Nine Months Ended April 30, 2003

Net sales for the nine months of fiscal 2004 were $1,562,596,996 compared to $1,148,909,412 for the same period last year. Income before income taxes in fiscal 2004 was $120,251,329, a 31.4% increase from $91,506,187 in fiscal 2003. Included in fiscal 2004 are sales of $157,366,626 and income before taxes of $8,979,793 for Damon Corporation acquired on September 2, 2003. The increase in income before income taxes of $28,745,142 for the nine months of fiscal 2004 is the result of the following items. $8,979,793 of income generated by Damon Corporation, $19,650,432 of income from increased recreation vehicle revenues, $1,801,449 of income from the gain on the sale and reclassification of certain equity securities previously held as investment available-for-sale, and no impairment losses versus a $1,580,334 loss last year. Offsetting these increases in income before income taxes was reduced income of $912,853 generated by our bus companies, and increased corporate costs of $2,354,013 primarily due to funding insurance reserves and legal and professional fees incurred in defense of claims.

Other income increased by $801,389 due primarily to a one time gain on a sale of excess land at our ElDorado Kansas facility for approximately $222,000 and increased profits of Thor Credit, our joint venture retail finance company for recreation vehicles.

Recreation vehicle revenues increased in the nine months of fiscal 2004 by 41.9% to $1,401,350,436 compared to $987,327,907 in fiscal 2003 and accounted for 90% of total company revenues compared to 85.9% in fiscal 2003. Bus revenues in fiscal 2004 decreased by .2% to $161,246,560 compared to $161,581,505 in fiscal 2003 and accounted for 10.3% of the total company revenues compared to 14.1% in fiscal 2003.

Gross profit as a percentage of sales for the nine months of fiscal 2004 decreased to 13.4% from 14.0% for the same period last year. This reduction in gross margin in 2004 is the result of a competitive pressure in the recreation vehicle market in the first two quarters of 2004, losses at our Thor California operation, and cost increases in aluminum, copper, lumber, plywood and steel. Price increases during our third quarter of 2004 on recreation vehicles have improved our margins as noted in the discussion of the quarter ended April 30, 2004 versus April 30, 2003.

Selling, general, and administrative expenses and amortization of intangibles were $94,347,836 compared to $69,991,832 for the same period in fiscal 2003. As a percentage of sales, selling, general and administrative expense was 6.0% in fiscal 2004 compared to 6.1% in fiscal 2003. Amortization of intangibles increased in fiscal 2004 to $597,066 compared to $536,000 in fiscal 2003. This increase is due to certain non-compete expenses associated with the Damon Corporation acquisition. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 36.0% increase in revenue.

The overall effective tax rate was 38.5% for the nine months of fiscal 2004 compared to 38.4% for fiscal 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table represents the results of our reporting segments for the nine months ended April 30, 2004 and 2003:

	Nine Months Ended 4/30/2004
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$1,012,673,380	$388,677,056	$1,401,350,436	$161,246,560	$—	$1,562,596,996
Gross Profit	$154,927,397	$39,466,851	$194,394,248	$15,270,522	$—	$209,664,770
% of net sales	15.3%	10.2%	13.9%	9.5%	—	13.4%
Income Before Income Tax:	$96,096,353	$21,769,760	$117,866,113	$7,539,921	$(5,154,705)	$120,251,329
% of net sales	9.5%	5.6%	8.4%	4.7%	—	7.7%

	Nine Months Ended 4/30/2003
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$825,324,163	$162,003,744	$987,327,907	$161,581,505	$—	$1,148,909,412
Gross Profit	$128,310,982	$15,773,077	$144,084,059	$16,696,915	$—	$160,780,974
% of net sales	15.5%	9.7%	14.6%	10.3%	—	14.0%
Income Before Income Tax:	$80,378,714	$8,857,174	$89,235,888	$8,452,774	$(6,182,475)	$91,506,187
% of net sales	9.7%	5.5%	9.0%	5.2%	—	8.0%

Financial Condition and Liquidity

As of April 30, 2004, we had $109,489,860 in cash, cash equivalents and short-term investments, compared to $172,233,135 on July 31, 2003. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as “Cash and cash equivalents” or “Investments – short term”. The latter are carried on our consolidated balance sheet as “Investments – investments available-for-sale”.

On September 2, 2003, Thor acquired 100% of the common stock of Damon Corporation (“Damon”). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was approximately $29,618,354, which was paid from internal funds. Immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of “Accumulated other comprehensive income (loss)” on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

Working capital at April 30, 2004 was $228,155,791 compared to $190,689,508 on July 31, 2003. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 27, 2004. There were no borrowings on this line of credit at April 30, 2004. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $19,455,603 for the nine months ended April 30, 2004 were primarily for planned expansions at our Keystone, Dutchmen, Four Winds, and ElDorado National California companies.

The Company anticipates additional capital expenditures in fiscal 2004 of approximately $6,511,000. The major components of these capital expenditures include $3,715,000 at our Keystone facilities, $557,000 at our Four Winds facilities, and approximately $415,000 of capital expenditures at our recently purchased Damon manufacturing operation. The balance of capital expenditures will be for purchasing or replacement of machinery and equipment in the ordinary course of business.

Critical Accounting Principles

The consolidated financial statements of Thor are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgments, estimates, and complexity:

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

Insurance Reserves

Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a Trust and are estimated using historical claims’ experience. We have a self-insured retention for products liability and personal injury matters of $5,000,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency related to its operations in Canada. However, because of the size of Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact on the Company’s financial position or results of operations. The Company is also exposed to market risks related to interest rates because of its investments in corporate debt securities. A hypothetical 10% change in interest rates would not have a significant impact on the Company’s financial position or results of operations.

ITEM 4. Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) (“Disclosure Controls’) are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting (“Internal Controls”) is a process designed by, or under the supervision of, our President and Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal Controls also include policies and procedures that:

1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of our company;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

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

Quarterly Evaluation of the Company’s Disclosure Controls

As of April 30, 2004, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — Other Information

ITEM 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

Not Applicable

b.)	Reports on Form 8-K

On February 4, 2004, the Company filed a Form 8-K announcing order backlog and preliminary sales for the quarter and six months ended January 31, 2004.

On March 11, 2004, the Company filed a Form 8-K announcing financial results for the second quarter and six months ended January 31, 2004.

On April 6, 2004, the Company announced certain financial results for the two months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 4, 2004	/s/	Wade F. B. Thompson

Wade F. B. Thompson
Chairman of the Board, President
and Chief Executive Officer

DATE: June 4, 2004	/s/	Walter L. Bennett

Walter L. Bennett
Executive Vice President,
Secretary and Chief Financial Officer