Form 10-K
period 2004-07-31
THOR INDUSTRIES INC
filed 2004-10-12
CIK 730263

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended July 31, 2004, Commission File Number 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-0768752 (I.R.S. Employer Identification Number)

419 W. Pike Street, Jackson Center, Ohio (Address of principal executive offices)	45334-0629 (Zip Code)

Registrant’s telephone number, including area code: (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock (par value $.10 per share)	New York Stock Exchange

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
Yes            X            No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes            X            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the act).
Yes            X            No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2004 was $789,785,790, based on the closing price of the registrant’s common shares on January 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant’s (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the regitrants Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of October 1, 2004 was 57,148,160.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 7, 2004 are incorporated by reference in Part III of this Annual Report on form 10-K.

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

On September 2, 2003, we acquired 100% of the common stock of Damon Corporation, a major manufacturer of Class A motorhomes and the largest builder of park models. The purchase price was $29,618,354. In addition, immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

Recreation Vehicles

Airstream

Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names Airstream Classic, and Land Yacht. Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream Safari, International and Bambi travel trailers. Airstream also sells the Interstate and Westfalia Class C motorhomes.

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

Thor America

Our Thor America subsidiary manufactures and sells moderately priced travel trailers and fifth wheels under the trade names Citation and Chateau.

Citair

Our Citair subsidiary produces moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name General Coach and sells recreation vehicles under the trade names Citation and Corsair.

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

Damon Motor Coach

Damon Motor Coach builds gasoline and diesel Class A motor homes under the names Daybreak, Intruder, and Challenger.

Breckenridge

Breckenridge is the park model division of the newly acquired Damon Corporation. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.

We believe that our recreation vehicle business is the largest unit and revenue manufacturer in North America based on retail statistics published by Statistical Surveys, Inc. and publicly reported results.

Buses

ElDorado National

ElDorado National, comprised of our ElDorado Kansas and ElDorado California subsidiaries, is a manufacturer of small and mid-size buses for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations and other uses.

ElDorado National builds buses under trade names such as Aerolite, AeroElite, Aerotech, Escort, MST, Transmark, Axess and EZ Rider. ElDorado National’s plants are located in Salina, Kansas and Riverside, California.

Champion Bus

Champion builds small and mid-size buses under trade names such as Challenger, CTS, and Crusader.

We believe that our bus division is the largest unit manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid-Size Bus Manufacturers Association.

Product Line Sales and Segment Information

Effective for the quarter ending April 30, 2004, the Company began presenting three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Breckenridge, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California and ElDorado Kansas. Previously, the Company was organized into two reportable segments, total recreation vehicles and buses. Previous segment information has been restated to conform to the current reportable segment presentation.

The table below sets forth the contribution of each of the Company’s product lines to net sales in each of the last three fiscal years.

	2004		2003		2002
($000)	Amount	%	Amount	%	Amount	%
Recreation vehicles:
Towables	$1,433,997	65	$1,126,740	72	$785,327	63
Motorized	539,010	25	227,672	14	188,370	15
Buses	214,732	10	216,992	14	271,603	22

Total Net Sales	$2,187,739	100	$1,571,404	100	$1,245,300	100

Additional information concerning business segments is included in Note M of the Notes to the Company’s Consolidated Financial Statements.

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

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce “conventional,” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of the pickup truck.

Park models are recreational dwellings towed to a permanent site such as a lake, woods or park. The maximum size of park models is 400 square feet. They provide comfortable self contained living and are second homes for their owners according to The Recreational Park Trailer Association.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities.

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Spartan, Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C motorhomes are built on a Ford, General Motors or Daimler Chrysler small truck or van chassis which includes an engine, drive train components, and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, recreation vehicles can provide comfortable living facilities for short periods of time.

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

Marketing and Distribution

We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2004, there were approximately 1,518 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management personnel and the many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor’s products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.

Each of our recreation vehicle operating subsidiaries has an independent sales force to call on their dealers. Our most important sales promotions occur at the major recreation vehicle shows for dealers which take place throughout the year at different locations across the country. We benefit from the recreation vehicle awareness advertising and major marketing programs geared towards first-time buyers sponsored by the RVIA in national print media and television. We engage in a limited amount of consumer-oriented advertising for our recreation vehicles, primarily through industry magazines, the distribution of product brochures, direct mail advertising campaigns and the internet.

In our selection of individual dealers, we emphasize the dealer’s financial strength to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 5% of our consolidated net sales of recreation vehicles during fiscal 2004.

Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 10 days thereafter. We generally do not finance dealer purchases. Most dealers are financed on a “floorplan” basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request and after completion of a credit investigation of the dealer involved. Repurchase agreements provide that for up to 12 months after a unit is financed and in the event of default by the dealer we will repurchase the unit repossessed by the lending institution for the amount then due, which is usually less than 100% of dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the high resale value of the units which we would be required to repurchase. In our experience, losses under repurchase agreements have not been significant and we believe that any future losses under these agreements would not have a material adverse effect on our company.

The losses incurred due to repurchase were approximately $642,000, $494,000, and $730,000 in fiscal 2004, 2003 and 2002, respectively.

Joint Ventures

In March 1996, our Company and Cruise America, Inc. formed a 50/50 ownership joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2004 we were contingently liable for repurchase obligations of CAT Joint Venture inventory in the amount of approximately $7.6 million.

Financing

Thor Credit Corporation is a recreation vehicle retail finance company jointly owned 50/50 by our company and E*Trade Group, Inc., a major financial institution.

Backlogs

As of July 31, 2004, the backlog for motorized and towable recreation vehicle orders was approximately $108,991,000 and $251,573,000, respectively, compared to $59,924,000 and $141,188,000 respectively, at July 31, 2003. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate widely seasonally. In the recreation vehicle business our manufacturing time is quite short.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Warranties

We currently provide purchasers of our recreation vehicles with a standard one or two-year limited warranty against defects in materials and workmanship and a standard two year limited warranty on certain major components separately warranted by the suppliers of these components. The chassis and engines of our motorhomes are warranted for three years or 36,000 miles by their manufacturers. A wholly owned captive insurance company provides coverage for product warranties.

Small and Mid-Size Buses

Overview

Our line of small and mid-size buses are sold under the names ElDorado National and Champion Bus. Our line of small and mid-size buses consists of airport shuttle buses, intra-urban and inter-urban mass transportation buses, and buses for tourist uses.

Production

Our small and mid-size bus production facilities in Salina, Kansas; Riverside, California; and Imlay City, Michigan, are designed to provide efficient assembly line manufacturing of our small and mid-size buses. The vehicles are produced according to specific orders which are normally obtained by dealers. In April 2004, we moved out of leased premises in Chino to new owned facilities in Riverside, CA for the production of our current bus models as well as our newly introduced 40 foot bus line.

Some of the chassis, all of the engines and auxiliary units, and some of the seating and other components used in the production of our small and mid-size buses are purchased in finished form. Our Riverside, California, facility assembles chassis for our rear engine buses from industry standard components and assembles these buses directly on the chassis.

The principal raw materials used in the manufacturing of our small and mid-size buses are fiberglass, steel, aluminum, plywood, and plastic. We purchase most of the raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford and General Motors and engines from Cummins, Caterpillar, and John Deere. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.

Marketing and Distribution

We market our small and mid-size buses through a network of 67 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2004, one of our dealers, accounted for 19% of the Company’s net bus revenue. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Approximately 60% of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.

Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.

Backlog

As of July 31, 2004 the backlog for bus orders was approximately $134,414,000 compared to $108,256,000 at July 31, 2003. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in the first nine months of fiscal 2005.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Warranties

We currently provide purchasers of our small and mid-size buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are separately warranted by suppliers. We provide body structure warranty on buses ranging from 2 years 50,000 miles to 5 years 75,000 miles. The chassis and engines of our small and mid-size buses are warranted for three years or 36,000 miles by their manufacturers. A wholly owned captive insurance company provides coverage for product warranties.

Regulation

We are subject to the provisions of the National Traffic and Motor Vehicle Safety Act and the safety standards for recreation vehicles, buses and recreation vehicle and bus components which have been promulgated thereunder by the U.S. Department of Transportation. Because of our sales in Canada, we are also governed by similar laws and regulations issued by the Canadian government.

We are a member of the Recreation Vehicle Industry Association (“RVIA”), a voluntary association of recreation vehicle manufacturers which promulgates recreation vehicle safety standards. We place an RVIA seal on each of our recreation vehicles to certify that the RVIA’s standards have been met.

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

Competition

Recreation Vehicles

The recreation vehicle industry is characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality, and service. We believe that the quality, design, and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue.

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

Employee Relations

At July 31, 2004, we had approximately 7,208 employees in the United States and 263 employees in Canada. Of these 7,471 employees, 837 are salaried. Citair’s and Thor America’s approximately 340 hourly employees are currently represented by certified labor organizations. Thor America’s contract was ratified on September 30, 2003 and will expire on October 1, 2006. Our Citair Hensall division contract was ratified on January 13, 2004 and will expire on September 30, 2006. Citair Oliver’s contract was ratified on October 17, 2003 and will expire on October 16, 2008. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Research and Development

During the fiscal years 2004, 2003 and 2002, we expensed approximately $452,000, $1,067,000, and $1,405,000 respectively, on research and development activities.

We have co-developed a bus using a fuel cell as its power source. Our cumulative expenditures on the project, which have been expensed, are approximately $1,332,000. We do not know whether or not it is feasible to produce this product at a reasonable cost and have no intention to commit material assets to the project unless its feasibility is established. At the present time the project is continuing field testing.

Information About Foreign and Domestic Operations and Export Sales

Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 1.5% and 7.0% in fiscal 2004, 2.3% and 6.0% in fiscal 2003 and 2.3% and 5.3% in fiscal 2002, respectively of our total net sales to unaffiliated customers.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

ITEM 2. PROPERTIES

We own or lease approximately 4,523,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities, together with facilities planned for fiscal 2005, are adequate for our current and foreseeable purposes and that we would be able to obtain replacement for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our facilities as of July 31, 2004.

			Approximate
			Building
		No. of	Area
Location	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Jackson Center, OH (Airstream) (1)	Leased	2	5,000
Middleburg, PA (Thor America)	Owned	3	116,000
Hensall, Ontario, Canada (Citair)	Owned	1	97,000
Oliver, B.C., Canada (Citair)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	1	20,000
Goshen, IN (Dutchmen)	Owned	9	402,000
Goshen, IN (Dutchmen) (2)	Leased	1	45,000
Syracuse, IN (Aero)	Owned	3	114,000
Syracuse, IN (Aero) (3)	Leased	1	49,000
Bristol, IN (Dutchmen) (4)	Leased	6	106,000
Elkhart, IN (Four Winds)	Owned	8	492,000
Elkhart, IN (Four Winds) (10)	Leased	1	37,000
Elkhart, IN (Damon)	Owned	3	79,000
Elkhart, IN (Damon) (8)	Leased	6	177,000
Napanee, IN (Breckenridge)	Owned	2	144,000
Milwaukie, OR (Komfort) (5)	Leased	1	57,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (Thor California) (6)	Leased	3	166,000
Moreno Valley, CA (Thor California) (7)	Leased	1	49,000
Moreno Valley, CA (Thor California)	Owned	1	63,000
Goshen, IN (Keystone) (9)	Leased	14	675,000
Goshen, IN (Keystone)	Owned	6	343,000
Pendleton, OR (Keystone)	Owned	1	146,000
Small and Mid-Size Buses:
Salina, KS (ElDorado Kansas)	Owned	2	252,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus)	Owned	5	201,000

Total		93	4,523,000

(1)	These leased storage facilities are occupied under a 1 year lease which expires August 31, 2005, with three one year options to renew.

(2)	This location is occupied under a net lease which expires in 2004 with an option to extend for five years.

(3)	This location is occupied under a net lease which expires in 2005 with an option to extend for three years.

(4)	This location is occupied under a net lease which expires in 2005 with an option to extend for five years.

(5)	This location is occupied under a net lease which expires in 2005 with an option to extend for five years.

(6)	This location is occupied under a net lease which expires in 2008 with an option to extend for five years.

(7)	This location is occupied under a net lease which expires October, 1, 2010.

(8)	This location is occupied under a net lease which expires in 2005.

(9)	These locations are occupied under net leases, expiring at various periods starting in 2005. Leases have extension and or options to purchase.

(10)	This location is occupied under a net lease which expires in April 2005 with an option to extend for one year.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material. In addition to these claims, we are a defendant in a lawsuit in Ontario, Canada. This suit arises out of an agreement relating to the manufacture of a low floor bus. The plaintiff claims that we illegally utilized the concept of the low floor bus for our own profit and that we breached the contract with it in the manner specified in the complaint. The plaintiff has asked for substantial money damages including punitive damages. We have counter claimed against the plaintiff claiming that we overpaid it in excess of $800,000. The case is scheduled for trial on February 7, 2005. Although there can be no assurances, we are of the opinion that there will be no material cost to us as a result of this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company’s Common Stock is traded on the New York Stock Exchange. Set forth below is the range of high and low prices for the common stock for each quarter during the Company’s two most recent fiscal years, as quoted in the New York Stock Exchange Monthly Market Statistics and Trading Reports. High and low stock prices were adjusted for the two-for-one stock split in January 2004.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$32.30	$20.79	$18.59	$13.73
Second Quarter	33.28	26.34	21.39	13.15
Third Quarter	34.67	22.00	16.15	10.73
Fourth Quarter	33.97	25.40	22.93	15.50

(b) Holders

As of October 1, 2004, the number of holders of record of the Company’s common stock was 187.

(c) Dividends

We paid quarterly dividends of $ .015 per share in each of the first two quarters of fiscal 2004 and $.03 per share in the third and fourth quarters of fiscal 2004 and $.005 per share in each of the first three quarters of fiscal 2003 and $.01 per share in the fourth quarter of fiscal 2003. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the board of directors may deem relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2004 about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under all the Company’s existing equity compensation plans, including the 1999 Stock Option Plan and the Thor Industries, Inc. Restricted Stock Plan.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	792,344	$18.07	688,336
Equity compensation plans not approved by security holders	0	NA	393,700

Total	792,344	$18.07	1,082,036

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended July 31,
	2004	2003	2002	2001	2000
	($000, except per share amounts)
Income statement data:
Net sales (2)	$2,187,739	$1,571,404	$1,245,300	$821,728	$910,079
Net income (2)	106,085	78,631	51,182	26,722	36,119
Earnings per common share (1) (2)
Basic	1.85	1.38	.94	.56	.75
Diluted	1.84	1.37	.94	.56	.74
Dividends per common share (1) (2)	.09	.025	.02	.02	.02
Balance sheet data:
Total assets (2)	$762,587	$608,941	$497,503	$309,067	$282,131

(1)	Per share amounts were adjusted for the two-for-one stock split in January 2004 and July 2002.

(2)	Selected financial data for 2004 include the results of Damon Corporation, which was acquired on September 2, 2003. Selected financial data for 2004, 2003 and 2002 include the results of Keystone RV Company, which was acquired on November 9, 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales in fiscal 2004 totaled $2,187,738,526 versus $1,571,404,414 in fiscal 2003. Net income in fiscal 2004 totaled $106,085,336 versus $78,630,765 in 2003. Basic earnings per share of our common stock in fiscal 2004 were $1.85 compared to $1.38 in fiscal 2003. Our consolidated statements of income for the years ended July 31, 2004, 2003 and 2002 shown as a percentage of net sales are:

	Fiscal years ended July 31,
	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	86.3	85.9	87.4

Gross profit	13.7	14.1	12.6
Selling, general and administrative expenses	6.3	6.2	6.1
Impairment of equity securities	—	(.1)	(.2)
Gain on equity securities	.1	—	—
Other income (net)	.2	.2	.2
Income before income taxes	7.7	8.0	6.6
Income taxes	2.8	3.0	2.5

Net income	4.8%	5.0%	4.1%

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and small and mid-size buses in North America. Our position in the travel trailer and fifth wheel segment of the industry gives us an approximate 28% market share and in the motorized segment of the industry an approximate 12% market share. Our market in small and mid-size buses is approximately 35%. We have recently entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business by improving our facilities, product innovation, opportunistic acquisitions and manufacturing quality products. We have not purchased unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will assure rapid payback. We have invested significant capital to modernize our plant facilities and have expended approximately $54 million for that purpose in the past two years.

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

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing. We have a joint venture, Thor Credit, which provides retail credit to ultimate purchasers of recreation vehicles.

For management and reporting purposes, we segment our business into Recreation Vehicles – Towables and Motorized – and Buses.

Trends and Business Outlook

The most important determinants of demand for Recreation Vehicles are demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow 48% by 2010, or five times the expected 9% growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail sales, which we closely monitor to determine industry trends.

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

Fuel price fluctuations have not historically influenced our sales materially and we do not anticipate that modest increases in interest rates will have a significant negative effect on such sales. Retail sales in the recreation vehicle industry have been strong due to low inflation, favorable interest rates, population trends and concerns about the safety of international travel. Both segments of our recreation vehicle business experienced record sales due to exceptional industry strength. To satisfy that demand, we have hired 1,130 employees since July 31, 2003, increasing our employee total by more than 19%.

Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Materials cost is the primary factor determining our cost of goods sold. During fiscal 2004, we increased product prices on our RV’s segment by approximately 2.3% to offset increased raw material costs. Price increases for buses were less than 1% due to continued soft market conditions and competitive pressures. Additional increases in raw material costs would impact our profit margins if we were unable to raise prices for our products by corresponding amounts without negatively affecting sales.

Effective for the quarter ending April 30, 2004, the Company began presenting three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Breckenridge, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California and ElDorado Kansas. Previously, the Company was organized into two reportable segments, total recreation vehicles and buses. Previous segment information has been restated to conform to the current reportable segment presentation.

Fiscal 2004 vs. Fiscal 2003

Net sales for fiscal 2004 were $2,187,738,526 compared to $1,571,404,414 for fiscal 2003, up 39.2%. Income before income taxes for fiscal 2004 was $168,219,502, a 33.2% increase from $126,244,258 in fiscal 2003. Included in fiscal 2004 are sales of $210,106,402 and income before income taxes of $10,928,806 for Damon Corporation acquired on September 2, 2003. Excluding Damon, net sales are up 25.9% and income before income taxes are up 24.6%. The increase in income before income taxes of $41,975,244 for fiscal 2004 is the result of the following items: $10,928,806 of income generated by Damon Corporation, $39,313,144 of income from increased recreation vehicle revenues, $1,801,901 of income from the gain on the sale and reclassification of certain equity securities previously held as investments available-for-sale, and no impairment losses versus a $1,580,334 loss last year. Offsetting these increases in income before income taxes was reduced income of $2,729,280 generated by our bus companies, and increased corporate costs of $8,919,661 primarily due to a charge relating to product liability and property insurance of approximately $6,500,000. The reduction in bus income before income taxes was due to continued competitive pressure on the pricing of buses and delayed purchases of buses affected by state and municipal budget constraints.

Other income increased by $950,309 due primarily to a gain on a sale of excess land at our ElDorado Kansas facility for approximately $222,000 and increased profits of Thor Credit and CAT joint venture for recreation vehicles retail financing and rentals, respectively.

Recreation vehicle revenues increased in fiscal 2004 by 45.7% to $1,973,006,616 compared to $1,354,412,440 in fiscal 2003 and accounted for 90.2% of total company revenues compared to 86.2% in fiscal 2003. Bus revenues in fiscal 2004 decreased by 1% to $214,731,910 compared to $216,991,974 in fiscal 2003 and accounted for 9.8% of the total company revenue compared to 13.8% in fiscal 2003.

Gross profit as a percentage of sales for fiscal 2004 decreased to 13.7% from 14.1% for the same period last year. This reduction in gross margin in 2004 is the result of competitive pressure in the bus business, losses at our Thor California operation during the first two quarters of 2004, cost increases in aluminum, copper, lumber, plywood and steel and changes in product mix in recreation vehicles. Price increases during our third and fourth quarters of 2004 on recreation vehicles improved our margins. Gross profit as a percentage of net sales increased slightly in 2004 in both the towable and motorized segments; however, the change in mix for the combined results for recreational vehicles resulted in a decrease in gross profit as a percentage of net sales in 2004.

Selling, general and administrative expenses and amortization of intangibles were $138,459,898 compared to $97,895,716 for the same period in fiscal 2003. As a percentage of sales, selling, general, and administrative expense was 6.3% in fiscal 2004 compared to 6.2% in fiscal 2003. The additional selling, general, and administrative costs are due to increased insurance, legal and professional fees as discussed earlier and increased costs associated with the overall 39.2% increase in revenues.

The overall effective tax rate was 36.9% for fiscal 2004 compared to 37.7% for fiscal 2003. The primary reduction of fiscal 2004 tax was the result of increased tax benefit from US sales to Canada and reduction of state and local taxes.

The following table represents the results of our reporting segments for fiscal 2004 and 2003:

Fiscal 2004

						Total
	Towables	Motorized	Total RV	Buses	Corporate	Company
Net Sales	$1,433,996,485	$539,010,131	$1,973,006,616	$214,731,910	—	$2,187,738,526
Gross Profit	$227,199,404	$53,189,596	$280,389,000	$20,195,537	$(47,795)	$300,536,742

% of Net Sales	15.8%	9.9%	14.2%	9.4%	—	13.7%
Income Before Income Taxes	$144,907,169	$28,063,900	$172,971,069	$9,577,157	$(14,328,724)	$168,219,502

% of Net Sales	10.1%	5.2%	8.8%	4.5%	—	7.7%

Fiscal 2003

						Total
	Towables	Motorized	Total RV	Buses	Corporate	Company
Net Sales	$1,126,740,247	$227,672,193	$1,354,412,440	$216,991,974	—	$1,571,404,414
Gross Profit	$176,899,436	$22,058,257	$198,957,693	$23,469,615	$(160,419)	$222,266,889

% of Net Sales	15.7%	9.7%	14.7%	10.8%	—	14.1%
Income Before Income Taxes	$110,712,788	$12,016,331	$122,729,119	$12,306,437	$(8,791,298)	$126,244,258

% of Net Sales	9.8%	5.3%	9.1%	5.7%	—	8.0%

	Order Backlog
	As of July 31, $(000)
	2004	2003
Recreation Vehicles:
Towables	$251,573	$141,188
Motorized	108,991	59,924

Total	$360,564	$201,112
Buses	$134,414	$108,256

Total Company	$494,978	$309,368

Fiscal 2003 vs. Fiscal 2002

Net sales for fiscal 2003 were $1,571,404,414 compared to $1,245,299,721 for fiscal 2002. Income before income taxes for fiscal 2003 was $126,244,258, a 54.3% increase from $81,827,235 in fiscal 2002. The increase in income before income taxes of $44,417,023 is the result of the following items: $45,220,000 of income from increased recreation vehicle revenues, reduced impairment losses of $538,777 compared to fiscal 2002, and reduced corporate costs of $1,368,246. Offsetting these increases in income before income taxes was reduced income of $2,710,000 generated by our bus companies. The reduction in bus income before income taxes was due to continued competitive pressure on the pricing of buses and delayed purchases of buses affected by state and municipal budget constraints.

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

Gross profit as a percentage of sales for fiscal 2003 increased to 14.1% from 12.6% for fiscal 2002 primarily due to increased recreation vehicle sales and lower material cost in recreation vehicles. Recreation vehicle price increases averaged 2% for fiscal 2003. Price increases for buses were less than 1% due to soft market conditions and competitive pressures.

Selling, general and administrative expenses and amortization of intangibles were $97,895,716 compared to $75,419,423 for the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expense were 6.2% in fiscal 2003 compared to 6.1% in fiscal 2002. The additional selling, general and administrative costs are due primarily to increased costs associated with the 26.2% increase in revenues.

The overall effective tax rate was 37.7% for fiscal 2003 compared to 37.5% for fiscal 2002.

The following table represents the results of our reporting segments for fiscal 2003 and 2002:

Fiscal 2003

						Total
	Towables	Motorized	Total RV	Buses	Corporate	Company
Net Sales	$1,126,740,247	$227,672,193	$1,354,412,440	$216,991,974	—	$1,571,404,414
Gross Profit	$176,899,436	$22,058,257	$198,957,693	$23,469,615	$(160,419)	$222,266,889

% of Net Sales	15.7%	9.7%	14.7%	10.8%	—	14.1%
Income Before Income Taxes	$110,712,788	$12,016,331	$122,729,119	$12,306,437	$(8,791,298)	$126,244,258

% of Net Sales	9.8%	5.3%	9.1%	5.7%	—	8.0%

Fiscal 2002

						Total
	Towables	Motorized	Total RV	Buses	Corporate	Company
Net Sales	$785,326,795	$188,370,512	$973,697,307	$271,602,414	—	$1,245,299,721
Gross Profit	$112,163,730	$17,974,857	$130,138,587	$27,621,123	$(692,674)	$157,067,036

% of Net Sales	14.3%	9.5%	13.4%	10.2%	—	12.6%
Income Before Income Taxes	$67,716,413	$9,792,144	$77,508,557	$15,016,402	$(10,697,724)	$81,827,235

% of Net Sales	8.6%	5.2%	8.0%	5.5%	—	6.6%

	Order Backlog
	As of July 31, $(000)
	2003	2002
Recreation Vehicles:
Towables	$141,188	$208,045
Motorized	59,924	43,309

Total	$201,112	$251,354
Buses	$108,256	$99,228

Total Company	$309,368	$350,582

Financial Condition and Liquidity

As of July 31, 2004, we had $199,166,146 in cash, cash equivalents and short-term investments, compared to $172,233,135 on July 31, 2003. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as “Cash and cash equivalents” or “Investments – short term”. The latter are carried on our consolidated balance sheet as “Investments – investments available-for-sale”.

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

Working capital at July 31, 2004 was $256,198,030 compared to $190,689,508 on July 31, 2003. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 27, 2004. There were no borrowings on this line of credit at July 31, 2004. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements during the next 12 months. Capital expenditures of approximately $26,940,489 for the twelve months ended July 31, 2004 were primarily for planned expansions at our Keystone, Dutchmen, Four Winds, and ElDorado National California companies.

The Company anticipates capital expenditures in fiscal 2005 of approximately $50,000,000. The major components of these capital expenditures include approximately $12,000,000 to purchase currently leased buildings and $30,000,000 to expand capacity in our RV companies. The balance of capital expenditures will be for purchasing or replacement of machinery and equipment in the ordinary course of business.

Critical Accounting Estimates

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

Impairment of Goodwill, Trademarks and Long-lived Assets

Thor at least annually reviews the carrying value of its goodwill and trademarks with indefinite useful lives. Long lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from undiscounted future cash flows. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.

Insurance Reserves

Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a Trust and are estimated using historical claims’ experience. We have a self-insured retention for product liability and personal injury matters of $5,000,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $5,000,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2004 are summarized in the following charts.

	Payments Due By Period
Contractual
Obligations	Total	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	After 5 Years
Operating leases	$16,225,214	$4,020,734	$5,744,346	$3,607,952	$2,852,182

Total contractual cash obligations	$16,225,214	$4,020,734	$5,744,346	$3,607,952	$2,852,182

		Amount of Commitment Expiration Per Period
Other	Total
Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$30,000,000	$30,000,000	$—	$—	$—
Guarantees	$2,848,000	$2,848,000	$—	$—	$—
Standby repurchase obligations	$533,741,000	$533,741,000	$—	$—	$—
Other commercial commitments	$—	$—	$—	$—	$—

Total commercial commitments	$566,589,000	$566,589,000	$—	$—	$—

Accounting Pronouncements

On November 1, 2003 we adopted FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, “Consolidated Financial Statements.” It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have an impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

The Company is exposed to market risk from changes in foreign currency related to its operations in Canada. However, because of the size of Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact of the Company’s financial position or results of operations. The Company is also exposed to market risks related to interest rates because of its investments in corporate debt securities. A hypothetical 10% change in interest rates would not have a significant impact on the Company’s financial position or results of operations.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA (UNAUDITED) - SEE ITEM 15

Quarterly Financial Data

	October 31	January 31	April 30	July 31
	($000, except per share amounts)
Fiscal 2004
Net sales	$490,427	$426,479	$645,690	$625,142
Gross profit	66,209	53,335	90,121	90,872
Net income (3)	23,704	17,520	32,783	32,078
Earnings per common share (2)
Basic	.42	.30	.57	.56
Diluted	.41	.30	.57	.56
Dividends paid per common share	.015	.015	.03	.03
Market prices per common share (2)
High	$32.30	$33.28	$34.67	$33.97
Low	$20.79	$26.34	$22.00	$25.40

	October 31	January 31	April 30	July 31
	($000, except per share amounts)
Fiscal 2003
Net sales	$406,261	$329,898	$412,750	$422,495
Gross profit	58,593	45,153	57,035	61,486
Net income (1)	20,848	15,369	20,154	22,260
Earnings per common share
Basic	.37	.27	.35	.39
Diluted	.37	.26	.35	.39
Dividends paid per common share	.005	.005	.005	.01
Market prices per common share
High	$18.59	$21.39	$16.15	$22.93
Low	$13.73	$13.15	$10.73	$15.50

(1)	Net income in the first quarter of fiscal 2003 was decreased by $945,830 for an equity investment impairment charge, net of tax benefit.

(2)	Per share amounts and market prices per common share were adjusted for the two-for-one stock split in January of 2004.

(3)	Net income in the fourth quarter of fiscal 2004 was decreased by approximately $4,102,000 for charges relating to product and property liability insurance, net of tax benefit.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Registrant is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the definitive Proxy Statement, dated on or about October 29, 2004, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

The Company has adopted a written code of ethics, the “Thor Industries, Inc. Business Ethics Policy” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission a copy of the code has been posted on the Company’s website. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.thorindustries.com or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION; DIRECTOR COMPENSATION; RESTRICTED STOCK PLAN; SELECT EXECUTIVE INCENTIVE PLAN; PERFORMANCE GRAPH; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; and COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the definitive Proxy Statement, dated on or about October 29, 2004, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the caption SECURITY OWNERSHIP OF MANAGEMENT AND OWNERSHIP OF COMMON STOCK FOR PRINCIPAL SHAREHOLDERS, in the definitive Proxy Statement, dated on or about October 29, 2004, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 29, 2004, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is contained under the caption INDEPENDENT AUDITORS FEES in the definitive Proxy Statement, dated on or about October 29, 2004, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

This page left blank intentionally.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

		Page
(a) (1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	23
	Consolidated Balance Sheets, July 31, 2004 and 2003	24-25
	Consolidated Statements of Income for the Years Ended July 31, 2004, 2003 and 2002	26
	Consolidated Statements of Stockholders’ Equity, and Comprehensive Income for the Years Ended July 31, 2004, 2003 and 2002	27
	Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003 and 2002	28
	Notes to Consolidated Financial Statements for the Years Ended July 31, 2004, 2003 and 2002	29-39
(a) (2)	Financial statement schedule as of July 31, 2004 and for each of the three years in the Period Ended July 31:
	Schedule II—Valuation and Qualifying Accounts	39
	All other schedules have been omitted as not required or not applicable under the instructions.

(a) (3)	Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)*

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation **

3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)*

4.1	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)*

10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)*

10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)*

10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000)*

14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)*

21.1	Subsidiaries of the Company**

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes–Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**

*	Incorporated by reference

**	Filed herewith

(b) Reports on form 8-K

On May 5, 2004 and May 25, 2004, the Company filed reports on Form 8-K announcing certain financial results for the third quarter and nine months ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/S/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman, President, and Chief Executive Officer
Date October 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Peter B. Orthwein	(Signed)	/S/ Walter L. Bennett

Peter B. Orthwein			Walter L. Bennett
Vice Chairman, Treasurer			Chief Financial Officer
(Director)			(Principal Financial Officer & Principal
Accounting Officer)

Date October 12, 2004		Date October 12, 2004

(Signed)	/S/ Wade F. B. Thompson	(Signed)	/S/ Alan Siegel

Wade F. B. Thompson			Alan Siegel
Chairman, President, and Chief Executive			Director
Officer (Principal Executive Officer
and Director)

Date October 12, 2004		Date October 12, 2004

(Signed)	/S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

William C. Tomson			Neil D. Chrisman
Director			Director

Date October 12, 2004		Date October 12, 2004

(Signed)	/S/ H. Coleman Davis	(Signed)	/S/ Jan H. Suwinski

H. Coleman Davis			Jan H. Suwinski
Director			Director

Date October 12, 2004		Date October 12, 2004

(Signed)	/S/ Geoffrey A. Thompson

Geoffrey A. Thompson
Director

Date October 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the index of item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio
October 4, 2004

Consolidated Balance Sheets, July 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$136,120,530	$132,124,452
Investments-short term (Note A)	63,045,616	40,108,683
Accounts receivable:
Trade, less allowance for doubtful accounts— $558,365 in 2004 and $625,214 in 2003	132,615,992	94,296,951
Other	4,304,573	3,018,016
Inventories (Note D)	147,588,254	96,652,532
Deferred income taxes and other (Note F)	14,291,395	12,431,573

Total current assets	497,966,360	378,632,207

Property, plant and equipment:
Land	17,263,271	12,058,354
Buildings and improvements	74,436,370	55,541,971
Machinery and equipment	40,046,081	31,644,155

Total cost	131,745,722	99,244,480
Less accumulated depreciation	32,982,694	25,829,440

Net property, plant and equipment	98,763,028	73,415,040

Investments:
Joint ventures (Note L)	2,514,449	2,219,469
Investments available-for-sale (Note A)	—	2,860,466

Total investments	2,514,449	5,079,935

Other assets:
Goodwill (Note C)	140,857,162	130,554,872
Noncompete agreements (Note C)	3,580,962	3,739,589
Trademarks (Note C)	12,269,642	8,669,642
Other	6,635,161	8,850,173

Total other assets	163,342,927	151,814,276

Total	$762,586,764	$608,941,458

See notes to consolidated financial statements.

	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$125,574,124	$102,923,191
Accrued liabilities:
Compensation and related items	25,712,538	19,086,195
Product warranties	45,829,471	35,114,825
Taxes	20,890,901	21,431,099
Other	23,761,296	9,387,389

Total current liabilities	241,768,330	187,942,699

Deferred income taxes and other liabilities (Note F)	9,214,698	6,176,976

Contingent liabilities and commitments (Note I)
Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,146,160 shares in 2004 and 57,195,290 shares in 2003	5,714,616	5,719,529
Additional paid-in capital	81,018,989	78,765,472
Retained earnings	425,933,821	331,647,776
Restricted stock plan	(1,127,412)	(1,169,103)
Accumulated other comprehensive income (loss)	63,722	(141,891)

Total stockholders’ equity	511,603,736	414,821,783

Total	$762,586,764	$608,941,458

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Net sales	$2,187,738,526	$1,571,404,414	$1,245,299,721
Cost of products sold	1,887,201,784	1,349,137,525	1,088,232,685

Gross profit	300,536,742	222,266,889	157,067,036
Selling, general and administrative expenses	137,661,270	97,180,897	74,849,247
Amortization of intangibles	798,628	714,819	570,176
Impairment of equity securities (Note A)	—	(1,580,334)	(2,119,111)
Gain on sale of equity securities	1,801,901	—	—
Interest income	1,788,967	2,085,409	1,541,867
Interest expense	(156,135)	(389,606)	(325,378)
Other income	2,707,925	1,757,616	1,082,244

Income before income taxes	168,219,502	126,244,258	81,827,235
Income taxes (Note F)	62,134,166	47,613,493	30,645,562

Net income	$106,085,336	$78,630,765	$51,181,673

Earnings per common share (Note A)
Basic	$1.85	$1.38	$.94
Diluted	$1.84	$1.37	$.94

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2004, 2003 and 2002

	Treasury Stock		Common Stock		Additional	Restricted	Accumulated		Compre-
					Paid-In	Stock	Other Compre-	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Plan	hensive Loss	Earnings	Income
July 31, 2001	7,633,748	$(29,598,666)	55,271,388	$5,527,139	$23,112,969	$(352,402)	$(1,685,309)	$222,942,676
Net income	—	—	—	—	—	—	—	51,181,673	$51,181,673
Stock option activity	—	—	289,288	28,929	1,199,215	—	—	—	—
Restricted stock activity	—	—	39,000	3,900	342,299	(346,199)	—	—	—
Shares issued	—	—	9,000,000	900,000	62,056,820	—	—	—	—
Cash dividends - $.02 per common share	—	—	—	—	—	—	—	(1,091,057)	—
Unrealized appreciation on investments	—	—	—	—	—	—	455,281	—	455,281
Foreign currency translation adjustment	—	—	—	—	—	—	(225,886)	—	(225,886)
Compensation expense	—	—	—	—	—	167,539	—	—	—

July 31, 2002	7,633,748	(29,598,666)	64,599,676	6,459,968	86,711,303	(531,062)	(1,455,914)	273,033,292	$51,411,068

Net income	—	—	—	—	—	—	—	78,630,765	$78,630,765
Shares retired	(7,633,748)	29,598,666	(7,633,748)	(763,375)	(10,247,113)	—	—	(18,588,176)	—
Stock option activity	—	—	174,662	17,466	1,184,343	—	—	—	—
Restricted stock activity	—	—	54,700	5,470	1,116,939	(908,830)	—	—	—
Cash dividends - $.025 per common share	—	—	—	—	—	—	—	(1,428,105)	—
Unrealized appreciation on investments	—	—	—	—	—	—	357,559	—	357,559
Foreign currency translation adjustment	—	—	—	—	—	—	956,464	—	956,464
Compensation expense	—	—	—	—	—	270,789	—	—	—

July 31, 2003	—	—	57,195,290	5,719,529	78,765,472	(1,169,103)	(141,891)	331,647,776	$79,944,788

Net income	—	—	—	—	—	—	—	106,085,336	$106,085,336
Shares purchased	288,000	(7,078,339)	—	—	—	—	—	—	—
Shares retired	(288,000)	7,078,339	(288,000)	(28,800)	(402,654)	—	—	(6,646,885)	—
Stock option activity	—	—	227,370	22,737	2,347,856	—	—	—	—
Restricted stock activity	—	—	11,500	1,150	308,315	(309,465)	—	—	—
Cash dividends - $.09 per common share	—	—	—	—	—	—	—	(5,152,406)	—
Unrealized appreciation on investments	—	—	—	—	—	—	(357,559)	—	(357,559)
Foreign currency translation adjustment	—	—	—	—	—	—	563,172	—	563,172
Compensation expense	—	—	—	—	—	351,156	—	—	—

July 31, 2004	—	$—	57,146,160	$5,714,616	$81,018,989	$(1,127,412)	$63,722	$425,933,821	$106,290,949

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$106,085,336	$78,630,765	$51,181,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,656,491	5,670,597	4,655,184
Amortization of intangibles	798,627	714,819	570,176
Deferred income taxes	100,846	(7,130,157)	4,219,343
Impairment of equity securities	—	1,580,334	2,119,111
(Gain) on sale of equity securities	(1,801,901)	—	—
(Gain) loss on disposition of assets	(199,964)	58,708	(272,906)
(Gain) loss on sale of investments available-for-sale	—	6,255	(29,322)
(Gain) loss on sale of trading investments	1,297,824	330,233	(407,012)
Unrealized (gain) loss on trading investments	98,088	(121,497)	1,164,756
Changes in assets and liabilities, net of effects from acquisitions and divestments:
Purchase of trading investments	(122,908,698)	(74,562,479)	(8,273,407)
Proceeds from sale of trading investments	102,688,129	38,866,934	50,027,883
Accounts receivable	(22,106,684)	(22,053,069)	(2,914,958)
Inventories	(23,945,741)	(1,987,178)	4,570,827
Deferred taxes and other	3,261,846	(7,269,186)	(48,238)
Accounts payable	9,144,734	13,525,306	10,149,604
Accrued liabilities	20,923,312	17,964,414	16,260,239
Other	2,123,945	1,446,532	665,332

Net cash provided by operating activities	83,216,190	45,671,331	133,638,285

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,940,489)	(27,264,463)	(7,483,710)
Proceeds from disposition of assets	291,813	24,600	1,766,052
Proceeds from sale of available-for-sale investments	—	23,687	96,228
Acquisitions - net of cash acquired	(29,618,354)	—	(74,794,195)

Net cash (used in) investing activities	(56,267,030)	(27,216,176)	(80,415,625)

Cash flows from financing activities:
Cash dividends	(5,152,406)	(1,428,105)	(1,091,057)
Purchase of common stock for retirement	(7,078,339)	—	—
Retirement of Damon acquired debt	(12,972,498)	—	—
Proceeds from issuance of common stock	1,686,989	948,299	1,228,145

Net cash (used in) provided by financing activities	(23,516,254)	(479,806)	137,088

Effect of exchange rate changes on cash	563,172	956,464	(225,886)

Net increase in cash and cash equivalents	3,996,078	18,931,813	53,133,862
Cash and cash equivalents, beginning of year	132,124,452	113,192,639	60,058,777

Cash and cash equivalents, end of year	$136,120,530	$132,124,452	$113,192,639

Supplemental cash flow information:
Income taxes paid	$62,431,155	$48,154,350	$17,787,259
Interest paid	$156,135	$389,606	$325,378
Non-cash transactions:
Issuance of restricted stock	$309,465	$908,830	$346,199
Retirement of treasury shares	$7,078,339	$29,598,666	$—

See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

Years Ended July 31, 2004, 2003 and 2002

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the “Company”). All inter-company balances and transactions are eliminated upon consolidation.

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $128,746,850 are held by a major financial institution. The remaining $70,419,296 is held at various other financial institutions.

Investments – The Company classifies its debt and equity securities as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not classified as trading are classified as available-for-sale.

During the second quarter of fiscal 2004, the Company decided to begin actively trading the equity securities it held previously classified as available-for-sale securities. Therefore, at July 31, 2004, these securities are classified as trading and the balance in investments available-for-sale was reclassed to Investments - short term. Additionally, the balance in unrealized gain/loss on available-for-sale securities which was previously included in accumulated other comprehensive income (loss) was reclassified and recorded in the statement of consolidated income caption “Gains on sale of equity securities”.

Trading securities and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss), net of income taxes until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

At July 31, 2004, the Company held equity securities with a fair value of $7,009 and a cost basis of $13,327 after recognized impairments in prior years. The Company recorded an impairment charge of $1,580,334 in the first quarter of 2003, and $2,119,111 in the fourth quarter of fiscal 2002 relating to its investment in an equity investment as it was determined that the decline in market value of the investment was deemed to be other than temporary. These impairment charges are included in the consolidated statement of income caption “Impairment of Equity Securities”.

The Company holds certain corporate debt securities that are classified as trading securities and reported as Investments – short term. Included in other income are net realized losses on trading securities of $1,296,815 in fiscal 2004, $330,233 in fiscal 2003 and net realized gains on trading securities of $407,013 in fiscal 2002.

Fair Value of Financial Investments – the carrying amount of cash equivalents, investments, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.

Inventories – Inventories are stated at the lower of cost or market, determined principally by the last-in, first-out (LIFO) basis.

Depreciation – Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

     Buildings and improvements – 10 to 39 years

     Machinery and equipment – 3 to 10 years

Other Assets – Other assets consist of goodwill, trademarks, and non-compete agreements. Non-compete agreements are amortized using the straight-line method over 5 to 10 years. Goodwill and trademarks are no longer amortized but are tested at least annually for impairment. Trademarks are not amortized because they have indefinite useful lives.

Long-lived Assets – Long-lived assets and identifiable intangibles that are amortized are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Product Warranties – Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Revenue Recognition – Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors, or contract buyers in accordance with shipping terms, which are FOB shipping point.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency – Assets and liabilities of the Company’s Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Translation adjustments have been included in accumulated other comprehensive income (loss). Transaction gains and losses are not significant.

Stock Split – The Company declared a two-for-one common stock split in the fourth quarter of 2002 and again in the second quarter of 2004 that was distributed to shareholders of record as of June 19, 2002 and January 5, 2004, respectively. All share and per share amounts have been retroactively adjusted for the effect of the common stock splits.

Stock Options – The Company measures cost for stock options issued to employees and directors using the method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”

As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair-value method of accounting for employee stock options. The company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value is recognized over the option vesting period which is three years. Had compensation cost for these grants been determined using the fair-value method, the Company’s net income and net earnings per common share would have been:

	2004	2003	2002
Net income
As reported	$106,085,336	$78,630,765	$51,181,673
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(884,440)	(657,988)	(250,969)

Pro forma	$105,200,896	$77,972,777	$50,930,704

Earnings per common share—basic
As reported	$1.85	$1.38	$.94
Pro forma	$1.84	$1.37	$.94
Earnings per common share—diluted
As reported	$1.84	$1.37	$.94
Pro forma	$1.83	$1.36	$.93

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options.

	2004	2003	2002
Weighted average shares outstanding for basic earnings per share	57,224,404	57,107,584	54,324,716
Stock options	365,790	342,272	361,222

Weighted average shares outstanding assuming dilution	57,590,194	57,449,856	54,685,938

Accounting Pronouncements – On November 1, 2003, we adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities. FIN 46 addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, “Consolidated Financial Statements.” It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have an impact on the consolidated financial statements.

Reclassification – Certain reclassifications have been made in fiscal 2003 and fiscal 2002 consolidated financial statements to conform to the presentation used in fiscal 2004.

B. ACQUISITIONS

On September 2, 2003, Thor acquired 100% of the common stock of Damon Corporation (“Damon”). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was $29,618,354 which was paid from internal funds.

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

The primary reasons for the acquisition include Damon’s future earnings potential, its fit with our existing operations, its market share, and its cash flow. The results of operations for Damon are included in Thor’s operating results beginning September 3, 2003. The Damon goodwill and its results are included in the recreation vehicles reporting segment.

Pro forma Information (unaudited): Pro forma results of operations, as if the acquisition occurred as of the beginning of the period is presented below. These proforma results may not be indicative of the actual results that would have occured under the ownership and management of the Company.

	Year ended	Year ended
	July 31, 2004	July 31, 2003
	(Proforma)	(Proforma)
Net Sales	$2,209,739,589	$1,775,374,541
Net Income	$106,273,949	$83,969,449
Earnings per common share
Basic	$1.86	$1.47
Diluted	$1.85	$1.46

On November 9, 2001, Thor acquired 100% of the common and preferred stock of Keystone RV Company (“Keystone”). Keystone is engaged in the business of manufacturing travel trailers and fifth wheel recreation vehicles. The purchase price of $151,104,000 consisted of cash of $88,824,000 and 4,500,000 shares of Thor common stock valued at $62,280,000. The value of the common stock was based on the average market price of Thor’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

The purchase price allocation includes $4,500,000 of non-compete agreements, which will be amortized over seven to ten years, $120,026,403 of goodwill and $7,000,000 for trademarks that are not subject to amortization. The non-compete agreements, goodwill and trademarks are not deductible for tax purposes.

The primary reasons for the acquisition include Keystone’s future earnings potential, its fit with our existing operations, its market share, and its cash flows. The results of operations for Keystone are included in Thor’s operating results beginning November 10, 2001. The Keystone goodwill and its results are included in the recreation vehicle reporting segment.

Pro Forma Information (unaudited) – Pro Forma results of operations, as if the Keystone acquisition occurred as of the beginning of the period is presented below. These proforma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

Year ended
July 31, 2002
Net Sales	$1,379,923,633
Net Income	$60,919,429
Earnings per common share
Basic	$1.12
Diluted	$1.11

C. GOODWILL AND OTHER INTANGIBLE ASSETS

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we test goodwill for impairment during the fourth quarter. The components of other intangibles are as follows:

	July 31, 2004		July 31, 2003
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortizable Intangible Assets- Non-compete agreements	$14,713,367	$11,132,405	$14,073,367	$10,333,778

Aggregate amortization expense for non-compete agreements for the years ended, July 31, 2004, 2003 and 2002 were $798,627, $714,819, and $570,176, respectively. Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2005	$762,914
For the year ending July 2006	$676,247
For the year ending July 2007	$676,247
For the year ending July 2008	$676,247
For the year ending July 2009	$352,761

The change in the carrying amount of goodwill and trademarks for the 12 month period ended July 31, 2004 are as follows:

	Goodwill	Trademark
Balance as of July 31, 2003	$130,554,872	$8,669,642
Acquisitions	10,302,290	3,600,000

Balance as of July 31, 2004	$140,857,162	$12,269,642

As of July 31, 2004 goodwill and trademarks by segment totaled as follows:

	Goodwill	Trademark
Recreation Vehicles
Towables	$123,309,631	$9,441,674
Motorized	17,252,031	2,600,000
Buses	295,500	227,968

Total	$140,857,162	$12,269,642

D. INVENTORIES

Major classifications of inventories are:

	As of July 31,
	2004	2003
Finished products	$13,604,925	$6,342,179
Work in process	41,117,720	25,267,593
Raw materials	72,323,887	52,499,474
Chassis	30,161,715	19,108,412

Subtotal	157,208,247	103,217,658
Less excess of FIFO costs over LIFO costs	9,619,993	6,565,126

Total inventories	$147,588,254	$96,652,532

E. LINE OF CREDIT

The Company has a $30,000,000 unsecured revolving line of credit which bears interest at prime less 2% (2.25% at July 31, 2004) and expires on November 27, 2004. There was no outstanding balance at July 31, 2004 and July 31, 2003. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.

F. INCOME TAXES

	Years ended July 31,
	2004	2003	2002
Income taxes:
Federal	$50,672,969	$43,300,270	$20,996,098
State and local	10,503,397	9,890,039	5,571,289
Foreign	856,954	1,553,341	917,638

Total current	62,033,320	54,743,650	27,485,025
Total deferred	100,846	(7,130,157)	3,160,537

Income taxes	$62,134,166	$47,613,493	$30,645,562

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	2004	2003	2002
Provision at statutory rates	$58,876,825	$44,185,490	28,639,532
State and local income taxes, net of federal tax benefit	6,735,053	5,446,387	3,621,338
Extraterritorial income benefit	(867,060)	(402,500)	(281,750)
Credits and incentives	(1,181,236)	(1,118,863)	(958,839)
Other	(1,429,416)	(497,021)	(374,719)

Income taxes	$62,134,166	$47,613,493	$30,645,562

Income before income taxes includes foreign income of $2,191,601 in fiscal 2004, $3,586,649 in fiscal 2003 and $2,293,791 in fiscal 2002.

	July 31,	July 31,
	2004	2003
A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis	$(1,064,604)	$(1,135,821)
Employee benefits	814,327	359,121
Self-insurance	10,596,507	4,835,447
Product warranties	(4,213,439)	2,460,359
Other	2,183,666	451,215

Total current deferred tax asset included in deferred income taxes and other	8,316,457	6,970,321

Long-term deferred tax asset (liability):
Property basis	(2,490,018)	(1,505,401)
Investments	426,791	1,395,321
Deferred compensation	2,278,625	1,454,440
Trademarks and non-compete	(4,164,085)	(4,493,512)
Other	(309,786)	145,129

Total long-term deferred tax liability included in deferred income taxes and other liabilites	(4,258,473)	(3,004,023)

Net deferred tax asset	$4,057,984	$3,966,298

G. LEASES

The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases are $16,225,214, which includes the following amount due in each of the next five fiscal years ending July 31: $4,020,734 in fiscal 2005; $3,135,431 in fiscal 2006; $2,608,915 in fiscal 2007; $1,986,444 in fiscal 2008; $1,621,508 in fiscal 2009 and $2,852,182 thereafter. Rent expense was $6,171,891 in fiscal 2004, $5,636,059 in fiscal 2003, and $4,480,446 in fiscal 2002.

H. EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees can participate in a 401(k) plan. Company contributions are at the discretion of the Company’s board of directors, except that Company contributions for union employees are based on hours worked. Total expense for the plans was $645,320 in fiscal 2004, $484,499 in fiscal 2003, and $556,044 in fiscal 2002.

The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for as trading securities and the obligation to the participants is reported as a liability. No income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $3,814,991 at July 31, 2004 and $2,318,496 at July 31, 2003.

I. CONTINGENT LIABILITIES AND COMMITMENTS

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default.

Our principal commercial commitments at July 31, 2004 are summarized in the following chart:

	Total	Term of
Commitment	Amount Commitment	Guarantee
Guarantee on dealer financing	$2,848,000	less than 1 year
Standby repurchase obligation on dealer financing	$533,741,000	less than 1 year

The risk of loss under these agreements is spread over numerous dealers and further reduced by the resale value of the units which the company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $546,000 as of July 31, 2004 and $516,000 as of July 31, 2003. The Company incurred losses due to repurchases of approximately $642,000, $494,000 and $730,000 in fiscal 2004, 2003 and 2002, respectively.

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis and records the inventory. At July 31, 2004, chassis on hand accounted for as consigned, unrecorded inventory was approximately $11,554,700.

The Company is involved in various litigation generally incidental to normal operations. In addition to these claims, we are a defendant in a lawsuit in Ontario, Canada. This suit arises out of an agreement relating to the manufacture of a low floor bus. The plaintiff claims that we illegally utilized the concept of the low floor bus for our own profit and that we breached the contract with it in the manner specified in the complaint. The plaintiff has asked for substantial monetary damages including punitive damages. We have counter claimed against the plaintiff claiming that we overpaid them in excess of $800,000. The case is scheduled for trial on February 7, 2005. In management’s opinion, the resolution of pending litigation is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

J. STOCKHOLDERS’ EQUITY

The Company purchased and retired 288,000 shares of Thor’s common stock in fiscal 2004. This retirement resulted in a reduction of $7,078,339 in Treasury Stock, $28,800 in Common Stock, $402,654 in Additional Paid-In Capital and $6,646,885 in Retained Earnings in fiscal 2004.

The Company also retired 7,633,748 shares from treasury stock in fiscal 2003. This retirement resulted in a reduction of $29,598,666 in Treasury Stock, $763,375 in Common Stock, $10,247,113 in Additional Paid-In Capital and $18,588,176 in Retained Earnings in fiscal 2003.

The Company declared a two-for-one common stock split in the fourth quarter of 2002 and again in the second quarter of 2004 that was distributed to shareholders of record as of June 19, 2002 and January 5, 2004 respectively. All share and per share amounts have been retroactively adjusted for the effect of the common stock splits.

The Company’s officers and key employees have been granted stock options under the Company’s 1988 Incentive Stock Option Plan and all options have been exercised. Additionally, on September 16, 1999 the Company’s Board of Directors approved the 1999 Stock Option Plan. 2,000,000 shares were authorized under the 1999 Plan. Options expire 10 years from the date of grant and are vested evenly over 3 to 4 years from the date of grant.

A summary of option transactions under the Incentive Stock Option Plans is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	658,714	$9.26	844,712	$8.45	772,000	$4.69
Exercised	(227,370)	7.42	(174,662)	5.37	(289,288)	4.25
Canceled	(16,000)	—	(11,336)	—	(12,000)	—
Granted	377,000	27.12	—	—	374,000	12.86

Outstanding at end of year	792,344	$18.07	658,714	$9.26	844,712	$8.45

Exercisable at year-end	303,343	$9.11	219,160	$9.00	78,712	$4.68

Weighted average fair value of options granted during the year	—	$11.10	—	$—	—	$5.10

The Company applies Accounting Practices Board Opinion No. 25 and related interpretations in accounting for the 1988 and 1999 Stock Option Plans. Accordingly, no compensation cost has been recognized for this plan.

The following summarizes information about stock options outstanding at July 31, 2004, under the 1999 Incentive Stock Option Plans. 688,336 shares are available for grant under the 1999 Plan.

Options Outstanding		Options Exercisable
	Number	Weighted-Average		Number
Exercise	Outstanding	Remaining	Weighted-Average	Exercisable	Exercise
Price	at July 31, 2004	Contractual Life	Exercise Price	at July 31, 2004	Price
$ 5.00	144,670	6 years	$5.00	144,670	$5.00
$12.86	278,674	8 years	$12.86	158,674	$12.86
$26.91	340,000	9 years	$26.91	—	—
$29.64	29,000	10 years	$29.64	—	—

The assumptions used in determining the fair value of options granted during fiscal 2004 and 2002 are as follows:

	2004	2002
Expected volatility	38%	37%
Expected life of grant	6 years	6 years
Risk free interest rate	3.29%	3.93%
Expected dividend rate	.26%	.32%

On September 29, 1997, the Company’s board of directors approved a stock award plan which allows for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years. As of July 31, 2004, the Company issued 206,300 shares of restricted stock under this plan and 393,700 shares remain available for issuance. Compensation costs related to this plan were $351,156 in fiscal 2004, $270,789 in fiscal 2003 and $167,539 in fiscal 2002 and are being amortized over the restriction period.

K. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and were approximately $452,000 in fiscal 2004, $1,067,000 in fiscal 2003, and $1,405,000 in fiscal 2002.

L. JOINT VENTURES

In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to rent recreation vehicles to the public. The Company’s total investment of $1,349,492 includes a subordinated note receivable of $710,000.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sales of recreation vehicles to consumer buyers. The Company’s total investment is $1,164,957.

These investments are 50% owned and are accounted for using the equity method.

During fiscal 2004, our Four Winds subsidiary had sales to Cruise America of $48,963,000 and Cruise America had sales to CAT of $6,299,000.

During fiscal 2003, our Four Winds subsidiary had sales to Cruise America of $26,486,000 and Cruise America had sales to CAT of $7,049,000.

M. BUSINESS SEGMENTS

Effective for the quarter ending April 30, 2004, the Company began presenting three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Breckenridge, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California and ElDorado Kansas. Previously, the Company was organized into two reportable segments, total recreation vehicles and buses. Previous segment information has been restated to conform to the current reportable segment presentation.

Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash and cash equivalents, deferred income tax assets, the cash value of Company-owned life insurance and various investments.

	2004	2003	2002
	($000)	($000)	($000)
Net sales:
Recreation vehicles
Towables	$1,433,997	$1,126,740	$785,327
Motorized	539,010	227,672	188,370
Buses	214,732	216,992	271,603

Total	$2,187,739	$1,571,404	$1,245,300

Income before income taxes:
Recreation vehicles
Towables	$144,908	$110,713	$67,717
Motorized	28,064	12,016	9,792
Buses	9,577	12,306	15,016
Corporate	(14,329)	(8,791)	(10,698)

Total	$168,220	$126,244	$81,827

Identifiable assets:
Recreation vehicles
Towables	$324,041	$268,859	$244,182
Motorized	123,607	58,756	49,689
Buses	65,055	63,227	64,436
Corporate	249,884	218,099	139,196

Total	$762,587	$608,941	$497,503

Depreciation and amortization expense:
Recreation vehicles
Towables	$4,976	$3,818	$3,004
Motorized	2,203	1,380	1,142
Buses	1,238	1,153	1,065
Corporate	38	34	14

Total	$8,455	$6,385	$5,225

Capital expenditures:
Recreation vehicles
Towables	$17,673	17,531	3,421
Motorized	2,815	5,551	1,958
Buses	6,430	3,962	2,041
Corporate	22	220	64

Total	$26,940	$27,264	$7,484

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

	Year Ended	Year Ended	Year Ended
	July 31, 2004	July 31, 2003	July 31, 2002
Beginning Balance	$35,114,825	$25,374,825	$12,541,890
Provision	53,029,821	44,787,237	26,928,523
Payments	46,040,435	35,047,237	22,971,439
Acquisitions	3,725,260	—	8,875,851

Ending Balance	$45,829,471	$35,114,825	$25,374,825

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 2004, 2003 AND 2002

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to		Write-offs Net	Balance
	Beginning	Costs and		of Recoveries/	at End of
Description	of Period	Expenses	Acquisitions	Payments	Period
Year Ended July 31, 2004:
Allowance for doubtful accounts	$625,214	$(45,319)	$16,000	$(37,530)	$558,365

Accumulated amortization of non-compete agreements	$10,333,778	$798,627	$—	$—	$11,132,405

Year Ended July 31, 2003:
Allowance for doubtful accounts	$245,964	$431,030	$—	$(51,780)	$625,214

Accumulated amortization of non-compete agreements	$9,618,959	$714,819	$—	$—	$10,333,778

Year Ended July 31, 2002:
Allowance for doubtful accounts	$68,210	$(62,332)	$274,540	$(34,454)	$245,964

Accumulated amortization of non-compete agreements	$9,048,783	$570,176	$—	$—	$9,618,959