Form 10-K/A
period 2004-07-31
THOR INDUSTRIES INC
filed 2004-11-02
CIK 730263

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended July 31, 2004, Commission File Number 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

419 W. Pike Street, Jackson Center, Ohio	45334-0629

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 596-6849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock (par value $.10 per share)	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2004 was $789,785,790, based on the closing price of the registrant’s common shares on January 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant’s (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of October 1, 2004 was 57,148,160.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 7, 2004 are incorporated by reference in Part III of this Annual Report on form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by the registrant to amend the registrant’s Annual Report on Form 10-K dated and filed with the Securities and Exchange Commission on October 12, 2004 (the “Initial Report”) solely to correct an error regarding the periods covered in the third paragraph of the Report of Independent Registered Public Accounting Firm in Item 15 of Part IV. Except for the foregoing, no information included in the Initial Report is amended by this Form 10-K/A.

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

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	792,344	$18.07	688,336
Equity compensation plans not approved by security holders	0	NA	393,700

Total	792,344	$18.07	1,082,036

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended July 31,
	2004	2003	2002	2001	2000
Income statement data:	($000, except per share amounts)
Net sales(2)	$2,187,739	$1,571,404	$1,245,300	$821,728	$910,079
Net income(2)	106,085	78,631	51,182	26,722	36,119
Earnings per common share(1)(2)
Basic	1.85	1.38	.94	.56	.75
Diluted	1.84	1.37	.94	.56	.74
Dividends per common share(1)(2)	.09	.025	.02	.02	.02
Balance sheet data:
Total assets(2)	$762,587	$608,941	$497,503	$309,067	$282,131

(1)	Per share amounts were adjusted for the two-for-one stock split in January 2004 and July 2002.

(2)	Selected financial data for 2004 include the results of Damon Corporation, which was acquired on September 2, 2003. Selected financial data for 2004, 2003 and 2002 include the results of Keystone RV Company, which was acquired on November 9, 2001.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2004 are summarized in the following charts.

Contractual		Payments Due By Period
Obligations	Total	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	After 5 Years
Operating leases	$16,225,214	$4,020,734	$5,744,346	$3,607,952	$2,852,182

Total contractual cash obligations	$16,225,214	$4,020,734	$5,744,346	$3,607,952	$2,852,182

Other	Total	Amount of Commitment Expiration Per Period
Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$30,000,000	$30,000,000	$—	$—	$—
Guarantees	$2,848,000	$2,848,000	$—	$—	$—
Standby repurchase obligations	$533,741,000	$533,741,000	$—	$—	$—
Other commercial commitments	$—	$—	$—	$—	$—

Total commercial commitments	$566,589,000	$566,589,000	$—	$—	$—

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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA (UNAUDITED) — SEE ITEM 15

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

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements	Page
Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets, July 31, 2004 and 2003	24-25
Consolidated Statements of Income for the Years Ended July 31, 2004, 2003 and 2002	26
Consolidated Statements of Stockholders’ Equity, and Comprehensive Income for the Years Ended July 31, 2004, 2003 and 2002	27
Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003 and 2002	28
Notes to Consolidated Financial Statements for the Years Ended July 31, 2004, 2003 and 2002	29-39
(a) (2)Financial statement schedule as of July 31, 2004 and for each of the three years in the Period Ended July 31:
Schedule II—Valuation and Qualifying Accounts	39
All other schedules have been omitted as not required or not applicable under the instructions.

(a) (3) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)*
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation **
3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)*
4.1	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)*
10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)*
10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)*
10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000)*
14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)*
21.1	Subsidiaries of the Company**
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes–Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**
*	Incorporated by reference
**	Filed herewith

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

THOR INDUSTRIES, INC.

(Signed)	/S/ Wade F.B. Thompson

Wade F. B. Thompson Chairman,
President, and Chief Executive Officer

Date	November 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Peter B. Orthwein

Peter B. Orthwein
Vice Chairman, Treasurer (Director)

Date	November 1, 2004

(Signed)	/S/ Wade F.B. Thompson

Wade F. B. Thompson
Chairman, President, and Chief Executive Officer (Principal Executive Officer and Director)

Date	November 1, 2004

(Signed)	/S/ William C. Tomson

William C. Tomson
Director

Date	November 1, 2004

(Signed)	/S/ H. Coleman Davis

H. Coleman Davis
Director

Date	November 1, 2004

(Signed)	/S/ Geoffrey A. Thompson

Geoffrey A. Thompson
Director

Date	November 1, 2004

(Signed)	/S/ Walter L. Bennett

Walter L. Bennett
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Date	November 1, 2004

(Signed)	/S/ Alan Siegel

Alan Siegel
Director

Date	November 1, 2004

(Signed)	/S/ Neil D. Chrisman

Neil D. Chrisman
Director

Date	November 1, 2004

(Signed)	/S/ Jan H. Suwinski

Jan H. Suwinski
Director

Date	November 1, 2004

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Dayton, Ohio
October 4, 2004

Consolidated Balance Sheets, July 31, 2004 and 2003

Assets	2004	2003
Current assets:
Cash and cash equivalents	$136,120,530	$132,124,452
Investments-short term (Note A)	63,045,616	40,108,683
Accounts receivable:
Trade, less allowance for doubtful accounts— $558,365 in 2004 and $625,214 in 2003	132,615,992	94,296,951
Other	4,304,573	3,018,016
Inventories (Note D)	147,588,254	96,652,532
Deferred income taxes and other (Note F)	14,291,395	12,431,573

Total current assets	497,966,360	378,632,207

Property, plant and equipment:
Land	17,263,271	12,058,354
Buildings and improvements	74,436,370	55,541,971
Machinery and equipment	40,046,081	31,644,155

Total cost	131,745,722	99,244,480
Less accumulated depreciation	32,982,694	25,829,440

Net property, plant and equipment	98,763,028	73,415,040

Investments:
Joint ventures (Note L)	2,514,449	2,219,469
Investments available-for-sale (Note A)	—	2,860,466

Total investments	2,514,449	5,079,935

Other assets:
Goodwill (Note C)	140,857,162	130,554,872
Noncompete agreements (Note C)	3,580,962	3,739,589
Trademarks (Note C)	12,269,642	8,669,642
Other	6,635,161	8,850,173

Total other assets	163,342,927	151,814,276

Total	$762,586,764	$608,941,458

See notes to consolidated financial statements.

Liabilities and Stockholders' Equity	2004	2003
Current liabilities:
Accounts payable	$125,574,124	$102,923,191
Accrued liabilities:
Compensation and related items	25,712,538	19,086,195
Product warranties	45,829,471	35,114,825
Taxes	20,890,901	21,431,099
Other	23,761,296	9,387,389

Total current liabilities	241,768,330	187,942,699

Deferred income taxes and other liabilities (Note F)	9,214,698	6,176,976

Contingent liabilities and commitments (Note I)
Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,146,160 shares in 2004 and 57,195,290 shares in 2003	5,714,616	5,719,529
Additional paid-in capital	81,018,989	78,765,472
Retained earnings	425,933,821	331,647,776
Restricted stock plan	(1,127,412)	(1,169,103)
Accumulated other comprehensive income (loss)	63,722	(141,891)

Total stockholders’ equity	511,603,736	414,821,783

Total	$762,586,764	$608,941,458

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Net sales	$2,187,738,526	$1,571,404,414	$1,245,299,721
Cost of products sold	1,887,201,784	1,349,137,525	1,088,232,685

Gross profit	300,536,742	222,266,889	157,067,036
Selling, general and administrative expenses	137,661,270	97,180,897	74,849,247
Amortization of intangibles	798,628	714,819	570,176
Impairment of equity securities (Note A)	—	(1,580,334)	(2,119,111)
Gain on sale of equity securities	1,801,901	—	—
Interest income	1,788,967	2,085,409	1,541,867
Interest expense	(156,135)	(389,606)	(325,378)
Other income	2,707,925	1,757,616	1,082,244

Income before income taxes	168,219,502	126,244,258	81,827,235
Income taxes (Note F)	62,134,166	47,613,493	30,645,562

Net income	$106,085,336	$78,630,765	$51,181,673

Earnings per common share (Note A)
Basic	$1.85	$1.38	$.94
Diluted	$1.84	$1.37	$.94

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2004, 2003 and 2002

	Treasury Stock		Common Stock		Additional	Restricted	Accumulated		Compre-
					Paid-In	Stock	Other Compre-	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Plan	hensive Loss	Earnings	Income
July 31, 2001	7,633,748	$(29,598,666)	55,271,388	$5,527,139	$23,112,969	$(352,402)	$(1,685,309)	$222,942,676
Net income	—	—	—	—	—	—	—	51,181,673	$51,181,673
Stock option activity	—	—	289,288	28,929	1,199,215	—	—	—	—
Restricted stock activity	—	—	39,000	3,900	342,299	(346,199)	—	—	—
Shares issued	—	—	9,000,000	900,000	62,056,820	—	—	—	—
Cash dividends - $.02 per common share	—	—	—	—	—	—	—	(1,091,057)	—
Unrealized appreciation on investments	—	—	—	—	—	—	455,281	—	455,281
Foreign currency translation adjustment	—	—	—	—	—	—	(225,886)	—	(225,886)
Compensation expense	—	—	—	—	—	167,539	—	—	—

July 31, 2002	7,633,748	(29,598,666)	64,599,676	6,459,968	86,711,303	(531,062)	(1,455,914)	273,033,292	$51,411,068

Net income	—	—	—	—	—	—	—	78,630,765	$78,630,765
Shares retired	(7,633,748)	29,598,666	(7,633,748)	(763,375)	(10,247,113)	—	—	(18,588,176)	—
Stock option activity	—	—	174,662	17,466	1,184,343	—	—	—	—
Restricted stock activity	—	—	54,700	5,470	1,116,939	(908,830)	—	—	—
Cash dividends - $.025 per common share	—	—	—	—	—	—	—	(1,428,105)	—
Unrealized appreciation on investments	—	—	—	—	—	—	357,559	—	357,559
Foreign currency translation adjustment	—	—	—	—	—	—	956,464	—	956,464
Compensation expense	—	—	—	—	—	270,789	—	—	—

July 31, 2003	—	—	57,195,290	5,719,529	78,765,472	(1,169,103)	(141,891)	331,647,776	$79,944,788

Net income	—	—	—	—	—	—	—	106,085,336	$106,085,336
Shares purchased	288,000	(7,078,339)	—	—	—	—	—	—	—
Shares retired	(288,000)	7,078,339	(288,000)	(28,800)	(402,654)	—	—	(6,646,885)	—
Stock option activity	—	—	227,370	22,737	2,347,856	—	—	—	—
Restricted stock activity	—	—	11,500	1,150	308,315	(309,465)	—	—	—
Cash dividends - $.09 per common share	—	—	—	—	—	—	—	(5,152,406)	—
Unrealized appreciation on investments	—	—	—	—	—	—	(357,559)	—	(357,559)
Foreign currency translation adjustment	—	—	—	—	—	—	563,172	—	563,172
Compensation expense	—	—	—	—	—	351,156	—	—	—

July 31, 2004	—	$—	57,146,160	$5,714,616	$81,018,989	$(1,127,412)	$63,722	$425,933,821	$106,290,949

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$106,085,336	$78,630,765	$51,181,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,656,491	5,670,597	4,655,184
Amortization of intangibles	798,627	714,819	570,176
Deferred income taxes	100,846	(7,130,157)	4,219,343
Impairment of equity securities	—	1,580,334	2,119,111
(Gain) on sale of equity securities	(1,801,901)	—	—
(Gain) loss on disposition of assets	(199,964)	58,708	(272,906)
(Gain) loss on sale of investments available-for-sale	—	6,255	(29,322)
(Gain) loss on sale of trading investments	1,297,824	330,233	(407,012)
Unrealized (gain) loss on trading investments	98,088	(121,497)	1,164,756
Changes in assets and liabilities, net of effects from acquisitions and divestments:
Purchase of trading investments	(122,908,698)	(74,562,479)	(8,273,407)
Proceeds from sale of trading investments	102,688,129	38,866,934	50,027,883
Accounts receivable	(22,106,684)	(22,053,069)	(2,914,958)
Inventories	(23,945,741)	(1,987,178)	4,570,827
Deferred taxes and other	3,261,846	(7,269,186)	(48,238)
Accounts payable	9,144,734	13,525,306	10,149,604
Accrued liabilities	20,923,312	17,964,414	16,260,239
Other	2,123,945	1,446,532	665,332

Net cash provided by operating activities	83,216,190	45,671,331	133,638,285

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,940,489)	(27,264,463)	(7,483,710)
Proceeds from disposition of assets	291,813	24,600	1,766,052
Proceeds from sale of available-for-sale investments	—	23,687	96,228
Acquisitions — net of cash acquired	(29,618,354)	—	(74,794,195)

Net cash (used in) investing activities	(56,267,030)	(27,216,176)	(80,415,625)

Cash flows from financing activities:
Cash dividends	(5,152,406)	(1,428,105)	(1,091,057)
Purchase of common stock for retirement	(7,078,339)	—	—
Retirement of Damon acquired debt	(12,972,498)	—	—
Proceeds from issuance of common stock	1,686,989	948,299	1,228,145

Net cash (used in) provided by financing activities	(23,516,254)	(479,806)	137,088

Effect of exchange rate changes on cash	563,172	956,464	(225,886)

Net increase in cash and cash equivalents	3,996,078	18,931,813	53,133,862
Cash and cash equivalents, beginning of year	132,124,452	113,192,639	60,058,777

Cash and cash equivalents, end of year	$136,120,530	$132,124,452	$113,192,639

Supplemental cash flow information:
Income taxes paid	$62,431,155	$48,154,350	$17,787,259
Interest paid	$156,135	$389,606	$325,378
Non-cash transactions:
Issuance of restricted stock	$309,465	$908,830	$346,199
Retirement of treasury shares	$7,078,339	$29,598,666	$—

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

	2004	2003	2002
Net income
As reported	$106,085,336	$78,630,765	$51,181,673
Deduct: Total stock-based employee compen- sation expense determined under fair value method for all awards, net of related tax effects.	(884,440)	(657,988)	(250,969)

Pro forma	$105,200,896	$77,972,777	$50,930,704

Earnings per common share—basic
As reported	$1.85	$1.38	$.94
Pro forma	$1.84	$1.37	$.94
Earnings per common share—diluted
As reported	$1.84	$1.37	$.94
Pro forma	$1.83	$1.36	$.93

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

Estimated Amortization Expense:

For the year ending July 2005	$762,914
For the year ending July 2006	$676,247
For the year ending July 2007	$676,247
For the year ending July 2008	$676,247
For the year ending July 2009	$352,761

The change in the carrying amount of goodwill and trademarks for the 12 month period ended July 31, 2004 are as follows:

	Goodwill	Trademark
Balance as of July 31, 2003	$130,554,872	$8,669,642
Acquisitions	10,302,290	3,600,000

Balance as of July 31, 2004	$140,857,162	$12,269,642

As of July 31, 2004 goodwill and trademarks by segment totaled as follows:

Recreation Vehicles	Goodwill	Trademark

Towables	$123,309,631	$9,441,674
Motorized	17,252,031	2,600,000
Buses	295,500	227,968

Total	$140,857,162	$12,269,642

D. INVENTORIES

Major classifications of inventories are:

	As of July 31,
	2004	2003
Finished products	$13,604,925	$6,342,179
Work in process	41,117,720	25,267,593
Raw materials	72,323,887	52,499,474
Chassis	30,161,715	19,108,412

Subtotal	157,208,247	103,217,658
Less excess of FIFO costs over LIFO costs	9,619,993	6,565,126

Total inventories	$147,588,254	$96,652,532

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

Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Exercise	Outstanding	Remaining	Weighted-Average	Exercisable	Exercise
Price	at July 31, 2004	Contractual Life	Exercise Price	at July 31, 2004	Price
$5.00	144,670	6 years	$5.00	144,670	$5.00
$12.86	278,674	8 years	$12.86	158,674	$12.86
$26.91	340,000	9 years	$26.91	—	—
$29.64	29,000	10 years	$29.64	—	—

The assumptions used in determining the fair value of options granted during fiscal 2004 and 2002 are as follows:

	2004	2002
Expected volatility	38%	37%
Expected life of grant	6 years	6 years
Risk free interest rate	3.29%	3.93%
Expected dividend rate	.26%	.32%

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

	2004	2003	2002
Net sales:	($000)	($000)	($000)
Recreation vehicles
Towables	$1,433,997	$1,126,740	$785,327
Motorized	539,010	227,672	188,370
Buses	214,732	216,992	271,603

Total	$2,187,739	$1,571,404	$1,245,300

Income before income taxes:
Recreation vehicles
Towables	$144,908	$110,713	$67,717
Motorized	28,064	12,016	9,792
Buses	9,577	12,306	15,016
Corporate	(14,329)	(8,791)	(10,698)

Total	$168,220	$126,244	$81,827

Identifiable assets:
Recreation vehicles
Towables	$324,041	$268,859	$244,182
Motorized	123,607	58,756	49,689
Buses	65,055	63,227	64,436
Corporate	249,884	218,099	139,196

Total	$762,587	$608,941	$497,503

Depreciation and amortization expense:
Recreation vehicles
Towables	$4,976	$3,818	$3,004
Motorized	2,203	1,380	1,142
Buses	1,238	1,153	1,065
Corporate	38	34	14

Total	$8,455	$6,385	$5,225

Capital expenditures:
Recreation vehicles
Towables	$17,673	17,531	3,421
Motorized	2,815	5,551	1,958
Buses	6,430	3,962	2,041
Corporate	22	220	64

Total	$26,940	$27,264	$7,484

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

	Year Ended	Year Ended	Year Ended
	July 31, 2004	July 31, 2003	July 31, 2002
Beginning Balance	$35,114,825	$25,374,825	$12,541,890
Provision	53,029,821	44,787,237	26,928,523
Payments	(46,040,435)	(35,047,237)	(22,971,439)
Acquisitions	3,725,260	—	8,875,851

Ending Balance	$45,829,471	$35,114,825	$25,374,825

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 2004, 2003 AND 2002

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to		Write-offs Net	Balance
	Beginning	Costs and		of Recoveries/	at End of
Description	of Period	Expenses	Acquisitions	Payments	Period

Year Ended July 31, 2004:
Allowance for doubtful accounts	$625,214	$(45,319)	$16,000	$(37,530)	$558,365

Accumulated amortization of non-compete agreements	$10,333,778	$798,627	$—	$—	$11,132,405

Year Ended July 31, 2003:
Allowance for doubtful accounts	$245,964	$431,030	$—	$(51,780)	$625,214

Accumulated amortization of non-compete agreements	$9,618,959	$714,819	$—	$—	$10,333,778

Year Ended July 31, 2002:
Allowance for doubtful accounts	$68,210	$(62,332)	$274,540	$(34,454)	$245,964

Accumulated amortization of non-compete agreements	$9,048,783	$570,176	$—	$—	$9,618,959