Form 10-Q
period 2004-10-31
THOR INDUSTRIES INC
filed 2004-11-30
CIK 730263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED October 31, 2004	COMMISSION FILE NUMBER 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)

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

Yes ☒                    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2004

Common stock, par value $.10 per share	56,827,626 shares

PART I - Financial Information

ITEM 1. Financial Statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2004	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$101,929,234	$136,120,530
Investments – short term	51,110,337	63,045,616
Accounts receivable:
Trade	154,533,397	132,615,992
Other	5,403,603	4,304,573
Inventories	161,272,189	147,588,254
Deferred income taxes and other	24,292,781	14,291,395

Total current assets	498,541,541	497,966,360

Property:
Land	19,644,371	17,263,271
Buildings and improvements	89,068,618	74,436,370
Machinery and equipment	41,753,932	40,046,081

Total cost	150,466,921	131,745,722
Accumulated depreciation	(35,384,171)	(32,982,694)

Property, net	115,082,750	98,763,028

Investments:
Joint ventures	2,708,442	2,514,449

Other assets:
Goodwill	140,857,162	140,857,162
Non-compete agreements	3,379,400	3,580,962
Trademarks	12,269,642	12,269,642
Other	6,746,612	6,635,161

Total other assets	163,252,816	163,342,927

TOTAL ASSETS	$779,585,549	$762,586,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,860,606	$125,574,124
Accrued liabilities:
Taxes	36,138,920	20,890,901
Compensation and related items	23,148,666	25,712,538
Product warranties	48,163,870	45,829,471
Other	20,054,433	23,761,296

Total current liabilities	232,366,495	241,768,330

Deferred income taxes and other liabilities	9,765,663	9,214,698
Stockholders’ equity:
Common stock - authorized 250,000,000 shares; issued 56,827,626 shares @ 10/31/04 and 57,146,160 shares @ 7/31/04; par value of $.10 per share	5,682,763	5,714,616
Additional paid-in capital	80,620,182	81,018,989
Accumulated other comprehensive income	912,731	63,722
Retained earnings	451,292,506	425,933,821
Restricted stock plan	(1,054,791)	(1,127,412)

Total stockholders’ equity	537,453,391	511,603,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$779,585,549	$762,586,764

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003
Net sales	$632,726,092	$490,427,112
Cost of products sold	541,951,673	424,218,576

Gross profit	90,774,419	66,208,536
Selling, general and administrative expenses	36,280,503	28,208,711
Interest income	804,063	480,250
Interest expense	42,441	51,605
Other income	760,612	652,278

Income before income taxes	56,016,150	39,080,748
Provision for income taxes	20,943,420	15,376,895

Net income	$35,072,730	$23,703,853

Average common shares outstanding:
Basic	57,096,044	57,224,850
Diluted	57,356,181	57,641,876
Earnings per common share:
Basic	$.61	$.41
Diluted	$.61	$.41
Dividends paid per common share:	$.03	$.015

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income	$35,072,730	$23,703,853
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,277,070	1,801,969
Amortization	201,562	193,942
Loss on disposition of assets	7,883	—
Loss on sale of trading investments	470,223	192,765
Unrealized loss on trading investments	31,622	93,659
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	(47,414,006)	(30,403,377)
Proceeds from sales of trading investments	58,847,440	17,370,841
Accounts receivable	(23,016,435)	(10,447,250)
Inventories	(13,683,935)	(8,575,531)
Deferred income taxes and other	(10,308,493)	(6,449,819)
Accounts payable	(20,713,518)	(19,054,165)
Accrued liabilities	11,311,683	7,636,353
Other liabilities	565,320	897,294

Net cash used in operating activities	(6,350,854)	(23,039,466)

Cash flows from investing activities:
Purchase of property, plant & equipment	(18,565,046)	(5,777,532)
Proceeds from disposition of assets	20,300	—
Acquisition of Damon	—	(29,618,354)

Net cash used in investing activities	(18,544,746)	(35,395,886)

Cash flows from financing activities:
Cash dividends	(1,714,445)	(858,589)
Purchase of common stock for retirement	(8,490,265)	—
Retirement of Damon acquired debt	—	(12,972,498)
Proceeds from issuance of common stock	60,005	435,588

Net cash used in financing activities	(10,144,705)	(13,395,499)

Effect of exchange rate changes on cash	849,009	699,375

Net decrease in cash and equivalents	(34,191,296)	(71,131,476)
Cash and equivalents, beginning of year	136,120,530	132,124,452

Cash and equivalents, end of period	$101,929,234	$60,992,976

Supplemental cash flow Information:
Income taxes paid	$5,758,528	$6,165,368
Interest paid	42,441	51,605
Non cash transactions:
Retirement of treasury shares	$8,490,265	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The July 31, 2004 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flow for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended July 31, 2004. The results of operations for the three months ended October 31, 2004 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	October 31, 2004	July 31, 2004
Raw materials	$74,655,377	$72,323,887
Chassis	29,184,534	30,161,715
Work in process	43,247,621	41,117,720
Finished goods	24,544,543	13,604,925

Total	171,632,075	157,208,247
Less excess of FIFO costs over LIFO costs	10,359,886	9,619,993

Total inventories	$161,272,189	$147,588,254

3.	Earnings Per Share

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
Weighted average shares outstanding for basic earnings per share	57,096,044	57,224,850
Stock options	260,137	417,026

Total - For diluted shares	57,356,181	57,641,876

4.	Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
Net income	$35,072,730	$23,703,853
Foreign currency translation adjustment	849,009	699,375
Unrealized appr. on investments	—	1,011,865

Comprehensive income	$35,921,739	$25,415,093

5.	Segment Information

Effective for the quarter ended April 30, 2004, the Company began presenting three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. Previously, the Company was organized into two reportable segments, total recreation vehicles and buses. Previous segment information has been restated to conform to the current reportable segment presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
Net Sales:
Recreation vehicles:
Towables	$440,161,301	$333,761,630
Motorized	142,134,889	99,209,713
Buses	50,429,902	57,455,769

Total	$632,726,092	$490,427,112

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
Income Before Income Taxes:
Recreation vehicles:
Towables	$47,685,814	$31,547,179
Motorized	7,908,438	5,996,817
Buses	1,125,711	2,732,739
Corporate	(703,813)	(1,195,987)

Total	$56,016,150	$39,080,748

	October 31, 2004	July 31, 2004
Identifiable Assets:
Recreation vehicles:
Towables	$374,655,191	$324,041,069
Motorized	128,214,012	123,607,436
Buses	76,883,494	65,054,523
Corporate	199,832,852	249,883,736

Total	$779,585,549	$762,586,764

6.	Treasury Shares

The Company purchased and retired 323,200 shares of treasury stock in the first quarter of fiscal 2005 at an average cost of $26.27/share. This retirement resulted in a reduction of $32,320 in common stock and $458,345 in additional paid-in-capital and $7,999,600 in retained earnings.

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

The Company also holds certain corporate debt investments that are classified as trading investments and reported as Investments – short term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Business Combination

On September 2, 2003 Thor acquired 100% of the common stock of Damon Corporation (“Damon”). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was $29,618,354, which was paid from internal funds. Immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

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

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
	(Actual)	(Pro Forma)
Net Sales	$632,726,092	$512,428,175
Net Income	35,072,730	23,892,466
Earnings per common share
Basic	$.61	$.42
Diluted	$.61	$.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	October 31, 2004		July 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$14,713,367	$11,333,967	$14,713,367	$11,132,405

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
Non-compete Agreement:
Amortization Expense	$201,562	$193,942

Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2005	$762,914
For the year ending July 2006	$676,247
For the year ending July 2007	$676,247
For the year ending July 2008	$676,247
For the year ending July 2009	$352,761

There was no change in the carrying amount of goodwill and trademarks for the three months ended October 31, 2004.

As of October 31, 2004, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towable	$123,309,631	$9,441,674
Motorized	17,252,031	2,600,000

Total Recreation Vehicles	$140,561,662	$12,041,674

Bus	$295,500	$227,968

Total	$140,857,162	$12,269,642

10.	Warranty

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
Beginning Balance	$45,829,471	$35,114,825
Provision	14,794,839	15,662,900
Payments	(12,460,440)	(11,788,055)
Acquisitions	—	3,725,260

Ending Balance	$48,163,870	$42,714,930

11.	Stock Split

In the second quarter of 2004, the Company declared a two-for-one common stock split that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock split.

12.	Commercial Commitments

Our principal commercial commitments at October 31, 2004 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$3,643,000	less than 1 year
Standby repurchase obligation on dealer financing	$617,503,000	less than 1 year

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $562,000 and $546,000 as of October 31, 2004 and July 31, 2004, respectively. The Company incurred losses due to repurchases of approximately $170,000 and $130,000 for the three months ended October 31, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months
	Ended	Ended
	October 31, 2004	October 31, 2003
Net Income:
As reported	$35,072,730	$23,703,853
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(302,046)	(97,704)

Pro Forma	$34,770,684	$23,606,149

Earnings Per Common Share – Basic
As reported	$.61	$.41
Pro forma	$.61	$.41
Earnings Per Common Share – Diluted
As reported	$.61	$.41
Pro forma	$.61	$.41

The assumptions used in determining the fair value of options granted during the first quarter of fiscal 2005 are as follows:

Expected volatility	38%
Expected life of grant	6 years
Risk free interest rate	3.73%
Expected dividend rate	.29%

14.	Acquisition

On November 1, 2004, we completed our acquisition of the stock of DS Corp. dba CrossRoads RV, an Indiana corporation (“CrossRoads”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 28, 2004, by and among our company, Thor Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of our company (“Acquisition Subsidiary”), CrossRoads and the securityholders of CrossRoads. CrossRoads is engaged in the business of manufacturing towable recreation vehicles. Under the terms of the Merger Agreement, Acquisition Subsidiary merged with and into CrossRoads, and CrossRoads continued as the surviving corporation (the “Merger”). In addition, as part of the Merger, certain members of management of CrossRoads entered into non-competition agreements with our company.

The purchase price paid by us for the acquisition of the stock of CrossRoads was approximately $27 million, which was payable in cash and was funded from our cash on hand. The merger consideration paid for the stock of CrossRoads is subject to adjustment following the completion of audited financial statements after the closing of the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and small and midsize buses in North America. Our position in the travel trailer and fifth wheel segment of the industry, with the acquisition of CrossRoads RV, gives us an approximate 29.6% market share and in the motorized segment of the industry an approximate 11.5% market share. Our market share in small and mid-size buses is approximately 30.1%. We have recently entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business by improving our facilities, product innovation, opportunistic acquisitions and manufacturing quality products. We have not purchased unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will assure rapid payback. We have invested significant capital to modernize our plant facilities and have expended approximately $54 million for that purpose in the past two fiscal years.

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

Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of goods sold. During fiscal 2005, we increased product prices on our RV segments approximately 1% to offset increased raw material costs. Price increases for buses were less than 1% due to continued soft market conditions and competitive pressures. Additional increases in raw material costs would impact our profit margins if we were unable to raise prices for our products by corresponding amounts without negatively affecting sales.

Effective for the quarter ended April 30, 2004, the Company began presenting three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. Previously, the Company was organized into two reportable segments, total recreation vehicles and buses. Previous segment information has been restated to conform to the current reportable segment presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Quarter Ended October 31, 2004 vs.
     Quarter Ended October 31, 2003

Net sales for the first quarter of fiscal 2005 were up 29.0% to $632,726,092 compared to $490,427,112 for the first quarter of fiscal 2004. Income before income taxes in fiscal 2005 was $56,016,150, a 43.3% increase from $39,080,748 in fiscal 2004. The increase in income before income taxes of $16,935,402 in the first quarter of fiscal 2005 is the result of $18,050,256 of income from increased recreation vehicle revenues and reduced corporate costs of $492,174, due primarily to favorable settlements of certain insurance claims accrued in prior periods. Offsetting these items were reduced income of $1,607,028 by our bus companies.

Recreation vehicle revenues increased in fiscal 2005 by 34.5% to $582,296,190 compared to $432,971,343 in fiscal 2004, and accounted for 92% of total company revenues compared to 88% in fiscal 2004. Recreation vehicle backlogs of $209,622,000 at October 31, 2004, were down 4.2% compared to the same period last year. Bus revenues in fiscal 2005 decreased by 12.2% to $50,429,902 compared to $57,455,769 in fiscal 2004 and accounted for 8% of the total company revenues compared to 12% in fiscal 2004. Bus vehicle order backlog of $134,375,000 at October 31, 2004 was up 33.6% compared to the same period last year.

Gross profit as a percentage of sales in the first quarter of fiscal 2005 increased to 14.3% from 13.5% for the same period last year. The increase in gross profits for the first quarter of fiscal 2005 is due primarily to reduced warranty costs and increased recreation vehicle revenues. Our bus segment gross profits have been affected by discounts offered to achieve bus contracts in a very competitive market place.

Selling, general and administrative expense and amortization of intangibles were $36,280,503 compared to $28,208,711 for the same period in fiscal 2004. As a percentage of sales, selling, general and administrative expense was 5.7% in fiscal 2005 and 5.8% in fiscal 2004. Amortization of intangibles was $201,562 in fiscal 2005 compared to $193,942 in fiscal 2004. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 29.0% increase in revenue.

The overall effective tax rate was 37.4% for fiscal 2005 compared to 39.3% for fiscal 2004. The reduction in fiscal 2005 effective tax rate was due primarily to lower state effective rates and continued research and development tax credits.

The following table represents the results of our reporting segments for the quarter ended October 31, 2004 and 2003:

	Three Months Ended 10/31/2004
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$440,161,301	$142,134,889	$582,296,190	$50,429,902	$—	$632,726,092
# Units	19,848	1,991	21,839	901		22,740
Gross Profit	$71,563,788	$14,435,467	$85,999,255	$4,775,164	$—	$90,774,419
% of net sales	16.3%	10.2%	14.8%	9.5%	—	14.3%
Income Before Income Tax:	$47,685,814	$7,908,438	$55,594,252	$1,125,711	$(703,813)	$56,016,150
% of net sales	10.8%	5.6%	9.5%	2.2%		8.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended 10/31/2003
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$333,761,630	$99,209,713	$432,971,343	$57,455,769	$—	$490,427,112
# Units	17,706	1,498	19,204	1,010	—	20,214
Gross Profit	$50,550,618	$10,401,492	$60,952,110	$5,304,221	$(47,795)	$66,208,536
% of net sales	15.1%	10.5%	14.1%	9.2%		13.5%
Income Before Income Tax:	$31,547,179	$5,996,817	$37,543,996	$2,732,739	$(1,195,987)	$39,080,748
% of net sales	9.5%	6.0%	8.7%	4.8%		8.0%

	Order Backlog
	As of October 31 (000’s)
	2004	2003
Recreation Vehicles:
Towables	$130,063	$122,607
Motorized	79,559	96,113

Total	$209,622	$218,720
Buses	$134,375	$100,566

Total Company	$343,997	$319,286

Financial Condition and Liquidity

As of October 31, 2004, we had $153,039,571 in cash, cash equivalents and short-term investments, compared to $199,166,146 on July 31, 2004. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as “Cash and cash equivalents” or “Investments – short term”.

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of “Accumulated other comprehensive income on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary.

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the fair market value of these securities will have a significant impact on our financial position or results of future operations.

Working capital at October 31, 2004 was $266,175,046 compared to $256,198,030 on July 31, 2004. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2005. There were no borrowings on this line of credit at October 31, 2004. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $18,565,000 for the three months ended October 31, 2004 were primarily for planned purchases of leased buildings of approximately $9,000,000 and planned capacity expansions of approximately $9,565,000 in our RV companies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company anticipates additional capital expenditures in fiscal 2005 of approximately $32,000,000. These expenditures will be made primarily to expand our RV companies and for replacement of machinery and equipment to be used in the ordinary course of business.

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

Impairment of Goodwill, Trademarks and Long-Lived Assets

Thor at least annually reviews the carrying value of its goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from undiscounted future cash flows. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedure, as required by Exchange Act Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

PART II - Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
August 1, 2004 thru August 31, 2004	—	—	—	—
September 1, 2004 thru September 30, 2004	—	—	—	—
October 1, 2004 thru October 31, 2004	323,200	$26.27	323,200	1,388,800

Total	323,200	$26.27	323,200	1,388,800

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. At October 31, 2004, 1,388,800 shares of common stock remained authorized for repurchase under the repurchase program. Repurchases may occur periodically within 18 to 24 months of the original announcement of the repurchase program.

Item 6. Exhibits

     a.) Exhibits

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: November 30, 2004	/s/	Wade F. B. Thompson

Wade F. B. Thompson
Chairman of the Board, President
and Chief Executive Officer

DATE: November 30, 2004	/s/	Walter L. Bennett

Walter L. Bennett
Executive Vice President,
Secretary and Chief Financial Officer