Form 10-Q
period 2005-01-31
THOR INDUSTRIES INC
filed 2005-03-10
CIK 730263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED January 31, 2005	COMMISSION FILE NUMBER 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629
(Address of principal executive offices)	(Zip Code)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 1/31/2005
Common stock, par value	56,865,592 shares
$.10 per share

PART I - Financial Information

ITEM 1. Financial Statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$70,122,280	$136,120,530
Investments – short term	14,174,291	63,045,616
Accounts receivable:
Trade	160,090,817	132,615,992
Other	5,095,815	4,304,573
Inventories	194,224,585	147,588,254
Prepaid expenses	12,295,293	5,974,938
Deferred income taxes	8,316,457	8,316,457

Total current assets	464,319,538	497,966,360

Property:
Land	20,113,119	17,263,271
Buildings and improvements	101,504,542	74,436,370
Machinery and equipment	44,853,731	40,046,081

Total cost	166,471,392	131,745,722
Accumulated depreciation	(37,629,497)	(32,982,694)

Property, net	128,841,895	98,763,028

Investments:
Joint ventures	2,341,633	2,514,449

Other assets:
Goodwill	161,388,764	140,857,162
Non-compete agreements	4,285,721	3,580,962
Trademarks	12,961,642	12,269,642
Other	6,830,320	6,635,161

Total other assets	185,466,447	163,342,927

TOTAL ASSETS	$780,969,513	$762,586,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,512,089	$125,574,124
Accrued liabilities:
Taxes	11,290,291	20,890,901
Compensation and related items	22,979,475	25,712,538
Product warranties	49,151,842	45,829,471
Promotions and rebates	8,637,778	8,915,220
Product/property liability and related	7,043,648	11,055,752
Other	4,800,404	3,790,324

Total current liabilities	213,415,527	241,768,330

Deferred income taxes and other liabilities	10,517,298	9,214,698
Stockholders’ equity:
Common stock - authorized 250,000,000 shares; issued 56,865,592 shares @ 1/31/05 and 57,146,160 shares @ 7/31/04; par value of $.10 per share	5,686,559	5,714,616
Additional paid-in capital	81,316,225	81,018,989
Accumulated other comprehensive income	790,997	63,722
Retained earnings	470,225,077	425,933,821
Restricted stock plan	(982,170)	(1,127,412)

Total stockholders’ equity	557,036,688	511,603,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$780,969,513	$762,586,764

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004

	Three Months Ended January 31		Six Months Ended January 31
	2005	2004	2005	2004
Net sales	$537,041,204	$426,479,447	$1,169,767,296	$916,906,559

Cost of products sold	469,209,204	373,144,706	1,011,160,877	797,363,282

Gross profit	67,832,000	53,334,741	158,606,419	119,543,277

Selling, general and administrative expenses	35,762,252	28,728,268	72,042,755	56,936,979

Gains on equity securities	—	1,814,265	—	1,814,265

Interest income	541,288	430,510	1,345,351	910,760

Interest expense	66,903	50,509	109,344	102,114

Other income	364,346	625,023	1,124,958	1,277,301

Income before income taxes	32,908,479	27,425,762	88,924,629	66,506,510

Provision for income taxes	12,270,540	9,906,047	33,213,960	25,282,942

Net income	$20,637,939	$17,519,715	$55,710,669	$41,223,568

Average common shares outstanding:

Basic	56,712,923	57,327,356	56,834,930	57,276,091

Diluted	57,141,714	57,701,234	57,210,661	57,668,857

Earnings per common share:

Basic	$.36	$.31	$.98	$.72

Diluted	$.36	$.30	$.97	$.71

Dividends paid per common share:	$.03	$.015	$.06	$.03

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$55,710,669	$41,223,568
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,686,249	3,738,391
Amortization	471,241	395,504
Loss on disposition of assets	74,022	—
Loss (gains) on sale of trading investments	883,890	(552,670)
Unrealized (gain) loss on trading investments	274,051	(543,428)
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	(54,870,723)	(47,007,628)
Proceeds from sales of trading investments	102,584,107	46,950,536
Accounts receivable	(25,002,513)	(20,040,194)
Inventories	(43,216,030)	(32,768,573)
Prepaid expense & other	(6,343,530)	(469,385)
Accounts payable	(27,399,366)	(19,705,086)
Accrued liabilities	(3,578,270)	(8,818,982)
Other liabilities	224,096	1,165,333

Net cash provided by (used in) operating activities	4,497,893	(36,432,614)

Cash flows from investing activities:
Purchase of property, plant & equipment	(31,120,524)	(10,721,628)
Proceeds from disposition of assets	21,496	39,779
Acquisitions – Net of cash acquired	(27,973,305)	(29,618,354)

Net cash used in investing activities	(59,072,333)	(40,300,203)

Cash flows from financing activities:
Cash dividends	(3,419,813)	(1,718,399)
Purchase of common stock for retirement	(8,490,265)	—
Retirement of acquired debt	(1,000,851)	(12,972,498)
Proceeds from issuance of common stock	759,844	1,083,745

Net cash used in financing activities	(12,151,085)	(13,607,152)

Effect of exchange rate changes on cash	727,275	553,471

Net decrease in cash and equivalents	(65,998,250)	(89,786,498)
Cash and equivalents, beginning of year	136,120,530	132,124,452

Cash and equivalents, end of period	$70,122,280	$42,337,954

Supplemental cash flow information:
Income taxes paid	$42,115,918	$32,547,198
Interest paid	109,344	102,114

Non cash transactions:
Retirement of treasury shares	$8,490,265	$—
Issuance of restricted stock	—	309,465

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The July 31, 2004 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flow for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended July 31, 2004. The results of operations for the six months ended January 31, 2005 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	January 31, 2005	July 31, 2004
Raw materials	$83,344,228	$72,323,887

Chassis	39,826,118	30,161,715

Work in process	46,620,216	41,117,720

Finished goods	36,284,909	13,604,925

Total	206,075,471	157,208,247
Less excess of FIFO costs over LIFO costs	11,850,886	9,619,993

Total inventories	$194,224,585	$147,588,254

3.	Earnings Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Weighted average shares outstanding for basic earnings per share	56,712,923	57,327,356	56,834,930	57,276,091
Stock options and restricted stock	428,791	373,878	375,731	392,766

Total - For diluted shares	57,141,714	57,701,234	57,210,661	57,668,857

4.	Comprehensive Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Net income	$20,637,939	$17,519,715	$55,710,669	$41,223,568
Foreign currency translation adjustment	(121,734)	(145,904)	727,275	553,471
Unrealized appr. on investments	—	—	—	1,011,865
Transfer from available- for-sale to trading	—	(1,369,424)	—	(1,369,424)

Comprehensive income	$20,516,205	$16,004,387	$56,437,944	$41,419,480

5.	Segment Information

The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Net Sales:
Recreation vehicles:
Towables	$365,497,384	$268,010,988	$805,658,685	$601,772,615
Motorized	113,529,511	106,211,153	255,664,400	205,420,869
Buses	58,014,309	52,257,306	108,444,211	109,713,075

Total	$537,041,204	$426,479,447	$1,169,767,296	$916,906,559

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Income Before Income Taxes:
Recreation vehicles:
Towables	$29,706,741	$19,956,359	$77,392,555	$51,503,538
Motorized	3,877,579	4,925,101	11,786,017	10,921,918
Buses	1,342,502	3,418,617	2,468,213	6,151,356
Corporate	(2,018,343)	(874,315)	(2,722,156)	(2,070,302)

Total	$32,908,479	$27,425,762	$88,924,629	$66,506,510

	January 31, 2005	July 31, 2004
Identifiable Assets:
Recreation vehicles:
Towables	$425,607,856	$324,041,069
Motorized	155,115,447	123,607,436
Buses	77,738,633	65,054,523
Corporate	122,507,577	249,883,736

Total	$780,969,513	$762,586,764

6.	Treasury Shares

The Company purchased and retired 323,200 shares of treasury stock in the first quarter of fiscal 2005 at an average cost of $26.27 per share. This retirement resulted in a reduction of $32,320 in common stock and $458,345 in additional paid-in-capital and $7,999,600 in retained earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also holds certain corporate investments that are classified as trading investments and reported as Investments – short term.

8.	Business Combination

On September 2, 2003, we acquired 100% of the common stock of Damon Corporation (“Damon”). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was $29,618,354, which was paid from internal funds. Immediately after the closing, the Company paid off a $12,972,498 bank debt assumed in connection with the acquisition.

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

	Six Months	Six Months
	Ended	Ended
	January 31, 2005	January 31, 2004
	(Actual)	(Pro Forma)
Net Sales	$1,169,767,296	$938,907,622
Net Income	55,710,669	41,412,181
Earnings per common share
Basic	$.98	$.72
Diluted	$.97	$.72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The purchase price paid by us for the acquisition of the stock of CrossRoads was $27,973,305, which was payable in cash and was funded from our cash on hand.

9.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	January 31, 2005		July 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889,367	$11,603,646	$14,713,367	$11,132,405

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Non-compete Agreement:
Amortization Expense	$269,679	$201,562	$471,241	$395,504

Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:
For the year ending July 2005	$967,268
For the year ending July 2006	$948,719
For the year ending July 2007	$886,844
For the year ending July 2008	$827,969
For the year ending July 2009	$491,733

The change in the carrying amount of goodwill and trademarks for the period ended January 31, 2005.

	Goodwill	Trademarks
Balance as of July 31, 2004	$140,857,162	$12,269,642
Arising from acquisition	20,531,602	692,000

Balance as of January 31, 2005	$161,388,764	$12,961,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2005, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towable	$143,841,233	$10,133,674
Motorized	17,252,031	2,600,000

Total Recreation Vehicles	161,093,264	12,733,674

Bus	295,500	227,968

Total	$161,388,764	$12,961,642

10.	Warranty

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Beginning Balance	$48,163,870	$42,714,930	$45,829,471	$35,114,825
Provision	12,586,128	10,843,637	27,380,967	26,506,537
Payments	12,692,725	11,585,269	25,153,165	23,373,324
Acquisitions	1,094,569	—	1,094,569	3,725,260

Ending Balance	$49,151,842	$41,973,298	$49,151,842	$41,973,298

11.	Stock Split

In the second quarter of 2004, the Company declared a two-for-one common stock split that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock split.

12.	Commercial Commitments

Our principal commercial commitments at January 31, 2005 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$2,860,000	less than 1 year

Standby repurchase obligation on dealer financing	$735,436,000	less than 1 year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $848,000 and $546,000 as of January 31, 2005 and July 31, 2004, respectively. The Company incurred losses due to repurchases of approximately $1,362,000 and $255,000 for the six months ended January 31, 2005 and 2004, respectively. Of the $1,362,000, $1,033,000 was a repurchase from a single dealer. The repurchase sales value of units repurchased was $6,836,068 for the six months ended January 31, 2005, and $523,508 for the six months ended January 31, 2004. The sales value of units repurchased from the single dealer mentioned above was $5,463,139.

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

As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, establishes a fair-value method of accounting for employee stock options. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value is recognized over the option vesting period which is three years. Had compensation cost for these grants been determined in accordance with SFAS No. 123, the Company’s net income and earnings per common share would have been:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Net Income:
As reported	$20,637,939	$17,519,715	$55,710,669	$41,223,568
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(302,046)	(220,048)	(604,092)	(317,752)

Pro Forma	$20,335,893	$17,299,667	$55,106,577	$40,905,816

Earnings Per Common Share – Basic
As reported	$.36	$.31	$.98	$.72
Pro forma	$.36	$.30	$.97	$.71
Earnings Per Common Share – Diluted
As reported	$.36	$.30	$.97	$.71
Pro forma	$.36	$.30	$.96	$.71

The assumptions used in determining the fair value of options granted during the first quarter of fiscal 2005 are as follows:

Expected volatility	38%
Expected life of grant	6 years
Risk free interest rate	3.73%
Expected dividend rate	.29%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transition alternatives, which may impact the Company’s results of operations in the first quarter of fiscal 2006 and thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and small and midsize buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), with the acquisition of CrossRoads RV, gives us an approximate 30% market share. In the motorized segment of the industry we have an approximate 11% market share. Our market share in small and mid-size buses is approximately 29%. We have recently entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business by improving our facilities, product innovation, opportunistic acquisitions and manufacturing quality products. We have not entered unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize our plant facilities and have expended approximately $54 million for that purpose in the past two fiscal years.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing. We have a joint venture, Thor Credit, operated by E-Trade, which provides retail credit to ultimate purchasers of any recreation vehicle purchased from a Thor dealer. This retail credit on recreation vehicles is not limited to Thor product only.

For management and reporting purposes, we segment our business into Recreation Vehicles – Towables and Motorized – and Buses.

Trends and Business Outlook

The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow 48% by 2010, or five times as fast as the expected 9% growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail sales, which we closely monitor to determine industry trends.

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

Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of goods sold. During fiscal 2005, we increased product prices on our RV segments approximately 1.5% to offset increased raw material costs. Price increases for buses were less than 1% due to continued soft market conditions and competitive pressures. Additional increases in raw material costs would impact our profit margins if we were unable to raise prices for our products by corresponding amounts without negatively affecting sales.

Quarter Ended January 31, 2005 vs.
     Quarter Ended January 31, 2004

Net sales for the second quarter of fiscal 2005 were up 25.9% to $537,041,204 compared to $426,479,447 for the second quarter of fiscal 2004. Income before income taxes in fiscal 2005 was $32,908,479 a 20% increase from $27,425,762 in fiscal 2004. Included in the second quarter of fiscal 2005 are sales of $14,435,024 and income before income taxes of $833,642 for CrossRoads RV acquired November 1, 2004. The increase in income before income taxes of $5,482,717 in the second quarter of fiscal 2005, compared to the same period of fiscal 2004, is the result of the following items. $833,642 income generated by CrossRoads RV, $7,869,219 income from increased recreation vehicle revenues, and reduced Corporate costs of $670,236 due primarily to favorable settlement of certain insurance claims accrued in prior periods. Offsetting these items was reduced income of $2,076,115 by our bus companies and $1,814,265 income from the sale of certain equity securities in fiscal 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recreation vehicle revenues increased in fiscal 2005 by 28% to $479,026,895 compared to $374,222,141 in fiscal 2004, and accounted for 89.2% of total company revenues compared to 87.7% in fiscal 2004. Recreation vehicle order backlogs of $313,565,000 at January 31, 2005, were down 22.6% compared to the same period last year. Bus revenues in fiscal 2005 increased by 11% to $58,014,309 compared to $52,257,306 in fiscal 2004 and accounted for 10.8% of the total company revenues compared to 12.3% in fiscal 2004. Bus vehicle order backlogs of $135,817,000 at January 31, 2005 were up 44.4% compared to the same period last year.

Gross profit as a percentage of sales in the second quarter of fiscal 2005 increased to 12.6% from 12.5% for the same period last year. The increase in gross profits for the second quarter of fiscal 2005 is due primarily to reduced warranty costs and increased recreation vehicle revenues. Our bus segment gross profits have been affected by continuing discounts offered to achieve bus contracts in a very competitive market place.

Selling, general and administrative expense and amortization of intangibles were $35,762,252 compared to $28,728,268 for the same period in fiscal 2004. As a percentage of sales, selling, general and administrative expense was 6.7% in fiscal 2005 and fiscal 2004. Amortization of intangibles was $269,679 in fiscal 2005 compared to $201,562 in fiscal 2004. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 25.9% increase in revenue.

The overall effective tax rate was 37.3% for fiscal 2005 compared to 36.1% for fiscal 2004. The fiscal 2004 tax rate included an increased tax benefit for research and development credits.

The following table represents the results of our reporting segments for the quarter ended January 31, 2005 and 2004:

	Three Months Ended 1/31/2005
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$365,497,384	$113,529,511	$479,026,895	$58,014,309	—	$537,041,204

# Units	19,776	1,541	21,317	997	—	22,314

Gross Profit	$52,542,348	$10,844,732	$63,387,080	$4,444,920	—	$67,832,000

% of net sales	14.4	9.6	13.2	7.7	—	12.6

Income Before Income Tax:	$29,706,741	$3,877,579	$33,584,320	$1,342,502	$(2,018,343)	$32,908,479

% of net sales	8.1	3.4	7.0	2.3	—	6.1

	Three Months Ended 1/31/2004
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$268,010,988	$106,211,153	$374,222,141	$52,257,306	—	$426,479,447

# Units	15,235	1,551	16,786	934	—	17,720

Gross Profit	$37,198,033	$10,244,386	$47,442,419	$5,892,322	—	$53,334,741

% of net sales	13.9	9.6	12.7	11.3	—	12.5

Income Before Income Tax:	$19,956,359	$4,925,101	$24,881,460	$3,418,617	$(874,315)	$27,425,762

% of net sales	7.4	4.6	6.6	6.5	—	6.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Order Backlog
	As of January 31 (000’s)
	2005	2004
Recreation Vehicles:
Towables	$190,435	$210,070
Motorized	123,130	194,838

Total	313,565	404,908

Buses	135,817	94,062

Total Company	$449,382	$498,970

Six Months Ended January 31, 2005 vs.
     Six Months Ended January 31, 2004

Net sales for the six months of fiscal 2005 were up 27.6% to $1,169,767,296 compared to $916,906,559 for the six months of fiscal 2004. Income before income taxes in fiscal 2005 was $88,924,629 a 33.7% increase from $66,506,510 in fiscal 2004. Included in the six months of fiscal 2005 are sales of $14,435,024 and income before taxes of $833,642 for CrossRoads RV acquired November 1, 2004. The increase in income before income taxes of $22,418,119 in the six months of fiscal 2005, compared to the same period of fiscal 2004, is the result of the following items. $833,642 income generated by CrossRoads RV, $25,919,474 income from increased recreation vehicle revenues, and reduced Corporate costs of $1,162,410, due primarily to favorable settlement of certain insurance claims accrued in prior periods. Offsetting these items was reduced income of $3,683,143 by our bus companies and $1,814,265 income from the sale of certain equity securities in fiscal 2004.

Recreation vehicle revenues increased in fiscal 2005 by 31.5% to $1,061,323,085 compared to $807,193,484 in fiscal 2004, and accounted for 90.7% of total company revenues compared to 88.0% in fiscal 2004. Bus revenues in fiscal 2005 decreased by 1.2% to $108,444,211 compared to $109,713,075 in fiscal 2004 and accounted for 9.3% of the total company revenues compared to 12.0% in fiscal 2004.

Gross profit as a percentage of sales in the six months of fiscal 2005 increased to 13.6% from 13.0% for the same period last year. The increase in gross profits for the six months of fiscal 2005 is due primarily to reduced warranty costs and increased recreation vehicle revenues. Our bus segment gross profits have been affected by continuing discounts offered to achieve bus contracts in a very competitive market place.

Selling, general and administrative expense and amortization of intangibles were $72,042,755 compared to $56,936,979 for the same period in fiscal 2004. As a percentage of sales, selling, general and administrative expense was 6.2% in fiscal 2005 and fiscal 2004. Amortization of intangibles was $471,241 in fiscal 2005 compared to $395,504 in fiscal 2004. The additional selling, general and administrative costs are due primarily to the increased costs associated with the 27.6% increase in revenue.

The overall effective tax rate was 37.4% for fiscal 2005 compared to 38.0% for fiscal 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table represents the results of our reporting segments for the six months ended January 31, 2005 and 2004:

	Six Months Ended January 31, 2005
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$805,658,685	$255,664,400	$1,061,323,085	$108,444,211	—	$1,169,767,296

# Units	36,652	3,532	40,184	1,898	—	42,082

Gross Profit	$124,106,136	$25,280,199	$149,386,335	$9,220,084	—	$158,606,419

% of net sales	15.4	9.9	14.1	8.5	—	13.6

Income Before Income Tax:	$77,392,555	$11,786,017	$89,178,572	$2,468,213	$(2,722,156)	$88,924,629

% of net sales	9.6	4.6	8.4	2.3	—	7.6

	Six Months Ended January 31, 2004
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$601,772,615	$205,420,869	$807,193,484	$109,713,075	—	$916,906,559

# Units	33,959	3,049	37,008	1,944	—	38,952

Gross Profit	$87,748,651	$20,645,878	$108,394,529	$11,196,543	$(47,795)	$119,543,277

% of net sales	14.6	10.1	13.4	10.2	—	13.0

Income Before Income Tax:	$51,503,538	$10,921,918	$62,425,456	$6,151,356	$(2,070,302)	$66,506,510

% of net sales	8.6	5.3	7.7	5.6	—	7.3

Financial Condition and Liquidity

As of January 31, 2005, we had $84,296,571 in cash, cash equivalents and short-term investments, compared to $199,166,146 on July 31, 2004. The decrease in cash equivalents is related to $31,000,000 in capital expenditures, the $28,000,000 acquisition of CrossRoads, and seasonal increases in inventory and receivables. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as “Cash and cash equivalents” or “Investments – short term”.

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of “Accumulated other comprehensive income on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary”.

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the interest rates will have a significant impact on our financial position or results of future operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Working capital at January 31, 2005 was $250,904,011 compared to $256,198,030 on July 31, 2004. We have no long-term debt. We currently have a $30,000,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2005. There were no borrowings on this line of credit at January 31, 2005. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $31,121,000 for the six months ended January 31, 2005 were primarily for planned purchases of leased buildings of approximately $10,100,000 and planned capacity expansions of approximately $21,021,000 in our RV companies.

The Company anticipates additional capital expenditures in fiscal 2005 of approximately $19,444,000. These expenditures will be made primarily to expand our RV companies and for replacement of machinery and equipment to be used in the ordinary course of business.

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

Impairment of Goodwill, Trademarks and Long-Lived Assets

We at least annually review the carrying value of its goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from undiscounted future cash flows. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Warranty

We provide customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

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

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

PART II - Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
August 2004	—	—	288,000	1,712,000

September 2004	—	—	288,000	1,712,000

October 2004	323,200	$26.27	611,200	1,388,800

November 2004	—	—	611,200	1,388,800

December 2004	—	—	611,200	1,388,800

January 2005	—	—	611,200	1,388,800

Total	323,200	$26.27

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. At January 31, 2005, 1,388,800 shares of common stock remained authorized for repurchase under the repurchase program. Repurchases may occur periodically within 18 to 24 months of the original announcement of the repurchase program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 8, 2005	/s/ Wade F. B. Thompson

Wade F. B. Thompson
Chairman of the Board, President
and Chief Executive Officer

DATE: March 8, 2005	/s/ Walter L. Bennett

Walter L. Bennett
Executive Vice President,
Secretary and Chief Financial Officer