Form 10-Q/A
period 2005-01-31
THOR INDUSTRIES INC
filed 2005-03-18
CIK 730263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
$.10 per share

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed by the registrant to amend the registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2005, filed with the Securities and Exchange Commission on March 10, 2005 (the “Initial Report”), solely to correct an error regarding the number of units of towables sold during the three and six months ended January 31, 2005, and the corresponding total of recreation vehicles and total units sold by the registrant during such periods, contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I. Except for the foregoing, no information included in the Initial Report is amended by this Form 10-Q/A.

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

The following table represents the results of our reporting segments for the quarter ended January 31, 2005 and 2004:

	Three Months Ended 1/31/2005
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$365,497,384	$113,529,511	$479,026,895	$58,014,309	—	$537,041,204

# Units	18,813	1,541	20,354	997	—	21,351

Gross Profit	$52,542,348	$10,844,732	$63,387,080	$4,444,920	—	$67,832,000

% of net sales	14.4	9.6	13.2	7.7	—	12.6

Income Before Income Tax:	$29,706,741	$3,877,579	$33,584,320	$1,342,502	$(2,018,343)	$32,908,479

% of net sales	8.1	3.4	7.0	2.3	—	6.1

	Three Months Ended 1/31/2004
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$268,010,988	$106,211,153	$374,222,141	$52,257,306	—	$426,479,447

# Units	15,235	1,551	16,786	934	—	17,720

Gross Profit	$37,198,033	$10,244,386	$47,442,419	$5,892,322	—	$53,334,741

% of net sales	13.9	9.6	12.7	11.3	—	12.5

Income Before Income Tax:	$19,956,359	$4,925,101	$24,881,460	$3,418,617	$(874,315)	$27,425,762

% of net sales	7.4	4.6	6.6	6.5	—	6.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Order Backlog
	As of January 31 (000’s)
	2005	2004
Recreation Vehicles:
Towables	$190,435	$210,070
Motorized	123,130	194,838

Total	313,565	404,908

Buses	135,817	94,062

Total Company	$449,382	$498,970

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table represents the results of our reporting segments for the six months ended January 31, 2005 and 2004:

	Six Months Ended January 31, 2005
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$805,658,685	$255,664,400	$1,061,323,085	$108,444,211	—	$1,169,767,296

# Units	41,347	3,532	44,879	1,898	—	46,777

Gross Profit	$124,106,136	$25,280,199	$149,386,335	$9,220,084	—	$158,606,419

% of net sales	15.4	9.9	14.1	8.5	—	13.6

Income Before Income Tax:	$77,392,555	$11,786,017	$89,178,572	$2,468,213	$(2,722,156)	$88,924,629

% of net sales	9.6	4.6	8.4	2.3	—	7.6

	Six Months Ended January 31, 2004
			Total			Total
	Towables	Motorized	RV	Buses	Corporate	Company
Net Sales	$601,772,615	$205,420,869	$807,193,484	$109,713,075	—	$916,906,559

# Units	33,959	3,049	37,008	1,944	—	38,952

Gross Profit	$87,748,651	$20,645,878	$108,394,529	$11,196,543	$(47,795)	$119,543,277

% of net sales	14.6	10.1	13.4	10.2	—	13.0

Income Before Income Tax:	$51,503,538	$10,921,918	$62,425,456	$6,151,356	$(2,070,302)	$66,506,510

% of net sales	8.6	5.3	7.7	5.6	—	7.3

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

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 18, 2005	/s/ Wade F. B. Thompson

Wade F. B. Thompson
Chairman of the Board, President
and Chief Executive Officer

DATE: March 18, 2005	/s/ Walter L. Bennett

Walter L. Bennett
Executive Vice President,
Secretary and Chief Financial Officer