Form 10-Q
period 2005-04-30
THOR INDUSTRIES INC
filed 2005-06-02
CIK 730263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED April 30, 2005	COMMISSION FILE NUMBER 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/2005

Common stock, par value $.10 per share	56,611,479 shares

PART I — Financial Information

ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$85,687,008	$136,120,530
Investments — short term	41,840,031	63,045,616
Accounts receivable:
Trade	183,482,959	132,615,992
Other	6,139,174	4,304,573
Inventories	182,458,718	147,588,254
Prepaid expenses	9,395,732	5,974,938
Deferred income taxes	8,316,457	8,316,457

Total current assets	517,320,079	497,966,360

Property:
Land	20,780,202	17,263,271
Buildings and improvements	105,575,580	74,436,370
Machinery and equipment	47,368,299	40,046,081

Total cost	173,724,081	131,745,722
Accumulated depreciation	(39,909,854)	(32,982,694)

Property, net	133,814,227	98,763,028

Investments:
Joint ventures	2,481,523	2,514,449

Other assets:
Goodwill	161,437,410	140,857,162
Non-compete agreements	4,026,874	3,580,962
Trademarks	12,961,642	12,269,642
Other	6,997,409	6,635,161

Total other assets	185,423,335	163,342,927

TOTAL ASSETS	$839,039,164	$762,586,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,728,511	$125,574,124
Accrued liabilities:
Taxes	20,594,954	20,890,901
Compensation and related items	26,597,514	25,712,538
Product warranties	52,980,773	45,829,471
Promotions and rebates	13,553,827	8,915,220
Product/property liability and related	7,094,106	11,055,752
Other	5,356,985	3,790,324

Total current liabilities	246,906,670	241,768,330

Deferred income taxes and other liabilities	10,960,389	9,214,698
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 56,867,479 shares @ 4/30/05 and 57,146,160 shares @ 7/31/04; par value of $.10 per share	5,686,748	5,714,616
Additional paid-in capital	81,366,816	81,018,989
Accumulated other comprehensive income	553,131	63,722
Retained earnings	501,468,744	425,933,821
Restricted stock plan	(872,320)	(1,127,412)
Less Treasury shares of 256,000 @ 4/30/05, at cost	(7,031,014)	—

Total stockholders’ equity	581,172,105	511,603,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,039,164	$762,586,764

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004

	Three Months Ended April 30		Nine Months Ended April 30
	2005	2004	2005	2004
Net sales	$728,692,917	$645,690,437	$1,898,460,213	$1,562,596,996
Cost of products sold	634,657,775	555,568,944	1,645,818,652	1,352,932,226

Gross profit	94,035,142	90,121,493	252,641,561	209,664,770
Selling, general and administrative expenses	43,160,296	37,410,857	115,203,051	94,347,836
Gains (losses) on equity securities	—	(12,816)	—	1,801,449
Interest income	680,113	341,556	2,025,464	1,252,316
Interest expense	144,470	20,966	253,814	123,080
Other income	743,104	726,409	1,868,062	2,003,710

Income before income taxes	52,153,593	53,744,819	141,078,222	120,251,329
Provision for income taxes	19,203,901	20,961,245	52,417,861	46,244,187

Net income	$32,949,692	$32,783,574	$88,660,361	$74,007,142

Average common shares outstanding:
Basic	56,732,473	57,245,068	56,801,528	57,265,901
Diluted	57,129,262	57,587,458	57,195,012	57,641,688

Earnings per common share:
Basic	$.58	$.57	$1.56	$1.29
Diluted	$.58	$.57	$1.55	$1.28

Dividends paid per common share:	$.03	$.03	$.09	$.06

     See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$88,660,361	$74,007,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,131,186	5,727,384
Amortization	730,088	597,066
Loss on disposition of assets	73,804	—
Loss (gains) on sale of trading investments	1,063,734	(984,756)
Unrealized (gain) loss on trading investments	(38,652)	252,776
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	(103,733,586)	(63,116,128)
Proceeds from sales of trading investments	123,914,089	62,318,396
Accounts receivable	(49,438,014)	(66,791,539)
Inventories	(31,450,163)	(35,935,386)
Prepaid expense & other	(3,751,363)	2,482,705
Accounts payable	(9,308,776)	9,612,941
Accrued liabilities	9,834,879	14,632,188
Other liabilities	348,010	1,650,388

Net cash provided by operating activities	34,035,597	4,453,177

Cash flows from investing activities:
Purchase of property, plant & equipment	(38,568,234)	(19,455,603)
Proceeds from disposition of assets	35,466	95,842
Acquisitions — Net of cash acquired	(28,021,951)	(29,618,354)

Net cash used in investing activities	(66,554,719)	(48,978,115)

Cash flows from financing activities:
Cash dividends	(5,125,838)	(3,439,672)
Purchase of common stock held as treasury shares	(4,600,519)	—
Purchase of common stock for retirement	(8,490,265)	(7,078,339)
Retirement of acquired debt	(1,000,851)	(12,972,498)
Proceeds from issuance of common stock	813,664	1,174,545

Net cash used in financing activities	(18,403,809)	(22,315,964)

Effect of exchange rate changes on cash	489,409	257,540

Net decrease in cash and equivalents	(50,433,522)	(66,583,362)
Cash and equivalents, beginning of period	136,120,530	132,124,452

Cash and equivalents, end of period	$85,687,008	$65,541,090

Supplemental cash flow information:
Income taxes paid	$52,586,368	$45,070,716
Interest paid	253,814	123,080

Non cash transactions:
Retirement of treasury shares	$8,490,265	$7,078,339
Purchase of treasury shares	2,430,495	—
Issuance of restricted stock	—	309,465

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The July 31, 2004 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flow for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended July 31, 2004. The results of operations for the nine months ended April 30, 2005 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	April 30, 2005	July 31, 2004
Raw materials	$80,910,434	$72,323,887
Chassis	36,557,650	30,161,715
Work in process	52,925,907	41,117,720
Finished goods	24,742,613	13,604,925

Total	195,136,604	157,208,247
Less excess of FIFO costs over LIFO costs	12,677,886	9,619,993

Total inventories	$182,458,718	$147,588,254

3.	Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Weighted average shares outstanding for basic earnings per share	56,732,473	57,245,068	56,801,528	57,265,901
Stock options and restricted stock	396,789	342,390	393,484	375,787

Total — For diluted shares	57,129,262	57,587,458	57,195,012	57,641,688

4.	Comprehensive Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net income	$32,949,692	$32,783,574	$88,660,361	$74,007,142
Foreign currency translation adjustment	(237,866)	(295,931)	489,409	257,540
Unrealized appreciation on investments	—	—	—	1,011,865
Transfer from available-for-sale to trading	—	—	—	(1,369,424)

Comprehensive income	$32,711,826	$32,487,643	$89,149,770	$73,907,123

5.	Segment Information

The Company has three reportable segments: Recreation Vehicles — Towable and Motorized, and Buses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net Sales:
Recreation vehicles:
Towables	$497,031,861	$410,900,766	$1,302,690,546	$1,012,673,380
Motorized	165,758,353	183,256,186	421,422,753	388,677,056

Total recreation vehicles	662,790,214	594,156,952	1,724,113,299	1,401,350,436
Buses	65,902,703	51,533,485	174,346,914	161,246,560

Total	$728,692,917	$645,690,437	$1,898,460,213	$1,562,596,996

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Income Before Income Taxes:
Recreation vehicles:
Towables	$44,118,637	$44,492,165	$121,511,192	$96,096,353
Motorized	7,420,800	10,948,492	19,206,817	21,769,760

Total recreation vehicles	51,539,437	55,440,657	140,718,009	117,866,113
Buses	2,641,362	1,388,565	5,109,575	7,539,921
Corporate	(2,027,206)	(3,084,403)	(4,749,362)	(5,154,705)

Total	$52,153,593	$53,744,819	$141,078,222	$120,251,329

	April 30, 2005	July 31, 2004
Identifiable Assets:
Recreation vehicles:
Towables	$415,971,842	$324,041,069
Motorized	164,868,359	123,607,436

Total recreation vehicles	580,840,201	447,648,505
Buses	86,074,557	65,054,523
Corporate	172,124,406	249,883,736

Total	$839,039,164	$762,586,764

6.	Treasury Shares

The Company purchased and retired 323,200 shares of treasury stock in the first quarter of fiscal 2005 at an average cost of $26.27 per share. This retirement resulted in a reduction of $32,320 in common stock and $458,345 in additional paid-in-capital and $7,999,600 in retained earnings. In addition, the Company purchased 256,000 shares of Thor common stock in April 2005 at a cost of $7,031,014 to be held as Treasury shares. Of the 256,000 shares, 90,000 shares at a cost of $2,430,495 did not settle until May, and therefore, are recorded in accounts payable. The average cost per share was $27.46.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also holds certain corporate investments that are classified as trading investments and reported as Investments — short term.

8.	Business Combinations

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

The purchase price paid by us for the acquisition of the stock of CrossRoads was $28,021,951, which was payable in cash and was funded from our cash on hand.

9.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	April 30, 2005		July 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889,367	$11,862,493	$14,713,367	$11,132,405

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Non-compete Agreement:
Amortization Expense	$258,847	$201,562	$730,088	$597,066

Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2005	$967,268
For the year ending July 2006	$948,719
For the year ending July 2007	$886,844
For the year ending July 2008	$827,969
For the year ending July 2009	$491,733

The change in the carrying amount of goodwill and trademarks for the period ended April 30, 2005.

	Goodwill	Trademarks
Balance as of July 31, 2004	$140,857,162	$12,269,642
Arising from acquisition	20,580,248	692,000

Balance as of April 30, 2005	$161,437,410	$12,961,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2005, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,889,879	$10,133,674
Motorized	17,252,031	2,600,000

Total Recreation Vehicles	161,141,910	12,733,674

Bus	295,500	227,968

Total	$161,437,410	$12,961,642

10.	Warranty

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Beginning Balance	$49,151,842	$41,973,298	$45,829,471	$35,114,825
Provision	16,751,967	11,626,295	44,132,934	38,132,832
Payments	12,923,036	10,743,824	38,076,201	34,117,148
Acquisitions	—	—	1,094,569	3,725,260

Ending Balance	$52,980,773	$42,855,769	$52,980,773	$42,855,769

11.	Stock Split

In the second quarter of 2004, the Company declared a two-for-one common stock split that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock split.

12.	Commercial Commitments

Our principal commercial commitments at April 30, 2005 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$3,419,000	less than 1 year
Standby repurchase obligation on dealer financing	$754,868,000	less than 1 year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,204,000 and $546,000 as of April 30, 2005 and July 31, 2004, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004

Cost of units repurchased	$2,313,000	$1,140,000	$9,149,000	$1,664,000

Realization on units resold	1,959,000	991,000	7,433,000	1,260,000

Losses due to repurchase	$354,000	$149,000	$1,716,000	$404,000

$1,033,000 of the losses due to repurchase for the nine months ended April 30, 2005, was a repurchase from a single dealer. The sales value of units repurchased from that dealer was $5,463,000.

13.	Stock-Based Compensation

In December 2002, The Financial Accounting Standards Board “(FASB)” issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends the disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation,” to require disclosure in interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net Income:
As reported	$32,949,692	$32,783,574	$88,660,361	$74,007,142
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(274,511)	(283,344)	(878,603)	(601,096)

Pro Forma	$32,675,181	$32,500,230	$87,781,758	$73,406,046

Earnings Per Common Share - Basic
As reported	$.58	$.57	$1.56	$1.29
Pro forma	$.58	$.57	$1.55	$1.28
Earnings Per Common Share - Diluted
As reported	$.58	$.57	$1.55	$1.28
Pro forma	$.57	$.56	$1.53	$1.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions used in determining the fair value of options granted during the nine months of fiscal 2005 are as follows:

Expected volatility	38%
Expected life of grant	6 years
Risk free interest rate	3.90%
Expected dividend rate	.30%

14.	Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for the Company August 1, 2005 and the Company may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transition alternatives, which may impact the Company’s results of operations in the first quarter of fiscal 2006 and thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and small and midsize buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), with the acquisition of CrossRoads RV, gives us an approximate 31% market share. In the motorized segment of the industry we have an approximate 11% market share. Our market share in small and mid-size buses is approximately 29%. We have recently entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.

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

Our business model includes decentralized operating units and we compensate operating management based upon profitability of the unit which they manage. Our corporate staff provides financial management, centralized purchasing services, insurance, legal and human resources, risk management, and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.

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

For management and reporting purposes, we segment our business into Recreation Vehicles — Towables and Motorized — and Buses.

Trends and Business Outlook

The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow 48% by 2010, or five times as fast as the expected 9% growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Quarter Ended April 30, 2005 vs.
Quarter Ended April 30, 2004
	Quarter Ended		Quarter Ended		Change
(in 000’s, except units)	April 30, 2005		April 30, 2004		Amount	%
NET SALES:
Recreation Vehicles
Towables	$497,032		$410,901		$86,131	21.0
Motorized	165,758		183,256		(17,498)	(9.5)

Total Recreation Vehicles	662,790		594,157		68,633	11.6
Buses	65,903		51,533		14,370	27.9

Total	$728,693		$645,690		$83,003	12.9

# OF UNITS:
Recreation Vehicles
Towables	25,222		22,509		2,713	12.1
Motorized	2,436		2,954		(518)	(17.5)

Total Recreation Vehicles	27,658		25,463		2,195	8.6
Buses	1,149		956		193	20.2

Total	28,807		26,419		2,388	9.0

		% of		% of
		Segment Net Sales		Segment Net Sales

GROSS PROFIT:
Recreation Vehicles
Towables	$72,670	14.6	$67,115	16.3	$5,555	8.3
Motorized	15,692	9.5	18,884	10.3	(3,192)	(16.9)

Total Recreation Vehicles	88,362	13.3	85,999	14.5	2,363	2.7
Buses	5,673	8.6	4,122	8.0	1,551	37.6

Total	$94,035	12.9	$90,121	14.0	$3,914	4.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$28,607	5.8	$22,622	5.5	$5,985	26.5
Motorized	8,271	5.0	7,952	4.3	319	4.0

Total Recreation Vehicles	36,878	5.6	30,574	5.1	6,304	20.6
Buses	2,937	4.5	2,821	5.5	116	4.1
Corporate	3,345	.5	4,016	.6	(671)	(16.7)

Total	$43,160	5.9	$37,411	5.8	$5,749	15.4

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$44,119	8.9	$44,492	10.8	$(373)	(.8)
Motorized	7,421	4.5	10,948	6.0	(3,527)	(32.2)

Total Recreation Vehicles	51,540	7.8	55,440	9.3	(3,900)	(7.0)
Buses	2,641	4.0	1,389	2.7	1,252	90.1
Corporate	(2,027)	(.2)	(3,084)	(.5)	1,057	34.3

Total	$52,154	7.2	$53,745	8.3	$(1,591)	(3.0)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED

($ in 000)

Net sales and gross profit for the third quarter of fiscal 2005 were up 12.9% and 4.3% respectively compared to the third quarter of fiscal 2004. Income before income taxes for the third quarter of fiscal 2005 was down 3% compared to the third quarter of fiscal 2004. Selling, general and administrative expenses for the third quarter of fiscal 2005 increased 15.4% compared to the third quarter of fiscal 2004. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes will be addressed in the segment reporting.

Corporate costs in selling, general and administrative were $3,345 for the third quarter of fiscal 2005 compared to $4,016 in fiscal 2004. This $671 reduction is primarily the result of lower legal costs and insurance claims in fiscal 2005 of approximately $1,440 offset by increased costs of Sarbanes-Oxley compliance of approximately $462.

Net sales and income before income taxes for the third quarter of fiscal 2005 included net sales and income before income taxes of $29,721 and $2,913 respectively, for CrossRoads RV acquired November 1, 2004. The overall effective tax rate for the third quarter of fiscal 2005 was 36.8% compared to 39.0% for fiscal 2004. The primary reason for the lower effective tax rate in the third quarter of 2005 is lower state tax rates and increased extra-territorial income tax exclusion on related foreign sales increases.

Segment Reporting

RECREATION VEHICLES

Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from	Average Price
	Acquisitions	Per Unit	Units	Net Change
Recreation Vehicles
Towables	7.2%	8.6%	5.2%	21.0%
Motorized	—	8.0%	(17.5)%	(9.5)%

TOWABLE RECREATION VEHICLES

The increase in towables net sales resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of CrossRoads RV. The increase in units sold of approximately 12.1% would be a 5.2% increase excluding CrossRoads. The overall industry increase in towables on a comparable basis was 7.6%. Increases in the average price per unit resulted from the combination of price increases and product mix.

Towables gross profit percentage decreased to 14.6% of net sales for fiscal 2005 from 16.3% of net sales for fiscal 2004. The primary factors for the 1.7% reduced gross margin in 2005 were a $3.7 million decline in gross margin at our Thor California operation and a $1.4 million recall provision at our Keystone operation. Selling, general and administrative expenses increased to 5.8% of net sales for fiscal 2005 from 5.5% of net sales for fiscal 2004. The primary factor for the increase in fiscal 2005 as a percentage of sales were various sales promotion expenses due to competitive sales pressure.

Towables income before income taxes decreased to 8.9% of net sales for fiscal 2005 from 10.8% of net sales for fiscal 2004. The primary factors for this reduction were 1.7% reduction in gross margin as mentioned earlier and the increase in selling general and administrative expense as noted above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MOTORIZED RECREATION VEHICLES

The decrease in motorized net sales resulted primarily from reduced unit sales. The decrease in units sold of approximately 17.5% is in line with the overall market decrease in motorhomes of 15.1%. Increases in the average price per unit resulted from the combination of price increases and product mix.

Motorized gross profit percentage decreased to 9.5% of net sales from 10.3% of net sales for fiscal 2004. The primary factor for the reduced gross margin in 2005 was lower unit sales.

Motorized income before income taxes decreased to 4.5% of net sales for fiscal 2005 from 6.0% of net sales for fiscal 2004. The reduction was due primarily to reduced unit sales.

BUSES

Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	7.7%	20.2%	27.9%

The increase in buses net sales resulted from a combination of an increase in both average price per unit and unit shipments. The unit sales increases are indicative of an expected replacement cycle on our buses the majority of which have a 5 year useful life. In addition, replacement of many older buses were delayed due to decline in the travel industry subsequent to the 9/11 terrorist attacks.

Buses gross profit percentage increased to 8.6% of net sales for fiscal 2005 from 8.0% of net sales for fiscal 2004 due to leveraging of fixed production costs due to a 27.9% volume increase and lower warranty costs.

Buses income before income taxes increased to 4.0% of net sales for fiscal 2005 from 2.7% for fiscal 2004. The primary reason for the increase is due to increased gross margins as explained above.

Nine Months Ended April 30, 2005 vs.

Nine Months Ended April 30, 2004

	Nine Months Ended	Nine Months Ended	Change
(in 000’s, except units)	April 30, 2005	April 30, 2004	Amount	%_
NET SALES:
Recreation Vehicles
Towables	$1,302,690	$1,012,673	$290,017	28.6
Motorized	421,423	388,677	32,746	8.4

Total Recreation Vehicles	1,724,113	1,401,350	322,763	23.0
Buses	174,347	161,247	13,100	8.1

Total	$1,898,460	$1,562,597	$335,863	21.5

# OF UNITS:
Recreation Vehicles
Towables	66,569	56,468	10,101	17.9
Motorized	5,968	6,003	(35)	(.6)

Total Recreation Vehicles	72,537	62,471	10,066	16.1
Buses	3,047	2,900	147	5.1

Total	75,584	65,371	10,213	15.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$196,777	15.1	$154,927	15.3	$41,850	27.0
Motorized	40,972	9.7	39,467	10.2	1,505	3.8

Total Recreation Vehicles	237,749	13.8	194,394	13.9	43,355	22.3
Buses	14,893	8.5	15,271	9.5	(378)	(2.5)

Total	$252,642	13.3	$209,665	13.4	$42,977	20.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$75,451	5.8	$58,893	5.8	$16,558	28.1
Motorized	21,706	5.2	17,684	4.5	4,022	22.7

Total Recreation Vehicles	97,157	5.6	76,577	5.5	20,580	26.9
Buses	9,749	5.6	8,238	5.1	1,511	18.3
Corporate	8,297	.4	9,533	.6	(1,236)	13.0

Total	$115,203	6.0	$94,348	6.0	$20,855	22.1

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$121,511	9.3	$96,096	9.5	$25,415	26.4
Motorized	19,207	4.6	21,770	5.6	(2,563)	(11.8)

Total Recreation Vehicles	140,718	8.2	117,866	8.4	22,852	19.4
Buses	5,109	2.9	7,540	4.7	(2,431)	(32.2)
Corporate	(4,749)	(.3)	(5,155)	(.3)	406	7.9

Total	$141,078	7.4	$120,251	7.7	$20,827	17.3

CONSOLIDATED

($ in 000)

Net sales, gross profit and income before income taxes for the nine months of fiscal 2005 were up 21.5%, 20.5% and 17.3% respectively compared to the nine months of fiscal 2004. Selling, general and administrative expenses for the nine months of fiscal 2005 increased 22.1% compared to the nine months of fiscal 2004. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes will be addressed in the segment reporting.

Corporate costs in selling, general and administrative were $8,297 for the nine months of fiscal 2005 compared to $9,533 fiscal 2004. This $1,236 reduction is primarily the result of lower legal costs and insurance claims in fiscal 2005 of $3,182 offset by increased costs of Sarbanes-Oxley compliance of approximately $1,277.

Other income for the nine months of fiscal 2005, compared to fiscal 2004, was lower due to a gain on sale of equity securities of $1,801 recorded in the second quarter of fiscal 2004.

Net sales and income before income taxes for the nine months of fiscal 2005 included net sales and income before income taxes of $44,156 and $3,736 respectively, for CrossRoads RV acquired November 1, 2004. The overall effective tax rate for the nine months of fiscal 2005 was 37.2% compared to 38.5% for fiscal 2004. The primary reason for the lower effective tax rate for fiscal 2005 is lower state tax rates and increased extra-territorial income tax exclusion on related foreign sales increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment Reporting

RECREATION VEHICLES

Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from	Average Price
	Acquisitions	Per Unit	Units	Net Change
Recreation Vehicles
Towables	4.4%	10.4%	13.8%	28.6%
Motorized	—	9.0%	(.6)%	8.4%

TOWABLE RECREATION VEHICLES

The increase in towables net sales resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of CrossRoads RV. The increase in units sold of approximately 17.9% would be 13.8% excluding CrossRoads. The overall industry increase in towables on a comparable basis was 12.2%. Increases in the average price per unit resulted from the combination of price increases and product mix.

Towables gross profit percentage decreased to 15.1% of net sales for fiscal 2005 from 15.3% of net sales for fiscal 2004. The primary factors for the .2% reduced gross margin in 2005 were a $3.3 million decline in gross margins at our Thor California operations and a $1.4 million recall provision at our Keystone operation.

Towables income before income taxes decreased to 9.3% of net sales for fiscal 2005 from 9.5% for fiscal 2004. The primary factors for the reductions were reductions in gross margins as noted above.

MOTORIZED RECREATION VEHICLES

The increase in motorized net sales resulted from an increase in the average price per unit. Increases in the average price per unit resulted from the combination of price increases and product mix.

The decrease in units sold of approximately .6% is significantly better than the overall industry decrease on a comparable basis of 5.5%.

Motorized gross profit percentage decreased to 9.7% of net sales from 10.2% of net sales for fiscal 2004. The primary factor for the reduced gross margin in 2005 was lower unit sales. Selling, general and administrative expenses increased to 5.2% of net sales for fiscal 2005 from 4.5% of net sales for fiscal 2004. The primary factors for the increases in fiscal 2005 as a percentage of sales were repurchase costs of $1,716,000.

Motorized income before income taxes decreased to 4.6% of net sales for fiscal 2005 compared to 5.6% of net sales for fiscal 2004. This reduction was due primarily to lower gross margins as noted above on individual unit sales and higher selling, general and administrative costs due primarily to a large repurchase in 2005.

BUSES

Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	3.0%	5.1%	8.1%

The increase in buses net sales resulted from a combination of an increase in both average price per unit and unit shipments. The unit sales increases are indicative of an expected replacement cycle on our buses the majority of which have a 5 year useful life. In addition, replacement of many older buses were delayed due to decline in the travel industry subsequent to the 9/11 terrorist attacks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Buses gross profit percentage decreased to 8.5% for fiscal 2005 from 9.5% for fiscal 2004 due to continuing discounts offered to achieve bus contracts in a very competitive market place, primarily in the first six months of fiscal 2005.

Buses income before income taxes decreased to 2.9% of net sales for fiscal 2005 from 4.7% for fiscal 2004. The primary reason for the decrease is due to reduced gross margins as noted above.

ORDER BACKLOG

	As of	As of	Change
$(in 000’s)	April 30, 2005	April 30, 2004	Amount	%
Recreation Vehicles
Towables	$182,646	$334,680	$(152,034)	(45.4)
Motorized	131,887	144,272	(12,385)	(8.6)

Total Recreation Vehicles	314,533	478,952	(164,419)	(34.3)
Buses	140,429	121,038	19,391	16.0

Total	$454,962	$599,990	$(145,028)	(24.2)

Overall backlog is down 24.2% as of April 30, 2005 compared to April 30, 2004. Towable backlog is down 45.4%. The decline in the towable recreation vehicle backlog is due to increased production capacity built in the last approximately 12 months which resulted in enabling us to ship more products in the first 6 months of this fiscal year. Motorized backlog is down 8.6%, primarily due to softening in the overall motorized market. Bus backlog increased 16.0% from prior year due to large orders received at our Champion Bus operation of approximately $18.9 million.

Financial Condition and Liquidity

$ (in 000)

As of April 30, 2005, we had $127,527 in cash, cash equivalents and short-term investments, compared to $199,166 on July 31, 2004. The decrease in cash equivalents is related to $38,568 in capital expenditures, the $28,022 acquisition of CrossRoads, seasonal increases in inventory and receivables, and the purchase of 489,200 shares of the Company’s stock for $13,091. We classify our debt and equity securities as trading or available-for-sale securities. The former are carried on our consolidated balance sheets as “Cash and cash equivalents” or “Investments – short term”.

Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes and corporate bonds, are generally bought and held for sale in the near term. All other securities are classified as available-for-sale. In each case, securities are carried at fair market value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on investments classified as available-for-sale, net of related tax effect, are not included in earnings, but appear as a component of “Accumulated other comprehensive income” on our consolidated balance sheets until the gain or loss is realized upon the disposition of the investment or if a decline in the fair market value is determined to be other than temporary.

Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the interest rates will have a significant impact on our financial position or results of future operations.

Working capital at April 30, 2005 was $270,413 compared to $256,198 on July 31, 2004. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2005. There were no borrowings on this line of credit at April 30, 2005. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $38,568 for the nine months ended April 30, 2005 were primarily for planned purchases of leased buildings of approximately $10,500 and planned capacity expansions of approximately $28,068 in our RV companies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company anticipates additional capital expenditures in fiscal 2005 of approximately $11,997. These expenditures will be made primarily to expand our RV companies and for replacement of machinery and equipment to be used in the ordinary course of business.

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

Impairment of Goodwill, Trademarks and Long-Lived Assets

We at least annually review the carrying value of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from undiscounted future cash flows. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.

Insurance Reserves

Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a Trust and are estimated using historical claims’ experience. We have a self-insured retention for products liability and personal injury matters of $5,000,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $10,000,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

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

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PART II — Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
August 2004	—	—	288,000	1,712,000

September 2004	—	—	288,000	1,712,000

October 2004	323,200	$26.27	611,200	1,388,800

November 2004	—	—	611,200	1,388,800

December 2004	—	—	611,200	1,388,800

January 2005	—	—	611,200	1,388,800

February 2005	—	—	611,200	1,388,800

March 2005	—	—	611,200	1,388,800

April 2005	256,000	$27.46	887,200	1,132,800

Total	579,200	$26.80

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. At April 30, 2005, 1,132,800 shares of common stock remained authorized for repurchase under the repurchase program.

ITEM 6.Exhibits

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

THOR INDUSTRIES, INC. (Registrant)
DATE: June 2, 2005	/s/	Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: June 2, 2005	/s/	Walter L. Bennett
Walter L. Bennett
Executive Vice President, Secretary and Chief Financial Officer