Form 10-K
period 2005-07-31
THOR INDUSTRIES INC
filed 2005-10-14
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended July 31, 2005, Commission File Number 1-9235
THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

419 W. Pike Street, Jackson Center, Ohio	45334-0629

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 596-6849

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock (par value $.10 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)
Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2005 was $1,007,767,114, based on the closing price of the registrant’s common shares on January 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant’s (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 30, 2005 was 56,679,483. Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 6, 2005 are incorporated by reference in Part in of this Annual Report on form 10-K.

PART I
Unless otherwise indicated, all amounts presented in thousands except units, square feet, share and per share data.
ITEM 1. BUSINESS
General Development of Business
Our company was founded in 1980 and produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334 and our telephone number is (937)596-6849. Our Internet address is www.thorindustries.com. We maintain current reports, available free of charge, on our web site.
Our principal recreation vehicle operating subsidiaries are Airstream, Inc. (Airstream), CrossRoads RV (CrossRoads), Dutchmen Manufacturing, Inc. (Dutchmen), Four Winds International, Inc. (Four Winds), Keystone RV Company (Keystone), Komfort Corp. (Komfort), Citair, Inc. (Citair), Thor California, Inc. (Thor California), and Damon Corporation (Damon). Our principal small and mid-size bus operating subsidiaries are Champion Bus, Inc. (Champion), ElDorado National California, Inc. (ElDorado California), ElDorado National Kansas, Inc. (ElDorado Kansas) and Goshen Coach, Inc. (Goshen Coach).
On September 2, 2003, we acquired 100% of the common stock of Damon Corporation, a major manufacturer of Class A motorhomes and the largest builder of park models. The purchase price was $29,619. In addition, immediately after the closing, the Company paid off a $12,973 bank debt assumed in connection with the acquisition.
On November 1, 2004 we completed our acquisition of the stock of DS Corp. dba CrossRoads RV, an Indiana corporation (“CrossRoads”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 28, 2004, by and among our Company, Thor Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of our Company (“Acquisition Subsidiary”), CrossRoads and the securityholders of CrossRoads. CrossRoads is engaged in the business of manufacturing towable recreation vehicles. Under the terms of the Merger Agreement, Acquisition Subsidiary merged with and into CrossRoads, and CrossRoads continued as the surviving corporation (the “Merger”). In addition, as part of the Merger, certain members of management of CrossRoads entered into non-competition agreements with our Company.
The purchase price paid by us for the acquisition of the stock of CrossRoads was $28,030.
On May 27, 2005, we completed our acquisition of the Goshen Coach Division of Veritrans Specialty Vehicles, Inc. pursuant to an asset purchase agreement dated May 26, 2005 for cash of $10,083. The fair value of assets acquired and liabilities assumed was $10,354 and $271 respectively.
Recreation Vehicles
Airstream
Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade names Airstream Classic, and Land Yacht. Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream Safari, International and Bambi travel trailers. Airstream also sells the Interstate and Westfalia Class B motorhomes.
Dutchmen
Our Dutchmen subsidiary manufactures and sells conventional travel trailers and fifth wheels primarily under the trade names Dutchmen, Four Winds, Aero and T@b.
Four Winds
Our Four Winds subsidiary manufactures and sells gasoline and diesel Class C and Class A motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Infinity, Windsport, Mandalay, Presidio, Dutchmen, Chateau and Fun Mover.

CrossRoads
Our CrossRoads subsidiary manufacturers and sells conventional travel trailers and fifth wheels under the trade names Paradise Pointe, Cross Terrain, Cruiser and Zinger.
Citair
Our Citair subsidiary manufactures moderately-priced travel trailers, fifth wheels, Class C motorhomes and truck campers. It operates under the name General Coach and sells recreation vehicles under the trade names Citation and Corsair.
Keystone
Our Keystone subsidiary manufactures and sells travel trailers and fifth wheels under trade names such as Montana, Springdale, Hornet, Sprinter, Outback, Laredo, Everest, Mountaineer, Challenger, and Cougar.
Komfort
Our Komfort subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Komfort and Trailblazer primarily in the western United States and western Canada.
Thor California
Our Thor California subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Wanderer, Tahoe, Summit, Wave and Jazz primarily in the western United States.
Damon Motor Coach
Damon Motor Coach manufactures and sells gasoline and diesel Class A motor homes under the names Daybreak, Intruder, Challenger, Astoria and Tuscany.
Breckenridge
Breckenridge is the park model division of the Damon Corporation. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.
We believe that our recreation vehicle business is the largest unit and revenue manufacturer in North America based on retail statistics published by Statistical Surveys, Inc. and publicly reported results.
Buses
ElDorado National
ElDorado National, comprised of our ElDorado Kansas and ElDorado California subsidiaries, manufactures and sells buses for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations and other uses.
ElDorado National manufactures and sells buses under trade names such as Aerolite, AeroElite, Aerotech, Escort, MST, Transmark, EZ Rider, and Axess, its new 40 foot bus. ElDorado National’s plants are located in Salina, Kansas and Riverside, California.
Champion Bus
Champion manufactures and sells small and mid-size buses under trade names such as Challenger, CTS, and Crusader.
Goshen Coach
Goshen Coach manufactures and sells small and mid-size buses under trade names such as EuroShuttle, GC II, Pacer, and Sentinal.
We believe that our bus division is the largest unit manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid-Size Bus Manufacturers Association.

Product Line Sales and Segment Information
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall & Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas, and Goshen Coach.
The table below sets forth the contribution of each of the Company’s product lines to net sales in each of the last three fiscal years.

	2005		2004		2003
	Amount	%	Amount	%	Amount	%

Recreation Vehicles:
Towables	$1,742,318	68	$1,433,997	65	$1,126,740	72
Motorized	566,138	22	539,010	25	227,672	14

Total Recreation Vehicles	2,308,456	90	1,973,007	90	1,354,412	86

Buses	249,895	10	214,732	10	216,992	14

Total Net Sales	$2,558,351	100	$2,187,739	100	$1,571,404	100

Additional information concerning business segments is included in Note L of the Notes to the Company’s Consolidated Financial Statements.
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
Park models are recreational dwellings towed to a permanent site such as a lake, woods or park. The maximum size of park models is 400 square feet. They provide comfortable self contained living and are second homes for their owners, according to The Recreational Park Trailer Association.
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
Marketing and Distribution
We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2005, there were approximately 1,477 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management personnel and the many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor’s products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.
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
In our selection of individual dealers, we emphasize the dealer’s financial strength to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 8% of our consolidated net sales of recreation vehicles during fiscal 2005.
Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 10 days thereafter. We generally do not finance dealer purchases. Most dealers are financed on a “floorplan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request and after completion of a credit investigation of the dealer involved. Repurchase agreements provide that for up to 12 months after a unit is financed and in the event of default by the dealer we will repurchase the unit repossessed by the lending institution for the amount then due, which is usually less than 100% of dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the high resale value of the units which we would be required to repurchase. In our experience, losses under repurchase agreements have not been significant and we believe that any future losses under these agreements would not have a material adverse effect on our company.
The losses incurred due to repurchase were approximately $1,865, $642 and $494, in fiscal 2005, 2004 and 2003, respectively.
Joint Ventures
In March 1996, our Company and Cruise America, Inc. formed a 50/50 ownership joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2005 we were contingently liable for repurchase obligations of CAT Joint Venture inventory in the amount of approximately $12,700.
Thor Credit Corporation is a recreation vehicle loan origination services company jointly owned 50/50 by our company and E*Trade Group, Inc., a major financial institution. E*Trade has announced they intend to sell their 50% ownership to GE Consumer Finance. Historically, the majority of these financing arrangements were provided to consumers buying recreation vehicles manufactured by unrelated parties.
Backlogs
As of July 31, 2005, the backlog for towable and motorized recreation vehicle orders was approximately $202,177 and $133,924, respectively, compared to $251,573 and $108,991 respectively, at July 31, 2004. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is quite short.
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
Buses
Overview
Our line of buses are sold under the names ElDorado National, Champion Bus and Goshen Coach. Our line of small and midsize buses consists of airport shuttle buses, intra-urban and inter-urban mass transportation buses, and buses for tourist uses. Our Axess 40 foot bus is designed for transit and airport shuttle uses.
Production
Our bus production facilities in Salina, Kansas; Riverside, California; Imlay City, Michigan; and Goshen, Indiana are designed to provide efficient assembly line manufacturing of our buses. The vehicles are produced according to specific orders which are normally obtained by dealers. In April 2004, we moved out of leased premises in Chino, CA to new owned facilities in Riverside, CA for the production of our current bus models as well as our newly introduced 40 foot bus line.
Some of the chassis, all of the engines and auxiliary units, and some of the seating and other components used in the production of our small and mid-size buses are purchased in finished form. Our Riverside, California, facility assembles chassis for our rear engine buses from industry standard components and assembles these buses directly on the chassis.
The principal raw materials used in the manufacturing of our buses are fiberglass, steel, aluminum, plywood, and plastic. We purchase most of the raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford, Freightliner and General Motors and engines from Cummins, Caterpillar, and John Deere. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.

Marketing and Distribution
We market our small and mid-size buses through a network of 72 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2005, one of our dealers accounted for 16% of the Company’s bus net sales. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.
Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.
Backlog
As of July 31, 2005 the backlog for bus orders was approximately $130,566 compared to $134,414 at July 31, 2004. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in the first seven months of fiscal 2006.
Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.
Warranties
We currently provide purchasers of our buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are separately warranted by suppliers. We provide body structure warranty on buses ranging from 2 years 50,000 miles to 5 years 75,000 miles. The chassis and engines of our small and mid-size buses are warranted for three years or 36,000 miles by their manufacturers. A wholly owned captive insurance company provides coverage for product warranties.
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
Small and Mid-Size Buses
We estimate that we have a 44% market share of the U.S. and Canadian small and mid-size bus market after accounting for the acquisition of Goshen Coach on May 27, 2005. Our competitors offer lines of buses which compete with all of our products. Price, quality, and delivery are the primary competitive factors. As with recreation vehicles, we believe that the quality, design, and price of small and mid-size buses, the warranty coverage and service that we provide, and the loyalty of our customers allow us to compete favorably with similar products of our competitors.
Trademarks and Patents
We have registered United States and Canadian trademarks or licenses covering the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.
Employee Relations
At July 31, 2005, we had approximately 8,215 employees in the United States and 258 employees in Canada. Of these 8,473 employees, 942 are salaried. Citair’s approximately 221 hourly employees are currently represented by certified labor organizations. Our Citair Hensall division contract was ratified on January 13, 2004 and will expire on September 30, 2006. Citair Oliver’s contract was ratified on October 17, 2003 and will expire on October 16, 2008. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.
Information About Foreign and Domestic Operations and Export Sales
Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 1.5% and 9.8% in fiscal 2005, 1.5% and 7.0% in fiscal 2004 and 2.3% and 6.0% in fiscal 2003, respectively of our total net sales to unaffiliated customers.
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

RISK FACTORS
The following risk factors should be considered carefully in addition to the other information contained in this filing. The risks and uncertainties described below are not the only ones we face and represent some of the risks that our management believes are material to our company and our business. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed.
Risks Relating To Our Business
The recreation vehicle and small and mid-size bus industries are highly competitive.
The recreation vehicle and bus industries that we are currently engaged in are highly competitive and we have numerous competitors and potential competitors. Competition in these industries is based upon price, design, value, quality and service. Competitive pressures, especially in the entry-level segment of the recreation vehicle market for travel trailers, have, from time to time, resulted in a reduction of our profit margins. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or small or mid-size buses or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.
Our businesses are cyclical and this can lead to fluctuations in our operating results.
The industries in which we operate are cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results. Consequently, the results for any prior period may not be indicative of results for any future period.
External Factors Affecting Any Business.
Companies within the recreation vehicle and bus industries are subject to volatility in operating results due to external factors such as general economic conditions, including consumer confidence, employment rates, prevailing interest rates, inflation, and other economic conditions affecting consumer attitudes and disposable consumer income generally, demographic changes and political changes. Specific factors affecting the recreation vehicle and bus industries include:
•	overall consumer confidence and the level of discretionary consumer spending;

•	inventory levels; including the level of retail sales by our dealers;

•	general economic conditions;

•	demographics, such as the retirement of “baby boomers”;

•	interest rates;

•	employment trends;

•	the amount of backlog, which may be a predictor of near-term future revenues;

•	fuel availability and prices;

•	the adverse impact of terrorism on consumer spending and travel related activities; and

•	adverse impact on our margins of increases in raw material costs which we are unable to pass on to customers without negatively affecting sales.
A significant portion of our sales of small and mid-size buses are derived from state and local transportation authorities.
Approximately 60% of our bus sales are derived from contracts with state and local transportation authorities, in most cases with partial funding from federal agencies. There can be no assurance that these authorities will not reduce their expenditures for our buses in the future as a result of budgetary constraints or otherwise. A reduction in the purchase of our buses by these authorities could have an adverse effect on our business and results of operations.
Our recreation vehicle business is seasonal, and this leads to fluctuations in sales, production and net income.
We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our businesses. Demand in the recreation vehicle industry generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of shipments from one quarter to another.

Our business is affected by the availability and terms of financing to dealers and retail purchasers.
Our business is affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had an adverse impact upon our business and results of operations in the past and may continue to do so in the future.
Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.
We cannot be certain that historical consumer preferences for our products in general, and recreation vehicles in particular, will remain unchanged. We believe that the introduction of new features, designs and models will be critical to the future success of our recreation vehicle operations. Delays in the introduction of new models, designs or product features, or a lack of market acceptance of new models, designs or product features could have a material adverse effect on our business. For example, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, there can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.
If the frequency and size of product liability and other claims against us rises, our business, results of operations and financial condition may be harmed.
We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death, against us related to personal injury and warranties. We partially self-insure our product liability claims and also purchase product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.
When we introduce new products into the marketplace we may incur expenses that we did not anticipate, which, in turn, can result in reduced earnings.
The introduction of new models of recreation vehicles and buses is critical to our future success. We may incur unexpected expenses, however, when we introduce new models of recreation vehicles and buses. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. The costs resulting from these types of problems could be substantial, and could have a significant adverse effect on our earnings.
Fuel shortages, or continuing high prices for fuel, could have a negative effect on sales of our recreation vehicles.
Gasoline or diesel fuel is required for the operation of recreation vehicles. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and substantial increases in the price of gasoline have had a material adverse effect on the recreation vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.
Our repurchase agreements with floor plan lenders could result in increased costs.
In accordance with customary practice in the recreation vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products and after completion of a credit investigation of the dealer involved, we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, for up to 12 months after a recreation vehicle is financed and in the event of default by the dealer, we will repurchase the recreation vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of dealer’s cost. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreation vehicles in the future, this would increase our costs.
For some of our components, we depend on a small group of suppliers, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.
Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis.

Primarily, this occurs in the case of chassis for our motor homes and buses, where Ford Motor Company and General Motors are the dominant suppliers. The recreation vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreation vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motor home or bus chassis, or if as a group all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely effected. Similarly, shortages, production delays or work stoppages by the employees of Ford Motor Company, General Motors or other chassis suppliers could have a material adverse effect on our sales. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either our company or the chassis supplier. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.
Our business is subject to numerous federal, state and local regulations.
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act, or NTMVSA, and the safety standards for recreation vehicles and components which have been promulgated under the NTMVSA by the Department of Transportation. The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our company.
We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws”. Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including buses and motor homes, that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations. Failure to comply with any of the foregoing laws or regulations could have an adverse impact on our business.
Risks Relating To Our Company.
Provisions in our charter documents and of Delaware law may make it difficult for a third party to acquire our company and could depress the price of our common stock.
Our Restated Certificate of Incorporation contains certain supermajority voting provisions that could delay, defer or prevent a change in control of our company. These provisions could also make it more difficult for you and other stockholders to elect directors, amend our Restated Certificate of Incorporation and take other corporate actions.
We are also subject to certain provisions of the Delaware General Corporation Law that could delay, deter or prevent us from entering into an acquisition, including provisions which prohibit a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock and may deprive you of an opportunity to sell your shares at a premium over prevailing prices.
We will continue to be effectively controlled by one of our shareholders.
Wade F. B. Thompson, our President and Chief Executive Officer and Chairman of our board of directors, owns directly or indirectly voting control over an aggregate of 16,678,020 shares of our common stock, representing 29.4% of our issued and outstanding voting stock. As a result, Mr. Thompson will be able to significantly influence most matters requiring approval by our shareholders, including the election of board members and the approval of mergers or other business combination transactions.
ITEM 2. PROPERTIES
We own or lease approximately 5,411,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities, together with facilities planned for fiscal 2006, are adequate for our current and foreseeable purposes and that we would be able to obtain replacement for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our facilities as of July 31, 2005.

			Approximate
			Building
		No. of	Area
Location	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Hensall, Ontario, Canada (Citair)	Owned	1	97,000
Oliver, B.C., Canada (Citair)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	2	110,000
Goshen, IN (Dutchmen)	Owned	12	513,000
Syracuse, IN (Aero)	Owned	3	114,000
Syracuse, IN (Aero) (1)	Leased	1	49,000
Bristol, IN (Dutchmen) (2)	Leased	1	40,000
Elkhart, IN (Four Winds)	Owned	9	707,000
Elkhart, IN (Four Winds) (3)	Leased	1	37,000
Elkhart, IN (Damon)	Owned	5	210,000
Elkhart, IN (Damon) (4)	Leased	5	61,000
Napanee, IN (Breckenridge)	Owned	2	144,000
Topeka, IN (CrossRoads)	Owned	3	141,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (Thor California) (5)	Leased	3	166,000
Moreno Valley, CA (Thor California) (6)	Leased	1	49,000
Moreno Valley, CA (Thor California)	Owned	1	63,000
Goshen, IN (Keystone) (7)	Leased	12	535,000
Goshen, IN (Keystone)	Owned	11	877,000
Pendleton, OR (Keystone)	Owned	1	146,000
Pendleton, OR (Keystone) (8)	Leased	1	63,000

Buses:
Salina, KS (ElDorado Kansas)	Owned	2	252,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus)	Owned	5	201,000
Elkhart, IN (Goshen Coach) (9)	Leased	4	148,000

Total		98	5,411,000

(1)	This location is occupied under a net lease which expires in 2010 with option to purchase.

(2)	This location is occupied under net lease which expires in 2008.

(3)	This location is occupied under a net lease which expires in April 2006 with an option to extend for one year.

(4)	These locations are occupied under net leases expiring at various times starting in 2005 thru 2013.

(5)	This location is occupied under a net lease which expires in 2008.

(6)	This location is occupied under a net lease which expires October 2010.

(7)	These locations are occupied under net leases, expiring at various periods starting in December 2005. Leases have extensions and or options to purchase.

(8)	This location is occupied under a net lease expiring in November 2011 with an option to renew for 7 years.

(9)	These locations are occupied under net leases expiring in October 2005.
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

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low

First Quarter	$31.40	$24.16	$32.30	$20.79
Second Quarter	37.99	27.55	33.28	26.34
Third Quarter	36.76	26.27	34.67	22.00
Fourth Quarter	36.52	27.00	33.97	25.40
(b) Holders
As of September 30, 2005, the number of holders of record of the Company’s common stock was 174.
(c) Dividends
We paid quarterly dividends of $.03 per share in each of the four quarters of fiscal 2005 and declared a special $.25 per share dividend as well as $.05 per share dividend for the first quarter of fiscal 2006 in the fourth quarter of fiscal 2005. These dividends have been accrued for on the consolidated balance sheet in the line item captioned dividends payable. We paid quarterly dividends of $.015 per share in each of the first two quarters of fiscal 2004 and $.03 per share in the third and fourth quarters of fiscal 2004. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the Board of Directors may deem relevant.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of July 31, 2005 about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under all the Company’s existing equity compensation plans, including the Thor Industries, Inc. 1999 Stock Option Plan and the Thor Industries, Inc. Restricted Stock Plan.
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	700,708	$19.60	669,336
Equity compensation plans not approved by security holders	0	NA	393,813

Total	700,708	$19.60	1,063,149

(e) Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of Shares	(or Approximate Dollar Value)
	(a) Total Number	(b) Average	(or Units) Purchased as	of Shares (or Units) that
	of Shares (or units)	Price Paid Per	Part of Publicly Announced	May Yet Be Purchased
Period	Purchased	Share (or Unit)	Plans or Programs (1)	Under the Plans or Programs
May 2005	—	—	—	1,132,800
June 2005	—	—	—	1,132,800
July 2005	—	—	—	1,132,800

(1) On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. At July 31, 2005, 1,132,800 shares of common stock remained authorized for repurchase under the repurchase program.
(1) ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended July 31,
	2005	2004	2003	2002	2001

Income statement data:
Net sales (2) (3)	$2,558,351	$2,187,739	$1,571,404	$1,245,300	$821,728
Net income (2) (3)	121,767	106,085	78,631	51,182	26,722
Earnings per common share (1) (2) (3)
Basic	2.15	1.85	1.38	.94	.56
Diluted	2.13	1.84	1.37	.94	.56
Dividends declared per common share (1)	.42	.09	.025	.02	.02
Balance sheet data:
Total assets (2) (3)	$857,879	$762,587	$608,941	$497,503	$309,067

(1)	Per share amounts were adjusted for the two-for-one stock split in January 2004 and July 2002.

(2)	Selected financial data for 2005 and 2004 include the results of Damon Corporation, which was acquired on September 2, 2003. Selected financial data for 2005, 2004, 2003 and 2002 include the results of Keystone RV Company, which was acquired on November 9, 2001.

(3)	Selected financial data for 2005 includes the results of CrossRoads RV, which was acquired on November 1, 2004, and Goshen Coach, Inc. which was acquired on May 27, 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and small and midsize buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), with the acquisition of CrossRoads RV, gives us an approximate 31% market share. In the motorized segment of the industry we have an approximate 13% market share. Our market share in small and mid-size buses is approximately 44%. We have recently entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business by improving our facilities, product innovation, opportunistic acquisitions and manufacturing quality products. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize our plant facilities and have expended approximately $48,000 for that purpose in fiscal 2005.

Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon profitability of the unit which they manage. Our corporate staff provides financial management, centralized purchasing services, insurance, legal and human resources, risk management, and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing. We have a joint venture, Thor Credit, operated by E*Trade, which provides retail credit to ultimate purchasers of any recreation vehicle purchased from a Thor dealer. This retail credit on recreation vehicles is not limited to Thor products only.
For management and reporting purposes, we segment our business into towable recreation vehicles, motorized recreation vehicles and buses.
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow five times as fast as the expected growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life, so many of the buses we sold in 1999 and 2000 will need to be replaced.
Fuel price fluctuations have not historically influenced our sales materially and we do not anticipate that modest increases in interest rates will have a significant negative effect on such sales.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins if we were unable to raise prices for our products by corresponding amounts without negatively affecting sales.
Fiscal 2005 vs. Fiscal 2004

			Change
NET SALES	Fiscal 2005	Fiscal 2004	Amount	%
Recreation Vehicles
Towables	$1,742,318	$1,433,997	$308,321	21.5
Motorized	566,138	539,010	27,128	5.0

Total Recreation Vehicles	2,308,456	1,973,007	335,449	17.0
Buses	249,895	214,732	35,163	16.4

Total	$2,558,351	$2,187,739	$370,612	16.9

# OF UNITS
Recreation Vehicles
Towables	88,471	78,644	9,827	12.5
Motorized	8,158	8,364	(206)	(2.5)

Total Recreation Vehicles	96,629	87,008	9,621	11.1
Buses	4,372	3,826	546	14.3

Total	101,001	90,834	10,167	11.2

		% of		% of
		Segment		Segment
GROSS PROFIT		Net Sales		Net Sales
Recreation Vehicles
Towables	$265,503	15.2	$227,199	15.8	$38,304	16.9
Motorized	52,993	9.4	53,190	9.9	(197)	(.4)

Total Recreation Vehicles	318,496	13.8	280,389	14.2	38,107	13.6
Buses	21,270	8.5	20,148	9.4	1,122	5.6

Total	$339,766	13.3	$300,537	13.7	$39,229	13.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$98,235	5.6	$81,665	5.7	$16,570	20.3
Motorized	28,314	5.0	25,065	4.7	3,249	13.0

Total Recreation Vehicles	126,549	5.5	106,730	5.4	19,819	18.6
Buses	13,463	5.4	11,132	5.2	2,331	20.9
Corporate	12,487	—	19,799	—	(7,312)	(36.9)

Total	$152,499	6.0	$137,661	6.3	$14,838	10.8

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$168,574	9.7	$144,908	10.1	$23,666	16.3
Motorized	24,607	4.3	28,064	5.2	(3,457)	(12.3)

Total Recreation Vehicles	193,181	8.4	172,972	8.8	20,209	11.7
Buses	7,492	3.0	9,577	4.5	(2,085)	(21.8)
Corporate	(7,063)	—	(14,329)	—	7,266	50.7

Total	$193,610	7.6	$168,220	7.7	$25,390	15.1

CONSOLIDATED
Net sales and gross profit for fiscal 2005 were up 16.9% and 13.1% respectively compared to fiscal 2004. Income before income taxes for fiscal 2005 was up 15.1% compared to 2004. Selling, general and administrative expenses for fiscal 2005 increased 10.8% compared to fiscal 2004. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $12,487 for fiscal 2005 compared to $19,799 in fiscal 2004. This $7,312 reduction is primarily the result of lower legal costs and insurance claims in fiscal 2005 of approximately $9,861 offset by increased costs of Sarbanes-Oxley compliance of approximately $1,989.
Other income for fiscal 2005 increased due primarily to a $2,037 gain on the sale of our Thor America property.
Net sales and income before income taxes for fiscal 2005 included net sales and income before income taxes of $74,165 and $7,526 respectively, for CrossRoads RV acquired November 1, 2004 and net sales and loss before income taxes of $4,776 and $248 respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for fiscal 2005 was 37.1% compared to 36.9% for fiscal 2004.

Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from	Average Price
	Acquisitions	Per Unit	Units	Net Change
Recreation Vehicles
Towables	5.2%	8.8%	7.5%	21.5%
Motorized	—	7.5%	(2.5)%	5.0%
TOWABLE RECREATION VEHICLES
The increase in towables net sales resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of CrossRoads RV. The increase in units sold of approximately 12.5% would be a 7.5% increase excluding CrossRoads. The overall industry increase in towables on a comparable basis was 7.3%. Increases in the average price per unit resulted from the combination of price increases and product mix.
Towables gross profit percentage decreased to 15.2% of net sales for fiscal 2005 from 15.8% of net sales for fiscal 2004. The primary factor for the reduced gross margin in 2005 was a $9.3 million decline in gross margin at our Thor California operation. Selling, general and administrative expenses were 5.6% of net sales for fiscal 2005 and 5.7% for fiscal 2004.
Towables income before income taxes decreased to 9.7% of net sales for fiscal 2005 from 10.1% of net sales for fiscal 2004. The primary factors for this reduction were reductions in gross margin as mentioned earlier.
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales resulted primarily from an increase in average prices per unit. The decrease in units sold of approximately 2.5% outperformed the overall market decrease in motorhomes of 7.2%. Increases in the average price per unit resulted from the combination of price increases and product mix.
Motorized gross profit percentage decreased to 9.4% of net sales from 9.9% of net sales for fiscal 2004. The primary factor for the reduced gross margin in 2005 was lower unit sales. Selling, general and administrative expense increased to 5.0% of net sales for fiscal 2005 from 4.7% of net sales for fiscal 2004.
Motorized income before income taxes decreased to 4.3% of net sales for fiscal 2005 from 5.2% of net sales for fiscal 2004. The reduction was due primarily to lower gross margins on individual unit sales and higher selling general and administrative costs.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from Acquisition	Average Price Per Unit	Units	Net Change
Buses	2.2%	4.3%	9.9%	16.4%
The increase in buses net sales resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of Goshen Coach. The increase in units sold of approximately 14.3% would have been 9.9% excluding Goshen Coach. The unit sales increases are indicative of an expected replacement cycle on our buses the majority of which have a 5 year useful life. In addition, replacement of many older buses was delayed due to decline in the travel industry subsequent to the 9/11 terrorist attacks.
Buses gross profit percentage decreased to 8.5% of net sales for fiscal 2005 from 9.4% of net sales for fiscal 2004 due to continuing discounts offered to achieve bus contracts in a very competitive market place. Selling, general and administrative expenses were 5.4% of net sales for fiscal 2005 and 5.2% for fiscal 2004.
Buses income before income taxes decreased to 3.0% of net sales for fiscal 2005 from 4.5% for fiscal 2004. The primary reason for the decrease is due to reduced gross margins as explained above.

ORDER BACKLOG

	As of		As of
	July 31, 2005		July 31, 2004		Change Amount	%
Recreation Vehicles
Towables	$202,177		$251,573		$(49,396)	(19.6)
Motorized	133,924		108,991		24,933	22.9

Total Recreation Vehicles	336,101		360,564		(24,463)	(6.8)
Buses	130,566		134,414		(3,848)	(2.9)

Total	$466,667		$494,978		$(28,311)	(5.7)

Fiscal 2004 vs. Fiscal 2003
	Fiscal 2004		Fiscal 2003		Change Amount	%
NET SALES
Recreation Vehicles
Towables	$1,433,997		$1,126,740		$307,257	27.3
Motorized	539,010		227,672		311,338	136.7

Total Recreation Vehicles	1,973,007		1,354,412		618,595	45.7
Buses	214,732		216,992		(2,260)	(1.0)

Total	$2,187,739		$1,571,404		$616,335	39.2

# OF UNITS
Recreation Vehicles
Towables	78,644		67,541		11,103	16.4
Motorized	8,364		4,270		4,094	95.9

Total Recreation Vehicles	87,008		71,811		15,197	21.2
Buses	3,826		3,958		(132)	(3.3)

Total	90,834		75,769		15,065	19.9

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT
Recreation Vehicles
Towables	$227,199	15.8	$176,899	15.7	$50,300	28.4
Motorized	53,190	9.9	22,058	9.7	31,132	141.1

Total Recreation Vehicles	280,389	14.2	198,957	14.7	81,432	40.9
Buses	20,148	9.4	23,310	10.7	(3,162)	(13.6)

Total	$300,537	13.7	$222,267	14.1	$78,270	35.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$81,665	5.7	$65,686	5.8	$15,979	24.3
Motorized	25,065	4.7	9,980	4.4	15,085	151.2

Total Recreation Vehicles	106,730	5.4	75,666	5.6	31,064	41.1
Buses	11,132	5.2	11,097	5.1	35	.3
Corporate	19,799	—	10,418	—	9,381	90.0

Total	$137,661	6.3	$97,181	6.2	$40,480	41.7

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$144,908	10.1	$110,713	9.8	$34,195	30.9
Motorized	28,064	5.2	12,016	5.3	16,048	133.6

Total Recreation Vehicles	172,972	8.8	122,729	9.1	50,243	40.9
Buses	9,577	4.5	12,306	5.7	(2,729)	(22.2)
Corporate	(14,329)	—	(8,791)	—	(5,538)	63.2

Total	$168,220	7.7	$126,244	8.0	$41,976	33.2

CONSOLIDATED
Net sales, gross profit and income before income taxes for fiscal 2004 were up 39.2%, 35.2% and 33.2% respectively compared to fiscal 2003. Selling, general and administrative expenses for fiscal 2004 increased 41.7% compared to fiscal 2003. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $19,799 for fiscal 2004 compared to $10,418 for fiscal 2003. This $9,381 increase is primarily the result of higher legal costs and insurance claims in fiscal 2004 of $8,567.
Other income for fiscal 2004, increased by $950 due primarily to a gain on the sale of excess land at our ElDorado Kansas facility for approximately $222 and increased profits of Thor Credit and CAT Joint Venture for recreation vehicles retail financing and rentals respectively.
Net sales and income before income taxes for fiscal 2004 included net sales and income before income taxes of $210,106 and $10,929 respectively, for Damon Corporation acquired September 2, 2003. The overall effective tax rate for fiscal 2004 was 36.9% compared to 37.7% for fiscal 2003. The primary reason for the lower effective tax rate for fiscal 2004 is lower state tax rates and increased extra-territorial income tax exclusion on related foreign sales increases.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from	Average Price
	Acquisitions	Per Unit	Units	Net Change
Recreation Vehicles
Towables	—	10.8%	16.5%	27.3%
Motorized	92.3%	(1.6)%	46.0%	136.7%
TOWABLE RECREATION VEHICLES
The increase in towables net sales resulted from a combination of an increase in both average price per unit and unit shipments. The increase in units sold was 16.4%. The overall industry increase in towables on a comparable basis was 15.6%. Increases in the average price per unit resulted from the combination of price increases and product mix.
Towables gross profit percentage increased to 15.8% of net sales for fiscal 2004 from 15.7% of net sales for fiscal 2003. Selling, general and administrative expenses decreased to 5.7% of net sales for fiscal 2004 from 5.8% for fiscal 2003.
Towables income before income taxes increased to 10.1% of net sales for fiscal 2004 from 9.8% for fiscal 2003.
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales resulted from an increase in unit sales and our acquisition of Damon Corporation. Decreases in the average price per unit resulted from product mix.
The increase in units sold of approximately 95.9% would have been a 46% increase excluding Damon Corporation. The overall industry increase in motorized on a comparable basis was 17.6%.
Motorized gross profit percentage increased to 9.9% of net sales from 9.7% of net sales for fiscal 2003. The primary factor for the increased gross margin in 2004 was higher unit sales. Selling, general and administrative expenses increased to 4.7% of net sales for fiscal 2004 from 4.4% of net sales for fiscal 2003.
Motorized income before income taxes decreased to 5.2% of net sales for fiscal 2004 compared to 5.3% of net sales for fiscal 2003.

BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact From Internal Growth
	Impact from Acquisitions	Average Price Per Unit	Units	Net Change
Buses	—	2.3%	(3.3)%	(1.0)%
The decrease in buses net sales resulted from a decrease in unit sales. Increases in average price per unit resulted from product mix.
Buses gross profit percentage decreased to 9.4% for fiscal 2004 from 10.7% for fiscal 2003 due to discounts offered to achieve bus contracts in a very competitive market place. Selling general and administrative expenses increased to 5.2% of net sales in fiscal 2004 compared to 5.1% for 2003.
Buses income before income taxes decreased to 4.5% of net sales for fiscal 2004 from 5.7% for fiscal 2003. The primary reason for the decrease is due to reduced sales.
ORDER BACKLOG

	As of	As of	Change
	July 31, 2004	July 31, 2003	Amount	%
Recreation Vehicles
Towables	$251,573	$141,025	$110,548	78.4
Motorized	108,991	60,087	48,904	81.4

Total Recreation Vehicles	360,564	201,112	159,452	79.3
Buses	134,414	108,256	26,158	24.2

Total	$494,978	$309,368	$185,610	60.0

Financial Condition and Liquidity
As of July 31, 2005, we had $208,815 in cash, cash equivalents and short-term investments, compared to $199,166 on July 31, 2004. We classify our debt and equity securities as trading securities. The former are carried on our consolidated balance sheets as “Cash and cash equivalents” or “Investments — short term”.
Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes, auction rate securities and corporate bonds, are generally bought and held for sale in the near term. Securities are carried at fair market value. Unrealized gains and losses on trading securities are included in earnings. Realized gains and losses from the sale of available-for-sale and trading securities are included in earnings.
Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the interest rates will have a significant impact on our financial position or results of future operations.
Working capital at July 31, 2005 was $275,228 compared to $256,198 on July 31, 2004. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2005. There were no borrowings on this line of credit during the year ended July 31, 2005. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $47,670 for fiscal year ended July 31, 2005 were primarily for planned purchases of leased buildings of approximately $10,500 and planned capacity expansions and replacement of machinery and equipment of approximately $37,170.
The Company anticipates capital expenditures in fiscal 2006 of approximately $46,000. These expenditures will be made primarily for planned capacity expansions and for replacement of machinery and equipment to be used in the ordinary course of business and expansions primarily in our recreation vehicle segment.

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
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a trust and are estimated using historical claims’ experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $10,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.
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

Principal Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments at July 31, 2005 are summarized in the following charts.

Contractual	Payments Due By Period
Obligations	Total	Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	After 5 Years
Operating leases	$13,409	$3,622	$5,096	$2,973	$1,718

Total contractual cash obligations	$13,409	$3,622	$5,096	$2,973	$1,718

Other	Total	Amount of Commitment Expiration Per Period
Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$30,000	$30,000	$—	$—	$—
Guarantees	$3,025	$3,025	$—	$—	$—
Standby repurchase obligations	$673,066	$673,066	$—	$—	$—
Other commercial commitments	$—	$—	$—	$—	$—

Total commercial commitments	$706,091	$706,091	$—	$—	$—

Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on August 1, 2005 and it did not have a material impact on the Company’s financial position or results of operation.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. The Company adopted this standard August 1, 2005 and elected the modified- prospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Invested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Adoption of the standard is currently expected to reduce fiscal 2006 earnings by an amount consistent with the reductions shown in recent pro-forma disclosures provided under the provisions of SFAS 123.
In December 2004, the FASB issued FASB No. 153, Exchange of Nonmonetary Assets (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchanges has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 August 1, 2005 and it did not have a material impact on the Company’s financial position, results of operations, or cash flow.
In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statement of voluntary changes in accounting principle and changes required by the accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.
In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 addresses the recognition of legal obligations associated with the retirement of long-lived assets when the timing and (or) method of settlement are conditional on a future event. It requires that the fair value of such obligations, if they can be reasonably estimated, must be recognized when incurred. FIN 47 is effective for the fiscal year ending July 31, 2006.
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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA (UNAUDITED) — SEE ITEM 15
Quarterly Financial Data

	October 31	January 31	April 30	July 31

Fiscal 2005
Net sales	$632,726	$537,041	$728,693	$659,891
Gross profit	90,774	67,832	94,035	87,125
Net income	35,073	20,638	32,950	33,106
Earnings per common share
Basic	.61	.36	.58	.59
Diluted	.61	.36	.58	.58
Dividends declared per common share	.03	.03	.03	.33
Market prices per common share
High	$31.40	$37.99	$36.76	$36.52
Low	$24.16	$27.55	$26.2	$27.00

	October 31	January 31	April 30	July 31

Fiscal 2004
Net sales	$490,427	$426,479	$645,690	$625,143
Gross profit	66,209	53,335	90,121	90,872
Net income (2)	23,704	17,520	32,783	32,078
Earnings per common share (1)
Basic	.42	.30	.57	.56
Diluted	.41	.30	.57	.56
Dividends declared per common share (1)	.015	.015	.03	.03
Market prices per common share (1)
High	$32.30	$33.28	$34.67	$33.97
Low	$20.79	$26.34	$22.00	$25.40

(1)	Per share amounts and market prices per common share were adjusted for the two-for-one stock split in January of 2004.

(2)	Net income in the fourth quarter of fiscal 2004 was decreased by approximately $4,102 for charges relating to product and property liability insurance, net of tax benefit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2005. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report included herein.
There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.
In connection with the evaluation of internal control over financial reporting described above, no changes in the Company’s internal control over financial reporting were indentified that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10k, including the consolidated financial statements covered by the Report of the Independent Registered Public Accounting Firm. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on our best estimates and judgements.
We maintain a system of internal controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, assets are properly safeguarded and accounted for, and records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, financial reviews and a comprehensive program of periodic audits by the internal auditors. We have also instituted policies and guidelines which require employees to maintain a high level of ethical standards.
In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management, the internal auditors and the independent registered public accounting firm to review internal accounting controls, audit results and accounting principles and practices and annually recommends to the Board of Directors the selection of the independent registered public accounting firm.
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2005. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

(Signed)	/S/ Wade F.B. Thompson
Wade F.B. Thompson
Chairman, President, and Chief Executive Officer

Date October 14, 2005

(Signed)	/S/ Walter L. Bennett
Walter L. Bennett
Executive Vice President and Chief Financial Officer

Date October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Thor Industries, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Thor Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2005 of the Company and our report dated October 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Dayton, Ohio
October 14, 2005

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors and Executive Officers of the Registrant is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the definitive Proxy Statement, dated on or about October 28, 2005, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION; DIRECTOR COMPENSATION; RESTRICTED STOCK PLAN; SELECT EXECUTIVE INCENTIVE PLAN; PERFORMANCE GRAPH; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; and COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the definitive Proxy Statement, dated on or about October 28, 2005, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required in response to this Item is contained under the caption SECURITY OWNERSHIP OF MANAGEMENT AND OWNERSHIP OF COMMON STOCK FOR PRINCIPAL SHAREHOLDERS, in the definitive Proxy Statement, dated on or about October 28, 2005, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 28, 2005, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in response to this Item is contained under the caption INDEPENDENT AUDITORS FEES in the definitive Proxy Statement, dated on or about October 28, 2005, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K
(a) (2) Financial statement schedule as of July 31, 2005 and for each of the three years in the Period Ended July 31:

Schedule II—Valuation and Qualifying Accounts	50
All other schedules have been omitted as not required or not applicable under the instructions.
(b) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)*

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004)*

3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)*

4.1	Form of Common Stock Certificate, (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)*

10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)*

10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)*

10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000)*

14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)*

21.1	Subsidiaries of the Company**

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/S/ Wade F.B. Thompson
Wade F. B. Thompson
Chairman, President, and Chief Executive Officer

Date October 14, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Peter B . Orthwein	(Signed)	/S/ Walter L. Bennett

Peter B . Orthwein			Walter L. Bennett
Vice Chairman, Treasurer			Chief Financial Officer
(Director)			(Principal Financial Officer & Principal
Accounting Officer)

Date October 14, 2005		Date October 14, 2005

(Signed)	/S/ Wade F. B. Thompson	(Signed)	/S/ Alan Siegel

Wade F.B.Thompson			Alan Siegel
Chairman, President, and Chief Executive Officer			Director
(Principal Executive Officer and Director)

Date October 14, 2005		Date October 14, 2005

(Signed)	/S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

William C. Tomson			Neil D. Chrisman
Director			Director

Date October 14, 2005		Date October 14, 2005

(Signed)	/S/ H. Coleman Davis	(Signed)	/S/ Jan H. Suwinski

H. Coleman Davis			Jan H. Suwinski
Director			Director

Date October 14, 2005		Date October 14, 2005

(Signed)	/S/ Geoffrey A. Thompson
Geoffrey A. Thompson
Director

Date October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Thor Industries, Inc.
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule listed in the Index of Item I5(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dayton, Ohio
October 14, 2005

Consolidated Balance Sheets, July 31, 2005 and 2004
(amounts in thousands except share data)

	2005	2004

Assets

Current assets:

Cash and cash equivalents	$163,596	$136,120

Investments-short term (Note A)	45,219	63,046

Accounts receivable:

Trade, less allowance for doubtful accounts— $506 in 2005 and $558 in 2004	140,927	132,616

Other	5,409	4,305

Inventories (Note D)	161,770	147,588

Deferred income taxes and other (Note F)	7,119	14,291

Total current assets	524,040	497,966

Property, plant and equipment:

Land	21,339	17,263

Buildings and improvements	109,443	74,437

Machinery and equipment	49,259	40,046

Total cost	180,041	131,746

Less accumulated depreciation	40,252	32,983

Net property, plant and equipment	139,789	98,763

Investments:

Joint ventures (Note K)	2,800	2,514

Total investments	2,800	2,514

Other assets:

Goodwill (Note C)	165,662	140,857

Noncompete agreements (Note C)	3,790	3,581

Trademarks (Note C)	13,900	12,270

Other	7,898	6,636

Total other assets	191,250	163,344

Total	$857,879	$762,587

See notes to consolidated financial statements.

	2005	2004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,056	$125,574
Accrued liabilities:
Compensation and related items	28,519	25,713
Product warranties (Note M)	55,118	45,829
Taxes	8,351	20,891
Promotions and rebates	7,362	8,915
Product/property liability and related	7,913	11,056
Dividends payable (Note J)	17,000	—
Other	6,493	3,791

Total current liabilities	248,812	241,769

Deferred income taxes and other liabilities (Note F)	11,680	9,214

Contingent liabilities and commitments (Note I)	—	—
Stockholders’ equity (Note J):
Preferred stock — authorized 1,000,000 shares; none outstanding	—	—
Common stock — par value of $. 10 a share; authorized, 250,000,000 shares; issued 56,933,483 shares at July 31, 2005 and 57,146,160 shares at July 31, 2004	5,693	5,715
Additional paid-in capital	82,652	81,019
Retained earnings	515,877	425,934
Less restricted stock plan	747	1,128
Accumulated other comprehensive income	943	64

Less treasury shares of 256,000 in 2005, at cost	7,031	—

Total stockholders’ equity	597,387	511,604

Total	$857,879	$762,587

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2005, 2004 and 2003

(amounts in thousands except per share data)

	2005	2004	2003

Net sales	$2,558,351	$2,187,739	$1,571,404
Cost of products sold	2,218,585	1,887,202	1,349,137

Gross profit	339,766	300,537	222,267
Selling, general and administrative expenses	152,499	137,661	97,181
Amortization of intangibles	967	799	715
Impairment of equity securities (Note A)	—	—	(1,580)
Gain on sale of equity securities	—	1,802	—
Interest income	3,155	1,789	2,085
Interest expense	(580)	(156)	(390)
Other income	4,735	2,708	1,758

Income before income taxes	193,610	168,220	126,244
Income taxes (Note F)	71,843	62,135	47,613

Net income	$121,767	$106,085	$78,631

Earnings per common share (Note A)
Basic	$2.15	$1.85	$1.38
Diluted	$2.13	$1.84	$1.37
See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2005, 2004 and 2003

(amounts in thousands except share and per share data)

					Additional	Restricted	Accumulated Other		Compre-
	Treasury Stock		Common Stock		Paid-In	Stock	Comprehensive	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Plan	Income (Loss)	Earnings	Income

July 31,2002	7,633,748	$(29,599)	64,599,676	6,460	$86,711	$(531)	$(1,456)	$273,033

Net income	—	—	—	—	—	—	—	78,631	$78,631
Shares retired	(7,633,748)	29,599	(7,633,748)	(763)	(10,247)	—	—	(18,588)	—
Stock option activity	—	—	174,662	18	1,184	—	—	—	—
Restricted stock activity	—	—	54,700	5	1,117	(909)	—	—	—
Cash dividends — $.025 per common share	—	—	—	—	—	—	—	(1,428)	—
Unrealized appreciation on investments	—	—	—	—	—	—	358	—	358
Foreign currency translation adjustment	—	—	—	—	—	—	957	—	957
Compensation expense	—	—	—	—	—	271	—	—	—

July 31, 2003	—	—	57,195,290	5,720	78,765	(1,169)	(141)	331,648	$79,946

Net income	—	—	—	—	—	—	—	106,085	$106,085
Shares purchased	288,000	(7,078)	—	—	—	—	—	—	—
Shares retired	(288,000)	7,078	(288,000)	(29)	(403)	—	—	(6,647)	—
Stock option activity	—	—	227,370	23	2,348	—	—	—	—
Restricted stock activity	—	—	11,500	1	309	(310)	—	—	—
Cash dividends — $.09 per common share	—	—	—	—	—	—	—	(5,152)	—
Unrealized appreciation on investments	—	—	—	—	—	—	(358)	—	(358)
Foreign currency translation adjustment	—	—	—	—	—	—	563	—	563
Compensation expense	—	—	—	—	—	351	—	—	—

July 31, 2004	—	—	57,146,160	5,715	81,019	(1,128)	64	425,934	$106,290

Net income	—	—	—	—	—	—	—	121,767	$121,767
Shares purchased	579,200	(15,521)	—	—	—	—	—	—	—
Shares retired	(323,200)	8,490	(323,200)	(32)	(458)	—	—	(8,000)	—
Stock option activity	—	—	110,636	10	2,094	—	—	—	—
Restricted stock activity	—	—	(113)	—	(3)	3	—	—	—
Cash dividends — $.42 per common share	—	—	—	—	—	—	—	(23,824)	—
Foreign currency translation adjustment	—	—	—	—	—	—	879	—	879
Compensation expense	—	—	—	—	—	378	—	—	—

July 31, 2005	256,000	$(7,031)	56,933,483	$5,693	$82,652	$(747)	$943	$515,877	$122,646

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2005, 2004 and 2003

(amounts in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$121,767	$106,085	$78,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,808	7,656	5,671
Amortization of intangibles	967	799	715
Deferred income taxes	6,831	101	(7,130)
Impairment of equity securities	—	—	1,580
(Gain) on sale of equity securities	—	(1,802)	—
(Gain) loss on disposition of property, plant and equipment	(2,164)	(200)	59
Loss on sale of trading investments	1,369	1,298	330
Unrealized (gain) loss on trading investments	(233)	98	(122)
Changes in assets and liabilities, net of effects from acquisitions and divestments:
Purchase of trading investments	(221,223)	(122,909)	(74,563)
Proceeds from sale of trading investments	237,914	102,688	38,867
Accounts receivable	(6,151)	(22,107)	(22,053)
Inventories	(5,860)	(23,946)	(1,987)
Deferred taxes and other	(1,145)	3,262	(7,269)
Accounts payable	(9,354)	9,145	13,525
Accrued liabilities	(1,624)	20,924	17,964
Other	441	2,124	1,452

Net cash provided by operating activities	131,343	83,216	45,670

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,670)	(26,940)	(27,265)
Proceeds from disposition of property plant and equipment	3,054	292	25
Proceeds from sale of available-for-sale investments	—	—	24
Acquisitions — net of cash acquired	(38,113)	(29,619)	—

Net cash (used in) investing activities	(82,729)	(56,267)	(27,216)

Cash flows from financing activities:
Cash dividends	(6,824)	(5,152)	(1,428)
Purchase of common stock for retirement	(15,521)	(7,078)	—
Retirement of acquired debt	(1,001)	(12,973)	—
Proceeds from issuance of common stock	1,329	1,687	948

Net cash (used in) financing activities	(22,017)	(23,516)	(480)

Effect of exchange rate changes on cash	879	563	957

Net increase in cash and cash equivalents	27,476	3,996	18,931
Cash and cash equivalents, beginning of year	136,120	132,124	113,193

Cash and cash equivalents, end of year	$163,596	$136,120	$132,124

Supplemental cash flow information:
Income taxes paid	$76,665	$62,431	$48,154
Interest paid	$580	$156	$390
Non-cash transactions:
Issuance of restricted stock	$—	$310	$909
Retirement of treasury shares	$8,490	$7,078	$29,599
Dividends payable	$17,000	$—	$—
Deferred taxes	$775	$—	$—
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Years Ended July 31, 2005, 2004 and 2003

(All amounts presented in thousands except share and per share data)
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the “Company”). All inter-company balances and transactions are eliminated upon consolidation.
Cash and Cash Equivalents— Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $104,064 are held by a major financial institution. The remaining $104,751 is held at various other financial institutions.
Investments — The Company classifies its debt and equity securities as trading. Trading securities are bough and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Dividend and interest income are recognized when earned.
The Company holds certain corporate debt securities that are classified as trading securities and reported a Investments — short term. Included in other income are net realized losses on trading securities of $1,369 in fiscal 2005, $1,298 in fiscal 2004 and $330 in fiscal 2003.
During the second quarter of fiscal 2004, the Company decided to begin actively trading the equity securities it held previously classified as available-for-sale securities. These securities are classified as trading and the balance in investments available-for-sale was reclassed to Investments — short term. Additionally, the balance in unrealized gain/loss on available-for-sale securities which was previously included in accumulated other comprehensive income (loss) was reclassified and recorded in the statement of consolidated income caption “Gain on sale of equity securities”.
The Company recorded an impairment charge of $1,580 in the first quarter of 2003 relating to its investment in an equity investment as it was determined that the decline in market value of the investment was deemed to be other than temporary. This impairment charge is included in the consolidated statement of income caption “Impairment of Equity Securities”.
Fair Value of Financial Investments — the carrying amount of cash equivalents, investments, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.
Inventories — Inventories are stated at the lower of cost or market, determined principally by the last-in, first-out (LIFO) basis.
Depreciation — Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:
Buildings and improvements — 10 to 39 years
Machinery and equipment — 3 to 10 years
Other Assets — Other assets consist of goodwill, trademarks, and non-compete agreements. Non-compete agreements are amortized using the straight-line method over 5 to 10 years. Goodwill and trademarks are not amortized but are tested at least annually for impairment. Trademarks are not amortized because they have indefinite useful lives.
Long-lived Assets — Long-lived assets and identifiable intangibles that are amortized are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
Product Warranties — Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Revenue Recognition — Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors, or contract buyers in accordance with shipping terms, which are FOB shipping point.
Dealer Volume Rebates and Sales Incentives —Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the latter of the time products are sold or the date the rebate or incentive is offered.
Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency — Assets and liabilities of the Company’s Canadian operations reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income have been translated at the average exchange rate for the year. Translation adjustments have been included in accumulated other comprehensive income. Transaction gains and losses are not significant.
Stock Split — The Company declared a two-for-one common stock split in the second quarter of 2004 that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock splits.
Stock Options — The Company measures cost for stock options issued to employees and directors using the method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”
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

	2005	2004	2003

Net income
As reported	$121,767	$106,085	$78,631
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects.	(1,161)	(884)	(658)

Pro forma	$120,606	$105,201	$77,973

Earnings per common share — basic
As reported	$2.15	$1.85	$1.38
Pro forma	$2.13	$1.84	$1.37
Earnings per common share—diluted
As reported	$2.13	$1.84	$1.37
Pro forma	$2.11	$1,83	$1.36
Earnings Per Share — Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and restricted stock.

	2005	2004	2003

Weighted average shares outstanding for basic earnings per share	56,726,200	57,224,404	57,107,584
Stock options and restricted stock	381,363	365,790	342,272

Weighted average shares outstanding assuming dilution	57,107,563	57,590,194	57,449,856

Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 15”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on August 1, 2005 and it is not expected to have a material impact on the Company’s financial position or result of Operation.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. The Company adopted this standard August 1, 2005 and elected the modified-prospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Invested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Adoption of the standard is currently expected to reduce fiscal 2006 earnings by on amount consistent with the reductions shown in recent pro-forma disclosures provided under the provisions of SFAS 123.
In December 2004, the FASB issued FASB No. 153, Exchange of Nonmonetary Assets (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement For nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 August 1, 2005 and it did not expect to have a material impact on the Company’s financial position, results of operations, or cash flow.
In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statement of voluntary changes in accounting principle and changes required by the accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.
In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 addresses the recognition of legal obligations associated with the retirement of long-lived assets when the timing and (or) method or settlement are conditional on a future event. It requires that the fair value of such obligations, if they can be reasonably estimated, must be recognized when incurred. FIN 47 is effective for the fiscal year ending July 31, 2006.

B. ACQUISITIONS
On November 1, 2004, we completed our acquisition of the stock of DS Corp. dba CrossRoads RV, an Indiana corporation (“CrossRoads”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 28, 2004, by and among our company, Thor Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of our company (“Acquisition Subsidiary”), CrossRoads and the security holders of CrossRoads. CrossRoads is engaged in the business of manufacturing towable recreation vehicles. Under the terms of the Merger Agreement, Acquisition Subsidiary merged with and into CrossRoads, and CrossRoads continued as the surviving corporation (the “Merger”). In addition, as part of the Merger, certain members of managagement of CrossRoads entered into non-competition agreements with our company.
The primary reasons for the acquisition include CrossRoad’s future earnings potential, its fit with our existing operations, its market share, and its cash flow. The results of operations for CrossRoads are included in Thor’s operating results beginning November 1, 2004.
The purchase price paid by us for the acquisition of the stock of CrossRoads was $28,030, which was payable in cash and was funded from our cash on hand. The fair value of assets acquired and liabilities assumed was $32,958, and $4,928 respectively. The purchase price allocation includes $1,176 of non-compete agreements, which will be amortized over two to seven years, $20,485 of goodwill and $794 for trademarks that are not subject to amortization.
On May 27, 2005, we completed our acquisition of the Goshen Coach Division of Veritrans Specialty Vehicles Inc. pursuant to an asset purchase agreement dated May 26, 2005 for cash of $ 10,083.
On September 2, 2003, Thor acquired 100% of the common stock of Damon Corporation (“Damon”). Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was $29,619 which was paid from internal funds.
Immediately after the closing, the Company paid off a $12,973 bank debt assumed in connection with the acquisition.
The purchase price allocation includes $640 of non-compete agreements, which will be amortized over seven to ten years, $ 10,302 of goodwill and $3,600 for trademarks that are not subject to amortization. The Company has made an election under Section 338 of the Internal Revenue Code allowing it to deduct non-compete, goodwill and trademarks for tax purposes.

C. GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we test goodwill for impairment during the fourth quarter.
The components of other intangibles are as follows:

	July 31, 2005		July 31, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Amortizable Intangible Assets-Non-compete agreements	$15,889	$12,099	$14,713	$11,132
Aggregate amortization expense for non-compete agreements for the years ended, July 31, 2005, 2004 and 2003 were $967, $799, and $715, respectively. Non-compete agreements are amortized on a straight-line basis.
Estimated Amortization Expense:

For the year ending July 2006	$949
For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
The change in the carrying amount of goodwill and trademarks for the 12 month period ended July 31, 2005 are as follows:

	Goodwill	Trademark
Balance as of July 31, 2004	$140,857	$12,270
Acquisitions	24,805	1,630

Balance as of July 31, 2005	$165,662	$13,900

As of July 31, 2005 goodwill and trademarks by segment totaled as follows:

	Goodwill	Trademark
Recreation Vehicles
Towables	$143,795	$10,237
Motorized	17,252	2,600
Buses	4,615	1,063

Total	$165,662	$13,900

D. INVENTORIES
Major classifications of inventories are:

	As of July 31,
	2005	2004

Finished products	$14,196	$13,605
Work in process	55,413	41,118
Raw materials	78,493	72,324
Chassis	29,506	30,161

Subtotal	177,608	157,208
Less excess of FIFO costs over LIFO costs	15,838	9,620

Total inventories	$161,770	$147,588

E. LINE OF CREDIT
The Company has a $30,000 unsecured revolving line of credit which bears interest at prime less 2.15% (4.1% at July 31, 2005) and expires on November 30, 2005. There was no outstanding balance at July 31, 2005 and July 31, 2004. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.
F. INCOME TAXES

	Years ended July 31,
	2005	2004	2003

Income taxes:
Federal	$56,375	$50,673	$43,300
State and local	7,840	10,503	9,890
Foreign	797	858	1,553

Total current	65,012	62,034	54,743
Total deferred	6,831	101	(7,130)

Income taxes	$71,843	$62,135	$47,613

The differences between income taxes at the Federal statutory rate and the actual income taxes are as follows:

	Years ended July 31,
	2005	2004	2003

Provision at statutory rates	$67,764	$58,876	$44,186
State and local income taxes, net of federal tax benefit	5,678	6,735	5,446
Extraterritorial income benefit	(1,221)	(867)	(403)
Credits and incentives	(490)	(1,181)	(1,119)
Other	112	(1,428)	(497)

Income taxes	$71,843	$62,135	$47,613

Income before income taxes includes foreign income of $2,101 in Fiscal 2005, $2,192 in fiscal 2004, and $3,587 in fiscal 2003.

	July 31,	July 31,
	2005	2004

A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis	$(931)	$(1,065)
Employee benefits	801	814
Self-insurance	(1,645)	10,597
Product warranties	3,059	(4,213)
Other	(22)	2,183

Total current deferred tax asset included in deferred income taxes and other	1,262	8,316

Long-term deferred tax asset (liability):
Property basis	(2,754)	(2,490)
Investments	686	427
Deferred compensation	3,179	2,279
Intangibles	(3,696)	(4,164)
Other	(1,450)	(310)

Total net long-term deferred tax liability included in deferred income taxes and other liabilites	(4,035)	(4,258)

Net deferred tax (liability) asset	$(2,773)	$4,058

G. LEASES
The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases are $13,409, which includes the following amount due in each of the next five fiscal years ending July 31: $3,622 in fiscal 2006; $2,744 in fiscal 2007; $2,352 in fiscal 2008; $1,590 in fiscal 2009; $1,383 in fiscal 2010 and $1,718 thereafter. Rent expense was $4,918 in fiscal 2005, $6,172 in fiscal 2004, and $5,636 in fiscal 2003.
H. EMPLOYEE BENEFIT PLANS
Substantially all non-highly compensated employees can participate in a 401(k) plan. Company contributions are at the discretion of the Company’s board of directors, except that Company contributions for union employees are based on hours worked. Total expense for the plans was $630 in fiscal 2005, $645 in fiscal 2004, and $484 in fiscal 2003.
The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for as trading securities and the obligation to the participants is reported as a liability. No income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $5,907 at July 31, 2005 and $3,815 at July 31, 2004.
I. CONTINGENT LIABILITIES AND COMMITMENTS
It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default.

Our principal commercial commitments at July 31, 2005 are summarized in the following chart:

	Total	Term of
Commitment	Amount Commitment	Guarantee
Guarantee on dealer financing	$3,025	less than 1 year
Standby repurchase obligation on dealer financing	$673,066	less than 1 year
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
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,368 as of July 31, 2005 and $546 as of July 31, 2004.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Cost of units repurchased	$11,220	$3,775	$4,130
Realization of units resold	9,355	3,133	3,636

Losses due to repurchase	$1,865	$642	$494

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis and records the inventory. At July 31, 2005 and July 31, 2004, chassis on hand accounted for as consigned, unrecorded inventory was approximately $22,285 and $11,555 respectively.
The Company is involved in various litigation generally incidental to normal operations.
J. STOCKHOLDERS’ EQUITY
The Company purchased and retired 323,200 shares of Thor’s common stock in fiscal 2005 at an average cost of $26.27 per share. This retirement resulted in a reduction of $8,490 in Treasury Stock, $32 in Common Stock, $458 in Additional Paid-In Capital and $8,000 in Retained Earnings in fiscal 2005. In addition, the Company purchased 256,000 shares of Thor Common Stock in fiscal 2005 at a cost of $7,031 and an average cost of $27.46 per share to be held as Treasury shares.
The Company declared a two-for-one common stock split in the second quarter of 2004 that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock splits.
In the fourth quarter of fiscal 2005 the Company declared a special 25 cent dividend as well as the regular dividend which was raised from 3 cent to 5 cent to be paid in the first quarter of fiscal 2006. These dividends have been accrued for on the Consolidated Balance Sheet in the line item captioned dividends payable.
The Company’s officers and key employees have been granted stock options under the Company’s 1988 Incentive Stock Option Plan and all options have been exercised. Additionally, on September 16, 1999 the Company’s Board of Directors approved the 1999 Stock Option Plan. 2,000,000 shares were authorized under the 1999 Stock Option Plan. Options expire 10 years from the date of grant and are vested evenly over 3 to 4 years from the date of grant.

A summary of option transactions under the Incentive Stock Option Plans is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	792,344	$18.07	658,714	$9.26	844,712	$8.45
Exercised	(110,636)	11.79	(227,370)	7.42	(174,662)	5.37
Canceled	(16,000)	—	(16,000)	—	(11,336)	—
Granted	35,000	30.51	377,000	27.12	—	—

Outstanding at end of year	700,708	$19.60	792,344	$18.07	658,714	$9.26

Exercisable at year-end	426,375	$14.48	303,343	$9.11	219,160	$9.00

Weighted average fair value of options granted was $12.31 and $11.10 in fiscal 2005 and fiscal 2004 respectively as calculated by the Black-Scholes method.
The Company applies Accounting Practices Board Opinion No. 25 and related interpretations in accounting for the 1988 and 1999 Stock Option Plans. Accordingly, no compensation cost has been recognized for this plan.
The following summarizes information about stock options outstanding at July 31, 2005, under the 1999 Stock Option Plan, 669,336 shares are available for grant under the 1999 Plan.

Options Outstanding
	Number	Weighted-Average
Exercise	Outstanding	Remaining
Price	at July 31, 2005	Contractual Life

$ 5.00	93,334	5 years
$12.86	233,672	7 years
$26.91	309,702	8 years
$29.64	29,000	9 years
$27.40	5,000	9 years
$31.59	25,000	10 years
$28.23	5,000	10 years

Options Exercisable
	Number
Weighted-Average	Exercisable	Exercise
Exercise Price	at July 31, 2005	Price

$ 5.00	93,334	$ 5.00
$12.86	233,672	$12.86
$26.91	89,702	$26.91
$29.64	9,667	$29.64
$27.40	—	—
$31.59	—	—
$28.23	—	—
The assumptions used in determining the fair value of options granted during fiscal 2005 and fiscal 2004 are as follows:

	2005	2004
Expected volatility	38%	38%
Expected life of grant	6 years	6 years
Risk free interest rate	3.90%	3.29%
Expected divident rate	.30%	.26%
On September 29, 1997, the Company’s board of directors approved a stock award plan which allows for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years. As of July 31, 2005, the Company issued 206,187 shares of restricted stock under this plan and 393,813 shares remain available for issuance. Compensation costs related to this plan were $378 in fiscal 2005, $351 in fiscal 2004 and $271 in fiscal 2003 and are being amortized over the restriction period.

K. JOINT VENTURES
In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2005 we were contingently liable for repurchase obligations of CAT inventory in the amount of approximately $12,700. Any losses related to these obligations would be shared equally by the Company and Cruise America. The Company’s total investment is $1,301.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (TCC), to finance the sales of recreation vehicles to consumer buyers. Historically, the majority of these financing arrangements were provided to consumers buying recreation vehicles manufactured by unrelated parties. The Company’s total investment is $1,498.
These investments are 50% owned and are accounted for using the equity method. The Company’s share of the combined earnings for these investments was $640, $446 and $131, in fiscal 2005, 2004 and 2003 respectively, and is included in the other income caption of the Consolidated Statements of Income. Additionally, TCC pays the Company a referral fee based upon the amount of loans generated from Thor dealerships. The Company recognized referral income of $1,859, $1,921 and $1,681 in fiscal 2005, 2004 and 2003 respectively, which is included in the other income caption of the Consolidated Statements of Income.
During fiscal 2005, our Four Winds subsidiary had sales to Cruise America of $57,979 and Cruise America had sales to CAT of $9,521. During fiscal 2004, our Four Winds subsidiary had sales to Cruise America of $48,963 and Cruise America had sales to CAT of $6,299. During fiscal 2003, our Four Winds subsidiary had sales to Cruise America of $26,486 and Cruise America had sales to CAT of $7,049.
L. BUSINESS SEGMENTS
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, Crossroads, Dutchmen, General Coach Hensall & Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.
Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash and cash equivalents, deferred income tax assets, the cash value of Company-owned life insurance and various investments.

	2005	2004	2003

Net sales:
Recreation vehicles
Towables	$1,742,318	$1,433,997	$1,126,740
Motorized	566,138	539,010	227,672

Total Recreation Vehicles	2,308,456	1,973,007	1,354,412
Buses	249,895	214,732	216,992

Total	$2,558,351	$2,187,739	$1,571,404

Income before income taxes:
Recreation vehicles
Towables	$168,574	$144,908	$110,713
Motorized	24,607	28,064	12,016

Total recreation vehicles	193,181	172,972	122,729
Buses	7,492	9,577	12,306
Corporate	(7,063)	(14,329)	(8,791)

Total	$193,610	$168,220	$126,244

Identifiable assets:
Recreation vehicles
Towables	$384,292	$324,041	$268,859
Motorized	126,045	123,607	58,756

Total recreation vehicles	510,337	447,648	327,615
Buses	96,942	65,055	63,227
Corporate	250,600	249,884	218,099

Total	$857,879	$762,587	$608,941

Depreciation and amortization expense:
Recreation vehicles
Towables	$6,505	$4,976	$3,818
Motorized	2,672	2,203	1,380

Total recreation vehicles	9,177	7,179	5,198
Buses	1,556	1,238	1,153
Corporate	42	38	35

Total	$10,775	$8,455	$6,386

Capital expenditures:
Recreation vehicles
Towables	$32,371	$17,673	$17,531
Motorized	14,562	2,815	5,551

Total recreation vehicles	46,933	20,488	23,082
Buses	683	6,430	3,962
Corporate	54	22	221

Total	$47,670	$26,940	$27,265

M. WARRANTY
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

	Year Ended	Year Ended	Year Ended
	July 31, 2005	July 31, 2004	July 31, 2003

Beginning Balance	$45,829	$35,115	$25,375
Provision	60,084	53,030	44,787
Payments	(51,940)	(46,041)	(35,047)
Acquisitions	1,145	3,725	—

Ending Balance	$55,118	$45,829	$35,115

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to		Write-offs Net	Balance
	Beginning	Costs and		of Recoveries/	at End of
Description	of Period	Expenses	Acquisitions	Payments	Period

Year Ended July 31, 2005:
Allowance for doubtful accounts	$558	$76	$—	$(128)	$506

Accumulated amortization of non-compete agreements	$11,132	$967	$—	$—	$12,099

Year Ended July 31, 2004:
Allowance for doubtful accounts	$625	$(45)	$16	$(38)	$558

Accumulated amortization of non-compete agreements	$10,333	$799	$—	$—	$11,132

Year Ended July 31, 2003:
Allowance for doubtful accounts	$246	$431	$—	$(52)	$625

Accumulated amortization of non-compete agreements	$9,618	$715	$—	$—	$10,333