Form 10-Q
period 2005-10-31
THOR INDUSTRIES INC
filed 2005-11-28
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED October 31, 2005	COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629
(Address of principal executive offices)	(Zip Code)
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
Yes ☑                               No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                               No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2005

Common stock, par value $.10 per share	56,680,817 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	October 31, 2005	July 31, 2005
Current assets:
Cash and cash equivalents	$117,592	$163,596
Investments — short term	76,029	45,219
Accounts receivable:
Trade	179,715	140,927
Other	5,619	5,409
Inventories	187,048	161,770
Prepaid expenses	14,889	5,857
Deferred income taxes	1,262	1,262

Total current assets	582,154	524,040

Property:
Land	22,436	21,339
Buildings and improvements	113,948	109,443
Machinery and equipment	51,208	49,259

Total cost	187,592	180,041
Accumulated depreciation	42,833	40,252

Property, net	144,759	139,789

Investments:
Joint ventures	3,121	2,800

Other assets:
Goodwill	165,663	165,662
Non-compete agreements	3,553	3,790
Trademarks	13,900	13,900
Other	8,456	7,898

Total other assets	191,572	191,250

TOTAL ASSETS	$921,606	$857,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,274	$118,056
Accrued liabilities:
Taxes	34,416	8,351
Compensation and related items	31,718	28,519
Product warranties	56,112	55,118
Promotions and rebates	9,337	7,362
Product/property liability and related	8,678	7,913
Dividend Payable	—	17,000
Other	8,449	6,493

Total current liabilities	267,984	248,812

Deferred income taxes and other liabilities	12,157	11,680
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 56,936,817 shares @ 10/31/05 and 56,933,483 shares @ 7/31/05; par value of $.10 per share	5,694	5,693
Additional paid-in capital	82,694	82,652
Accumulated other comprehensive income	1,354	943
Retained earnings	559,242	515,877
Restricted stock plan	(488)	(747)
Less Treasury shares of 256,000, at cost	(7,031)	(7,031)

Total stockholders’ equity	641,465	597,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$921,606	$857,879

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004

	Three Months Ended October 31
	2005	2004
Net sales	$761,323	$632,726

Cost of products sold	649,681	541,952

Gross profit	111,642	90,774

Selling, general and administrative expenses	44,336	36,281

Interest income	1,680	804

Interest expense	347	42

Other income	799	761

Income before income taxes	69,438	56,016

Provision for income taxes	26,073	20,943

Net income	$43,365	$35,073

Average common shares outstanding:

Basic	56,568,392	57,096,044

Diluted	56,916,818	57,356,181

Earnings per common share:

Basic	$.77	$.61

Diluted	$.76	$.61

Dividends paid per common share:	$.30	$.03
See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$43,365	$35,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,781	2,277
Amortization	237	201
Loss on disposition of assets	2	8
Loss (gain) on sale of trading investments	100	470
Unrealized (gain) loss on trading investments	116	32
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	(64,387)	(47,414)
Proceeds from sales of trading investments	33,361	58,847
Accounts receivable	(38,998)	(23,016)
Inventories	(25,278)	(13,684)
Deferred income taxes and other	(9,911)	(10,308)
Accounts payable	442	(20,714)
Accrued liabilities	35,430	11,312
Other liabilities	241	565

Net cash used in operating activities	(22,499)	(6,351)

Cash flows from investing activities:
Purchase of property, plant & equipment	(6,979)	(18,565)
Proceeds from disposition of assets	20	20

Net cash used in investing activities	(6,959)	(18,545)

Cash flows from financing activities:
Cash dividends	(17,000)	(1,714)
Purchase of common stock for retirement	—	(8,490)
Proceeds from issuance of common stock	43	60

Net cash used in financing activities	(16,957)	(10,144)

Effect of exchange rate changes on cash	411	849

Net decrease in cash and equivalents	(46,004)	(34,191)
Cash and equivalents, beginning of period	163,596	136,120

Cash and equivalents, end of period	$117,592	$101,929

Supplemental cash flow information:
Income taxes paid	$12	$5,759
Interest paid	347	42

Non cash transactions:
Retirement of treasury shares	—	$8,490
Capital expenditures in accounts payable	$776	—
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2005 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. The results of operations for the three months ended October 31, 2005 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	October 31, 2005	July 31, 2005
Raw materials	$89,287	$78,493

Chassis	34,414	29,506

Work in process	50,262	55,413

Finished goods	30,289	14,196

Total	204,252	177,608
Less excess of FIFO costs over LIFO costs	17,204	15,838

Total inventories	$187,048	$161,770

3.	Earnings Per Share

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
Weighted average shares outstanding for basic earnings per share	56,568,392	57,096,044
Stock options and restricted stock	348,426	260,137

Total — For diluted shares	56,916,818	57,356,181

4.	Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
Net income	$43,365	$35,073
Foreign currency translation adjustment	411	849

Comprehensive income	$43,776	$35,922

5.	Segment Information

The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
Net Sales:
Recreation vehicles:
Towables	$533,236	$440,161
Motorized	149,094	142,135

Total recreation vehicles	682,330	582,296
Buses	78,993	50,430

Total	$761,323	$632,726

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
Income Before Income Taxes:
Recreation vehicles:
Towables	$61,424	$47,686
Motorized	8,366	7,908

Total recreation vehicles	69,790	55,594
Buses	1,994	1,126
Corporate	(2,346)	(704)

Total	$69,438	$56,016

	October 31, 2005	July 31, 2005
Identifiable Assets:
Recreation vehicles:
Towables	$471,454	$384,292
Motorized	146,071	126,045

Total recreation vehicles	617,525	510,337
Buses	98,689	96,942
Corporate	205,392	250,600

Total	$921,606	$857,879

6.	Treasury Shares

The Company purchased and retired 323,200 shares of treasury stock in the first quarter of fiscal 2005 at an average cost of $26.27 per share. This retirement resulted in a reduction of $32 in common stock and $458 in additional paid-in-capital and $8,000 in retained earnings.

7.	Investments

The Company classifies its debt and equity securities as trading investments classified as short- term. Trading securities are bought and held principally for the purpose of selling them in the near term.

Trading securities are recorded at fair market value. Realized and unrealized gains and losses on trading investments are included in earnings. Dividend and interest income are recognized when earned.

8.	Acquisitions

On November 1, 2004, we completed our acquisition of the stock of DS Corp. dba CrossRoads RV, an Indiana corporation (“CrossRoads”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 28, 2004, by and among our company, Thor Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of our company (“Acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The primary reasons for the acquisition include CrossRoads’ future earnings potential, its fit with our existing operations, its market share, and its cash flow. The results of operations for CrossRoads are included in Thor’s operating results beginning November 1, 2004.

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

9.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	October 31, 2005		July 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889	$12,336	$15,889	$12,099

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
Non-compete Agreements:
Amortization Expense	$237	$202
Non-compete agreements are amortized on a straight-line basis.
Estimated Amortization Expense:

For the year ending July 2006	$949
For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
There was no change in the carrying amount of goodwill and trademarks for the three month period ended October 31, 2005.
As of October 31, 2005, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.	Warranty

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

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
Beginning Balance	$55,118	$45,829
Provision	15,967	14,795
Payments	(14,973)	(12,460)

Ending Balance	$56,112	$48,164

11.	Commercial Commitments

Our principal commercial commitments at October 31, 2005 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$2,821	less than 1 year

Standby repurchase obligation on dealer financing	$705,725	less than 1 year
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,486 and $1,368 as of October 31, 2005 and July 31, 2005, respectively.

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
Cost of units repurchased	$1,350	$1,093

Realization on units resold	1,272	923

Losses due to repurchase	$78	$170

12.	Stock-Based Compensation

Effective August 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment, using the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of the adoption should be measured and accounted for in accordance with SFAS 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options — The Company’s Board of Directors approved the 1999 Stock Option Plan. 2,000,000 shares were authorized under the Plan. Options expire 10 years from the date of grant and are vested evenly over 3 to 4 years from the date of grant.
A summary of option activity under the 1999 Stock Option Plan for the three months ended October 31, 2005 is as follows:

		Weighted	Weighted Avg.
		Avg. Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding, August 1, 2005	700,708	$19.60	—	—
Granted	—	—	—	—
Exercised	3,334	12.86	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—

Outstanding, October 31, 2005	697,374	$19.63	7.3	$9,065

Exercisable, October 31, 2005	424,291	$14.53	6.7	$7,681
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of the stock options is based upon the market price of the underlying common stock as of the date of the grant, reduced by the present value of estimated future dividends, and risk-free interest rates. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are based on the historical volatility of our stock. The expected term of the options represents the period of time that options are granted are outstanding and is estimated using historical exercise and termination behavior.
The amount expensed in the current period under SFAS No. 123R is consistent with prior proforma disclosures under SFAS 123.
For the three months ended October 31, 2005, the Company recorded expense of $198 for stock incentive awards. At October 31, 2005, there was $1,156 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.5 years.
Cash received from stock option exercises for the three months ended October 31, 2005 was $43. The total intrinsic value of stock options exercised was $70.
Exercises of options are satisfied with the issuance of new shares from the authorized share pool.
Stock Awards — The Company has a stock award plan which allows for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years.
A summary of stock award activity under this Plan for the three months ended October 31, 2005 is as follows:

		Weighted
		Average Gross
	Shares	Date Fair Value
Nonvested, August 1, 2005	115,700	$12.93
Granted	—	—
Vested	8,100	6.50
Forfeited	—	—

Nonvested, October 31, 2005	107,600	$13.42

For the three months ended October 31, 2005, the Company recorded expense of $62 for restricted stock awards. At October 31, 2005, there was $686 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 3.1 years.
The total fair value of restricted shares vested during the period is $269.

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
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and opportunistic acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize our plant facilities and expended approximately $48,000 for that purpose in fiscal 2005.
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
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing. We have a joint venture, Thor Credit, operated by GE Consumer Finance, which provides retail credit to ultimate purchasers of any recreation vehicle purchased from a Thor dealer. This retail credit on recreation vehicles is not limited to Thor product only.
For management and reporting purposes, we segment our business into towable recreation vehicles, motorized recreation vehicles and buses.
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow five times as fast as the expected growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Travel trailer sales were up substantially this quarter as a result of the hurricanes and sale of hurricane relief units being used as temporary emergency living quarters.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of goods sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
Three Months Ended October 31, 2005 vs.
     Three Months Ended October 31, 2004

	Quarter Ended		Quarter Ended		Change
	October 31, 2005		October 31, 2004		Amount	%

NET SALES:
Recreation Vehicles
Towables	$533,236		$440,161		$93,075	21.1
Motorized	149,094		142,135		6,959	4.9

Total Recreation Vehicles	682,330		582,296		100,034	17.2
Buses	78,993		50,430		28,563	56.6

Total	$761,323		$632,726		$128,597	20.3

# OF UNITS:
Recreation Vehicles
Towables	27,518		22,534		4,984	22.1
Motorized	2,019		1,991		28	1.4

Total Recreation Vehicles	29,537		24,525		5,012	20.4
Buses	1,468		901		567	62.9

Total	31,005		25,426		5,579	21.9

		% of		% of
		Segment		Segment
		Net Sales		Net Sales

GROSS PROFIT:
Recreation Vehicles
Towables	$90,764	17.0	$71,564	16.3	$19,200	26.8
Motorized	15,301	10.3	14,435	10.2	866	6.0

Total Recreation Vehicles	106,065	15.5	85,999	14.8	20,066	23.3
Buses	5,577	7.1	4,775	9.5	802	16.8

Total	$111,642	14.7	$90,774	14.3	$20,868	23.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$29,372	5.5	$23,986	5.4	$5,386	22.5
Motorized	6,933	4.7	6,530	4.6	403	6.2

Total Recreation Vehicles	36,305	5.3	30,516	5.2	5,789	19.0
Buses	3,463	4.4	3,707	7.4	(244)	(6.6)
Corporate	4,568	—	2,058	—	2,510	122.0

Total	$44,336	5.8	$36,281	5.7	$8,055	22.2

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$61,424	11.5	$47,686	10.8	$13,738	28.8
Motorized	8,366	5.6	7,908	5.6	458	5.8

Total Recreation Vehicles	69,790	10.2	55,594	9.5	14,196	25.5
Buses	1,994	2.5	1,126	2.2	868	77.1
Corporate	(2,346)	—	(704)	—	(1,642)	(233.2)

Total	$69,438	9.1	$56,016	8.9	$13,422	24.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED
($ in 000)
Net sales and gross profit for the first quarter of fiscal 2006 were up 20.3% and 23.0% respectively compared to the first quarter of fiscal 2005. Income before income taxes for the first quarter of fiscal 2006 was up 24% compared to the first quarter of fiscal 2005. Selling, general and administrative expenses for the first quarter of fiscal 2006 increased 22.2% compared to the first quarter of fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below
Corporate costs in selling, general and administrative were $2,346 for the first quarter of fiscal 2006 compared to $704 in fiscal 2005. This increase of $1,642 is primarily the result of increased insurance costs, legal expenses and cost of compliance with Sarbanes-Oxley.
Net sales and income before income taxes for the first quarter of fiscal 2006 included net sales and income before income taxes of $37,636 and $3,990 respectively, for CrossRoads RV acquired November 1, 2004 and net sales and loss before income taxes of $10,674 and $294 respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for the first quarter of fiscal 2006 was 37.5% compared to 37.4% for fiscal 2005.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from	Average Price
	Acquisitions	Per Unit	Units	Net Change

Recreation Vehicles
Towables	8.6%	(.3)%	12.8%	21.1%
Motorized	—	3.5%	1.4%	4.9%
TOWABLE RECREATION VEHICLES
The increase in towables net sales resulted primarily from a combination of an increase in unit shipments and our acquisition of CrossRoads RV. The increase in units sold of approximately 22.1% would have been a 12.8% increase excluding CrossRoads. The overall industry increase in towables for August and September of 2005 was 30.1%. Decreases in the average price per unit resulted from product mix. We estimate that approximately $75,000 of net sales were related to Hurricane relief units which were basic temporary emergency living units sold through our dealer network. We have no industry statistics for the total Hurricane relief units sold.
Towables gross profit percentage increased to 17.0% of net sales for fiscal 2006 from 16.3% of net sales for fiscal 2005. The primary factor for the 26.8% increase in gross profit was the 21.1% increase in net sales. Selling, general and administrative expenses were 5.5% of net sales for fiscal 2006 and 5.4% of net sales for fiscal 2005.
Towables income before income taxes increased to 11.5% of net sales for fiscal 2006 from 10.8% of net sales for fiscal 2005. The primary factor for this increase was our 21.1% revenue increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales resulted from a combination of an increase in both average price per unit and unit shipments. The increase in units sold of approximately 1.4% outperformed the overall market decrease in motorhomes of 15.0% for the two month period August and September of 2005. Increases in the average price per unit resulted from the combination of price increases and product mix.
Motorized gross profit percentage increased to 10.3% of net sales from 10.2% of net sales for fiscal 2005. The primary factor for the increased gross profit in 2006 was increased unit sales and mix of products. Selling, general and administrative expenses were 4.7% of net sales for fiscal 2006 and 4.6% to net sales for fiscal 2005.
Motorized income before income taxes was 5.6% of net sales for fiscal 2006 and 2005.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact	Impact from Internal Growth
	from Acquisition	Average Price Per Unit	Units	Net Change

Buses	21.2%	13.4%	22.0%	56.6%
The increase in buses net sales resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of Goshen Coach. The increase in units sold of approximately 62.9% would have been 22.0% excluding Goshen Coach. The unit sales increases are indicative of an expected replacement cycle on our buses the majority of which have a 5 year useful life. In addition, replacement of many older buses were delayed due to decline in the travel industry subsequent to the 9/11 terrorist attacks.
Buses gross profit percentage decreased to 7.1% of net sales for fiscal 2006 from 9.5% of net sales for fiscal 2005 due to continuing discounts offered to achieve bus contracts in a very competitive market place. Selling, general and administrative expenses were 4.4% of net sales for fiscal 2006 and 7.4% for fiscal 2005. The reduction in selling, general and administrative expenses as a percentage of net sales is primarily due to a 56.6% increase in bus revenues.
Buses income before income taxes increased to 2.5% of net sales for fiscal 2006 from 2.2% for fiscal 2005. The primary reason for the increase is increased revenues of 56.6%.
ORDER BACKLOG
$(in 000’s)

	As of	As of	Change
	October 31, 2005	October 31, 2004	Amount	%

Recreation Vehicles
Towables	$252,301	$131,801	$120,500	91.4
Motorized	80,627	77,821	2,806	3.6

Total Recreation Vehicles	332,928	209,622	123,306	58.8
Buses	140,421	134,375	6,046	4.5

Total	$473,349	$343,997	$129,352	37.6

Financial Condition and Liquidity
$ (in 000)
As of October 31, 2005, we had $193,621 in cash, cash equivalents and short-term investments, compared to $208,815 on July 31, 2005. We classify our debt and equity securities as trading securities. The former are carried on our consolidated balance sheets as “Cash and cash equivalents” or “Investments — short term”.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Trading securities, principally investment grade securities composed of asset-based notes, mortgage-backed notes, auction rate securities and corporate bonds, are generally bought and held for sale in the near term. Securities are carried at fair market value. Realized and unrealized gains and losses on trading securities are included in earnings.
Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in interest rates will have a significant impact on our financial position or results of future operations.
Working capital at October 31, 2005 was $314,170 compared to $275,228 on July 31, 2005. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2005. We anticipate renewing the line of credit. There were no borrowings on this line of credit during the period ended October 31, 2005. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $7,755 for the three months ended October 31, 2005 were primarily for planned expansions and improvements of $6,790 at our recreation vehicle facilities and $965 for our bus operations, primarily at our new Goshen Coach facility.
The Company anticipates additional capital expenditures in fiscal 2006 of approximately $30,000. These expenditures will be made primarily for planned capacity expansions and for replacement of machinery and equipment to be used in the ordinary course of business and expansions primarily in our recreation vehicle segment.
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
Impairment of Goodwill, Trademarks and Long-Lived Assets
We at least annually review the carrying value of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a Trust and are estimated using historical claims’ experience. We have a self-insured retention

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — Other Information
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
August 2005	—	—	—	1,132,800

September 2005	—	—	—	1,132,800

October 2005	—	—	—	1,132,800

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. At October 31, 2005, 1,132,800 shares of common stock remained authorized for repurchase under the repurchase program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ITEM 6. Exhibits

a.)	Exhibits

31.1 Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2 Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: November 28, 2005	/s/	Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President
and Chief Executive Officer

DATE: November 28, 2005	/s/	Walter L. Bennett
Walter L. Bennett
Executive Vice President,
Secretary and Chief Financial Officer