Form 10-Q
period 2006-01-31
THOR INDUSTRIES INC
filed 2006-02-28
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED January 31, 2006	COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 1/31/2006
Common stock, par value $.10 per share	56,740,588 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$117,258	$163,596
Investments – short term	112,737	45,219
Accounts receivable:
Trade	172,430	140,927
Other	6,190	5,409
Inventories	190,858	161,770
Prepaid expenses	9,986	5,857
Deferred income taxes	13,659	1,262

Total current assets	623,118	524,040

Property:
Land	23,314	21,339
Buildings and improvements	118,397	109,443
Machinery and equipment	51,925	49,259

Total cost	193,636	180,041
Accumulated depreciation	45,696	40,252

Property, net	147,940	139,789

Investment in Joint ventures	2,923	2,800

Other assets:
Goodwill	165,663	165,662
Non-compete agreements	3,315	3,790
Trademarks	13,900	13,900
Other	9,159	7,898

Total other assets	192,037	191,250

TOTAL ASSETS	$966,018	$857,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,600	$118,056
Accrued liabilities:
Taxes	42,145	8,351
Compensation and related items	31,731	28,519
Product warranties	53,882	55,118
Promotions and rebates	7,731	7,362
Product/property liability and related	9,154	7,913
Dividend payable	—	17,000
Other	8,312	6,493

Total current liabilities	280,555	248,812

Deferred income taxes and other liabilities	13,035	11,680
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 56,996,588 shares @ 1/31/06 and 56,933,483 shares @ 7/31/05; par value of $.10 per share	5,700	5,693
Additional paid-in capital	83,901	82,652
Accumulated other comprehensive income	1,783	943
Retained earnings	588,282	515,877
Restricted stock plan	(207)	(747)
Less Treasury shares of 256,000, at cost	(7,031)	(7,031)

Total stockholders’ equity	672,428	597,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$966,018	$857,879

     See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE & SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

	Three Months Ended January 31		Six Months Ended January 31
	2006	2005	2006	2005
Net sales	$642,047	$537,041	$1,403,370	$1,169,767

Cost of products sold	552,084	469,209	1,201,765	1,011,161

Gross profit	89,963	67,832	201,605	158,606

Selling, general and administrative expenses	41,237	35,762	85,573	72,043

Interest income	2,038	541	3,718	1,345

Interest expense	223	67	570	109

Other income	127	365	926	1,126

Income before income taxes	50,668	32,909	120,106	88,925

Provision for income taxes	18,794	12,271	44,867	33,214

Net income	$31,874	$20,638	$75,239	$55,711

Average common shares outstanding:

Basic	56,593,434	56,712,923	56,580,913	56,834,930
Diluted	56,982,007	57,141,714	56,942,738	57,210,661

Earnings per common share:

Basic	$.56	$.36	$1.33	$.98
Diluted	$.56	$.36	$1.32	$.97

Dividends declared per common share:	$.05	$.03	$.05	$.06
     See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income	$75,239	$55,711
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,968	4,686
Amortization	475	471
Deferred income taxes	(12,396)	—
Loss on disposition of assets	12	74
Loss (gain) on disposition of trading investments	255	884
Unrealized (gain) loss on trading investments	15	274
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	(152,062)	(54,871)
Proceeds from disposition of trading investments	84,274	102,584
Accounts receivable	(32,284)	(25,003)
Inventories	(29,089)	(43,216)
Prepaids and other	(5,514)	(6,343)
Accounts payable	8,650	(27,399)
Accrued liabilities	39,198	(3,578)
Other liabilities	1,854	224

Net cash (used in) provided by operating activities	(14,405)	4,498

Cash flows from investing activities:
Purchase of property, plant & equipment	(14,244)	(31,120)
Proceeds from disposition of assets	49	21
Acquisitions – Net of cash acquired	—	(27,973)

Net cash used in investing activities	(14,195)	(59,072)

Cash flows from financing activities:
Cash dividends	(19,834)	(3,420)
Purchase of common stock for retirement	—	(8,490)
Proceeds from issuance of common stock	1,256	760
Retirement of acquired debt	—	(1,001)

Net cash used in financing activities	(18,578)	(12,151)

Effect of exchange rate changes on cash	840	727

Net decrease in cash and equivalents	(46,338)	(65,998)
Cash and equivalents, beginning of period	163,596	136,120

Cash and equivalents, end of period	$117,258	$70,122

Supplemental cash flow information:
Income taxes paid	$23,343	$42,116
Interest paid	570	109

Non cash transactions:
Retirement of treasury shares	—	$8,490
Capital expenditures in accounts payable	$894	—
     See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2005 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. The results of operations for the six months ended January 31, 2006 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	January 31, 2006	July 31, 2005
Raw materials	$96,954	$78,493
Chassis	37,400	29,506
Work in process	44,900	55,413
Finished goods	30,501	14,196

Total	209,755	177,608
Less excess of FIFO costs over LIFO costs	18,897	15,838

Total inventories	$190,858	$161,770

3.	Earnings Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Weighted average shares outstanding for basic earnings per share	56,593,434	56,712,923	56,580,913	56,834,930
Stock options and restricted stock	388,573	428,791	361,825	375,731

Total — For diluted shares	56,982,007	57,141,714	56,942,738	57,210,661

4.	Comprehensive Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Net income	$31,874	$20,638	$75,239	$55,711
Foreign currency translation adjustment	430	(122)	840	727

Comprehensive income	$32,304	$20,516	$76,079	$56,438

5.	Segment Information
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, Thor America and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach. During the quarter ended January 31, 2006, the Company made the decision not to produce a planned motorized product line. The impairment charge associated with the decision was $1,360 and is included in cost of products sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Net Sales:
Recreation vehicles:
Towables	$457,861	$365,497	$991,097	$805,659
Motorized	113,841	113,530	262,935	255,664

Total recreation vehicles	571,702	479,027	1,254,032	1,061,323
Buses	70,345	58,014	149,338	108,444

Total	$642,047	$537,041	$1,403,370	$1,169,767

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Income Before Income Taxes:
Recreation vehicles:
Towables	$50,002	$29,707	$111,426	$77,393
Motorized	2,171	3,878	10,537	11,786

Total recreation vehicles	52,173	33,585	121,963	89,179
Buses	1,985	1,342	3,979	2,468
Corporate	(3,490)	(2,018)	(5,836)	(2,722)

Total	$50,668	$32,909	$120,106	$88,925

	January 31, 2006	July 31, 2005
Identifiable Assets:
Recreation vehicles:
Towables	$480,425	$384,292
Motorized	142,406	126,045

Total recreation vehicles	622,831	510,337
Buses	93,425	96,942
Corporate	249,762	250,600

Total	$966,018	$857,879

6.	Treasury Shares
The Company purchased and retired 323,200 shares of treasury stock in the first quarter of fiscal 2005 at an average cost of $26.27 per share. This retirement resulted in a reduction of $32 in common stock and $458 in additional paid-in-capital and $8,000 in retained earnings.
7.	Investments – Short Term
Short term investments, which are principally investment grade securities composed of asset-based notes, mortgage-based notes, auction rate securities and corporate bonds, are generally bought and held for sale in the near term, and are classified as trading securities. Trading securities are carried at fair market value. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.
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
9.	Goodwill and Other Intangible Assets
The components of other intangible assets are as follows:

	January 31, 2006		July 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889	$12,574	$15,889	$12,099

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Non-compete Agreements:
Amortization Expense	$238	$269	$475	$471
Non-compete agreements are amortized on a straight-line basis.
Estimated Amortization Expense:

For the year ending July 2006	$949
For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
     There was no change in the carrying amount of goodwill and trademarks for the six month period ended January 31, 2006.
     As of January 31, 2006, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.	Warranty
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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Beginning Balance	$56,112	$48,164	$55,118	$45,829
Provision	11,886	12,586	27,853	27,381
Payments	14,116	12,693	29,089	25,153
Acquisitions	—	1,095	—	1,095

Ending Balance	$53,882	$49,152	$53,882	$49,152

11.	Commercial Commitments
Our principal commercial commitments at January 31, 2006 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$3,078	less than 1 year
Standby repurchase obligation on dealer financing	$806,690	less than 1 year
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,753 and $1,368 as of January 31, 2006 and July 31, 2005, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Cost of units repurchased	$753	$5,743	$2,103	$6,836
Realization on units resold	534	4,551	1,806	5,474

Losses due to repurchase	$219	$1,192	$297	$1,362

12.	Stock-Based Compensation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options – The Company’s Board of Directors approved the 1999 Stock Option Plan. 2,000,000 shares were authorized under the Plan. Options expire 10 years from the date of grant and are vested evenly over 3 to 4 years from the date of grant.
A summary of option activity under the 1999 Stock Option Plan for the six months ended January 31, 2006 is as follows:

		Weighted	Weighted Avg.
		Avg. Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding, August 1, 2005	700,708	$19.60	—	—
Granted	—	—	—	—
Exercised	63,105	$19.90	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—

Outstanding, January 31, 2006	637,603	$19.57	7.1	$14,717

Exercisable, January 31, 2006	464,686	$16.42	6.7	$12,189
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated when awards are granted. Forfeiture assumptions are revised as necessary to reflect experience. The fair value of the stock options is based upon the market price of the underlying common stock as of the date of the grant, reduced by the present value of estimated future dividends, and risk-free interest rates. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are based on the historical volatility of our stock. The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination behavior.
The amount expensed in the current period under SFAS No. 123R is consistent with prior proforma disclosures under SFAS 123.
For the three and six months ended January 31, 2006, the Company recorded expense of $220 and $418, respectively for stock option awards. At January 31, 2006, there was $936 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.3 years.
Cash received from stock option exercises for the three and six months ended January 31, 2006 was $1,213 and $1,256, respectively. The total intrinsic value of stock options exercised was $1,319.
Exercises of options are satisfied with the issuance of new shares from authorized shares.
Stock Awards – The Company has a stock award plan which allows for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years.
A summary of stock award activity under this Plan for the six months ended January 31, 2006 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested, August 1, 2005	115,700	$12.93
Granted	—	—
Vested	16,800	5.77
Forfeited	—	—

Nonvested, January 31, 2006	98,900	$14.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three and six months ended January 31, 2006, the Company recorded expense of $60 and $122, respectively for restricted stock awards. At January 31, 2006, there was $626 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.
The total fair value of restricted shares vested during the six months ended January 31, 2006 is $604.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and a major manufacturer of commercial buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), with our 2004 acquisition of CrossRoads RV, gives us an approximate 31% market share. In the motorized segment of the industry we have an approximate 13% market share. Our market share in small and mid-size commercial buses is approximately 44%. We have recently entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize and expand our plant facilities and expended approximately $48,000 for that purpose in fiscal 2005.
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
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow five times as fast as the expected growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Travel trailer sales were up substantially this quarter as a result of the hurricanes and sale of hurricane relief units being used as temporary living quarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life, so many of the buses are being replaced.
Fuel price fluctuations have not historically influenced our sales materially and we do not anticipate that modest increases in interest rates will have a significant negative effect on sales.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of goods sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
Three Months Ended January 31, 2006 vs. Three Months Ended January 31, 2005

	Three Months Ended		Three Months Ended		Change
	January 31, 2006		January 31, 2005		Amount	%
NET SALES:
Recreation Vehicles
Towables	$457,861		$365,497		$92,364	25.3
Motorized	113,841		113,530		311	.3

Total Recreation Vehicles	571,702		479,027		92,675	19.3
Buses	70,345		58,014		12,331	21.3

Total	$642,047		$537,041		$105,006	19.6

# OF UNITS:
Recreation Vehicles
Towables	24,042		18,813		5,229	27.8
Motorized	1,486		1,541		(55)	(3.6)

Total Recreation Vehicles	25,528		20,354		5,174	25.4
Buses	1,321		997		324	32.5

Total	26,849		21,351		5,498	25.8

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$76,758	16.8	$52,542	14.4	$24,216	46.1
Motorized	7,876	6.9	10,845	9.6	(2,969)	(27.4)

Total Recreation Vehicles	84,634	14.8	63,387	13.2	21,247	33.5
Buses	5,329	7.6	4,445	7.7	884	19.9

Total	$89,963	14.0	$67,832	12.6	$22,131	32.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$26,881	5.9	$22,858	6.3	$4,023	17.6
Motorized	5,704	5.0	6,905	6.1	(1,201)	(17.4)

Total Recreation Vehicles	32,585	5.7	29,763	6.2	2,822	9.5
Buses	3,154	4.5	3,105	5.4	49	1.6
Corporate	5,498	—	2,894	—	2,604	90.0

Total	$41,237	6.4	$35,762	6.7	$5,475	15.3

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$50,002	10.9	$29,707	8.1	$20,295	68.3
Motorized	2,171	1.9	3,878	3.4	(1,707)	(44.0)

Total Recreation Vehicles	52,173	9.1	33,585	7.0	18,588	55.3
Buses	1,985	2.8	1,342	2.3	643	47.9
Corporate	(3,490)	—	(2,018)	—	(1,472)	(72.9)

Total	$50,668	7.9	$32,909	6.1	$17,759	54.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED
($ in 000)
Net sales and gross profit for the second quarter of fiscal 2006 were up 19.6% and 32.6% respectively compared to the second quarter of fiscal 2005. Income before income taxes for the second quarter of fiscal 2006 was up 54.0% compared to the second quarter of fiscal 2005. Selling, general and administrative expenses increased 15.3% compared to the second quarter of fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below
Corporate costs in selling, general and administrative were $5,498 for the second quarter of fiscal 2006 compared to $2,894 for the second quarter of fiscal 2005. This increase of $2,604 is primarily the result of increased insurance costs, legal expenses and cost of compliance with Sarbanes-Oxley.
Net sales and income before income taxes for the second quarter of fiscal 2006 included net sales and a loss before income taxes of $8,712 and $567 respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for the second quarter of fiscal 2006 was 37.1% compared to 37.3% for the second quarter of fiscal 2005.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact from Internal Growth
	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	(2.5)%	27.8%	25.3%
Motorized	3.9%	(3.6)%	.3%
TOWABLE RECREATION VEHICLES
The increase in towables net sales resulted primarily from an increase in unit shipments of 27.8%. The overall industry increase in towables for November and December of 2005 was 30.7%, according to statistics published by the Recreation Vehicle Industry Association. Decreases in the average price per unit resulted from product mix. We estimate that approximately $38,170, or 8.3% of towable net sales, were related to Hurricane relief units which were sold through our dealer network. We have no industry statistics for the total Hurricane relief units sold.
Towables gross profit percentage increased to 16.8% of net sales for the second quarter of fiscal 2006 from 14.4% of net sales for the second quarter of fiscal 2005. The primary factor for the 46.1% increase in gross profit was the 25.3% increase in net sales. Selling, general and administrative expenses were 5.9% of net sales for the second quarter of fiscal 2006 and 6.3% of net sales for the second quarter of fiscal 2005.
Towables income before income taxes increased to 10.9% of net sales for the second quarter of fiscal 2006 from 8.1% of net sales for the second quarter of fiscal 2005. The primary factor for this increase was our 25.3% revenue increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales resulted from an increase in average price per unit offset by a reduction in unit shipments. The decrease in units sold of approximately 3.6% outperformed the overall market decrease in motorhomes of 20% for the two month period November and December 2005. Increases in the average price per unit resulted from the combination of price increases and product mix.
Motorized gross profit percentage decreased to 6.9% of net sales for the second quarter of fiscal 2006 from 9.6% of net sales for the second quarter of fiscal 2005. The primary factor for the decreased gross profit in 2006 was due to the decision to not produce a planned motorized product line. The impairment charge associated with the decision was $1,360 and is included in cost of products sold. The balance of the decrease in gross margin is related to reduced unit sales. Selling, general and administrative expenses were 5.0% of net sales for the second quarter of fiscal 2006 and 6.1% of net sales for the second quarter of fiscal 2005.
Motorized income before income taxes was 1.9% of net sales for the second quarter of fiscal 2006 and 3.4% of net sales for the second quarter of fiscal 2005.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact	Impact from Internal Growth
	from Acquisition	Average Price Per Unit	Units	Net Change
Buses	15.0%	6.3%	—	21.3%
The increase in buses net sales resulted from a combination of an increase in both average price per unit and our acquisition of Goshen Coach.
Buses gross profit percentage decreased to 7.6% of net sales for the second quarter of fiscal 2006 from 7.7% of net sales for the second quarter of fiscal 2005 due to the low gross profit on bus contracts assumed in the purchase of Goshen Coach. Selling, general and administrative expenses were 4.5% of net sales for fiscal 2006 and 5.4% for the second quarter of fiscal 2005. The reduction in selling, general and administrative expenses as a percentage of net sales is primarily due to reduced legal and settlement costs in the second quarter of fiscal 2006.
Buses income before income taxes increased to 2.8% of net sales for the second quarter of fiscal 2006 from 2.3% for the second quarter of fiscal 2005. The primary reason for the increase is increased revenues of 21.3%.
ORDER BACKLOG

	As of	As of	Change
$(in 000's)	January 31, 2006	January 31, 2005	Amount	%
Recreation Vehicles
Towables	$376	$190	$186	97.9
Motorized	122	123	(1)	(.8)

Total Recreation Vehicles	498	313	185	59.1
Buses	174	136	38	27.9

Total	$672	$449	$223	49.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Six Months Ended January 31, 2006 vs. Six Months Ended January 31, 2005

	Six Months		Six Months		Change
	January 31, 2006		January 31, 2005		Amount	%
NET SALES:
Recreation Vehicles
Towables	$991,097		$805,659		$185,438	23.0
Motorized	262,935		255,664		7,271	2.8

Total Recreation Vehicles	1,254,032		1,061,323		192,709	18.2
Buses	149,338		108,444		40,894	37.7

Total	$1,403,370		$1,169,767		$233,603	20.0

# OF UNITS:
Recreation Vehicles
Towables	51,560		41,347		10,213	24.7
Motorized	3,505		3,532		(27)	(.8)

Total Recreation Vehicles	55,065		44,879		10,186	22.7
Buses	2,789		1,898		891	46.9

Total	57,854		46,777		11,077	23.7

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$167,522	16.9	$124,106	15.4	$43,416	35.0
Motorized	23,177	8.8	25,280	9.9	(2,103)	(8.3)

Total Recreation Vehicles	190,699	15.2	149,386	14.1	41,313	27.7
Buses	10,906	7.3	9,220	8.5	1,686	18.3

Total	$201,605	14.4	$158,606	13.6	$42,999	27.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$56,253	5.7	$46,844	5.8	$9,409	20.1
Motorized	12,637	4.8	13,435	5.3	(798)	(5.9)

Total Recreation Vehicles	68,890	5.5	60,279	5.7	8,611	14.3
Buses	6,617	4.4	6,812	6.3	(195)	(2.9)
Corporate	10,066	—	4,952	—	5,114	103.3

Total	$85,573	6.1	$72,043	6.2	$13,530	18.8

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$111,426	11.2	$77,393	9.6	$34,033	44.0
Motorized	10,537	4.0	11,786	4.6	(1,249)	(10.6)

Total Recreation Vehicles	121,963	9.7	89,179	8.4	32,784	36.8
Buses	3,979	2.7	2,468	2.3	1,511	61.2
Corporate	(5,836)	—	(2,722)	—	(3,114)	(114.4)

Total	$120,106	8.6	$88,925	7.6	$31,181	35.1

CONSOLIDATED
($ in 000)
Net sales and gross profit for the six months of fiscal 2006 were up 20.0% and 27.1% respectively compared to the six months of fiscal 2005. Income before income taxes for the six months of fiscal 2006 was up 35.1% compared to the six months of fiscal 2005. Selling, general and administrative expenses increased 18.8% compared to fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate costs in selling, general and administrative were $10,066 for the six months of fiscal 2006 compared to $4,952 in fiscal 2005. This increase of $5,114 is primarily the result of increased insurance costs, legal expenses and cost of compliance with Sarbanes-Oxley.
Net sales and income before income taxes for the six months of fiscal 2006 included net sales and income before income taxes of $79,381 and $10,655 respectively compared to net sales of $14,435 and income before income taxes of $834 for the six months of 2005 for CrossRoads RV acquired November 1, 2004. Net sales and loss before income taxes for the six months of fiscal 2006 were $19,387 and $861 respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for the six months of fiscal 2006 and 2005 was 37.4%.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact	Average Price
	from Acquisition	Per Unit	Units	Net Change

Recreation Vehicles
Towables	4.7%	(1.7)%	20.0%	23.0%
Motorized		3.6%	(.8)%	2.8%
TOWABLE RECREATION VEHICLES
The increase in towables net sales resulted primarily from an increase in unit shipments. The overall industry increase in towables for August through December 2005 was 21.4%. Decreases in the average price per unit resulted from product mix. We estimate that approximately $113,677, or 11.5% of towable net sales, were related to Hurricane relief units sold through our dealer network. We have no industry statistics for the total Hurricane relief units sold.
Towables gross profit percentage increased to 16.9% of net sales for fiscal 2006 from 15.4% of net sales for fiscal 2005. The primary factor for the 35.0% increase in gross profit was the 23.0% increase in net sales. Selling, general and administrative expenses were 5.7% of net sales for fiscal 2006 and 5.8% of net sales for fiscal 2005.
Towables income before income taxes increased to 11.2% of net sales for fiscal 2006 from 9.6% of net sales for fiscal 2005. The primary factor for this increase was our 23.0% revenue increase.
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales resulted from an increase in average price per unit. The decrease in units sold of approximately .8% outperformed the overall market decrease in motorhomes of 16% for August through December 2005. Increases in the average price per unit resulted from the combination of price increases and product mix.
Motorized gross profit percentage decreased to 8.8% of net sales from 9.9% of net sales for fiscal 2005. The primary factor for the decreased gross profit in 2006 was due to the decision to not produce a planned motorized product line. The impairment charge associated with the decision was $1,360 and is included in cost of products sold. The balance of the decrease in gross margin is related to reduced unit sales. Selling, general and administrative expenses were 4.8% of net sales for fiscal 2006 and 5.3% of net sales for fiscal 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Motorized income before income taxes was 4.0% of net sales for fiscal 2006 and 4.6% of net sales for fiscal 2005.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact	Impact from Internal Growth
	from Acquisition	Average Price Per Unit	Units	Net Change

Buses	17.9%	9.4%	10.4%	37.7%
The increase in buses net sales resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of Goshen Coach. The increase in units sold of approximately 46.9% would have been 10.4% excluding Goshen Coach. The unit sales increases are indicative of an expected replacement cycle on our buses the majority of which have a 5 year useful life. In addition, replacement of many older buses were delayed due to decline in the travel industry subsequent to the 9/11 terrorist attacks.
Buses gross profit percentage decreased to 7.3% of net sales for fiscal 2006 from 8.5% of net sales for fiscal 2005 due to the low gross profit on bus contracts assumed in the purchase of Goshen Coach. Selling, general and administrative expenses were 4.4% of net sales for fiscal 2006 and 6.3% for fiscal 2005. The reduction in selling, general and administrative expenses as a percentage of net sales is primarily due to reduced legal and settlement costs in fiscal 2006.
Buses income before income taxes increased to 2.7% of net sales for fiscal 2006 from 2.3% for fiscal 2005. The primary reason for the increase is increased revenues of 37.7%
Financial Condition and Liquidity

$ (in 000)
As of January 31, 2006, we had $229,995 in cash, cash equivalents and short-term investments, compared to $208,815 on July 31, 2005. Short term investments, which are principally investment grade securities composed of asset-based notes, mortgage-backed notes, auction rate securities and corporate bonds, are generally bought and held for sale in the near term and are classified as trading securities. Trading securities are carried at fair market value. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.
Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in interest rates will have a significant impact on our financial position or results of future operations.
Working capital at January 31, 2006 was $342,563 compared to $275,228 on July 31, 2005. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2006. There were no borrowings on this line of credit during the six months ended January 31, 2006. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $15,138 for the six months ended January 31, 2006 were primarily for planned expansions and improvements of $13,841 at our recreation vehicle facilities and $1,297 for our bus operations, primarily at our new Goshen Coach facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company anticipates additional capital expenditures in fiscal 2006 of approximately $23,000. These expenditures will be made primarily to expand our RV companies and for replacement of machinery and equipment to be used in the ordinary course of business.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
There have been no changes in the Company’s internal control over financial reporting during the three months ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — Other Information
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
November 2005	—	—	—	1,132,800
December 2005	—	—	—	1,132,800
January 2006	—	—	—	1,132,800

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. At January 31, 2006, 1,132,800 common stock remained authorized for repurchase under the repurchase program.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held it’s Annual Meeting of Stockholders on December 6, 2005. At the meeting, the stockholders elected two Class A directors of the Company to serve until the Company’s Annual Meeting of Stockholders in 2008. The names of the directors elected and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, with respect to each director are as follows:

Director	For	Against	Abstain	Broker Non-Votes
Wade F. B. Thompson	49,024,881	—	4,832,635	—
Jan H. Suwinski	51,050,873	—	2,806,643	—
The terms of directors H. Coleman Davis III, Peter B. Orthwein, William C. Tomson, Neil D. Chrisman, Alan Siegel and Geoffrey A. Thompson continued after the meeting.
For more information on the above matters submitted to a vote of security holders, see the Company’s proxy statement dated October 28, 2005.

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

THOR INDUSTRIES, INC.
(Registrant)

DATE:	February 28, 2006	/s/	Wade F. B. Thompson

Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE:	February 28, 2006	/s/	Walter L. Bennett

Walter L. Bennett
Executive Vice President,
Secretary and Chief Financial Officer