Form 10-Q
period 2006-04-30
THOR INDUSTRIES INC
filed 2006-05-30
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED April 30, 2006	COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/2006
Common stock, par value $.10 per share	56,684,286 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$141,494	$163,596
Investments – short term	125,013	45,219
Accounts receivable:
Trade	217,115	140,927
Other	6,789	5,409
Inventories	200,159	161,770
Prepaid expenses	8,388	5,857
Deferred income taxes	19,323	1,262

Total current assets	718,281	524,040

Property:
Land	23,408	21,339
Buildings and improvements	120,750	109,443
Machinery and equipment	53,742	49,259

Total cost	197,900	180,041
Accumulated depreciation	48,638	40,252

Property, net	149,262	139,789

Investment in Joint ventures	2,664	2,800

Other assets:
Goodwill	165,663	165,662
Non-compete agreements	3,078	3,790
Trademarks	13,900	13,900
Other	9,929	7,898

Total other assets	192,570	191,250

TOTAL ASSETS	$1,062,777	$857,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,311	$118,056
Accrued liabilities:
Taxes	49,510	8,351
Compensation and related items	35,692	28,519
Product warranties	56,840	55,118
Promotions and rebates	11,687	7,362
Product/property liability and related	9,999	7,913
Dividend payable	—	17,000
Other	8,115	6,493

Total current liabilities	333,154	248,812

Deferred income taxes and other liabilities	13,778	11,680
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,040,286 shares @ 4/30/06 and 56,933,483 shares @ 7/31/05; par value of $.10 per share	5,704	5,693
Additional paid-in capital	85,439	82,652
Accumulated other comprehensive income	1,939	943
Retained earnings	635,448	515,877
Restricted stock plan	(552)	(747)
Less Treasury shares of 356,000 @ 4/30/06 & 256,000 @ 7/31/05	(12,133)	(7,031)

Total stockholders’ equity	715,845	597,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,062,777	$857,879

See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE & NINE MONTHS ENDED APRIL 30, 2006 AND 2005

	Three Months Ended April 30		Nine Months Ended April 30
	2006	2005	2006	2005
Net sales	$857,615	$728,693	$2,260,985	$1,898,460

Cost of products sold	729,604	634,658	1,931,369	1,645,818

Gross profit	128,011	94,035	329,616	252,642

Selling, general and administrative expenses	50,317	43,160	135,890	115,203

Interest income	2,552	680	6,270	2,025

Interest expense	347	144	917	254

Other income	243	743	1,169	1,868

Income before income taxes	80,142	52,154	200,248	141,078

Provision for income taxes	29,003	19,204	73,870	52,418

Net income	$51,139	$32,950	$126,378	$88,660

Average common shares outstanding:

Basic	56,656,684	56,732,473	56,605,615	56,801,528

Diluted	57,087,096	57,129,262	56,994,628	57,195,012

Earnings per common share:

Basic	$.90	$.58	$2.23	$1.56
Diluted	$.90	$.58	$2.22	$1.55

Dividends declared per common share:	$.07	$.03	$.12	$.09
See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income	$126,378	$88,660
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	10,023	7,131
Amortization	712	730
Deferred income taxes	(18,149)	—
(Gain) loss on disposition of assets	(11)	74
Loss on disposition of trading investments	403	1,064
Unrealized (gain) on trading investments	(461)	(39)
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	(197,462)	(103,733)
Proceeds from disposition of trading investments	117,726	123,914
Accounts receivable	(77,568)	(49,438)
Inventories	(38,389)	(31,450)
Prepaids and other	(4,427)	(3,751)
Accounts payable	36,747	(9,308)
Accrued liabilities	58,425	9,835
Other liabilities	2,933	348

Net cash provided by operating activities	16,880	34,037

Cash flows from investing activities:
Purchase of property, plant & equipment	(18,263)	(38,568)
Proceeds from disposition of assets	229	35
Acquisitions – Net of cash acquired	—	(28,022)

Net cash used in investing activities	(18,034)	(66,555)

Cash flows from financing activities:
Cash dividends	(23,807)	(5,126)
Purchase of common stock for retirement	—	(8,490)
Purchase of common stock held as treasury shares	—	(4,601)
Proceeds from issuance of common stock	1,863	814
Retirement of acquired debt	—	(1,001)

Net cash used in financing activities	(21,944)	(18,404)

Effect of exchange rate changes on cash	996	489

Net decrease in cash and equivalents	(22,102)	(50,433)
Cash and equivalents, beginning of period	163,596	136,120

Cash and equivalents, end of period	$141,494	$85,687

Supplemental cash flow information:
Income taxes paid	$52,057	$52,586
Interest paid	917	254
Non cash transactions:
Retirement of treasury shares	$—	$8,490
Capital expenditures in accounts payable	1,406	—
Purchase of treasury shares	5,102	2,430
Incentive stock option disqualifying disposition	339	—
Cancellation of restricted stock	42	—
     See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2005 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. The results of operations for the three and nine months ended April 30, 2006 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	April 30, 2006	July 31, 2005
Raw materials	$101,124	$78,493
Chassis	45,544	29,506
Work in process	45,762	55,413
Finished goods	28,553	14,196

Total	220,983	177,608
Less excess of FIFO costs over LIFO costs	20,824	15,838

Total inventories	$200,159	$161,770

3.	Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Weighted average shares outstanding for basic earnings per share	56,656,684	56,732,473	56,605,615	56,801,528
Stock options and restricted stock	430,412	396,789	389,013	393,484

Total — For diluted shares	57,087,096	57,129,262	56,994,628	57,195,012

4.	Comprehensive Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Net income	$51,139	$32,950	$126,378	$88,660
Foreign currency translation adjustment	156	(238)	996	490

Comprehensive income	$51,295	$32,712	$127,374	$89,150

5.	Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Net Sales:
Recreation vehicles:
Towables	$615,043	$497,032	$1,606,140	$1,302,690
Motorized	161,593	165,758	424,528	421,423

Total recreation vehicles	776,636	662,790	2,030,668	1,724,113
Buses	80,979	65,903	230,317	174,347

Total	$857,615	$728,693	$2,260,985	$1,898,460

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Income Before Income Taxes:
Recreation vehicles:
Towables	$71,888	$44,119	$183,314	$121,511
Motorized	7,756	7,421	18,293	19,207

Total recreation vehicles	79,644	51,540	201,607	140,718
Buses	2,034	2,641	6,013	5,109
Corporate	(1,536)	(2,027)	(7,372)	(4,749)

Total	$80,142	$52,154	$200,248	$141,078

	April 30, 2006	July 31, 2005
Identifiable Assets:
Recreation vehicles:
Towables	$503,856	$384,292
Motorized	166,902	126,045

Total recreation vehicles	670,758	510,337
Buses	105,886	96,942
Corporate	286,133	250,600

Total	$1,062,777	$857,879

6.	Treasury Shares

The Company purchased 100,000 shares of treasury stock in April 2006 at an average cost of $51. The cash outlay occurred in May 2006. The Company purchased 256,000 shares of treasury stock in April 2005 at an average cost of $27. Of these shares 90,000 shares were paid for in May 2005. The Company also purchased and retired 323,200 shares of treasury stock in the first quarter of fiscal 2005 at an average cost of $26.27 per share. This retirement resulted in a reduction of $32 in common stock and $458 in additional paid-in-capital and $8,000 in retained earnings.
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
9.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	April 30, 2006		July 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889	$12,811	$15,889	$12,099

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Non-compete Agreements:
Amortization Expense	$237	$259	$712	$730
Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2006	$949
For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
There was no change in the carrying amount of goodwill and trademarks for the nine month period ended April 30, 2006.

As of April 30, 2006, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.	Warranty

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Beginning Balance	$53,882	$49,152	$55,118	$45,829
Provision	17,428	16,752	45,281	44,133
Payments	14,470	12,923	43,559	38,076
Acquisitions	—	—	—	1,095

Ending Balance	$56,840	$52,981	$56,840	$52,981

11.	Commercial Commitments

Our principal commercial commitments at April 30, 2006 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$3,440	less than 1 year
Standby repurchase obligation on dealer financing	$877,967	less than 1 year
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,864 and $1,368 as of April 30, 2006 and July 31, 2005, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Cost of units repurchased	$881	$2,313	$2,984	$9,149

Realization on units resold	749	1,959	2,555	7,433

Losses due to repurchase	$132	$354	$429	$1,716

12.	Stock-Based Compensation

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

A summary of option activity under the 1999 Stock Option Plan for the nine months ended April 30, 2006 is as follows:

		Weighted	Weighted Avg.
		Avg. Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding, August 1, 2005	704,041	$19.63	—	—
Granted	—	—	—	—
Exercised	111,003	16.78	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—

Outstanding, April 30, 2006	593,038	20.17	6.9	$17,976

Exercisable, April 30, 2006	429,010	17.23	6.5	$14,263
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

For the three and nine months ended April 30, 2006, the Company recorded expense of $220 and $638 respectively for stock option awards. At April 30, 2006, there was $716 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.1 years.

Cash received from stock option exercises for the three and nine months ended April 30, 2006 was $607 and $1,863 respectively. The total intrinsic value of stock options exercised was $3,260 for the nine months ended April 30, 2006.

Exercises of options are satisfied with the issuance of new shares from authorized shares.

Stock Awards – The Company has a stock award plan which allows for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years.

A summary of stock award activity under this Plan for the nine months ended April 30, 2006 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested, August 1, 2005	115,700	$12.93
Granted	—	—
Vested	16,800	5.77
Forfeited	4,200	9.98

Nonvested, April 30, 2006	94,700	$14.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three and nine months ended April 30, 2006, the Company recorded expense of $31 and $153, respectively for restricted stock awards. At April 30, 2006, there was $553 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 2.6 years.
The total fair value of restricted shares vested during the nine months ended April 30, 2006 is $604.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and a major manufacturer of commercial buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), with our 2004 acquisition of CrossRoads RV, gives us an approximate 32% market share. In the motorized segment of the industry we have an approximate 13% market share. Our market share in small and mid-size commercial buses is approximately 38%. We entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
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
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing. We have a joint venture, Thor Credit, operated by GE Consumer Finance, which provides retail credit to ultimate purchasers of any recreation vehicle purchased from a Thor dealer. This retail credit program for recreation vehicles is not limited to Thor product only.
For management and reporting purposes, we segment our business into towable recreation vehicles, motorized recreation vehicles and buses.
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow five times as fast as the expected growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Survey, Inc. were approximately even with last year for the 3-months ended March 31, 2006; however, the motorized segment was down approximately 19%. Higher interest rates and fuel prices appear to have affected the motorized segment more severely.

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
THREE MONTHS ENDED APRIL 30, 2006 VS. THREE MONTHS ENDED APRIL 30, 2005

	Three Months Ended		Three Months Ended		Change
	April 30, 2006		April 30, 2005		Amount	%
NET SALES:
Recreation Vehicles
Towables	$615,043		$497,032		$118,011	23.7
Motorized	161,593		165,758		(4,165)	(2.5)

Total Recreation Vehicles	776,636		662,790		113,846	17.2
Buses	80,979		65,903		15,076	22.9

Total	$857,615		$728,693		$128,922	17.7

# OF UNITS:
Recreation Vehicles
Towables	31,729		25,222		6,507	25.8
Motorized	2,190		2,436		(246)	(10.1)

Total Recreation Vehicles	33,919		27,658		6,261	22.6
Buses	1,438		1,149		289	25.2

Total	35,357		28,807		6,550	22.7

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$105,743	17.2	$72,670	14.6	$33,073	45.5
Motorized	15,830	9.8	15,692	9.5	138	0.9

Total Recreation Vehicles	121,573	15.7	88,362	13.3	33,211	37.6
Buses	6,438	8.0	5,673	8.6	765	13.5

Total	$128,011	14.9	$94,035	12.9	$33,976	36.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$33,914	5.5	$28,607	5.8	$5,307	18.6
Motorized	8,074	5.0	8,271	5.0	(197)	(2.4)

Total Recreation Vehicles	41,988	5.4	36,878	5.6	5,110	13.9
Buses	4,092	5.1	2,937	4.5	1,155	39.3
Corporate	4,237	.5	3,345	.5	892	26.7

Total	$50,317	5.9	$43,160	5.9	$7,157	16.6

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$71,888	11.7	$44,119	8.9	$27,769	62.9
Motorized	7,756	4.8	7,421	4.5	335	4.5

Total Recreation Vehicles	79,644	10.3	51,540	7.8	28,104	54.5
Buses	2,034	2.5	2,641	4.0	(607)	(23.0)
Corporate	(1,536)	(.2)	(2,027)	(.2)	491	24.2

Total	$80,142	9.3	$52,154	7.2	$27,988	53.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED
($ in 000)
Net sales and gross profit for the third quarter of fiscal 2006 were up 17.7% and 36.1% respectively compared to the third quarter of fiscal 2005. Income before income taxes for the third quarter of fiscal 2006 was up 53.7% compared to the third quarter of fiscal 2005. Selling, general and administrative expenses increased 16.6% compared to the third quarter of fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below
Corporate costs in selling, general and administrative were $4,237 for the third quarter of fiscal 2006 compared to $3,345 for the third quarter of fiscal 2005. This increase of $892 is primarily the result of increased insurance costs, legal expenses and cost of compliance with Sarbanes-Oxley.
Net sales and income before income taxes for the third quarter of fiscal 2006 included net sales and income before income taxes of $11,467 and $8 respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for the third quarter of fiscal 2006 was 36.2% compared to 36.8% for the third quarter of fiscal 2005.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact from Internal Growth
	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	(2.1)%	25.8%	23.7%
Motorized	7.6%	(10.1)%	(2.5)%
TOWABLE RECREATION VEHICLES
The increase in towables net sales of 23.7% resulted primarily from an increase in unit shipments of 25.8%. The overall industry increase in towables for February and March of 2006 was 19.9% according to statistics published by the Recreation Vehicle Industry Association. Decreases in the average price per unit resulted from product mix. We estimate that approximately $8,581 or 1.4% of towable net sales, were related to Hurricane relief units which were sold through our dealer network. We have no comparable industry statistics for the total Hurricane relief units sold.
Towables gross profit percentage increased to 17.2% of net sales for the third quarter of fiscal 2006 from 14.6% of net sales for the third quarter of fiscal 2005. The primary factor for the 45.5% increase in gross profit was the 23.7% increase in net sales, improved manufacturing cost and reduced warranty as a percentage of sales. Selling, general and administrative expenses were 5.5% of net sales for the third quarter of fiscal 2006 and 5.8% of net sales for the third quarter of fiscal 2005.
Towables income before income taxes increased to 11.7% of net sales for the third quarter of fiscal 2006 from 8.9% of net sales for the third quarter of fiscal 2005. The primary factors for this increase was our 23.7% revenue increase and reduced manufacturing and warranty costs as a percent of sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 2.5% resulted from a 10.1% decrease in unit sales offset by price increase and product mix. The decrease in units sold of approximately 10.1% outperformed the overall market decrease in motorhomes of 13.3% for the two month period February and March 2006 (according to statistics published by the Recreation Vehicle Industry Association). Increases in the average price per unit resulted from the combination of price increases and product mix.
Motorized gross profit percentage increased to 9.8% of net sales for the third quarter of fiscal 2006 from 9.5% of net sales for the third quarter of fiscal 2005. Selling, general and administrative expenses were 5.0% of net sales for the third quarter of fiscal 2006 and fiscal 2005.
Motorized income before income taxes was 4.8% of net sales for the third quarter of fiscal 2006 and 4.5% of net sales for the third quarter of fiscal 2005.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact	Impact from Internal Growth
	from Acquisition	Average Price Per Unit	Units	Net Change
Buses	17.4%	5.7%	(.2)%	22.9%
The increase in buses net sales of 22.9% resulted from a combination of an increase in both average price per unit and our acquisition of Goshen Coach.
Buses gross profit percentage decreased to 8.0% of net sales for the third quarter of fiscal 2006 from 8.6% of net sales for the third quarter of fiscal 2005 due to the low gross profit on bus contracts assumed in the purchase of Goshen Coach. Selling, general and administrative expenses were 5.1% of net sales for fiscal 2006 and 4.5% for the third quarter of fiscal 2005. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increased legal and insurance expenses associated with a settled liability claim of $1,000.
Buses income before income taxes decreased to 2.5% of net sales for the third quarter of fiscal 2006 from 4.0% for the third quarter of fiscal 2005. The primary reason for the decrease is the inclusion of Goshen Coach as mentioned above and the settling of a $1,000 liability claim.
ORDER BACKLOG
$(in 000’s)

	As of	As of	Change
	April 30, 2006	April 30, 2005	Amount	%
Recreation Vehicles
Towables	$369	$183	$186	101.6
Motorized	132	132	—	—

Total Recreation Vehicles	501	315	186	59.0
Buses	197	140	57	40.7

Total	$698	$455	$243	53.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
NINE MONTHS ENDED APRIL 30, 2006 VS. NINE MONTHS ENDED APRIL 30, 2005

	Nine Months		Nine Months		Change
	April 30, 2006		April 30, 2005		Amount	%
NET SALES:
Recreation Vehicles
Towables	$1,606,140		$1,302,690		$303,450	23.3
Motorized	424,528		421,423		3,105	0.7

Total Recreation Vehicles	2,030,668		1,724,113		306,555	17.8
Buses	230,317		174,347		55,970	32.1

Total	$2,260,985		$1,898,460		$362,525	19.1

# OF UNITS:
Recreation Vehicles
Towables	83,289		66,569		16,720	25.1
Motorized	5,695		5,968		(273)	(4.6)

Total Recreation Vehicles	88,984		72,537		16,447	22.7
Buses	4,227		3,047		1,180	38.7

Total	93,211		75,584		17,627	23.3

		% of		% of
		Segment		Segment
		Net Sales		Net Sales

GROSS PROFIT:
Recreation Vehicles
Towables	$273,265	17.0	$196,777	15.1	$76,488	38.9
Motorized	39,007	9.2	40,972	9.7	(1,965)	(4.8)

Total Recreation Vehicles	312,272	15.4	237,749	13.8	74,523	31.3
Buses	17,344	7.5	14,893	8.5	2,451	16.5

Total	$329,616	14.6	$252,642	13.3	$76,974	30.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$90,167	5.6	$75,451	5.8	$14,716	19.5
Motorized	20,711	4.9	21,706	5.2	(995)	(4.6)

Total Recreation Vehicles	110,878	5.5	97,157	5.6	13,721	14.1
Buses	10,709	4.6	9,749	5.6	960	9.8
Corporate	14,303	0.6	8,297	0.4	6,006	72.4

Total	$135,890	6.0	$115,203	6.1	$20,687	18.0

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$183,314	11.4	$121,511	9.3	$61,803	50.9
Motorized	18,293	4.3	19,207	4.6	(914)	(4.8)

Total Recreation Vehicles	201,607	9.9	140,718	8.2	60,889	43.3
Buses	6,013	2.6	5,109	2.9	904	17.7
Corporate	(7,372)	0.3	(4,749)	(.3)	(2,623)	(55.2)

Total	$200,248	8.9	$141,078	7.4	$59,170	41.9

CONSOLIDATED
($ in 000)
Net sales and gross profit for the nine months of fiscal 2006 were up 19.1% and 30.5% respectively compared to the nine months of fiscal 2005. Income before income taxes for the nine months of fiscal 2006 was up 41.9% compared to the nine months of fiscal 2005. Selling, general and administrative expenses increased 18.0% compared to fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate costs in selling, general and administrative were $14,303 for the nine months of fiscal 2006 compared to $8,297 in fiscal 2005. This increase of $6,006 is primarily the result of increased insurance costs, legal expenses and cost of compliance with Sarbanes-Oxley.
Net sales and income before income taxes for the nine months of fiscal 2006 included net sales and income before income taxes of $135,287 and $18,848 respectively compared to net sales of $44,156 and income before income taxes of $3,736 for the nine months of 2005 for CrossRoads RV acquired November 1, 2004. Net sales and loss before income taxes for the nine months of fiscal 2006 were $30,854 and $853 respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for the nine months of fiscal 2006 was 36.9% compared to 37.2% for the nine months of fiscal 2005.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact	Average Price
	from Acquisition	Per Unit	Units	Net Change
Recreation Vehicles
Towables	3.0%	(1.9)%	22.2%	23.3%
Motorized	—	5.3%	(4.6)%	.7%
TOWABLE RECREATION VEHICLES
The increase in towables net sales of 23.3% resulted primarily from an increase in unit shipments. The overall industry increase in towables for August 2005 through March 2006 was 21.7% according to statistics published by the Recreation Vehicle Industry Association. Decreases in the average price per unit resulted from product mix. We estimate that approximately $122,258 or 7.6% of towable net sales, were related to Hurricane relief units sold through our dealer network. We have no comparable industry statistics for the total Hurricane relief units sold.
Towables gross profit percentage increased to 17.0% of net sales for fiscal 2006 from 15.1% of net sales for fiscal 2005. The primary factor for the 38.9% increase in gross profit was the 23.3% increase in net sales and lower manufacturing and warranty costs. Selling, general and administrative expenses were 5.6% of net sales for fiscal 2006 and 5.8% of net sales for fiscal 2005.
Towables income before income taxes increased to 11.4% of net sales for fiscal 2006 from 9.3% of net sales for fiscal 2005. The primary factors for this increase was our 23.3% revenue increase and reduced manufacturing and warranty costs as a percent of sales.
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales of .7% resulted from an increase in average price per unit. The decrease in units sold of approximately 4.6% outperformed the overall market decrease in motorhomes of 14.5% for August 2005 through March 2006 according to statistics published by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from the combination of price increases and product mix.
Motorized gross profit percentage decreased to 9.2% of net sales for fiscal 2006 from 9.7% of net sales for fiscal 2005. The primary factor for the decreased gross profit in 2006 was due to the decision to not produce a planned motorized product line. The impairment charge associated with the decision was $1,360 and is included in cost of products sold. The balance of the decrease in gross margin is related to reduced unit sales. Selling, general and administrative expenses were 4.9% of net sales for fiscal 2006 and 5.2% of net sales for fiscal 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Motorized income before income taxes was 4.3% of net sales for fiscal 2006 and 4.6% of net sales for fiscal 2005.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact	Impact from Internal Growth
	from Acquisition	Average Price Per Unit	Units	Net Change
Buses	17.7%	8.0%	6.4%	32.1%
The increase in buses net sales of 32.1% resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of Goshen Coach. The increase in units sold of approximately 38.7% would have been 6.4% excluding Goshen Coach. The unit sales increases are indicative of an expected replacement cycle on our buses the majority of which have a 5 year useful life. However, replacement of many older buses were delayed due to decline in the travel industry subsequent to the 9/11 terrorist attacks.
Buses gross profit percentage decreased to 7.5% of net sales for fiscal 2006 from 8.5% of net sales for fiscal 2005 due to the low gross profit on bus contracts assumed in the purchase of Goshen Coach. Selling, general and administrative expenses were 4.6% of net sales for fiscal 2006 and 5.6% for fiscal 2005. The reduction in selling, general and administrative expenses as a percentage of net sales is primarily due to reduced legal and settlement costs in fiscal 2006.
Buses income before income taxes decreased to 2.6% of net sales for fiscal 2006 from 2.9% for fiscal 2005. The primary reason for the decrease is the loss at Goshen Coach.
Financial Condition and Liquidity
$ (in 000)
As of April 30, 2006, we had $266,507 in cash, cash equivalents and short-term investments, compared to $208,815 on July 31, 2005. Short term investments, which are principally investment grade securities composed of asset-based notes, mortgage-backed notes, auction rate securities and corporate bonds, are generally bought and held for sale in the near term and are classified as trading securities. Trading securities are carried at fair market value. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.
Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in interest rates will have a significant impact on our financial position or results of future operations.
Working capital at April 30, 2006 was $385,127 compared to $275,228 on July 31, 2005. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2006. There were no borrowings on this line of credit during the nine months ended April 30, 2006. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. Capital expenditures of approximately $19,669 for the nine months ended April 30, 2006 were primarily for planned expansions and improvements of $18,213 at our recreation vehicle facilities and $1,456 for our bus operations, primarily at our new Goshen Coach facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company anticipates additional capital expenditures in fiscal 2006 of approximately $11,000. These expenditures will be made primarily to expand our RV companies and for replacement of machinery and equipment to be used in the ordinary course of business.
Critical Accounting Policies
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
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a trust and are estimated using historical claims’ experience. We have a self-insured retention for products liability and personal injury matters of $5,000,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.
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
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, fuel prices, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
There have been no changes in the Company’s internal control over financial reporting during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — Other Information
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
February 2006	—	—	—	1,132,800

March 2006	—	—	—	1,132,800

April 2006	100,000	$51.01	100,000	1,032,800

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. At April 30, 2006, 1,032,800 common stock remained authorized for repurchase under the repurchase program.
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

THOR INDUSTRIES, INC.
(Registrant)

DATE: May 30, 2006	/s/	Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President
and Chief Executive Officer

DATE: May 30, 2006	/s/	Walter L. Bennett
Walter L. Bennett
Executive Vice President,
Secretary and Chief Financial Officer