Form 10-K
period 2006-07-31
THOR INDUSTRIES INC
filed 2006-09-28
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2006, Commission File Number 1-9235
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑       No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes ☐       No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2006 was $1,524,716,772, based on the closing price of the registrant’s common shares on January 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of August 31, 2006 was 55,699,086. Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 5, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Our principal recreation vehicle operating subsidiaries are Airstream, Inc. (Airstream), CrossRoads RV (CrossRoads), Dutchmen Manufacturing, Inc. (Dutchmen), Four Winds International, Inc. (Four Winds), Keystone RV Company (Keystone), Komfort Corp. (Komfort), Citair, Inc. (Citair), Thor California, Inc. (Thor California), and Damon Corporation (Damon). Our principal bus operating subsidiaries are Champion Bus, Inc. (Champion), ElDorado National California, Inc. (ElDorado California), ElDorado National Kansas, Inc. (ElDorado Kansas) and Goshen Coach, Inc. (Goshen Coach).
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
The purchase price paid by us for the acquisition of the stock of CrossRoads was $28,030, which was payable in cash and was funded from our cash on hand. The fair value of assets acquired and liabilities assumed was $32,958 and $4,928 respectively. The purchase price allocation includes $1,176 of non-compete agreements, which will be amortized over two to seven years, $20,485 of goodwill and $794 for trademarks that are not subject to amortization.
On May 27, 2005, we completed our acquisition of the Goshen Coach Division of Veritrans Specialty Vehicles, Inc. pursuant to an asset purchase agreement dated May 26, 2005 for cash of $10,083. The fair value of assets acquired and liabilities assumed was $10,354 and $271 respectively.
Recreation Vehicles
Airstream
Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade name Airstream Classic. Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream Safari, International, Bambi and Base Camp travel trailers. Airstream also sells the Interstate and Westfalia Class B motorhomes.
Dutchmen
Our Dutchmen subsidiary manufactures and sells conventional travel trailers and fifth wheels primarily under the trade names Dutchmen, Four Winds, Aero, T@b, Grand Junction and Colorado.

Four Winds
Our Four Winds subsidiary manufactures and sells gasoline and diesel Class C and Class A motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Mandalay, Presidio, Dutchmen, Chateau and Fun Mover.
CrossRoads
Our CrossRoads subsidiary manufacturers and sells conventional travel trailers and fifth wheels under the trade names Paradise Pointe, Cross Terrain, Cruiser, Zinger and Sunset Trail.
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
Damon Motor Coach
Damon Motor Coach manufactures and sells gasoline and diesel Class A motor homes under the names Daybreak, Intruder, Challenger, Astoria, Tuscany and Outlaw.
Breckenridge
Breckenridge is the park model division of Damon Corporation. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.
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
ElDorado National manufactures and sells buses under trade names such as Aerolite, AeroElite, Aerotech, Escort, MST, Transmark, EZ Rider, and Axess, its 40 foot bus. ElDorado National’s plants are located in Salina, Kansas and Riverside, California.
Champion Bus
Champion manufactures and sells small and mid-size buses under trade names such as Challenger, Defender, and Crusader.
Goshen Coach
Goshen Coach manufactures and sells small and mid-size buses under trade names such as GC II and Pacer.
We believe that our bus division is the largest unit manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid-Size Bus Manufacturers Association.

Product Line Sales and Segment Information
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall & Oliver, Keystone, Komfort, and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas, and Goshen Coach.
The table below sets forth the contribution of each of the Company’s product lines to net sales in each of the last three fiscal years.

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Recreation Vehicles:
Towables	$2,173,483	71	$1,742,318	68	$1,433,997	65
Motorized	577,025	19	566,138	22	539,010	25

Total Recreation Vehicles	2,750,508	90	2,308,456	90	1,973,007	90

Buses	315,768	10	249,895	10	214,732	10

Total Net Sales	$3,066,276	100	$2,558,351	100	$2,187,739	100

Additional information concerning business segments is included in Note L of the Notes to the Company’s Consolidated Financial Statements.
Recreation Vehicles
Overview
We manufacture and sell a wide variety of recreation vehicles throughout the United States and Canada, as well as related parts and accessories. Recreation vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (RVIA). The principal types of recreation vehicles that we produce include conventional travel trailers, fifth wheels, Class A and Class C motorhomes and park models.
Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUV’s or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce “conventional,” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of the pickup truck.
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

Production
In order to minimize finished inventory, our recreation vehicles generally are produced to order. Our facilities are designed to provide efficient assembly line manufacturing of products. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities and equipment.
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
Marketing and Distribution
We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2006, there were approximately 1,500 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor’s products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.
Each of our recreation vehicle operating subsidiaries has an independent sales force to call on their dealers. Our most important sales promotions occur at the major recreation vehicle shows for dealers which take place throughout the year at different locations across the country. We benefit from the recreation vehicle awareness advertising and major marketing programs sponsored by the RVIA in national print media and television. We engage in a limited amount of consumer-oriented advertising for our recreation vehicles, primarily through industry magazines, the distribution of product brochures, direct mail advertising campaigns and the internet.
In our selection of individual dealers, we emphasize the dealer’s financial strength to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 8% of our consolidated net sales of recreation vehicles during fiscal 2006.
Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 10 days thereafter. We generally do not finance dealer purchases. Most dealers are financed on a “floorplan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request and after completion of a credit investigation of the dealer involved. Repurchase agreements provide that for up to 12 months after a unit is financed and in the event of default by the dealer we will repurchase the unit repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the high resale value of the units which we would be required to repurchase. In our experience, losses under repurchase agreements have not been significant and we believe that any future losses under these agreements would not have a material adverse effect on our company.
The losses incurred due to repurchase were approximately $648, $1,865 and $642 in fiscal 2006, 2005 and 2004, respectively.
Joint Ventures
In March 1996, our Company and Cruise America, Inc. formed a 50/50 ownership joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2006 we were contingently liable for repurchase obligations of CAT Joint Venture inventory in the amount of approximately $9,500.
Thor Credit Corporation, operated by GE Consumer Finance, provides retail credit to ultimate purchasers of any recreation vehicle purchased from a Thor dealer. This retail credit program is not limited to Thor products.
Backlogs
As of July 31, 2006, the backlog for towable and motorized recreation vehicle orders was approximately $229,823 and $103,214, respectively, compared to $202,177 and $133,924 respectively, at July 31, 2005. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is quite short.
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
Production
Our bus production facilities in Salina, Kansas; Riverside, California; Imlay City, Michigan; and Elkhart, Indiana are designed to provide efficient assembly line manufacturing of our buses. The vehicles are produced according to specific orders which are normally obtained by dealers. In April 2004, we moved out of leased premises in Chino, CA to new owned facilities in Riverside, CA.
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

Marketing and Distribution
We market our small and mid-size buses through a network of 80 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2006, one of our dealers accounted for 17% of the Company’s bus net sales and another accounted for 11%. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.
Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.
Backlog
As of July 31, 2006 the backlog for bus orders was approximately $216,454 compared to $130,566 at July 31, 2005. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in fiscal 2007.
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
Competition
Recreation Vehicles
The recreation vehicle industry is characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling prod-

ucts which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality, and service. We believe that the quality, design, and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue. According to Statistical Surveys our market shares for travel trailers and fifth wheels is 32% and motorhomes are at 15%.
Small and Mid-Size Buses
We estimate that we have a 39% market share of the U.S. and Canadian small and mid-size bus market after accounting for the acquisition of Goshen Coach on May 27, 2005. Our competitors offer lines of buses which compete with all of our products. Price, quality, and delivery are the primary competitive factors. As with recreation vehicles, we believe that the quality, design, and price of small and mid-size buses, the warranty coverage and service that we provide, and the loyalty of our customers allow us to compete favorably with similar products of our competitors.
Trademarks and Patents
We have registered United States and Canadian trademarks or licenses covering the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.
Employee Relations
At July 31, 2006, we had approximately 9,117 employees in the United States and 246 employees in Canada. Of these 9,363 employees, 1,112 are salaried. Citair’s approximately 210 hourly employees are currently represented by certified labor organizations. Our Citair Hensall division contract was ratified on January 13, 2004 and will expire on September 30, 2006. Citair Oliver’s contract was ratified on October 17, 2003 and will expire on October 16, 2008. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.
Information About Foreign and Domestic Operations and Export Sales
Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 1.3% and 10.0% in fiscal 2006, 1.5% and 9.8% in fiscal 2005, and 1.5% and 7.0% in fiscal 2004 respectively of our total net sales to unaffiliated customers.
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
Available Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders are made available, free of charge, on our web site, http://www.thorindustries.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.
ITEM 1A. RISK FACTORS
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
External Factors Affecting Any Business.
Companies within the recreation vehicle and bus industries are subject to volatility in operating results due to external factors such as general economic conditions, including consumer confidence, employment rates, prevailing interest rates, inflation, and other economic conditions affecting consumer attitudes and disposable consumer income generally, demographic changes and political changes. Specific factors affecting the recreation vehicle and bus industries include:
•	overall consumer confidence and the level of discretionary consumer spending;

•	inventory levels, including the level of retail sales by our dealers;

•	general economic conditions;

•	demographics, such as the retirement of “baby boomers”;

•	interest rates;

•	employment trends;

•	the amount of backlog, which may be a predictor of near-term future revenues;

•	fuel availability and prices;

•	the adverse impact of terrorism on consumer spending and travel related activities; and

•	adverse impact on our margins of increases in raw material costs which we are unable to pass on to customers without negatively affecting sales.
Two dealers accounted for 28% of our bus sales. Loss of either dealer could have a significant effect on our bus business.
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
Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of chassis for our motor homes and buses, where Ford Motor Company and General Motors are the dominant suppliers. The recreation vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreation vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motor home or bus chassis, or if as a group all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely effected. Similarly, shortages at, or production delays or work stoppages by the employees of Ford Motor

Company, General Motors or other chassis suppliers could have a material adverse effect on our sales. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either our company or the chassis supplier. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.
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
Wade F. B. Thompson, our President and Chief Executive Officer and Chairman of our board of directors, owns directly or indirectly voting control over an aggregate of 16,546,470 shares of our common stock, representing 29.7% of our issued and outstanding voting stock as of August 31, 2006. As a result, Mr. Thompson will be able to significantly influence most matters requiring approval by our shareholders, including the election of board members and the approval of mergers or other business combination transactions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We own or lease approximately 6,024,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities, together with facilities planned for fiscal 2007, are adequate for our current and foreseeable purposes and that we would be able to obtain replacement for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our facilities as of July 31, 2006.

			Approximate
			Building
		No. of	Area
Location	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Hensall, Ontario, Canada (Citair)	Owned	1	97,000
Oliver, B.C., Canada (Citair)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	2	110,000
Burley, ID (Dutchmen)	Owned	5	162,000
Goshen, IN (Dutchmen)	Owned	12	513,000
Bristol, IN (Dutchmen)	Owned	1	66,000
Bristol, IN (Aero-Dutchmen) (2)	Leased	1	40,000
Goshen, IN (Aero-Dutchmen) (2)	Leased	1	23,000
Syracuse, IN (Aero-Dutchmen)	Owned	3	133,000
Syracuse, IN (Aero-Dutchmen) (1)	Leased	1	49,000
Elkhart, IN (Four Winds)	Owned	9	707,000
Elkhart, IN (Four Winds) (3)	Leased	2	67,000
Elkhart, IN (Damon)	Owned	6	227,000
Elkhart, IN (Damon) (4)	Leased	3	41,000
Napanee, IN (Breckenridge)	Owned	2	144,000
Topeka, IN (CrossRoads)	Owned	4	195,000
Bristol, IN (CrossRoads) (5)	Leased	2	67,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (Thor California) (6)	Leased	3	166,000
Moreno Valley, CA (Thor California) (7)	Leased	1	49,000
Moreno Valley, CA (Thor California)	Owned	1	63,000
Goshen, IN (Keystone) (8)	Leased	9	472,000
Goshen, IN (Keystone)	Owned	13	989,000
Howe, IN (Keystone) (10)	Leased	1	168,000
Pendleton, OR (Keystone)	Owned	1	146,000
Pendleton, OR (Keystone) (9)	Leased	1	63,000

Buses:
Salina, KS (ElDorado Kansas)	Owned	2	252,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus)	Owned	5	201,000
Elkhart, IN (Goshen Coach)	Owned	3	126,000

Total		107	6,024,000

(1)	This location is occupied under a net lease which expires in 2010 with option to purchase.

(2)	This location is occupied under a net lease which expires in 2008.

(3)	These locations are occupied under net leases expiring at various times starting in 2007 thru 2008.

(4)	These locations are occupied under net leases expiring at various times starting in 2006 thru 2013.

(5)	These locations are occupied under net leases expiring at various times starting in 2006 and 2007.

(6)	This location is occupied under a net lease which expires in 2008.

(7)	This location is occupied under a net lease which expires October 2010.

(8)	These locations are occupied under net leases, expiring at various periods starting in 2007 thru 2012. Leases have extensions and or options to purchase.

(9)	This location is occupied under a net lease expiring in November 2011 with an option to renew for 7 years.

(10)	This location is occupied under a net lease expiring in 2010.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters submitted.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
The Company’s Common Stock is traded on the New York Stock Exchange. Set forth below is the range of high and low prices for the common stock for each quarter during the Company’s two most recent fiscal years, as quoted in the New York Stock Exchange Monthly Market Statistics and Trading Reports.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	$36.39	$30.63	$31.40	$24.16
Second Quarter	43.46	31.66	37.99	27.55
Third Quarter	56.93	41.65	36.76	26.27
Fourth Quarter	53.28	42.00	36.52	27.00
(b) Holders
As of August 31, 2006, the number of holders of record of the Company’s common stock was 168.
(c) Dividends
We paid a special $.25 per share dividend as well as a $.05 dividend in our first quarter of fiscal 2006. For the second quarter of fiscal 2006 we paid a $.05 per share dividend. In the third and fourth quarters of fiscal 2006, we paid a $.07 per share dividend in each quarter. In fiscal 2005 we paid quarterly dividends of $.03 per share in each of the four quarters. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the Board of Directors may deem revelant. There are no limitations to the Company’s ability to pay dividends pursuant to any credit facility.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of July 31, 2006 about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under all the Company’s existing equity compensation plans, including the Thor Industries, Inc. 1999 Stock Option Plan and the Thor Industries, Inc. 1997 Restricted Stock Plan.
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	533,038	$21.29	666,003
Equity compensation plans not approved by security holders (1)	—	NA	398,013

Total	533,038	$21.29	1,064,016

(1)	Constitutes shares remaining available for issuance under the Thor Industries, Inc. Restricted Stock Plan (the “Stock Plan”). The Stock Plan, which was adopted in 1997, is intended to advance the interests of the Company, its stockhold-

ers, its subsidiaries and its affiliates by encouraging and enabling inside directors, officers and other employees to acquire and retain a proprietary interest in the Company by ownership of its stock. The Compensation Committee of the Board of Directors, which administers the Stock Plan, may, at any time and from time to time, make grants to plan participants in such amounts as it shall determine. Each grant vests as determined by the Compensation Committee but, in any event, each grant automatically vests upon the earliest of (x) the termination by the Company of the recipient other than for cause and (y) the recipient’s death, disability or retirement.
(e) Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Maximum Number
	(a) Total Number	(b) Average	(or Units) Purchased as	of Shares that
	of Shares (or units)	Price Paid Per	Part of Publicly Announced	May Yet Be Purchased
Period	Purchased	Share (or Unit)	Plans or Programs (1)	Under the Plans or Programs
May 2006	—	—	—	1,032,800
June 2006	728,600	$44.82	728,600	2,304,200
July 2006	316,600	$43.29	316,600	1,987,600

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. On June 26, 2006 our Board of Directors authorized the repurchase of an additional 2,000,000 shares extending over a 24-month period before expiring. At July 31, 2006, 1,987,600 shares of common stock remained authorized for repurchase under the repurchase program.
ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended July 31,
	2006	2005	2004	2003	2002

Income statement data:
Net sales (2) (3)	$3,066,276	$2,558,351	$2,187,739	$1,571,404	$1,245,300
Net income (2) (3)	172,446	121,767	106,085	78,631	51,182
Earnings per common share (1) (2) (3)
Basic	3.05	2.15	1.85	1.38	.94
Diluted	3.03	2.13	1.84	1.37	.94
Dividends declared per common share (1)	.19	.42	.09	.025	.02
Dividends paid per common share (1)	.49	.12	.09	.025	.02
Balance sheet data:
Total assets (2) (3)	$1,011,842	$857,879	$762,587	$608,941	$497,503

(1)	Per share amounts were adjusted for the two-for-one stock split in January 2004 and July 2002.

(2)	Selected financial data for 2006, 2005 and 2004 include the results of Damon Corporation, which was acquired on September 2, 2003. Selected financial data for 2006, 2005, 2004, 2003 and 2002 include the results of Keystone RV Company, which was acquired on November 9, 2001.

(3)	Selected financial data for 2006 and 2005 includes the results of CrossRoads RV, which was acquired on November 1, 2004, and Goshen Coach, Inc. which was acquired on May 27, 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and a major manufacturer of commercial buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), with the acquisition of CrossRoads RV, gives us an approximate 32% market share. In the motorized segment of the industry we have an approximate 15% market share. Our market share in small and mid-size buses is approximately 39%. We entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We invested significant capital to modernize and expand our plant facilities and have expended approximately $31,008 for that purpose in fiscal 2006.
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
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow five times as fast as the expected growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were approximately even with last year for the 6 months ended June 30, 2006; however the motorized segment was down approximately 14%. Higher interest rates and fuel prices appear to affect the motorized segment more severely.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life, so many of the buses are being replaced. According to Mid Size Bus Manufacturers Association unit sales of small and mid-sized buses are up 11% in the 6 months ended June 30, 2006.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
FISCAL 2006 VS. FISCAL 2005

			Change
	Fiscal 2006	Fiscal 2005	Amount	%
NET SALES
Recreation Vehicles
Towables	$2,173,483	$1,742,318	$431,165	24.7
Motorized	577,025	566,138	10,887	1.9

Total Recreation Vehicles	2,750,508	2,308,456	442,052	19.1
Buses	315,768	249,895	65,873	26.4

Total	$3,066,276	$2,558,351	$507,925	19.9

# OF UNITS
Recreation Vehicles
Towables	112,103	88,471	23,632	26.7
Motorized	7,860	8,158	(298)	(3.7)

Total Recreation Vehicles	119,963	96,629	23,334	24.1
Buses	5,725	4,372	1,353	30.9

Total	125,688	101,001	24,687	24.4

	% of		% of
	Segment		Segment		Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$365,266	16.8	$265,503	15.2	$99,763	37.6
Motorized	55,622	9.6	52,993	9.4	2,629	5.0

Total Recreation Vehicles	420,888	15.3	318,496	13.8	102,392	32.1
Buses	24,882	7.9	21,270	8.5	3,612	17.0

Total	$445,770	14.5	$339,766	13.3	$106,004	31.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$121,778	5.6	$98,235	5.6	$23,543	24.0
Motorized	28,147	4.9	28,314	5.0	(167)	(0.6)

Total Recreation Vehicles	149,925	5.5	126,549	5.5	23,376	18.5
Buses	14,577	4.6	13,463	5.4	1,114	8.3
Corporate	19,424	—	12,487	—	6,937	55.6

Total	$183,926	6.0	$152,499	6.0	$31,427	20.6

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$242,904	11.2	$168,574	9.7	$74,330	44.1
Motorized	27,404	4.7	24,607	4.3	2,797	11.4

Total Recreation Vehicles	270,308	9.8	193,181	8.4	77,127	39.9
Buses	9,356	3.0	7,492	3.0	1,864	24.9
Corporate	(9,241)	—	(7,063)	—	(2,178)	(30.8)

Total	$270,423	8.8	$193,610	7.6	$76,813	39.7

ORDER BACKLOG

	As of	As of
	July 31, 2006	July 31, 2005	Change Amount	%
Recreation Vehicles
Towables	$229,823	$202,177	$27,646	13.7
Motorized	103,214	133,924	(30,710)	(23.0)

Total Recreation Vehicles	333,037	336,101	(3,064)	(.9)
Buses	216,454	130,566	85,888	65.8

Total	$549,491	$466,667	$82,824	17.7

CONSOLIDATED
Net sales and gross profit for fiscal 2006 were up 19.9% and 31.2% respectively compared to fiscal 2005. Income before income taxes for fiscal 2006 was up 39.7% compared to 2005. Selling, general and administrative expenses for fiscal 2006 increased 20.6% compared to fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $19,424 for fiscal 2006 compared to $12,487 in fiscal 2005. This increase of $6,937 is primarily the result of increased insurance costs, legal expenses, and increased compensation expenses.
Other income for fiscal 2005 included a $2,037 gain from the sale of our Thor America property.
Net sales and income before income taxes for fiscal 2006 included net sales and income before income taxes of $41,510 and $(892) respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for fiscal 2006 was 36.2% compared to 37.1% for fiscal 2005.

Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from	Average Price
	Acquisitions	Per Unit	Units	Net Change
Recreation Vehicles
Towables	2.2%	(2.0)%	24.5%	24.7%
Motorized	—	5.6%	(3.7)%	1.9%
TOWABLE RECREATION VEHICLES
The increase in towable net sales of 24.7 % resulted primarily from an increase in unit shipments. The overall industry increase in towables for August 2005 thru July 2006 was 20.4% according to statistics provided by the Recreation Vehicle Industry Association. Decreases in the average price per unit resulted from product mix. We estimate that $122,258 or 5.6% of towable net sales were related to hurricane relief units which were sold through our dealer network. We have no comparable industry statistics for the total hurricane relief units sold.
Towables gross profit percentage increased to 16.8% of net sales for fiscal 2006 from 15.2% of net sales for fiscal 2005. The primary factor for the 37.6% increase in gross profit was the 24.7% increase in net sales, improved manufacturing cost and reduced warranty cost as a percentage of net sales. Selling, general and administrative expenses were 5.6% of net sales for fiscal 2006 and fiscal 2005.
Towables income before income taxes increased to 11.2% of net sales for fiscal 2006 from 9.7% of net sales for fiscal 2005. The primary factors for this increase was our 24.7% revenue increase and reduced manufacturing and warranty costs as a percentage of net sales.
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales of 1.9% resulted primarily from an increase in average price per unit. The decrease in units sold of approximately 3.7% outperformed the overall market decrease in motorhomes of 13.7% for the period August 2005 through July 2006 according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage was 9.6% of net sales for fiscal 2006 and 9.4% of net sales for fiscal 2005. Selling, general and administrative expense were 4.9% of net sales for fiscal 2006 compared to 5.0% of net sales for fiscal 2005.
Motorized income before income taxes was 4.7% of net sales for fiscal 2006 and 4.3% of net sales for fiscal 2005. This increase of 11.4% includes an impairment charge of $1,360 reflected in cost of goods sold in fiscal 2006 due to a decision to not produce a planned motorized product line.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

		Impact from Internal Growth
	Impact from Acquisition	Average Price Per Unit	Units	Net Change
Buses	16.6%	6.8%	3.0%	26.4%
The increase in buses net sales of 26.4% resulted from a combination of an increase in both average price per unit and unit shipments and our acquisition of Goshen Coach.
Buses gross profit percentage decreased to 7.9% of net sales for fiscal 2006 from 8.5% of net sales for fiscal 2005 due to low gross profit on bus contracts assumed in the purchase of Goshen Coach and highly competitive market conditions. Selling, general and administrative expenses were 4.6% of net sales for fiscal 2006 and 5.4% for fiscal 2005.
Buses income before income taxes was 3.0% of net sales for fiscal 2006 and fiscal 2005.

FISCAL 2005 VS. FISCAL 2004

			Change
	Fiscal 2005	Fiscal 2004	Amount	%
NET SALES
Recreation Vehicles
Towables	$1,742,318	$1,433,997	$308,321	21.5
Motorized	566,138	539,010	27,128	5.0

Total Recreation Vehicles	2,308,456	1,973,007	335,449	17.0
Buses	249,895	214,732	35,163	16.4

Total	$2,558,351	$2,187,739	$370,612	16.9

# OF UNITS
Recreation Vehicles
Towables	88,471	78,644	9,827	12.5
Motorized	8,158	8,364	(206)	(2.5)

Total Recreation Vehicles	96,629	87,008	9,621	11.1
Buses	4,372	3,826	546	14.3

Total	101,001	90,834	10,167	11.2

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT
Recreation Vehicles
Towables	$265,503	15.2	$227,199	15.8	$38,304	16.9
Motorized	52,993	9.4	53,190	9.9	(197)	(.4)

Total Recreation Vehicles	318,496	13.8	280,389	14.2	38,107	13.6
Buses	21,270	8.5	20,148	9.4	1,122	5.6

Total	$339,766	13.3	$300,537	13.7	$39,229	13.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$98,235	5.6	$81,665	5.7	$16,570	20.3
Motorized	28,314	5.0	25,065	4.7	3,249	13.0

Total Recreation Vehicles	126,549	5.5	106,730	5.4	19,819	18.6
Buses	13,463	5.4	11,132	5.2	2,331	20.9
Corporate	12,487	—	19,799	—	(7,312)	(36.9)

Total	$152,499	6.0	$137,661	6.3	$14,838	10.8

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$168,574	9.7	$144,908	10.1	$23,666	16.3
Motorized	24,607	4.3	28,064	5.2	(3,457)	(12.3)

Total Recreation Vehicles	193,181	8.4	172,972	8.8	20,209	11.7
Buses	7,492	3.0	9,577	4.5	(2,085)	(21.8)
Corporate	(7,063)	—	(14,329)	—	7,266	50.7

Total	$193,610	7.6	$168,220	7.7	$25,390	15.1

ORDER BACKLOG

	As of	As of
	July 31, 2005	July 31, 2004	Change Amount	%
Recreation Vehicles
Towables	$202,177	$251,573	$(49,396)	(19.6)
Motorized	133,924	108,991	24,933	22.9

Total Recreation Vehicles	336,101	360,564	(24,463)	(6.8)
Buses	130,566	134,414	(3,848)	(2.9)

Total	$466,667	$494,978	$(28,311)	(5.7)

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
Financial Condition and Liquidity
As of July 31, 2006, we had $264,373 in cash, cash equivalents and short-term investments, compared to $208,815 on July 31, 2005. Short term investments, which are principally investment grade securities composed of asset-based notes, mortgage-backed notes, auction rate securities and corporate bonds, are generally bought and held for sale in the near term and are classified as trading securities. Trading securities are carried at fair market value. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.
Due to the relative short-term maturity (average 3 months) of our trading securities, we do not believe that a change in the interest rates will have a significant impact on our financial position or results of future operations.
Working capital at July 31, 2006 was $374,006 compared to $275,228 on July 31, 2005. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2006. There were no borrowings on this line of credit during the year ended July 31, 2006. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $31,008 for fiscal year ended July 31, 2006 were primarily for planned expansions and improvements of $26,613 at our recreation vehicle facilities and $4,395 for our bus operations, primarily at our new Goshen Coach facility. We paid a special 25¢ dividend in fiscal 2006 totalling $14,166. We also bought back 1,145,200 shares of Thor common stock in fiscal 2006 at a total cost of $51,462.
The Company anticipates capital expenditures in fiscal 2007 of approximately $20,000. These expenditures will be made primarily for planned capacity expansions and for replacement of machinery and equipment to be used in the ordinary course of business and expansions primarily in our recreation vehicle segment.
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
Impairment of Goodwill, Trademarks and Long-Lived Assets
We at least annually review the carrying value of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however changes in estimates of such cash flows and fair values could affect the evaluations.
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a trust and are estimated using historical claims’ experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.
Warranty
We provide customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate; however actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.
Income Taxes
The Company accounts for income taxes under the provision of SFAS No. 109 “Accounting for Income Taxes”. The objectives of accounting for incomes taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgement is required in assessing the future tax consequence of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
Revenue Recognition
Revenue from the sale of recreation vehicles and buses are recorded when all of the following conditions have been met:
1) An order for a product has been received from a dealer;
2) Written or oral approval for payment has been received from the dealer’s flooring institution;
3) A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and
4) The product is removed from the Company’s property for delivery to the dealer who placed the order.
Certain shipments are sold to customers under cash on delivery (“COD”) terms. The Company recognizes revenue on COD sales upon payment and delivery. Most sales are made by dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floorplan lenders. On average, the Company receives payments from floor-plan lenders on products sold to dealers within 15 days of the invoice date.
Repurchase Commitments
It is customary practice for companies in the recreational vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default. The risk of loss under these agreements is spread over numerous dealers and further reduced by the resale value of the units which the Company would be required to repurchase. Losses under these agreements have not been significant in the periods presented in the consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated finan-

cial position or results of operations. The Company records repurchase and guarantee reserves based on prior experience and known current events.
Principal Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments at July 31, 2006 are summarized in the following charts. We have no other off balance sheet commitments.

Contractual	Payments Due By Period
Obligations	Total	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	After 5 Years
Operating leases	$13,094	$4,021	$5,589	$2,609	$875

Total contractual cash obligations	$13,094	$4,021	$5,589	$2,609	$875

Other	Total	Amount of Commitment Expiration Per Period
Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$2,574	$2,574	$—	$—	$—
Standby repurchase obligations	$813,795	$813,795	$—	$—	$—

Total commercial commitments	$816,369	$816,369	$—	$—	$—

Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning August 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED) — SEE ITEM 15
Quarterly Financial Data

	October 31	January 31	April 30	July 31

Fiscal 2006
Net sales	$761,323	$642,047	$857,615	$805,291
Gross profit	111,642	89,963	128,011	116,154
Net income	43,365	31,874	51,139	46,086
Earnings per common share
Basic	.77	.56	.90	.82
Diluted	.76	.56	.90	.81
Dividends declared per common share	—	.05	.07	.07
Dividends paid per common share	.30	.05	.07	.07
Market prices per common share
High	$36.39	$43.46	$56.93	$53.28
Low	$30.63	$31.66	$41.65	$42.00

	October 31	January 31	April 30	July 31

Fiscal 2005
Net sales	$632,726	$537,041	$728,693	$659,891
Gross profit	90,774	67,832	94,035	87,125
Net income	35,073	20,638	32,950	33,106
Earnings per common share
Basic	.61	.36	.58	.59
Diluted	.61	.36	.58	.58
Dividends declared per common share	.03	.03	.03	.33
Dividends paid per common share	.03	.03	.03	.03
Market prices per common share
High	$31.40	$37.99	$36.76	$36.52
Low	$24.16	$27.55	$26.27	$27.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2006. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report included herein.
In connection with the evaluation of internal control over financial reporting described above, no changes in the Company’s internal control over financial reporting were indentified that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not Applicable

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of the Independent Registered Public Accounting Firm. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on our best estimates and judgements.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2006. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

(Signed)	/S/ Wade F.B. Thompson

Wade F. B. Thompson
Chairman, President, and Chief Executive Officer

Date	September 28, 2006

(Signed)	/S/ Walter L. Bennett

Walter L. Bennett
Executive Vice President and Chief Financial Officer

Date	September 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Thor Industries, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Thor Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2006 of the Company and our report dated September 28, 2006 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 28, 2006

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors and Executive Officers of the Registrant is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the definitive Proxy Statement, dated on or about October 30 2006, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION; DIRECTOR COMPENSATION; RESTRICTED STOCK PLAN; SELECT EXECUTIVE INCENTIVE PLAN; PERFORMANCE GRAPH; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; and COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the definitive Proxy Statement, dated on or about October 30, 2006, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required in response to this Item is contained under the caption SECURITY OWNERSHIP OF MANAGEMENT AND OWNERSHIP OF COMMON STOCK FOR PRINCIPAL SHAREHOLDERS, in the definitive Proxy Statement, dated on or about October 30, 2006, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required in response to this Item is contained under the caption CERTAIN RELATIONS AND TRANSACTIONS WITH MANAGEMENT in the definitive Proxy Statement, dated on or about October 30, 2006, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in response to this Item is contained under the caption “Fees Paid to Independent Registered Public Accounting Firm.” in the definitive Proxy Statement, dated on or about October 30, 2006, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets, July 31, 2006 and 2005	32-33
Consolidated Statements of Income for the Years Ended July 31, 2006, 2005 and 2004	34
Consolidated Statements of Stockholders’ Equity, and Comprehensive Income for the Years Ended July 31, 2006, 2005 and 2004	35
Consolidated Statements of Cash Flows for the Years Ended July 31, 2006, 2005 and 2004	36
Notes to Consolidated Financial Statements for the Years Ended July 31, 2006, 2005 and 2004	37-47
(b) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)*
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004)*
3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)*
4.1	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)*
10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)*
10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)*
10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000)*
14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)*
21.1	Subsidiaries of the Company**
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes–Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**

*	Incorporated by reference
**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THOR INDUSTRIES, INC.

(Signed)	/S/ Wade F.B. Thompson

Wade F. B. Thompson
Chairman, President, and Chief Executive Officer

Date	September 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Peter B. Orthwein	(Signed)	/S/ Walter L. Bennett

Peter B. Orthwein			Walter L. Bennett
Vice Chairman, Treasurer			Chief Financial Officer
(Director)			(Principal Financial Officer & Principal
Accounting Officer)

Date September 28, 2006		Date September 28, 2006

(Signed)	/S/ Wade F.B. Thompson	(Signed)	/S/ Alan Siegel

Wade F. B. Thompson			Alan Siegel
Chairman, President, and Chief Executive			Director
Officer (Principal Executive Officer and Director)

Date September 28, 2006		Date September 28, 2006

(Signed)	/S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

William C. Tomson			Neil D. Chrisman
Director			Director

Date September 28, 2006		Date September 28, 2006

(Signed)	/S/ H. Coleman Davis	(Signed)	/S/ Jan H. Suwinski

H. Coleman Davis			Jan H. Suwinski
Director			Director

Date September 28, 2006		Date September 28, 2006

(Signed)	/S/ Geoffrey A. Thompson

Geoffrey A. Thompson
Director

Date September 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Thor Industries, Inc.
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 28, 2006

Consolidated Balance Sheets, July 31, 2006 and 2005

(amounts in thousands except share data)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$196,136	$163,596
Investments-short term (Note A)	68,237	45,219
Accounts receivable:
Trade, less allowance for doubtful accounts— $105 in 2006 and $506 in 2005 (Note A)	191,299	140,927
Other	5,639	5,409
Inventories (Note D)	187,091	161,770
Deferred income taxes and other (Note F)	11,431	7,119

Total current assets	659,833	524,040

Property, plant and equipment:
Land	21,323	21,339
Buildings and improvements	131,649	109,443
Machinery and equipment	55,656	49,259

Total cost	208,628	180,041
Less accumulated depreciation	51,163	40,252

Net property, plant and equipment	157,465	139,789

Investments — Joint ventures (Note K)	2,737	2,800

Other assets:
Goodwill (Note C)	165,663	165,662
Noncompete agreements — Net (Note C)	2,841	3,790
Trademarks (Note C)	13,900	13,900
Other	9,403	7,898

Total other assets	191,807	191,250

Total	$1,011,842	$857,879

See notes to consolidated financial statements.

	2006	2005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,606	$118,056
Accrued liabilities:
Compensation and related items	37,161	28,519
Product warranties (Note M)	59,795	55,118
Taxes	26,574	8,351
Promotions and rebates	12,953	7,362
Product/property liability and related	10,423	7,913
Dividends payable (Note J)	—	17,000
Other	7,315	6,493

Total current liabilities	285,827	248,812

Deferred income taxes and other liabilities (Note F)	12,911	11,680

Contingent liabilities and commitments (Note I)	—	—
Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,100,286 shares at July 31, 2006 and 56,933,483 shares at July 31, 2005	5,710	5,693
Additional paid-in capital	86,538	82,652
Retained earnings	677,577	515,877
Less restricted stock plan	—	747
Accumulated other comprehensive income	1,772	943

Less treasury shares of 1,401,200 in 2006 and 256,000 in 2005, at cost	58,493	7,031

Total stockholders’ equity	713,104	597,387

Total	$1,011,842	$857,879

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2006, 2005 and 2004
(amounts in thousands except per share data)

	2006	2005	2004

Net sales	$3,066,276	$2,558,351	$2,187,739
Cost of products sold	2,620,506	2,218,585	1,887,202

Gross profit	445,770	339,766	300,537
Selling, general and administrative expenses	183,926	152,499	137,661
Amortization of intangibles	949	967	799
Gain on sale of equity securities	—	—	1,802
Interest income	9,020	3,155	1,789
Interest expense	(1,248)	(580)	(156)
Other income	1,756	4,735	2,708

Income before income taxes	270,423	193,610	168,220
Income taxes (Note F)	97,959	71,843	62,135

Net income	$172,464	$121,767	$106,085

Earnings per common share (Note A)
Basic	$3.05	$2.15	$1.85
Diluted	$3.03	$2.13	$1.84
See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2006, 2005 and 2004
(amounts in thousands except share and per share data)

	Treasury Stock		Common Stock		Additional	Restricted	Accumulated Other		Compre-
					Paid-In	Stock	Comprehensive	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Plan	Income (Loss)	Earnings	Income

July 31, 2003	—	—	57,195,290	$5,720	$78,765	$(1,169)	$(141)	$331,648
Net income	—	—	—	—	—	—	—	106,085	$106,085
Shares purchased	288,000	(7,078)	—	—	—	—	—	—	—
Shares retired	(288,000)	7,078	(288,000)	(29)	(403)	—	—	(6,647)	—
Stock option activity	—	—	227,370	23	2,348	—	—	—	—
Restricted stock activity	—	—	11,500	1	309	(310)	—	—	—
Cash dividends — $.09 per common share	—	—	—	—	—	—	—	(5,152)	—
Unrealized appreciation on investments	—	—	—	—	—	—	(358)	—	(358)
Foreign currency translation adjustment	—	—	—	—	—	—	563	—	563
Compensation expense	—	—	—	—	—	351	—	—	—

July 31, 2004	—	—	57,146,160	5,715	81,019	(1,128)	64	425,934	$106,290

Net income	—	—	—	—	—	—	—	121,767	$121,767
Shares purchased	579,200	(15,521)	—	—	—	—	—	—	—
Shares retired	(323,200)	8,490	(323,200)	(32)	(458)	—	—	(8,000)	—
Stock option activity	—	—	110,636	10	2,094	—	—	—	—
Restricted stock activity	—	—	(113)	—	(3)	3	—	—	—
Cash dividends — $.42 per common share	—	—	—	—	—	—	—	(23,824)	—
Foreign currency translation adjustment	—	—	—	—	—	—	879	—	879
Compensation expense	—	—	—	—	—	378	—	—	—

July 31, 2005	256,000	$(7,031)	56,933,483	$5,693	82,652	(747)	943	515,877	$122,646

Net income	—	—	—	—	—	—	—	172,464	$172,464
Shares purchased	1,145,200	(51,462)	—	—	—	—	—	—	—
Stock option activity	—	—	171,003	17	3,331	—	—	—	—
Restricted stock activity	—	—	(4,200)	—	191	42	—	—	—
Cash dividends — $.19 per common share	—	—	—	—	—	—	—	(10,764)	—
Adoption of 123R	—	—	—	—	(494)	494	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	829	—	829
Compensation expense	—	—	—	—	858	211	—	—

July 31, 2006	1,401,200	$(58,493)	57,100,286	$5,710	$86,538	$—	$1,772	$677,577	$173,293

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$172,464	$121,767	$106,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,097	9,808	7,656
Amortization of intangibles	949	967	799
Deferred income taxes	(4,094)	6,831	101
(Gain) on sale of equity securities	—	—	(1,802)
(Gain) loss on disposition of property, plant and equipment	5	(2,164)	(200)
Loss on sale of trading investments	439	1,369	1,298
Unrealized (gain) loss on trading investments	10	(233)	98
Stock based compensation	1,069	—	—
Changes in assets and liabilities, net of effects from acquisitions and divestments:
Purchase of trading investments	(255,491)	(221,223)	(122,909)
Proceeds from sale of trading investments	232,024	237,914	102,688
Accounts receivable	(50,602)	(6,151)	(22,107)
Inventories	(25,321)	(5,860)	(23,946)
Deferred taxes and other	(2,120)	(1,145)	3,262
Accounts payable	12,708	(9,354)	9,145
Accrued liabilities	40,464	(1,624)	20,924
Other	1,658	441	2,124

Net cash provided by operating activities	137,259	131,343	83,216

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,166)	(47,670)	(26,940)
Proceeds from disposition of property plant and equipment	263	3,054	292
Acquisitions — net of cash acquired	—	(38,113)	(29,619)

Net cash (used in) investing activities	(29,903)	(82,729)	(56,267)

Cash flows from financing activities:
Cash dividends	(27,764)	(6,824)	(5,152)
Purchase of common stock held as treasury shares	(51,462)	(7,031)	(7,078)
Purchase of common stock for retirement	—	(8,490)	—
Retirement of acquired debt	—	(1,001)	(12,973)
Proceeds from issuance of common stock	3,581	1,329	1,687

Net cash (used in) financing activities	(75,645)	(22,017)	(23,516)

Effect of exchange rate changes on cash	829	879	563

Net increase in cash and cash equivalents	32,540	27,476	3,996
Cash and cash equivalents, beginning of year	163,596	136,120	132,124

Cash and cash equivalents, end of year	$196,136	$163,596	$136,120

Supplemental cash flow information:
Income taxes paid	$82,817	$76,665	$62,431
Interest paid	$1,248	$580	$156
Non-cash transactions:
Issuance of restricted stock	$—	$—	$310
Retirement of treasury shares	$—	$8,490	$7,078
Dividends payable	$—	$17,000	$—
Deferred taxes	$—	$775	$—
Capital expenditures in accounts payable	$842	$—	$—
Cancellation of restricted stock	$42	$—	$—
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements Years Ended July 31, 2006, 2005 and 2004
(All amounts presented in thousands except share and per share data)
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the “Company”). All intercompany balances and transactions are eliminated upon consolidation.
Cash and Cash Equivalents — Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $238,097 are held by three financial institutions. The remaining $26,276 is held at various other financial institutions.
Investments — Short term investments, which are principally investment grade securities composed of asset-based notes, mortgage-backed notes, auction rate securities, and corporate bonds, are generally bought and held for sale in the near term and are classified as trading securities. Trading securities are carried at fair market value. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.
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
Long-lived Assets — Long-lived assets and identifiable intangibles that are amortized are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
Product Warranties — Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.
Allowance for Doubtful Accounts — A summary of bad debt activity is as follows:

	Year Ended	Year Ended	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004

Beginning Balance	$506	$558	$625
Charged to expense	98	76	(45)
Write-offs net of recoveries/payments	(499)	(128)	(38)
Acquisitions	—	—	16

Ending Balance	$105	$506	$558

Revenue Recognition – Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors, or contract buyers in accordance with shipping terms, which are FOB shipping point.
Revenue from the sale of recreation vehicles and buses are recorded when all of the following conditions have been met:
1)	An order for a product has been received from a dealer;

2)	Written or oral approval for payment has been received from the dealer’s flooring institution;

3)	A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

4)	The product is removed from the Company’s property for delivery to the dealer who placed the order.
Certain shipments are sold to customers under cash on delivery (“COD”) terms. The Company recognizes revenue on COD sales upon payment and delivery. Most sales are made by dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floorplan lenders. On average, the Company receives payments from floorplan lenders on products sold to dealers within 15 days of the invoice date.
Dealer Volume Rebates and Sales Incentives – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the latter of the time products are sold or the date the rebate or incentive is offered.
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
Stock Split – The Company declared a two-for-one common stock split in the second quarter of 2004 that was distributed to shareholders of record as of January 5, 2004. All share and per share amounts have been retroactively adjusted for the effect of the common stock splits.
Stock Options – Effective August 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment, using the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settle after the date of the adoption are measured and accounted for in accordance with SFAS 123R. SFAS 123R establishes a fair-value method of accounting for employee stock options. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value, and related compensation costs are recognized over the option vesting period which is 3 to 4 years.
Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and restricted stock.

	2006	2005	2004

Weighted average shares outstanding for basic earnings per share	56,502,865	56,726,200	57,224,404
Stock options and restricted stock	394,174	381,363	365,790

Weighted average shares outstanding assuming dilution	56,897,039	57,107,563	57,590,194

The following table illustrates the pro forma effect on net income and income per share for fiscal 2005 and fiscal 2004 assuming the Company had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards. The fair value of each option grant is estimated at the grant date using the Black-

Scholes option pricing model based on the assumptions listed in Footnote J.

	2005	2004
Net income as reported	$121,767	$106,085
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,161)	(884)

Pro forma	$120,606	$105,201

Earnings per common share — basic
As reported	$2.15	$1.85
Pro forma	$2.13	$1.84

Earnings per common share — diluted
As reported	$2.13	$1.84
Pro forma	$2.11	$1.83
The impact of applying the provisions of Statement 123R during fiscal 2006 was as follows:

Net income, as reported	$172,464

The share-based employee compensation cost included in net income as reported	858

Pro Forma Net income	$173,322

Earnings per common share — basic
As reported	$3.05
Pro forma	$3.07

Earnings per common share — diluted
As reported	$3.03
Pro forma	$3.05
The implementation of Statement 123R did not have any impact on our fiscal 2006 cash flow from operating and financing activities.
Accounting Pronouncements – In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning August 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.
B. ACQUISITIONS
On May 27, 2005, we completed our acquisition of the Goshen Coach Division of Veritrans Specialty Vehicles Inc. pursuant to an asset purchase agreement dated May 26, 2005 for cash of $10,083. The fair value of assets acquired and liabilities assumed was $10,354 and $271, respectively.
On November 1, 2004, we completed our acquisition of the stock of DS Corp. dba CrossRoads RV, an Indiana corporation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 28, 2004, by and among our company, Thor Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of our company (“Acquisition Subsidiary”), CrossRoads and the security holders of CrossRoads. CrossRoads is engaged in the business of manufacturing towable recreation vehicles. Under the terms of the Merger Agreement, Acquisition Subsidiary merged with and into CrossRoads, and CrossRoads continued as the surviving corporation (the “Merger”). In addition, as part of the Merger, certain members of management of CrossRoads entered into non-competition agreements with our company.

The purchase price paid by us for the acquisition of the stock of CrossRoads was $28,030, which was payable in cash and was funded from our cash on hand. The fair value of assets acquired and liabilities assumed was $32,958, and $4,928 respectively. The purchase price allocation includes $1,176 of non-compete agreements, which willl be amortized over two to seven years, $20,485 of goodwill and $794 for trademarks that are not subject to amortization.
On September 2, 2003, Thor acquired 100% of the common stock of Damon Corporation. Damon is engaged in the business of manufacturing Class A motorhomes and park models. The cash price of the acquisition was $29,619 which was paid from internal funds. Immediately after the closing, the Company paid off a $12,973 bank debt assumed in connection with the acquisition.
C. GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we test goodwill for impairment as of April 30.
The components of other intangibles are as follows:

	July 31, 2006		July 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Amortizable Intangible Assets- Non-compete agreements	$15,889	$13,048	$15,889	$12,099
Aggregate amortization expense for non-compete agreements for the years ended, July 31, 2006, 2005 and 2004 were $949, $967, and $799, respectively. Non-compete agreements are amortized on a straight-line basis.
The weighted average remaining amortization period at July 31, 2006 is 3.8 years.
Estimated Amortization Expense:

For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
For the year ending July 2011	$239
There was no change in the carrying value of goodwill and trademarks for the twelve month period ended July 31, 2006.
As of July 31, 2006 goodwill and trademarks by segment totaled as follows:

	Goodwill	Trademark
Recreation Vehicles
Towables	$143,795	$10,237
Motorized	17,252	2,600
Buses	4,616	1,063

Total	$165,663	$13,900

D. INVENTORIES
Major classifications of inventories are:

	As of July 31,
	2006	2005

Finished products	$12,894	$14,196
Work in process	51,208	55,413
Raw materials	104,352	78,493
Chassis	39,772	29,506

Subtotal	208,226	177,608
Less excess of FIFO costs over LIFO costs	21,135	15,838

Total inventories	$187,091	$161,770

E. LINE OF CREDIT
The Company has a $30,000 unsecured revolving line of credit which bears interest at prime less 2.15% (6.1% at July 31, 2006) and expires on November 30, 2006. There was no outstanding balance at July 31, 2006 and July 31, 2005. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.
F. INCOME TAXES

	Years ended July 31,
	2006	2005	2004

Income taxes:
Federal	$86,717	$56,375	$50,673
State and local	14,206	7,840	10,503
Foreign	1,129	797	858

Total current	102,052	65,012	62,034
Total deferred	(4,093)	6,831	101

Income taxes	$97,959	$71,843	$62,135

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	Years ended July 31,
	2006	2005	2004

Provision at statutory rates	$94,648	$67,764	$58,876
State and local income taxes, net of federal tax benefit	9,245	5,678	6,735
Extraterritorial income benefit	(1,013)	(1,221)	(867)
Credits and incentives	(233)	(490)	(1,181)
Other	(4,688)	112	(1,428)

Income taxes	$97,959	$71,843	$62,135

Income before income taxes includes foreign income of $2,962 in fiscal 2006, $2,101 in fiscal 2005, and $2,192 in fiscal 2004.

	July 31,	July 31,
	2006	2005

A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis	$(1,076)	$(931)
Employee benefits	2,110	801
Self-insurance	(518)	(1,645)
Product warranties	3,377	3,059
Other	1,005	(22)

Total current deferred tax asset included in deferred income taxes and other	4,898	1,262

Long-term deferred tax asset (liability):
Property basis	(2,211)	(2,754)
Investments	162	686
Deferred compensation	3,859	3,179
Intangibles	(3,547)	(3,696)
Other	(1,840)	(1,450)

Total net long-term deferred tax liability included in deferred income taxes and other liabilities	(3,577)	(4,035)

Net deferred tax asset (liability)	$1,321	$(2,773)

G. LEASES
The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases are $13,094, which includes the following amount due in each of the next five fiscal years ending July 31: $4,021 in fiscal 2007; $3,480 in fiscal 2008; $2,109 in fiscal 2009; $1,742 in fiscal 2010; $867 in fiscal 2011 and $875 thereafter. Rent expense was $4,956 in fiscal 2006, $4,918 in fiscal 2005 and $6,172 in fiscal 2004.
H. EMPLOYEE BENEFIT PLANS
Substantially all non-highly compensated employees can participate in a 401(k) plan. Company contributions are at the discretion of the Company’s board of directors. Total expense for the plan was $644 in fiscal 2006, $630 in fiscal 2005, and $645 in fiscal 2004.
The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for as trading securities and the obligation to the participants is reported as a liability. No income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $7,542 at July 31, 2006 and $5,907 at July 31, 2005.
I. CONTINGENT LIABILITIES AND COMMITMENTS
It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default.

Our principal commercial commitments at July 31, 2006 are summarized in the following chart:

	Total	Term of
Commitment	Amount Commitment	Guarantee
Guarantee on dealer financing	$2,574	less than 1 year
Standby repurchase obligation on dealer financing	$813,795	less than 1 year
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
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,563 as of July 31, 2006 and $1,368 as of July 31, 2005.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cost of units repurchased	$4,878	$11,220	$3,775
Realization of units resold	4,230	9,355	3,133

Losses due to repurchase	$648	$1,865	$642

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis and records the inventory. At July 31, 2006 and July 31, 2005, chassis on hand accounted for as consigned, unrecorded inventory was approximately $24,970 and and $22,285 respectively.
The Company is involved in various litigation generally incidental to normal operations.
J. STOCKHOLDERS’ EQUITY
The Company purchased 1,145,200 shares of Thor’s common stock in fiscal 2006 at an average cost of $44.94 per share. In fiscal 2005 the Company purchased and retired 323,200 shares of Thor’s common stock at an average cost of $26.27 per share. This retirement resulted in a reduction of $8,490 in Treasury Stock, $32 in Common Stock, $458 in Additional Paid-In Capital and $8,000 in Retained Earnings in fiscal 2005. In addition, the Company purchased 256,000 shares of Thor Common Stock in fiscal 2005 at a cost of $7,031 and an average cost of $27.46 per share to be held as Treasury shares.
In the fourth quarter of fiscal 2005 the Company declared a special 25¢ dividend as well as the regular dividend which was raised from 3¢ to 5¢ to be paid in the first quarter of fiscal 2006. These dividends have been accrued for on the Consolidated Balance Sheet in the line item captioned “dividends payable”.
Effective August 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment, using the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of the adoption are measured and accounted for in accordance with SFAS 123R.
Stock Options – The Company’s Board of Directors approved the 1999 Stock Option Plan. 2,000,000 shares were authorized under the Plan. Options expire 10 years from the date of grant and are vested evenly over 3 to 4 years from the date of grant.

A summary of option activity under the 1999 Stock Option Plan is as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	704,041	$19.63	792,344	$18.07	658,714	$9.26
Exercised	(171,003)	14.47	(110,636)	11.79	(227,370)	7.42
Canceled	—	—	(12,667)	—	(16,000)	—
Granted	—	—	35,000	30.51	377,000	27.12

Outstanding at end of year	533,038	$21.29	704,041	$19.63	792,344	$18.07

Exercisable at year-end	382,843	$18.79	426,375	$14.48	303,343	$9.11

The weighted average fair value of options granted was $12.31 and $11.10 in fiscal 2005 and fiscal 2004, respectively as calculated by the Black-Scholes method. The weighted average-remaining contractual life for options outstanding and exercisable at July 31, 2006, was 6.9 years and 6.6 years respectively. The aggregate intrinsic value of options outstanding and excercisable at July 31, 2006 was $11,486 and $9,209 respectively. There are 666,003 shares available for grant under the 1999 plan.
The assumptions used in determining the fair value of options granted during fiscal 2005 and 2004 is as follows:

	2005	2004
Expected volatility	38%	38%
Expected life of grant	6 years	6 years
Risk free interest rate	3.90%	3.29%
Expected dividend rate	.30%	.26%
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated when awards are granted. Forfeiture assumptions are revised as necessary to reflect experience. The fair value of the stock options is based upon the market price of the underlying common stock as of the date of the grant, reduced by the present value of estimated future dividends, and risk- free interest rates. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Expected volatilities are based on the historical volatility of our stock. The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination behavior.
The amount expensed in the current period under SFAS No. 123R is consistent with prior proforma disclosures under SFAS 123.
For fiscal year 2006, the Company recorded expense of $858 for stock option awards. At July 31, 2006, there was $496 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.0 years.
Cash received from stock option exercises for the year ended July 31, 2006 was $2,474. The total intrinsic value of stock options exercised in 2006, 2005 and 2004 was $5,417, $2,518 and $5,025, respectively.
Exercises of options are satisfied with the issuance of new shares from authorized shares.
Stock Awards – The Company has a stock award plan which allows for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years.

A summary of stock award activity under this Plan for the year ended July 31, 2006 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested, August 1, 2005	115,700	$12.93
Granted	—	—
Vested	16,800	5.77
Forfeited	4,200	9.98

Nonvested, July 31, 2006	94,700	$14.33

For the fiscal year 2006, the Company recorded expense of $211 for restricted stock awards. At July 31, 2006, there was $495 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 2.4 years.
The total fair value of restricted shares vested during fiscal year 2006 was $604. 398,013 shares are available for grant under the restricted stock plan.
K. JOINT VENTURES
In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2006 we were contingently liable for repurchase obligations of CAT inventory in the amount of approximately $9,500. Any losses related to these obligations would be shared equally by the Company and Cruise America. The Company’s total investment is $1,170.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (TCC), to finance the sales of recreation vehicles to consumer buyers. Historically, the majority of these financing arrangements were provided to consumers buying recreation vehicles manufactured by unrelated parties. The Company’s total investment is $1,567.
These investments are 50% owned and are accounted for using the equity method. The Company’s share of the combined earnings (loss) for these investments was $(63), $640 and $446, in fiscal 2006, 2005 and 2004 respectively, and is included in the other income caption of the Consolidated Statements of Income. Additionally, TCC pays the Company a referral fee based upon the amount of loans generated from Thor dealerships. The Company recognized referral income of $1,564, $1,859 and $1,921 in fiscal 2006, 2005 and 2004 respectively, which is included in the other income caption of the Consolidated Statements of Income.
During fiscal 2006, our Four Winds subsidiary had sales to Cruise America of $32,277 and Cruise America had sales to CAT of $6,657. During fiscal 2005, our Four Winds subsidiary had sales to Cruise America of $57,979 and Cruise America had sales to CAT of $9,521. During fiscal 2004, our Four Winds subsidiary had sales to Cruise America of $48,963 and Cruise America had sales to CAT of $6,299.
L. BUSINESS SEGMENTS
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall & Oliver, Keystone, Komfort, and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.
Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents, deferred income tax assets, the cash value of Company-owned life insurance and various investments.

	2006	2005	2004

Net sales:
Recreation vehicles
Towables	$2,173,483	$1,742,318	$1,433,997
Motorized	577,025	566,138	539,010

Total Recreation Vehicles	2,750,508	2,308,456	1,973,007
Buses	315,768	249,895	214,732

Total	$3,066,276	$2,558,351	$2,187,739

Income before income taxes:
Recreation vehicles
Towables	$242,904	$168,574	$144,908
Motorized	27,404	24,607	28,064

Total recreation vehicles	270,308	193,181	172,972
Buses	9,356	7,492	9,577
Corporate	(9,241)	(7,063)	(14,329)

Total	$270,423	$193,610	$168,220

Identifiable assets:
Recreation vehicles
Towables	$490,441	$384,292	$324,041
Motorized	150,058	126,045	123,607

Total recreation vehicles	640,499	510,337	447,648
Buses	103,861	96,942	65,055
Corporate	267,482	250,600	249,884

Total	$1,011,842	$857,879	$762,587

Depreciation and amortization expense:
Recreation vehicles
Towables	$8,012	$6,505	$4,976
Motorized	4,365	2,672	2,203

Total recreation vehicles	12,377	9,177	7,179
Buses	1,629	1,556	1,238
Corporate	40	42	38

Total	$14,046	$10,775	$8,455

Capital expenditures:
Recreation vehicles
Towables	$23,575	$32,371	$17,673
Motorized	2,955	14,562	2,815

Total recreation vehicles	26,530	46,933	20,488
Buses	4,395	683	6,430
Corporate	83	54	22

Total	$31,008	$47,670	$26,940

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

	Year Ended	Year Ended	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004

Beginning Balance	$55,118	$45,829	$35,115
Provision	63,137	60,084	53,030
Payments	(58,460)	(51,940)	(46,041)
Acquisitions	—	1,145	3,725

Ending Balance	$59,795	$55,118	$45,829

N. SUBSEQUENT EVENT
On September 15, 2006, Thor’s Board of Directors approved a one time special dividend of $1 per share. This dividend of approximately $55,700 will be paid on October 10, 2006 to stockholders of record on September 27, 2006.