Form 10-Q
period 2006-10-31
THOR INDUSTRIES INC
filed 2006-11-27
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED October 31, 2006	COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2006

Common stock, par value $.10 per share	55,708,686 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.

ITEM 1.	Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2006	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$95,963	$196,136
Investments — short term	110,815	68,237
Accounts receivable:
Trade	159,951	191,299
Other	6,060	5,639
Inventories	215,155	187,091
Prepaid expenses	17,259	6,533
Deferred income taxes	12,311	4,898

Total current assets	617,514	659,833

Property:
Land	21,309	21,323
Buildings and improvements	132,346	131,649
Machinery and equipment	58,470	55,656

Total cost	212,125	208,628
Accumulated depreciation	53,947	51,163

Property, net	158,178	157,465

Investment in Joint ventures	2,917	2,737

Other assets:
Goodwill	165,663	165,663
Non-compete agreements	2,604	2,841
Trademarks	13,900	13,900
Other	10,310	9,403

Total other assets	192,477	191,807

TOTAL ASSETS	$971,086	$1,011,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,399	$131,606
Accrued liabilities:
Taxes	53,363	26,574
Compensation and related items	31,290	37,161
Product warranties	60,923	59,795
Promotions and rebates	12,612	12,953
Product/property liability and related	10,948	10,423
Other	7,126	7,315

Total current liabilities	271,661	285,827

Deferred income taxes and other liabilities	13,862	12,911
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,150,286 shares @ 10/31/06 and 57,100,286 shares @ 7/31/06; par value of $.10 per share	5,715	5,710
Additional paid-in capital	87,538	86,538
Accumulated other comprehensive income	1,874	1,772
Retained earnings	650,559	677,577
Less Treasury shares of 1,441,600 @ 10/31/06 & 1,401,200 @ 7/31/06	(60,123)	(58,493)

Total stockholders’ equity	685,563	713,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$971,086	$1,011,842

     See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

	Three Months Ended October 31
	2006	2005
Net sales	$727,716	$761,323
Cost of products sold	635,346	649,681

Gross profit	92,370	111,642
Selling, general and administrative expenses	43,208	44,099
Amortization of intangibles	237	237
Interest income	2,910	1,680
Interest expense	187	347
Other income	550	799

Income before income taxes	52,198	69,438
Provision for income taxes	19,600	26,073

Net income	$32,598	$43,365

Average common shares outstanding:
Basic	55,613,302	56,568,392
Diluted	55,904,797	56,916,818

Earnings per common share:
Basic	$.59	$.77
Diluted	$.58	$.76

Regular dividends declared per common share:	$.07	$.00
Special dividends declared per common share:	$1.00	$.00

Regular dividends paid per common share:	$.07	$.05
Special dividends paid per common share:	$1.00	$.25
See notes to consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income	$32,598	$43,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,226	2,781
Amortization	237	237
Deferred income taxes	(7,700)	—
Loss on disposition of assets	103	2
Loss on disposition of trading investments	104	100
Unrealized loss on trading investments	—	116
Stock based compensation	160	—
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	—	(64,387)
Proceeds from disposition of trading investments	68,133	33,361
Accounts receivable	30,927	(38,998)
Inventories	(28,064)	(25,278)
Prepaids and other	(11,783)	(9,911)
Accounts payable	(36,336)	442
Accrued liabilities	22,041	35,430
Other liabilities	943	241

Net cash provided (used in) by operating activities	74,589	(22,499)

Cash flows from investing activities:
Purchase of property, plant & equipment	(4,076)	(6,979)
Proceeds from disposition of assets	171	20
Purchases of available for sale investments	(186,125)	—
Proceeds from sale of available for sale investments	75,567	—

Net cash used in investing activities	(114,463)	(6,959)

Cash flows from financing activities:
Cash dividends	(59,616)	(17,000)
Purchase of common stock held as treasury shares	(1,630)	—
Proceeds from issuance of common stock	845	43

Net cash used in financing activities	(60,401)	(16,957)

Effect of exchange rate changes on cash	102	411

Net decrease in cash and equivalents	(100,173)	(46,004)
Cash and equivalents, beginning of period	196,136	163,596

Cash and equivalents, end of period	$95,963	$117,592

Supplemental cash flow information:
Income taxes paid	$106	$12
Interest paid	187	347

Non cash transactions:
Capital expenditures in accounts payable	$129	$776
     See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2006 amounts are from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results for the full year.
2.	Major classifications of inventories are:

	October 31, 2006	July 31, 2006

Raw materials	$103,364	$104,352
Chassis	52,621	39,772
Work in process	52,496	51,208
Finished goods	29,519	12,894

Total	238,000	208,226
Less excess of FIFO costs over LIFO costs	22,845	21,135

Total inventories	$215,155	$187,091

3.	Earnings Per Share

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005

Weighted average shares outstanding for basic earnings per share	55,613,302	56,568,392
Stock options and restricted stock	291,495	348,426

Total — For diluted shares	55,904,797	56,916,818

4.	Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005

Net income	$32,598	$43,365
Foreign currency translation adjustment	102	411

Comprehensive income	$32,700	$43,776

5.	Segment Information

The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Net Sales:
Recreation vehicles:
Towables	$499,955	$533,236
Motorized	135,923	149,094

Total recreation vehicles	635,878	682,330
Buses	91,838	78,993

Total	$727,716	$761,323

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Income Before Income Taxes:
Recreation vehicles:
Towables	$43,602	$61,424
Motorized	6,068	8,366

Total recreation vehicles	49,670	69,790
Buses	3,020	1,994
Corporate	(492)	(2,346)

Total	$52,198	$69,438

	October 31, 2006	July 31, 2006
Identifiable Assets:
Recreation vehicles:
Towables	$473,568	$490,441
Motorized	150,782	150,058

Total recreation vehicles	624,350	640,499
Buses	113,919	103,861
Corporate	232,817	267,482

Total	$971,086	$1,011,842

6.	Treasury Shares

In the first quarter of fiscal 2007 the Company purchased 40,400 shares and held them as treasury stock at a cost of $1,630, an average cost of $40.33 per share.
7.	Investments

Effective August 1, 2006, the Company began classifying all short-term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short term differences in price to one of preserving capital.

At October 31, 2006 all Investments — short term are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, which either mature or reset at par, and generally there are no unrealized or realized gains or losses to report. Cost is determined on the specific identification basis. Interest income is accrued as earned. All of the available-for-sale securities held at October 31, 2006 mature within one year.

As of July 31, 2006 the Company held short-term debt and equity investments classified as trading securities. Sales and maturities of these investments during the three months ended October 31, 2006 were recorded as trading securities activity. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	October 31, 2006		July 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889	$13,285	$15,889	$13,048

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Non-compete Agreements:
Amortization Expense	$237	$237
Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
For the year ending July 2011	$239
There was no change in the carrying amount of goodwill and trademarks for the three month period ended October 31, 2006.

As of October 31, 2006, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

9.	Warranty

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005

Beginning Balance	$59,795	$55,118
Provision	17,951	15,967
Payments	(16,823)	(14,973)

Ending Balance	$60,923	$56,112

10.	Commercial Commitments

Our principal commercial commitments at October 31, 2006 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee

Guarantee on dealer financing	$2,521	less than 1 year
Standby repurchase obligation on dealer financing	$846,754	less than 1 year
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,772 and $1,563 as of October 31, 2006 and July 31, 2006, respectively.

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005

Cost of units repurchased	$1,961	$1,350
Realization on units resold	1,543	1,272

Losses due to repurchase	$418	$78

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and a major manufacturer of commercial buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), gives us an approximate 32% market share. In the motorized segment of the industry we have an approximate 14% market share. Our market share in small and mid-size buses is approximately 38%. We entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not finance dealers. In support of our RV dealer financing needs, however, we enter into agreements with providers of inventory financing whereby we repurchase new inventory (on agreed terms) located at dealer facilities should the lender foreclose. In another dealer support activity, we have a 50-50 joint venture with GE Consumer Finance, Thor Credit Corporation, that offers retail financing to customers of the dealer in their purchase of Thor and other manufacturer’s products.
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer population in the United States is expected to grow five times as fast as the expected growth in the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. According to Statistical Surveys, Inc., our travel trailer and fifth wheel market share for the nine months ended September 30, 2006 was 32.1% up from 30.9% last year. In motorhomes, our market share increased to 14.2% for the nine months ended September 30, 2006 up from 12.7% last year. For the nine months ended September 30, 2006 Statistical Surveys, Inc. reported that travel trailers and fifth wheel unit sales were down 1.1% and that motorhome sales were down 12.2%. Higher interest rates and fuel prices appear to affect the motorized segment more severely.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life, so many of the buses are being replaced. According to Mid Size Bus Manufacturers Association unit sales of small and mid-sized buses are up 9.3% in the nine months ended September 30, 2006.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
THREE MONTHS ENDED OCTOBER 31, 2006 VS. THREE MONTHS ENDED OCTOBER 31, 2005

	Three Months Ended		Three Months Ended		Change
	October 31, 2006		October 31, 2005		Amount	%
NET SALES:
Recreation Vehicles
Towables	$499,955		$533,236		$(33,281)	(6.2)
Motorized	135,923		149,094		(13,171)	(8.8)

Total Recreation Vehicles	635,878		682,330		(46,452)	(6.8)
Buses	91,838		78,993		12,845	16.3

Total	$727,716		$761,323		$(33,607)	(4.4)

# OF UNITS:
Recreation Vehicles
Towables	23,490		27,518		(4,028)	(14.6)
Motorized	1,855		2,019		(164)	(8.1)

Total Recreation Vehicles	25,345		29,537		(4,192)	(14.2)
Buses	1,557		1,468		89	6.1

Total	26,902		31,005		(4,103)	(13.2)

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$73,024	14.6	$90,764	17.0	$(17,740)	(19.5)
Motorized	12,639	9.3	15,301	10.3	(2,662)	(17.4)

Total Recreation Vehicles	85,663	13.5	106,065	15.5	(20,402)	(19.2)
Buses	6,707	7.3	5,577	7.1	1,130	20.3

Total	$92,370	12.7	$111,642	14.7	$(19,272)	(17.3)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$29,429	5.9	$29,372	5.5	$57	0.2
Motorized	6,556	4.8	6,933	4.7	(377)	(5.4)

Total Recreation Vehicles	35,985	5.7	36,305	5.3	(320)	(0.9)
Buses	3,493	3.8	3,463	4.4	30	0.9
Corporate	3,967	—	4,568	—	(601)	(13.2)

Total	$43,445	6.0	$44,336	5.8	$(891)	(2.0)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$43,602	8.7	$61,424	11.5	$(17,822)	(29.0)
Motorized	6,068	4.5	8,366	5.6	(2,298)	(27.5)

Total Recreation Vehicles	49,670	7.8	69,790	10.2	(20,120)	(28.8)
Buses	3,020	3.3	1,994	2.5	1,026	51.5
Corporate	(492)	—	(2,346)	—	1,854	79.0

Total	$52,198	7.2	$69,438	9.1	$(17,240)	(24.8)

	As of	As of	Change
	October 31, 2006	October 31, 2005	Amount	%
ORDER BACKLOG
Recreation Vehicles
Towables	$120,627	$252,301	$(131,674)	(52.2)
Motorized	67,799	80,627	(12,828)	(15.9)

Total Recreation Vehicles	188,426	332,928	(144,502)	(43.4)
Buses	217,864	140,421	77,443	55.2

Total	$406,290	$473,349	$(67,059)	(14.2)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED
($ in 000)
Net sales and gross profit for the first quarter of fiscal 2007 were down 4.4% and 17.3% respectively compared to the first quarter of fiscal 2006. We estimate that in fiscal 2006 approximately $75,000 or 14.1% of towable net sales, were related to Hurricane relief units sold through our dealer network. There have been no sales of Hurricane relief units in fiscal 2007. Selling, general and administrative expenses for the first quarter of fiscal 2007 decreased 2.0% compared to the first quarter of fiscal 2006. Income before income taxes for the first quarter of fiscal 2007 was down 24.8% compared to the first quarter of fiscal 2006. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $3,967 for fiscal 2007 compared to $4,568 in fiscal 2006. This $601 decrease is primarily the result of reduced insurance costs. Corporate interest income and other income was $3,456 for fiscal 2007 compared to $2,230 for fiscal 2006.
The overall effective tax rate for the first quarter of fiscal 2007 and 2006 was 37.5%.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	8.4%	(14.6)%	(6.2)%
Motorized	(.7)%	(8.1)%	(8.8)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 6.2% resulted primarily from reduced unit sales, primarily Hurricane relief units. We estimate that in fiscal 2006 approximately $75,000 or 14.1% of towable net sales, (approximately 5,400 units), were related to Hurricane relief units sold through our dealer network. There have been no sales of Hurricane relief units in fiscal 2007. The overall industry decrease in towables for August and September of 2006 was 10.1% according to statistics published by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from product mix and no Hurricane unit sales in fiscal 2007. Hurricane unit pricing in fiscal 2006 was substantially lower than the average price per unit of other towables.
Towables gross profit percentage decreased to 14.6% of net sales for the first quarter of fiscal 2007 from 17.0% of net sales for fiscal 2006. The primary factor for the decrease in gross profit was the 6.2% decrease in net sales and increased discount and allowances due to a soft market. Selling, general and administrative expenses were 5.9% of net sales for fiscal 2007 and 5.5% of net sales for fiscal 2006.
Towables income before income taxes decreased to 8.7% of net sales for fiscal 2007 from 11.5% of net sales for fiscal 2006. The primary factors for this were the reduction in unit sales and corresponding margins.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 8.8% resulted from an 8.1% decrease in unit shipments. The decrease in units sold of approximately 8.1% outperformed the overall market unit decrease in motorhomes of 10.2% for the two month period August and September 2006 according to statistics published by the Recreation Vehicle Industry Association. Decreases in the average price per unit resulted from the product mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Motorized gross profit percentage decreased to 9.3% of net sales in 2007 from 10.3% of net sales for fiscal 2006. The primary factor for the decrease in gross profit in 2007 was decreased unit sales. Selling, general and administrative expenses were 4.8% of net sales for fiscal 2007and 4.7% of net sales for fiscal 2006.
Motorized income before income taxes was 4.5% of net sales for fiscal 2007 and 5.6% of net sales for fiscal 2006.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	10.2%	6.1%	16.3%
The increase in buses net sales of 16.3% resulted from a combination of an increase in both average price per unit and unit shipments.
Buses gross profit percentage increased to 7.3% of net sales for fiscal 2007 from 7.1% of net sales for fiscal 2006. Selling, general and administrative expenses were 3.8% of net sales for fiscal 2007 and 4.4% for fiscal 2006.
Buses income before income taxes increased to 3.3% of net sales for fiscal 2007 from 2.5% for fiscal 2006 due to increased sales volume.
Financial Condition and Liquidity
$ (in 000)
As of October 31, 2006, we had $206,778 in cash, cash equivalents and short-term investments, compared to $264,373 on July 31, 2006. Effective August 1, 2006, the Company made the decision to change its investment strategy from one of generating profits on short-term differences in price to one of preserving capital.
Working capital at October 31, 2006 was $345,853 compared to $374,006 on July 31, 2006. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2006. We anticipate renewing the line of credit. There were no borrowings on this line of credit during the period ended October 31, 2006. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. Capital expenditures of approximately $4,076 for the three months ended October 31, 2006 were primarily for planned expansions and improvements of our recreation vehicle segments.
The Company anticipates additional capital expenditures in fiscal 2007 of approximately $16,000. These expenditures will be made primarily to expand our RV companies and for replacement of machinery and equipment to be used in the ordinary course of business.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
In connection with the evaluation of internal control over financial reporting described above, no changes in the Company’s internal control over financial reporting were identified that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PART II — Other Information
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
August 2006	—	—	—	1,987,600
September 2006	20,100	$39.94	20,100	1,967,500
October 2006	20,300	$40.72	20,300	1,947,200

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. On June 26, 2006 our Board of Directors authorized the repurchase of an additional 2,000,000 shares extending over a 24-month period before expiring. At October 31, 2006, 1,947,200 shares of common stock remained authorized for repurchase under the repurchase program.
ITEM 6. Exhibits
a.) Exhibits

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: November 27, 2006	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: November 27, 2006	/s/ Walter L. Bennett
Walter L. Bennett
Executive Vice President, Secretary and Chief Financial Officer