Form 10-K/A
period 2006-07-31
THOR INDUSTRIES INC
filed 2007-06-11
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
Portions of the Proxy Statement for the Annual Meeting of Shareholders held on December 5, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K/A.

Explanatory Note
(All amounts presented in thousands)
This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2006. We have restated our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and are filing this amendment to reflect the restated amounts. We have also restated our unaudited interim consolidated financial statements as of and for the three months ended October 31, 2006 and will shortly file an amendment to our Quarterly Report on Form 10-Q/A for such period. The effects of this restatement are reflected in the comparative amounts included in this Form 10-K/A.
On January 29, 2007, we announced that the Audit Committee of our Board of Directors (the “Audit Committee”) initiated an independent investigation regarding certain accounting issues at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”), primarily involving inventory, accounts receivable, accounts payable, and cost of products sold. We promptly and voluntarily informed the SEC of the Audit Committee’s investigation, and have been responding to SEC staff requests for additional information in connection with the staff’s investigation. The Audit Committee, assisted by independent outside legal counsel and accounting experts, thoroughly investigated the accounting issues raised at Dutchmen. The Audit Committee and its advisors also reviewed the internal controls at Dutchmen and other subsidiaries.
On April 9, 2007, we announced that on April 4, 2007 our Board of Directors, acting upon the recommendation of the Audit Committee and management, concluded that our previously issued consolidated financial statements relating to the fiscal years 2004, 2005 and 2006 and the three months ended October 31, 2006 contained in our filings with the SEC, including related reports of our independent registered public accounting firm, Deloitte & Touche LLP, and press releases, should no longer be relied upon.
The consolidated financial statements and related financial information contained in our Annual Reports on Form 10-K through July 31, 2006 should be read only in conjunction with the information contained in this Form 10-K/A. See Note A of our consolidated financial statements included in this Form 10-K/A for further discussion.
The Audit Committee’s investigation confirmed the Company’s determination that income before income taxes recorded by Dutchmen was overstated in the amount of approximately $26,000 in the aggregate from fiscal year 2004 to the second quarter of fiscal year 2007, as a result of misconduct by Dutchmen’s former Vice President of Finance, the senior financial officer of Dutchmen in which he intentionally understated the cost of products sold. Dutchmen’s Vice President of Finance manipulated accounts reflecting inventory, accounts receivable, accounts payable, and cost of products sold, by entering and approving his own inaccurate journal entries as well as reconciling the related accounts, and prepared fraudulent supporting documentation, with the net effect of overstating Dutchmen’s income before income taxes by approximately $26,000 during the relevant period. The Audit Committee’s investigation found no evidence to conclude that anyone else, at Dutchmen or elsewhere in the Company, knew of or participated in this misconduct or that there was theft or misappropriation of company assets. The Audit Committee’s investigation also identified issues with respect to internal controls at Dutchmen, certain of the Company’s other operating subsidiaries, and the Company’s corporate finance and accounting office. The Company’s conclusions regarding internal controls issues are more fully detailed in Item 9A of this report.
The Company’s decision to restate its previously issued financial statements follows the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during the periods restated. The cumulative effect of the restatement reported in this Annual Report on Form 10-K/A is a reduction to income before income taxes of $21,121, or $13,255 in net income, for the fiscal years 2004 through 2006 with the primary impact occurring in fiscal year 2006. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, are reported in this Annual Report on Form 10-K/A.
The effects of these restatements are reflected in the financial statements and other supplemental data, including the unaudited quarterly data for fiscal years 2004, 2005 and 2006 and selected financial data, included in this Form 10-K/A. We have not amended and do not intend to amend any of our previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments other than in this Annual Report on Form 10-K/A or any of our previously filed Quarterly Reports on Form 10-Q other than our Quarterly Report on Form 10-Q/A for the three months ended October 31, 2006 being filed shortly after this report.

We did not timely file our Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 by the prescribed due date of March 12, 2007. At that time, the Audit Committee’s investigation was ongoing. We expect to file our Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 as soon as practicable after the filing of this report.
As a result of our failure to file quarterly reports on a timely basis, we are no longer eligible to use Form S-3 to register our securities with the SEC until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.
The restatement, and the reasons for and events leading to the restatement, are described in more detail in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to our Consolidated Financial Statements — Restatement of Financial Statements. This restatement affects the following areas of the report:

Part I — Item 1	Business (“Forward Looking Statements” subsection only);
Part I — Item 1A.	Risk Factors;
Part II — Item 6.	Selected Financial Data;
Part II — Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II — Item 8.	Financial Statements and Supplementary Data (Unaudited);
Part II — Item 9A.	Controls and Procedures; and
Part IV — Item 15.	Exhibits and Financial Statement Schedules, as described in Note A to our Consolidated Financial Statements — Restatement of Financial Statements.
Except for the foregoing amended disclosures, the information in this Form 10-K/A generally has not been updated to reflect events that occurred after September 28, 2006, the original filing date of our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

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
The table below sets forth the contribution of each of the Company’s product lines to net sales in each of the last three fiscal years.

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Recreation Vehicles:
Towables	$2,173,483	71	$1,742,108	68	$1,433,997	65
Motorized	577,025	19	566,138	22	539,010	25

Total Recreation Vehicles	2,750,508	90	2,308,246	90	1,973,007	90
Buses	315,768	10	249,895	10	214,732	10

Total Net Sales	$3,066,276	100	$2,558,141	100	$2,187,739	100

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
Forward Looking Statements
This Annual Report on Form 10-K/A includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, the Company’s ability to become current in its filings with the SEC, additional issues that may arise in connection with the findings of the Audit Committee’s investigation and the SEC’s requests for additional information, fuel prices, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions and other risks and uncertainties discussed more fully in Item 1A. “Risk Factors” below. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K/A or to reflect any change in our expectations after the date of this Annual Report on Form 10-K/A or any change in events, conditions or circumstances on which any statement is based, except as required by law.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders are made available, free of charge, on our web site, http://www.thorindustries.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.
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
Risks Relating to Our Investigation
The SEC is reviewing the facts and circumstances giving rise to the restatement of our previously issued financial statements.
As previously announced, in connection with an internal review of our Dutchmen Manufacturing, Inc. operating subsidiary, we promptly and voluntarily informed the SEC of the Audit Committee’s independent investigation, and have been responding to SEC staff requests for additional information in connection with the staff’s investigation. We continue to be in discussions with the SEC and intend to cooperate fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
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
Our operations may be adversely affected if our Chief Executive Officer is unable to continue in his present roles.
Wade F. B. Thompson continues as our Chairman, President, and Chief Executive Officer, but has relinquished most of his day to day operating responsibilities to H. Coleman Davis, III, the Chief Operating Officer, while Mr. Thompson undergoes medical treatment for cancer. If Mr. Thompson is unable to continue in these roles, the search for and appointment of a Chief Executive Officer will result in a transition period for our management team and our Board of Directors, which may adversely impact the Company’s operations. Peter B. Orthwein, a co-founder of our company, continues in his role as Vice Chairman of our company and has undertaken additional responsibilities and an enhanced executive role.
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
The following table describes the location, number and size of our facilities as of July 31, 2006.

			Approximate
			Building
		No. of	Area
Locations	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Hensall, Ontario, Canada (Citair)	Owned	1	97,000
Oliver, B.C., Canada (Citair)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	2	110,000
Burley, ID (Dutchmen)	Owned	5	162,000
Goshen, IN (Dutchmen)	Owned	12	513,000
Bristol, IN (Dutchmen)	Owned	1	66,000
Bristol, IN (Aero-Dutchmen) (2)	Leased	1	40,000
Goshen, IN (Aero-Dutchmen) (2)	Leased	1	23,000
Syracuse, IN (Aero-Dutchmen)	Owned	3	133,000
Syracuse, IN (Aero-Dutchmen) (1)	Leased	1	49,000
Elkhart, IN (Four Winds)	Owned	9	707,000
Elkhart, IN (Four Winds) (3)	Leased	2	67,000
Elkhart, IN (Damon)	Owned	6	227,000
Elkhart, IN (Damon) (4)	Leased	3	41,000
Nappanee, IN (Breckenridge)	Owned	2	144,000
Topeka, IN (CrossRoads)	Owned	4	195,000
Bristol, IN (CrossRoads) (5)	Leased	2	67,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (Thor California) (6)	Leased	3	166,000
Moreno Valley, CA (Thor California) (7)	Leased	1	49,000
Moreno Valley, CA (Thor California)	Owned	1	63,000
Goshen, IN (Keystone) (8)	Leased	9	472,000
Goshen, IN (Keystone)	Owned	13	989,000
Howe, IN (Keystone) (10)	Leased	1	168,000
Pendleton, OR (Keystone)	Owned	1	146,000
Pendleton, OR (Keystone) (9)	Leased	1	63,000
Buses:
Salina, KS (ElDorado Kansas)	Owned	2	252,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus)	Owned	5	201,000
Elkhart, IN (Goshen Coach)	Owned	3	126,000

Total		107	6,024,000

(1)	This location is occupied under a net lease which expires in 2010 with option to purchase.

(2)	This location is occupied under a net lease which expires in 2008.

(3)	These locations are occupied under net leases expiring at various times starting in 2007 thru 2008.

(4)	These locations are occupied under net leases expiring at various times starting in 2006 thru 2013.

(5)	These locations are occupied under net leases expiring at various times starting in 2006 and 2007.

(6)	This location is occupied under a net lease which expires in 2008.

(7)	This location is occupied under a net lease which expires October 2010.

(8)	These locations are occupied under net leases, expiring at various periods starting in 2007 thru 2012. Leases have extensions and or options to purchase.

(9)	This location is occupied under a net lease expiring in November 2011 with an option to renew for 7 years.

(10)	This location is occupied under a net lease expiring in 2010.
ITEM 3. LEGAL PROCEEDINGS
The SEC is reviewing the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006. We intend to cooperate fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material.
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
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	533,038	$21.29	666,003
Equity compensation plans not approved by security holders (1)	—	NA	398,013

Total	533,038	$21.29	1,064,016

(1)	Constitutes shares remaining available for issuance under the Thor Industries, Inc. Restricted Stock Plan (the “Stock Plan”). The Stock Plan, which was adopted in 1997, is intended to advance the interests of the Company, its stockholders, its subsidiaries and its affiliates by encouraging and enabling inside directors, officers and other employees to acquire and retain a proprietary interest in the Company by ownership of its stock. The Compensation Committee of the Board of Directors, which administers the Stock Plan, may, at any time and from time to time, make grants to plan participants in such amounts as it shall determine. Each grant vests as determined by the Compensation Committee but, in any event, each grant automatically vests upon the earliest of (x) the termination by the Company of the recipient other than for cause and (y) the recipient’s death, disability or retirement.
(e) Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Maximum Number
	(a) Total Number	(b) Average	(or Units) Purchased as	of Shares that
	of Shares (or units)	Price Paid Per	Part of Publicly Announced	May Yet Be Purchased
Period	Purchased	Share (or Unit)	Plans or Programs (1)	Under the Plans or Programs
May 2006	—	—	—	1,032,800
June 2006	728,600	$44.82	728,600	2,304,200
July 2006	316,600	$43.29	316,600	1,987,600

(1)	On March 11, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. In the second quarter of fiscal 2004, we affected a two-for-one stock split, resulting in 2,000,000 shares authorized for repurchase under the program. On June 26, 2006 our Board of Directors authorized the repurchase of an additional 2,000,000 shares extending over a 24-month period before expiring. At July 31, 2006, 1,987,600 shares of common stock remained authorized for repurchase under the repurchase program.
ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended July 31,
	2006	2005	2004	2003	2002
	(restated (4))	(restated (4))	(restated (4))
Income statement data:
Net sales (2)(3)	$3,066,276	$2,558,141	$2,187,739	$1,571,404	$1,245,300
Net income (2)(3)	163,405	119,143	104,513	78,631	51,182
Earnings per common share (1)(2)(3)
Basic	2.89	2.10	1.83	1.38	.94
Diluted	2.87	2.09	1.81	1.37	.94
Dividends declared per common share (1)	.19	.42	.09	.025	.02
Dividends paid per common share (1)	.49	.12	.09	.025	.02
Balance sheet data:
Total assets (2)(3)	$1,004,725	$853,893	$762,163	$608,941	$497,503

(1)	Per share amounts were adjusted for the two-for-one stock split in January 2004 and July 2002.

(2)	Selected financial data for 2006, 2005 and 2004 include the results of Damon Corporation, which was acquired on September 2, 2003. Selected financial data for 2006, 2005, 2004, 2003 and 2002 include the results of Keystone RV Company, which was acquired on November 9, 2001.

(3)	Selected financial data for 2006 and 2005 includes the results of CrossRoads RV, which was acquired on November 1, 2004, and Goshen Coach, Inc. which was acquired on May 27, 2005.

(4)	Amounts reflect the restatement discussed in Note A in the Consolidated Financial Statements
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
Restatement
On January 29, 2007, we announced that the Audit Committee of our Board of Directors (the “Audit Committee”) initiated an independent investigation regarding certain accounting issues at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”), primarily involving inventory, accounts receivable, accounts payable, and cost of products sold. We promptly and voluntarily informed the SEC of the Audit Committee’s investigation, and have been responding to SEC staff requests for additional information in connection with the staff’s investigation. The Audit Committee, assisted by independent outside legal counsel and accounting experts, thoroughly investigated the accounting issues raised at Dutchmen. The Audit Committee and its advisors also reviewed the internal controls at Dutchmen and other subsidiaries.
On April 9, 2007, we announced that on April 4, 2007 our Board of Directors, acting upon the recommendation of the Audit Committee and management, concluded that our previously issued consolidated financial statements relating to the fiscal years 2004, 2005 and 2006 and the three months ended October 31, 2006 contained in our filings with the SEC, including related reports of our independent registered public accounting firm, Deloitte & Touche LLP, and press releases, should no longer be relied upon.
Upon completing their investigation, the Audit Committee’s independent advisors presented the findings and recommendations of the investigation to the Company’s Board of Directors on April 17, 2007 and April 30, 2007 and to the SEC staff on May 4, 2007. The

Audit Committee’s investigation confirmed the Company’s determination that income before income taxes recorded by Dutchmen was overstated in the amount of approximately $26,000 in the aggregate from fiscal year 2004 to the second quarter of fiscal year 2007, as a result of misconduct by Dutchmen’s former Vice President of Finance, the senior financial officer of Dutchmen in which he intentionally understated the cost of products sold. Dutchmen’s Vice President of Finance manipulated accounts reflecting inventory, accounts receivable, accounts payable, and cost of products sold, by entering and approving his own inaccurate journal entries as well as reconciling the related accounts, and prepared fraudulent supporting documentation, with the net effect of overstating Dutchmen’s income before income taxes by approximately $26,000 during the relevant period. The Audit Committee’s investigation found no evidence to conclude that anyone else, at Dutchmen or elsewhere in the Company, knew of or participated in this misconduct or that there was theft or misappropriation of company assets. The Audit Committee’s investigation also identified issues with respect to internal controls at Dutchmen, certain of the Company’s other operating subsidiaries, and the Company’s corporate finance and accounting office. The Company’s conclusions regarding internal controls issues are more fully detailed in Item 9A of this report.
The Company’s decision to restate its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and the financial statements as of and for the three months ended October 31, 2006, follows the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during these periods. As further described in Note A to our Consolidated Financial Statements — Restatement of Financial Statements, the cumulative effect of the restatement reported in this Annual Report on Form 10-K/A is a reduction to income before income taxes of $21,121, or $13,255 in net income, for the fiscal years 2004 through 2006 with the primary impact occurring in fiscal year 2006. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, are reported in this Annual Report on Form 10-K/A The restated financial statements as of and for the three months ended October 31, 2006 will be reported in our Quarterly Report on Form 10-Q/A which will be filed shortly after this report. The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement described in Note A.
We have incurred material expenses in 2007 as a direct result of the Audit Committee’s investigation and the Company’s review of the accounting practices at Dutchmen and certain of our other operating subsidiaries. These costs primarily relate to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to the preparation, review and audit of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters.
Information on our accounting controls and procedures, including our internal controls, is described in Item 9A — Controls and Procedures.
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were approximately even with last year for the 6 months ended June 30, 2006; however the motorized segment was down approximately 14%. Higher interest rates and fuel prices appear to affect the motorized segment more severely.
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

FISCAL 2006 VS. FISCAL 2005

			Change
	Fiscal 2006	Fiscal 2005	Amount	%

NET SALES
Recreation Vehicles
Towables	$2,173,483	$1,742,108	$431,375	24.8
Motorized	577,025	566,138	10,887	1.9

Total Recreation Vehicles	2,750,508	2,308,246	442,262	19.2
Buses	315,768	249,895	65,873	26.4

Total	$3,066,276	$2,558,141	$508,135	19.9

# OF UNITS
Recreation Vehicles
Towables	112,103	88,471	23,632	26.7
Motorized	7,860	8,158	(298)	(3.7)

Total Recreation Vehicles	119,963	96,629	23,334	24.1
Buses	5,725	4,372	1,353	30.9

Total	125,688	101,001	24,687	24.4

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%

GROSS PROFIT
Recreation Vehicles
Towables	$350,954	16.1	$261,272	15.0	$89,682	34.3
Motorized	55,622	9.6	52,993	9.4	2,629	5.0

Total Recreation Vehicles	406,576	14.8	314,265	13.6	92,311	29.4
Buses	24,882	7.9	21,270	8.5	3,612	17.0

Total	$431,458	14.1	$335,535	13.1	$95,923	28.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$121,778	5.6	$98,235	5.6	$23,543	24.0
Motorized	28,147	4.9	28,314	5.0	(167)	(0.6)

Total Recreation Vehicles	149,925	5.5	126,549	5.5	23,376	18.5
Buses	14,577	4.6	13,463	5.4	1,114	8.3
Corporate	19,424	—	12,487	—	6,937	55.6

Total	$183,926	6.0	$152,499	6.0	$31,427	20.6

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$228,592	10.5	$164,343	9.4	$64,249	39.1
Motorized	27,404	4.7	24,607	4.3	2,797	11.4

Total Recreation Vehicles	255,996	9.3	188,950	8.2	67,046	35.5
Buses	9,356	3.0	7,492	3.0	1,864	24.9
Corporate	(9,241)	—	(7,063)	—	(2,178)	(30.8)

Total	$256,111	8.4	$189,379	7.4	$66,732	35.2

ORDER BACKLOG

	As of	As of	Change
	July 31, 2006	July 31, 2005	Amount	%

Recreation Vehicles
Towables	$229,823	$202,177	$27,646	13.7
Motorized	103,214	133,924	(30,710)	(23.0)

Total Recreation Vehicles	333,037	336,101	(3,064)	(.9)
Buses	216,454	130,566	85,888	65.8

Total	$549,491	$466,667	$82,824	17.7

CONSOLIDATED
Net sales and gross profit for fiscal 2006 were up 19.9% and 28.6% respectively compared to fiscal 2005. Income before income taxes for fiscal 2006 was up 35.2% compared to 2005. Selling, general and administrative expenses for fiscal 2006 increased 20.6% compared to fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $19,424 for fiscal 2006 compared to $12,487 in fiscal 2005. This increase of $6,937 is primarily the result of increased insurance costs, legal expenses, and increased compensation expenses.
Other income for fiscal 2005 included a $2,037 gain from the sale of our Thor America property.
Net sales and income before income taxes for fiscal 2006 included net sales and income (loss) before income taxes of $41,510 and $(892) respectively, for Goshen Coach acquired May 27, 2005. The overall effective tax rate for fiscal 2006 was 36.2% compared to 37.1% for fiscal 2005.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Impact from Internal Growth
	Impact from	Average Price
	Acquisitions	Per Unit	Units	Net Change

Recreation Vehicles
Towables	2.2%	(1.9)%	24.5%	24.8%
Motorized	—	5.6%	(3.7)%	1.9%
TOWABLE RECREATION VEHICLES
The increase in towable net sales of 24.8% resulted primarily from an increase in unit shipments. The overall industry increase in towables for August 2005 thru July 2006 was 20.4% according to statistics provided by the Recreation Vehicle Industry Association. Decreases in the average price per unit resulted from product mix. We estimate that $122,258 or 5.6% of towable net sales were related to hurricane relief units which were sold through our dealer network. We have no comparable industry statistics for the total hurricane relief units sold.
Towables gross profit percentage increased to 16.1% of net sales for fiscal 2006 from 15.0% of net sales for fiscal 2005. The primary factor for the 34.3% increase in gross profit was the 24.8% increase in net sales, improved manufacturing cost and reduced warranty cost as a percentage of net sales. Selling, general and administrative expenses were 5.6% of net sales for fiscal 2006 and fiscal 2005.
Towables income before income taxes increased to 10.5% of net sales for fiscal 2006 from 9.4% of net sales for fiscal 2005. The primary factors for this increase was our 24.8% revenue increase and reduced manufacturing and warranty costs as a percentage of net sales.
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
Buses income before income taxes was 3.0% of net sales for fiscal 2006 and fiscal 2005.
FISCAL 2005 VS. FISCAL 2004

			Change
	Fiscal 2005	Fiscal 2004	Amount	%

NET SALES
Recreation Vehicles
Towables	$1,742,108	$1,433,997	$308,111	21.5
Motorized	566,138	539,010	27,128	5.0

Total Recreation Vehicles	2,308,246	1,973,007	335,239	17.0
Buses	249,895	214,732	35,163	16.4

Total	$2,558,141	$2,187,739	$370,402	16.9

# OF UNITS
Recreation Vehicles
Towables	88,471	78,644	9,827	12.5
Motorized	8,158	8,364	(206)	(2.5)

Total Recreation Vehicles	96,629	87,008	9,621	11.1
Buses	4,372	3,826	546	14.3

Total	101,001	90,834	10,167	11.2

		% of		% of
		Segment		Segment
		Net Sales		Net Sales

GROSS PROFIT
Recreation Vehicles
Towables	$261,272	15.0	$224,621	15.7	$36,651	16.3
Motorized	52,993	9.4	53,190	9.9	(197)	(.4)

Total Recreation Vehicles	314,265	13.6	277,811	14.1	36,454	13.1
Buses	21,270	8.5	20,148	9.4	1,122	5.6

Total	$335,535	13.1	$297,959	13.6	$37,576	12.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$98,235	5.6	$81,665	5.7	$16,570	20.3
Motorized	28,314	5.0	25,065	4.7	3,249	13.0

Total Recreation Vehicles	126,549	5.5	106,730	5.4	19,819	18.6
Buses	13,463	5.4	11,132	5.2	2,331	20.9
Corporate	12,487	—	19,799	—	(7,312)	(36.9)

Total	$152,499	6.0	$137,661	6.3	$14,838	10.8

INCOME BEFORE INCOME TAXES
Recreation Vehicles

		% of		% of
		Segment		Segment
		Net Sales		Net Sales

Towables	$164,343	9.4	$142,330	10.0	$22,013	15.5
Motorized	24,607	4.3	28,064	5.2	(3,457)	(12.3)

Total Recreation Vehicles	188,950	8.2	170,394	8.7	18,556	10.9
Buses	7,492	3.0	9,577	4.5	(2,085)	(21.8)
Corporate	(7,063)	—	(14,329)	—	7,266	50.7

Total	$189,379	7.4	$165,642	7.6	$23,737	14.3

ORDER BACKLOG

	As of	As of	Change
	July 31, 2005	July 31, 2004	Amount	%

Recreation Vehicles
Towables	$202,177	$251,573	$(49,396)	(19.6)
Motorized	133,924	108,991	24,933	22.9

Total Recreation Vehicles	336,101	360,564	(24,463)	(6.8)
Buses	130,566	134,414	(3,848)	(2.9)

Total	$466,667	$494,978	$(28,311)	(5.7)

CONSOLIDATED
Net sales and gross profit for fiscal 2005 were up 16.9% and 12.6% respectively compared to fiscal 2004. Income before income taxes for fiscal 2005 was up 14.3% compared to 2004. Selling, general and administrative expenses for fiscal 2005 increased 10.8% compared to fiscal 2004. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
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

Towables gross profit percentage decreased to 15.0% of net sales for fiscal 2005 from 15.7% of net sales for fiscal 2004. The primary factors for the reduced gross margin in 2005 was a $9,300 decline in gross margin at our Thor California operation due to reduced sales volumes of 19%, higher costs of materials, increased workers’ compensation claims, and the overall inability to reduce manufacturing overhead costs in relationship to the sales reductions. Selling, general and administrative expenses were 5.6% of net sales for fiscal 2005 and 5.7% for fiscal 2004.
Towables income before income taxes decreased to 9.4% of net sales for fiscal 2005 from 10.0% of net sales for fiscal 2004. The primary factors for this reduction were reductions in gross margin as mentioned earlier.
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
Working capital at July 31, 2006 was $360,751 compared to $271,032 on July 31, 2005. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2006. There were no borrowings on this line of credit during the year ended July 31, 2006. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $31,008 for fiscal year ended July 31, 2006 were primarily for planned expansions and improvements of $26,613 at our recreation vehicle facilities and $4,395 for our bus operations, primarily at our new Goshen Coach facility. We paid a special 25¢ dividend in fiscal 2006 totalling $14,166. We also bought back 1,145,200 shares of Thor common stock in fiscal 2006 at a total cost of $51,462.
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
Impairment of Goodwill, Trademarks and Long-Lived Assets
We at least annually review the carrying value of goodwill and other intangible assets. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however changes in estimates of such cash flows and fair values could affect the evaluations.
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

Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning August 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED) — SEE ITEM 15
Quarterly Financial Data

	As Previously Reported				Restated
	October 31	January 31	April 30	July 31	October 31	January 31	April 30	July 31
Fiscal 2006
Net Sales	$761,323	$642,047	$857,615	$805,291	$761,323	$642,047	$857,615	$805,291
Gross profit	111,642	89,963	128,011	116,154	108,495	86,852	124,109	112,002
Net income	43,365	31,874	51,139	46,086	41,373	29,905	48,669	43,458
Earnings per common share
Basic	.77	.56	.90	.82	.73	.53	.86	.77
Diluted	.76	.56	.90	.81	.73	.52	.85	.77
Dividends declared per common share	—	.05	.07	.07	—	.05	.07	.07
Dividends paid per common share	.30	.05	.07	.07	.30	.05	.07	.07
Market prices per common share
High	$36.39	$43.46	$56.93	$53.28	$36.39	$43.46	$56.93	$53.28
Low	$30.63	$31.66	$41.65	$42.00	$30.63	$31.66	$41.65	$42.00

	As Previously Reported				Restated
	October 31	January 31	April 30	July 31	October 31	January 31	April 30	July 31
Fiscal 2005
Net Sales	$632,726	$537,041	$728,693	$659,891	$632,726	$537,041	$728,501	$659,873
Gross profit	90,774	67,832	94,035	87,125	89,313	66,977	93,078	86,167
Net income	35,073	20,638	32,950	33,106	34,167	20,108	32,356	32,512
Earnings per common share
Basic	.61	.36	.58	.59	.60	.35	.57	.58
Diluted	.61	.36	.58	.58	.60	.35	.56	.58
Dividends declared per common share	.03	.03	.03	.33	.03	.03	.03	.33
Dividends paid per common share	.03	.03	.03	.03	.03	.03	.03	.03
Market prices per common share
High	$31.40	$37.99	$36.76	$36.52	$31.40	$37.99	$36.76	$36.52
Low	$24.16	$27.55	$26.27	$27.00	$24.16	$27.55	$26.27	$27.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Part A. Restatement of the Consolidated Financial Statements
As discussed in the Explanatory Note, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the financial statements in this Form 10-K/A, the Company has restated its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005.
The Company’s decision to restate its financial statements follows the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during these periods.
Part B. Evaluation of Disclosure Controls and Procedures
In connection with the preparation of the Company’s amended Annual Report on Form 10-K/A for the year ended July 31, 2006, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated its prior conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the amended Annual Report. As described below, a material weakness was identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon management’s re-evaluation, conducted under Exchange Act Rule 13a-15, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2006 due to the material weakness described in Part C below.
Part C. Management’s Report on Internal Control Over Financial Reporting (as revised)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.
In our previously-filed Annual Report on Form 10-K for the year ended July 31, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As a result of the findings of the independent investigation of the Audit Committee of the Board of Directors and the restatement of the Company’s financial statements, management reassessed our internal control over financial reporting using the COSO criteria. Management identified the following material weakness in the Company’s internal control over financial reporting as of July 31, 2006:
Lack of Segregation of Duties. In January 2007, management was informed by the President of one of the Company’s operating subsidiaries, Dutchmen Manufacturing, Inc., or Dutchmen, of facts that led it to discover that there was a lack of segregation of duties at Dutchmen. It is Company policy to segregate duties among different people to reduce the risk of error or inappropriate action. Despite certain efforts by the Company to improve internal controls at Dutchmen, Dutchmen’s Vice President of Finance was able to perform functions that were or should have been specifically assigned to other employees of Dutchmen, including Dutchmen’s controller and internal auditor/accountant. Specifically, Dutchmen’s Vice President of Finance, through various means, was entering, approving and reconciling entries into various accounts, such as inventory, accounts receivable, accounts payable and cost of products sold, which duties should have been segregated, and continued to do so after the Company caused additional finance staff to be hired at Dutchmen. Dutchmen’s Vice President of Finance also entered inaccurate accounting entries and prepared fraudulent supporting documentation and had excessive access rights to various aspects of Dutchmen’s accounting and information systems. Dutchmen’s internal policies did not sufficiently segregate duties for making or approving entries in key accounts and account reconciliations, and the Company lacked sufficient compensating internal controls to prevent or detect the acts described above. This material weakness caused the financial results reported by Dutchmen to the Company’s corporate finance and accounting group to be materially inaccurate and to be incorporated into the Company’s consolidated financial statements and the Company’s required SEC filings. In addition, certain of the Company’s other operating subsidiaries also had functions that should have been but were not segregated, there were employees who had inappropriate levels of access to various aspects of the accounting and information systems at certain operating subsidiaries, and the Company’s corporate level monitoring of certain operating subsidiaries’ reconciliations was insufficient.
As a result of the aforementioned material weakness, as of July 31, 2006, management has revised its previously reported assessment of the effectiveness of internal control over financial reporting and has concluded that, as of July 31, 2006, the Company’s internal control over financial reporting was not effective.
Management’s revised assessment of the effectiveness of internal control over financial reporting as of July 31, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K/A. As stated in their attestation report on management’s assessment of the Company’s internal control over financial reporting, Deloitte has expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006.
Part D. Remedial Actions
To remediate the material weakness described above, the Company has taken or intends to take the following actions:
•	The Company has terminated the employment of the Dutchmen Vice President of Finance and has hired a new Vice President of Finance at Dutchmen;

•	The Company has eliminated the excessive accounting and information system access rights found to be available to the Dutchmen Vice President of Finance;

•	Since discovery of the activities of the former Dutchmen Vice President of Finance, the Company has assigned a member of its internal audit department to Dutchmen to assist in implementing full segregation of duties in Dutchmen’s accounting function;

•	The Company is modifying the duties of accounting personnel to improve segregation of duties and modifying certain information access rights at certain of its other operating subsidiaries;

•	The Company is providing additional training on fraud risk and awareness and assisting management and other key personnel to understand the lessons learned through the Dutchmen review;

•	To improve the Company’s oversight of internal controls at its subsidiaries, the Company’s Board of Directors has hired a professional services firm to lead and coordinate ongoing compliance efforts under Sarbanes-Oxley section 404 and partner with the internal audit function of the Company;

•	More frequent and in-depth periodic, unannounced internal audits of controls will be conducted at the subsidiary level;

•	The Company has enhanced its corporate level monitoring of the operating subsidiaries’ accounts receivable, accounts payable and cash reconciliations, including verification that financial information submitted by the operating subsidiaries agrees with the financial information recorded in the operating subsidiaries’ information systems; and

•	The Company has modified its reporting relationships so that heads of subsidiary accounting departments report directly to the Chief Financial Officer of the Company as opposed to subsidiary level presidents.

Part E. Changes in Internal Control Over Financial Reporting
Other than the foregoing initiatives, during the fourth quarter of fiscal year 2006 and through the date of this report, there have been no material changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part F. Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Thor Industries, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting (as revised), that Thor Industries, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of July 31, 2006 because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated September 28, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of July 31, 2006. As described in the following paragraph, the Company subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006 expressed herein is different from that expressed in our previous report.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and included in management’s revised assessment regarding the lack of segregation of duties as the Company did not design and implement controls necessary to provide reasonable assurance that there was appropriate segregation of duties at certain operating subsidiaries. This material weakness resulted in the restatement of the Company’s previously issued financial statements as described in Note A to the consolidated financial statements. This deficiency was determined to be a material weakness, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency and the lack of other mitigating controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended July 31, 2006 (as restated), of the Company and this report does not affect our report on such financial statements.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2006 of the Company and our report dated September 28, 2006 (June 8, 2007 as to the effects of the restatement discussed in Note A) expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the restatement of the Company’s consolidated financial statements.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 28, 2006 (June 8, 2007 as to the effect of the material weakness described in Management’s Report on Internal Controls Over Financial Reporting (as revised)).
ITEM 9B. OTHER INFORMATION
Not Applicable
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION; DIRECTOR COMPENSATION; 1999 STOCK OPTION PLAN; RESTRICTED STOCK PLAN; SELECT EXECUTIVE INCENTIVE PLAN; ANNUAL INCENTIVE PLAN; PERFORMANCE GRAPH; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; and COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the definitive Proxy Statement, dated on or about October 30, 2006, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required in response to this Item is contained under the caption OWNERSHIP OF COMMON STOCK in the definitive Proxy Statement, dated on or about October 30, 2006, filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
(b) Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004)

3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)

4.1	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)

10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)

10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)

10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000)

14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006, filed with the Commission on September 28, 2006)

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes—Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes — Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/S/ Wade F.B. Thompson

Wade F. B. Thompson
Chairman, President, and
Chief Executive Officer

Date: June 11, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Peter B. Orthwein	(Signed)	/S/ Walter L. Bennett

	Peter B. Orthwein		Walter L. Bennett
	Vice Chairman, Treasurer		Chief Financial Officer
	(Director)		(Principal Financial Officer & Principal Accounting Officer)

Date: June 11, 2007		Date: June 11, 2007

(Signed)	/S/ Wade F.B. Thompson	(Signed)	/S/ Alan Siegel

	Wade F. B. Thompson		Alan Siegel
	Chairman, President, and Chief Executive Officer (Principal Executive Officer and Director)		Director

Date: June 11, 2007		Date: June 11, 2007

(Signed)	/S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

	William C. Tomson		Neil D. Chrisman
	Director		Director

Date: June 11, 2007		Date: June 11, 2007

(Signed)	/S/ H. Coleman Davis	(Signed)	/S/ Jan H. Suwinski

	H. Coleman Davis		Jan H. Suwinski
	Director		Director

Date: June 11, 2007		Date: June 11, 2007

(Signed)	/S/ Geoffrey A. Thompson

Geoffrey A. Thompson
Director

Date: June 11, 2007

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
As discussed in Note A, the accompanying 2006, 2005, and 2004 consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2006, (June 8, 2007 as to the effects of the material weakness described in management’s Report on Internal Control over Financial Reporting, as revised) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 28, 2006 (June 8, 2007 as to the effects of the restatement discussed in Note A)

Consolidated Balance Sheets, July 31, 2006 and 2005
(amounts in thousands except share data)

	2006	2005
	(as restated,	(as restated,
	see Note A)	see Note A)
Assets
Current assets:
Cash and cash equivalents	$196,136	$163,596
Investments-short term (Note B)	68,237	45,219
Accounts receivable:
Trade, less allowance for doubtful accounts— $105 in 2006 and $506 in 2005 (Note B)	188,104	138,226
Other	5,639	5,409
Inventories (Note E)	183,169	160,485
Deferred income taxes and other (Note G)	11,431	7,119

Total current assets	652,716	520,054

Property, plant and equipment:
Land	21,323	21,339
Buildings and improvements	131,649	109,443
Machinery and equipment	55,656	49,259

Total cost	208,628	180,041
Less accumulated depreciation	51,163	40,252

Net property, plant and equipment	157,465	139,789

Investments — Joint ventures (Note L)	2,737	2,800

Other assets:
Goodwill (Note D)	165,663	165,662
Noncompete agreements — Net (Note D)	2,841	3,790
Trademarks (Note D)	13,900	13,900
Other	9,403	7,898

Total other assets	191,807	191,250

Total	$1,004,725	$853,893

See notes to consolidated financial statements.

	2006	2005
	(as restated,	(as restated)
	see Note A)	see Note A)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,609	$120,879
Accrued liabilities:
Compensation and related items	37,161	28,519
Product warranties (Note N)	59,795	55,118
Taxes	18,709	5,738
Promotions and rebates	12,953	7,362
Product/property liability and related liabilities	10,423	7,913
Dividends payable (Note K)	—	17,000
Other	7,315	6,493

Total current liabilities	291,965	249,022

Deferred income taxes and other liabilities (Note G)	12,911	11,680

Contingent liabilities and commitments (Note J)	—	—
Stockholders’ equity (Note K):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,100,286 shares at July 31, 2006 and 56,933,483 shares at July 31, 2005	5,710	5,693
Additional paid-in capital	86,538	82,652
Retained earnings	664,322	511,681
Less restricted stock plan	—	747
Accumulated other comprehensive income	1,772	943

Less treasury shares of 1,401,200 in 2006 and 256,000 in 2005, at cost	58,493	7,031

Total stockholders’ equity	699,849	593,191

Total	$1,004,725	$853,893

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2006, 2005 and 2004
(amounts in thousands except per share data)

	2006	2005	2004
	(as restated,	(as restated,	(as restated,
	see Note A)	see Note A)	see Note A)
Net sales	$3,066,276	$2,558,141	$2,187,739
Cost of products sold	2,634,818	2,222,606	1,889,780

Gross profit	431,458	335,535	297,959
Selling, general and administrative expenses	183,926	152,499	137,661
Amortization of intangibles	949	967	799
Gain on sale of equity securities	—	—	1,802
Interest income	9,020	3,155	1,789
Interest expense	(1,248)	(580)	(156)
Other income	1,756	4,735	2,708

Income before income taxes	256,111	189,379	165,642
Income taxes (Note G)	92,706	70,236	61,129

Net income	$163,405	$119,143	$104,513

Earnings per common share (Note B)
Basic	$2.89	$2.10	$1.83
Diluted	$2.87	$2.09	$1.81
See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2006, 2005 and 2004
(amounts in thousands except share and per share data)

					Additional	Restricted	Accumulated Other		Compre-
	Treasury Stock		Common Stock		Paid-In	Stock	Comprehensive	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Plan	Income (Loss)	Earnings	Income
July 31, 2003	—	—	57,195,290	$5,720	$78,765	$(1,169)	$(141)	$331,648
Net income (as restated, see Note A)	—	—	—	—	—	—	—	104,513	$104,513
Shares purchased	288,000	(7,078)	—	—	—	—	—	—	—
Shares retired	(288,000)	7,078	(288,000)	(29)	(403)	—	—	(6,647)	—
Stock option activity	—	—	227,370	23	2,348	—	—	—	—
Restricted stock activity	—	—	11,500	1	309	(310)	—	—	—
Cash dividends — $.09 per common share	—	—	—	—	—	—	—	(5,152)	—
Unrealized appreciation on investments	—	—	—	—	—	—	(358)	—	(358)
Foreign currency translation adjustment	—	—	—	—	—	—	563	—	563
Compensation expense	—	—	—	—	—	351	—	—	—

July 31, 2004 (as restated, see Note A)	—	—	57,146,160	5,715	81,019	(1,128)	64	424,362	$104,718

Net income (as restated, see Note A)	—	—	—	—	—	—	—	119,143	$119,143
Shares purchased	579,200	(15,521)	—	—	—	—	—	—	—
Shares retired	(323,200)	8,490	(323,200)	(32)	(458)	—	—	(8,000)	—
Stock option activity	—	—	110,636	10	2,094	—	—	—	—
Restricted stock activity	—	—	(113)	—	(3)	3	—	—	—
Cash dividends — $.42 per common share	—	—	—	—	—	—	—	(23,824)	—
Foreign currency translation adjustment	—	—	—	—	—	—	879	—	879
Compensation expense	—	—	—	—	—	378	—	—	—

July 31, 2005 (as restated, see Note A)	256,000	$(7,031)	56,933,483	$5,693	82,652	(747)	943	511,681	$120,022

Net income (as restated, see Note A)	—	—	—	—	—	—	—	163,405	$163,405
Shares purchased	1,145,200	(51,462)	—	—	—	—	—	—	—
Stock option activity	—	—	171,003	17	3,331	—	—	—	—
Restricted stock activity	—	—	(4,200)	—	191	42	—	—	—
Cash dividends — $.19 per common share	—	—	—	—	—	—	—	(10,764)	—
Adoption of SFAS123R	—	—	—	—	(494)	494	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	829	—	829
Compensation expense	—	—	—	—	858	211	—	—

July 31, 2006 (as restated, see Note A)	1,401,200	$(58,493)	57,100,286	$5,710	$86,538	$—	$1,772	$664,322	$164,234

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004
	(as restated,	(as restated,	(as restated,
	see Note A)	see Note A)	see Note A)
Cash flows from operating activities:
Net income	$163,405	$119,143	$104,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,097	9,808	7,656
Amortization of intangibles	949	967	799
Deferred income taxes	(4,094)	6,831	101
(Gain) on sale of equity securities	—	—	(1,802)
(Gain) loss on disposition of property, plant and equipment	5	(2,164)	(200)
Loss on sale of trading investments	439	1,369	1,298
Unrealized (gain) loss on trading investments	10	(233)	98
Stock based compensation	1,069	—	—
Changes in assets and liabilities, net of effects from acquisitions and divestments:
Purchase of trading investments	(255,491)	(221,223)	(122,909)
Proceeds from sale of trading investments	232,024	237,914	102,688
Accounts receivable	(50,108)	(3,467)	(22,090)
Inventories	(22,684)	(4,982)	(23,538)
Deferred taxes and other	(2,120)	(1,145)	3,262
Accounts payable	23,888	(10,176)	10,462
Accrued liabilities	35,212	(3,232)	19,918
Other	1,658	441	2,124

Net cash provided by operating activities	137,259	129,851	82,380

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,166)	(46,178)	(26,104)
Proceeds from disposition of property plant and equipment	263	3,054	292
Acquisitions — net of cash acquired	—	(38,113)	(29,619)

Net cash (used in) investing activities	(29,903)	(81,237)	(55,431)

Cash flows from financing activities:
Cash dividends	(27,764)	(6,824)	(5,152)
Purchase of common stock held as treasury shares	(51,462)	(7,031)	(7,078)
Purchase of common stock for retirement	—	(8,490)	—
Retirement of acquired debt	—	(1,001)	(12,973)
Proceeds from issuance of common stock	3,581	1,329	1,687

Net cash (used in) financing activities	(75,645)	(22,017)	(23,516)

Effect of exchange rate changes on cash	829	879	563

Net increase in cash and cash equivalents	32,540	27,476	3,996
Cash and cash equivalents, beginning of year	163,596	136,120	132,124

Cash and cash equivalents, end of year	$196,136	$163,596	$136,120

Supplemental cash flow information:
Income taxes paid	$82,817	$76,665	$62,431
Interest paid	$1,248	$580	$156
Non-cash transactions:
Issuance of restricted stock	$—	$—	$310
Retirement of treasury shares	$—	$8,490	$7,078
Dividends payable	$—	$17,000	$—
Deferred taxes	$—	$775	$—
Capital expenditures in accounts payable	$842	$1,492	$836
Cancellation of restricted stock	$42	$—	$—
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements Years Ended July 31, 2006, 2005 and 2004
(All amounts presented in thousands except share and per share data)
A. RESTATEMENT
On January 29, 2007, we announced that the Audit Committee of our Board of Directors (the “Audit Committee”) initiated an independent investigation regarding certain accounting issues at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”). The Vice President of Finance at Dutchmen was intentionally understating the cost of products sold during the periods restated, primarily by overstating inventory and accounts receivable and understating accounts payable. We promptly and voluntarily informed the SEC of the Audit Committee’s investigation, and have been responding to SEC staff requests for additional information in connection with the staff’s investigation. The Audit Committee, assisted by independent outside legal counsel and accounting experts, thoroughly investigated the accounting issues raised at Dutchmen. The Audit Committee and its advisors also reviewed the internal controls at Dutchmen and other subsidiaries.
The Audit Committee’s investigation confirmed the Company’s determination that the income before income taxes recorded by Dutchmen were overstated during the periods restated, as a result of misconduct by Dutchmen’s former Vice President of Finance, the senior financial officer of Dutchmen.
The Company has restated its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005. The restatement followed the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during these periods. The cumulative effect of the restatement is a reduction to income before income taxes of $21,121, or $13,255 in net income, for the fiscal years 2004 through 2006 with the primary impact occurring in fiscal year 2006.
In addition, the Company determined that certain of its liabilities associated with capital expenditures were incorrectly reflected as cash inflows from operating activities and cash outflows from investing activities. The consolidated statements of cash flow for the years ended July 31, 2005 and 2004 have been corrected by reducing net cash from operating activities and net cash used for investing activities by $1,492 and $836, respectively, and disclosing non-cash investing activity for the same amounts. In note D, the Company added comparative goodwill and trademarks by segment for 2005.
The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Consolidated Balance Sheet and the Statements of Consolidated Income and Cash Flow affected by the restatement.
Year ended July 31, 2006

	Previously	Restatement
Account	Reported	Adjustment	Restated
Consolidated Balance Sheet
Accounts receivable	$191,299	$(3,195)	$188,104
Inventory	187,091	(3,922)	183,169
Total current assets	659,833	(7,117)	652,716
Total assets	1,011,842	(7,117)	1,004,725
Accounts payable	131,606	14,003	145,609
Taxes	26,574	(7,865)	18,709
Total current liabilities	285,827	6,138	291,965
Retained earnings	677,577	(13,255)	664,322
Total stockholders’ equity	713,104	(13,255)	699,849
Total liab. & stockholders’ equity	1,011,842	(7,117)	1,004,725
Statement of Consolidated Income
Cost of products sold	$2,620,506	$14,312	$2,634,818
Gross profit	445,770	(14,312)	431,458
Income before income taxes	270,423	(14,312)	256,111
Income taxes	97,959	(5,253)	92,706
Net income	172,464	(9,059)	163,405
Consolidated Statement of Cash Flow
Cash Flows from Operating Activities

	Previously	Restatement
Account	Reported	Adjustment	Restated
Net income	$172,464	$(9,059)	$163,405
Accounts receivable	(50,602)	494	(50,108)
Inventories	(25,321)	2,637	(22,684)
Accounts payable	12,708	11,180	23,888
Accrued liabilities	40,464	(5,252)	35,212
Earnings per common share
Basic	$3.05	$(.16)	$2.89
Diluted	$3.03	$(.16)	$2.87
Year ended July 31, 2005

	Previously	Restatement
Account	Reported	Adjustment	Restated
Consolidated Balance Sheet
Accounts receivable	$140,927	$(2,701)	$138,226
Inventory	161,770	(1,285)	160,485
Total current assets	524,040	(3,986)	520,054
Total assets	857,879	(3,986)	853,893
Accounts payable	118,056	2,823	120,879
Taxes	8,351	(2,613)	5,738
Total current liabilities	248,812	210	249,022
Retained earnings	515,877	(4,196)	511,681
Total stockholders’ equity	597,387	(4,196)	593,191
Total liab. & stockholders’ equity	857,879	(3,986)	853,893
Statement of Consolidated Income
Net sales	$2,558,351	$(210)	$2,558,141
Cost of products sold	2,218,585	4,021	2,222,606
Gross profit	339,766	(4,231)	335,535
Income before income taxes	193,610	(4,231)	189,379
Income taxes	71,843	(1,607)	70,236
Net income	121,767	(2,624)	119,143
Consolidated Statement of Cash Flow
Cash Flows from Operating Activities
Net income	$121,767	$(2,624)	$119,143
Accounts receivable	(6,151)	2,684	(3,467)
Inventories	(5,860)	878	(4,982)
Accounts payable	(9,354)	(822)	(10,176)
Accrued liabilities	(1,624)	(1,608)	(3,232)
Net cash provided by operating activities	131,343	(1,492)	129,851
Net cash (used in) investing activities	(82,729)	1,492	(81,237)
Non-cash transaction:
Capital expenditures in accounts payable	0	1,492	1,492
Earnings per common share
Basic	$2.15	$(.05)	$2.10
Diluted	$2.13	$(.04)	$2.09
Year ended July 31, 2004

	Previously	Restatement
Account	Reported	Adjustment	Restated
Statement of Consolidated Income
Cost of products sold	$1,887,202	$2,578	$1,889,780
Gross profit	300,537	(2,578)	297,959
Income before income taxes	168,220	(2,578)	165,642
Income taxes	62,135	(1,006)	61,129
Net income	106,085	(1,572)	104,513

	Previously	Restatement
Account	Reported	Adjustment	Restated
Consolidated Statement of Cash Flow
Cash Flows from Operating Activities
Net income	$106,085	$(1,572)	$104,513
Accounts receivable	(22,107)	17	(22,090)
Inventories	(23,946)	408	(23,538)
Accounts payable	9,145	1,317	10,462
Accrued liabilities	20,924	(1,006)	19,918
Net cash provided by operating activities	83,216	(836)	82,380
Net cash (used in) investing activities	(56,267)	836	(55,431)
Non-cash transaction:
Capital expenditures in accounts payable	0	836	836
Earnings per common share
Basic	$1.85	$(.02)	$1.83
Diluted	$1.84	$(.03)	$1.81
B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Insurance Reserves — Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. The liability for workers’ compensation claims is determined by a third party administrator using various state statutes and reserve requirements. Group medical reserves are funded through a trust and are estimated using historical claims’ experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions.
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
Dealer Volume Rebates and Sales Incentives — Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the latter of the time products are sold or the date the rebate or incentive is offered.
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
Stock Options — Effective August 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment, using the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settle after the date of the adoption are measured and accounted for in accordance with SFAS 123R. SFAS 123R establishes a fair-

value method of accounting for employee stock options. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value, and related compensation costs are recognized over the option vesting period which is 3 to 4 years.
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
Scholes option pricing model based on the assumptions listed in Footnote K.

	2005	2004

Net income as reported	$119,143	$104,513
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,161)	(884)

Pro forma	$117,982	$103,629

Earnings per common share — basic
As reported	$2.10	$1.83
Pro forma	$2.08	$1.81
Earnings per common share — diluted
As reported	$2.09	$1.81
Pro forma	$2.07	$1.80
The implementation of Statement 123R did not have any impact on our fiscal 2006 cash flow from operating and financing activities.
Accounting Pronouncements — In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning August 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.
C. ACQUISITIONS
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
D. GOODWILL AND OTHER INTANGIBLE ASSETS
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
There was no change in the carrying value of goodwill and trademarks for the year ended July 31, 2006. The change in the carrying value of goodwill and trademarks for the year ended July 31, 2005 was as follows:

	Goodwill	Trademark
Balance as of July 31, 2004	$140,857	$12,270
Acquisitions	24,805	1,630

Balance as of July 31, 2005	$165,662	$13,900

Goodwill and trademarks by segment totaled as follows:

	July 31, 2006		July 31, 2005
	Goodwill	Trademark	Goodwill	Trademark
Recreation Vehicles
Towables	$143,795	$10,237	$143,795	$10,237
Motorized	17,252	2,600	17,252	2,600
Buses	4,616	1,063	4,615	1,063

Total	$165,663	$13,900	$165,662	$13,900

E. INVENTORIES
Major classifications of inventories are:

	As of July 31,
	2006	2005
Finished products	$13,416	$14,196
Work in process	51,208	55,413
Raw materials	99,807	77,171
Chassis	39,772	29,506

Subtotal	204,203	176,286
Less excess of FIFO costs over LIFO costs	21,034	15,801

Total inventories	$183,169	$160,485

F. LINE OF CREDIT
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
G. INCOME TAXES

	Years ended July 31,
	2006	2005	2004
Income taxes:
Federal	$82,256	$54,963	$49,850
State and local	13,415	7,645	10,320
Foreign	1,129	797	858

Total current	96,800	63,405	61,028

Federal deferred	(3,863)	5,934	243
State and local deferred	(231)	897	(142)

Total deferred	(4,094)	6,831	101

Income taxes	$92,706	$70,236	$61,129

The increase in deferred tax liabilities for the year ended July 31, 2005 was due primarily to increased funding of self-insurance reserves.
The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	Years ended July 31,
	2006	2005	2004
Provision at statutory rates	$89,639	$66,283	$57,975
State and local income taxes, net of federal tax benefit	8,730	5,552	6,616
Extraterritorial income benefit	(1,013)	(1,221)	(867)
Credits and incentives	(233)	(490)	(1,181)
Other	(4,417)	112	(1,414)

Income taxes	$92,706	$70,236	$61,129

Income before income taxes includes foreign income of $2,962 in fiscal 2006, $2,101 in fiscal 2005, and $2,192 in fiscal 2004.

	July 31,	July 31,
	2006	2005
A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis	$(1,076)	$(931)
Employee benefits	2,110	801
Self-insurance	(518)	(1,645)
Product warranties	3,377	3,059
Other	1,005	(22)

	July 31,	July 31,
	2006	2005
Total current deferred tax asset included in deferred income taxes and other	4,898	1,262

Long-term deferred tax asset (liability):
Property basis	(2,211)	(2,754)
Investments	162	686
Deferred compensation	3,859	3,179
Intangibles	(3,547)	(3,696)
Other	(1,840)	(1,450)

Total net long-term deferred tax liability included in deferred income taxes and other liabilities	(3,577)	(4,035)

Net deferred tax asset (liability)	$1,321	$(2,773)

H. LEASES
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
I. EMPLOYEE BENEFIT PLANS
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
J. CONTINGENT LIABILITIES AND COMMITMENTS
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
K. STOCKHOLDERS’ EQUITY
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

M. BUSINESS SEGMENTS
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

	2006	2005	2004
Net sales:
Recreation vehicles
Towables	$2,173,483	$1,742,108	$1,433,997
Motorized	577,025	566,138	539,010

Total Recreation Vehicles	2,750,508	2,308,246	1,973,007
Buses	315,768	249,895	214,732

Total	$3,066,276	$2,558,141	$2,187,739

Income before income taxes:
Recreation vehicles
Towables	$228,592	$164,343	$142,330
Motorized	27,404	24,607	28,064

Total recreation vehicles	255,996	188,950	170,394
Buses	9,356	7,492	9,577
Corporate	(9,241)	(7,063)	(14,329)

Total	$256,111	$189,379	$165,642

Identifiable assets:
Recreation vehicles
Towables	$483,324	$380,306	$323,617
Motorized	150,058	126,045	123,607

Total recreation vehicles	633,382	506,351	447,224
Buses	103,861	96,942	65,055
Corporate	267,482	250,600	249,884

Total	$1,004,725	$853,893	$762,163

Depreciation and amortization expense:
Recreation vehicles
Towables	$8,012	$6,505	$4,976
Motorized	4,365	2,672	2,203

Total recreation vehicles	12,377	9,177	7,179
Buses	1,629	1,556	1,238
Corporate	40	42	38

Total	$14,046	$10,775	$8,455

Capital expenditures:
Recreation vehicles
Towables	$23,575	$32,371	$17,673
Motorized	2,955	14,562	2,815

Total recreation vehicles	26,530	46,933	20,488
Buses	4,395	683	6,430
Corporate	83	54	22

Total	$31,008	$47,670	$26,940

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

O. SUBSEQUENT EVENT
On September 15, 2006, Thor’s Board of Directors approved a one time special dividend of $1 per share. This dividend of approximately $55,700 will be paid on October 10, 2006 to stockholders of record on September 27, 2006.