Form 10-Q/A
period 2006-10-31
THOR INDUSTRIES INC
filed 2007-06-12
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
(All amounts presented in thousands)
This amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three months ended October 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2006. We have restated our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and have filed an amendment to our Annual Report on Form 10-K/A with the SEC on June 11, 2007. We have also restated our unaudited interim consolidated financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005 and are filing this amendment to reflect the restated amounts. The effects of this restatement are reflected in the comparative amounts included in this Form 10-Q/A.
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
The consolidated financial statements and related financial information for the three months ended October 31, 2006 included in this Form 10-Q/A should be read only in conjunction with the information contained in our Annual Report on Form 10-K/A for the year ended July 31, 2006. See Note 2 to our unaudited interim consolidated financial statements included in this Form 10-Q/A for further discussion.
The Audit Committee’s investigation confirmed the Company’s determination that income before income taxes recorded by Dutchmen was overstated in the amount of approximately $26,000 in the aggregate from fiscal year 2004 to the second quarter of fiscal year 2007, as a result of misconduct by Dutchmen’s former Vice President of Finance, the senior financial officer of Dutchmen in which he intentionally understated the cost of products sold. Dutchmen’s Vice President of Finance manipulated accounts reflecting inventory, accounts receivable, accounts payable, and cost of products sold, by entering and approving his own inaccurate journal entries as well as reconciling the related accounts, and prepared fraudulent supporting documentation, with the net effect of overstating Dutchmen’s income before income taxes by approximately $26,000 during the relevant period. The Audit Committee’s investigation found no evidence to conclude that anyone else, at Dutchmen or elsewhere in the Company, knew of or participated in this misconduct or that there was theft or misappropriation of company assets. The Audit Committee’s investigation also identified issues with respect to internal controls at Dutchmen, certain of the Company’s other operating subsidiaries, and the Company’s corporate finance and accounting office. The Company’s conclusions regarding internal controls issues are more fully detailed in Item 9A of our Annual Report on Form 10-K/A for the year ended July 31, 2006.

The Company’s decision to restate its previously issued financial statements follows the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during the periods restated. The effect of the restatement reported in this Quarterly Report on Form 10-Q/A is a reduction to income before income taxes of $3,202, or $2,001 in net income, for the three months ended October 31, 2006 and a reduction to income before income taxes of $3,147, or $1,992 in net income, for the three months ended October 31, 2005. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, are reported in our Annual Report on Form 10-K/A for the year ended July 31, 2006.
The effects of these restatements are reflected in the financial statements and other supplemental data, including the unaudited quarterly data for fiscal years 2004, 2005 and 2006 and selected financial data, included in our Annual Report on Form 10-K/A for the year ended July 31, 2006 and this Form 10-Q/A. We have not amended and do not intend to amend any of our previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments other than our Annual Report on Form 10-K/A for the year ended July 31, 2006 or any of our previously filed Quarterly Reports on Form 10-Q other than this report.
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
The restatement, and the reasons for and events leading to the restatement, are also described in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our unaudited interim consolidated financial statements contained elsewhere in this report. This restatement affects the following areas of the report:
•	Part I, Item 1 — Financial Statements.

•	Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 4 — Controls and Procedures.

•	Part II, Item 1 — Legal Proceedings.
Except for the foregoing amended disclosures, the information in this Form 10-Q/A generally has not been updated to reflect events that occurred after November 27, 2006, the original filing date of our Quarterly Report on Form 10-Q for the three months ended October 31, 2006.

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2006	July 31, 2006
	(As restated,	(As restated,
	see Note 2)	see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$95,963	$196,136
Investments — short term	110,815	68,237
Accounts receivable:
Trade	153,203	188,104
Other	6,060	5,639
Inventories	207,168	183,169
Prepaid expenses	17,259	6,533
Deferred income taxes	12,311	4,898

Total current assets	602,779	652,716

Property:
Land	21,309	21,323
Buildings and improvements	132,346	131,649
Machinery and equipment	58,470	55,656

Total cost	212,125	208,628
Accumulated depreciation	53,947	51,163

Property, net	158,178	157,465

Investment in Joint ventures	2,917	2,737

Other assets:
Goodwill	165,663	165,663
Non-compete agreements	2,604	2,841
Trademarks	13,900	13,900
Other	10,310	9,403

Total other assets	192,477	191,807

TOTAL ASSETS	$956,351	$1,004,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,986	$145,609
Accrued liabilities:
Taxes	44,297	18,709
Compensation and related items	31,290	37,161
Product warranties	60,923	59,795
Promotions and rebates	12,612	12,953
Product/property liability and related	10,948	10,423
Other	7,126	7,315

Total current liabilities	272,182	291,965

Deferred income taxes and other liabilities	13,862	12,911
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,150,286 shares @ 10/31/06 and 57,100,286 shares @ 7/31/06; par value of $.10 per share	5,715	5,710
Additional paid-in capital	87,538	86,538
Accumulated other comprehensive income	1,874	1,772
Retained earnings	635,303	664,322
Less Treasury shares of 1,441,600 @ 10/31/06 & 1,401,200 @ 7/31/06	(60,123)	(58,493)

Total stockholders’ equity	670,307	699,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$956,351	$1,004,725

     See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

	Three Months Ended October 31
	2006	2005
	(As restated,	(As restated,
	see Note 2)	see Note 2)
Net sales	$727,716	$761,323
Cost of products sold	638,548	652,828

Gross profit	89,168	108,495
Selling, general and administrative expenses	43,445	44,336
Interest income	2,910	1,680
Interest expense	187	347
Other income	550	799

Income before income taxes	48,996	66,291
Provision for income taxes	18,399	24,918

Net income	$30,597	$41,373

Average common shares outstanding:
Basic	55,613,302	56,568,392
Diluted	55,904,797	56,916,818

Earnings per common share:
Basic	$.55	$.73
Diluted	$.55	$.73

Regular dividends declared per common share:	$.07	$.00
Special dividends declared per common share:	$1.00	$.00
Regular dividends paid per common share:	$.07	$.05
Special dividends paid per common share:	$1.00	$.25
     See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005
	(As restated,	(As restated,
	see Note 2)	see Note 2)
Cash flows from operating activities:
Net income	$30,597	$41,373
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,226	2,781
Amortization	237	237
Deferred income taxes	(7,700)	—
Loss on disposition of assets	103	2
Loss on disposition of trading investments	104	100
Unrealized loss on trading investments	—	116
Stock based compensation	160	259
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	—	(64,387)
Proceeds from disposition of trading investments	68,133	33,361
Accounts receivable	34,480	(41,587)
Inventories	(23,999)	(22,681)
Prepaids and other	(11,783)	(9,911)
Accounts payable	(40,752)	3,581
Accrued liabilities	20,840	34,275
Other liabilities	943	(18)

Net cash provided by (used in) operating activities	74,589	(22,499)

Cash flows from investing activities:
Purchase of property, plant & equipment	(4,076)	(6,979)
Proceeds from disposition of assets	171	20
Purchases of available for sale investments	(186,125)	—
Proceeds from sale of available for sale investments	75,567	—

Net cash used in investing activities	(114,463)	(6,959)

Cash flows from financing activities:
Cash dividends	(59,616)	(17,000)
Purchase of common stock held as treasury shares	(1,630)	—
Proceeds from issuance of common stock	845	43

Net cash used in financing activities	(60,401)	(16,957)

Effect of exchange rate changes on cash	102	411

Net decrease in cash and equivalents	(100,173)	(46,004)
Cash and equivalents, beginning of period	196,136	163,596

Cash and equivalents, end of period	$95,963	$117,592

Supplemental cash flow information:
Income taxes paid	$106	$12
Interest paid	187	347

Non cash transactions:
Capital expenditures in accounts payable	$129	$776
     See notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2006 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2006. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results for the full year.
2.	Restatement of Financial Statements

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

The Audit Committee’s investigation confirmed the Company’s determination that the income before income taxes recorded by Dutchmen was overstated during the periods restated, as a result of misconduct by Dutchmen’s former Vice President of Finance, the senior financial officer of Dutchmen.

The Company has restated its previously issued financial statements as of July 31, 2006 and October 31, 2006 and for the three months ended October 31, 2006 and 2005. The restatement followed the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during these periods.

The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Consolidated Balance Sheets at October 31, 2006 and July 31, 2006, and the Statements of Consolidated Income and Cash Flows for the three month period ended October 31, 2006 and 2005, affected by the restatement.

	Previously	Restatement
	Reported	adjustment	Restated
Consolidated Balance Sheet October 31, 2006

Accounts receivable — trade	$159,951	$(6,748)	$153,203
Inventories	215,155	(7,987)	207,168
Total current assets	617,514	(14,735)	602,779
Total assets	971,086	(14,735)	956,351
Accounts payable	95,399	9,587	104,986
Taxes	53,363	(9,066)	44,297
Total current liabilities	271,661	521	272,182
Retained earnings	650,559	(15,256)	635,303
Total stockholders’ equity	685,563	(15,256)	670,307
Total liabilities and stockholders’ equity	971,086	(14,735)	956,351

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Previously	Restatement
	reported	adjustment	Restated
Consolidated Balance Sheet July 31, 2006

Accounts receivable — trade	$191,299	$(3,195)	$188,104
Inventories	187,091	(3,922)	183,169
Total current assets	659,833	(7,117)	652,716
Total assets	1,011,842	(7,117)	1,004,725
Accounts payable	131,606	14,003	145,609
Taxes	26,574	(7,865)	18,709
Total current liabilities	285,827	6,138	291,965
Retained earnings	677,577	(13,255)	664,322
Total stockholders’ equity	713,104	(13,255)	699,849
Total liabilities and stockholders’ equity	1,011,842	(7,117)	1,004,725

	Previously	Restatement
	reported	adjustment	Restated
Statement of Consolidated Income Three months ended October 31, 2006

Cost of products sold	$635,346	$3,202	$638,548
Gross profit	92,370	(3,202)	89,168
Income before income taxes	52,198	(3,202)	48,996
Provision for income taxes	19,600	(1,201)	18,399
Net income	32,598	(2,001)	30,597

Statement of Consolidated Cash Flow Three months ended October 31, 2006

Cash flows from operating activities
Net income	$32,598	$(2,001)	$30,597
Accounts receivable	30,927	3,553	34,480
Inventories	(28,064)	4,065	(23,999)
Accounts payable	(36,336)	(4,416)	(40,752)
Accrued liabilities	22,041	(1,201)	20,840

Earnings per common share Three months ended October 31, 2006

Basic	$.59	$(.04)	$.55
Diluted	$.58	$(.03)	$.55

	Previously	Restatement
	reported	adjustment	Restated
Statement of Consolidated Income Three months ended October 31, 2005

Cost of products sold	$649,681	$3,147	$652,828
Gross profit	111,642	(3,147)	108,495
Income before income taxes	69,438	(3,147)	66,291
Provision for income taxes	26,073	(1,155)	24,918
Net income	43,365	(1,992)	41,373

Statement of Consolidated Cash Flow Three months ended October 31, 2005

Cash flows from operating activities Net income	$43,365	$(1,992)	$41,373
Accounts receivable	(38,998)	(2,589)	(41,587)
Inventories	(25,278)	2,597	(22,681)
Accounts payable	442	3,139	3,581
Accrued liabilities	35,430	(1,155)	34,275

Earnings per common share Three months ended October 31, 2005
Basic	$.77	$(.04)	$.73
Diluted	$.76	$(.03)	$.73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.	Major classifications of inventories are:

	October 31, 2006	July 31, 2006
Raw materials	$96,992	$99,807
Chassis	52,621	39,772
Work in process	52,496	51,208
Finished goods	27,803	13,416

Total	229,912	204,203
Less excess of FIFO costs over LIFO costs	22,744	21,034

Total inventories	$207,168	$183,169

4.	Earnings Per Share

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Weighted average shares outstanding for basic earnings per share	55,613,302	56,568,392
Stock options and restricted stock	291,495	348,426

Total — For diluted shares	55,904,797	56,916,818

5.	Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Net income	$30,597	$41,373
Foreign currency translation adj.	102	411

Comprehensive income	$30,699	$41,784

6.	Segment Information
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

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Net Sales:
Recreation vehicles:
Towables	$499,955	$533,236
Motorized	135,923	149,094

Total recreation vehicles	635,878	682,330
Buses	91,838	78,993

Total	$727,716	$761,323

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Income Before Income Taxes:
Recreation vehicles:
Towables	$40,400	$58,277
Motorized	6,068	8,366

Total recreation vehicles	46,468	66,643
Buses	3,020	1,994
Corporate	(492)	(2,346)

Total	$48,996	$66,291

	October 31, 2006	July 31, 2006
Identifiable Assets:
Recreation vehicles:
Towables	$458,833	$483,324
Motorized	150,782	150,058

Total recreation vehicles	609,615	633,382
Buses	113,919	103,861
Corporate	232,817	267,482

Total	$956,351	$1,004,725

7.	Treasury Shares
In the first quarter of fiscal 2007, the Company purchased 40,400 shares and held them as treasury stock at a cost of $1,630, an average cost of $40.33 per share.
8.	Investments
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months	Three Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Beginning Balance	$59,795	$55,118
Provision	17,951	15,967
Payments	(16,823)	(14,973)

Ending Balance	$60,923	$56,112

11.	Commercial Commitments
Our principal commercial commitments at October 31, 2006 are summarized in the following chart:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$2,521	less than 1 year
Standby repurchase obligation on dealer financing	$846,754	less than 1 year
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
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and a major manufacturer of commercial buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), gives us an approximate 32% market share. In the motorized segment of the industry, we have an approximate 14% market share. Our market share in small and mid-size buses is approximately 38%. We entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
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
Restatement
As further described in the Explanatory Note on page 1 of this report, Note 2 to our unaudited interim consolidated financial statements contained elsewhere in this report and our Annual Report on Form 10-K/A for the year ended July 31, 2006, we have restated our financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and the financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005. The restatement follows the Company’s evaluation, considering the results from the independent investigation of the Audit Committee of our Board of Directors, of accounting practices employed at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”) during these periods. The effect of the restatement reported in this Quarterly Report on Form 10-Q/A is a reduction to income before income taxes of $3,202, or $2,001 in net income, for the three months ended October 31, 2006 and a reduction to income before income taxes of $3,147, or $1,992 in net income, for the three months ended October 31, 2005. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, are reported in our Annual Report on Form 10-K/A for the year ended July 31, 2006. The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement described in Note 2 to our unaudited interim consolidated financial statements contained elsewhere in this report.
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
Information on our accounting controls and procedures, including our internal controls, is described in Item 4 — Controls and Procedures.
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

THREE MONTHS ENDED OCTOBER 31, 2006 VS. THREE MONTHS ENDED OCTOBER 31, 2005

	Three Months Ended	Three Months Ended	Change
	October 31, 2006	October 31, 2005	Amount	%
NET SALES:
Recreation Vehicles
Towables	$499,955	$533,236	$(33,281)	(6.2)
Motorized	135,923	149,094	(13,171)	(8.8)

Total Recreation Vehicles	635,878	682,330	(46,452)	(6.8)
Buses	91,838	78,993	12,845	16.3

Total	$727,716	$761,323	$(33,607)	(4.4)

# OF UNITS:
Recreation Vehicles
Towables	23,490	27,518	(4,028)	(14.6)
Motorized	1,855	2,019	(164)	(8.1)

Total Recreation Vehicles	25,345	29,537	(4,192)	(14.2)
Buses	1,557	1,468	89	6.1

Total	26,902	31,005	(4,103)	(13.2)

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$69,822	14.0	$87,617	16.4	$(17,795)	(20.3)
Motorized	12,639	9.3	15,301	10.3	(2,662)	(17.4)

Total Recreation Vehicles	82,461	13.0	102,918	15.1	(20,457)	(19.9)
Buses	6,707	7.3	5,577	7.1	1,130	20.3

Total	$89,168	12.3	$108,495	14.3	$(19,327)	(17.8)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$29,429	5.9	$29,372	5.5	$57	0.2
Motorized	6,556	4.8	6,933	4.7	(377)	(5.4)

Total Recreation Vehicles	35,985	5.7	36,305	5.3	(320)	(0.9)
Buses	3,493	3.8	3,463	4.4	30	0.9
Corporate	3,967	—	4,568	—	(601)	(13.2)

Total	$43,445	6.0	$44,336	5.8	$(891)	(2.0)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$40,400	8.1	$58,277	10.9	$(17,877)	(30.7)
Motorized	6,068	4.5	8,366	5.6	(2,298)	(27.5)

Total Recreation Vehicles	46,468	7.3	66,643	9.8	(20,175)	(30.3)
Buses	3,020	3.3	1,994	2.5	1,026	51.5
Corporate	(492)	—	(2,346)	—	1,854	79.0

Total	$48,996	6.7	$66,291	8.7	$(17,295)	(26.1)

	As of	As of	Change
	October 31, 2006	October 31, 2005	Amount	%
ORDER BACKLOG
Recreation Vehicles
Towables	$120,627	$252,301	$(131,674)	(52.2)
Motorized	67,799	80,627	(12,828)	(15.9)

Total Recreation Vehicles	188,426	332,928	(144,502)	(43.4)
Buses	217,864	140,421	77,443	55.2

Total	$406,290	$473,349	$(67,059)	(14.2)

CONSOLIDATED
Net sales and gross profit for the first quarter of fiscal 2007 were down 4.4% and 17.8% respectively compared to the first quarter of fiscal 2006. We estimate that in fiscal 2006 approximately $75,000 or 14.1% of towable net sales, were related to Hurricane relief units sold through our dealer network. There have been no sales of Hurricane relief units in fiscal 2007. Selling, general and administrative expenses for the first quarter of fiscal 2007 decreased 2.0% compared to the first quarter of fiscal 2006. Income before income taxes for the first quarter of fiscal 2007 was down 26.1% compared to the first quarter of fiscal 2006. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $3,967 for fiscal 2007 compared to $4,568 in fiscal 2006. This $601 decrease is primarily the result of reduced insurance costs. Corporate interest income and other income was $3,456 for fiscal 2007 compared to $2,230 for fiscal 2006.
The overall effective tax rate for the first quarter of fiscal 2007 and 2006 was 37.6%.
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
Towables gross profit percentage decreased to 14.0% of net sales for the first quarter of fiscal 2007 from 16.4% of net sales for fiscal 2006. The primary factor for the decrease in gross profit was the 6.2% decrease in net sales and increased discount and allowances due to a soft market. Selling, general and administrative expenses were 5.9% of net sales for fiscal 2007 and 5.5% of net sales for fiscal 2006.
Towables income before income taxes decreased to 8.1% of net sales for fiscal 2007 from 10.9% of net sales for fiscal 2006. The primary factors for this were the reduction in unit sales and corresponding margins.
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
Selling, general and administrative expenses were 4.8% of net sales for fiscal 2007 and 4.7% of net sales for fiscal 2006.
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
Financial Condition and Liquidity
As of October 31, 2006, we had $206,778 in cash, cash equivalents and short-term investments, compared to $264,373 on July 31, 2006. Effective August 1, 2006, the Company began classifying all short-term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short-term differences in price to one of preserving capital. This change should create less volatility and a more predictable return on our short-term investments as income will be generated from interest income instead of appreciation or depreciation on our investments. This change will also have the effect of moving the purchases and proceeds from the sale of our investments out of the operating activities category and into the investing activities category on our cash flow statement, more clearly reflecting our true operating cash flow. It should have an insignificant effect on overall cash flow.
Working capital at October 31, 2006 was $330,597 compared to $360,751 on July 31, 2006. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2006. We anticipate renewing the line of credit. There were no borrowings on this line of credit during the period ended October 31, 2006. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. Capital expenditures of approximately $4,076 for the three months ended October 31, 2006 were primarily for planned expansions and improvements of our recreation vehicle segments.
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
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, the Company’s ability to become current in its filings with the SEC, additional issues that may arise in connection with the findings of the Audit Committee’s investigation and the SEC’s requests for additional information, fuel prices, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K/A for the year ended July 31, 2006. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
ITEM 4. Controls and Procedures
As further described in the Explanatory Note on page 1 of this report, Note 2 to our unaudited interim consolidated financial statements contained elsewhere in this report and our Annual Report on Form 10-K/A for the year ended July 31, 2006, we have restated our financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and the financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005. The restatement follows the Company’s evaluation, considering the results from the independent investigation of the Audit Committee of our Board of Directors, of accounting practices employed at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”) during these periods.
As more fully described in our Annual Report on Form 10-K/A for the year ended July 31, 2006, as of July 31, 2006, as a result of the findings of the independent investigation and the restatement of the Company’s financial statements, management re-evaluated our internal control over financial reporting and identified a material weakness in our internal controls related to segregation of duties and found that our “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), were not effective due to the material weakness.
As disclosed in our Annual Report on Form 10K-A, management identified the following material weakness in the Company’s internal control over financial reporting as of July 31, 2006:
Segregation of Duties. In January 2007, management was informed by the President of Dutchmen of facts that led it to discover that there was a lack of segregation of duties at Dutchmen. It is Company policy to segregate duties among different people to reduce the risk of error or inappropriate action. Despite certain efforts by the Company to improve internal controls at Dutchmen, Dutchmen’s Vice President of Finance was able to perform functions that were or should have been specifically assigned to other employees of Dutchmen, including Dutchmen’s controller and internal auditor/accountant. Specifically, Dutchmen’s Vice President of Finance, through various means, was entering, approving and reconciling entries into various accounts, such as inventory, accounts receivable, accounts payable and cost of products sold, which duties should have been segregated, and continued to do so after the Company caused additional finance staff to be hired at Dutchmen. Dutchmen’s Vice President of Finance also entered inaccurate accounting entries and prepared fraudulent supporting documentation and had excessive access rights to various aspects of Dutchmen’s accounting and information systems. Dutchmen’s internal policies did not sufficiently segregate duties for making or approving entries in key accounts and account reconciliations, and the Company lacked sufficient compensating internal controls to prevent or detect the acts described above. This material weakness caused the financial results reported by Dutchmen to the Company’s corporate finance and accounting group to be materially inaccurate and to be incorporated into the Company’s consolidated financial statements and the Company’s required SEC filings. In addition, certain of the Company’s other operating subsidiaries also had functions that should have been but were not segregated, there were employees who had inappropriate levels of access to various aspects of the accounting and information systems at certain operating subsidiaries, and the Company’s corporate level monitoring of certain operating subsidiaries’ reconciliations was insufficient.
In connection with the preparation of the Company’s amended Quarterly Report on Form 10-Q/A for the three months ended October 31, 2006, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated its prior conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the amended Quarterly Report. As described above, a material weakness was identified in our internal control over financial reporting regarding segregation of duties as of July 31, 2006. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon management’s re-evaluation, conducted under Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2006 because the material weakness described above continued to persist as of such date.
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
Management evaluated whether there was a change in the Company’s internal control over financial reporting during the three months ended October 31, 2006 and through the date of this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on management’s evaluation, management believes that there was no such change during the three months ended October 31, 2006 and through the date of this report. However, since October 31, 2006, the Company has taken or intends to take the following actions to remediate the material weakness described above:
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
PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
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

ITEM 6. Exhibits
a.) Exhibits
31.1 Chief Executive Officer’s Certification, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Chief Financial Officer’s Certification, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Chief Executive Officer’s Certification, furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
32.2 Chief Financial Officer’s Certification, furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: June 12, 2007	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: June 12, 2007	/s/ Walter L. Bennett
Walter L. Bennett
Executive Vice President, Secretary and Chief Financial Officer