Form 10-Q
period 2007-01-31
THOR INDUSTRIES INC
filed 2007-06-19
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED January 31, 2007 COMMISSION FILE NUMBER 1-9235
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/31/2007

Common stock, par value $.10 per share	55,767,304 shares

Explanatory Note
(All amounts presented in thousands)
In this Form 10-Q for the quarter ended January 31, 2007, Thor Industries, Inc. (“we” or the “Company”) is restating its condensed consolidated financial statements for the three and six months ended January 31, 2006. The effects of this restatement are reflected in the comparative amounts included in this Form 10-Q. We have restated our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and on June 11, 2007 filed an amendment to our Annual Report on Form 10-K/A for the year ended July 31, 2006. We have also restated our condensed consolidated financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005, and on June 12, 2007 filed an amendment to our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006.
On January 29, 2007, we announced that the Audit Committee of our Board of Directors (the “Audit Committee”) initiated an independent investigation regarding certain accounting issues at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”), primarily involving inventory, accounts receivable, accounts payable, and cost of products sold. We promptly and voluntarily informed the Securities and Exchange Commission (the “SEC”) of the Audit Committee’s investigation, and have been responding to SEC staff requests for additional information in connection with the staff’s investigation. The Audit Committee, assisted by independent outside legal counsel and accounting experts, thoroughly investigated the accounting issues raised at Dutchmen. The Audit Committee and its advisors also reviewed the internal controls at Dutchmen and other subsidiaries.
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
The condensed consolidated financial statements and related financial information for the three and six months ended January 31, 2007 included in this Form 10-Q should be read only in conjunction with the information contained in our Annual Report on Form 10-K/A for the year ended July 31, 2006. See Note 2 to our condensed consolidated financial statements included in this Form 10-Q for further discussion.
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
The Company’s decision to restate its previously issued financial statements follows the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during the periods restated. The effect of the restatement reported in this Quarterly Report on Form 10-Q is a reduction to income before income taxes of $3,111, or $1,969 in net income, for the three months ended January 31, 2006 and a reduction to income before income taxes of $6,258, or $3,961 in net income, for the six months ended January 31, 2006. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, are reported in our Annual Report on Form 10-K/A for the year ended July 31, 2006. The restated financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005 are reported in our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006.
The effects of these restatements are reflected in the financial statements and other supplemental data, including the unaudited quarterly data for fiscal years 2005 and 2006 and selected financial data for the fiscal years 2004, 2005 and 2006, included in our Annual Report on Form 10-K/A for the year ended July 31, 2006, our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006 and this Form 10-Q. We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K for the periods affected by the restatement or adjustments other than our Annual Report on Form 10-K/A for the year ended July 31, 2006 or any of our previously filed Quarterly Reports on Form 10-Q other than our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006.
We did not timely file our Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 by the prescribed due date of March 12, 2007 because, at that time, the Audit Committee’s investigation was ongoing. In addition, we did not timely file our Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 by the prescribed due date of June 11, 2007. We expect to file our Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 as soon as practicable after the filing of this report.
As a result of our failure to file quarterly reports on a timely basis, we are no longer eligible to use Form S-3 to register our securities with the SEC until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.
The restatement, and the reasons for and events leading to the restatement, are also described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our condensed consolidated financial statements contained elsewhere in this report.

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$91,335	$196,136
Investments – short term	118,712	68,237
Accounts receivable:
Trade	180,824	188,104
Other	5,485	5,639
Inventories	189,514	183,169
Prepaid expenses	12,310	6,533
Deferred income taxes	18,368	4,898

Total current assets	616,548	652,716

Property:
Land	21,434	21,323
Buildings and improvements	134,129	131,649
Machinery and equipment	59,338	55,656

Total cost	214,901	208,628
Accumulated depreciation	56,896	51,163

Property, net	158,005	157,465

Investment in Joint ventures	2,657	2,737

Other assets:
Goodwill	165,663	165,663
Non-compete agreements	2,387	2,841
Trademarks	13,900	13,900
Other	11,183	9,403

Total other assets	193,133	191,807

TOTAL ASSETS	$970,343	$1,004,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$123,554	$145,609
Accrued liabilities:
Taxes	24,734	18,709
Compensation and related items	31,227	37,161
Product warranties	59,061	59,795
Promotions and rebates	10,546	12,953
Product/property liability and related liabilities	11,840	10,423
Other	9,100	7,315

Total current liabilities	270,062	291,965

Deferred income taxes and other liabilities	14,725	12,911
Contingent liabilities and commitments	—	—
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,210,404 shares @ 1/31/07 and 57,100,286 shares @ 7/31/06; par value of $.10 per share	5,721	5,710
Additional paid-in capital	88,992	86,538
Accumulated other comprehensive income	1,311	1,772
Retained earnings	649,655	664,322
Less Treasury shares of 1,441,600 @ 1/31/07 & 1,401,200 @ 7/31/06	(60,123)	(58,493)

Total stockholders’ equity	685,556	699,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$970,343	$1,004,725

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
FOR THE THREE & SIX MONTHS ENDED JANUARY 31, 2007 AND 2006

	Three Months Ended January 31		Six Months Ended January 31
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Net sales	$584,049	$642,047	$1,311,765	$1,403,370
Cost of products sold	522,880	555,195	1,161,428	1,208,023

Gross profit	61,169	86,852	150,337	195,347
Selling, general and administrative expenses	37,424	41,237	80,869	85,573
Interest income	2,346	2,038	5,256	3,718
Interest expense	164	223	351	570
Other income	315	127	865	926

Income before income taxes	26,242	47,557	75,238	113,848
Provision for income taxes	7,990	17,652	26,389	42,570

Net income	$18,252	$29,905	$48,849	$71,278

Average common shares outstanding:

Basic	55,654,744	56,593,434	55,634,023	56,580,913
Diluted	55,927,479	56,982,007	55,909,970	56,942,738

Earnings per common share:

Basic	$.33	$.53	$.88	$1.26
Diluted	$.33	$.52	$.87	$1.25
Regular dividends declared per common share:	$.07	$.05	$.14	$.05
Special dividends declared per common share:	$—	$—	$1.00	$—
Regular dividends paid per common share:	$.07	$.05	$.14	$.10
Special dividends paid per common share:	$—	$—	$1.00	$.25
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND 2006

	2007	2006
		(As restated,
		see Note 2)
Cash flows from operating activities:
Net income	$48,849	$71,278
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,393	6,968
Amortization	454	475
Deferred income taxes	(7,699)	(12,396)
Loss on disposition of assets	86	12
Loss on disposition of trading investments	104	255
Unrealized loss on trading investments	—	15
Stock based compensation	319	540
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	—	(152,062)
Proceeds from disposition of trading investments	68,133	84,274
Accounts receivable	7,434	(29,159)
Inventories	(6,345)	(26,445)
Prepaids and other	(13,537)	(5,514)
Accounts payable	(22,221)	9,139
Accrued liabilities	152	36,901
Other liabilities	1,838	1,314

Net cash (used in) provided by operating activities	83,960	(14,405)

Cash flows from investing activities:
Purchase of property, plant & equipment	(7,101)	(14,244)
Proceeds from disposition of assets	224	49
Purchase of available for sale investments	(202,320)	—
Proceeds from sale of available for sale investments	83,897	—

Net cash used in investing activities	(125,300)	(14,195)

Cash flows from financing activities:
Cash dividends	(63,516)	(19,834)
Purchase of common stock held as treasury shares	(1,630)	—
Proceeds from issuance of common stock	2,146	1,256

Net cash used in financing activities	(63,000)	(18,578)

Effect of exchange rate changes on cash	(461)	840

Net decrease in cash and equivalents	(104,801)	(46,338)
Cash and equivalents, beginning of period	196,136	163,596

Cash and equivalents, end of period	$91,335	$117,258

Supplemental cash flow information:
Income taxes paid	$25,846	$23,343
Interest paid	351	570

Non cash transactions:
Capital expenditures in accounts payable	$166	$894
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2006 amounts are derived from the annual audited financial statements, as restated. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2006. The results of operations for the six months ended January 31, 2007 are not necessarily indicative of the results for the full year.

2.	Restatement of Financial Statements

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

The Audit Committee’s investigation confirmed the Company’s determination that the income before income taxes recorded by Dutchmen was overstated during the periods that we subsequently restated, as a result of misconduct by Dutchmen’s former Vice President of Finance, the senior financial officer of Dutchmen.

The Company has restated its previously issued financial statements as of July 31, 2006, in conjunction with the Company’s Annual Report on Form 10-K/A, and for the three and six month periods ended January 31, 2006. The restatement followed the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during these periods.

The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Statements of Condensed Consolidated Income for the three months ended January 31, 2006 and the six months ended January 31, 2006 and the Statement of Condensed Consolidated Cash Flows for the six months ended January 31, 2006, affected by the restatements.

	Previously	Restatement
	reported	adjustment	Restated
Statement of Condensed Consolidated Income
Three months ended January 31, 2006
Cost of products sold	$552,084	$3,111	$555,195
Gross profit	89,963	(3,111)	86,852
Income before income taxes	50,668	(3,111)	47,557
Provision for income taxes	18,794	(1,142)	17,652
Net income	31,874	(1,969)	29,905
Earnings per common share
Three months ended January 31, 2006
Basic	$.56	$(.03)	$.53
Diluted	$.56	$(.04)	$.52

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Previously	Restatement
	reported	adjustment	Restated
Statement of Condensed Consolidated Income
Six months ended January 31, 2006
Cost of products sold	$1,201,765	$6,258	$1,208,023
Gross profit	201,605	(6,258)	195,347
Income before income taxes	120,106	(6,258)	113,848
Provision for income taxes	44,867	(2,297)	42,570
Net income	75,239	(3,961)	71,278
Statement of Condensed Consolidated Cash Flows
Six months ended January 31, 2006

	Previously	Restatement
	reported	adjustment	Restated
Cash flows from operating activities
Net income	$75,239	$(3,961)	$71,278
Accounts receivable	(32,284)	3,125	(29,159)
Inventories	(29,089)	2,644	(26,445)
Accounts payable	8,650	489	9,139
Accrued liabilities	39,198	(2,297)	36,901
Earnings per common share
Six months ended January 31, 2006
Basic	$1.33	$(.07)	$1.26
Diluted	$1.32	$(.07)	$1.25
3.	Major classifications of inventories are:

	January 31, 2007	July 31, 2006
Raw materials	$89,826	$99,807
Chassis	49,495	39,772
Work in process	50,837	51,208
Finished goods	23,827	13,416

Total	213,985	204,203
Less excess of FIFO costs over LIFO costs	24,471	21,034

Total inventories	$189,514	$183,169

4.	Earnings Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Weighted average shares outstanding for basic earnings per share	55,654,744	56,593,434	55,634,023	56,580,913
Stock options and restricted stock	272,735	388,573	275,947	361,825

Total — For diluted shares	55,927,479	56,982,007	55,909,970	56,942,738

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.	Comprehensive Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Net income	$18,252	$29,905	$48,849	$71,278
Foreign currency translation adjustment	(562)	430	(461)	840

Comprehensive income	$17,690	$30,335	$48,388	$72,118

6.	Segment Information

The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach. During the quarter ended January 31, 2006, the Company made the decision not to produce a planned motorized product line. The impairment charge associated with the decision was $1,360 and is included in cost of products sold.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Net Sales:
Recreation vehicles:
Towables	$373,940	$457,861	$873,895	$991,097
Motorized	116,694	113,841	252,617	262,935

Total recreation vehicles	490,634	571,702	1,126,512	1,254,032
Buses	93,415	70,345	185,253	149,338

Total	$584,049	$642,047	$1,311,765	$1,403,370

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Income Before Income Taxes:
Recreation vehicles:
Towables	$21,804	$46,891	$62,204	$105,168
Motorized	3,468	2,171	9,536	10,537

Total recreation vehicles	25,272	49,062	71,740	115,705
Buses	3,154	1,985	6,174	3,979
Corporate	(2,184)	(3,490)	(2,676)	(5,836)

Total	$26,242	$47,557	$75,238	$113,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2007	July 31, 2006
Identifiable Assets:
Recreation vehicles:
Towables	$472,589	$483,324
Motorized	147,370	150,058

Total recreation vehicles	619,959	633,382
Buses	110,338	103,861
Corporate	240,046	267,482

Total	$970,343	$1,004,725

7.	Treasury Shares

In the first quarter of fiscal 2007, the Company purchased 40,400 shares and held them as treasury stock at a cost of $1,630, an average cost of $40.33 per share.

8.	Investments – Short Term

Effective August 1, 2006, the Company began classifying all short term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short term differences in price to one of preserving capital.

At January 31, 2007, all Investments – short term are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, which either mature or reset at par, and generally there are no unrealized or realized gains or losses to report. Cost is determined on the specific identification basis. Interest income is accrued as earned. All of the available-for-sale securities held at January 31, 2007 mature within one year.

As of July 31, 2006, the Company held short-term debt and equity investments classified as trading securities. These trading securities were all sold or matured during the three months ended October 31, 2006 and were recorded as trading securities activity. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income were recognized when earned.

9.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	January 31, 2007		July 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889	$13,502	$15,889	$13,048

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Non-compete Agreements:
Amortization Expense	$217	$238	$454	$475
Non-compete agreements are amortized on a straight-line basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization Expense:

For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
For the year ending July 2011	$239
There was no change in the carrying amount of goodwill and trademarks for the six month period ended January 31, 2007.

As of January 31, 2007, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

10.	Warranty

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Beginning Balance	$60,923	$56,112	$59,795	$55,118
Provision	15,243	11,886	33,194	27,853
Payments	17,105	14,116	33,928	29,089

Ending Balance	$59,061	$53,882	$59,061	$53,882

11.	Commercial Commitments

Our principal commercial commitments at January 31, 2007 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$3,504	less than 1 year

Standby repurchase obligation on dealer financing	$912,276	less than 1 year

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $2,241 and $1,563 as of January 31, 2007 and July 31, 2006, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Cost of units repurchased	$6,128	$753	$8,089	$2,103
Realization on units resold	5,474	534	7,017	1,806

Losses due to repurchase	$654	$219	$1,072	$297

12.	Subsequent Events

In April 2007, the Company reached an agreement in principle to settle a tax dispute with the State of Indiana regarding filing positions taken on its Indiana state income tax returns. It is anticipated that when the agreement is finalized, tax reserves of approximately $6,000 will be reversed by the Company, decreasing the provision for income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands)
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RV’s”) and a major manufacturer of commercial buses in North America. Our position in the travel trailer and fifth wheel segment of the industry (towables), gives us a market share of approximately 32%. In the motorized segment of the industry we have a market share of approximately 13%. Our market share in small and mid-size buses is approximately 40%. We entered the 40-foot bus market with a new facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We invested significant capital to modernize and expand our plant facilities and have expended approximately $31,008 for that purpose in fiscal 2006.
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
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not finance dealers. In support of our RV dealer financing needs, however, we enter into agreements with providers of inventory financing whereby we repurchase new inventory (on agreed terms) located at dealer facilities should the lender foreclose. In another dealer support activity, we have a 50-50 joint venture with G.E. Consumer Finance, Thor Credit Corporation, that offers retail financing to customers of the dealer in their purchase of Thor and other manufacturer’s products.
Restatement
As further described in the Explanatory Note on page 1 of this report, Note 2 to our condensed consolidated financial statements contained elsewhere in this report and our Annual Report on Form 10-K/A for the year ended July 31, 2006, we have restated our financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and the financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005. The restatement follows the Company’s evaluation, considering the results from the independent investigation of the Audit Committee of our Board of Directors, of accounting practices employed at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”) during these periods. The effect of the restatement reported in this Quarterly Report on Form 10-Q is a reduction to income before income taxes of $3,111, or $1,969 in net income, for the three months ended January 31, 2006 and a reduction to income before income taxes of $6,258, or $3,961 in net income, for the six months ended January 31, 2006. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in

2006 and 2005, are reported in our Annual Report on Form 10-K/A for the year ended July 31, 2006. The restated financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005 are reported in our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006. The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement described in Note 2 to our condensed consolidated financial statements contained elsewhere in this report.
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
Trends and Business Outlook
The most important determinant of demand for Recreation Vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. For the three months ended March 31, 2007, Statistical Surveys, Inc. reported that travel trailers and fifth wheel unit sales were down 1.6% and that motorhome sales were down 10.0%, compared to the three months ended March 31, 2006. Higher interest rates and fuel prices appear to affect the motorized segment more severely. According to Statistical Surveys, Inc., our travel trailer and fifth wheel market share for the three months ended March 31, 2007 was 31.9%, down from 32.1% for the three months ended March 31, 2006. In motorhomes, our market share increased to 13.2% for the three months ended March 31, 2007, up from 13.0% for the three months ended March 31, 2006.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life, so many of the buses are being replaced. Management estimates that industry unit sales of small and mid-sized buses are up 14.7% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.

Three Months Ended January 31, 2007 vs.
     Three Months Ended January 31, 2006

	Three Months Ended		Three Months Ended		Change
	January 31, 2007		January 31, 2006		Amount	%

NET SALES:
Recreation Vehicles
Towables	$373,940		$457,861		$(83,921)	(18.3)
Motorized	116,694		113,841		2,853	2.5

Total Recreation Vehicles	490,634		571,702		(81,068)	(14.2)
Buses	93,415		70,345		23,070	32.8

Total	$584,049		$642,047		$(57,998)	(9.0)

# OF UNITS:
Recreation Vehicles
Towables	17,436		24,042		(6,606)	(27.5)
Motorized	1,521		1,486		35	2.4

Total Recreation Vehicles	18,957		25,528		(6,571)	(25.7)
Buses	1,531		1,321		210	15.9

Total	20,488		26,849		(6,361)	(23.7)

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$44,576	11.9	$73,647	16.1	$(29,071)	(39.5)
Motorized	9,854	8.4	7,876	6.9	1,978	25.1

Total Recreation Vehicles	54,430	11.1	81,523	14.3	(27,093)	(33.2)
Buses	6,739	7.2	5,329	7.6	1,410	26.5

Total	$61,169	10.5	$86,852	13.5	$(25,683)	(29.6)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$22,954	6.1	$26,881	5.9	$(3,927)	(14.6)
Motorized	6,388	5.5	5,704	5.0	684	12.0

Total Recreation Vehicles	29,342	6.0	32,585	5.7	(3,243)	(10.0)
Buses	3,510	3.8	3,154	4.5	356	11.3
Corporate	4,572	—	5,498	—	(926)	(16.8)

Total	$37,424	6.4	$41,237	6.4	$(3,813)	(9.2)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$21,804	5.8	$46,891	10.2	$(25,087)	(53.5)
Motorized	3,468	3.0	2,171	1.9	1,297	59.7

Total Recreation Vehicles	25,272	5.2	49,062	8.6	(23,790)	(48.5)
Buses	3,154	3.4	1,985	2.8	1,169	58.9
Corporate	(2,184)	—	(3,490)	—	1,306	37.4

Total	$26,242	4.5	$47,557	7.4	$(21,315)	(44.8)

ORDER BACKLOG

	As of	As of	Change
	January 31, 2007	January 31, 2006	Amount	%
Recreation Vehicles
Towables	$238,658	$376,069	$(137,411)	(36.5)
Motorized	99,756	122,416	(22,660)	(18.5)

Total Recreation Vehicles	338,414	498,485	(160,071)	(32.1)
Buses	206,820	173,697	33,123	19.1

Total	$545,234	$672,182	$(126,948)	(18.9)

CONSOLIDATED
Net sales and gross profit for the three months ended January 31, 2007 were down 9.0% and 29.6%, respectively, compared to the three months ended January 31, 2006. We estimate that in the three months ended January 31, 2006 approximately $38,677, or 8.4%, of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Selling, general and administrative expenses for the three months ended January 31, 2007 decreased 9.2% compared to the three months ended January 31, 2006. Income before income taxes for the three months ended January 31, 2007 decreased 44.8% compared to the three months ended January 31, 2006. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $4,572 for the three months ended January 31, 2007 compared to $5,498 for the three months ended January 31, 2006. This $926 decrease is primarily the result of reduced compensation, primarily bonuses and legal expenses. Corporate interest income and other income was $2,330 for the three months ended January 31, 2007 compared to $2,008 for the three months ended January 31, 2006.
The overall effective tax rate for the three months ended January 31, 2007 was 30.4% compared to 37.1% for the three months ended January 31, 2006. The primary reason for the reduction of taxes in 2007 was the Company recorded $1.9 million of tax benefit in the three months ended January 31, 2007 related to its research and development credits. This tax benefit was recorded because the 2006 Tax Relief and Health Care Act retroactively reinstated the research and development credit to January 1, 2006 and the Company reached an agreement with the Internal Revenue Service regarding the amount of research and development credit for fiscal years 2003 through 2005 which was previously not recognized.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	9.2%	(27.5)%	(18.3)%
Motorized	.1%	2.4%	2.5%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 18.3% resulted primarily from reduced unit sales, primarily hurricane relief units. We estimate that in the three months ended January 31, 2006 approximately $38,677, or 8.4%, of towable net sales (approximately 2,880 units), were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. The overall industry decrease in towables for November and December of 2006 was 27.3% according to statistics published by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from product mix and no hurricane unit sales in fiscal 2007. Hurricane unit pricing in fiscal 2006 was substantially lower than the average price per unit of other towables.
Towables gross profit percentage decreased to 11.9% of net sales for the three months ended January 31, 2007 from 16.1% of net sales for the three months ended January 31, 2006. The primary factor for the decrease in gross profit percentage was the 18.3% decrease in net sales and increased discount and allowances due to a soft market. Towable discounts and allowances increased by approximately $5,000 in three months ended January 31, 2007 compared to the three months ended January 31, 2006. Selling, general and administrative expenses were 6.1% of net sales for the three months ended January 31, 2007 and 5.9% of net sales for the three months ended January 31, 2006.
Towables income before income taxes decreased to 5.8% of net sales for the three months ended January 31, 2007 from 10.2% of net sales for the three months ended January 31, 2006. The primary factor for this decrease was the reduction in unit sales and corresponding margins.
MOTORIZED RECREATION VEHICLES
The increase in motorized net sales of 2.5% resulted from a 2.4% increase in unit shipments. The increase in units sold of approximately 2.4% outperformed the overall market increase in motorhomes of 1.0% for the two month period November and December 2006 according to statistics published by the Recreation Vehicle Industry Association. The increase in the average price per unit resulted from the product mix.
Motorized gross profit percentage increased to 8.4% of net sales for the three months ended January 31, 2007 from 6.9% of net sales for the three months ended January 31, 2006. The primary factor for the increase in gross profit percentage in 2007 was increased unit sales and a $1,360 impairment charge in the three months ended January 31, 2006 associated with the decision to not produce a planned motorized product line. Selling, general and administrative expenses were 5.5% of net sales for the three months ended January 31, 2007 and 5.0% of net sales for the three months ended January 31, 2006.
Motorized income before income taxes was 3.0% of net sales for the three months ended January 31, 2007 and 1.9% of net sales for the three months ended January 31, 2006. The increase in motorized income before income taxes for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 was, as noted above, increased unit sales and the $1,360 impairment charge in 2006.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change

Buses	17.0%	15.9%	32.8%
The increase in buses net sales of 32.8% resulted from a combination of an increase in both average price per unit and unit shipments. The increase in the average price per unit resulted primarily from the product mix.
Buses gross profit percentage decreased to 7.2% of net sales for the three months ended January 31, 2007 from 7.6% of net sales for the three months ended January 31, 2006. The primary reason for the decrease in gross profit percentage was the more competitive pricing for our bus products compared to the prior year period. Selling, general and administrative expenses were 3.8% of net sales for the three months ended January 31, 2007 and 4.5% for the three months ended January 31, 2006. The reduction in selling, general and administrative expenses as a percentage of net sales is primarily due to increased sales volume in the three months ended January 31, 2007.
Buses income before income taxes increased to 3.4% of net sales for the three months ended January 31, 2007 from 2.8% for the three months ended January 31, 2006 due to increased sales volume.
Six Months Ended January 31, 2007 vs.
     Six Months Ended January 31, 2006

	Six Months Ended		Six Months Ended		Change
	January 31, 2007		January 31, 2006		Amount	%

NET SALES:
Recreation Vehicles
Towables	$873,895		$991,097		$(117,202)	(11.8)
Motorized	252,617		262,935		(10,318)	(3.9)

Total Recreation Vehicles	1,126,512		1,254,032		(127,520)	(10.2)
Buses	185,253		149,338		35,915	24.0

Total	$1,311,765		$1,403,370		$(91,605)	(6.5)

# OF UNITS:
Recreation Vehicles
Towables	40,926		51,560		(10,634)	(20.6)
Motorized	3,376		3,505		(129)	(3.7)

Total Recreation Vehicles	44,302		55,065		(10,763)	(19.5)
Buses	3,088		2,789		299	10.7

Total	47,390		57,854		(10,464)	(18.1)

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$114,398	13.1	$161,264	16.3	$(46,866)	(29.1)
Motorized	22,493	8.9	23,177	8.8	(684)	(3.0)

Total Recreation Vehicles	136,891	12.2	184,441	14.7	(47,550)	(25.8)
Buses	13,446	7.3	10,906	7.3	2,540	23.3

Total	$150,337	11.5	$195,347	13.9	$(45,010)	(23.0)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$52,383	6.0	$56,253	5.7	$(3,870)	(6.9)
Motorized	12,944	5.1	12,637	4.8	307	2.4

Total Recreation Vehicles	65,327	6.0	68,890	5.5	(3,563)	(5.2)
Buses	7,003	3.8	6,617	4.4	386	5.8
Corporate	8,539	—	10,066	—	(1,527)	(15.2)

Total	$80,869	6.2	$85,573	6.1	$(4,704)	(5.5)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$62,204	7.1	$105,168	10.6	$(42,964)	(40.9)
Motorized	9,536	3.8	10,537	4.0	(1,001)	(9.5)

Total Recreation Vehicles	71,740	6.4	115,705	9.2	(43,965)	(38.0)
Buses	6,174	3.3	3,979	2.7	2,195	55.2
Corporate	(2,676)	—	(5,836)	—	3,160	54.1

Total	$75,238	5.7	$113,848	8.1	$(38,610)	(33.9)

CONSOLIDATED
Net sales and gross profit for the six months ended January 31, 2007 were down 6.5% and 23.0%, respectively, compared to the six months ended January 31, 2006. We estimate that for the six months ended January 31, 2006 approximately $113,677, or 11.5%, of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Selling, general and administrative expenses decreased 5.5% compared to six months ended January 31, 2006. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $8,539 for the six months ended January 31, 2007 compared to $10,066 in the six months ended January 31, 2006. This $1,527 decrease is primarily the result of reduced insurance and legal costs, compensation and bonus expense. Corporate interest income and other income was $5,786 for the six months ended January 31, 2007 compared to $4,238 for the six months ended January 31, 2006.
The overall effective tax rate for the six months ended January 31, 2007 was 35.1% compared to 37.4% for the six months ended January 31, 2006. The primary reason for the reduction in taxes in 2007 was the Company recorded $1.9 million of tax benefit in the second quarter related to its research and development credits. This tax benefit was recorded because the 2006 Tax Relief and Health Care Act retroactively reinstated the research and development credit to January 1, 2006 and the Company reached an agreement with the Internal Revenue Service regarding the amount of research and development credit for fiscal years 2003 through 2005 which was previously not recognized.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	9.1%	(20.6)%	(11.8)%
Motorized	(.2)%	(3.7)%	(3.9)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 11.8% resulted primarily from reduced unit sales, primarily hurricane relief units. We estimate that in the six months ended January 31, 2006 approximately $113,677, or 11.5%, of towable net sales (approximately 8,342 units), were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. The overall market unit decrease in towables for August through December 2006 was 18.2% according to statistics published by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from product mix and no hurricane unit sales in fiscal 2007. Hurricane unit pricing in fiscal 2006 was substantially lower than the average price per unit of other towables.
Towables gross profit percentage decreased to 13.1% of net sales for the six months ended January 31, 2007 from 16.3% of net sales for the six months ended January 31, 2006. The primary factor for the decrease in gross profit percentage was the 11.8% decrease in net sales and increased discount and allowances due to a soft market. Towable discounts and allowances increased by approximately $14,473 in the six months ended January 31, 2007 compared to the six months ended January 31, 2006. Selling, general and administrative expenses were 6.0% of net sales for the six months ended January 31, 2007 and 5.7% of net sales for the six months ended January 31, 2006.
Towables income before income taxes decreased to 7.1% of net sales for the six months ended January 31, 2007 from 10.6% of net sales for the six months ended January 31, 2006. The primary factors for this decrease were the reduction in unit sales and corresponding margins.

MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 3.9% resulted from a 3.7% decrease in unit shipments. The decrease in units sold of 3.7% outperformed the overall market unit decrease in motorhomes of 3.9% for August through December 2006 according to statistics published by the Recreation Vehicle Industry Association. The decrease in the average price per unit resulted from the product mix.
Motorized gross profit percentage increased to 8.9% of net sales in the six months ended January 31, 2007 from 8.8% of net sales for the six months ended January 31, 2006. Selling, general and administrative expenses were 5.1% of net sales for the six months ended January 31, 2007 and 4.8% of net sales for the six months ended January 31, 2006.
Motorized income before income taxes was 3.8% of net sales for the six months ended January 31, 2007 and 4.0% of net sales for the six months ended January 31, 2006.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change

Buses	13.3%	10.7%	24.0%
The increase in buses net sales of 24.0% resulted from a combination of an increase in both average price per unit and unit shipments and unit mix. The increase in the average price per unit resulted primarily from the product mix.
Buses gross profit percentage was 7.3% of net sales for the six months ended January 31, 2007 and the six months ended January 31, 2006. Selling, general and administrative expenses were 3.8% of net sales for the six months ended January 31, 2007 and 4.4% for the six months ended January 31, 2006.
Buses income before income taxes increased to 3.3% of net sales for the six months ended January 31, 2007 from 2.7% for the six months ended January 31, 2006 due to increased sales volume.
Financial Condition and Liquidity
As of January 31, 2007, we had $210,047 in cash, cash equivalents and short-term investments, compared to $264,373 on July 31, 2006. Effective August 1, 2006, the Company began classifying all short-term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short term differences in price to one of preserving capital. This change should create less volatility and a more predictable return on our short term investments as income will be generated from interest income instead of appreciation or depreciation on our investments. This change will also have the effect of moving the purchases and proceeds from the sale of our investments out of the operating activities category and into the investing activities category on our cash flow statement, more clearly reflecting our true operating cash flow. It should have an insignificant effect on overall cash flow.
Working capital at January 31, 2007 was $346,486 compared to $360,751 at July 31, 2006. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2007. There were no borrowings on this line of credit during the six months ended January 31, 2007. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future.

Capital expenditures of approximately $7,267 for the six months ended January 31, 2007 were primarily for planned expansions and improvements of our recreation vehicle segments.
The Company anticipates additional capital expenditures in the third and fourth quarters of fiscal 2007 of approximately $4,700. These expenditures will be made primarily to expand our RV companies and to replace machinery and equipment to be used in the ordinary course of business.
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
ITEM 4. Controls and Procedures
As further described in the Explanatory Note on page 1 of this report, Note 2 to our condensed consolidated financial statements contained elsewhere in this report and our Annual Report on Form 10-K/A for the year ended July 31, 2006, we have restated our financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and the financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005. The restatement follows the Company’s evaluation, considering the results from the independent investigation of the Audit Committee of our Board of Directors, of accounting practices employed at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”) during these periods.
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
As disclosed in our Annual Report on Form 10-K/A, management identified the following material weakness in the Company’s internal control over financial reporting as of July 31, 2006:
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
In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described above, a material weakness was identified in our internal control over financial reporting regarding segregation of duties as of July 31, 2006. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon management’s evaluation, conducted under Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2007 because the material weakness described above continued to persist as of such date.
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
Management evaluated whether there was a change in the Company’s internal control over financial reporting during the three months ended January 31, 2007 and through the date of this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on management’s evaluation, management believes that there was no such change during the three months ended January 31, 2007 and through the date of this report. However, since January 31, 2007, the Company has taken or intends to take the following actions to remediate the material weakness described above:
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
November 2006	—	—	—	1,947,200
December 2006	—	—	—	1,947,200
January 2007	—	—	—	1,947,200

(1)	On June 26, 2006 our Board of Directors authorized the repurchase of 2,000,000 shares extending over a 24-month period before expiring. At January 31, 2007, 1,947,200 shares of common stock remained authorized for repurchase under the repurchase program.
ITEM 6. Exhibits

Exhibit	Description
31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: June 19, 2007	By:	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: June 19, 2007	By:	/s/ Walter L. Bennett
Walter L. Bennett
Executive Vice President, Secretary and Chief Financial Officer