Form 10-Q
period 2007-04-30
THOR INDUSTRIES INC
filed 2007-07-03
CIK 730263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED April 30, 2007	COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/31/2007

Common stock, par value	55,767,304 shares
$.10 per share

Explanatory Note
(All amounts presented in thousands)
In this Form 10-Q for the quarter ended April 30, 2007, Thor Industries, Inc. (“we” or the “Company”) is restating its condensed consolidated financial statements for the three and nine months ended April 30, 2006. The effects of this restatement are reflected in the comparative amounts included in this Form 10-Q. We have restated our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and on June 11, 2007 filed an amendment to our Annual Report on Form 10-K/A for the year ended July 31, 2006. We have also restated our condensed consolidated financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005, and on June 12, 2007 filed an amendment to our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006.
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
The condensed consolidated financial statements and related financial information for the three and nine months ended April 30, 2007 included in this Form 10-Q should be read only in conjunction with the information contained in our Annual Report on Form 10-K/A for the year ended July 31, 2006. See Note 2 to our condensed consolidated financial statements included in this Form 10-Q for further discussion.
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
The Company’s decision to restate its previously issued financial statements follows the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during the periods restated. The effect of the restatement reported in this Quarterly Report on Form 10-Q is a reduction to income before income taxes of $3,902, or $2,470 in net income, for the three months ended April 30, 2006 and a reduction to income before income taxes of $10,160, or $6,431 in net income, for the nine months ended April 30, 2006. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, are reported in our Annual Report on Form 10-K/A for the year ended July 31, 2006. The restated financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005 are reported in our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006.
The effects of these restatements are reflected in the financial statements and other supplemental data, including the unaudited quarterly data for fiscal years 2005 and 2006 and selected financial data for the fiscal years 2004, 2005 and 2006, included in our Annual Report on Form 10-K/A for the year ended July 31, 2006, our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 and this Form 10-Q. We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K for the periods affected by the restatement or adjustments other than our Annual Report on Form 10-K/A for the year ended July 31, 2006 or any of our previously filed Quarterly Reports on Form 10-Q other than our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006.
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
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$146,982	$196,136
Investments – short term	105,590	68,237
Accounts receivable:
Trade	213,081	188,104
Other	8,013	5,639
Inventories	202,725	183,169
Prepaid expenses	9,850	6,533
Deferred income taxes	25,367	4,898

Total current assets	711,608	652,716

Property:
Land	21,741	21,323
Buildings and improvements	134,290	131,649
Machinery and equipment	60,660	55,656

Total cost	216,691	208,628
Accumulated depreciation	60,135	51,163

Property, net	156,556	157,465

Investment in joint ventures	2,696	2,737

Other assets:
Goodwill	165,663	165,663
Non-compete agreements	2,171	2,841
Trademarks	13,900	13,900
Other	12,216	9,403

Total other assets	193,950	191,807

TOTAL ASSETS	$1,064,810	$1,004,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,103	$145,609
Accrued liabilities:
Taxes	45,236	18,709
Compensation and related items	38,686	37,161
Product warranties	60,724	59,795
Promotions and rebates	13,429	12,953
Product/property liability and related liabilities	12,779	10,423
Other	11,745	7,315

Total current liabilities	330,702	291,965

Deferred income taxes and other liabilities	15,948	12,911
Contingent liabilities and commitments	—	—
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,210,404 shares @ 4/30/07 and 57,100,286 shares @ 7/31/06; par value of $.10 per share	5,721	5,710
Additional paid-in capital	89,133	86,538
Accumulated other comprehensive income	2,109	1,772
Retained earnings	681,320	664,322
Less Treasury shares of 1,441,600 @ 4/30/07 & 1,401,200 @ 7/31/06	(60,123)	(58,493)

Total stockholders’ equity	718,160	699,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,064,810	$1,004,725

     See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
FOR THE THREE & NINE MONTHS ENDED APRIL 30, 2007 AND 2006

	Three Months Ended April 30		Nine Months Ended April 30
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Net sales	$789,643	$857,615	$2,101,408	$2,260,985
Cost of products sold	686,663	733,506	1,848,091	1,941,529

Gross profit	102,980	124,109	253,317	319,456
Selling, general and administrative expenses	51,834	50,317	132,703	135,890
Interest income	2,515	2,552	7,771	6,270
Interest expense	212	347	563	917
Other income	510	243	1,375	1,169

Income before income taxes	53,959	76,240	129,197	190,088
Provision for income taxes	18,390	27,571	44,779	70,141

Net income	$35,569	$48,669	$84,418	$119,947

Average common shares outstanding:
Basic	55,696,304	56,656,684	55,654,327	56,605,615
Diluted	55,935,718	57,087,096	55,916,602	56,994,628
Earnings per common share:
Basic	$.64	$.86	$1.52	$2.12
Diluted	$.64	$.85	$1.51	$2.10
Regular dividends declared per common share:	$.07	$.07	$.21	$.12
Special dividends declared per common share:	$—	$—	$1.00	$—
Regular dividends paid per common share:	$.07	$.07	$.21	$.17
Special dividends paid per common share:	$—	$—	$1.00	$.25
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006

	2007	2006
		(As restated,
		see Note 2)
Cash flows from operating activities:
Net income	$84,418	$119,947
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	9,687	10,023
Amortization	670	712
Deferred income taxes	(20,604)	(18,149)
Loss on disposition of assets	85	(11)
Loss on disposition of trading investments	104	403
Unrealized loss on trading investments	—	(461)
Stock based compensation	455	791
Changes in non cash assets and liabilities, net of effect from acquisitions:
Purchases of trading investments	—	(197,462)
Proceeds from disposition of trading investments	68,133	117,726
Accounts receivable	(27,351)	(74,934)
Inventories	(19,556)	(37,787)
Prepaids and other	(6,521)	(4,427)
Accounts payable	2,303	43,670
Accrued liabilities	36,243	54,697
Other liabilities	2,869	2,142

Net cash provided by operating activities	130,935	16,880

Cash flows from investing activities:
Purchase of property, plant & equipment	(8,885)	(18,263)
Proceeds from disposition of assets	230	229
Purchase of available for sale investments	(205,020)	—
Proceeds from sale of available for sale investments	100,148	—

Net cash used in investing activities	(113,527)	(18,034)

Cash flows from financing activities:
Cash dividends	(67,420)	(23,807)
Purchase of common stock held as treasury shares	(1,630)	—
Proceeds from issuance of common stock	2,151	1,863

Net cash used in financing activities	(66,899)	(21,944)

Effect of exchange rate changes on cash	337	996

Net decrease in cash and equivalents	(49,154)	(22,102)
Cash and equivalents, beginning of period	196,136	163,596

Cash and equivalents, end of period	$146,982	$141,494

Supplemental cash flow information:
Income taxes paid	$36,552	$52,057
Interest paid	563	917

Non cash transactions:
Capital expenditures in accounts payable	$191	$1,406

Purchase of treasury shares	—	5,102
Incentive stock options disqualifying disposition	—	339
Cancellation of restricted stock	35	42
     See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2006 amounts are derived from the annual audited financial statements, as restated. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2006. The results of operations for the nine months ended April 30, 2007 are not necessarily indicative of the results for the full year.

2.	Restatement of Financial Statements

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

The Company has restated its previously issued financial statements as of July 31, 2006, in conjunction with the Company’s Annual Report on Form 10-K/A, and for the three and nine month periods ended April 30, 2006. The restatement followed the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during these periods.

The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Statements of Condensed Consolidated Income for the three months ended April 30, 2006 and the nine months ended April 30, 2006 and the Statement of Condensed Consolidated Cash Flows for the nine months ended April 30, 2006, affected by the restatements.

	Previously	Restatement
	reported	adjustment	Restated
Statement of Condensed Consolidated Income
Three months ended April 30, 2006
Cost of products sold	$729,604	$3,902	$733,506
Gross profit	128,011	(3,902)	124,109
Income before income taxes	80,142	(3,902)	76,240
Provision for income taxes	29,003	(1,432)	27,571
Net income	51,139	(2,470)	48,669
Earnings per common share
Three months ended April 30, 2006
Basic	$.90	$(.04)	$.86
Diluted	$.90	$(.05)	$.85
Statement of Condensed Consolidated Income
Nine months ended April 30, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Previously	Restatement
	reported	adjustment	Restated
Cost of products sold	$1,931,369	$10,160	$1,941,529
Gross profit	329,616	(10,160)	319,456
Income before income taxes	200,248	(10,160)	190,088
Provision for income taxes	73,870	(3,729)	70,141
Net income	126,378	(6,431)	119,947

Earnings per common share
Nine months ended April 30, 2006
Basic	$2.23	$(.11)	$2.12
Diluted	$2.22	$(.12)	$2.10

Statement of Condensed Consolidated Cash Flows
Nine months ended April 30, 2006
Cash flows from operating activities
Net income	$126,378	$(6,431)	$119,947
Accounts receivable	(77,568)	2,634	(74,934)
Inventories	(38,389)	602	(37,787)
Accounts payable	36,747	6,923	43,670
Accrued liabilities	58,425	(3,728)	54,697
3.	Major classifications of inventories are:

	April 30, 2007	July 31, 2006
Raw materials	$97,791	$99,807
Chassis	53,051	39,772
Work in process	56,009	51,208
Finished goods	22,071	13,416

Total	228,922	204,203
Less excess of FIFO costs over LIFO costs	26,197	21,034

Total inventories	$202,725	$183,169

4.	Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Weighted average shares outstanding for basic earnings per share	55,696,304	56,656,684	55,654,327	56,605,615
Stock options and restricted stock	239,414	430,412	262,275	389,013

Total — For diluted shares	55,935,718	57,087,096	55,916,602	56,994,628

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.	Comprehensive Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Net income	$35,569	$48,669	$84,418	119,947
Foreign currency translation adjustment	798	156	337	996

Comprehensive income	$36,367	$48,825	$84,755	$120,943

6.	Segment Information

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Net Sales:
Recreation vehicles:
Towables	$524,041	$615,043	$1,397,936	$1,606,140
Motorized	159,642	161,593	412,259	424,528

Total recreation vehicles	683,683	776,636	1,810,195	2,030,668
Buses	105,960	80,979	291,213	230,317

Total	$789,643	$857,615	$2,101,408	$2,260,985

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Income Before Income Taxes:
Recreation vehicles:
Towables	$48,086	$67,986	$110,290	$173,154
Motorized	7,220	7,756	16,756	18,293

Total recreation vehicles	55,306	75,742	127,046	191,447
Buses	5,447	2,034	11,622	6,013
Corporate	(6,794)	(1,536)	(9,471)	(7,372)

Total	$53,959	$76,240	$129,197	$190,088

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	April 30, 2007	July 31, 2006
Identifiable Assets:
Recreation vehicles:
Towables	$495,900	$483,324
Motorized	177,404	150,058

Total recreation vehicles	673,304	633,382
Buses	104,659	103,861
Corporate	286,847	267,482

Total	$1,064,810	$1,004,725

7.	Treasury Shares

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

At April 30, 2007, all investments – short term are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, which either mature or reset at par, and generally there are no unrealized or realized gains or losses to report. Cost is determined on the specific identification basis. Interest income is accrued as earned. All of the available-for-sale securities held at April 30, 2007 mature within one year.

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

9.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	April 30, 2007		July 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$15,889	$13,718	$15,889	$13,048

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Non-compete Agreements:
Amortization Expense	$216	$237	$670	$712
Non-compete agreements are amortized on a straight-line basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization Expense:

For the year ending July 2007	$887
For the year ending July 2008	$828
For the year ending July 2009	$492
For the year ending July 2010	$337
For the year ending July 2011	$239
There was no change in the carrying amount of goodwill and trademarks for the nine month period ended April 30, 2007.

As of April 30, 2007, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

10.	Warranty

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Beginning Balance	$59,061	$53,882	$59,795	$55,118
Provision	17,049	17,428	50,243	45,281
Payments	15,386	14,470	49,314	43,559

Ending Balance	$60,724	$56,840	$60,724	$56,840

11.	Commercial Commitments

Our principal commercial commitments at April 30, 2007 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee
Guarantee on dealer financing	$2,972	less than 1 year

Standby repurchase obligation on dealer financing	$956,975	less than 1 year

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $2,212 and $1,563 as of April 30, 2007 and July 31, 2006, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Cost of units repurchased	$2,313	$881	$10,402	$2,984
Realization on units resold	2,245	749	9,262	2,555

Losses due to repurchase	$68	$132	$1,140	$429

12.	Provision for Income Taxes
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
Restatement
As further described in the Explanatory Note on page 1 of this report, Note 2 to our condensed consolidated financial statements contained elsewhere in this report and our Annual Report on Form 10-K/A for the year ended July 31, 2006, we have restated our financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and the financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005. The restatement follows the Company’s evaluation, considering the results from the independent investigation of the Audit Committee of our Board of Directors, of accounting practices employed at our Dutchmen Manufacturing, Inc. operating subsidiary (“Dutchmen”) during these periods. The effect of the restatement reported in this Quarterly Report on Form 10-Q is a reduction to income before income taxes of $3,902, or $2,470 in net income, for the three months ended April 30, 2006 and a reduction to income before income taxes of $10,160, or $6,431 in net income, for the nine months ended April 30, 2006. The restated financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, are reported in our Annual Report on Form 10-K/A for the year ended July 31, 2006. The restated financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005 are reported in our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2006. The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement described in Note 2 to our condensed consolidated financial statements contained elsewhere in this report.
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

Three Months Ended April 30, 2007 vs.
     Three Months Ended April 30, 2006

	Three Months Ended	Three Months Ended	Change
	April 30, 2007	April 30, 2006	Amount	%
NET SALES:
Recreation Vehicles
Towables	$524,041	$615,043	$(91,002)	(14.8)
Motorized	159,642	161,593	(1,951)	(1.2)

Total Recreation Vehicles	683,683	776,636	(92,953)	(12.0)
Buses	105,960	80,979	24,981	30.8

Total	$789,643	$857,615	$(67,972)	(7.9)

# OF UNITS:
Recreation Vehicles
Towables	24,530	31,729	(7,199)	(22.7)
Motorized	2,153	2,190	(37)	(1.7)

Total Recreation Vehicles	26,683	33,919	(7,236)	(21.3)
Buses	1,737	1,438	299	20.8

Total	28,420	35,357	(6,937)	(19.6)

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$77,258	14.7	$101,841	16.6	$(24,583)	(24.1)
Motorized	16,395	10.3	15,830	9.8	565	3.6

Total Recreation Vehicles	93,653	13.7	117,671	15.2	(24,018)	(20.4)
Buses	9,327	8.8	6,438	8.0	2,889	44.9

Total	$102,980	13.0	$124,109	14.5	$(21,129)	(17.0)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$29,275	5.6	$33,914	5.5	$(4,639)	(13.7)
Motorized	9,175	5.7	8,074	5.0	1,101	13.7

Total Recreation Vehicles	38,450	5.6	41,988	5.4	(3,538)	(8.4)
Buses	3,655	3.4	4,092	5.1	(437)	(10.7)
Corporate	9,729	—	4,237	—	5,492	129.6

Total	$51,834	6.6	$50,317	5.9	$1,517	3.0

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$48,086	9.2	$67,986	11.1	$(19,900)	(29.3)
Motorized	7,220	4.5	7,756	4.8	(536)	(6.9)

Total Recreation Vehicles	55,306	8.1	75,742	9.8	(20,436)	(26.9)
Buses	5,447	5.1	2,034	2.5	3,413	167.8
Corporate	(6,794)	—	(1,536)	—	(5,258)	(342.4)

Total	$53,959	6.8	$76,240	8.9	$(22,281)	(29.2)

	As of	As of	Change
	April 30, 2007	April 30, 2006	Amount	%
ORDER BACKLOG
Recreation Vehicles
Towables	$266,448	$369,034	$(102,586)	(27.8)
Motorized	111,339	132,109	(20,770)	(15.7)

Total Recreation Vehicles	377,787	501,143	(123,356)	(24.6)
Buses	214,755	196,687	18,068	9.2

Total	$592,542	$697,830	$(105,288)	(15.1)

CONSOLIDATED
Net sales and gross profit for the three months ended April 30, 2007 were down 7.9% and 17.0%, respectively, compared to the three months ended April 30, 2006. We estimate that in the three months ended April 30, 2006 approximately $8,581, or 1.4%, of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Selling, general and administrative expenses for the three months ended April 30, 2007 increased 3% compared to the three months ended April 30, 2006. Income before income taxes for the three months ended April 30, 2007 was down 29.2% compared to the three months ended April 30, 2006. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses were $9,729 for the three months ended April 30, 2007 compared to $4,237 for the three months ended April 30, 2006. This $5,492 increase is primarily the result of costs associated with the investigation regarding certain accounting issues at our Dutchmen Manufacturing, Inc. operating subsidiary and the restatement of our financial statements as discussed above. Corporate interest income and other income was $2,858 for the three months ended April 30, 2007 compared to $2,677 for the three months ended April 30, 2006.
The overall effective tax rate for the three months ended April 30, 2007 was 34.1% compared to 36.2% for the three months ended April 30, 2006. The primary reason for this reduction was that we recorded a $2,000 tax benefit from the reversal of certain state tax reserves due to statute expiration during the three months ended April 30, 2007.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	7.9%	(22.7)%	(14.8)%
Motorized	.5%	(1.7)%	(1.2)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 14.8% resulted primarily from reduced unit sales. We estimate that in the three months ended April 30, 2006 approximately $8,581, or 1.4%, of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Excluding the effect of hurricane relief units, towables net sales for the three months ended April 30, 2007 decreased 13.6% compared to the prior year period. The overall industry unit decrease in towables for February and March of 2007 was 14.8% according to statistics published by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from product mix and no hurricane unit sales in fiscal 2007. Hurricane unit pricing in fiscal 2006 was substantially lower than the average price per unit of other towables.
Towables gross profit percentage decreased to 14.7% of net sales for the three months ended April 30, 2007 from 16.6% of net sales for the three months ended April 30, 2006. The primary factor for the decrease in gross profit was the 14.8% decrease in net sales. Towable discounts and allowances increased by $129 in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. Selling, general and administrative expenses were 5.6% of net sales for the three months ended April 30, 2007 and 5.5% of net sales for the three months ended April 30, 2006.

Towables income before income taxes decreased to 9.2% of net sales for the three months ended April 30, 2007 from 11.1% of net sales for the three months ended April 30, 2006. The primary factor for this decrease was the reduction in unit sales and corresponding margins.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 1.2% resulted primarily from a 1.7% decrease in unit shipments. The decrease in units sold of 1.7% compared to a flat market in motorhomes for February and March of 2007 according to statistics published by the Recreation Vehicle Industry Association. The increase in the average price per unit resulted from the product mix.
Motorized gross profit percentage increased to 10.3% of net sales for the three months ended April, 30 2007, from 9.8% of net sales for the three months ended April 30, 2006. The primary factor for the increase in gross profit percentage in 2007 was reduced discounts and allowances of $4,083 for the three months ended April 30, 2007 compared to the same period in 2006. Selling, general and administrative expenses were 5.7% of net sales for the three months ended April 30, 2007 and 5.0% of net sales for the three months ended April 30, 2006.
Motorized income before income taxes was 4.5% of net sales for the three months ended April 30, 2007 and 4.8% of net sales for the three months ended April 30, 2006.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	10.0%	20.8%	30.8%
The increase in buses net sales of 30.8% resulted from a combination of an increase in both average price per unit and unit shipments. The increase in the average price per unit resulted primarily from product mix.
Buses gross profit percentage was 8.8% of net sales for the three months ended April 30, 2007 and 8.0% for the three months ended April 30, 2006. The primary reason for the increase in buses gross profit percentage was the increase in buses net sales. Selling, general and administrative expenses were 3.4% of net sales for the three months ended April 30, 2007 and 5.1% for the three months ended April 30, 2006. The reduction in selling, general and administrative expenses as a percentage of net sales is primarily due to increased sales volume in the three months ended April 30, 2007.
Buses income before income taxes increased to 5.1% of net sales for the three months ended April 30, 2007 from 2.5% for the three months ended April 30, 2006 due to increased sales volume.
Nine Months Ended April 30, 2007 vs.
     Nine Months Ended April 30, 2006

	Nine Months Ended	Nine Months Ended	Change
	April 30, 2007	April 30, 2006	Amount	%
NET SALES:
Recreation Vehicles
Towables	$1,397,936	$1,606,140	$(208,204)	(13.0)
Motorized	412,259	424,528	(12,269)	(2.9)

Total Recreation Vehicles	1,810,195	2,030,668	(220,473)	(10.9)
Buses	291,213	230,317	60,896	26.4

Total	$2,101,408	$2,260,985	$(159,577)	(7.1)

	Nine Months Ended	Nine Months Ended	Change
	April 30, 2007	April 30, 2006	Amount	%
# OF UNITS:
Recreation Vehicles
Towables	65,456	83,289	(17,833)	(21.4)
Motorized	5,529	5,695	(166)	(2.9)

Total Recreation Vehicles	70,985	88,984	(17,999)	(20.0)
Buses	4,825	4,227	598	14.2

Total	75,810	93,211	(17,401)	(18.7)

		% of		% of
		Segment		Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$191,656	13.7	$263,105	16.4	(71,449)	(27.2)
Motorized	38,888	9.4	39,007	9.2	(119)	(.3)

Total Recreation Vehicles	230,544	12.7	302,112	14.9	(71,568)	(23.7)
Buses	22,773	7.8	17,344	7.5	5,429	31.3

Total	$253,317	12.1	$319,456	14.1	(66,139)	(20.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$81,659	5.8	$90,167	5.6	$(8,508)	(9.4)
Motorized	22,118	5.4	20,711	4.9	1,407	6.8

Total Recreation Vehicles	103,777	5.7	110,878	5.5	(7,101)	(6.4)
Buses	10,659	3.7	10,709	4.6	(50)	(.5)
Corporate	18,267	—	14,303	—	3,964	27.7

Total	$132,703	6.3	$135,890	6.0	$(3,187)	(2.3)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$110,290	7.9	$173,154	10.8	$(62,864)	(36.3)
Motorized	16,756	4.1	18,293	4.3	(1,537)	(8.4)

Total Recreation Vehicles	127,046	7.0	191,447	9.4	(64,401)	(33.6)
Buses	11,622	4.0	6,013	2.6	5,609	93.3
Corporate	(9,471)	—	(7,372)	—	(2,099)	(28.5)

Total	$129,197	6.1	$190,088	8.4	$(60,891)	(32.0)

CONSOLIDATED
Net sales and gross profit for the nine months ended April 30, 2007 were down 7.1% and 20.7%, respectively, compared to the nine months ended April 30, 2006. We estimate that for the nine months ended April 30, 2006 approximately $122,258, or 7.6%, of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Selling, general and administrative expenses decreased 2.3% compared to the nine months ended April 30, 2006. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses were $18,267 for the nine months ended April 30, 2007 compared to $14,303 for the nine months ended April 30, 2006. This $3,964 increase is primarily the result of costs associated with the investigation regarding certain accounting issues at our Dutchmen Manufacturing, Inc. operating subsidiary and the restatement of our financial statements, as discussed above, offset in part by reduced compensation and related bonuses and insurance costs. Corporate interest income and other income was $8,641 for the nine months ended April 30, 2007 compared to $6,914 for the nine months ended April 30, 2006.
The overall effective tax rate for the nine months ended April 30, 2007 was 34.7% compared to 36.9% nine months ended April 30, 2006. The primary reasons for this reduction were that we recorded a $1,900 tax benefit in the second quarter of fiscal 2007 related to the Company’s research and development credits and a $2,000 tax benefit in the third quarter of fiscal 2007 from the reversal of certain state tax reserves due to statute expiration.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	8.4%	(21.4)%	(13.0)%
Motorized	—%	(2.9)%	(2.9)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 13.0% resulted primarily from reduced unit sales, primarily hurricane relief units. We estimate that in the nine months ended April 30, 2006 approximately $122,258, or 7.6%, of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Excluding the effect of hurricane relief units, towables net sales for the nine months ended April 30, 2007 decreased 5.8% compared to the prior year period. The overall market unit decrease in towables for August 2006 through March 2007 was 18.1% according to statistics published by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from product mix and no hurricane unit sales in fiscal 2007. Hurricane unit pricing in fiscal 2006 was substantially lower than the average price per unit of other towables.
Towables gross profit percentage decreased to 13.7% of net sales for the nine months ended April 30, 2007, from 16.4% of net sales for the nine months ended April 30, 2006. The primary factor for the decrease in gross profit percentage was the 13.0% decrease in net sales and increased discounts and allowances due to a soft market. Towable discounts and allowances increased by approximately $14,602 in the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006. Selling, general and administrative expenses were 5.8% of net sales for the nine months ended April 30, 2007 and 5.6% of net sales for the nine months ended April 30, 2006.
Towables income before income taxes decreased to 7.9% of net sales for the nine months ended April 30, 2007 from 10.8% of net sales for the nine months ended April 30, 2006. The primary factors for this decrease were the reduction in unit sales and corresponding margins.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 2.9% resulted primarily from a 2.9% decrease in unit shipments. The decrease in units sold of 2.9% compares to the overall market unit decrease in motorhomes of 2.6% for August 2006 through March 2007 according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage increased to 9.4% of net sales in the nine months ended April 30, 2007 from 9.2% of net sales for the nine months ended April 30, 2006. Selling, general and administrative expenses were 5.4% of net sales for the nine months ended April 30, 2007 and 4.9% of net sales for the nine months ended April 30, 2006.
Motorized income before income taxes was 4.1% of net sales for the nine months ended April 30, 2007 and 4.3% of net sales for the nine months ended April 30, 2006.

BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	12.2%	14.2%	26.4%
The increase in buses net sales of 26.4% resulted from a combination of an increase in both average price per unit and unit shipments. The increase in the average price per unit resulted primarily from product mix.
Buses gross profit percentage increased to 7.8% of net sales for the nine months ended April 30, 2007 from 7.5% of net sales for the nine months ended April 30, 2006. The primary reason for the increase in buses gross profit percentage was the increase in buses net sales. Selling, general and administrative expenses were 3.7% of net sales for the nine months ended April 30, 2007 and 4.6% for the nine months ended April 30, 2006.
Buses income before income taxes increased to 4.0% of net sales for the nine months ended April 30, 2007 from 2.6% for the nine months ended April 30, 2006 due to increased sales volume.
Financial Condition and Liquidity
As of April 30, 2007, we had $252,572 in cash, cash equivalents and short-term investments, compared to $264,373 on July 31, 2006. Effective August 1, 2006, the Company began classifying all short-term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short term differences in price to one of preserving capital. This change should create less volatility and a more predictable return on our short term investments as income will be generated from interest income instead of appreciation or depreciation on our investments. This change will also have the effect of moving the purchases and proceeds from the sale of our investments out of the operating activities category and into the investing activities category on our cash flow statement, more clearly reflecting our true operating cash flow. It should have an insignificant effect on overall cash flow.
Working capital at April 30, 2007 was $380,906 compared to $360,751 at July 31, 2006. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2007. There were no borrowings on this line of credit during the nine months ended April 30, 2007. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. Capital expenditures of approximately $9,166 for the nine months ended April 30, 2007 were primarily for planned expansions and improvements of our recreation vehicle segments.
The Company anticipates additional capital expenditures in the fourth quarter of fiscal 2007 of approximately $3,000. These expenditures will be made primarily to expand our RV companies and to replace machinery and equipment to be used in the ordinary course of business.
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
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the Audit Committee’s investigation and the SEC’s requests for additional information, fuel prices, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K/A for the year ended July 31, 2006. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described above, a material weakness was identified in our internal control over financial reporting regarding segregation of duties as of July 31, 2006. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon management’s evaluation, conducted under Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2007 because the material weakness described above continued to persist as of such date.

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
Management evaluated whether there was a change in the Company’s internal control over financial reporting during the three months ended April 30, 2007 and through the date of this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on management’s evaluation, management believes that there was no such change during the three months ended April 30, 2007 and through the date of this report. However, the Company has taken or intends to take the following actions to remediate the material weakness described above:
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
February 2007	—	—	—	1,947,200
March 2007	—	—	—	1,947,200
April 2007	—	—	—	1,947,200

(1)	On June 26, 2006 our Board of Directors authorized the repurchase of an additional 2,000,000 shares extending over a 24-month period before expiring. At April 30, 2007, 1,947,200 shares of common stock remained authorized for repurchase under the repurchase program.
ITEM 5. Other Information
We issued a press release on May 2, 2007 announcing our preliminary sales for the quarter and nine months ended April 30, 2007. The press release is attached as Exhibit 99.1 and incorporated herein by reference. The information set forth under this Item 5 is intended to be furnished under this Item 5 and “Item 2.02, Results of Operations and Financial Condition” of Form 8-K. Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
ITEM 6. Exhibits

Exhibit	Description

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

99.1	Copy of press release issued by the Company on May 2, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: July 3, 2007	By:	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: July 3, 2007	By:	/s/ Walter L. Bennett
Walter L. Bennett
Executive Vice President, Secretary and Chief Financial Officer