Form 10-K
period 2007-07-31
THOR INDUSTRIES INC
filed 2007-10-01
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2007, Commission File Number 1-9235
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.) Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2007 was $1,528,332,097, based on the closing price of the registrant’s common shares on January 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 14, 2007 was 55,801,554. Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 4, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I
Unless otherwise indicated, all amounts presented in thousands except units, square feet, share and per share data.
ITEM 1. BUSINESS
General Development of Business
Our company was founded in 1980 and produces and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334 and our telephone number is (937) 596-6849. Our Internet address is www.thorindustries.com. We maintain current reports, available free of charge, on our web site.
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
The purchase price paid by us for the acquisition of the stock of CrossRoads was $28,030, which was payable in cash and was funded from our cash on hand. The fair value of assets acquired and liabilities assumed was $32,958 and $4,928 respectively. The purchase price allocation includes $1,176 of non-compete agreements, which will be amortized over two to seven years, $20,485 of goodwill and $794 for trademarks that are not currently subject to amortization.
On May 27, 2005, we completed our acquisition of the Goshen Coach Division of Veritrans Specialty Vehicles, Inc. pursuant to an asset purchase agreement dated May 26, 2005 for cash of $10,083. The fair value of assets acquired and liabilities assumed was $10,354 and $271 respectively.
Recreation Vehicles
We believe that we are the largest unit and revenue manufacturer of recreation vehicles in North America based on retail statistics published by Statistical Surveys, Inc. and publicly reported results.
Airstream
Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade name Airstream Classic. Airstream Classic vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream Safari, International, Bambi and Base Camp travel trailers. Airstream also sells the Interstate Class B motorhome.
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
CrossRoads
Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under the trade names Cross Terrain, Cruiser, Zinger and Sunset Trail.
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
Thor California
Our Thor California subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Tahoe, Summit, Wave and Jazz primarily in the western United States.
Damon Motor Coach
Damon Motor Coach manufactures and sells gasoline and diesel Class A motor homes under the names Daybreak, Challenger, Astoria, Tuscany and Outlaw.
Breckenridge
Breckenridge is the park model division of Damon Corporation. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.
Buses
We believe that our bus segment is the largest unit manufacturer of small and mid-size commercial buses in North America based on statistics published by the Mid-Size Bus Manufacturers Association.
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
The table below sets forth the contribution of each of the Company’s product lines to net sales in each of the last three fiscal years.

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Recreation Vehicles:
Towables	$1,890,100	66	$2,173,483	71	$1,742,108	68
Motorized	565,523	20	577,025	19	566,138	22

Total Recreation Vehicles	2,455,623	86	2,750,508	90	2,308,246	90
Buses	400,685	14	315,768	10	249,895	10

Total Net Sales	$2,856,308	100	$3,066,276	100	$2,558,141	100

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
Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Spartan, Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C motorhomes are built on a Ford, General Motors or Daimler

Chrysler small truck or van chassis which includes an engine, drive train components, and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for short periods of time.
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
Marketing and Distribution
We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2007, there were approximately 1,532 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor’s products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.
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
In our selection of individual dealers, we emphasize the dealer’s financial strength to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 10% of our consolidated net sales of recreation vehicles during fiscal 2007.
Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 10 days thereafter. We generally do not finance dealer purchases. Most dealers are financed on a “floorplan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request and after completion of a credit investigation of the dealer involved. Repurchase agreements provide that for up to 12 months after a unit is financed and in the event of default by the dealer we will repurchase the unit repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. In our experience, losses under repurchase agreements have not been significant and we believe that any future losses under these agreements would not have a material adverse effect on our company.
The losses incurred due to repurchase were approximately $1,017, $648 and $1,865 in fiscal 2007, 2006 and 2005, respectively.
Joint Ventures
In March 1996, our Company and Cruise America, Inc. formed a 50/50 ownership joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2007 we were contingently liable for repurchase obligations of CAT Joint Venture inventory in the amount of approximately $14,498.
Thor Credit Corporation, a 50/50 ownership joint venture with GE Consumer Finance and operated by GE Consumer Finance, provides retail credit to ultimate purchasers of any recreation vehicle purchased from a Thor dealer. This retail credit program is not limited to Thor products.
Backlog
As of July 31, 2007, the backlog for towable and motorized recreation vehicle orders was $276,136 and $84,718, respectively, compared to $229,823 and $103,214, respectively, at July 31, 2006. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is quite short.
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
Marketing and Distribution
We market our small and mid-size buses through a network of 65 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2007, one of our dealers accounted for 22% of the Company’s bus net sales and another accounted for 12%. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.
Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.
Backlog
As of July 31, 2007 the backlog for bus orders was $228,862 compared to $216,454 at July 31, 2006. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in fiscal 2008.
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
Competition
Recreation Vehicles
The recreation vehicle industry is characterized by relative ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality, and service. We believe that the quality, design, and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue. According to Statistical Surveys, for the 7 months ending July 31, 2007, our market share for travel trailers and fifth wheels was 31% and our market share for motorhomes was 14%.
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
Employee Relations
At July 31, 2007, we had approximately 8,462 employees in the United States and 227 employees in Canada. Of these 8,689 employees, 1,108 are salaried. Citair’s approximately 189 Canadian hourly employees are currently represented by certified labor organizations. Our Citair Hensall division labor contract was ratified on August 18, 2006 and will expire on August 18, 2009. Citair Oliver’s labor contract was ratified on October 17, 2003 and will expire on October 16, 2008. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.
Information About Foreign and Domestic Operations and Export Sales
Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 1.2% and 12.7% in fiscal 2007, 1.3% and 10.0% in fiscal 2006 and 1.5% and 9.8% in fiscal 2005, respectively, of our total net sales to unaffiliated customers.
Forward Looking Statements
This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the Audit Committee’s investigation and the SEC’s requests for additional information, the success of new product introductions, the pace of acquisitions and cost structure improvements, competition and general economic conditions and other risks and uncertainties discussed more fully in Item 1A. “Risk Factors” below. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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
Risks Relating to Our Investigation
The SEC is reviewing the facts and circumstances giving rise to the restatement of our previously issued financial statements and related matters.
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
External factors affecting our business.
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
Two dealers accounted for an aggregate of 34% of our bus sales for fiscal year 2007. The loss of either dealer could have a significant effect on our bus business.
A significant portion of our sales of small and mid-size buses are derived from state and local transportation authorities.
Approximately 60% of our bus sales for fiscal year 2007 were derived from contracts with state and local transportation authorities, in most cases with partial funding from federal agencies. There can be no assurance that these authorities will not reduce their expenditures for our buses in the future as a result of budgetary constraints or otherwise. A reduction in the purchase of our buses by these authorities could have an adverse effect on our business and results of operations.
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
We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including wrongful death, related to personal injury and warranties. We partially self-insure our product liability claims and also purchase product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.
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
In accordance with customary practice in the recreation vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products and after completion of a credit investigation of the dealer involved, we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, for up to 12 months after a recreation vehicle is financed and in the event of default by the dealer, we will repurchase the recreation vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreation vehicles in the future, this would increase our costs.
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
Risks Relating To Our Company
Provisions in our charter documents and of Delaware law may make it difficult for a third party to acquire our company and could depress the price of our common stock.
Our Restated Certificate of Incorporation contains certain supermajority voting provisions that could delay, defer or prevent a change in control of our company. These provisions could also make it more difficult for you and other shareholders to elect directors, amend our Restated Certificate of Incorporation and take other corporate actions.
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
Wade F. B. Thompson, our President and Chief Executive Officer and Chairman of our Board of Directors, owns directly or indirectly voting control over an aggregate of 16,420,470 shares of our common stock, representing 29.4% of our issued and outstanding voting stock as of September 14, 2007. As a result, Mr. Thompson will be able to significantly influence most matters requiring approval by our shareholders, including the election of board members and the approval of mergers or other business combination transactions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease approximately 6,133,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities, together with facilities planned for fiscal 2008, are adequate for our current and foreseeable purposes and that we would be able to obtain replacement for our leased premises at acceptable costs should our leases not be renewed.
The following table describes the location, number and size of our facilities as of July 31, 2007.

			Approximate
			Building
		No. of	Area
Locations	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Hensall, Ontario, Canada (Citair)	Owned	1	97,000
Oliver, B.C., Canada (Citair)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	1	90,000
Burley, ID (Dutchmen)	Owned	5	162,000
Goshen, IN (Dutchmen)	Owned	12	513,000
Bristol, IN (Dutchmen)	Owned	1	54,000
Bristol, IN (Aero-Dutchmen) (2)	Leased	1	40,000
Goshen, IN (Aero-Dutchmen) (2)	Leased	1	23,000
Syracuse, IN (Aero-Dutchmen)	Owned	3	133,000
Syracuse, IN (Aero-Dutchmen) (1)	Leased	1	49,000
Elkhart, IN (Four Winds)	Owned	9	707,000
Elkhart, IN (Four Winds) (3)	Leased	2	67,000
Elkhart, IN (Damon)	Owned	7	239,000
Elkhart, IN (Damon) (4)	Leased	3	41,000
Nappanee, IN (Breckenridge)	Owned	2	144,000
Topeka, IN (CrossRoads)	Owned	5	250,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (Thor California) (5)	Leased	3	166,000
Moreno Valley, CA (Thor California) (6)	Leased	1	49,000
Moreno Valley, CA (Thor California)	Owned	1	63,000
Goshen, IN (Keystone) (7)	Leased	6	396,000
Goshen, IN (Keystone)	Owned	14	1,206,000
Howe, IN (Keystone) (9)	Leased	1	168,000
Pendleton, OR (Keystone)	Owned	1	146,000
Pendleton, OR (Keystone) (8)	Leased	1	63,000
Buses:
Salina, KS (ElDorado Kansas)	Owned	2	252,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus)	Owned	5	201,000
Elkhart, IN (Goshen Coach)	Owned	3	126,000

Total		104	6,133,000

(1)	This location is occupied under a net lease which expires in 2010 with option to purchase.

(2)	This location is occupied under a net lease which expires in 2008.

(3)	These locations are occupied under net leases expiring at various times starting in 2008.

(4)	These locations are occupied under net leases expiring at various times starting in 2006 thru 2013.

(5)	This location is occupied under a net lease which expires in 2008.

(6)	This location is occupied under a net lease which expires October 2010.

(7)	These locations are occupied under net leases, expiring at various periods starting in 2007 thru 2012. Leases have extensions and or options to purchase.

(8)	This location is occupied under a net lease expiring in November 2011 with an option to renew for 7 years.

(9)	This location is occupied under a net lease expiring in 2010.
ITEM 3. LEGAL PROCEEDINGS
The SEC is reviewing the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We intend to cooperate fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters submitted.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
The Company’s Common Stock is traded on the New York Stock Exchange. Set forth below is the range of high and low prices for the common stock for each quarter during the Company’s two most recent fiscal years, as quoted in the New York Stock Exchange Monthly Market Statistics and Trading Reports.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$48.32	$39.16	$36.39	$30.63
Second Quarter	48.02	41.11	43.46	31.66
Third Quarter	48.32	38.50	56.93	41.65
Fourth Quarter	46.82	39.65	53.28	42.00
(b) Holders
As of September 14, 2007, the number of holders of record of the Company’s common stock was 149.
(c) Dividends
In fiscal 2007, we paid dividends as follows: We paid a special $1 per share dividend as well as a $.07 per share dividend in the first quarter of fiscal 2007. In each of the second, third and fourth quarters of fiscal 2007 we paid a $.07 per share dividend. We paid a special $.25 per share dividend as well as a $.05 dividend in our first quarter of fiscal 2006. For the second quarter of fiscal 2006 we paid a $.05 per share dividend. In the third and fourth quarters of fiscal 2006, we paid a $.07 per share dividend in each quarter. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the Board of Directors may deem relevant. There are no limitations to the Company’s ability to pay dividends pursuant to any credit facility. In August 2007, we declared a special $2 per share dividend to be paid on October 8, 2007 to stockholders of record on September 27, 2007.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended July 31,
	2007	2006	2005	2004	2003
Income statement data:
Net sales (2) (3)	$2,856,308	$3,066,276	$2,558,141	$2,187,739	$1,571,404
Net income (2) (3)	134,731	163,405	119,143	104,513	78,631
Earnings per common share (1) (2) (3)
Basic	2.42	2.89	2.10	1.83	1.38
Diluted	2.41	2.87	2.09	1.81	1.37
Dividends declared per common share (1)	1.28	.19	.42	.09	.025
Dividends paid per common share (1)	1.28	.49	.12	.09	.025
Balance sheet data:
Total assets (2) (3)	$1,059,297	$1,004,725	$853,893	$762,163	$608,941

(1)	Per share amounts were adjusted for the two-for-one stock split in January 2004.

(2)	Selected financial data for 2007, 2006, 2005 and 2004 include the results of Damon Corporation, which was acquired on September 2, 2003.

(3)	Selected financial data for 2007, 2006 and 2005 includes the results of CrossRoads RV, which was acquired on November 1, 2004, and Goshen Coach, Inc. which was acquired on May 27, 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables), is approximately 31%. In the motorized segment of the industry we have a market share of approximately 14%. Our market share in small and mid-size buses is approximately 38%. We also manufacture and sell 40-foot buses at our facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize and expand our plant facilities and expended $13,105 for that purpose in fiscal 2007.
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
The Company decided to restate its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and the financial statements as of and for the three months ended October 31, 2006, following the Company’s evaluation, considering the results from the Audit Committee’s investigation, of accounting practices employed at Dutchmen during these periods. The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement .
We have incurred expenses of $6,858 in fiscal 2007 as a direct result of the Audit Committee’s investigation and the Company’s review of the accounting practices at Dutchmen and certain of our other operating subsidiaries. These costs primarily relate to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to the preparation, review and audit of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters.
Trends and Business Outlook
The most important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were up approximately 2.9% for the seven months ended July 31, 2007 compared with the same period last year. The motorized segment was down approximately 3.6%. Higher interest rates and fuel prices appear to affect the motorized segment more severely.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators.. According to Mid Size Bus Manufacturers Association unit sales of small and mid-sized buses are up 22% for the six months ended June 30, 2007 compared with the same period last year.

Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.

FISCAL 2007 VS. FISCAL 2006

			Change
	Fiscal 2007	Fiscal 2006	Amount	%

NET SALES
Recreation Vehicles
Towables	$1,890,100	$2,173,483	$(283,383)	(13.0)
Motorized	565,523	577,025	(11,502)	(2.0)

Total Recreation Vehicles	2,455,623	2,750,508	(294,885)	(10.7)
Buses	400,685	315,768	84,917	26.9

Total	$2,856,308	$3,066,276	$(209,968)	(6.8)

# OF UNITS
Recreation Vehicles
Towables	87,506	112,103	(24,597)	(21.9)
Motorized	7,634	7,860	(226)	(2.9)

Total Recreation Vehicles	95,140	119,963	(24,823)	(20.7)
Buses	6,497	5,725	772	13.5

Total	101,637	125,688	(24,051)	(19.1)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$273,445	14.5	$350,954	16.1	$(77,509)	(22.1)
Motorized	55,334	9.8	55,622	9.6	(288)	(0.5)

Total Recreation Vehicles	328,779	13.4	406,576	14.8	(77,797)	(19.1)
Buses	34,516	8.6	24,882	7.9	9,634	38.7

Total	$363,295	12.7	$431,458	14.1	$(68,163)	(15.8)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$107,804	5.7	$121,778	5.6	$(13,974)	(11.5)
Motorized	30,068	5.3	28,147	4.9	1,921	6.8

Total Recreation Vehicles	137,872	5.6	149,925	5.5	(12,053)	(8.0)
Buses	14,809	3.7	14,577	4.6	232	1.6
Corporate	25,016	—	19,424	—	5,592	28.8

Total	$177,697	6.2	$183,926	6.0	$(6,229)	(3.4)

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$165,259	8.7	$228,592	10.5	$(63,333)	(27.7)
Motorized	25,140	4.4	27,404	4.7	(2,264)	(8.3)

Total Recreation Vehicles	190,399	7.8	255,996	9.3	(65,597)	(25.6)
Buses	18,997	4.7	9,356	3.0	9,641	103.0
Corporate	(12,536)	—	(9,241)	—	(3,295)	(35.7)

Total	$196,860	6.9	$256,111	8.4	($59,251)	(23.1)

ORDER BACKLOG

	As of	As of	Change
	July 31, 2007	July 31, 2006	Amount	%
Recreation Vehicles
Towables	$276,136	$229,823	$46,313	20.2
Motorized	84,718	103,214	(18,496)	(17.9)

Total Recreation Vehicles	360,854	333,037	27,817	8.4
Buses	228,862	216,454	12,408	5.7

Total	$589,716	$549,491	$40,225	7.3

CONSOLIDATED
Net sales and gross profit for fiscal 2007 were down 6.8% and 15.8%, respectively, compared to fiscal 2006. We estimate that in fiscal year 2006 approximately $122,258 or 5.6% of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Selling, general and administrative expenses for fiscal 2007 decreased 3.4% compared to fiscal 2006. Income before income taxes for fiscal 2007 was down 23.1% compared to fiscal 2006. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $25,016 for fiscal 2007 compared to $19,424 for fiscal 2006. This increase of $5,592 is primarily the result of costs associated with the investigation regarding certain accounting issues at our Dutchmen Manufacturing operating subsidiary and the restatement of our financial statements. Corporate interest income and other income was $12,499 for fiscal 2007 compared to $10,194 for fiscal 2006.
The overall annual effective tax rate for fiscal 2007 was 31.6% compared to 36.2% for fiscal 2006. The primary reason for this reduction was that in fiscal 2007 the Company recorded an income tax benefit of approximately $9,300 resulting from the settlement of an Internal Revenue Service examination and a tax dispute with the State of Indiana. Of the $9,300, $7,800 was recorded in the fourth quarter of fiscal 2007.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	9.0%	(22.0)%	(13.0)%
Motorized	.9%	(2.9)%	(2.0)%
TOWABLE RECREATION VEHICLES
The decrease in towable net sales of 13% resulted primarily from a 21.9% decrease in unit shipments. We estimate that in fiscal year 2006 approximately $122,258, or 5.6%, of towable net sales were related to hurricane relief units sold through our dealer network. There have been no sales of hurricane relief units in fiscal 2007. Excluding the effect of hurricane relief units, towables net sales for fiscal year 2007 decreased 7.9% compared to fiscal year 2006. The overall industry decrease in towables shipments for August 2006 through July 2007 was 16% according to statistics provided by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from product mix and no hurricane unit sales in fiscal 2007. Hurricane unit pricing in fiscal 2006 was substantially lower than the average price per unit of other towables.
Towables gross profit percentage decreased to 14.5% of net sales for fiscal 2007 from 16.1% of net sales for fiscal 2006. The primary factor for this decrease in gross profit percentage was the decrease in net sales which included a $15,887 increase in discounts and allowances on lower volumes. Selling, general and administrative expenses were 5.7% of net sales for fiscal 2007 compared to 5.6% of net sales for fiscal 2006.
Towables income before income taxes decreased to 8.7% of net sales for fiscal 2007 from 10.5% of net sales for fiscal 2006. The primary factor for this decrease was the reduction in unit sales and corresponding margins.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 2.0% resulted primarily from a 2.9% decrease in unit shipments. The decrease in units sold of approximately 2.9% compared to an overall market decrease in motorhome shipments of 1.1% for the period August 2006 through July 2007 according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage was 9.8% of net sales for fiscal 2007 and 9.6% of net sales for fiscal 2006. Selling, general and administrative expense were 5.3% of net sales for fiscal 2007 compared to 4.9% of net sales for fiscal 2006.
Motorized income before income taxes was 4.4% of net sales for fiscal 2007 and 4.7% of net sales for fiscal 2006.

BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	13.4%	13.5%	26.9%
The increase in buses net sales of 26.9% resulted from a combination of an increase in both average price per unit and unit shipments. The overall industry increase in small and mid-sized bus unit sales for the six months ended June 30, 2007 compared to the same period in 2006 was 22%, according to the Mid-Size Bus Manufacturers Association. The increase in the average price per unit resulted primarily from product mix.
Buses gross profit percentage increased to 8.6% of net sales for fiscal 2007 from 7.9% of net sales for fiscal 2006. The primary reason for the increase in buses gross profit percentage was the increase in buses net sales. Selling, general and administrative expenses were 3.7% of net sales for fiscal 2007 and 4.6% for fiscal 2006.
Buses income before income taxes increased to 4.7% of net sales for 2007 from 3.0% of net sales for fiscal 2006 due to increased sales volume.

FISCAL 2006 VS. FISCAL 2005

			Change
	Fiscal 2006	Fiscal 2005	Amount	%
NET SALES
Recreation Vehicles
Towables	$2,173,483	$1,742,108	$431,375	24.8
Motorized	577,025	566,138	10,887	1.9

Total Recreation Vehicles	2,750,508	2,308,246	442,262	19.2
Buses	315,768	249,895	65,873	26.4

Total	$3,066,276	$2,558,141	$508,135	19.9

# OF UNITS
Recreation Vehicles
Towables	112,103	88,471	23,632	26.7
Motorized	7,860	8,158	(298)	(3.7)

Total Recreation Vehicles	119,963	96,629	23,334	24.1
Buses	5,725	4,372	1,353	30.9

Total	125,688	101,001	24,687	24.4

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$350,954	16.1	$261,272	15.0	$89,682	34.3
Motorized	55,622	9.6	52,993	9.4	2,629	5.0

Total Recreation Vehicles	406,576	14.8	314,265	13.6	92,311	29.4
Buses	24,882	7.9	21,270	8.5	3,612	17.0

Total	$431,458	14.1	$335,535	13.1	$95,923	28.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$121,778	5.6	$98,235	5.6	$23,543	24.0
Motorized	28,147	4.9	28,314	5.0	(167)	(0.6)

Total Recreation Vehicles	149,925	5.5	126,549	5.5	23,376	18.5
Buses	14,577	4.6	13,463	5.4	1,114	8.3
Corporate	19,424	—	12,487	—	6,937	55.6

Total	$183,926	6.0	$152,499	6.0	$31,427	20.6

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$228,592	10.5	$164,343	9.4	$64,249	39.1
Motorized	27,404	4.7	24,607	4.3	2,797	11.4

Total Recreation Vehicles	255,996	9.3	188,950	8.2	67,046	35.5
Buses	9,356	3.0	7,492	3.0	1,864	24.9
Corporate	(9,241)	—	(7,063)	—	(2,178)	(30.8)

Total	$256,111	8.4	$189,379	7.4	$66,732	35.2

ORDER BACKLOG

	As of	As of	Change
	July 31, 2006	July 31, 2005	Amount	%
Recreation Vehicles
Towables	$229,823	$202,177	$27,646	13.7
Motorized	103,214	133,924	(30,710)	(22.9)

Total Recreation Vehicles	333,037	336,101	(3,064)	(.9)
Buses	216,454	130,566	85,888	65.8

Total	$549,491	$466,667	$82,824	17.7

CONSOLIDATED
Net sales and gross profit for fiscal 2006 were up 19.9% and 28.6% respectively compared to fiscal 2005. Income before income taxes for fiscal 2006 was up 35.2% compared to fiscal 2005. Selling, general and administrative expenses for fiscal 2006 increased 20.6% compared to fiscal 2005. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
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
TOWABLE RECREATION VEHICLES
The increase in towable net sales of 24.8% resulted primarily from an increase in unit shipments. The overall industry increase in towables for August 2005 through July 2006 was 20.4% according to statistics provided by the Recreation Vehicle Industry Association. Decreases in the average price per unit resulted from product mix. We estimate that $122,258 or 5.6% of towable net sales were related to hurricane relief units which were sold through our dealer network. We have no comparable industry statistics for the total hurricane relief units sold.
Towables gross profit percentage increased to 16.1% of net sales for fiscal 2006 from 15.0% of net sales for fiscal 2005. The primary factors for the 34.3% increase in gross profit were the 24.8% increase in net sales, improved manufacturing cost and reduced warranty cost as a percentage of net sales. Selling, general and administrative expenses were 5.6% of net sales for fiscal 2006 and fiscal 2005.
Towables income before income taxes increased to 10.5% of net sales for fiscal 2006 from 9.4% of net sales for fiscal 2005. The primary factors for this increase were our 24.8% revenue increase and reduced manufacturing and warranty costs as a percentage of net sales.
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
Financial Condition and Liquidity
As of July 31, 2007, we had $346,464 in cash, cash equivalents and short-term investments, compared to $264,373 on July 31, 2006. Effective August 1, 2006, the Company began classifying all short term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short term differences in price to one of preserving capital.
At July 31, 2007, all investments—short term are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, which either mature or reset at par, and generally there are no unrealized or realized gains or losses to report. Cost is determined on the specific identification basis. Interest income is accrued as earned. All of the available-for-sale securities held at July 31, 2007 mature within one year.
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
Working capital at July 31, 2007 was $428,329 compared to $360,751 at July 31, 2006. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2007. There were no borrowings on this line of credit during the year ended July 31, 2007. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $13,105 for fiscal year ended July 31, 2007 were primarily for planned expansions and improvements of $11,738 at our recreation vehicle facilities and $1,226 for our bus operations. We paid a special $1.00 dividend in fiscal 2007 totaling $55,716. We also bought back 40,400 shares of Thor common stock in fiscal 2007 at a total cost of $1,630. On August 6, 2007 the Company’s Board of Directors approved a special dividend of $2 per share. This dividend of approximately $111,669 will be paid on October 8, 2007 to stockholders of record on September 27, 2007.
The Company anticipates capital expenditures in fiscal 2008 of approximately $13,000. These expenditures will be made primarily for planned capacity expansions and for replacement of machinery and equipment to be used in the ordinary course of business and expansions primarily in our recreation vehicle segment.
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
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator using various state statutes and reserve requirements and historical claims experience. Group medical reserves are funded through a trust and are estimated using historical claims experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.
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
Income Taxes
The Company accounts for income taxes under the provision of SFAS No. 109 “Accounting for Income Taxes”. The objectives of accounting for incomes taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequence of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
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

Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. The Company recognizes revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made by dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floorplan lenders. On average, the Company receives payments from floor-plan lenders on products sold to dealers within 15 days of the invoice date.
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
Principal Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments at July 31, 2007 are summarized in the following charts. We have no other off balance sheet commitments.

Contractual	Payments Due By Period
Obligations	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	After 5 Years
Operating leases	$9,410	$3,529	$4,023	$1,654	$204

Total contractual cash obligations	$9,410	$3,529	$4,023	$1,654	$204

Other	Total	Amount of Commitment Expiration Per Period
Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$2,021	$2,021	$—	$—	$—
Standby repurchase obligations	$844,673	$844,673	$—	$—	$—

Total commercial commitments	$846,694	$846,654	$—	$—	$—

Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted FIN 48 effective August 1, 2007. We estimate that the adoption of FIN 48 will result in a net decrease to beginning retained earnings of less than $20,000 primarily related to the accrual of the estimated tax liabilities related to the uncertain tax positions, plus estimated interest and penalties.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for Thor’s fiscal year beginning August 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for Thor’s fiscal year beginning August 1, 2008. We are currently assessing the potential impact that the adoption of SFAS 157 will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s cash flows and earnings are exposed to market risk from changes in foreign currency related to its operations in Canada. However, because of the size of the Company’s Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a material impact on the Company’s financial position or results of operations.
The Company’s cash flows and earnings are also exposed to market risks related to interest rates because of the significant amount of cash that is invested in investments, including corporate debt securities. The vast majority of our investments are invested in institutional money market funds or securities whose interest rate is re-set every 7-14 days, minimizing the risk of interest rate fluctuations on their fair value. The Company has established an investment policy which governs its investment strategy and stipulates that it diversify investments among United States Treasury securities and other high credit quality debt instruments that it believes to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk. A hypothetical 10% change in interest rates would not have a material impact on the Company’s financial position or results of operations.
The Company has no debt and currently does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED) — SEE ITEM 15
Quarterly Financial Data

	October 31	January 31	April 30	July 31
Fiscal 2007
Net Sales	$727,716	$584,049	$789,643	$754,900
Gross profit	89,168	61,169	102,980	109,978
Net income	30,597	18,252	35,569	50,313
Earnings per common share
Basic	.55	.33	.64	.90
Diluted	.55	.33	.64	.90
Dividends declared per common share	1.07	.07	.07	.07
Dividends paid per common share	1.07	.07	.07	.07
Market prices per common share
High	$48.32	$48.02	$48.32	$46.82
Low	$39.16	$41.11	$38.50	$39.65

	October 31	January 31	April 30	July 31
Fiscal 2006
Net Sales	$761,323	$642,047	$857,615	$805,291
Gross profit	108,495	86,852	124,109	112,002
Net income	41,373	29,905	48,669	43,458
Earnings per common share
Basic	.73	.53	.86	.77
Diluted	.73	.52	.85	.77
Dividends declared per common share	—	.05	.07	.07
Dividends paid per common share	.30	.05	.07	.07
Market prices per common share
High	$36.39	$43.46	$56.93	$53.28
Low	$30.63	$31.66	$41.65	$42.00
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Part A — Disclosure Controls and Procedures.
Thor Industries, Inc. (the “Company”) maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Part B — Management’s Annual Report on Internal Control Over Financial Reporting
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
The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2007, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company believes that as of July 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of July 31, 2007 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K. As stated in their attestation report on management’s assessment of the Company’s internal control over financial reporting, Deloitte has expressed an unqualified opinion on management’s assessment.

Part C — Remediation of Material Weakness
As a result of the findings of the independent investigation of the Audit Committee of the Board of Directors into our Dutchmen Manufacturing, Inc. operating subsidiary and the restatement of the Company’s financial statements, management identified a material weakness in the Company’s internal control over financial reporting as of July 31, 2006.
During fiscal year 2007, the Company took the following actions to remediate the material weakness.
•	The Company terminated the employment of the former Dutchmen Vice President of Finance and hired a new Vice President of Finance at Dutchmen;

•	The Company eliminated the excessive accounting and information system access rights found to be available to the former Dutchmen Vice President of Finance;

•	Since discovery of the activities of the former Dutchmen Vice President of Finance, the Company has assigned a member of its internal audit department to Dutchmen to assist in implementing full segregation of duties in Dutchmen’s accounting function;

•	The Company has modified the duties of accounting personnel to improve segregation of duties and modified certain information access rights at certain of its other operating subsidiaries;

•	The Company provided additional training on fraud risk and awareness and assisted management and other key personnel to understand the lessons learned through the Dutchmen review;

•	To improve the Company’s oversight of internal controls at its subsidiaries, the Company’s Board of Directors hired a professional services firm to lead and coordinate ongoing compliance efforts under Sarbanes-Oxley section 404 and partner with the internal audit function of the Company;

•	The Company has conducted more frequent and in-depth periodic, unannounced internal audits of controls at the subsidiary level;

•	The Company enhanced its corporate level monitoring of the operating subsidiaries’ accounts receivable, accounts payable and cash reconciliations, including verification that financial information submitted by the operating subsidiaries agrees with the financial information recorded in the operating subsidiaries’ information systems; and

•	The Company modified its reporting relationships so that heads of subsidiary accounting departments report directly to the Chief Financial Officer of the Company as opposed to subsidiary level presidents.
Part D — Changes in Internal Control Over Financial Reporting
Other than the foregoing initiatives, during the fourth quarter of fiscal year 2007 and through the date of this report, there have been no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part E — Attestation Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Thor Industries, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting that Thor Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2007 and our report dated September 28, 2007 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 28, 2007.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
The other information in response to this Item is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS, BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Company’s definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions Executive Compensation and Director Compensation; in the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2007, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of July 31, 2007 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2006 Equity Incentive Plan and the Thor Industries, Inc. 1999 Stock Option Plan.

Number of securities
	Number of securities			remaining available for
	to be issued		Weighted-average	future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options	(excluding securities
	warrants and rights		warrants and rights	reflected in column(a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	409,420	(1)	$21.92	1,100,000	(2)
Equity compensation plans not approved by security holders (1)	—		—	—

Total	409,420		$21.92	1,100,000

(1)	Represents shares underlying stock options granted pursuant to the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”). This plan was frozen in 2006 upon the adoption of the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). As a result, no further grants may be made under the 1999 Plan.

(2)	Represents shares authorized for issuance pursuant to the 2006 Plan.
The other information required in response to this Item is contained under the caption OWNERSHIP OF COMMON STOCK in the Company’s definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT and BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS in the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item is contained under the caption Independent Auditor fees in the Company’s definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
(b) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004)
3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)
4.1	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)
10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)
10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)
10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000)
10.4	Thor Industries, Inc. 2006 Equity Incentive Plan*
10.5	Thor Industries, Inc. Non-Qualified Deferred Compensation Plan*
10.6	Amendment to Thor Industries, Inc. Deferred Compensation Plan*
14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)
21.1	Subsidiaries of the Company*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes—Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes — Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.
(Signed)	/S/ Wade F.B. Thompson
Wade F. B. Thompson
Chairman, President, and Chief Executive Officer

Date: September 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Peter B. Orthwein	(Signed)	/S/ Walter L. Bennett

	Peter B. Orthwein Vice Chairman, Treasurer and Director		Walter L. Bennett Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Date: September 28, 2007		Date: September 28, 2007

(Signed)	/S/ Wade F.B. Thompson	(Signed)	/S/ Alan Siegel

	Wade F. B. Thompson Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)		Alan Siegel Director

Date: September 28, 2007		Date: September 28, 2007

(Signed)	/S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

	William C. Tomson Director		Neil D. Chrisman Director

Date: September 28, 2007		Date: September 28, 2007

(Signed)	/S/ H. Coleman Davis	(Signed)	/S/ Jan H. Suwinski

	H. Coleman Davis Director		Jan H. Suwinski Director

Date: September 28, 2007		Date: September 28, 2007

(Signed)	/S/ Geoffrey A. Thompson

Geoffrey A. Thompson Director

Date: September 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Thor Industries, Inc.
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 28, 2007

Consolidated Balance Sheets, July 31, 2007 and 2006
(amounts in thousands except share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$171,889	$196,136
Investments-short term (Note A)	174,575	68,237
Accounts receivable:
Trade, less allowance for doubtful accounts— $122 in 2007 and $105 in 2006 (Note A)	171,596	188,104
Other	5,799	5,639
Inventories (Note D)	168,980	183,169
Deferred income taxes and other (Note F)	12,689	11,431

Total current assets	705,528	652,716

Property, plant and equipment:
Land	21,795	21,323
Buildings and improvements	134,352	131,649
Machinery and equipment	64,572	55,656

Total cost	220,719	208,628
Less accumulated depreciation	63,477	51,163

Net property, plant and equipment	157,242	157,465

Investments — Joint ventures (Note K)	2,671	2,737

Other assets:
Goodwill (Note C)	165,663	165,663
Noncompete agreements — Net (Note C)	1,906	2,841
Trademarks (Note C)	13,900	13,900
Other	12,387	9,403

Total other assets	193,856	191,807

Total	$1,059,297	$1,004,725

See notes to consolidated financial statements.

	2007	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$123,433	$145,609
Accrued liabilities:
Compensation and related items	39,242	37,161
Product warranties (Note M)	64,310	59,795
Taxes	17,991	18,709
Promotions and rebates	11,697	12,953
Product/property liability and related liabilities	11,691	10,423
Other	8,835	7,315

Total current liabilities	277,199	291,965

Deferred income taxes and other liabilities (Note F)	15,767	12,911

Contingent liabilities and commitments (Note I)	—	—
Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,222,404 shares at July 31, 2007 and 57,100,286 shares at July 31, 2006	5,722	5,710
Additional paid-in capital	90,247	86,538
Retained earnings	727,729	664,322
Accumulated other comprehensive income	2,756	1,772

Less treasury shares of 1,441,600 in 2007 and 1,401,200 in 2006, at cost	60,123	58,493

Total stockholders’ equity	766,331	699,849

Total	$1,059,297	$1,004,725

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2007, 2006 and 2005
(amounts in thousands except per share data)

	2007	2006	2005
Net sales	$2,856,308	$3,066,276	$2,558,141
Cost of products sold	2,493,013	2,634,818	2,222,606

Gross profit	363,295	431,458	335,535
Selling, general and administrative expenses	177,697	183,926	152,499
Amortization of intangibles	935	949	967
Interest income	11,376	9,020	3,155
Interest expense	(774)	(1,248)	(580)
Other income	1,595	1,756	4,735

Income before income taxes	196,860	256,111	189,379
Income taxes (Note F)	62,129	92,706	70,236

Net income	$134,731	$163,405	$119,143

Earnings per common share (Note A)
Basic	$2.42	$2.89	$2.10
Diluted	$2.41	$2.87	$2.09
See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2007, 2006 and 2005
(amounts in thousands except share and per share data)

					Additional	Restricted	Accumulated Other		Compre-
	Treasury Stock		Common Stock		Paid-In	Stock	Comprehensive	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Plan	Income (Loss)	Earnings	Income
July 31, 2004	—	$—	57,146,160	$5,715	$81,019	$(1,128)	$64	$424,362
Net income	—	—	—	—	—	—	—	119,143	$119,143
Shares purchased	579,200	(15,521)	—	—	—	—	—	—	—
Shares retired	(323,200)	8,490	(323,200)	(32)	(458)	—	—	(8,000)	—
Stock option activity	—	—	110,636	10	2,094	—	—	—	—
Restricted stock activity	—	—	(113)	—	(3)	3	—	—	—
Cash dividends — $.42 per common share	—	—	—	—	—	—	—	(23,824)	—
Foreign currency translation adjustment	—	—	—	—	—	—	879	—	879
Compensation expense	—	—	—	—	—	378	—	—	—

July 31, 2005	256,000	(7,031)	56,933,483	5,693	82,652	(747)	943	511,681	$120,022

Net income	—	—	—	—	—	—	—	163,405	$163,405
Shares purchased	1,145,200	(51,462)	—	—	—	—	—	—	—
Stock option activity	—	—	171,003	17	3,331	—	—	—	—
Restricted stock activity	—	—	(4,200)	—	191	42	—	—	—
Cash dividends — $.19 per common share	—	—	—	—	—	—	—	(10,764)	—
Adoption of SFAS123R	—	—	—	—	(494)	494	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	829	—	829
Compensation expense	—	—	—	—	858	211	—	—	—

July 31, 2006	1,401,200	(58,493)	57,100,286	5,710	86,538	—	1,772	664,322	$164,234

Net income								134,731	134,731
Shares purchased	40,400	(1,630)	—	—	—	—	—	—	—
Stock option activity	—	—	123,618	12	2,623	—	—	—	—
Restricted stock activity	—	—	(1,500)	—	476	—	—	—	—
Cash dividends — $1.28 per common share	—	—	—	—	—	—	—	(71,324)	—
Foreign currency translation adjustment	—	—	—	—	—	—	984	—	984
Compensation expense	—	—	—	—	610	—	—	—	—

July 31, 2007	1,441,600	$(60,123)	57,222,404	$5,722	$90,247	—	$2,756	$727,729	$135,715

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2007, 2006 and 2005
(amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$134,731	$163,405	$119,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,970	13,097	9,808
Amortization of intangibles	935	949	967
Deferred income taxes	(1,324)	(4,094)	6,831
(Gain) loss on disposition of property, plant and equipment	82	5	(2,164)
Loss on sale of trading investments	104	439	1,369
Unrealized (gain) loss on trading investments	—	10	(233)
Stock based compensation	610	1,069	—
Changes in assets and liabilities, net of effects from acquisitions and divestments:
Purchase of trading investments	—	(255,491)	(221,223)
Proceeds from sale of trading investments	68,133	232,024	237,914
Accounts receivable	16,348	(50,108)	(3,467)
Inventories	14,189	(22,684)	(4,982)
Deferred taxes and other	(3,213)	(2,120)	(1,145)
Accounts payable	(21,537)	23,888	(10,176)
Accrued liabilities	7,410	35,212	(3,232)
Other	3,315	1,658	441

Net cash provided by operating activities	232,753	137,259	129,851

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,654)	(30,166)	(46,178)
Proceeds from disposition of property plant and equipment	232	263	3,054
Purchase of available for sale investments	(295,765)	—	—
Proceeds from sale of available for sale investments	121,046	—	—
Acquisitions — net of cash acquired	—	—	(38,113)

Net cash (used in) investing activities	(188,141)	(29,903)	(81,237)

Cash flows from financing activities:
Cash dividends	(71,324)	(27,764)	(6,824)
Purchase of common stock held as treasury shares	(1,630)	(51,462)	(7,031)
Purchase of common stock for retirement	—	—	(8,490)
Retirement of acquired debt	—	—	(1,001)
Proceeds from issuance of common stock	3,111	3,581	1,329

Net cash (used in) financing activities	(69,843)	(75,645)	(22,017)

Effect of exchange rate changes on cash	984	829	879

Net (decrease) increase in cash and cash equivalents	(24,247)	32,540	27,476
Cash and cash equivalents, beginning of year	196,136	163,596	136,120

Cash and cash equivalents, end of year	$171,889	$196,136	$163,596

Supplemental cash flow information:
Income taxes paid	$62,121	$82,817	$76,665
Interest paid	$774	$1,248	$580
Non-cash transactions:
Retirement of treasury shares	$—	$—	$8,490
Dividends payable	$—	$—	$17,000
Deferred taxes	$—	$—	$775
Capital expenditures in accounts payable	$203	$842	$1,492
Cancellation of restricted stock	$35	$42	$—
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements for the Years Ended July 31, 2007, 2006 and 2005
(All amounts presented in thousands except share and per share data)
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the “Company”). All intercompany balances and transactions are eliminated upon consolidation.
Cash and Cash Equivalents — Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash, cash equivalents and short term investments of $321,468 are held by three financial institutions. The remaining $24,996 is held at various other financial institutions.
Investments — Effective August 1, 2006, the Company began classifying all short term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short term differences in price to one of preserving capital.
At July 31, 2007, all investments — short term are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, which either mature or reset at par, and generally there are no unrealized or realized gains or losses to report. Cost is determined on the specific identification basis. Interest income is accrued as earned. All of the available-for-sale securities held at July 31, 2007 mature within one year.
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

Allowance for Doubtful Accounts — A summary of bad debt activity is as follows:

	Year Ended	Year Ended	Year Ended
	July 31, 2007	July 31, 2006	July 31, 2005
Beginning Balance	$105	$506	$558
Charged to expense	72	98	76
Write-offs net of recoveries/payments	(55)	(499)	(128)

Ending Balance	$122	$105	$506

Insurance Reserves — Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator using various state statutes and reserve requirements and historical claims experience. Group medical reserves are funded through a trust and are estimated using historical claims experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions.
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
Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. The Company recognizes revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made by dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floorplan lenders. On average, the Company receives payments from floorplan lenders on products sold to dealers within 15 days of the invoice date.
Dealer Volume Rebates Sales Incentives and Advertising Costs — Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the latter of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows was $8,104, $8,659 and $8,651 in fiscal 2007, 2006 and 2005, respectively.
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
Stock Options — Effective August 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment, using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settle after the date of the adoption are measured and accounted for in accordance with SFAS 123R. SFAS 123R establishes a fair-value method of accounting for employee stock options. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value, and related compensation costs are recognized over the option vesting period which is 3 to 4 years.
Earnings Per Share — Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and restricted stock.

	2007	2006	2005
Weighted average shares outstanding for basic earnings per share	55,665,275	56,502,865	56,726,200
Stock options and restricted stock	257,833	394,174	381,363

Weighted average shares outstanding assuming dilution	55,923,108	56,897,039	57,107,563

The following table illustrates the pro forma effect on net income and income per share for fiscal 2005 assuming the Company had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards. The fair value of each option grant is estimated at the grant date using the Black-Scholes option pricing model based on the assumptions listed in Footnote J.

2005
Net income as reported	$119,143
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,161)

Pro forma	$117,982

Earnings per common share — basic
As reported	$2.10
Pro forma	$2.08
Earnings per common share — diluted
As reported	$2.09
Pro forma	$2.07
Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted FIN 48 effective August 1, 2007. We estimate that the adoption of FIN 48 will result in a net decrease to beginning retained earnings of less than $20,000 primarily related to the accrual of the estimated tax liabilities related to the uncertain tax positions plus estimated interest and penalties.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for Thor’s fiscal year beginning August 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for Thor’s fiscal year beginning August 1, 2008. We are currently assessing the potential impact that adoption of SFAS 157 will have on our financial statements.
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
The components of other intangibles are as follows:

	July 31, 2007		July 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortizable Intangible Assets- Non-compete agreements	$6,256	$4,350	$15,889	$13,048
Aggregate amortization expense for non-compete agreements for the years ended, July 31, 2007, 2006 and 2005 were $935, $949, and $967, respectively. Non-compete agreements are amortized on a straight-line basis.
The weighted average remaining amortization period at July 31, 2007 is 3.1 years.
Estimated Amortization Expense:

For the year ending July 2008	$812
For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$239
For the year ending July 2012	$57
There was no change in the carrying value of goodwill and trademarks for the years ended July 31, 2007 and July 31, 2006.
Goodwill and trademarks by segment totaled as follows:

	July 31, 2007		July 31, 2006
	Goodwill	Trademark	Goodwill	Trademark
Recreation Vehicles
Towables	$143,795	$10,237	$143,795	$10,237
Motorized	17,252	2,600	17,252	2,600
Buses	4,616	1,063	4,616	1,063

Total	$165,663	$13,900	$165,663	$13,900

D. INVENTORIES
Major classifications of inventories are:

	As of July 31,
	2007	2006
Finished products	$12,326	$13,416
Work in process	52,102	51,208
Raw materials	87,245	99,807
Chassis	42,528	39,772

Subtotal	194,201	204,203
Less excess of FIFO costs over LIFO costs	25,221	21,034

Total inventories	$168,980	$183,169

E. LINE OF CREDIT
The Company has a $30,000 unsecured revolving line of credit which bears interest at prime less 2.15% (6.1% at July 31, 2007) and expires on November 30, 2007. There was no outstanding balance at July 31, 2007 and July 31, 2006. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.
F. INCOME TAXES

	Years ended July 31,
	2007	2006	2005
Income taxes:
Federal	$66,049	$82,256	$54,963
State and local	(3,065)	13,415	7,645
Foreign	470	1,129	797

Total current	63,454	96,800	63,405

Federal deferred	(1,396)	(3,863)	5,934
State and local deferred	72	(231)	897

Total deferred	(1,324)	(4,094)	6,831

Income taxes	$62,129	$92,706	$70,236

During the year ended July 31, 2007, the Company settled an Internal Revenue Service examination and a tax dispute with the State of Indiana. The Company reversed related income tax reserves and recognized a current tax benefit in the provision for income taxes of approximately $9,300. The increase in deferred tax liabilities for the year ended July 31, 2005 was due primarily to increased funding of self-insured reserves.
The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	Years ended July 31,
	2007	2006	2005
Provision at statutory rates	$68,901	$89,639	$66,283
State and local income taxes, net of federal tax benefit	5,363	8,730	5,552
Extraterritorial income benefit	(362)	(1,013)	(1,221)
Credits and incentives	(1,150)	(233)	(490)
Domestic production activities deduction	(1,988)	(2,396)	—
Other, including reversal of income tax reserves	(8,635)	(2,021)	112

Income taxes	$62,129	$(92,706)	$70,236

Income before income taxes includes foreign income of $1,226 in fiscal 2007, $2,962 in fiscal 2006, and $2,101 in fiscal 2005.

	July 31,	July 31,
	2007	2006
A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis	$(1,166)	$(1,076)
Employee benefits	1,454	2,110
Self-insurance	2,506	(518)
Product warranties	1,980	3,377
Other	1,231	1,005

	July 31,	July 31,
	2007	2006
Total current deferred tax asset included in deferred income taxes and other	6,005	4,898

Long-term deferred tax asset (liability):
Property basis	(2,203)	(2,211)
Investments	168	162
Deferred compensation	4,773	3,859
Intangibles	(3,250)	(3,547)
Other	(2,848)	(1,840)

Total net long-term deferred tax liability included in deferred income taxes and other liabilities	(3,360)	(3,577)

Net deferred tax asset (liability)	$2,645	$1,321

G. LEASES
The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases are $9,410, which includes the following amount due in each of the next five fiscal years ending July 31: $3,529 in fiscal 2008; $2,278 in fiscal 2009; $1,745 in fiscal 2010; $978 in fiscal 2011; $676 in fiscal 2012 and $204 thereafter. Rent expense was $4,736 in fiscal 2007, $4,956 in fiscal 2006 and $4,918 in fiscal 2005.
H. EMPLOYEE BENEFIT PLANS
Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. Company contributions are at the discretion of the Company’s Board of Directors. Total expense for the plan was $571 in fiscal 2007, $644 in fiscal 2006, and $630 in fiscal 2005.
The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair market value and reported as other assets. The obligation to the participants is reported as a liability. No income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $10,515 at July 31, 2007 and $7,542 at July 31, 2006.
I. CONTINGENT LIABILITIES AND COMMITMENTS
It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default.
Our principal commercial commitments at July 31, 2007 are summarized in the following chart:

	Total	Term of
Commitment	Amount Commitment	Guarantee
Guarantee on dealer financing	$2,021	less than 1 year
Standby repurchase obligation on dealer financing	$844,673	less than 1 year
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
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and guarantee reserve balances are approximately $1,293 as of July 31, 2007 and $1,563 as of July 31, 2006.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cost of units repurchased	$10,078	$4,878	$11,220
Realization of units resold	9,061	4,230	9,355

Losses due to repurchase	$1,017	$648	$1,865

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company purchases the chassis and records the inventory. At July 31, 2007 and July 31, 2006, chassis on hand accounted for as consigned, unrecorded inventory was approximately $45,848 and $24,970 respectively.
The Company is involved in various litigation generally incidental to normal operations.
J. STOCKHOLDERS’ EQUITY
The Company purchased 40,400 shares of Thor’s common stock in fiscal 2007 at an average cost of $40.35 per share to be held as treasury shares. In fiscal 2006, the Company purchased 1,145,200 shares of Thor’s common stock at an average cost of $44.94 per share to be held as treasury shares.
Effective August 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment, using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of the adoption are measured and accounted for in accordance with SFAS 123R.
The Board approved the Thor Industries, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”) on October 16, 2006 and this plan was subsequently approved by shareholders at the 2006 annual meeting. The Equity Incentive Plan is designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants under options, restricted stock or other equity-based awards pursuant to either the 1999 Plan or the 1997 Plan. However, outstanding grants of both plans remain outstanding, subject to the respective terms and conditions of the plans. The maximum number of shares issuable under the Equity Incentive Plan is 1,100,000. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.
Stock Options — The Company’s Board of Directors approved the 1999 Stock Option Plan. 2,000,000 shares were authorized under the Plan. Options expire 10 years from the date of grant and are vested evenly over 3 to 4 years from the date of grant.
A summary of option activity under the 1999 Stock Option Plan is as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	533,038	$21.29	704,041	$19.63	792,344	$18.07
Exercised	(123,618)	15.60	(171,003)	14.47	(110,636)	11.79
Canceled	—	—	—	—	(12,667)	—
Granted	—	—	—	—	35,000	30.51

Outstanding at end of year	409,420	$21.92	533,038	$21.29	704,041	$19.63

Exercisable at year-end	388,420	$21.53	382,843	$18.79	426,375	$14.48

The weighted average fair value of options granted was $12.31 in fiscal 2005 as calculated by the Black-Scholes method. The weighted average-remaining contractual life for options outstanding and exercisable at July 31, 2007, was 5.8 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at July 31, 2007 was $7,818 and $7,571, respectively. The aggregate intrinsic value of options outstanding and excercisable at July 31, 2006 was $11,486 and $9,209 respectively.
The assumptions used in determining the fair value of options granted during fiscal 2005 is as follows:

2005
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
In fiscal year 2007 and 2006, the Company recorded expenses of $408 and $858 respectively for stock option awards. The amount expensed in the current period under SFAS No. 123R is consistent with prior proforma disclosures under SFAS 123. At July 31, 2007, there was $88 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 0.7 years.
Cash received from stock option exercises for the year ended July 31, 2007 and July 31, 2006 was $2,373 and $2,474 respectively. The total intrinsic value of stock options exercised in 2007, 2006 and 2005 was $2,923, $5,417 and $2,518, respectively.
Exercises of options are satisfied with the issuance of new shares from authorized shares.
Stock Awards — The Company has a stock award plan which allows for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years.
A summary of stock award activity under this Plan for the year ended July 31, 2007 and July 31, 2006 is as follows:

	2007		2006
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested, Beginning of year	94,700	$14.33	115,700	$12.93
Granted	—	—	—	—
Vested	22,200	7.62	16,800	5.77
Forfeited	(1,500)	23.38	(4,200)	9.98

Nonvested, End of year	71,000	$16.24	94,700	$14.33

In fiscal 2007 and 2006, the Company recorded expense for restricted stock awards of $202 and $211, respectively. At July 31, 2007, there was $257 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.
The total fair value of restricted shares vested during fiscal year 2007 and 2006 was $970 and $604, respectively.
K. JOINT VENTURES
In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2007 we were contingently liable for repurchase obligations of CAT inventory in the amount of approximately $14,498. Any losses related to these obligations would be shared equally by the Company and Cruise America. The Company’s total investment is $1,115.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (TCC), to finance the sales of recreation vehicles to consumer buyers. Historically, the majority of these financing arrangements were provided to consumers buying recreation vehicles manufactured by unrelated parties. The Company’s total investment is $1,556.
These investments are 50% owned and are accounted for using the equity method. The Company’s share of the combined earnings (loss) for these investments was $(66), $(63), and $640, in fiscal 2007, 2006 and 2005 respectively, and is included in the other income caption of the Consolidated Statements of Income. Additionally, TCC pays the Company a referral fee based upon the amount of loans generated from Thor dealerships. The Company recognized referral income of $1,519, $1,564 and $1,859 in fiscal 2007, 2006 and 2005 respectively, which is included in the other income caption of the Consolidated Statements of Income.

During fiscal 2007, our Four Winds subsidiary had sales to Cruise America of $32,688 and Cruise America had sales to CAT of $11,315. During fiscal 2006, our Four Winds subsidiary had sales to Cruise America of $32,277 and Cruise America had sales to CAT of $6,657. During fiscal 2005, our Four Winds subsidiary had sales to Cruise America of $57,979 and Cruise America had sales to CAT of $9,521.
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
Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents, investments-short term, deferred income tax assets, the cash value of Company-owned life insurance and various investments.

	2007	2006	2005
Net sales:
Recreation vehicles
Towables	$1,890,100	$2,173,483	$1,742,108
Motorized	565,523	577,025	566,138

Total Recreation Vehicles	2,455,623	2,750,508	2,308,246
Buses	400,685	315,768	249,895

Total	$2,856,308	$3,066,276	$2,558,141

Income before income taxes:
Recreation vehicles
Towables	$165,259	$228,592	$164,343
Motorized	25,140	27,404	24,607

Total recreation vehicles	190,399	255,996	188,950
Buses	18,997	9,356	7,492
Corporate	(12,536)	(9,241)	(7,063)

Total	$196,860	$256,111	$189,379

Identifiable assets:
Recreation vehicles
Towables	$449,276	$483,324	$380,306
Motorized	147,598	150,058	126,045

Total recreation vehicles	596,874	633,382	506,351
Buses	105,864	103,861	96,942
Corporate	356,559	267,482	250,600

Total	$1,059,297	$1,004,725	$853,893

Depreciation and amortization expense:
Recreation vehicles
Towables	$8,913	$8,012	$6,505
Motorized	2,916	4,365	2,672

Total recreation vehicles	11,829	12,377	9,177
Buses	1,877	1,629	1,556
Corporate	200	40	42

Total	$13,906	$14,046	$10,775

Capital expenditures:
Recreation vehicles
Towables	$7,825	$23,575	$32,371
Motorized	3,913	2,955	14,562

Total recreation vehicles	11,738	26,530	46,933
Buses	1,226	4,395	683
Corporate	141	83	54

Total	$13,105	$31,008	$47,670

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

	Year Ended	Year Ended	Year Ended
	July 31, 2007	July 31, 2006	July 31, 2005
Beginning Balance	$59,795	$55,118	$45,829
Provision	66,324	63,137	60,084
Payments	(61,809)	(58,460)	(51,940)
Acquisitions	—	—	1,145

Ending Balance	$64,310	$59,795	$55,118

N. SUBSEQUENT EVENT
On August 6, 2007, Thor’s Board of Directors approved a special dividend of $2 per share. This dividend of approximately $111,669 will be paid on October 8, 2007 to stockholders of record on September 27, 2007.