Form 10-Q
period 2007-10-31
THOR INDUSTRIES INC
filed 2007-11-26
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED October 31, 2007	COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2007

Common stock, par value $.10 per share	55,870,663 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2007	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$104,451	$171,889
Investments — short term	160,550	174,575
Accounts receivable:
Trade	169,412	171,596
Other	9,805	5,799
Inventories	187,879	168,980
Deferred income taxes and other	31,079	12,689

Total current assets	663,176	705,528

Property:
Land	21,816	21,795
Buildings and improvements	135,569	134,352
Machinery and equipment	66,786	64,572

Total cost	224,171	220,719
Accumulated depreciation	67,080	63,477

Property, net	157,091	157,242

Investment in Joint ventures	3,119	2,671

Other assets:
Goodwill	165,663	165,663
Non-compete agreements	1,693	1,906
Trademarks	13,900	13,900
Other	13,429	12,387

Total other assets	194,685	193,856

TOTAL ASSETS	$1,018,071	$1,059,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,487	$123,433
Accrued liabilities:
Taxes	30,763	17,991
Compensation and related items	34,359	39,242
Product warranties	66,011	64,310
Promotions and rebates	16,020	11,697
Product/property liability and related	11,100	11,691
Other	9,988	8,835

Total current liabilities	295,728	277,199

Long Term Liabilities:
Unrecognized tax benefits	24,673	—
Other	21,547	15,767

Total long term liabilities	46,220	15,767
Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,312,263 shares @ 10/31/07 and 57,222,404 shares @ 7/31/07; par value of $.10 per share	5,731	5,722
Additional paid-in capital	92,632	90,247
Retained earnings	633,108	727,729
Accumulated other comprehensive income	4,775	2,756
Less Treasury shares of 1,441,600 @ 10/31/07 & 7/31/07	(60,123)	(60,123)

Total stockholders’ equity	676,123	766,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,018,071	$1,059,297

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

	Three Months Ended October 31
	2007	2006

Net sales	$763,736	$727,716

Cost of products sold	662,461	638,548

Gross profit	101,275	89,168

Selling, general and administrative expenses	45,410	43,445

Interest income	4,196	2,910

Interest expense	360	187

Other income	779	550

Income before income taxes	60,480	48,996

Provision for income taxes	22,271	18,399

Net income	$38,209	$30,597

Average common shares outstanding:

Basic	55,757,338	55,613,302

Diluted	55,966,614	55,904,797

Earnings per common share:

Basic	$.69	$.55
Diluted	$.68	$.55

Regular dividends declared per common share:	$.07	$.07
Special dividends declared per common share:	$2.00	$1.00

Regular dividends paid per common share:	$.07	$.07
Special dividends paid per common share:	$2.00	$1.00
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

	Three Months Ended October 31
	2007	2006
Cash flows from operating activities:
Net income	$38,209	$30,597
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,353	3,226
Amortization	213	237
Deferred income taxes	(7,026)	(7,700)
Loss on disposition of assets	3	103
Loss on disposition of trading investments	—	104
Stock based compensation	84	160
Changes in non cash assets and liabilities, net of effect from acquisitions:
Proceeds from disposition of trading investments	—	68,133
Accounts receivable	(1,822)	34,480
Inventories	(18,899)	(23,999)
Prepaids and other	(12,854)	(11,783)
Accounts payable	4,029	(40,752)
Accrued liabilities	22,071	20,840
Other liabilities	5,677	943

Net cash provided by operating activities	33,038	74,589

Cash flows from investing activities:
Purchase of property, plant & equipment	(3,087)	(4,076)
Proceeds from disposition of assets	10	171
Purchases of available for sale investments	(15,300)	(186,125)
Proceeds from sale of available for sale investments	29,325	75,567

Net cash provided by (used in) investing activities	10,948	(114,463)

Cash flows from financing activities:
Cash dividends	(115,601)	(59,616)
Purchase of common stock held as treasury shares	—	(1,630)
Proceeds from issuance of common stock	2,158	845

Net cash used in financing activities	(113,443)	(60,401)

Effect of exchange rate changes on cash	2,019	102

Net (decrease) in cash and equivalents	(67,438)	(100,173)
Cash and equivalents, beginning of period	171,889	196,136

Cash and equivalents, end of period	$104,451	$95,963

Supplemental cash flow information:
Income taxes paid	$9,495	$106
Interest paid	$360	$187
Non cash transactions:
Capital expenditures in accounts payable	$228	$129
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2007 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2007. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	October 31, 2007	July 31, 2007
Raw materials	$96,048	$87,245
Chassis	40,845	42,528
Work in process	53,920	52,102
Finished goods	23,226	12,326

Total	214,039	194,201
Less excess of FIFO costs over LIFO costs	26,160	25,221

Total inventories	$187,879	$168,980

3.	Earnings Per Share

	Three Months	Three Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Weighted average shares outstanding for basic earnings per share	55,757,338	55,613,302
Stock options and restricted stock	209,276	291,495

Total — For diluted shares	55,966,614	55,904,797

4.	Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	October 31, 2007	October 31, 2006

Net income	$38,209	$30,597
Foreign currency translation adj.	2,019	102

Comprehensive income	$40,228	$30,699

5.	Segment Information

The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles, and (3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, Four Winds and Oliver. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.

	Three Months	Three Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Net Sales:
Recreation vehicles:
Towables	$523,711	$499,955
Motorized	140,500	135,923

Total recreation vehicles	664,211	635,878
Buses	99,525	91,838

Total	$763,736	$727,716

	Three Months	Three Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Income Before Income Taxes:
Recreation vehicles:
Towables	$50,812	$40,400
Motorized	6,853	6,068

Total recreation vehicles	57,665	46,468
Buses	4,139	3,020
Corporate	(1,324)	(492)

Total	$60,480	$48,996

	October 31, 2007	July 31, 2007
Identifiable Assets:
Recreation vehicles:
Towables	$479,407	$449,276
Motorized	145,823	147,598

Total recreation vehicles	625,230	596,874
Buses	98,410	105,864
Corporate	294,431	356,559

Total	$1,018,071	$1,059,297

6.	Treasury Shares

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

At October 31, 2007 all Investments — short term are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, which either mature or reset at par, and generally there are no unrealized or realized gains or losses to report. Cost is determined on the specific identification basis. Interest income is accrued as earned. All of the available-for-sale securities held at October 31, 2007 mature within one year.

8.	Goodwill and Other Intangible Assets
     The components of other intangible assets are as follows:

	October 31, 2007		July 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$6,256	$4,563	$6,256	$4,350

	Three Months	Three Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Non-compete Agreements:
Amortization Expense	$213	$237
     Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:
For the year ending July 2008	$812
For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$58
There was no change in the carrying amount of goodwill and trademarks for the three month period ended October 31, 2007.
As of October 31, 2007, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

9.	Warranty

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

	Three Months	Three Months
	Ended	Ended
	October 31, 2007	October 31, 2006

Beginning Balance	$64,310	$59,795
Provision	18,550	17,951
Payments	(16,849)	(16,823)

Ending Balance	$66,011	$60,923

10.	Commercial Commitments

Our principal commercial commitments at October 31, 2007 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$1,956	less than 1 year

Standby repurchase obligation on dealer financing	$921,272	less than 1 year
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,616 and $1,293 as of October 31, 2007 and July 31, 2007, respectively.

	Three Months	Three Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Cost of units repurchased	$5,187	$1,961

Realization on units resold	4,922	1,543

Losses due to repurchase	$265	$418

11.	Income Taxes

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” on August 1, 2007. FIN 48 clarifies the accounting for uncertainties in income tax law by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial accounting purposes. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

On August 1, 2007 the Company recognized a cumulative effect adjustment of $17,200 as a reduction to the balance of retained earnings and an increase in tax liabilities of $11,300 and an increase in liability for penalties and interest of $5,900. The amount of unrecognized tax benefits as of August 1, 2007 totaled $25,900, all of which would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of August 1, 2007, $6,500 in interest and penalties had been accrued.

The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after 2005. We are currently under audit by various state Departments of Revenue for 2002 through 2005 tax years. The anticipated effect on unrecognized tax benefits resulting from these audits is not expected to have a material impact on the financial statements.

The Company anticipates a decrease of approximately $2,800 in unrecognized tax benefits within the next 12 months from 1) expected settlements or payments of uncertain tax positions, and 2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

12.	Retained Earnings

The components of changes in retained earnings are as follows:

Balance at 7/31/07	$727,729
Net income	38,209
Dividends paid	(115,601)
FIN 48 adjustment	(17,229)

Balance at 10/31/07	$633,108

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
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize and expand our plant facilities and expended $13,105 for that purpose in fiscal 2007 and $118,723 over the prior four fiscal years.
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
Trends and Business Outlook
The most important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were up approximately 2.7% for the nine months ended September 30, 2007 compared with the same period last year. The motorized segment was down approximately 5.3%. Higher interest rates and fuel prices appear to affect the motorized segment more severely.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to Mid Size Bus Manufacturers Association unit sales of small and mid-sized buses are up 17% for the nine months ended September 30, 2007 compared with the same period last year.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.

THREE MONTHS ENDED OCTOBER 31, 2007 VS. THREE MONTHS ENDED OCTOBER 31, 2006

	Three Months Ended	Three Months Ended	Change
	October 31, 2007	October 31, 2006	Amount	%
NET SALES:
Recreation Vehicles
Towables	$523,711	$499,955	$23,756	4.8
Motorized	140,500	135,923	4,577	3.4

Total Recreation Vehicles	664,211	635,878	28,333	4.5
Buses	99,525	91,838	7,687	8.3

Total	$763,736	$727,716	$36,020	4.9

# OF UNITS:
Recreation Vehicles
Towables	23,815	23,490	325	1.4
Motorized	1,771	1,855	(84)	(4.5)

Total Recreation Vehicles	25,586	25,345	241	1.0
Buses	1,543	1,557	(14)	(.9)

Total	27,129	26,902	227	.8

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$79,176	15.1	$69,822	14.0	$9,354	13.4
Motorized	13,818	9.8	12,639	9.3	1,179	9.3

Total Recreation Vehicles	92,994	14.0	82,461	13.0	10,533	12.8
Buses	8,281	8.3	6,707	7.3	1,574	23.5

Total	$101,275	13.3	$89,168	12.3	$12,107	13.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$28,519	5.4	$29,429	5.9	$(910)	(3.1)
Motorized	6,962	5.0	6,556	4.8	406	6.2

Total Recreation Vehicles	$35,481	5.3	$35,985	5.7	(504)	(1.4)
Buses	3,796	3.8	3,493	3.8	303	8.7
Corporate	6,133	—	3,967	—	2,166	54.6

Total	$45,410	5.9	$43,445	6.0	$1,965	4.5

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$50,812	9.7	$40,400	8.1	$10,412	25.8
Motorized	6,853	4.9	6,068	4.5	785	12.9

Total Recreation Vehicles	$57,665	8.7	$46,468	7.3	11,197	24.1
Buses	4,139	4.2	3,020	3.3	1,119	37.1
Corporate	(1,324)	—	(492)	—	(832)	(169.1)

Total	$60,480	7.9	$48,996	6.7	$11,484	23.4

ORDER BACKLOG

	As of	As of	Change
	October 31, 2007	October 31, 2006	Amount	%
Recreation Vehicles
Towables	$179,948	$120,627	$59,321	49.2
Motorized	69,774	67,799	1,975	2.9

Total Recreation Vehicles	249,722	188,426	61,296	32.5
Buses	226,342	217,864	8,478	3.9

Total	$476,064	$406,290	$69,774	17.2

CONSOLIDATED
Net sales and gross profit for the first quarter of fiscal 2008 were up 4.9 % and 13.6% respectively compared to the first quarter of fiscal 2007. Selling, general and administrative expenses for the first quarter of fiscal 2008 were up 4.5% compared to the first quarter of fiscal 2007. Income before income taxes for the first quarter of fiscal 2008 was up 23.4% compared to the first quarter of fiscal 2007. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $6,133 for the first quarter of fiscal 2008 compared to $3,967 in the first quarter of fiscal 2007. This $2,166 increase is primarily the result of increased legal and audit fees. Corporate interest income and other income was $4,975 for the first quarter of fiscal 2008 compared to $3,460 for the first quarter of fiscal 2007.
The overall effective tax rate for the first quarter of fiscal 2008 and 2007 was 36.8% and 37.6% respectively.
SEGMENT REPORTING
Recreation Vehicles
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	3.4%	1.4%	4.8%
Motorized	7.9%	(4.5%)	3.4%
Towable Recreation Vehicles
The increase in towables net sales of 4.8% resulted primarily from increased average price per unit and mix of product. The overall industry decrease in towable units sold for August and September of 2007 compared to the same period last year was 4.7% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage increased to 15.1% of net sales for the first quarter of fiscal 2008 from 14.0% of net sales for the first quarter of fiscal 2007. The primary factor for the $9,354 increase in gross profit was increased sales of $23,756. Selling, general and administrative expenses were 5.4% of net sales for the first quarter of fiscal 2008 and 5.9% of net sales for the first quarter of fiscal 2007.
Towables income before income taxes increased to 9.7% of net sales for the first quarter of fiscal 2008 from 8.1% of net sales for the first quarter of fiscal 2007. The primary factor for this was increased sales.
Motorized Recreation Vehicles
The increase in motorized net sales of 3.4% resulted primarily from increased average price and mix of product. The decrease in units sold of approximately 4.5% was slightly higher than the overall market unit decrease in motorhomes of 3.1% for the two month period ended August 2007 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage increased to 9.8% of net sales in the first quarter of fiscal 2008 from 9.3% of net sales for the first quarter of fiscal 2007. The primary factor for the increase in gross profit in 2008 was increased sales.

Selling, general and administrative expenses were 5.0% of net sales for the first quarter of fiscal 2008 and 4.8% of net sales for the first quarter of fiscal 2007.
Motorized income before income taxes increased to 4.9% of net sales for the first quarter of fiscal 2008 from 4.5% of net sales for the first quarter of fiscal 2007 due primarily to increased sales.
Buses
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change

Buses	9.2%	(.9%)	8.3%
The increase in buses net sales of 8.3% resulted primarily from increased average price per unit and product mix.
Buses gross profit percentage increased to 8.3% of net sales for the first quarter of fiscal 2008 from 7.3% of net sales for the first quarter of fiscal 2007 due primarily to increased sales. Selling, general and administrative expenses were 3.8% of net sales for the first quarter of fiscal 2008 and the first quarter of fiscal 2007.
Buses income before income taxes increased to 4.2% of net sales for the first quarter of fiscal 2008 from 3.3% for the first quarter of fiscal 2007 due primarily to increased sales.
Financial Condition and Liquidity
As of October 31, 2007, we had $265,001 in cash, cash equivalents and short-term investments, compared to $346,464 on July 31, 2007. The decrease is primarily due to a $2.07 per share dividend payment that totaled $115,601.
Working capital at October 31, 2007 was $367,448 compared to $428,329 on July 31, 2007. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2008. There were no borrowings on this line of credit during the period ended October 31, 2007. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. Capital expenditures of approximately $3,112 for the three months ended October 31, 2007 were primarily for planned expansions and improvements.
The Company anticipates additional capital expenditures in fiscal 2008 of approximately $9,888. These expenditures will be made primarily to expand our RV companies and for replacement of machinery and equipment to be used in the ordinary course of business.
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
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator using various state statutes and reserve requirements and historical claims’ experience. Group medical reserves are funded through a trust and are estimated using historical claims’ experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.
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
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation of the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2007. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
During the first quarter of fiscal 2008 and through the date of this report, there have been no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

THOR INDUSTRIES, INC. (Registrant)
DATE: November 26, 2007	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: November 26, 2007	/s/ Walter L. Bennett
Walter L. Bennett
Executive Vice President, Secretary and Chief Financial Officer