Form 10-Q
period 2008-01-31
THOR INDUSTRIES INC
filed 2008-03-10
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED	January 31, 2008	COMMISSION FILE NUMBER	1-9235
THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 1/31/2008

Common stock, par value $.10 per share	55,497,424 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands of dollars except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$87,935	$171,889
Investments – short term	146,350	174,575
Accounts receivable:
Trade	177,681	171,596
Other	9,995	5,799
Inventories	200,975	168,980
Prepaid expenses	12,199	6,684
Deferred income taxes	17,966	6,005

Total current assets	653,101	705,528

Property:
Land	20,566	21,795
Buildings and improvements	136,900	134,352
Machinery and equipment	69,283	64,572

Total cost	226,749	220,719
Accumulated depreciation	69,383	63,477

Property, net	157,366	157,242

Investment in Joint ventures	2,912	2,671

Other assets:
Goodwill	165,663	165,663
Non-compete agreements	1,493	1,906
Trademarks	13,900	13,900
Other	12,419	12,387

Total other assets	193,475	193,856

TOTAL ASSETS	$1,006,854	$1,059,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$138,240	$123,433
Accrued liabilities:
Taxes	10,878	17,991
Compensation and related items	30,108	39,242
Product warranties	61,690	64,310
Promotions and rebates	12,801	11,697
Product/property liability and related liabilities	11,307	11,691
Other	13,019	8,835

Total current liabilities	278,043	277,199

Long Term Liabilities:
Unrecognized tax benefits	27,134	—
Other	20,573	15,767

Total long term liabilities	47,707	15,767

Contingent liabilities and commitments	—	—

Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,313,263 shares @ 1/31/08 and 57,222,404 shares @ 7/31/07; par value of $.10 per share	5,731	5,722
Additional paid-in capital	92,737	90,247
Accumulated other comprehensive income	3,766	2,756
Retained earnings	650,798	727,729
Less Treasury shares of 1,815,839 @ 1/31/08 & 1,441,600 @ 7/31/07	(71,928)	(60,123)

Total stockholders’ equity	681,104	766,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,854	$1,059,297

     See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
FOR THE THREE & SIX MONTHS ENDED JANUARY 31, 2008 AND 2007

	Three Months Ended January 31		Six Months Ended January 31
	2008	2007	2008	2007
Net sales	$599,170	$584,049	$1,362,906	$1,311,765

Cost of products sold	529,453	522,880	1,191,914	1,161,428

Gross profit	69,717	61,169	170,992	150,337

Selling, general and administrative expenses	39,819	37,424	85,229	80,869

Gain on sale of property	2,308	—	2,308	—

Interest income	3,161	2,346	7,357	5,256

Interest expense	353	164	713	351

Other income	192	315	971	865

Income before income taxes	35,206	26,242	95,686	75,238

Provision for income taxes	13,604	7,990	35,875	26,389

Net income	$21,602	$18,252	$59,811	$48,849

Average common shares outstanding:

Basic	55,758,534	55,654,744	55,757,936	55,634,023
Diluted	55,910,429	55,927,479	55,937,211	55,909,970

Earnings per common share:

Basic	$.39	$.33	$1.07	$.88
Diluted	$.39	$.33	$1.07	$.87

Regular dividends declared per common share:	$.07	$.07	$.14	$.14

Special dividends declared per common share:	$—	$—	$2.00	$1.00

Regular dividends paid per common share:	$.07	$.07	$.14	$.14

Special dividends paid per common share:	$—	$—	$2.00	$1.00
     See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	$59,811	$48,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,692	6,393
Amortization	413	454
Deferred income taxes	(11,961)	(7,699)
(Gain) Loss on disposition of assets	(2,344)	86
Loss on disposition of trading investments	—	104
Stock based compensation	162	319
Changes in non cash assets and liabilities, net of effect from acquisitions:
Proceeds from disposition of trading investments	—	68,133
Accounts receivable	(10,281)	7,434
Inventories	(31,995)	(6,345)
Prepaids and other	(5,788)	(13,537)
Accounts payable	14,843	(22,221)
Accrued liabilities	(3,906)	152
Other liabilities	4,754	1,838

Net cash provided by operating activities	20,400	83,960

Cash flows from investing activities:
Purchase of property, plant & equipment	(9,439)	(7,101)
Proceeds from disposition of assets	4,983	224
Purchases of available for sale investments	(29,900)	(202,320)
Proceeds from sale of available for sale investments	58,125	83,897

Net cash provided by (used in) investing activities	23,769	(125,300)

Cash flows from financing activities:
Cash dividends	(119,513)	(63,516)
Purchase of common stock held as treasury shares	(11,805)	(1,630)
Proceeds from issuance of common stock	2,185	2,146

Net cash used in financing activities	(129,133)	(63,000)

Effect of exchange rate changes	1,010	(461)

Net decrease in cash and equivalents	(83,954)	(104,801)
Cash and equivalents, beginning of period	171,889	196,136

Cash and equivalents, end of period	$87,935	$91,335

Supplemental cash flow information:
Income taxes paid	$46,145	$25,846
Interest paid	713	351

Non cash transactions:
Capital expenditures in accounts payable	$167	$166
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2007 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2007. The results of operations for the six months ended January 31, 2008 are not necessarily indicative of the results for the full year.
2.	Major classifications of inventories are:

	January 31, 2008	July 31, 2007
Raw materials	$97,187	$87,245
Chassis	46,435	42,528
Work in process	57,730	52,102
Finished goods	26,722	12,326

Total	228,074	194,201
Less excess of FIFO costs over LIFO costs	27,099	25,221

Total inventories	$200,975	$168,980

3.	Earnings Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Weighted average shares outstanding for basic earnings per share	55,758,534	55,654,744	55,757,936	55,634,023
Stock options and restricted stock	151,895	272,735	179,275	275,947

Total — For diluted shares	55,910,429	55,927,479	55,937,211	55,909,970

4.	Comprehensive Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Net income	$21,602	$18,252	$59,811	$48,849
Foreign currency translation adjustment	(1,009)	(562)	1,010	(461)

Comprehensive income	$20,593	$17,690	$60,821	$48,388

5.	Segment Information

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Net Sales:
Recreation vehicles:
Towables	$394,441	$373,940	$918,152	$873,895
Motorized	110,825	116,694	251,325	252,617

Total recreation vehicles	505,266	490,634	1,169,477	1,126,512
Buses	93,904	93,415	193,429	185,253

Total	$599,170	$584,049	$1,362,906	$1,311,765

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Income Before Income Taxes:
Recreation vehicles:
Towables	$30,492	$21,804	$81,304	$62,204
Motorized	3,561	3,468	10,414	9,536

Total recreation vehicles	34,053	25,272	91,718	71,740
Buses	3,556	3,154	7,695	6,174
Corporate	(2,403)	(2,184)	(3,727)	(2,676)

Total	$35,206	$26,242	$95,686	$75,238

	January 31, 2008	July 31, 2007
Identifiable Assets:
Recreation vehicles:
Towables	$479,914	$449,276
Motorized	156,489	147,598

Total recreation vehicles	636,406	596,874
Buses	99,148	105,864
Corporate	271,300	356,559

Total	$1,006,854	$1,059,297

6.	Treasury Shares

In the second quarter of fiscal year 2008, the Company purchased 374,239 shares and held them as treasury stock at a cost of $11,805, an average cost of $31.54 per share. In the first quarter of fiscal 2007, the Company purchased 40,400 shares and held them as treasury stock at a cost of $1,630, an average cost of $40.33 per share.

7.	Investments – Short Term

Effective August 1, 2006, the Company began classifying all short term investment purchases as available-for-sale. This change was based on the Company’s decision to change its investment strategy from one of generating profits on short term differences in price to one of preserving capital.

At January 31, 2008, all Investments – short term are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, which either mature or reset at par, and generally there are no

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
unrealized or realized gains or losses to report. Cost is determined on the specific identification basis. Interest income is accrued as earned.

At January 31, 2008, we held approximately $146,000 of short term investments, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the Federal government. Since February 12, 2008, auctions have failed for some of these securities and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. As of February 29, 2008, we held $135,400 of auction rate securities. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

8.	Goodwill and Other Intangible Assets

The components of other intangible assets are as follows:

	January 31, 2008		July 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$6,256	$4,763	$6,256	$4,350

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Non-compete Agreements:
Amortization Expense	$200	$217	$413	$454
Non-compete agreements are amortized on a straight-line basis.
Estimated Amortization Expense:

For the year ending July 2008	$812
For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$58
There was no change in the carrying amount of goodwill and trademarks for the six month period ended January 31, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of January 31, 2008, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

9.	Warranty

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Beginning Balance	$66,011	$60,923	$64,310	$59,795
Provision	13,525	15,243	32,075	33,194
Payments	(17,846)	(17,105)	(34,695)	(33,928)

Ending Balance	$61,690	$59,061	$61,690	$59,061

10.	Commercial Commitments

Our principal commercial commitments at January 31, 2008 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$2,116	less than 1 year

Standby repurchase obligation on dealer financing	$1,010,074	less than 1 year
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $1,727 and $1,293 as of January 31, 2008 and July 31, 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Cost of units repurchased	$1,650	$6,128	$2,754	$8,089

Realization on units resold	1,596	5,474	2,435	7,017

Losses due to repurchase	$54	$654	$319	$1,072

11.	Income Taxes

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” on August 1, 2007. FIN 48 clarifies the accounting for uncertainties in income tax law by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial accounting purposes. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure.

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

The Company anticipates a decrease of approximately $2,100 in unrecognized tax benefits within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

12.	Retained Earnings

The components of changes in retained earnings are as follows:

Balance @ 7/31/07	$727,729

Net income	59,811
Dividends paid	(119,513)
FIN 48 adjustment	(17,229)

Balance @ 1/31/08	$650,798

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, all amounts presented in thousands of dollars, except unit, share and per share data.
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
Trends and Business Outlook
The most important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were up approximately 2% for the twelve months ended December 31, 2007 compared with the same period last year. The motorized segment was down approximately 6%. Higher interest rates and fuel prices appear to affect the motorized segment more severely.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to Mid Size Bus Manufacturers Association unit sales of small and mid-sized buses are up 8% for the twelve months ended December 31, 2007 compared with the same period last year.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
Three Months Ended January 31, 2008 vs.
     Three Months Ended January 31, 2007

	Three Months Ended		Three Months Ended		Change
	January 31, 2008		January 31, 2007		Amount	%

NET SALES:
Recreation Vehicles
Towables	$394,441		$373,940		$20,501	5.5
Motorized	110,825		116,694		(5,869)	(5.0)

Total Recreation Vehicles	505,266		490,634		14,632	3.0
Buses	93,904		93,415		489	.5

Total	$599,170		$584,049		$15,121	2.6

# OF UNITS:
Recreation Vehicles
Towables	17,825		17,436		389	2.2
Motorized	1,340		1,521		(181)	(11.9)

Total Recreation Vehicles	19,165		18,957		208	1.1
Buses	1,427		1,531		(104)	(6.8)

Total	20,592		20,488		104	.5

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%

GROSS PROFIT:
Recreation Vehicles
Towables	$52,079	13.2	$44,576	11.9	$7,503	16.8
Motorized	9,855	8.9	9,854	8.4	1	—

Total Recreation Vehicles	61,934	12.3	54,430	11.1	7,504	13.8
Buses	7,783	8.3	6,739	7.2	1,044	15.5

Total	$69,717	11.6	$61,169	10.5	$8,548	14.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$24,109	6.1	$22,954	6.1	$1,155	5.0
Motorized	6,334	5.7	6,388	5.5	(54)	(.8)

Total Recreation Vehicles	30,443	6.0	29,342	6.0	1,101	3.8
Buses	3,872	4.1	3,510	3.8	362	10.3
Corporate	5,505	—	4,572	—	933	20.4

Total	$39,820	6.6	$37,424	6.4	$2,396	6.4

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$30,492	7.7	$21,804	5.8	$8,688	39.8
Motorized	3,561	3.2	3,468	3.0	93	2.7

Total Recreation Vehicles	34,053	6.7	25,272	5.2	8,781	34.7
Buses	3,556	3.8	3,154	3.4	402	12.7
Corporate	(2,403)	—	(2,184)	—	219	(10.0)

Total	$35,206	5.9	$26,242	4.5	$8,964	34.2

ORDER BACKLOG

	As of	As of	Change
	January 31, 2008	January 31, 2007	Amount	%

Recreation Vehicles
Towables	$215,479	$238,658	$(23,179)	(9.7)
Motorized	102,884	99,756	3,128	3.1

Total Recreation Vehicles	318,363	338,414	(20,051)	(5.9)
Buses	249,495	206,820	42,675	20.6

Total	$567,858	$545,234	$22,624	4.1

CONSOLIDATED
Net sales and gross profit for the three months ended January 31, 2008 were up 2.6% and 14.0%, respectively, compared to the three months ended January 31, 2007. Selling, general and administrative expenses for the three months ended January 31, 2008 were up 6.4% compared to the three months ended January 31, 2007. Income before income taxes for the three months ended January 31, 2008 increased 34.2% compared to the three months ended January 31, 2007. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $5,505 for the three months ended January 31, 2008 compared to $4,572 for the three months ended January 31, 2007. This $933 increase is primarily the result of increased compensation, and audit related expenses. Corporate interest income and other income was $3,119 for the three months ended January 31, 2008 compared to $2,330 for the three months ended January 31, 2007.
The overall effective tax rate for the three months ended January 31, 2008 was 38.6% compared to 30.4% for the three months ended January 31, 2007.
The primary reason for the lower effective tax rate in 2007 was that the Company recorded $1.9 million of tax benefit in the three months ended January 31, 2007 related to its research and development credits. This tax benefit was recorded because the 2006 Tax Relief and Health Care Act retroactively reinstated the research and development credit to January 1, 2006 and the Company reached an agreement with the Internal Revenue Service regarding the amount of research and development credit for fiscal years 2003 through 2005 which was previously not recognized. The Company is also recording in the current fiscal year additional FIN 48 liability for uncertain tax positions and the benefit from an increased domestic production activities deduction.
SEGMENT REPORTING
Recreation Vehicles
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	3.3%	2.2%	5.5%
Motorized	6.9%	(11.9)%	(5.0%)
Towable Recreation Vehicles
The increase in towables net sales of 5.5% resulted from a 2.2% increase in unit shipments and a 3.3% increase in average price per unit and mix of product. The overall industry decrease in unit shipments of towables for November and December of 2007 was 3.5% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage increased to 13.2% of net sales for the three months ended January 31, 2008 from 11.9% of net sales for the three months ended January 31, 2007. The primary factor for the $7,503 increase in gross profit was increased sales volume of $20,501. Selling, general and administrative expenses were 6.1% of net sales for the three months ended January 31, 2008 and the three months ended January 31, 2007.
Towables income before income taxes increased to 7.7% of net sales for the three months ended January 31, 2008 from 5.8% of net sales for the three months ended January 31, 2008. The primary factors for this increase of $8,688 was the profits on increased sales volume of $20,501 and a gain on the sale of property of $2,308.
Motorized Recreation Vehicles
The decrease in motorized net sales of 5.0% resulted from a 11.9% decrease in unit shipments offset by a 6.9% increase in average price per unit and product mix. The overall market decrease in unit shipments of motorhomes was 8.6% for the two month period November and December 2007 according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage increased to 8.9% of net sales for the three months ended January 31, 2008 from 8.4% of net sales for the three months ended January 31, 2007. Selling, general and administrative expenses were 5.7% of net sales for the three months ended January 31, 2008 and 5.5% of net sales for the three months ended January 31, 2007.
Motorized income before income taxes was 3.2% of net sales for the three months ended January 31, 2008 and 3.0% of net sales for the three months ended January 31, 2007.
Buses
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	7.3%	(6.8%)	.5%
The increase in buses net sales of .5% resulted from a 6.8% decrease on unit shipments offset by a 7.3% increase in average price and product mix. The increase in the average price per unit resulted primarily from the product mix.
Buses gross profit percentage increased to 8.3% of net sales for the three months ended January 31, 2008 from 7.2% of net sales for the three months ended January 31, 2007. The primary reason for the increase in gross profit percentage was due principally to reduced material cost as a percent of sales due to increased average price per unit and mix of units. Selling, general and administrative expenses were 4.1% of net sales for the three months ended January 31, 2008 and 3.8% for the three months ended January 31, 2007.
Buses income before income taxes increased to 3.8% of net sales for the three months ended January 31, 2008 from 3.4% for the three months ended January 31, 2007.

Six Months Ended January 31, 2008 vs.
     Six Months Ended January 31, 2007

	Six Months Ended		Six Months Ended		Change
	January 31, 2008		January 31, 2007		Amount	%
NET SALES:
Recreation Vehicles
Towables	$918,152		$873,895		$44,257	5.1
Motorized	251,325		252,617		(1,292)	(.5)

Total Recreation Vehicles	1,169,477		1,126,512		42,965	3.8
Buses	193,429		185,253		8,176	4.4

Total	$1,362,906		$1,311,765		$51,141	3.9

# OF UNITS:
Recreation Vehicles
Towables	41,640		40,926		714	1.8
Motorized	3,111		3,376		(265)	(7.8)

Total Recreation Vehicles	44,751		44,302		449	1.0
Buses	2,970		3,088		(118)	(3.8)

Total	47,721		47,390		331	.7

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%

GROSS PROFIT:
Recreation Vehicles
Towables	$131,255	14.3	$114,398	13.1	$16,857	14.7
Motorized	23,673	9.4	22,493	8.9	1,180	5.2

Total Recreation Vehicles	154,928	13.2	136,891	12.2	18,037	13.2
Buses	16,064	8.3	13,446	7.3	2,618	19.5

Total	$170,992	12.5	$150,337	11.5	$20,655	13.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$52,628	5.7	$52,383	6.0	$245	.5
Motorized	13,296	5.3	12,944	5.1	352	2.7

Total Recreation Vehicles	65,924	5.6	65,327	6.0	597	.9
Buses	7,668	4.0	7,003	3.8	665	9.5
Corporate	11,638	—	8,539	—	3,099	36.3

Total	$85,230	6.3	$80,869	6.2	$4,361	5.4

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$81,304	8.9	$62,204	7.1	$19,100	30.7
Motorized	10,414	4.1	9,536	3.8	878	9.2

Total Recreation Vehicles	91,718	7.8	71,740	6.4	19,978	27.8
Buses	7,695	4.0	6,174	3.3	1,521	24.6
Corporate	(3,727)	—	(2,676)	—	(1,051)	(39.3)

Total	$95,686	7.0	$75,238	5.7	$20,448	27.2

CONSOLIDATED
Net sales and gross profit for the six months ended January 31, 2008 were up 3.9% and 13.7%, respectively, compared to the six months ended January 31, 2007. Selling, general and administrative expenses increased 5.4% compared to the six months ended January 31, 2007. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.

Corporate costs in selling, general and administrative were $11,628 for the six months ended January 31, 2008 compared to $8,539 in the six months ended January 31, 2007. This $3,099 increase is primarily the result of increased legal costs, compensation expense, and audit related expenses. Corporate interest income and other income was $7,900 for the six months ended January 31, 2008 compared to $5,786 for the six months ended January 31, 2007.
The overall effective tax rate for the six months ended January 31, 2008 was 37.5% compared to 35.1% for the six months ended January 31, 2007.
The primary reason for the lower overall effective tax rate in 2007 was that the Company recorded $1.9 million of tax benefit in the three months ended January 31, 2007 related to its research and development credits. This tax benefit was recorded because the 2006 Tax Relief and Health Care Act retroactively reinstated the research and development credit to January 1, 2006 and the Company reached an agreement with the Internal Revenue Service regarding the amount of research and development credit for fiscal years 2003 through 2005 which was previously not recognized. The Company is also recording in the current fiscal year additional FIN 48 liability for uncertain tax positions and the benefit from an increased domestic production activities deduction.
SEGMENT REPORTING
Recreation Vehicles
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	3.3%	1.8%	5.1%
Motorized	7.3%	(7.8%)	(.5%)
Towable Recreation Vehicles
The increase in towables net sales of 5.1% resulted primarily from a 3.3% increase in average price per unit and mix of product and a 1.8% increase in unit shipments. The overall industry decrease in towables for August through December of 2007 was 2.3% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage increased to 14.3% of net sales for the six months ended January 31, 2008 from 13.1% of net sales for the six months ended January 31, 2007. The primary factor for the $16,857 increase in gross profit was increased sales volume of $44,257. Selling, general and administrative expenses were 5.7% of net sales for the six months ended January 31, 2008 and 6.0% of net sales for the six months ended January 31, 2007.
Towables income before income taxes increased to 8.9% of net sales for the six months ended January 31, 2008 from 7.1% of net sales for the six months ended January 31, 2007. The primary factors for this increase of $19,100 was the profits on increased sales volume of $44,257 and a gain on the sale of property of $2,308.
Motorized Recreation Vehicles
The decrease in motorized net sales of .5% resulted from a 7.8% decrease in unit shipments offset by a 7.3% increase in average price and product mix. The overall market increase in motorhome unit shipments was 3.6% for the five month period August through December 2007 according to statistics published by the Recreation Vehicle Industry Association. The increase in the average price per unit resulted from the product mix.
Motorized gross profit percentage increased to 9.4% of net sales for the six months ended January 31, 2008 from 8.9% of net sales for the six months ended January 31, 2007. The primary reason for the increase in gross profit percentage was due principally to reduced material cost as a percentage of sales due to increased average price per unit and mix of units. Selling, general and administrative expenses were 5.3% of net sales for the six months ended January 31, 2008 and 5.1% of net sales for the six months ended January 31, 2007.
Motorized income before income taxes was 4.1% of net sales for the six months ended January 31, 2008 and 3.8% of net sales for the six months ended January 31, 2007.
Buses
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	8.2%	(3.8%)	4.4%
The increase in buses net sales of 4.4% resulted from a 3.8% decrease in unit shipments offset by a 8.2% increase in average price and product mix.
Buses gross profit percentage increased to 8.3% of net sales for the six months ended January 31, 2008 from 7.3% of net sales for the six months ended January 31, 2007. The primary reason for the increase in gross profit percentage was due principally to reduced material cost as a percent of sales due to increased average price per unit and mix of units. Selling, general and administrative expenses were 4.0% of net sales for the six months ended January 31, 2008 and 3.8% for the six months ended January 31, 2007.
Buses income before income taxes increased to 4.0% of net sales for the six months ended January 31, 2008 from 3.3% for the six months ended January 31, 2007.
Financial Condition and Liquidity
As of January 31, 2008, we had $234,285 in cash, cash equivalents and short-term investments, compared to $346,464 on July 31, 2007. The decrease is primarily due to a $2.07 per share dividend payment during the first quarter of fiscal 2008 that totaled $115,601.
At January 31, 2008, we held approximately $146,000 of short term investments, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the Federal government. Since February 12, 2008, auctions have failed for some of these securities. We believe we will be able to liquidate our investment without significant loss within the next year. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
Working capital at January 31, 2008 was $374,318 compared to $428,329 at July 31, 2007. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2008. There were no borrowings on this line of credit during the six months ended January 31, 2008. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. Capital expenditures of approximately $9,403 for the six months ended January 31, 2008 were primarily for planned expansions and improvements of our recreation vehicle segments.
The Company anticipates additional capital expenditures in fiscal 2008 of approximately $9,900. These expenditures will be made primarily to expand our RV companies and to replace machinery and equipment to be used in the ordinary course of business.
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
Investments
We have an investment portfolio comprised of marketable debt securities including municipal notes which may have an auction reset feature, corporate notes, commercial paper, and money market funds meeting certain criteria. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income, which could materially adversely affect our operating results.
Accounting Pronouncements
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
In December 2007, the FASB issued SFAS 141R, Business Combinations, which is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods.  Among the more significant changes in the accounting for acquisitions are the following:
▪	Transaction costs, many of which are currently treated as costs of the acquisition, will generally be expensed.

▪	In-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. These costs are currently expensed at the time of the acquisition.

▪	Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is currently accounted for as an adjustment of the purchase price.

▪	Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Previously such changes were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.
The effects of implementing SFAS 141R on the Company’s financial position, results of operations, and cash flows will depend on future acquisitions.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation of the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the recent auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2007. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
At January 31, 2008, we held approximately $146,000 of short term investments, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the Federal government. Since February 12, 2008, auctions have failed for some of these securities and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. As of February 29, 2008, we hold $135,400 of auction rate securities. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
ITEM 4. Controls and Procedures
The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

During the six months ending on January 31, 2008 and through the date of this report, there have been no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Thor has been named in several complaints, some of which are punitive class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Thor strongly disputes the allegations in these complaints and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material.
ITEM 1A. RISK FACTORS
Other than with respect to the risk factor below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.
Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
At January 31, 2008, we held approximately $146,000 of short term investments, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the Federal government. As of February 29, 2008, we held $135,400 of auction rate securities, all of which are currently rated AAA, the highest rating by a rating agency. Since February 12, 2008, auctions have failed for some of these securities and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements.
If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
c) Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
November 2007	—	—	—	1,947,200
December 2007	—	—	—	1,947,200
January 2008	374,239	$31.54	374,239	1,572,961

(1)	On June 26, 2006 our Board of Directors authorized the repurchase of 2,000,000 shares extending over a 24-month period before expiring. At January 31, 2008, 1,572,961 shares of common stock remained authorized for repurchase under the repurchase program.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on December 4, 2007. At the meeting, the stockholders elected three Class A directors of the Company to serve until the Company’s Annual Meeting of Stockholders in 2010. The names of the directors elected and the number of votes cast for or withheld, as well as the number of broker non-votes, with respect to each director are as follows:

			Broker
Director	For	Withheld	Non-Votes
H. Coleman Davis, III	51,265,563	2,387,623	—

Peter B. Orthwein	52,891,869	761,317	—

William C. Tomson	53,028,249	624,937	—
The terms of directors Wade F. B. Thompson, Jan H. Suwinski, Neil D. Chrisman, Alan Siegel and Geoffrey A. Thompson continued after the meeting.
For more information on the above matters submitted to a vote of security holders, see the Company’s proxy statement dated October 30, 2007.

ITEM 6. Exhibits

Exhibit	Description

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes- Oxley Act 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: March 10, 2008	By:	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: March 10, 2008	By:	/s/ Walter L. Bennett
Walter L. Bennett
Executive Vice President, Secretary and Chief Financial Officer