Form 10-Q
period 2008-04-30
THOR INDUSTRIES INC
filed 2008-06-09
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
(937) 596-6849
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/2008
Common stock, par value $.10 per share	55,439,924 shares

PART I — FINANCIAL INFORMATION
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$119,680	$171,889
Investments — short term	—	174,575
Accounts receivable:
Trade	176,582	171,596
Other	9,754	5,799
Inventories	199,234	168,980
Prepaid expenses	8,912	6,684
Deferred income taxes	25,266	6,005

Total current assets	539,428	705,528

Property:
Land	20,565	21,795
Buildings and improvements	138,199	134,352
Machinery and equipment	70,794	64,572

Total cost	229,558	220,719
Accumulated depreciation	72,641	63,477

Property, net	156,917	157,242

Investment in Joint ventures	2,748	2,671

Other assets:
Long term investments	127,928	—
Goodwill	165,663	165,663
Non-compete agreements	1,293	1,906
Trademarks	13,900	13,900
Other	15,731	12,387

Total other assets	324,515	193,856

TOTAL ASSETS	$1,023,608	$1,059,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,313	$123,433
Accrued liabilities:
Taxes	26,294	17,991
Compensation and related items	29,939	39,242
Product warranties	62,384	64,310
Promotions and rebates	11,803	11,697
Product/property liability and related liabilities	14,240	11,691
Other	14,558	8,835

Total current liabilities	273,531	277,199

Long Term Liabilities:
Unrecognized tax benefits	26,805	—
Other	24,746	15,767

Total long term liabilities	51,551	15,767

Contingent liabilities and commitments	—	—

Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,317,263 shares @ 4/30/08 and 57,222,404 shares @ 7/31/07; par value of $.10 per share	5,732	5,722
Additional paid-in capital	92,836	90,247
Accumulated other comprehensive income	(1,126)	2,756
Retained earnings	674,768	727,729
Less Treasury shares of 1,877,339 @ 4/30/08 & 1,441,600 @ 7/31/07	(73,684)	(60,123)

Total stockholders’ equity	698,526	766,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,023,608	$1,059,297

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
FOR THE THREE & NINE MONTHS ENDED APRIL 30, 2008 AND 2007

	Three Months Ended April 30		Nine Months Ended April 30
	2008	2007	2008	2007
Net sales	$707,931	$789,643	$2,070,837	$2,101,408
Cost of products sold	617,932	686,663	1,809,846	1,848,091

Gross profit	89,999	102,980	260,991	253,317
Selling, general and administrative expenses	47,903	51,834	133,132	132,703
Gain on sale of property	—	—	2,308	—
Interest income	2,406	2,515	9,763	7,771
Interest expense	423	212	1,136	563
Other income	261	510	1,232	1,375

Income before income taxes	44,340	53,959	140,026	129,197
Provision for income taxes	16,486	18,390	52,361	44,779

Net income	$27,854	$35,569	$87,665	$84,418

Average common shares outstanding:
Basic	55,447,313	55,696,304	55,655,907	55,654,327
Diluted	55,562,644	55,935,718	55,815,770	55,916,602
Earnings per common share:
Basic	$.51	$.64	$1.58	$1.52
Diluted	$.50	$.64	$1.57	$1.51
Regular dividends declared and paid per common share:	$.07	$.07	$.21	$.21

Special dividends declared and paid per common share:	$—	$—	$2.00	$1.00
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	$87,665	$84,418
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	10,045	9,687
Amortization	613	670
Deferred income taxes	(18,330)	(20,604)
(Gain) loss on disposition of assets	(2,343)	85
Loss on disposition of trading investments	—	104
Stock based compensation	216	455
Changes in non cash assets and liabilities, net of effect from acquisitions:
Proceeds from disposition of trading investments	—	68,133
Accounts receivable	(8,941)	(27,351)
Inventories	(30,254)	(19,556)
Prepaids and other	(3,069)	(6,521)
Accounts payable	(9,308)	2,303
Accrued liabilities	15,205	36,243
Other liabilities	8,007	2,869

Net cash provided by operating activities	49,506	130,935

Cash flows from investing activities:
Purchase of property, plant & equipment	(12,137)	(8,885)
Proceeds from disposition of assets	4,989	230
Purchase of available for sale investments	(66,650)	(205,020)
Proceeds from sale of available for sale investments	105,925	100,148

Net cash provided by (used in) investing activities	32,127	(113,527)

Cash flows from financing activities:
Cash dividends	(123,397)	(67,420)
Purchase of common stock held as treasury shares	(13,561)	(1,630)
Proceeds from issuance of common stock	2,206	2,151

Net cash used in financing activities	(134,752)	(66,899)

Effect of exchange rate changes on cash	910	337

Net decrease in cash and equivalents	(52,209)	(49,154)
Cash and equivalents, beginning of period	171,889	196,136

Cash and equivalents, end of period	$119,680	$146,982

Supplemental cash flow information:
Income taxes paid	$54,870	$36,552
Interest paid	1,136	563
Non cash transactions:
Capital expenditures in accounts payable	$391	$191
Cancellation of restricted stock	—	35
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2007 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2007. The results of operations for the nine months ended April 30, 2008 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	April 30, 2008	July 31, 2007

Raw materials	$92,771	$87,245
Chassis	48,432	42,528
Work in process	58,215	52,102
Finished goods	27,854	12,326

Total	227,272	194,201
Less excess of FIFO costs over LIFO costs	28,038	25,221

Total inventories	$199,234	$168,980

3.	Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Weighted average shares outstanding for basic earnings per share	55,447,313	55,696,304	55,655,907	55,654,327
Stock options and restricted stock	115,331	239,414	159,863	262,275

Total — For diluted shares	55,562,644	55,935,718	55,815,770	55,916,602

4.	Comprehensive Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Net income	$27,854	$35,569	$87,665	$84,418
Foreign currency translation adjustment	(100)	798	910	337
Unrealized depreciation on investments	(4,792)	—	(4,792)	—

Comprehensive income	$22,962	$36,367	$83,783	$84,755

5.	Segment Information
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall and Oliver, Keystone, Komfort, and Thor California. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon and Four Winds.

The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Net Sales:
Recreation vehicles:
Towables	$480,020	$524,041	$1,398,172	$1,397,936
Motorized	120,940	159,642	372,265	412,259

Total recreation vehicles	600,960	683,683	1,770,437	1,810,195
Buses	106,971	105,960	300,400	291,213

Total	$707,931	$789,643	$2,070,837	$2,101,408

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Income Before Income Taxes:
Recreation vehicles:
Towables	$42,014	$48,086	$123,318	$110,290
Motorized	3,390	7,220	13,804	16,756

Total recreation vehicles	45,404	55,306	137,122	127,046
Buses	5,113	5,447	12,808	11,622
Corporate	(6,177)	(6,794)	(9,904)	(9,471)

Total	$44,340	$53,959	$140,026	$129,197

	April 30, 2008	July 31, 2007
Identifiable Assets:
Recreation vehicles:
Towables	$471,478	$449,276
Motorized	158,696	147,598

Total recreation vehicles	630,174	596,874
Buses	101,698	105,864
Corporate	291,736	356,559

Total	$1,023,608	$1,059,297

6.	Treasury Shares
In the third quarter of fiscal 2008, the Company purchased 61,500 shares and held them as treasury stock at a cost of $1,756, and an average cost of $28.55 per share. In the second quarter of fiscal 2008, the Company purchased 374,239 shares and held them as treasury stock at a cost of $11,805, an average cost of $31.54 per share. In the first quarter of fiscal 2007, the Company purchased 40,400 shares and held them as treasury stock at a cost of $1,630, an average cost of $40.33 per share.
7.	Investments
At April 30, 2008, substantially all investments are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, and records any unrealized gains and losses in Accumulated Other

Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At April 30, 2008, we held $135,300 (par value) of long-term investments comprised of taxable and tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At April 30, 2008, substantially all the ARSs we held were AAA rated or equivalent, with most collateralized by student loans substantially backed by the Federal government.
Since February 12, 2008, auctions have failed for all of these securities and there is no assurance that future auctions on the auction rate securities in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
At April 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $7,372 related to our ARS investments as of April 30, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through June 9, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of April 30, 2008.
8.	Goodwill and Other Intangible Assets
The components of other intangible assets are as follows:

	April 30, 2008		July 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$6,256	$4,963	$6,256	$4,350

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Non-compete Agreements:
Amortization Expense	$200	$216	$613	$670

Non-compete agreements are amortized on a straight-line basis.
Amortization Expense:

For the year ending July 2008	$812
For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$58
There was no change in the carrying amount of goodwill and trademarks for the nine month period ended April 30, 2008.
As of April 30, 2008, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	17,252	2,600

Total Recreation Vehicles	161,047	12,837

Bus	4,616	1,063

Total	$165,663	$13,900

9.	Warranty
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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Beginning Balance	$61,690	$59,061	$64,310	$59,795
Provision	17,169	17,049	49,244	50,243
Payments	(16,474)	(15,386)	(51,169)	(49,314)

Ending Balance	$62,385	$60,724	$62,385	$60,724

10.	Commercial Commitments
Our principal commercial commitments at April 30, 2008 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Guarantee

Guarantee on dealer financing	$2,257	less than 1 year
Standby repurchase obligation on dealer financing	$995,351	less than 1 year

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $2,354 and $1,293 as of April 30, 2008 and July 31, 2007, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Cost of units repurchased	$2,239	$2,313	$4,993	$10,402
Realization on units resold	1,614	2,245	4,049	9,262

Losses due to repurchase	$625	$68	$944	$1,140

11.	Provision for Income Taxes
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
On August 1, 2007 the Company recognized a cumulative effect adjustment of approximately $17,200 as a reduction to the balance of retained earnings and an increase in tax liabilities of $11,300 and an increase in liability for penalties and interest of $5,900. The amount of unrecognized tax benefits as of August 1, 2007 totaled $25,900, all of which would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
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
12.	Retained Earnings
The components of changes in retained earnings are as follows:

Balance @ 7/31/07	$727,729
Net Income	87,665
Dividends Paid	(123,397)
FIN 48 Adjustment	(17,229)

Balance @ 4/30/08	$674,768

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables), is approximately 32%. In the motorized segment of the industry we have a market share of approximately 13%. Our market share in small and mid-size buses is approximately 37%. We also manufacture and sell 40-foot buses at our facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide an acceptable payback. We have invested significant capital to modernize and expand our plant facilities and expended $12,325 for that purpose in the first three quarters of fiscal 2008, $13,105 for that purpose in fiscal 2007 and $118,723 over the prior four fiscal years.
Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon profitability of the unit which they manage. Our corporate staff provides financial management, purchasing services, insurance, legal and human resources, risk management, and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing. We have a joint venture, Thor Credit, operated by GE Consumer Finance, which provides retail credit to ultimate purchasers of any recreation vehicle purchased from a Thor dealer. This retail credit on recreation vehicles is not limited to Thor products only. GE Consumer Finance has informed us that they will no longer be providing retail financing for recreation vehicles as of July 31, 2008 and will be terminating the joint venture. The Company is exploring options and does not expect this development to have a material adverse effect on its financial position or results of operation.
Trends and Business Outlook
The most important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail unit sales as reported by Statistical Surveys, Inc. were down approximately 19% for the three months ended March 31, 2008 compared with the same period last year. The motorized segment retail unit sales were down approximately 25%. Declining consumer confidence, combined with higher interest rates and fuel prices have slowed retail recreation vehicle sales and appear to affect the motorized segment more severely.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association unit sales of small and mid-sized buses are down 4.4% for the three months ended March 31, 2008 compared with the same period last year.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.

Three Months Ended April 30, 2008 vs.
     Three Months Ended April 30, 2007

	Three Months Ended		Three Months Ended		Change
	April 30, 2008		April 30 2007		Amount	%
NET SALES:
Recreation Vehicles
Towables	$480,020		$524,041		$(44,021)	(8.4)
Motorized	120,940		159,642		(38,702)	(24.2)

Total Recreation Vehicles	600,960		683,683		(82,723)	(12.1)
Buses	106,971		105,960		1,011	1.0

Total	$707,931		$789,643		$(81,712)	(10.3)

# OF UNITS:
Recreation Vehicles
Towables	21,296		24,530		(3,234)	(13.2)
Motorized	1,570		2,153		(583)	(27.1)

Total Recreation Vehicles	22,866		26,683		(3,817)	(14.3)
Buses	1,597		1,737		(140)	(8.1)

Total	24,463		28,420		(3,957)	(13.9)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$69,731	14.5	$77,258	14.7	$(7,527)	(9.7)
Motorized	10,671	8.8	16,395	10.3	(5,724)	(34.9)

Total Recreation Vehicles	80,402	13.4	93,653	13.7	(13,251)	(14.1)
Buses	9,597	9.0	9,327	8.8	270	2.9

Total	$89,999	12.7	$102,980	13.0	$(12,981)	(12.6)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$27,835	5.8	$29,275	5.6	$(1,440)	(4.9)
Motorized	7,279	6.0	9,175	5.7	(1,896)	(20.7)

Total Recreation Vehicles	35,114	5.8	38,450	5.6	(3,336)	(8.7)
Buses	4,293	4.0	3,655	3.4	638	17.5
Corporate	8,496	—	9,729	—	(1,233)	(12.7)

Total	$47,903	6.8	$51,834	6.6	$(3,931)	(7.6)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$42,014	8.8	$48,086	9.2	$(6,072)	(12.6)
Motorized	3,390	2.8	7,220	4.5	(3,830)	(53.0)

Total Recreation Vehicles	45,404	7.6	55,306	8.1	(9,902)	(17.9)
Buses	5,113	4.8	5,447	5.1	(334)	(6.1)
Corporate	(6,177)	—	(6,794)	—	617	9.1

Total	$44,340	6.3	$53,959	6.8	$(9,619)	(17.8)

	As of		As of		Change
	April 30, 2008		April 30, 2007		Amount	%
ORDER BACKLOG:
Recreation Vehicles
Towables	$194,938		$266,448		$(71,510)	(26.8)
Motorized	81,499		111,339		(29,840)	(26.8)

Total Recreation Vehicles	276,437		377,787		(101,350)	(26.8)
Buses	249,533		214,755		34,778	16.2

Total	$525,970		$592,542		$(66,572)	(11.2)

CONSOLIDATED
Net sales and gross profit for the three months ended April 30, 2008 were down 10.3% and 12.6%, respectively, compared to the three months ended April 30, 2007. Selling, general and administrative expenses for the three months ended April 30, 2008 decreased 7.6% compared to the three months ended April 30, 2007. Income before income taxes for the three months ended April 30, 2008 was down 17.8% compared to the three months ended April 30, 2007. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses were $8,496 for the three months ended April 30, 2008 compared to $9,729 for the three months ended April 30, 2007. The decrease of $1,233 is primarily the result of costs associated with the investigation regarding certain accounting issues at our Dutchmen Manufacturing, Inc. operating subsidiary for the three months ended April 30, 2007 of $5,077 offset by increases in insurance and audit related expenses for the three months ended April 30, 2008.
Corporate interest income and other income was $2,288 for the three months ended April 30, 2008 compared to $2,858 for the three months ended April 30, 2007.
The overall effective tax rate for the three months ended April 30, 2008 was 37.1% compared to 34.1% for the three months ended April 30, 2007. The primary reason for this increase is the expiration of the US Federal research credit as of December 31, 2007 and additional FIN 48 liability for uncertain tax positions, offset partially by additional benefit from an increased domestic production activities deduction.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	4.8%	(13.2)%	(8.4)%
Motorized	2.9%	(27.1)%	(24.2)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 8.4% resulted from a 13.2% decrease in unit shipments offset by a 4.8% increase in average price per unit resulting primarily from mix of product.
The overall industry decrease in wholesale unit shipments of towables for February and March of 2008 was 9.4% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage was 14.5% of net sales for the three months ended April 30, 2008 compared to 14.7% of net sales for the three months ended April 30, 2007. The primary factor for the $7,527 decrease in gross profit was decreased sales volume of $44,021. Selling, general and administrative expenses were 5.8% of net sales for the three months ended April 30, 2008 and 5.6% of net sales for the three months ended April 30, 2007.
Towables income before income taxes decreased to 8.8% of net sales for the three months ended April 30, 2008 from 9.2% of net sales for the three months ended April 30, 2007. The primary factor for this decrease was the loss of profit on reduced sales volume of $44,021.

MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 24.2% resulted from a 27.1% decrease in unit shipments offset by a 2.9% increase in average sales per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 26% for the two month period of February and March of 2008 according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit decreased to 8.8% of net sales for the three months ended April 30, 2008, from 10.3% of net sales for the three months ended April 30, 2007. The primary factor for the $5,724 decrease in gross profit and gross profit percentage was decreased sales volume of $38,702. Selling, general and administrative expenses were 6.0% of net sales for the three months ended April 30, 2008 and 5.7% of net sales for the three months ended April 30, 2007.
Motorized income before income taxes was 2.8% of net sales for the three months ended April 30, 2008 and 4.5% of net sales for the three months ended April 30, 2007. The primary factor for this decrease was the loss of profit on reduced sales volume of $38,702.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	9.1%	(8.1)%	1.0%
The increase in buses net sales of 1.0% resulted from 8.1% decrease in unit shipments offset by a 9.1% increase on average price resulting primarily from mix of product.
Buses gross profit percentage was 9.0% of net sales for the three months ended April 30, 2008 and 8.8% for the three months ended April 30, 2007. Selling, general and administrative expenses were 4.0% of net sales for the three months ended April 30, 2008 and 3.4% for the three months ended April 30, 2007.
Buses income before income taxes was 4.8% of net sales for the three months ended April 30, 2008 compared to 5.1% for the three months ended April 30, 2007.

	Nine Months Ended	Nine Months Ended	Change
	April 30, 2008	April 30 2007	Amount	%
NET SALES:

Recreation Vehicles
Towables	$1,398,172	$1,397,936	$236	—
Motorized	372,265	412,259	(39,994)	(9.7)

Total Recreation Vehicles	1,770,437	1,810,195	(39,758)	(2.2)
Buses	300,400	291,213	9,187	3.2

Total	$2,070,837	$2,101,408	$(30,571)	(1.5)

	Nine Months Ended		Nine Months Ended		Change
	April 30, 2008		April 30 2007		Amount	%
# OF UNITS:

Recreation Vehicles
Towables	62,936		65,456		(2,520)	(3.8)
Motorized	4,681		5,529		(848)	(15.3)

Total Recreation Vehicles	67,617		70,985		(3,368)	(4.7)
Buses	4,567		4,825		(258)	(5.3)

Total	72,184		75,810		(3,626)	(4.8)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT:

Recreation Vehicles
Towables	$200,986	14.4	$191,656	13.7	$9,330	4.9
Motorized	34,344	9.2	38,888	9.4	(4,544)	(11.7)

Total Recreation Vehicles	235,330	13.3	230,544	12.7	4,786	2.1
Buses	25,661	8.5	22,773	7.8	2,888	12.7

Total	$260,991	12.6	$253,317	12.1	$7,674	3.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Recreation Vehicles
Towables	$80,462	5.8	$81,659	5.8	$(1,197)	(1.5)
Motorized	20,575	5.5	22,118	5.4	(1,543)	(7.0)

Total Recreation Vehicles	101,037	5.7	103,777	5.7	(2,740)	(2.6)
Buses	11,961	4.0	10,659	3.7	1,302	12.2
Corporate	20,134	—	18,267	—	1,867	10.2

Total	$133,132	6.4	$132,703	6.3	$429	0.3

INCOME BEFORE INCOME TAXES:

Recreation Vehicles
Towables	$123,318	8.8	$110,290	7.9	$13,028	11.8
Motorized	13,804	3.7	16,756	4.1	(2,952)	(17.6)

Total Recreation Vehicles	137,122	7.7	127,046	7.0	10,076	7.9
Buses	12,808	4.3	11,622	4.0	1,186	10.2
Corporate	(9,904)	—	(9,471)	—	(433)	(4.6)

Total	$140,026	6.8	$129,197	6.1	$10,829	8.4

CONSOLIDATED
Net sales and gross profit for the nine months ended April 30, 2008 were down 1.5% and up 3%, respectively, compared to the nine months ended April 30, 2007. Selling, general and administrative expenses increased 0.3% compared to the nine months ended April 30, 2007. Income before income taxes for the nine months ended April 30, 2008 was up 8.4% compared to the nine months ended April 30, 2007. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses were $20,134 for the nine months ended April 30, 2008 compared to $18,267 for the nine months ended April 30, 2007. The increase of $1,867 is primarily the result of increased insurance costs, compensation expenses, and audit related expenses for the nine months ended April 30, 2008 offset primarily by reduced legal costs from those expended for the nine months ended April 30, 2007 for the Dutchmen investigation.

Corporate interest income and other income was $10,188 for the nine months ended April 30, 2008 compared to $8,641 for the nine months ended April 30, 2007.
The overall effective tax rate for the nine months ended April 30, 2008 was 37.4% compared to 34.7% nine months ended April 30, 2007. The primary reason for this increase is the expiration of the US Federal research credit as of December 31, 2007 and additional FIN 48 liability for uncertain tax positions, offset partially by additional benefit from an increased domestic production activities deduction.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	3.8%	(3.8)%	—
Motorized	5.6%	(15.3)%	(9.7)%
TOWABLE RECREATION VEHICLES
Towables net sales increased $236 for the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007. Unit shipments declined by 3.8% and were offset by a 3.8% increase in average price per unit resulting primarily from mix of product.
The overall market unit decrease in towables for August 2007 through March 2008 was 4.7% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage was 14.4% of net sales for the nine months ended April 30, 2008, compared to 13.7% of net sales for the nine months ended April 30, 2007. The primary factor for the $9,330 increase in gross profit was reduced labor and overhead costs as a percentage of net sales.
Selling, general and administrative expenses were 5.8% of net sales for the nine months ended April 30, 2008 and April 30, 2007.
Towables income before income taxes increased to 8.8% of net sales for the nine months ended April 30, 2008 from 7.9% of net sales for the nine months ended April 30, 2007. The primary factors for this increase were reduced labor and overhead costs as a percentage of net sales and a gain on the sale of property of $2,308.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 9.7% resulted from a 15.3% decrease in unit shipments offset by a 5.6% increase in average price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 12% for the eight months period from August 2007 through March 2008 according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage decreased to 9.2% of net sales in the nine months ended April 30, 2008 from 9.4% of net sales for the nine months ended April 30, 2007. Selling, general and administrative expenses were 5.5% of net sales for the nine months ended April 30, 2008 and 5.4% of net sales for the nine months ended April 30, 2007.

Motorized income before income taxes was 3.7% of net sales for the nine months ended April 30, 2008 and 4.1% of net sales for the nine months ended April 30, 2007.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change

Buses	8.6%	(5.4)%	3.2%
The increase in buses net sales of 3.2% resulted from an 8.6% increase in average price resulting primarily from product mix offset by a 5.4% decrease in unit shipments.
Buses gross profit percentage increased to 8.5% of net sales for the nine months ended April 30, 2008 from 7.8% of net sales for the nine months ended April 30, 2007. The primary reason for the increase in buses gross profit percentage was due to reduced material cost as a percentage of sales. Selling, general and administrative expenses were 4.0% of net sales for the nine months ended April 30, 2008 and 3.7% for the nine months ended April 30, 2007.
Buses income before income taxes increased to 4.3% of net sales for the nine months ended April 30, 2008 from 4.0% for the nine months ended April 30, 2007.
Financial Condition and Liquidity
As of April 30, 2008, we had $119,680 in cash, cash equivalents and short-term investments, compared to $346,464 on July 31, 2007. The decrease is primarily due to $135,300 (par value) of auction rate securities being reclassed to long-term investments, cash dividend payments of $123,397 and payments to repurchase stock of $13,560. These decreases were offset by cash generated from normal operations.
At April 30, 2008, substantially all investments are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, and records any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At April 30, 2008 we held $135,300 (par value) of long-term investments comprised of taxable and tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At April 30, 2008, substantially all of the ARSs we held were AAA rated, or equivalent, with most collateralized by student loans substantially backed by the Federal government.
Since February 12, 2008, auctions have failed for all of these securities and there is no assurance that future auctions on the auction rate securities in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
At April 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $7,372 related to our ARS investments as of April 30, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through June 9, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of April 30, 2008.
Working capital at April 30, 2008 was $265,897 compared to $428,329 at July 31, 2007. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2008. There were no borrowings on this line of credit during the nine months ended April 30, 2008. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. Capital expenditures of approximately $12,325 for the nine months ended April 30, 2008 were primarily for planned expansions and improvements of our recreation vehicle segments.
The Company anticipates additional capital expenditures in the fourth quarter of fiscal 2008 of approximately $6,600. These expenditures will be made primarily to upgrade our IT systems and to replace machinery and equipment to be used in the ordinary course of business.
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
In the first quarter of 2008, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), and related guidance. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on a two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Investments
We have an investment portfolio comprised of taxable and tax-exempt auction rate securities. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income, which could materially adversely affect our operating results.
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

In December 2007, the FASB issued SFAS 141R, Business Combinations, which is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:
•	Transaction costs, many of which are currently treated as costs of the acquisition, will generally be expensed.

•	In-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. These costs are currently expensed at the time of the acquisition.

•	Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is currently accounted for as an adjustment of the purchase price.

•	Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Previously such changes were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.
The effects of implementing SFAS 141R on the Company’s financial position, results of operations, and cash flows will depend on future acquisitions.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation of the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, interest rate increases, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the recent auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2007 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2008. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
At April 30, 2008, substantially all investments are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, and record any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At April 30, 2008, we held $135,300 (par value) of long-term investments comprised of taxable and tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At April 30, 2008 substantially all the ARSs we held were AAA rated or equivalent, with most collateralized by student loans substantially backed by the Federal government.
Since February 12, 2008, auctions have failed for all of these securities and there is no assurance that future auctions on the auction rate securities in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
At April 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $7,372 related to our ARS investments as of April 30, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through June 9, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of April 30, 2008.
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
During the nine months ended on April 30, 2008 and through the date of this report, there have been no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS.
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
Thor has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Thor strongly disputes the allegations in these complaints and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material.
ITEM 1A. RISK FACTORS.
Other than with respect to the risk factor below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.
Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
At April 30, 2008, we held $135,300 (par value) of investments with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the Federal government, substantially all of which are currently rated AAA or equivalent, the highest rating by a rating agency. Since February 12, 2008, auctions have failed for all of these securities and there is no assurance that future auctions on the auction rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. These developments have resulted in the classification of all of these securities, which were previously classified as short-term investments, as long-term investments in our consolidated financial statements.
At April 30, 2008, there was insufficient observable auction rate securities market information available to determine the fair value of our auction rate securities investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $7,372 related to our auction rate securities investments as of April 30, 2008 primarily attributable to the limited liquidity of these investments.

If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. We believe we will be able to liquidate our investment without significant loss primarily due to the government guarantee of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
	(a) Total	(b)	(or Units)	Dollar Value)
	Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs

February 2008	—	—	—	1,572,961
March 2008	17,300	$28.78	17,300	1,555,661
April 2008	44,200	$28.46	44,200	1,511,461

(1)	On June 26, 2006 our Board of Directors authorized the repurchase of 2,000,000 shares extending over a 24-month period before expiring. At April 30, 2008, 1,511,461 shares of common stock remained authorized for repurchase under the repurchase program.
ITEM 6. Exhibits

Exhibit	Description

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: June 9, 2008	By:	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: June 9, 2008	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President and Chief Financial Officer