Form 10-K
period 2008-07-31
THOR INDUSTRIES INC
filed 2008-09-29
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008, Commission File Number 1-9235
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2008 was $1,272,156,678, based on the closing price of the registrant’s common shares on January 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 15, 2008 was 55,439,924. Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 9, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Our principal recreation vehicle operating subsidiaries are Airstream, Inc. (Airstream), CrossRoads RV (CrossRoads), Dutchmen Manufacturing, Inc. (Dutchmen), Four Winds International, Inc. (Four Winds), Keystone RV Company (Keystone), Komfort Corp. (Komfort), Citair, Inc. (Citair), and Damon Corporation (Damon). Our principal bus operating subsidiaries are Champion Bus, Inc. (Champion), General Coach America, Inc., (General Coach), ElDorado National California, Inc. (ElDorado California), ElDorado National Kansas, Inc. (ElDorado Kansas) and Goshen Coach, Inc. (Goshen Coach).
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
Four Winds
Our Four Winds subsidiary manufactures and sells gasoline and diesel Class C and Class A motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Mandalay, Presidio, Dutchmen, Chateau, Ventura and Fun Mover.
CrossRoads
Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under the trade names Cross Terrain, Cruiser, Zinger and Sunset Trail and park models under the trade names Tranquility and Westchester.
Citair
Our Citair subsidiary manufactures travel trailers, fifth wheels and truck campers. It operates under the name General Coach and sells recreation vehicles under the trade names Citation and Corsair.

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
Damon
Our Damon subsidiary manufactures and sells gasoline and diesel Class A motor homes under the names Daybreak, Challenger, Astoria, Tuscany and Outlaw. Damon also introduced the Avanti, a new fuel efficient model Class A diesel motorhome in 2008.
Breckenridge
Breckenridge is the park model division of Damon Corporation. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.
Buses
We believe that our bus segment is the largest manufacturer of small and midsize transit and commercial buses in North America based on statistics published by the Mid-size Bus Manufacturers Association. We also build 40-foot buses for transit and airport shuttle use.
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
General Coach
General Coach manufactures and sells small and mid-sized buses under trade names such as American Cruiser, Classic Coach, and EZ Trans.
Goshen Coach
Goshen Coach manufactures and sells small and mid-size buses under trade names such as GC II and Pacer.
Product Line Sales and Segment Information
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall & Oliver, Keystone, and Komfort. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, and Four Winds. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas, and Goshen Coach. The table below sets forth the contribution of each of the Company’s product lines to net sales in each of the last three fiscal years.

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Recreation Vehicles:
Towables	$1,763,099	67	$1,890,100	66	$2,173,483	71
Motorized	461,856	17	565,523	20	577,025	19

Total Recreation Vehicles	2,224,955	84	2,455,623	86	2,750,508	90
Buses	415,725	16	400,685	14	315,768	10

Total Net Sales	$2,640,680	100	$2,856,308	100	$3,066,276	100

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
Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce “conventional,” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of the pickup truck.
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
Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Spartan, Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C motorhomes are built on a Ford, General Motors or Chrysler small truck or van chassis which includes an engine, drive train components, and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for short periods of time.
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
Our relationship with our chassis suppliers is similar to all buyer/vendor relationships and no special contractual commitment is engaged in by either party. Historically, Ford and General Motors resort to an industry-wide allocation system during periods when supply is restricted. These allocations would be based on the volume of chassis previously purchased. Sales of motorhomes and small buses rely on these chassis and are affected accordingly.
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
Marketing and Distribution
We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2008, there were approximately 1,734 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitor’s products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.
Each of our recreation vehicle operating subsidiaries has an independent sales force to call on their dealers. Our most important sales promotions occur at the major recreation vehicle shows which take place throughout the year at different locations across the country. We benefit from the recreation vehicle awareness advertising and major marketing programs sponsored by the RVIA in national print media and television. We engage in a limited amount of consumer-oriented advertising for our recreation vehicles, primarily through industry magazines, the distribution of product brochures, direct mail advertising campaigns and the internet.
In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review. No single recreation vehicle dealer accounted for more than 10% of our consolidated net sales of recreation vehicles during fiscal 2008.
Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 10 days thereafter. We generally do not finance dealer purchases. Most dealers are financed on a “floorplan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that for up to 12 months after a unit is financed and in the event of default by the dealer we will repurchase the unit repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. In our experience, losses under repurchase agreements have not been significant and we believe that any future losses under these agreements would not have a material adverse effect on our company.
The losses incurred due to repurchase were approximately $1,857, $1,017, and $648 in fiscal 2008, 2007 and 2006, respectively.
The increase in losses results from the more difficult market for the recreation vehicle business. We have increased our reserve for repurchase and guarantees at July 31, 2008 to $5,040 from $1,293 at July 31, 2007 to account for future losses.
Joint Ventures
In March 1996, our Company and Cruise America, Inc. formed a 50/50 owned joint venture, CAT Joint Venture LLC, to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2008, we were contingently liable for repurchase obligations of CAT Joint Venture inventory in the amount of approximately $17,935.
In September 2008, the Company and GEMB Lending, Inc. dissolved Thor Credit, a 50/50 owned joint venture. GEMB Lending, Inc. had informed the Company it would no longer be providing retail financing for recreation vehicles after July 31, 2008. The Company is exploring other options to provide retail financing for recreation vehicles.

Backlog
As of July 31, 2008, the backlog for towable and motorized recreation vehicle orders was $106,792 and $38,774, respectively, compared to $276,136 and $84,718, respectively, at July 31, 2007. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is quite short.
Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.
Warranties
We currently provide purchasers of our recreation vehicles with primarily a one-year limited warranty against defects in materials and workmanship and a standard two year limited warranty on certain major components separately warranted by the suppliers of these components. The chassis and engines of our motorhomes are warranted for three years or 36,000 miles by their manufacturers.
Buses
Overview
Our buses are sold under the names ElDorado National, Champion Bus, General Coach and Goshen Coach. Our small and mid-size buses consist of mass transit buses, airport shuttle buses and buses for commercial and tourist uses. Our Axess 40 foot bus is designed for transit and airport shuttle uses.
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
The principal raw materials used in the manufacturing of our buses are fiberglass, steel, aluminum, plywood, and plastic. We purchase most of the raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford, Freightliner and General Motors and engines from Cummins and Caterpillar. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.
Marketing and Distribution
We market our small and mid-size buses through a network of 67 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2008, one of our dealers accounted for 16% of the Company’s bus net sales and another accounted for 11%. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.
Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.
Backlog
As of July 31, 2008, the backlog for bus orders was $260,805, compared to $228,862 at July 31, 2007. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in fiscal 2009.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.
Warranties
We currently provide purchasers of our buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are separately warranted by suppliers. We provide body structure warranty on buses ranging from 2 years or 50,000 miles to 5 years or 75,000 miles. The chassis and engines of our small and mid-size buses are warranted for three years or 36,000 miles by their manufacturers.
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
Both federal and state authorities have various environmental control standards relating to air, water, and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, discharge of air compressor, waste water and noise emitted by factories. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with all applicable emission control standards.
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
Competition
Recreation Vehicles
The recreation vehicle industry is characterized by ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality, and service. We believe that the quality, design, and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue. According to Statistical Surveys, for the 7 months ending July 31, 2008, our market share for travel trailers and fifth wheels was 30% and our market share for motorhomes was 15%.
Small and Mid-Size Buses
We estimate that we have a 37% market share of the U.S. and Canadian small and mid-size bus market. Our competitors offer lines of buses which compete with all of our products. Price, quality, and delivery are the primary competitive factors. As with recreation vehicles, we believe that the quality, design, and price of small and mid-size buses, the warranty coverage and service that we provide, and the loyalty of our customers allow us to compete favorably with similar products of our competitors.

Trademarks and Patents
We have registered United States and Canadian trademarks or licenses covering the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.
Employee Relations
At July 31, 2008, we had approximately 6,846 full time employees in the United States and 218 full-time employees in Canada. Of these 7,064 employees, 980 are salaried. Citair’s approximately 178 Canadian hourly employees are currently represented by certified labor organizations. Our Citair Hensall division labor contract was ratified on August 18, 2006 and will expire on August 18, 2009. Citair Oliver’s labor contract was ratified on October 17, 2003 and will expire on October 16, 2008. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.
Information About Foreign and Domestic Operations and Export Sales
Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 1.1% and 15.9% in fiscal 2008, 1.2% and 12.7% in fiscal 2007 and 1.3% and 10.0% in fiscal 2006, respectively, of our total net sales to unaffiliated customers. Export sales to Canada from our U.S. operations were $421,008, $360,198 and $307,499 in fiscal 2008, 2007, and 2006, respectively. We believe the increase is attributable to the strengthening of the Canadian dollar as compared to the U.S. dollar which in turn has increased the purchasing power and demand for our U.S. products from Canadian customers.
Forward Looking Statements
This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation of the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the recent auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A. “Risk Factors” below. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.
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
As previously announced, in connection with an internal review of our Dutchmen Manufacturing, Inc. operating subsidiary in fiscal 2007, we promptly and voluntarily informed the SEC of the Audit Committee’s independent investigation, and have been responding to SEC staff requests for additional information in connection with the staff’s investigation. We continue to be in discussions with the SEC and are cooperating fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
Risks Relating To Our Business
The recreation vehicle and small and mid-size bus industries are highly competitive.
The recreation vehicle and bus industries that we are currently engaged in are highly competitive and we have numerous competitors and potential competitors. Competition in these industries is based upon price, design, value, quality and service. Competitive pressures, especially in the recreation vehicle market for travel trailers and motorhomes, have, from time to time, resulted in a reduction of our profit margins. Recently, aggressive discounting by our competitors has negatively impacted our sales. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or small or mid-size buses or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.
Our businesses are cyclical and this can lead to fluctuations in our operating results.
The industries in which we operate are cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results. Consequently, the results for any prior period may not be indicative of results for any future period.
External factors affecting our business.
Companies within the recreation vehicle and bus industries are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, and other economic conditions affecting consumer attitudes and disposable consumer income generally, demographic changes and political changes. Specific factors affecting the recreation vehicle and bus industries include:
•	overall consumer confidence and the level of discretionary consumer spending;

•	inventory levels, including the level of retail sales by our dealers;

•	general economic conditions;

•	demographics, such as the retirement of “baby boomers”;

•	interest rates and the availability of credit;

•	employment trends;

•	the amount of backlog, which may be a predictor of near-term future revenues;

•	fuel availability and prices;

•	the adverse impact of terrorism on consumer spending and travel related activities; and

•	increases in raw material costs.

Recently, industry conditions in the recreation vehicle market have been adversely affected by record fuel prices, low consumer confidence and tighter lending practices. As a result of these continuing concerns, market conditions continue to be soft and we anticipate this weakness to continue in fiscal 2009. The motorized market has been significantly impacted by current market conditions. The volatility of fuel prices and the tightening of the retail credit markets are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Based on the foregoing, we recognized a non-cash goodwill impairment charge of $7,535 in the fourth quarter of fiscal year 2008 for the goodwill associated with one of our motorized subsidiaries. Our towables market has also softened. The decline in wholesale demand has directly impacted our gross margins.
Two dealers accounted for an aggregate of 27% of our bus sales for fiscal year 2008. The loss of either dealer could have a significant effect on our bus business.
A significant portion of our sales of small and mid-size buses are derived from state and local transportation authorities.
Approximately 60% of our bus sales for fiscal year 2008 were derived from contracts with state and local transportation authorities, in most cases with partial funding from federal agencies. There can be no assurance that these authorities will not reduce their expenditures for our buses in the future as a result of budgetary constraints or otherwise. A reduction in the purchase of our buses by these authorities could have an adverse effect on our business and results of operations.
Fuel shortages, or continuing high prices for fuel, could have a negative effect on sales of our recreation vehicles.
Gasoline or diesel fuel is required for the operation of recreation vehicles. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel and substantial increases in the price of fuel have had a material adverse effect on the recreation vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.
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
Our business is affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had an adverse impact upon our business and results of operations in the past and may continue to do so in the future. In particular, the current credit crisis may have a significant impact on our business.
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
In accordance with customary practice in the recreation vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products and after completion of a credit investigation of the dealer involved, we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, for up to 12 months after a recreation vehicle is financed and in the event of default by the dealer, we will repurchase the recreation vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreation vehicles in the future, this would increase our costs. In difficult economic times this amount could become material.
For some of our components, we depend on a small group of suppliers, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.
Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of chassis for our motorhomes and buses, where Ford Motor Company and General Motors are the dominant suppliers. The recreation vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreation vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motorhome or bus chassis, or if as a group all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of Ford Motor Company, General Motors or other chassis suppliers could have a material adverse effect on our sales. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either our company or the chassis supplier. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.
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
We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws”. Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including buses and motorhomes, that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations. Failure to comply with any of the foregoing laws or regulations could have an adverse impact on our business.

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
We are also subject to certain provisions of the Delaware General Corporation Law that could delay, deter or prevent us from entering into an acquisition, including provisions which prohibit a Delaware corporation from engaging in a business combination with an interested shareholder unless specific conditions are met. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock and may deprive you of an opportunity to sell your shares at a premium over prevailing prices.
We will continue to be effectively controlled by one of our shareholders.
Wade F. B. Thompson, our President and Chief Executive Officer and Chairman of our Board of Directors, owns directly or indirectly voting control over an aggregate of 16,305,470 shares of our common stock, representing 29.4 % of our issued and outstanding voting stock as of September 15, 2008. As a result, Mr. Thompson will be able to significantly influence most matters requiring approval by our shareholders, including the election of board members and the approval of mergers or other business combination transactions.
Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
At July 31, 2008, we held $132,550 (par value) of long-term investments with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the Federal government. Since February 12, 2008, auctions have failed for most of these securities and there is no assurance that future auctions of the auction rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As a result of auction failures, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. These developments have resulted in the classification of all of these securities, which were previously classified as short-term investments, as long-term investments in our consolidated financial statements.
At July 31, 2008, there was insufficient observable auction rate securities market information available to determine the fair value of our auction rate securities investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $6,147 related to our auction rate securities investments as of July 31, 2008 primarily attributable to the limited liquidity of these investments.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease approximately 5,881,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities, together with facilities planned for fiscal 2009, are adequate for our current and foreseeable purposes and that we would be able to obtain replacement for our leased premises at acceptable costs should our leases not be renewed.
The following table describes the location, number and size of our facilities as of July 31, 2008.

			Approximate
			Building
		No. of	Area
Locations	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Hensall, Ontario, Canada (Citair)	Owned	1	97,000
Oliver, B.C., Canada (Citair)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	1	90,000
Burley, ID (Dutchmen)	Owned	5	162,000
Goshen, IN (Dutchmen)	Owned	13	659,000
Bristol, IN (Dutchmen)	Owned	1	54,000
Goshen, IN (Aero-Dutchmen) (2)	Leased	1	23,000
Syracuse, IN (Aero-Dutchmen)	Owned	3	133,000
Syracuse, IN (Aero-Dutchmen) (1)	Leased	1	49,000
Elkhart, IN (Four Winds)	Owned	9	707,000
Elkhart, IN (Four Winds) (3)	Leased	2	67,000
Elkhart, IN (Damon)	Owned	8	283,000
Elkhart, IN (Damon) (4)	Leased	3	41,000
Nappanee, IN (Breckenridge)	Owned	2	144,000
Topeka, IN (CrossRoads)	Owned	5	250,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (5)	Leased	3	166,000
Moreno Valley, CA (6)	Leased	1	49,000
Goshen, IN (Keystone) (7)	Leased	4	220,000
Goshen, IN (Keystone)	Owned	12	1,043,000
Howe, IN (Keystone) (9)	Leased	1	168,000
Pendleton, OR (Keystone)	Owned	1	146,000
Pendleton, OR (Keystone) (8)	Leased	1	63,000
Buses:
Salina, KS (ElDorado Kansas)	Owned	2	252,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus)	Owned	5	201,000
Elkhart, IN (Goshen Coach)	Owned	3	126,000

Total		100	5,881,000

(1)	This location is occupied under a net lease which expires in 2010 with option to purchase.

(2)	This location is occupied under a net lease which expires late in 2008.

(3)	These locations are occupied under net leases expiring at various times starting in 2009.

(4)	These locations are occupied under net leases expiring at various times starting in late 2008 thru 2013.

(5)	This location is occupied under a net lease which expires in 2010. This property was sublet to the buyers of Thor California as of June 2008.

(6)	This location is under a net lease which expires in 2010.

(7)	These locations are occupied under net leases, expiring at various periods starting in 2009 thru 2012. Leases have extensions and or options to purchase.

(8)	This location is occupied under a net lease expiring in November 2011 with an option to renew for 7 years.

(9)	This location is occupied under a net lease expiring in 2010.

ITEM 3. LEGAL PROCEEDINGS
The SEC is reviewing the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We are cooperating fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
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

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$52.31	$38.68	$48.32	$39.16
Second Quarter	47.48	29.72	48.02	41.11
Third Quarter	36.91	26.73	48.32	38.50
Fourth Quarter	31.32	19.62	46.82	39.65
Holders
As of September 15, 2008, the number of holders of record of the Company’s common stock was 138.
Dividends
In fiscal 2008, we paid dividends as follows: We paid a special $2 per share dividend as well as a $.07 per share dividend in the first quarter of fiscal 2008. In each of the second, third and fourth quarters of fiscal 2008 we paid a $.07 per share dividend. We paid a special $1 per share dividend as well as a $.07 dividend in our first quarter of fiscal 2007. In each of the second, third and fourth quarters of fiscal 2007 we paid a $.07 per share dividend. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the Board of Directors may deem relevant. There are no limitations on the Company’s ability to pay dividends pursuant to any credit facility.
Equity Compensation Plan Information — see Item 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended July 31,
	2008	2007	2006	2005	2004
Income statement data:
Net sales (2) (3)	$2,640,680	$2,856,308	$3,066,276	$2,558,141	$2,187,739
Net income (2) (3)	92,706	134,731	163,405	119,143	104,513
Earnings per common share (1) (2) (3)
Basic	1.67	2.42	2.89	2.10	1.83
Diluted	1.66	2.41	2.87	2.09	1.81
Dividends declared per common share (1)	2.28	1.28	.19	.42	.09
Dividends paid per common share (1)	2.28	1.28	.49	.12	.09
Balance sheet data:
Total assets (2) (3)	$996,562	$1,059,297	$1,004,725	$853,893	$762,163

(1)	Per share amounts were adjusted for the two-for-one stock split in January 2004.

(2)	Selected financial data for 2008, 2007, 2006, 2005 and 2004 include the results of Damon Corporation, which was acquired on September 2, 2003.

(3)	Selected financial data for 2008, 2007, 2006 and 2005 includes the results of CrossRoads RV, which was acquired on November 1, 2004, and Goshen Coach, Inc. which was acquired on May 27, 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables), is approximately 30%. In the motorized segment of the industry we have a market share of approximately 15%. Our market share in small and mid-size buses is approximately 37%. We also manufacture and sell 40-foot buses at our facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize, improve and expand our plant facilities and expended $14,815 for that purpose in fiscal 2008.
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
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected by record fuel prices, low consumer confidence and tighter lending practices. As a result of these continuing concerns, market conditions continue to be soft and we anticipate this weakness to continue in fiscal 2009.

The motorized market has been significantly impacted by current market conditions. The volatility of fuel prices and the tightening of the retail credit markets are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Based on the foregoing, we recognized a non-cash goodwill impairment of $7,535 in the fourth quarter of fiscal 2008 for the goodwill associated with a subsidiary within our motorized segment. Our towables market has also softened. Dealers continue to sell older model-year units before replacing them with new products. The decline in wholesale demand has directly impacted our gross margins as we have had to increase our discounts to meet competitive pricing.
When fuel prices stabilize and retail credit availability improves, we expect to see a rebound in sales from dealers ordering units for stock and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population than have traditionally participated.
We believe an important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, although the entire RV industry has been weak, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were down approximately 20% for the seven months ended July 31, 2008 compared with the same period last year. The motorized segment was down approximately 35%. Higher interest rates, fuel prices, tighter retail credit and lower consumer confidence appear to affect the motorized segment more severely.
Economic or industry-wide factors affecting our recreation vehicle business include, raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association unit sales of small and mid-sized buses are down 13.5% for the six months ended June 30, 2008 compared with the same period last year.

FISCAL 2008 VS. FISCAL 2007

					Change
	Fiscal 2008		Fiscal 2007		Amount	%
NET SALES
Recreation Vehicles
Towables	$1,763,099		$1,890,100		$(127,001)	(6.7)
Motorized	461,856		565,523		(103,667)	(18.3)

Total Recreation Vehicles	2,224,955		2,455,623		(230,668)	(9.4)
Buses	415,725		400,685		15,040	3.8

Total	$2,640,680		$2,856,308		$(215,628)	(7.5)

# OF UNITS
Recreation Vehicles
Towables	78,888		87,506		(8,618)	(9.8)
Motorized	5,863		7,634		(1,771)	(23.2)

Total Recreation Vehicles	84,751		95,140		(10,389)	(10.9)
Buses	6,280		6,497		(217)	(3.3)

Total	91,031		101,637		(10,606)	(10.4)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$246,505	14.0	$273,445	14.5	$(26,940)	(9.9)
Motorized	35,928	7.8	55,334	9.8	(19,406)	(35.1)

Total Recreation Vehicles	282,433	12.7	328,779	13.4	(46,346)	(14.1)
Buses	39,993	9.6	34,516	8.6	5,477	15.9
Total	$322,426	12.2	$363,295	12.7	$(40,869)	(11.2)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$102,356	5.8	$107,804	5.7	$(5,448)	(5.1)
Motorized	28,899	6.3	30,068	5.3	(1,169)	(3.9)

Total Recreation Vehicles	131,255	5.9	137,872	5.6	(6,617)	(4.8)
Buses	18,088	4.4	14,809	3.7	3,279	22.1
Corporate	27,725	—	25,016	—	2,709	10.8

Total	$177,068	6.7	$177,697	6.2	$(629)	(.4)

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$146,306	8.3	$165,259	8.7	$(18,953)	(11.5)
Motorized	(522)	(.1)	25,140	4.4	(25,662)	(102.1)

Total Recreation Vehicles	145,784	6.6	190,399	7.8	(44,615)	(23.4)
Buses	21,132	5.1	18,997	4.7	2,135	11.2
Corporate	(14,509)	—	(12,536)	—	(1,973)	15.7

Total	$152,407	5.8	$196,860	6.9	$(44,453)	(22.6)

ORDER BACKLOG

	As of	As of	Change
	July 31, 2008	July 31, 2007	Amount	%
Recreation Vehicles
Towables	$106,792	$276,136	$(169,344)	(61.3)
Motorized	38,774	84,718	(45,944)	(54.2)

Total Recreation Vehicles	145,566	360,854	$(215,288)	(59.7)
Buses	260,805	228,862	31,943	14.0

Total	$406,371	$589,716	$(183,345)	(31.1)

CONSOLIDATED
Net sales and gross profit for fiscal 2008 were down 7.5% and 11.2%, respectively, compared to fiscal 2007. Selling, general and administrative expenses for fiscal 2008 decreased 0.4% compared to fiscal 2007. Income before income taxes for fiscal 2008 was down 22.6% compared to fiscal 2007. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $27,725 for fiscal 2008 compared to $25,016 for fiscal 2007. This increase of $2,709 is primarily the result of increased insurance costs, legal expenses, and audit related expenses for the twelve months ended July 31, 2008 offset primarily by reduced legal costs related to the previously disclosed SEC investigation expensed in the twelve months ended July 31, 2007. Corporate interest income and other income was $13,333 for fiscal 2008 compared to $12,499 for fiscal 2007.
The overall annual effective tax rate for fiscal 2008 was 39.2% compared to 31.6% for fiscal 2007. The primary reasons for this difference in rate are (1) in fiscal 2008, an increase in our FIN48 liability, (2) lower income before income taxes, including impairment charges, and (3)  in fiscal 2007, reversals of income tax reserves due to settlements of an Internal Revenue Service examination and a tax dispute with the state of Indiana.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	3.1%	(9.8)%	(6.7)%
Motorized	4.9%	(23.2)%	(18.3)%
TOWABLE RECREATION VEHICLES
The decrease in towable net sales of 6.7% resulted primarily from a 9.8% decrease in unit shipment offset by a 3.1% increase in average prices per unit resulting from mix of product. The overall industry decrease in wholesale unit shipments of towables for August 2007 through July 2008 was 10.7% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage decreased to 14.0% of net sales for fiscal 2008 from 14.5% of net sales for fiscal 2007. The primary factor for this decrease in gross profit percentage was the decrease in net sales. Selling, general and administrative expenses were 5.8% of net sales for fiscal 2008 compared to 5.7% of net sales for fiscal 2007.
Towables income before income taxes decreased to 8.3% of net sales for fiscal 2008 from 8.7% of net sales for fiscal 2007. The primary factor for this decrease was the reduction in unit sales and corresponding margins.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 18.3% resulted primarily from a 23.2% decrease in unit shipments offset by a 4.9% increase in average price per unit resulting primarily from mix of product. The overall industry decrease in wholesale unit shipments of motorhomes for the period August 2007 through July 2008 was 23.0% according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage was 7.8% of net sales for fiscal 2008 and 9.8% of net sales for fiscal 2007. The primary factor for this decrease in gross profit was the difficult market environment, particularly in the fourth quarter, which led to higher discounting. Selling, general and administrative expenses were 6.3% of net sales for fiscal 2008 compared to 5.3% of net sales for fiscal 2007.
Motorized income before income taxes was (.1)% of net sales for fiscal 2008 and 4.4% of net sales for fiscal 2007. This reflects the impact of the goodwill and asset write-downs of $7,535 and $1,662, respectively, at one of our subsidiaries.

BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	7.1%	(3.3)%	3.8%
The increase in buses net sales of 3.8% resulted from a 3.3% decrease in unit shipments offset by a 7.1% increase on average price resulting primarily from a mix of product.
Buses gross profit percentage increased to 9.6% of net sales for fiscal 2008 from 8.6% of net sales for fiscal 2007. The primary reason for the increase in buses gross profit percentage was the increase in buses net sales. Selling, general and administrative expenses were 4.4% of net sales for fiscal 2008 and 3.7% for fiscal 2007.
Buses income before income taxes increased to 5.1% of net sales for 2008 from 4.7% of net sales for fiscal 2007 due to increased sales.

FISCAL 2007 VS. FISCAL 2006

					Change
	Fiscal 2007		Fiscal 2006		Amount	%
NET SALES
Recreation Vehicles
Towables	$1,890,100		$2,173,483		$(283,383)	(13.0)
Motorized	565,523		577,025		(11,502)	(2.0)

Total Recreation Vehicles	2,455,623		2,750,508		(294,885)	(10.7)
Buses	400,685		315,768		84,917	26.9

Total	$2,856,308		$3,066,276		$(209,968)	(6.8)

# OF UNITS
Recreation Vehicles
Towables	87,506		112,103		(24,597)	(21.9)
Motorized	7,634		7,860		(226)	(2.9)

Total Recreation Vehicles	95,140		119,963		(24,823)	(20.7)
Buses	6,497		5,725		772	13.5

Total	101,637		125,688		(24,051)	(19.1)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$273,445	14.5	$350,954	16.1	$(77,509)	(22.1)
Motorized	55,334	9.8	55,622	9.6	(288)	(0.5)

Total Recreation Vehicles	328,779	13.4	406,576	14.8	(77,797)	(19.1)
Buses	34,516	8.6	24,882	7.9	9,634	38.7

Total	$363,295	12.7	$431,458	14.1	$(68,163)	(15.8)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$107,804	5.7	$121,778	5.6	$(13,974)	(11.5)
Motorized	30,068	5.3	28,147	4.9	1,921	6.8

Total Recreation Vehicles	137,872	5.6	149,925	5.5	(12,053)	(8.0)
Buses	14,809	3.7	14,577	4.6	232	1.6
Corporate	25,016	—	19,424	—	5,592	28.8

Total	$177,697	6.2	$183,926	6.0	$(6,229)	(3.4)

INCOME BEFORE INCOME TAXES
Recreation Vehicles
Towables	$165,259	8.7	$228,592	10.5	$(63,333)	(27.7)
Motorized	25,140	4.4	27,404	4.7	(2,264)	(8.3)

Total Recreation Vehicles	190,399	7.8	255,996	9.3	(65,597)	(25.6)
Buses	18,997	4.7	9,356	3.0	9,641	103.0
Corporate	(12,536)	—	(9,241)	—	(3,295)	(35.7)

Total	$196,860	6.9	$256,111	8.4	$(59,251)	(23.1)

ORDER BACKLOG

	As of	As of	Change
	July 31, 2007	July 31, 2006	Amount	%
Recreation Vehicles
Towables	$276,136	$229,823	$46,313	20.2
Motorized	84,718	103,214	(18,496)	(17.9)

Total Recreation Vehicles	360,854	333,037	27,817	8.4
Buses	228,862	216,454	12,408	5.7

Total	$589,716	$549,491	$40,225	7.3

CONSOLIDATED
Net sales and gross profit for fiscal 2007 were down 6.8% and 15.8%, respectively, compared to fiscal 2006. We estimate that in fiscal year 2006 approximately $122,258 or 5.6% of towable net sales were related to hurricane relief units sold through our dealer network. There were no sales of hurricane relief units in fiscal 2007. Selling, general and administrative expenses for fiscal 2007 decreased 3.4% compared to fiscal 2006. Income before income taxes for fiscal 2007 was down 23.1% compared to fiscal 2006. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
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
TOWABLE RECREATION VEHICLES
The decrease in towable net sales of 13% resulted primarily from a 21.9% decrease in unit shipments. We estimate that in fiscal year 2006 approximately $122,258, or 5.6%, of towable net sales were related to hurricane relief units sold through our dealer network. There were no sales of hurricane relief units in fiscal 2007. Excluding the effect of hurricane relief units, towables net sales for fiscal year 2007 decreased 7.9% compared to fiscal year 2006. The overall industry decrease in towables shipments for August 2006 through July 2007 was 16% according to statistics provided by the Recreation Vehicle Industry Association. Increases in the average price per unit resulted from product mix and no hurricane unit sales in fiscal 2007. Hurricane unit pricing in fiscal 2006 was substantially lower than the average price per unit of other towables.
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
Motorized gross profit percentage was 9.8% of net sales for fiscal 2007 and 9.6% of net sales for fiscal 2006. Selling, general and administrative expenses were 5.3% of net sales for fiscal 2007 compared to 4.9% of net sales for fiscal 2006.

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
Financial Condition and Liquidity
As of July 31, 2008, we had $189,620 in cash, cash equivalents and short-term investments, compared to $346,464 on July 31, 2007. This decrease was primarily due to a reclassification of auction rate securities from short-term investments to long-term investments.
At July 31, 2008, substantially all investments are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, and records any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At July 31, 2008, we held $132,550 (par value) of long-term investments comprised of taxable and tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At July 31, 2008, substantially all of the ARSs we held were AAA rated, or equivalent, and none were below AA rated, or equivalent, with most collateralized by student loans and substantially backed by the U.S. Federal Government.
Since February 12, 2008, most auctions have failed for all of these securities and there is no assurance that future auctions on the auction rate securities in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
At July 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a cumulative temporary impairment of $6,147 related to our ARS investments as of July 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through August 31, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of July 31, 2008. We currently have the ability and the intent to hold these ARS investments until recovery of the auction process or until maturity.

Working capital at July 31, 2008 was $279,504 compared to $428,329 at July 31, 2007. We have no long-term debt. We currently have a $30,000 revolving line of credit which bears interest at negotiated rates below prime and expires on November 30, 2008. There were no borrowings on this line of credit during the year ended July 31, 2008. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires us to maintain certain financial ratios. We believe that internally generated funds and the line of credit will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $14,815 for fiscal year ended July 31, 2008 were primarily for planned expansions and improvements of $11,841 at our recreation vehicle facilities and $1,094 for our bus operations. We paid a special $2.00 dividend in fiscal 2008 totaling $111,693. We also bought back 435,739 shares of Thor common stock in fiscal 2008 at a total cost of $13,561.
The Company anticipates capital expenditures in fiscal 2009 of approximately $8,823. These expenditures will be made primarily for replacement and upgrading of machinery, equipment and other assets to be used in the ordinary course of business.
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
Impairment of Goodwill, Trademarks and Long-Lived Assets
We at least annually review the carrying value of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed primarily using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and reserve requirements and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.
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

Principal Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments at July 31, 2008 are summarized in the following charts. We have no other off balance sheet commitments.

Contractual	Payments Due By Period
Obligations	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	After 5 Years
Operating leases	$8,759	$3,555	$4,148	$959	$97
Consigned Inventory	38,639	38,639	—	—	—
Unrecognized tax benefits (1)	2,200	2,200	—	—	—

Total contractual cash obligations	$49,598	$44,394	$4,148	$959	$97

(1)	We have included in unrecognized tax benefits, approximately $2,200 for payments expected to be made in fiscal 2009. Unrecognized tax benefits in the amount of approximately $29,300 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

Other	Total	Amount of Commitment Expiration Per Period
Commercial	Amounts	Less Than 1
Commitments	Committed	Year	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$1,786	$1,786	$—	$—	$—
Standby repurchase obligations	$817,248	$817,248	$—	$—	$—

Total commercial commitments	$819,034	$819,034	$—	$—	$—

Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for Thor’s fiscal year beginning August 1, 2008. We believe the adoption of SFAS No. 159 will not have a material effect on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for Thor’s fiscal year beginning August 1, 2008. We believe the adoption of SFAS No. 157 will not have a material effect on our financial statements.
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
In June 2008, the FASB issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-

based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently assessing the potential impact this FSP will have on our calculation and presentation of EPS.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This pronouncement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently assessing the potential impact, if any, that SFAS 162 will have on our financial position or results of operations.
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
At July 31, 2008, substantially all investments are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its auction rate securities at par, and record any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At July 31, 2008, we held $132,550 (par value) of long-term investments comprised of taxable and tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At July 31, 2008, substantially all of the ARSs we held were AAA rated, or equivalent, and none were below AA rated, or equivalent, with most collateralized by student loans and substantially backed by the U.S. Federal Government.
Since February 12, 2008 auctions have failed for most of these securities and there is no assurance that future auctions on the auction rate securities in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
At July 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $6,147 related to our ARS investments as of July 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through August 31, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of July 31, 2008. We currently have the ability and the intent to hold these ARS investments until recovery of the auction process or until maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED) — SEE ITEM 15
Quarterly Financial Data

	October 31	January 31	April 30	July 31
Fiscal 2008
Net Sales	$763,736	$599,170	$707,931	$569,843
Gross profit	101,275	69,717	89,999	61,435
Net income	38,209	21,602	27,854	5,041
Earnings per common share
Basic	.69	.39	.51	.09
Diluted	.68	.39	.50	.09
Dividends declared per common share	2.07	.07	.07	.07
Dividends paid per common share	2.07	.07	.07	.07
Market prices per common share
High	$52.31	$47.48	$36.91	$31.32
Low	$38.68	$29.72	$26.73	$19.62

	October 31	January 31	April 30	July 31
Fiscal 2007
Net Sales	$727,716	$584,049	$789,643	$754,900
Gross profit	89,168	61,169	102,980	109,978
Net income	30,597	18,252	35,569	50,313
Earnings per common share
Basic	.55	.33	.64	.90
Diluted	.55	.33	.64	.90
Dividends declared per common share	1.07	.07	.07	.07
Dividends paid per common share	1.07	.07	.07	.07
Market prices per common share
High	$48.32	$48.02	$48.32	$46.82
Low	$39.16	$41.11	$38.50	$39.65
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Part A – Disclosure Controls and Procedures.
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

Part B – Management’s Annual Report on Internal Control Over Financial Reporting
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
The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2008, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company believes that as of July 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.
Part C – Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2008, there have been no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Thor Industries, Inc.
Jackson Center, Ohio
We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2008 and our report dated September 29, 2008 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 29, 2008

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a written code of ethics, the “Thor Industries, Inc. Business Ethics Policy” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission a copy of the code has been posted on the Company’s website and is also available in print to any person, without charge, upon request. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.thorindustries.com or by filing a Form 8-K.
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
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2008, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of July 31, 2008 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2006 Equity Incentive Plan and the Thor Industries, Inc. 1999 Stock Option Plan.

Number of securities
	Number of securities			remaining available for
	to be issued		Weighted-average	future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	514,561	(1)	$23.48	900,000	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	514,561		$23.48	900,000

(1)	Represents shares underlying stock options granted pursuant to the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)	Represents shares remaining available for future issuance pursuant to the 2006 Plan.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
(b) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004)

3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)

4.1	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)

10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)

10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)

10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000)

10.4	Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007)

10.5	Thor Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on For 10-K for the fiscal year ended July 31, 2007)

10.6	Amendment to Thor Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10K for the fiscal year ended July 31, 2007)

10.7	Offer Letter of Christian G. Farman (incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated May 6, 2008)

10.8	Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.2 of the Company’s 8-K dated May 6, 2008)

10.9	Thor Industries, Inc. Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s 8-K dated May 6, 2008)

10.10	Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to directors (incorporated by reference to Exhibit 10.4 of the Company’s 8-K dated May 6, 2008)

10.11	Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to employees and consultants (incorporated by reference to Exhibit 10.5 of the company’s 8-K dated May 6, 2008)

14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)

21.1	Subsidiaries of the Company*

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THOR INDUSTRIES, INC.

(Signed)	/S/ Wade F.B. Thompson
Wade F. B. Thompson
Chairman, President, and Chief Executive Officer
Date: September 29, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Peter B. Orthwein	(Signed)	/S/ Christian G. Farman

Peter B. Orthwein			Christian G. Farman
Vice Chairman, Treasurer and			Chief Financial Officer
Director			(Principal Financial Officer & Principal
Accounting Officer)

Date: September 29, 2008		Date: September 29, 2008

(Signed)	/S/ Wade F.B. Thompson	(Signed)	/S/ Alan Siegel

Wade F. B. Thompson			Alan Siegel
Chairman, President, Chief Executive			Director
Officer and Director (Principal Executive Officer)

Date: September 29, 2008		Date: September 29, 2008

(Signed)	/S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

William C. Tomson			Neil D. Chrisman
Director			Director

Date: September 29, 2008		Date: September 29, 2008

(Signed)	/S/ H. Coleman Davis	(Signed)	/S/ Jan H. Suwinski

H. Coleman Davis			Jan H. Suwinski
Director			Director

Date: September 29, 2008		Date: September 29, 2008

(Signed)	/S/ Geoffrey A. Thompson

Geoffrey A. Thompson
Director

Date: September 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Thor Industries, Inc.
Jackson Center, Ohio
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dayton, Ohio
September 29, 2008

Consolidated Balance Sheets, July 31, 2008 and 2007
(amounts in thousands except share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$189,620	$171,889
Investments-short term (Note A)	—	174,575
Accounts receivable:
Trade, less allowance for doubtful accounts — $295 in 2008 and $122 in 2007 (Note A)	136,866	171,596
Other	9,489	5,799
Inventories (Note D)	152,582	168,980
Deferred income taxes and other (Note F)	39,363	12,689

Total current assets	527,920	705,528

Property, plant and equipment:
Land	21,090	21,795
Buildings and improvements	135,167	134,352
Machinery and equipment	71,965	64,572

Total cost	228,222	220,719
Less accumulated depreciation	74,992	63,477

Net property, plant and equipment	153,230	157,242

Investments — Joint ventures (Note K)	3,269	2,671

Other assets:
Long term investments	126,403	—
Goodwill (Note C)	158,128	165,663
Noncompete agreements — Net (Note C)	1,093	1,906
Trademarks (Note C)	13,900	13,900
Other	12,619	12,387

Total other assets	312,143	193,856

Total	$996,562	$1,059,297

See notes to consolidated financial statements.

	2008	2007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96,158	$123,433
Accrued liabilities:
Compensation and related items	24,845	39,242
Product warranties (Note M)	61,743	64,310
Taxes	26,050	17,991
Promotions and rebates	10,781	11,697
Product/property liability and related liabilities	12,560	11,691
Other	16,279	8,835

Total current liabilities	248,416	277,199

Deferred income taxes and other liabilities (Note F)	19,118	15,767
Unrecognized tax benefits	29,332	—

Total long term liabilities	48,450	15,767

Contingent liabilities and commitments (Note I)	—	—
Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,317,263 shares at July 31, 2008 and 57,222,404 shares at July 31, 2007	5,732	5,722
Additional paid-in capital	93,683	90,247
Retained earnings	675,928	727,729
Accumulated other comprehensive income	(1,963)	2,756
Less treasury shares of 1,877,339 in 2008 and 1,441,600 in 2007, at cost	(73,684)	(60,123)

Total stockholders’ equity	699,696	766,331

Total	$996,562	$1,059,297

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2008, 2007 and 2006
(amounts in thousands except per share data)

	2008	2007	2006
Net sales	$2,640,680	$2,856,308	$3,066,276
Cost of products sold (2008 includes impairment and other charges of $7,237)	2,318,254	2,493,013	2,634,818

Gross profit	322,426	363,295	431,458
Selling, general and administrative expenses	177,068	177,697	183,926
Impairment of goodwill	7,535	—	—
Amortization of intangibles	813	935	949
Gain on sale of property	2,308	—	—
Interest income	11,511	11,376	9,020
Interest expense	1,315	774	1,248
Other income	2,893	1,595	1,756

Income before income taxes	152,407	196,860	256,111
Income taxes (Note F)	59,701	62,129	92,706

Net income	$92,706	$134,731	$163,405

Earnings per common share (Note A)
Basic	$1.67	$2.42	$2.89
Diluted	$1.66	$2.41	$2.87
See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2008, 2007 and 2006
(amounts in thousands except share and per share data)

							Accumulated
					Additional	Restricted	Other		Compre-
	Treasury Stock		Common Stock		Paid-In	Stock	Comprehensive	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Plan	Income (Loss)	Earnings	Income
July 31, 2005	256,000	$(7,031)	56,933,483	$5,693	$82,652	$(747)	$943	$511,681
Net income	—	—	—	—	—	—	—	163,405	$163,405
Shares purchased	1,145,200	(51,462)	—	—	—	—	—	—	—
Stock option activity	—	—	171,003	17	3,331	—	—	—	—
Restricted stock activity	—	—	(4,200)	—	191	42	—	—	—
Cash dividends — $.19 per common share	—	—	—	—	—	—	—	(10,764)	—
Adoption of SFAS123R	—	—	—	—	(494)	494	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	829	—	829
Compensation expense	—	—	—	—	858	211	—	—	—

July 31, 2006	1,401,200	(58,493)	57,100,286	5,710	86,538	—	1,772	664,322	$164,234

Net income	—							134,731	$134,731
Shares purchased	40,400	(1,630)	—	—	—	—	—	—	—
Stock option activity	—	—	123,618	12	2,623	—	—	—	—
Restricted stock activity	—	—	(1,500)	—	476	—	—	—	—
Cash dividends — $1.28 per common share	—	—	—	—	—	—	—	(71,324)	—
Foreign currency translation adjustment	—	—	—	—	—	—	984	—	984
Compensation expense	—	—	—	—	610	—	—	—	—

July 31, 2007	1,441,600	(60,123)	57,222,404	5,722	90,247	—	2,756	727,729	$135,715

Net income	—	—	—	—	—	—	—	92,706	$92,706
Shares purchased	435,739	(13,561)	—	—	—	—	—	—	—
Stock option activity	—	—	94,859	10	2,592	—	—	—	—
Restricted stock activity	—	—	—	—	488	—	—	—	—
Cash dividends — $2.28 per common share	—	—	—	—	—	—	—	(127,278)	—
Adoption of FIN48	—	—	—	—	—	—	—	(17,229)	—
Unrealized depreciation on investments (net of tax)	—	—	—	—	—	—	(3,810)	—	(3,810)
Foreign currency translation adjustment (net of tax)	—	—	—	—	—	—	(909)	—	(909)
Compensation expense	—	—	—	—	356	—	—	—	—

July 31, 2008	1,877,339	$(73,684)	57,317,263	$5,732	$93,683	$—	$(1,963)	$675,928	$87,987

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2008, 2007 and 2006
(amounts in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$92,706	$134,731	$163,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,208	12,970	13,097
Amortization of intangibles	813	935	949
Goodwill impairment	7,535	—	—
Deferred income taxes	(31,791)	(1,324)	(4,094)
(Gain) loss on disposition of property, plant and equipment	(2,365)	82	5
Loss on sale of trading investments	—	104	439
Unrealized (gain) loss on trading investments	—	—	10
Stock based compensation	356	610	1,069
Changes in assets and liabilities:
Purchase of trading investments	—	—	(255,491)
Proceeds from sale of trading investments	—	68,133	232,024
Accounts receivable	31,040	16,348	(50,108)
Inventories	16,398	14,189	(22,684)
Deferred taxes and other	382	(3,213)	(2,120)
Accounts payable	(27,615)	(21,537)	23,888
Accrued liabilities	10,595	7,410	35,212
Other	7,846	3,315	1,658

Net cash provided by operating activities	122,108	232,753	137,259

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,475)	(13,654)	(30,166)
Proceeds from disposition of property plant and equipment	5,016	232	263
Purchase of available for sale investments	(66,650)	(295,765)	—
Proceeds from sale of available for sale investments	108,675	121,046	—

Net cash provided by (used in) investing activities	32,566	(188,141)	(29,903)

Cash flows from financing activities:
Cash dividends	(127,278)	(71,324)	(27,764)
Purchase of common stock held as treasury shares	(13,561)	(1,630)	(51,462)
Proceeds from issuance of common stock	3,090	3,111	3,581

Net cash (used in) financing activities	(137,749)	(69,843)	(75,645)

Effect of exchange rate changes on cash	806	984	829

Net (decrease) increase in cash and cash equivalents	17,731	(24,247)	32,540
Cash and cash equivalents, beginning of year	171,889	196,136	163,596

Cash and cash equivalents, end of year	$189,620	$171,889	$196,136

Supplemental cash flow information:
Income taxes paid	$73,076	$62,121	$82,817
Interest paid	$1,315	$774	$1,248
Non-cash transactions:
Capital expenditures in accounts payable	$543	$203	$842
Cancellation of restricted stock	$—	$35	$42
Deferred taxes, net	$562	$—	$—
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements for the Years Ended July 31, 2008, 2007 and 2006
(All amounts presented in thousands except share and per share data)
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the “Company”). All intercompany balances and transactions are eliminated upon consolidation.
Cash and Cash Equivalents — Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents of $149,058 is held by one financial institution. The remaining $40,562 is held at various other financial institutions.
Investments — The Company classifies investments as available-for-sale.
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
Other Assets — Other assets consist of goodwill, trademarks, non-compete agreements and long-term investments. Non-compete agreements are amortized using the straight-line method over 5 to 10 years. Goodwill and trademarks are not amortized but are tested at least annually for impairment. Trademarks are not amortized because they have indefinite useful lives.
Long-lived Assets — Long-lived assets and identifiable intangibles that are amortized are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company assesses the potential impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144. This test involves management comparing the fair value of long-lived assets to the respective carrying amounts when a triggering event necessitates the assessment. Management assessed the fair value of certain properties which will no longer be used for operational or administrative purposes and are being listed for sale or lease and marketed as such in the Elkhart, Indiana area. Given the decline of the real estate market in 2008, the fair value of such properties has indicated an impairment of $1,962 which the Company recorded in the fourth quarter of fiscal 2008 of which $1,826 is reported in cost of products sold and $136 is reported in selling, general and administrative expenses in the Consolidated Statement of Income. $1,662 of this impairment is reported under the motorized recreation vehicles segment and $300 is reported under the towable recreation vehicles segment.
Product Warranties — Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.
Allowance for Doubtful Accounts — A summary of bad debt activity is as follows:

	Year Ended	Year Ended	Year Ended
	July 31, 2008	July 31, 2007	July 31, 2006
Beginning Balance	$122	$105	$506
Charged to expense	311	72	98
Write-offs net of recoveries/payments	(138)	(55)	(499)

Ending Balance	$295	$122	$105

Insurance Reserves — Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported, and changes in the reserves. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and reserve requirements and historical claims experience. Group medical reserves are estimated using historical claims experience . We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions.
Revenue Recognition – Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors, or contract buyers in accordance with shipping terms, which are FOB shipping point.
Revenues from the sale of recreation vehicles and buses are recorded when all of the following conditions have been met:
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
Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the latter of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows were $8,139, $8,104 and $8,659 in fiscal 2008, 2007 and 2006, respectively.
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
Income taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the company’s financial statements or tax returns.
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
Stock Options – The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value, and related compensation costs are recognized over the option vesting period which is 3 to 4 years.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and restricted stock.

	2008	2007	2006
Weighted average shares outstanding for basic earnings per share	55,593,572	55,665,275	56,502,865
Stock options and restricted stock	138,135	257,833	394,174

Weighted average shares outstanding assuming dilution	55,731,707	55,923,108	56,897,039

Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for Thor’s fiscal year beginning August 1, 2008. We believe the adoption of SFAS No. 159 will not have a material effect on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for Thor’s fiscal year beginning August 1, 2008. We believe the adoption of SFAS 157 will not have a material effect on our financial statements.
In December 2007, the FASB issued SFAS 141R,“Business Combinations”, which is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods.  Among the more significant changes in the accounting for acquisitions are the following:
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
In June 2008, the FASB issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This pronouncement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, that SFAS 162 will have on our financial position or results of operations.

B. INVESTMENTS
At July 31, 2008, substantially all investments are comprised of auction rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company purchases its auction rate securities at par, and records any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At July 31, 2008, we held $132,550 (par value) of long-term investments comprised of taxable and tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At July 31, 2008, substantially all of the ARSs we held were AAA rated, or equivalent, and none were below AA rated, or equivalent, with most collateralized by student loans and substantially backed by the U.S. Federal Government.
Since February 12, 2008, most auctions have failed for all of these securities and there is no assurance that future auctions on the auction rate securities in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
At July 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $6,147 related to our ARS investments as of July 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through August 31, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of July 31, 2008. We currently have the ability and the intent to hold these ARS investments until recovery of the auction process or until maturity.
C. GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we test goodwill for impairment as of April 30.
The components of other intangibles are as follows:

	July 31, 2008		July 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortizable Intangible Assets- Non-compete agreements	$5,938	$4,845	$6,256	$4,350
Aggregate amortization expense for non-compete agreements for the years ended July 31, 2008, 2007 and 2006 were $813, $935, and $949, respectively. Non-compete agreements are amortized on a straight-line basis.
The weighted average remaining amortization period at July 31, 2008 is 2.65 years.

Estimated Amortization Expense:

For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$57
In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment.
Management engages an independent valuation firm to assist in its impairment assessment reviews. The value of all indefinite-lived trademarks was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. The fair value of the Company’s reporting units for purposes of goodwill testing was determined primarily by employing a discounted cash flow methodology.
As of April 30, 2007, the Company completed its impairment analysis and determined that a charge for impairment was not required. The Company’s recently completed impairment review as of April 30, 2008 resulted in a non-cash goodwill impairment charge of $7,535 in the fourth quarter for the goodwill associated with an operating subsidiary in the motorized reportable segment. The impairment results from the difficult market environment and outlook for the motorhome business.
Goodwill and trademarks by segment totaled as follows:

	July 31, 2008		July 31, 2007
	Goodwill	Trademark	Goodwill	Trademark
Recreation Vehicles
Towables	$143,795	$10,237	$143,795	$10,237
Motorized	9,717	2,600	17,252	2,600
Buses	4,616	1,063	4,616	1,063

Total	$158,128	$13,900	$165,663	$13,900

D. INVENTORIES
Major classifications of inventories are:

	As of July 31,
	2008	2007
Finished products	$13,584	$12,326
Work in process	51,162	52,102
Raw materials	79,356	87,245
Chassis	37,562	42,528

Subtotal	181,664	194,201
Less excess of FIFO costs over LIFO costs	29,082	25,221

Total inventories	$152,582	$168,980

E. LINE OF CREDIT
The Company has a $30,000 unsecured revolving line of credit which bears interest at prime less 2.15% (2.85% at July 31, 2008) and expires on November 30, 2008. There was no outstanding balance at July 31, 2008 and July 31, 2007. The loan agreement executed in connection with the line of credit contains certain covenants, including restrictions on additional indebtedness, and requires the Company to maintain certain financial ratios. The Company intends to renew the unsecured revolving line of credit prior to expiration.

F. INCOME TAXES

	Years ended July 31,
	2008	2007	2006
Income taxes:
Federal	$79,263	$66,049	$82,256
State and local	11,979	(3,065)	13,415
Foreign	250	469	1,129

Total current	91,492	63,453	96,800

Federal deferred	(27,981)	(1,396)	(3,863)
State and local deferred	(3,810)	72	(231)

Total deferred	(31,791)	(1,324)	(4,094)

Income taxes	$59,701	$62,129	$92,706

During the year ended July 31, 2007, the Company settled an Internal Revenue Service examination and a tax dispute with the State of Indiana. The Company reversed related income tax reserves and recognized a current tax benefit in the provision for income taxes of approximately $9,300.
The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	Years ended July 31,
	2008	2007	2006
Provision at statutory rates	$53,342	$68,901	$89,639
State and local income taxes, net of federal tax benefit	5,310	5,363	8,730
Extraterritorial income benefit	—	(362)	(1,013)
Credits and incentives	(521)	(1,150)	(233)
Domestic production activities deduction	(4,099)	(1,988)	(2,396)
Other, including adjustments of income tax reserves	5,669	(8,635)	(2,021)

Income taxes	$59,701	$62,129	$92,706

Income before income taxes includes foreign income (loss) of ($573) in fiscal 2008, $1,226 in fiscal 2007, and $2,962 in fiscal 2006.

	July 31,	July 31,	July 31,
	2008	2007	2006
A summary of deferred income taxes is:
Current deferred tax asset (liability):
Inventory basis	$(1,305)	$(1,166)	$(1,076)
Employee benefits	2,375	1,454	2,110
Self-insurance	4,970	2,506	(518)
Product warranties	23,260	1,980	3,377
Accrued incentives	4,205	1,733	1,543
Other	386	(502)	(538)

Total current deferred tax asset included in deferred income taxes and other	$33,891	$6,005	$4,898

Long-term deferred tax asset (liability):
Property basis	(1,908)	(2,203)	(2,211)
Investments	1,410	168	162
Deferred compensation	5,169	4,773	3,859
Auction rate securities	2,337	—	—
Intangibles	(3,858)	(6,034)	(5,267)
Foreign currency translation	(1,715)	—	—
Other	(328)	(64)	(120)

Total net long-term deferred tax liability included in deferred income taxes and other liabilities	1,107	(3,360)	(3,577)

Net deferred tax asset	$34,998	$2,645	$1,321

The Company’s net deferred tax asset increased primarily as a result of the Company’s decision not to prefund a portion of its insurance premium to its captive. Additionally, the net deferred tax asset increased because of the impairment of tax deductible goodwill and fixed assets. As of July 31, 2008, the Company had a $3,600 capital loss carryover that it expects to realize.

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
Changes in the unrecognized tax benefit during fiscal year 2008 were as follows:

Unrecognized
Tax Benefit
Beginning balance – August 1, 2007	$19,463
Tax positions related to prior years:
Additions	—
Reductions	(7)
Tax positions related to current year:
Additions	3,805
Reductions	—
Settlements	(1,573)
Lapses in statute of limitations	(656)

Ending balance — July 31, 2008	$21,032

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liability accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2008 and August 1, 2007, respectively, were $10,600 and $6,500. Interest and penalties are not included in the schedule above of unrecognized tax benefits.
The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after 2005. We are currently under audit by the Internal Revenue Service for 2006 through 2007 tax years. We are currently under audit by various state Departments of Revenue for 2002 through 2005 tax years. The anticipated effect on unrecognized tax benefits resulting from these audits is not expected to have a material impact on the financial statements.
The Company anticipates a decrease of approximately $2,200 in unrecognized tax benefits within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
G. LEASES
The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases are $8,759, which includes the following amount due in each of the next five fiscal years ending July 31: $3,555 in fiscal 2009; $2,767 in fiscal 2010; $1,381 in fiscal 2011; $741 in fiscal 2012; $218 in fiscal 2013 and $97 thereafter. Rent expense was $4,457 in fiscal 2008, $4,736 in fiscal 2007 and $4,956 in fiscal 2006.
H. EMPLOYEE BENEFIT PLANS
Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. Company contributions are at the discretion of the Company’s Board of Directors. Total expense for the plan was $597 in fiscal 2008, $571 in fiscal 2007, and $644 in fiscal 2006.
The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair market value and reported as other assets. The obligation to the participants is reported as a liability. No income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $10,948 at July 31, 2008 and $10,515 at July 31, 2007.
I. CONTINGENT LIABILITIES AND COMMITMENTS
It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default.
Our principal commercial commitments at July 31, 2008 are summarized in the following chart:

	Total	Term of
Commitment	Amount Commitment	Commitments
Guarantee on dealer financing	$1,786	less than 1 year
Standby repurchase obligation on dealer financing	$817,248	less than 1 year
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
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and guarantee reserve balances are approximately $5,040 as of July 31, 2008 and $1,293 as of July 31, 2007. We have increased our reserve for repurchases and guarantees to provide for future losses. The increase in losses results from the more difficult market for the recreation vehicle business.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Cost of units repurchased	$11,908	$10,078	$4,878
Realization of units resold	10,051	9,061	4,230

Losses due to repurchase	$1,857	$1,017	$648

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At July 31, 2008 and July 31, 2007, chassis on hand accounted for as consigned, unrecorded inventory was approximately $38,639 and $45,848 respectively.
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
J. STOCKHOLDERS’ EQUITY
The Company purchased 435,739 shares of Thor’s common stock in fiscal 2008 at an average cost of $31.12 per share to be held as treasury shares. In fiscal 2007, the Company purchased 40,400 shares of Thor’s common stock at an average cost of $40.35 per share to be held as treasury shares.
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
Stock Options – A summary of option activity under the Stock Option Plans is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	409,420	$21.92	533,038	$21.29	704,041	$19.63
Exercised	(94,859)	23.25	(123,618)	15.60	(171,003)	14.47
Canceled	—	—	—	—	—	—
Granted	200,000	26.55	—	—	—	—

Outstanding at end of year	514,561	$23.48	409,420	$21.92	533,038	$21.29

Exercisable at year-end	313,311	$21.50	388,420	$21.53	382,843	$18.79

The weighted average-remaining contractual life for options outstanding and exercisable at July 31, 2008, was 6.75 and 4.79 years, respectively.
The aggregate intrinsic value of options outstanding and exercisable as of July 31 is as follows:

	2008	2007	2006
Aggregate intrinsic value of options outstanding	$1,039	$7,818	$11,486
Aggregate intrinsic value of options exercisable	$1,039	$7,571	$9,209
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
The weighted average fair value of options granted was $10.54 in fiscal 2008 as calculated by the Black-Scholes method. The assumptions used in determining the fair value of options granted during fiscal 2008 are as follows:

2008
Expected volatility	40%
Expected life of grant	6 years
Risk-free interest rate	3.3%
Expected dividend rate	0.9%
In fiscal year 2008, 2007, and 2006 the Company recorded expenses of $179, $408 and $858 respectively for stock option awards. At July 31, 2008, there was $1,227 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 2.79 years.
Cash received from stock option exercises for the year ended July 31, 2008, July 31, 2007, and July 31, 2006 was $ 2,205, $2,373 and $2,474 respectively. The total intrinsic value of stock options exercised in 2008, 2007 and 2006 was $2,025, $2,923, and $5,417, respectively.
Exercises of options are satisfied with the issuance of new shares from authorized shares.
Stock Awards – The Company’s 1997 Restricted Stock Plan allowed for the granting of up to 600,000 shares of restricted stock to selected executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years.

A summary of stock award activity under this Plan is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested, Beginning of year	71,000	$16.24	94,700	$14.33	115,700	$12.93
Granted	—	—	—	—	—	—
Vested	(39,000)	13.79	(22,200)	7.62	(16,800)	5.77
Forfeited	—	—	(1,500)	23.38	(4,200)	9.98

Nonvested, End of year	32,000	$19.22	71,000	$16.24	94,700	$14.33

In fiscal 2008, 2007 and 2006 the Company recorded expense for restricted stock awards of $177, $202 and $211 respectively. At July 31, 2008, there was $80 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 0.9 years.
The total fair value of restricted stock vested during fiscal year 2008, 2007 and 2006 was $1,747, $970 and $604 respectively.
K. JOINT VENTURES
In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2008 we were contingently liable for repurchase obligations of CAT inventory in the amount of approximately $17,935. Any losses related to these obligations would be shared equally by the Company and Cruise America. The Company’s total investment is $1,691.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (TCC), to finance the sales of recreation vehicles to consumer buyers. Historically, the majority of these financing arrangements were provided to consumers buying recreation vehicles manufactured by unrelated parties. The Company’s total investment is $1,577.
These investments are 50% owned and are accounted for using the equity method. The Company’s share of the combined earnings (loss) for these investments was $598, $(66), and $(63), in fiscal 2008, 2007 and 2006 respectively, and is included in the other income caption of the Consolidated Statements of Income. Additionally, TCC pays the Company a referral fee based upon the amount of loans generated from Thor’s dealers. The Company recognized referral income of $1,506, $1,519 and $1,564 in fiscal 2008, 2007 and 2006 respectively, which is included in the other income caption of the Consolidated Statements of Income.
During fiscal 2008, our Four Winds subsidiary had sales to Cruise America of $19,485 and Cruise America had sales to CAT of $9,106. During fiscal 2007, our Four Winds subsidiary had sales to Cruise America of $32,688 and Cruise America had sales to CAT of $11,315. During fiscal 2006, our Four Winds subsidiary had sales to Cruise America of $32,277 and Cruise America had sales to CAT of $6,657.
In September 2008, the Company and GEMB Lending, Inc. dissolved Thor Credit, a 50/50 owned joint venture. GEMB Lending, Inc. had informed the Company it would no longer be providing retail financing for recreation vehicles after July 31, 2008. The Company is exploring other options to provide retail financing for recreation vehicles.
L. BUSINESS SEGMENTS
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall & Oliver, Keystone, and Komfort. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, and Four Winds. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.
Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents, investments, deferred income tax assets and the cash value of Company-owned life insurance.

	2008	2007	2006

Net sales:
Recreation vehicles
Towables	$1,763,099	$1,890,100	$2,173,483
Motorized	461,856	565,523	577,025

Total Recreation Vehicles	2,224,955	2,455,623	2,750,508
Buses	415,725	400,685	315,768

Total	$2,640,680	$2,856,308	$3,066,276

Income before income taxes:
Recreation vehicles
Towables	$146,306	$165,259	$228,592
Motorized	(522)	25,140	27,404

Total recreation vehicles	145,784	190,399	255,996
Buses	21,132	18,997	9,356
Corporate	(14,509)	(12,536)	(9,241)

Total	$152,407	$196,860	$256,111

Identifiable assets:
Recreation vehicles
Towables	$409,793	$449,276	$483,324
Motorized	108,740	147,598	150,058

Total recreation vehicles	518,533	596,874	633,382
Buses	110,647	105,864	103,861
Corporate	367,382	356,559	267,482

Total	$996,562	$1,059,297	$1,004,725

Depreciation and amortization expense:
Recreation vehicles
Towables	$10,119	$8,913	$8,012
Motorized	4,729	2,916	4,365

Total recreation vehicles	14,848	11,829	12,377
Buses	2,035	1,876	1,629
Corporate	138	200	40

Total	$17,021	$13,905	$14,046

Capital expenditures:
Recreation vehicles
Towables	$6,786	$7,825	$23,575
Motorized	5,055	3,913	2,955

Total recreation vehicles	11,841	11,738	26,530
Buses	1,094	1,226	4,395
Corporate	1,880	141	83

Total	$14,815	$13,105	$31,008

Export sales to Canada from our U.S. operations were $421,008, $360,198 and $307,499 in fiscal 2008, 2007, and 2006, respectively. We believe the increase is attributable to the strengthening of the Canadian dollar as compared to the U.S. dollar which in turn has increased the purchasing power and demand for our U.S. products from Canadian customers.
M. WARRANTY
Thor provides customers of our product with a warranty covering defects in material or workmanship for primarily one year, with longer warranties of up to five years on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserves are adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

	Year Ended	Year Ended	Year Ended
	July 31, 2008	July 31, 2007	July 31, 2006
Beginning Balance	$64,310	$59,795	$55,118
Provision	63,525	66,324	63,137
Payments	(66,092)	(61,809)	(58,460)

Ending Balance	$61,743	$64,310	$59,795

N. SALE OF BUSINESS
In June 2008, the Company sold its Thor California travel trailer and fifth wheel business to MVP RV Acquisition Corporation (MVP), a new company owned by Thor California’s former management team. In connection with the sale, the Company received a note receivable of $2,401 payable over seven years which bears interest at 6% per annum. The Company subleased a production facility to MVP but remains an obligor under the lease. The Company also agreed to continue to provide certain limited financial support to MVP with respect to its flooring arrangements. MVP agreed to assume certain balance sheet liabilities of Thor California, including liabilities with respect to warranty claims. As repayment of the note, which constituted the principal consideration in the transaction, was dependent on future successful operations of the purchaser, and based on the continuing relationship subsequent to the closing date, the Company determined that it retained substantial risks of the business. Accordingly, although legal transfer of ownership of the business occurred, the sale was not treated as a divestiture for accounting purposes. The Company recorded provisions of approximately $5,400 in the fourth quarter of fiscal 2008 in connection with this sale transaction relating to asset impairment and pre-existing liabilities.