Form 10-Q
period 2008-10-31
THOR INDUSTRIES INC
filed 2008-12-01
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 31, 2008.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes ☐                No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2008

Common stock, par value $.10 per share	55,440,924 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$177,731	$189,620
Accounts receivable:
Trade	113,222	136,866
Other	5,411	9,489
Inventories	166,563	152,582
Deferred income taxes and other	39,504	39,363

Total current assets	502,431	527,920

Property:
Land	20,832	21,090
Buildings and improvements	132,998	135,167
Machinery and equipment	73,045	71,965

Total cost	226,875	228,222
Accumulated depreciation	76,563	74,992

Property, net	150,312	153,230

Investment in joint ventures	2,428	3,269

Other assets:
Long term investments	121,392	126,403
Goodwill	158,128	158,128
Non-compete agreements	893	1,093
Trademarks	13,900	13,900
Other	11,479	12,619

Total other assets	305,792	312,143

TOTAL ASSETS	$960,963	$996,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,981	$96,158
Accrued liabilities:
Taxes	11,371	26,050
Compensation and related items	23,007	24,845
Product warranties	58,823	61,743
Promotions and rebates	13,276	10,781
Product/property liability and related	12,035	12,560
Other	16,195	16,279

Total current liabilities	211,688	248,416

Long Term Liabilities:
Unrecognized tax benefits	32,771	29,332
Other	17,303	19,118

Total long term liabilities	50,074	48,450

Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,318,263 shares @ 10/31/08 and 57,317,263 shares @ 7/31/08; par value of $.10 per share	5,732	5,732
Additional paid-in capital	93,862	93,683
Retained earnings	677,168	675,928
Accumulated other comprehensive income	(3,877)	(1,963)
Less Treasury shares of 1,877,339 @ 10/31/08 & 7/31/08	(73,684)	(73,684)

Total stockholders’ equity	699,201	699,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$960,963	$996,562

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

	Three Months Ended
	2008	2007
Net sales	$438,817	$763,736
Cost of products sold	398,754	662,461

Gross profit	40,063	101,275
Selling, general and administrative expenses	34,466	45,410
Interest income	2,017	4,196
Interest expense	130	360
Other income	766	779

Income before income taxes	8,250	60,480
Provision for income taxes	3,130	22,271

Net income	$5,120	$38,209

Average common shares outstanding:
Basic	55,408,576	55,757,338
Diluted	55,472,773	55,966,614

Earnings per common share:
Basic	$.09	$.69
Diluted	$.09	$.68
Regular dividends declared and paid per common share:	$.07	$.07
Special dividends declared and paid per common share:	$—	$2.00
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

	Three Months Ended October 31
	2008	2007
Cash flows from operating activities:
Net income	$5,120	$38,209
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,293	3,353
Amortization	200	213
Deferred income taxes	—	(7,026)
Loss on disposition of assets	14	3
Stock based compensation	152	84

Changes in non cash assets and liabilities, net of effect from acquisitions:
Accounts receivable	27,722	(1,822)
Inventories	(13,981)	(18,899)
Other current assets	1,566	(12,854)
Accounts payable	(19,174)	4,029
Accrued liabilities	(14,113)	22,071
Other liabilities	(2,791)	5,677

Net cash (used in) provided by operating activities	(11,992)	33,038

Cash flows from investing activities:
Purchase of property, plant & equipment	(1,865)	(3,087)
Proceeds from disposition of assets	1,342	10
Proceeds from dissolution of joint venture	1,578	—
Purchases of available for sale investments	—	(15,300)
Proceeds from sale of available for sale investments	4,450	29,325

Net cash provided by investing activities	5,505	10,948

Cash flows from financing activities:
Cash dividends	(3,880)	(115,601)
Proceeds from issuance of common stock	27	2,158

Net cash used in financing activities	(3,853)	(113,443)

Effect of exchange rate changes on cash	(1,549)	2,019

Net (decrease) in cash and cash equivalents	(11,889)	(67,438)
Cash and cash equivalents, beginning of period	189,620	171,889

Cash and cash equivalents, end of period	$177,731	$104,451

Supplemental cash flow information:
Income taxes paid	$15,044	$9,495
Interest paid	$130	$360

Non cash transactions:
Capital expenditures in accounts payable	$540	$228
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2008 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2008. The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results for the full year.
2.	Major classifications of inventories are:

	October 31, 2008	July 31, 2008
Raw materials	$79,872	$79,356
Chassis	39,147	37,562
Work in process	51,289	51,162
Finished goods	25,337	13,584

Total	195,645	181,664
Less excess of FIFO costs over LIFO costs	29,082	29,082

Total inventories	$166,563	$152,582

3.	Earnings Per Share

	Three Months	Three Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Weighted average shares outstanding for basic earnings per share	55,408,576	55,757,338
Stock options and restricted stock	64,197	209,276

Total — For diluted shares	55,472,773	55,966,614

4.	Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Net income	$5,120	$38,209
Foreign currency translation adjustment	(1,549)	2,019
Unrealized depreciation on investments	(365)	—

Comprehensive income	$3,206	$40,228

5.	Segment Information

The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles, and (3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach, Keystone and Komfort. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon and Four Winds. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach.

	Three Months	Three Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Net Sales:
Recreation vehicles:
Towables	$285,537	$523,711
Motorized	44,865	140,500

Total recreation vehicles	330,402	664,211
Buses	108,415	99,525

Total	$438,817	$763,736

	Three Months	Three Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Income Before Income Taxes:
Recreation vehicles:
Towables	$12,374	$50,812
Motorized	(6,602)	6,853

Total recreation vehicles	5,772	57,665
Buses	5,297	4,139
Corporate	(2,819)	(1,324)

Total	$8,250	$60,480

	October 31, 2008	July 31, 2008
Identifiable Assets:
Recreation vehicles:
Towables	$397,315	$409,793
Motorized	110,114	108,740

Total recreation vehicles	507,429	518,533
Buses	107,481	110,647
Corporate	346,053	367,382

Total	$960,963	$996,562

6.	Treasury Shares

In the first quarter of fiscal 2007, the Company purchased 40,400 shares and held them as treasury stock at a cost of $1,630, an average cost of $40.33 per share.
7.	Investments and Fair Value Measurements

Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. The FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of October 31, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ended October 31, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective August 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.
INVESTMENTS
The following table summarizes the Company’s investments, which are all classified as available-for-sale.

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
October 31, 2008
Long-term investments:
Auction rate securities	$128,100	$—	$(6,708)	$121,392

July 31, 2008
Long-term investments:
Auction rate securities	$132,550	$—	$(6,147)	$126,403
In addition to the above investments, the Company holds non-qualified retirement plan assets of $10,076 at October 31, 2008 ($13,276 at July 31, 2008). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in Other Assets on the Consolidated Balance Sheet.
The following is a summary of the cost and estimated fair value of investments at October 31, 2008 by maturity date:

	Cost	Fair Value
Mature in more than five years	$128,100	$121,392
At October 31, 2008, the Company evaluated its net unrealized losses, the majority of which are from auction-rate securities, and determined them to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
FAIR VALUE MEASUREMENTS
SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2008:

	Significant
	Quoted Market	Other	Significant
	Prices in	Observable	Unobservable	Fair Value at
	Active Markets	Inputs	Inputs	October 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Cash & cash equivalents	$177,731	$—	$—	$177,731
Auction rate securities	—	—	121,392	121,392

Total	$177,731	$—	$121,392	$299,123

Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the federal government. Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Balance at August 1, 2008	$126,403
Unrealized loss included in other comprehensive income	(561)
Purchases	—
Sales/Maturities	(4,450)

Balance at October 31, 2008	$121,392

At October 31, 2008, substantially all investments are comprised of auction rate securities (ARS) that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company purchases its auction rate securities at par, and records any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At October 31, 2008, we held $128,100 (par value) of long-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At October 31, 2008, the majority of the ARS we held were AAA rated or equivalent, and none were below AA rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.
Since February 12, 2008, most auctions have failed for these securities and there is no assurance that future auctions on the ARS in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.

At October 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum interest rates and broker quotes. Based on this analysis, we recorded an additional temporary impairment related to our ARS investments of $561 for the three months ended October 31, 2008 bringing the total temporary impairment recorded by the Company to $6,708 as of October 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through October 31, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term at October 31, 2008. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS, one of the Company’s investment providers.
See Note 14, Subsequent Events, for information regarding the acceptance by the Company of the UBS offer.
8.	Goodwill and Other Intangible Assets
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired. The Company tests for goodwill on an annual basis, and performed the most recent analysis as of April 30, 2008. There have been no events thru October 31, 2008 that modify the results of our annual analysis or indicate that goodwill may be further impaired.
The components of other intangible assets are as follows:

	October 31, 2008		July 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$2,938	$2,045	$5,938	$4,845

	Three Months	Three Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Non-compete Agreements:
Amortization Expense	$200	$213

Non-compete agreements are amortized on a straight-line basis.
Estimated Amortization Expense:

For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$57
There was no change in the carrying amount of goodwill and trademarks for the three month period ended October 31, 2008.
As of October 31, 2008, Goodwill and Trademarks by segments totaled as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	9,717	2,600

Total Recreation Vehicles	153,512	12,837

Bus	4,616	1,063

Total	$158,128	$13,900

9.	Warranty
Thor provides customers of our products with a warranty covering defects in material or workmanship for primarily one year with longer warranties of up to five years on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

	Three Months	Three Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Beginning Balance	$61,743	$64,310
Provision	11,614	18,550
Payments	(14,534)	(16,849)

Ending Balance	$58,823	$66,011

10.	Commercial Commitments
Our principal commercial commitments at October 31, 2008 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$2,613	less than 1 year
Standby repurchase obligation on dealer financing	$706,055	less than 1 year

The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $5,392 and $5,040 as of October 31, 2008 and July 31, 2008, respectively.

	Three Months	Three Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Cost of units repurchased	$10,181	$5,187
Realization on units resold	8,392	4,922

Losses due to repurchase	$1,789	$265

The increase in losses due to repurchase resulted from the more difficult market for the recreation vehicle business. We increased our reserve for repurchases and guarantees at July 31, 2008 and October 31, 2008 to provide for future losses.
11.	Provision for Income Taxes
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three months ended October 31, 2008, no material change relative to accrued unrecognized tax benefits was recorded and $670 in interest and penalties had been accrued.
The Company anticipates a decrease of approximately $2,400 in unrecognized tax benefits within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
The Company has a current deferred tax asset of $33,841 recorded in Deferred income taxes and other on the Consolidated Balance Sheet.
12.	Retained Earnings
The components of changes in retained earnings are as follows:

Balance @ 7/31/08	$675,928
Net Income	5,120
Dividends Paid	(3,880)

Balance @ 10/31/08	$677,168

13.	Line of Credit
The Company had a $30,000 unsecured revolving line of credit which bore interest at prime less 2.15% and expired on November 30, 2008. There was no outstanding balance at October 31, 2008 and July 31, 2008. The Company decided not to renew the unsecured revolving line of credit and allowed it to expire on November 30, 2008. The decision not to renew the line of credit was based on our strong cash position combined with our expectation that we will have the ability to borrow at favorable rates against our ARS if we needed to. As a result, we do not anticipate utilizing the line of credit and did not want to incur the cost of maintaining it.

14.	Subsequent Events
Auction Rate Securities
In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers that provides the Company with the right (the “Put Right”) to sell to UBS at par value auction-rate securities (“ARS”) purchased from UBS (approximately $107,400 of our entire ARS portfolio of $128,100) at any time during a two-year sale period beginning June 30, 2010. The Company expects that the ARS held by UBS will be reclassified from long-term to current assets starting on June 30, 2009. The Company will finalize its review of the accounting treatment of this transaction in the second quarter of fiscal year 2009.
The Put Rights are not transferable or marginable. By electing to participate in the rights offering the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS will pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company would be permitted to sell ARS to parties other than UBS, in which case the Put Rights attached to the ARS that are sold would be extinguished.
As consideration for this transaction, Thor has released UBS from all claims relating to the marketing or sale of ARS (except claims for consequential damages) and has agreed not to sue UBS for such claims. Earlier this year, UBS was sued by the Massachusetts Securities Division and by the New York Attorney General in separate civil lawsuits alleging improper sales practices relating to ARS. The rights offering reflects the terms of a settlement entered into by UBS and various regulators, including the SEC, the New York Attorney General, and the Massachusetts Securities Division, pursuant to which UBS agreed to pay a fine of $150 million. UBS has also been sued by investors in civil lawsuits and arbitrations seeking damages relating to sales of ARS.
Through its acceptance of the UBS offer, the Company became eligible to participate in a “no net cost” loan program pursuant to which it may borrow up to the par value of its ARS until June 30, 2010. The Company is still permitted to obtain ARS based financing from lenders other than UBS.
Thor Credit
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (“TCC”), to finance the sale of recreation vehicles to consumer buyers. Historically, the majority of these financings were provided to consumers buying recreation vehicles manufactured by unrelated parties. This joint venture was dissolved in September 2008 after the joint venture partner informed us that it will no longer be providing retail financing for recreation vehicles. We recovered our investment of $1,578 upon dissolution.
In November 2008, the Company announced that it is re-launching Thor Credit on its own to provide retail financing for recreation vehicles of Thor dealers. The new business, which is led by employees of the former joint venture, will finance new Thor and used recreation vehicle products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables), is approximately 30%. In the motorized segment of the industry we have a market share of approximately 16%. Our market share in small and mid-size buses is approximately 37%. We also manufacture and sell 40-foot buses at our facility in Southern California designed for that product as well as our existing 30-foot and 35-foot buses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. We have invested significant capital to modernize, improve and expand our plant facilities and expended $14,815 for that purpose in fiscal year 2008.
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
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (“TCC”), to finance the sale of recreation vehicles to consumer buyers. Historically, the majority of these financings were provided to consumers buying recreation vehicles manufactured by unrelated parties. This joint venture was dissolved in September 2008 after the joint venture partner informed us that it will no longer be providing retail financing for recreation vehicles. We recovered our investment of $1,578 upon dissolution.
In November 2008, the Company announced that it is re-launching Thor Credit on its own to provide retail financing for recreation vehicles of Thor dealers. The new business, which is led by employees of the former joint venture, will finance new Thor and used recreation vehicle products.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected by record fuel prices, low consumer confidence and tighter lending practices. As a result of these continuing concerns, market conditions continue to be soft and we anticipate this weakness to continue for the remainder of fiscal 2009.
The motorized market has been significantly impacted by current market conditions. The volatility of fuel prices and the tightening of the retail credit markets are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Based on the foregoing, for the three months ended October 31, 2008 net sales in our motorized segment decreased 68.1% compared to the three months ended October 31, 2007. Our towables market has also been significantly impacted. Dealers continue to sell older model-year units before replacing them with new products. The decline in wholesale demand has directly impacted our gross margins as we have had to increase our discounts to maintain competitive pricing. For the three months ended October 31, 2008, net sales in our towables segment decreased 45.5% compared to the three months ended October 31, 2007. These significant decreases in net sales, offset in part by increases in net sales in our bus segment, were primarily responsible for the 86.4% decrease in income before income taxes for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.
The Company is reacting to the difficult business environment by scaling back its activities and reducing its workforce. We are also optimizing the utilization of our facilities such as in the case of moving Damon’s production operation into a more modern plant at our Four Winds operating subsidiary. If the current market environment persists, we may have to take additional cost-cutting measures including idling some of our plants if necessary.
We believe an important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, although the entire RV industry has been weak, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail unit sales as reported by Statistical Surveys, Inc. were down approximately 21% for the nine months ended September 30, 2008 compared with the same period last year. The motorized segment retail unit sales were down approximately 39%. A difficult credit environment and declining consumer confidence, combined with higher interest rates and fuel prices, have slowed retail recreation vehicle sales and appear to affect the motorized segment more severely.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Additional increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
When consumer confidence improves from its current historic low level and retail credit availability improves, we expect to see a rebound in sales from dealers ordering units for stock and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population than have traditionally participated.
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

Three Months Ended October 31, 2008 vs.
     Three Months Ended October 31, 2007

	Three Months Ended	Three Months Ended	Change
	October 31, 2008	October 31, 2007	Amount	%
NET SALES:
Recreation Vehicles
Towables	$285,537	$523,711	$(238,174)	(45.5)
Motorized	44,865	140,500	(95,635)	(68.1)

Total Recreation Vehicles	330,402	664,211	(333,809)	(50.3)
Buses	108,415	99,525	8,890	8.9

Total	$438,817	$763,736	$(324,919)	(42.5)

# OF UNITS:
Recreation Vehicles
Towables	12,539	23,815	(11,276)	(47.3)
Motorized	522	1,771	(1,249)	(70.5)

Total Recreation Vehicles	13,061	25,586	(12,525)	(49.0)
Buses	1,648	1,543	105	6.8

Total	14,709	27,129	(12,420)	(45.8)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$30,822	10.8	$79,176	15.1	$(48,354)	(61.1)
Motorized	(776)	(1.7)	13,818	9.8	(14,594)	(105.6)

Total Recreation Vehicles	30,046	9.1	92,994	14.0	(62,948)	(67.7)
Buses	10,017	9.2	8,281	8.3	1,736	21.0

Total	$40,063	9.1	$101,275	13.3	$(61,212)	(60.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$18,500	6.5	$28,519	5.4	$(10,019)	(35.1)
Motorized	5,821	13.0	6,962	5.0	(1,141)	(16.4)

Total Recreation Vehicles	24,321	7.4	35,481	5.3	(11,160)	(31.5)
Buses	4,589	4.2	3,796	3.8	793	20.9
Corporate	5,556	—	6,133	—	(577)	(9.4)

Total	$34,466	7.9	$45,410	5.9	$(10,944)	(24.1)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$12,374	4.3	$50,812	9.7	$(38,438)	(75.6)
Motorized	(6,602)	(14.7)	6,853	4.9	(13,455)	(196.3)

Total Recreation Vehicles	5,772	1.7	57,665	8.7	(51,893)	(90.0)
Buses	5,297	4.9	4,139	4.2	1,158	28.0
Corporate	(2,819)	—	(1,324)	—	(1,495)	(112.9)

Total	$8,250	1.9	$60,480	7.9	$(52,230)	(86.4)

	As of	As of	Change
	October 31, 2008	October 31, 2007	Amount	%
ORDER BACKLOG:
Recreation Vehicles
Towables	$92,238	$179,948	$(87,710)	(48.7)
Motorized	32,305	69,774	(37,469)	(53.7)

Total Recreation Vehicles	124,543	249,722	(125,179)	(50.1)
Buses	256,644	226,342	30,302	13.4

Total	$381,187	$476,064	$(94,877)	(19.9)

CONSOLIDATED
Net sales and gross profit for the three months ended October 31, 2008 were down 42.5% and 60.4%, respectively, compared to the three months ended October 31, 2007. Selling, general and administrative expenses for the three months ended October 31, 2008 decreased 24.1% compared to the three months ended October 31, 2007. Income before income taxes for the three months ended October 31, 2008 was down 86.4% compared to the three months ended October 31, 2007. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses were $5,556 for the three months ended October 31, 2008 compared to $6,133 for the three months ended October 31, 2007.
Corporate interest income and other income was $2,783 for the three months ended October 31, 2008 compared to $4,975 for the three months ended October 31, 2007.
The overall effective tax rate for the three months ended October 31, 2008 was 37.9% compared to 36.8% for the three months ended October 31, 2007. The primary reason for the increase is additional FIN 48 liability for uncertain tax positions, offset mostly by the tax benefit from the retroactive reinstatement of the U.S. Federal research credit enacted on October 3, 2008. Tax exempt income, nondeductible expenses and FIN 48 liability will have a greater effect on the overall effective tax rate in relation to reduced quarterly and fiscal year pre-tax income.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	1.8%	(47.3)%	(45.5)%
Motorized	2.4%	(70.5)%	(68.1)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 45.5% resulted from a 47.3% decrease in unit shipments offset by a 1.8% increase in average price per unit resulting primarily from mix of product.
The overall industry decrease in wholesale unit shipments of towables for August and September of 2008 compared to the same period last year was 40% according to statistics published by the Recreation Vehicle Industry Association .
Towables gross profit percentage was 10.8% of net sales for the three months ended October 31, 2008 compared to 15.1% of net sales for the three months ended October 31, 2007. The primary factor for the $48,354 decrease in gross profit was decreased sales volume of $238,174 and increased discounting. Selling, general and administrative expenses were 6.5% of net sales for the three months ended October 31, 2008 and 5.4% of net sales for the three months ended October 31, 2007.
Towables income before income taxes decreased to 4.3% of net sales for the three months ended October 31, 2008 from 9.7% of net sales for the three months ended October 31, 2007. The primary factor for this decrease was the loss of profit on reduced sales volume of $238,174.

MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 68.1% resulted from a 70.5% decrease in unit shipments offset by a 2.4% increase in average sales per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 63.8% for the two month period of August and September of 2008 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage decreased to (1.7)% of net sales for the three months ended October 31, 2008, from 9.8% of net sales for the three months ended October 31, 2007. The primary factor for the $14,594 decrease in gross profit and gross profit percentage was decreased sales volume of $95,635 and increased discounting. Selling, general and administrative expenses were 13.0% of net sales for the three months ended October 31, 2008 and 5.0% of net sales for the three months ended October 31, 2007. The increase in selling general and administrative expense percentage is the result of a decrease in sales for the same period. The actual selling general administrative expense decreased $1,141 for the three months ended October 31, 2008 as compared to the same period in the prior year.
Motorized income before income taxes was (14.7)% of net sales for the three months ended October 31, 2008 and 4.9% of net sales for the three months ended October 31, 2007. The primary factor for this decrease was the loss of profit on reduced sales volume of $95,635.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	2.1%	6.8%	8.9%
The increase in buses net sales of 8.9% resulted from 6.8% increase in unit shipments in addition to a 2.1% increase on average price resulting primarily from mix of product.
Buses gross profit percentage was 9.2% of net sales for the three months ended October 31, 2008 and 8.3% for the three months ended October 31, 2007. Selling, general and administrative expenses were 4.2% of net sales for the three months ended October 31, 2008 and 3.8% for the three months ended October 31, 2007.
Buses income before income taxes was 4.9% of net sales for the three months ended October 31, 2008 compared to 4.2% for the three months ended October 31, 2007.
Financial Condition and Liquidity
As of October 31, 2008, we had $177,731 in cash and cash equivalents compared to $189,620 on July 31, 2008.
At October 31, 2008, substantially all investments are comprised of auction rate securities (“ARS”) that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its ARS at par, and records any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At October 31, 2008 we held $128,100 (par value) of long-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At October 31, 2008, the majority of the ARS we held were AAA rated, or equivalent and none were below AA rated, or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.

Since February 12, 2008, most auctions have failed for these securities and there is no assurance that future auctions on the ARS in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
At October 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum interest rates and broker quotes. Based on this analysis, we recorded an additional temporary impairment of $561 for the three months ended October 31, 2008 related to our ARS investments bringing the total temporary impairment recorded by the Company to $6,708, as of October 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through October 31, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of at October 31, 2008. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS.
Through its acceptance of the UBS offer, the Company became eligible to participate in a “no net cost” loan program pursuant to which it may borrow up to the par value of its ARS until June 30, 2010. The Company is still permitted to obtain ARS based financing from lenders other than UBS.
Working capital at October 31, 2008 was $290,743 compared to $279,504 at July 31, 2008. We have no long-term debt. We had a $30,000 revolving line of credit which bore interest at negotiated rates below prime and expired on November 30, 2008. There were no borrowings on this line of credit during the three months ended October 31, 2008. The loan agreement executed in connection with the line of credit contained certain covenants, including restrictions on additional indebtedness, and required us to maintain certain financial ratios. We believe that internally generated and existing funds will be sufficient to meet our current needs and any additional capital requirements for the foreseeable future. The Company decided not to renew its unsecured revolving line of credit and allowed it to expire on November 30, 2008. Capital expenditures of approximately $1,862 for the three months ended October 31, 2008 were primarily to upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2009 of approximately $6,900. These expenditures will be made primarily for replacement and upgrading of machinery and equipment and other assets to be used in the ordinary course of business.

Critical Accounting Principles
The consolidated financial statements of Thor are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgments, estimates, and complexity: Impairment of Goodwill, Trademarks and Long-Lived Assets
At least annually we review the carrying value of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.
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
Warranty
We provide customers of our products with a warranty covering defects in material or workmanship for primarily one year with longer warranties of up to five years on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could materially impact the Company’s financial position or its results of operations.

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
Accounting Pronouncements
In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”) which is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:
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
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation of the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the recent auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2008 and Part II, Item 1A of this Quarterly Report on Form 10-Q. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
At October 31, 2008, substantially all investments are comprised of auction rate securities (“ARS”)that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company purchases its ARS at par, and records any unrealized gains and losses in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. Cost is determined on the specific identification basis. Interest income is accrued as earned.
At October 31, 2008, we held $128,100 (par value) of long-term investments comprised of taxable and tax-exempt auction rate securities ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At October 31, 2008 the majority of the ARS we held were AAA rated or equivalent and none were below AA rated, or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.
Since February 12, 2008, most auctions have failed for these securities and there is no assurance that future auctions on the ARS in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.

At October 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, management, assisted by Houlihan Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum interest rates and broker quotes. Based on this analysis, we recorded an additional temporary impairment of $561 for the three months ended October 31, 2008 related to our ARS investments bringing the total temporary impairment recorded by the Company to $6,708, as of October 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through October 31, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term as of October 31, 2008. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS.
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
During the three months ended on October 31, 2008, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 except as provided below:
Our repurchase agreements with floor plan lenders could result in increased costs.
In accordance with customary practice in the recreation vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, for up to 12 months after a recreation vehicle is financed and in the event of default by the dealer, we will repurchase the recreation vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreation vehicles in the future, this would increase our costs. In difficult economic times this amount could become material.
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

THOR INDUSTRIES, INC. (Registrant)
DATE: December 1, 2008	By:	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: December 1, 2008	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President and Chief Financial Officer