Form 10-Q
period 2009-01-31
THOR INDUSTRIES INC
filed 2009-03-09
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2009.

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 1/31/2009
Common stock, par value $.10 per share	55,440,924 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$191,099	$189,620
Accounts receivable:
Trade	51,372	136,866
Other	3,270	9,489
Inventories	153,779	152,582
Taxes receivable	2,820	—
Note receivable	10,000	—
Deferred income taxes and other	37,752	39,363

Total current assets	450,092	527,920

Property:
Land	20,296	21,090
Buildings and improvements	132,985	135,167
Machinery and equipment	73,545	71,965

Total cost	226,826	228,222
Accumulated depreciation	79,664	74,992

Property, net	147,162	153,230

Investment in joint ventures	2,158	3,269

Other assets:
Long term investments	118,961	126,403
Goodwill	158,128	158,128
Non-compete agreements	801	1,093
Trademarks	13,336	13,900
Long term note receivable	10,000	—
Other	6,205	12,619

Total other assets	307,431	312,143

TOTAL ASSETS	$906,843	$996,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,812	$96,158
Accrued liabilities:
Taxes	—	26,050
Compensation and related items	20,011	24,845
Product warranties	49,798	61,743
Promotions and rebates	9,570	10,781
Product/property liability and related	11,907	12,560
Other	16,204	16,279

Total current liabilities	176,302	248,416

Long Term Liabilities:
Unrecognized tax benefits	33,267	29,332
Other	13,751	19,118

Total long term liabilities	47,018	48,450

Stockholders’ equity:
Common stock — authorized 250,000,000 shares; issued 57,318,263 shares @ 1/31/09 and 57,317,263 shares @ 7/31/08; par value of $.10 per share	5,732	5,732
Additional paid-in capital	93,980	93,683
Retained earnings	658,427	675,928
Accumulated other comprehensive income	(932)	(1,963)
Less Treasury shares of 1,877,339 @ 1/31/09 & 7/31/08	(73,684)	(73,684)

Total stockholders’ equity	683,523	699,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$906,843	$996,562

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND 2008

	Three Months Ended January 31		Six Months Ended January 31
	2009	2008	2009	2008
Net sales	$226,683	$599,170	$665,500	$1,362,906
Cost of products sold	218,526	529,453	617,280	1,191,914

Gross profit	8,157	69,717	48,220	170,992
Selling, general and administrative expenses	30,199	39,819	64,665	85,229
Impairment of trademarks	564	—	564	—
Gain on sale of property	373	2,308	373	2,308
Interest income	1,484	3,161	3,501	7,357
Interest expense	112	353	242	713
Net impairment of auction rate securities	1,853	—	1,853	—
Other income (expense)	(237)	192	529	971

Income (loss) before income taxes	(22,951)	35,206	(14,701)	95,686
Provision (benefit) for income taxes	(8,091)	13,604	(4,961)	35,875

Net income (loss)	$(14,860)	$21,602	$(9,740)	$59,811

Average common shares outstanding:
Basic	55,435,315	55,758,534	55,421,946	55,757,936
Diluted	55,435,315	55,910,429	55,421,946	55,937,211
Earnings (loss) per common share:
Basic	$(.27)	$.39	$(.18)	$1.07
Diluted	$(.27)	$.39	$(.18)	$1.07
Regular dividends declared and paid per common share:	$.07	$.07	$.14	$.14
Special dividends declared per common share:	$—	$—	$—	$2.00
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND 2008

	Six Months Ended January 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,740)	$59,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,680	6,692
Amortization	292	413
Trademark impairment	564	—
Deferred income taxes	—	(11,961)
Gain on disposition of assets	(340)	(2,344)
Net loss on trading investments	1,853	—
Stock based compensation	270	162
Changes in non cash assets and liabilities, net of effect from acquisitions:
Proceeds from disposition of trading investments	5,550	—
Accounts receivable	91,713	(10,281)
Note receivable	(10,000)	—
Inventories	(1,197)	(31,995)
Prepaids and other	7,558	(5,788)
Accounts payable	(26,951)	14,843
Accrued liabilities	(43,653)	(3,906)
Other liabilities	(6,954)	4,754

Net cash provided by operating activities	15,645	20,400

Cash flows from investing activities:
Purchases of property, plant & equipment	(3,562)	(9,439)
Proceeds from disposition of assets	2,753	4,983
Purchases of available for sale investments	—	(29,900)
Proceeds from sale of available for sale investments	4,450	58,125
Loan transaction	(10,000)	—
Proceeds on dissolution of joint venture	1,578	—

Net cash (used in) provided by investing activities	(4,781)	23,769

Cash flows from financing activities:
Cash dividends	(7,761)	(119,513)
Purchase of common stock held as treasury shares	—	(11,805)
Proceeds from issuance of common stock	27	2,185

Net cash used in financing activities	(7,734)	(129,133)

Effect of exchange rate changes	(1,651)	1,010

Net increase (decrease) in cash and equivalents	1,479	(83,954)
Cash and equivalents, beginning of period	189,620	171,889

Cash and equivalents, end of period	$191,099	$87,935

Supplemental cash flow information:
Income taxes paid	$18,270	$46,145
Interest paid	242	713
Non cash transactions:
Capital expenditures in accounts payable	$148	$167
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2008 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2008. The results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the results for the full year.
2.	Major classifications of inventories are:

	January 31, 2009	July 31, 2008
Raw materials	$73,578	$79,356
Chassis	37,410	37,562
Work in process	43,350	51,162
Finished goods	28,606	13,584

Total	182,944	181,664
Less excess of FIFO costs over LIFO costs	29,165	29,082

Total inventories	$153,779	$152,582

3.	Earnings Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Weighted average shares outstanding for basic earnings per share	55,435,315	55,758,534	55,421,946	55,757,936
Stock options and restricted stock	—	151,895	—	179,275

Total — For diluted shares	55,435,315	55,910,429	55,421,946	55,937,211

4.	Comprehensive Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Net income	$(14,860)	$21,602	$(9,740)	$59,811
Foreign currency translation adjustment	(102)	(1,009)	(1,651)	1,010
Change in temporary impairment of investments	3,047	—	2,682	—

Comprehensive income	$(11,915)	$20,593	$(8,709)	$60,821

As described in Note 6, the Auction Rate Securities (“ARS”) purchased from UBS were transferred to trading securities and the related other-than-temporary impairment was recorded against operations for the quarter. This resulted in a decrease of the amount previously recorded in other comprehensive income in respect of these securities.
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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Net Sales:
Recreation vehicles:
Towables	$114,663	$394,441	$400,200	$918,152
Motorized	19,910	110,825	64,775	251,325

Total recreation vehicles	134,573	505,266	464,975	1,169,477
Buses	92,110	93,904	200,525	193,429

Total	$226,683	$599,170	$665,500	$1,362,906

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Income (loss) Before Income Taxes:
Recreation vehicles:
Towables	$(9,551)	$30,492	$2,823	$81,304
Motorized	(10,289)	3,561	(16,891)	10,414

Total recreation vehicles	(19,840)	34,053	(14,068)	91,718
Buses	3,723	3,556	9,020	7,695
Corporate	(6,834)	(2,403)	(9,653)	(3,727)

Total	$(22,951)	$35,206	$(14,701)	$95,686

	January 31, 2009	July 31, 2008
Identifiable Assets:
Recreation vehicles:
Towables	$340,907	$409,793
Motorized	94,643	108,740

Total recreation vehicles	435,550	518,533
Buses	93,377	110,647
Corporate	377,916	367,382

Total	$906,843	$996,562

6.	Investments and Fair Value Measurements
Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of January 31, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ended January 31, 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective August 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement at the adoption date. On November 14, 2008, the Company adopted the fair value option related to the Put Rights as further discussed in this Note.
INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2009:

	Significant
	Quoted Market	Other	Significant
	Prices in	Observable	Unobservable	Fair Value at
	Active Markets	Inputs	Inputs	January 31,
	(Level1)	(Level 2)	(Level 3)	2009
Cash & cash equivalents	$191,099	$—	$—	$191,099
Auction rate securities (including Put Rights)	—	—	118,961	118,961

Total	$191,099	$—	$118,961	$310,060

Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are classified as Level 1.

In addition to the above investments, the Company holds non-qualified retirement plan assets of $4,962 at January 31, 2009 ($13,276 at July 31, 2008). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in Other Assets on the Consolidated Balance Sheet.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Balances at August 1, 2008	$126,403

Net change in other comprehensive income	4,411
Net loss included in earnings	(1,853)
Purchases	—
Sales/Maturities	(10,000)

Balances at January 31, 2009	$118,961

Auction Rate Securities

At January 31, 2009, we held $122,550 (par value) of long-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At January 31, 2009, the majority of the ARS we held were AAA rated or equivalent, and none were below A rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.

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

In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers that provides the Company with the right (the “Put Rights”) to sell to UBS at par value ARS purchased from UBS (approximately $107,400 of our entire ARS portfolio of $122,550) at any time during a two-year sale period beginning June 30, 2010.

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

As consideration for this transaction, Thor has released UBS from all claims relating to the marketing or sale of ARS (except claims for consequential damages) and has agreed not to sue UBS for such claims. During 2008, UBS was sued by the Massachusetts Securities Division and by the New York Attorney General in separate civil lawsuits alleging improper sales practices relating to ARS. The rights offering reflects the terms of a settlement entered into by UBS and various regulators, including the SEC, the New York Attorney General, and the Massachusetts Securities Division, pursuant to which UBS agreed to pay a fine of $150 million. UBS has also been sued by investors in civil lawsuits and arbitrations seeking damages relating to sales of ARS.

Through its acceptance of the UBS offer, the Company also became eligible to participate in a “no net cost” loan program pursuant to which it may borrow up to the par value of its ARS until June 30, 2010. The Company is still permitted to obtain ARS based financing from lenders other than UBS.

At January 31, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, management, assisted by Houlihan, Smith & Company, Inc. an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $1,736 ($1,128 net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $15,150 (par value) that were not part of the UBS settlement as of January 31, 2009. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.

The enforceability of the Put Rights results in a put option and is recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. The Company has elected to account for this put option at fair value under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a benefit to operations of $10,339 related to the Put Rights provided by the settlement and an other-than-temporary impairment charge to operations of $12,192 on the $107,400 (par value) portion of our ARS portfolio for a net loss of $1,853, as we may decide not to hold these ARS until final maturity with the opportunity provided by the Put Rights.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through January 31, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 31 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term at January 31, 2009. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS, one of the Company’s investment providers.

7.	Goodwill and Other Intangible Assets
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired.

The components of other intangible assets are as follows:

	January 31, 2009		July 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$2,938	$2,137	$5,938	$4,845

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Non-compete Agreements:
Amortization Expense	$92	$200	$292	$413
Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:

For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$57
In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment.

The Company completed an impairment review as of December 31, 2008 which resulted in a non-cash trademark impairment charge of $564 in the second quarter for the trademark associated with an operating subsidiary in the motorized reportable segment. The impairment results from the difficult market environment and outlook for the motorhome business.

As of January 31, 2009, Goodwill and Trademarks by segment are as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	9,717	2,036

Total Recreation Vehicles	153,512	12,273
Bus	4,616	1,063

Total	$158,128	$13,336

8.	Warranty
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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Beginning Balance	$58,823	$66,011	$61,743	$64,310
Provision	2,418	13,525	14,031	32,075
Payments	(11,443)	(17,846)	(25,976)	(34,695)

Ending Balance	$49,798	$61,690	$49,798	$61,690

The lower provision for the three months ended January 31, 2009 results primarily from the lower sales activity which the Company is experiencing in the current difficult market environment.

9.	Commercial Commitments

Our principal commercial commitments at January 31, 2009 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$4,166	various

Standby repurchase obligation on dealer financing	$566,139	up to eighteen months
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $6,427 and $5,040 as of January 31, 2009 and July 31, 2008, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Cost of units repurchased	$10,526	$1,650	$20,707	$2,754
Realization on units resold	8,174	1,596	16,566	2,435

Losses due to repurchase	$2,352	$54	$4,141	$319

The increase in losses due to repurchase resulted from the more difficult market for the recreation vehicle business. We increased our reserve for repurchases and guarantees at July 31, 2008 and at January 31, 2009.

10.	Provision for Income Taxes

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six months ended January 31, 2009, no material change relative to accrued unrecognized tax benefits was recorded and $1,210 in interest and penalties has been accrued.

The Company anticipates a decrease of approximately $2,450 in unrecognized tax benefits within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2)

lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

The Company has a current deferred tax asset of $33,891 recorded in Deferred income taxes and other on the Consolidated Balance Sheet.

11.	Retained Earnings

The components of changes in retained earnings are as follows:

Balance @ 7/31/08	$675,928
Net loss	(9,740)
Dividends Paid	(7,761)

Balance @ 1/31/09	$658,427

12.	Line of Credit

The Company had a $30,000 unsecured revolving line of credit which bore interest at prime less 2.15% and expired on November 30, 2008. The Company decided not to renew the unsecured revolving line of credit and allowed it to expire on November 30, 2008. The decision not to renew the line of credit was based on our strong cash position combined with our expectation that we will have the ability to borrow at favorable rates against our ARS if needed. As a result, we did not anticipate utilizing the line of credit and did not want to incur the cost of maintaining it. There was no outstanding balance at July 31, 2008.

13.	Loan Transactions and Related Notes Receivable

On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10 million to the Borrowers (the “First Loan”). The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads”), the parent company of one of the Company’s dealers, and pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads to enable FreedomRoads to repay its principal obligations under floorplan financing arrangements with third parties in respect of products of the Company and its subsidiaries.

The principal amount of the First Loan is payable in full on January 15, 2014 and bears interest at a rate of 12% per annum. Interest is payable in kind for the first year and is payable in cash on a monthly basis thereafter.

In connection with the First Loan, the Borrowers caused FreedomRoads and its subsidiaries (collectively, the “FR Dealers”), to enter into an agreement pursuant to which the FR Dealers agreed to purchase additional recreation vehicles from the Company and its subsidiaries. The term of this agreement continues until the repayment in full of the First Loan under the First Credit Agreement (including any refinancing or replacement thereof).

On January 30, 2009, the Company entered into a Second Credit Agreement (the “Second Credit Agreement” and together with the First Credit Agreement, the “Credit Agreements”) with the Borrowers pursuant to which the Company loaned an additional $10 million to the Borrowers (the “Second Loan” and together with the First Loan, the “Loans”). Pursuant to the terms of the Second Credit Agreement, the Borrowers agreed to use the proceeds of the Second Loan solely to make an equity contribution to FreedomRoads to be used by FreedomRoads to purchase the Company’s products.

The principal amount of the Second Loan is payable in full on January 29, 2010 and bears interest at a rate of 12% per annum. Interest is payable in cash on the following dates: April 30, 2009, July 31, 2009, October 30, 2009 and January 29, 2010.

The Credit Agreements contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type.

The obligations of the Borrowers under the Credit Agreements are guaranteed by FreedomRoads and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads.

In connection with the Second Loan, the FR Dealers and the Company amended their prior agreement pursuant to which the FR Dealers agreed to purchase additional recreation vehicles from the Company and its subsidiaries to provide that the term of this agreement now continues until the repayment in full of the Loans (including any refinancing or replacement thereof).

14.	Thor Credit Corporation, Inc.

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
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables), is approximately 32%. In the motorized segment of the industry we have a market share of approximately 15%. Our market share in small and mid-size buses is approximately 37%. We also manufacture and sell 40-foot buses at our facility in Southern California as well as for our existing 30-foot and 35-foot buses.
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
Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon the profitability of the unit which they manage. Our corporate staff provides financial management, purchasing services, insurance, legal and human resources, risk management, and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected by the lack of available wholesale and retail financing and low consumer confidence. As a result, market conditions continue to be soft and we anticipate this weakness to continue for the remainder of 2009.
The motorized market has been significantly impacted by current market conditions. The volatility of fuel prices and the tightening of the retail credit markets are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Based on the foregoing, for the six months ended January 31, 2009 net sales in our motorized segment decreased 74.2% compared to the six months ended January 31, 2008. Our towables market has also been significantly impacted. Dealers continue to sell older model-year units before replacing them with new products. The decline in wholesale demand has directly impacted our gross margins as we have had to increase our discounts to maintain competitive pricing. For the six months ended January 31, 2009, net sales in our towables segment decreased 56.4% compared to the six months ended January 31, 2008. These significant decreases in net sales, offset in part by increases in net sales in our bus segment, were primarily responsible for the loss before income taxes for the six months ended January 31, 2009 of $14,701 compared to income before income taxes of $95,686 for the six months ended January 31, 2008.

The Company is reacting to the difficult business environment by scaling back its activities and reducing its workforce. If the current market environment persists, we may have to take additional cost-cutting measures including idling additional plants if necessary.
We believe an important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow faster than the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, although the entire RV industry has been weak, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail unit sales as reported by Statistical Surveys, Inc. were down approximately 23.4% for the twelve months ended December 31, 2008 compared with the same period last year. The motorized segment retail unit sales were down approximately 41.6%. A difficult credit environment and declining consumer confidence, have slowed retail recreation vehicle sales and appear to affect the motorized segment more severely.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
When consumer confidence improves from its current historic low level and retail and wholesale credit availability improve, we expect to see a rebound in sales and expect to benefit from our ability to ramp up production in an industry with fewer competitors than before.
Government entities are primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore airline travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. Bus sales may benefit from the U.S. Government’s emphasis on mass transportation in the American Reinvestment and Recovery Act stimulus package.

Three Months Ended January 31, 2009 vs.
     Three Months Ended January 31, 2008

	Three Months	Three Months
	Ended	Ended	Change
	1/31/2009	1/31/2008	Amount	%
NET SALES:
Recreation Vehicles
Towables	$114,663	$394,441	$(279,778)	(70.9)
Motorized	19,910	110,825	(90,915)	(82.0)

Total Recreation Vehicles	134,573	505,266	(370,693)	(73.4)
Buses	92,110	93,904	(1,794)	(1.9)

Total	$226,683	$599,170	$(372,487)	(62.2)

# OF UNITS:
Recreation Vehicles
Towables	5,107	17,825	(12,718)	(71.3)
Motorized	226	1,340	(1,114)	(83.1)

Total Recreation Vehicles	5,333	19,165	(13,832)	(72.2)
Buses	1,449	1,427	22	1.5

Total	6,782	20,592	(13,810)	(67.1)

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change
	1/31/2009	Net Sales	1/31/2008	Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$3,915	3.4	$52,079	13.2	$(48,164)	(92.5)
Motorized	(3,635)	(18.3)	9,855	8.9	(13,490)	(136.9)

Total Recreation Vehicles	280	0.2	61,934	12.3	(61,654)	(99.5)
Buses	7,877	8.6	7,783	8.3	94	1.2

Total	$8,157	3.6	$69,717	11.6	$(61,560)	(88.3)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$13,914	12.1	$24,108	6.1	$(10,194)	(42.3)
Motorized	6,091	30.6	6,334	5.7	(243)	(3.8)

Total Recreation Vehicles	20,005	14.9	30,442	6.0	(10,437)	(34.3)
Buses	4,076	4.4	3,872	4.1	204	5.3
Corporate	6,118	—	5,505	—	613	11.1

Total	$30,199	13.3	$39,819	6.6	$(9,620)	(24.2)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$(9,551)	(8.3)	$30,492	7.7	$(40,043)	(131.3)
Motorized	(10,289)	(51.7)	3,561	3.2	(13,850)	(388.9)

Total Recreation Vehicles	(19,840)	(14.7)	34,053	6.7	(53,893)	(158.3)
Buses	3,723	4.0	3,556	3.8	167	4.7
Corporate	(6,834)	—	(2,403)	—	(4,431)	184.4

Total	$(22,951)	(10.1)	$35,206	5.9	$(58,157)	(165.2)

ORDER BACKLOG:

	As of	As of	Change
	January 31, 2009	January 31,2008	Amount	%
Recreation Vehicles
Towables	$133,988	$215,479	$(81,491)	(37.8)
Motorized	40,723	102,884	(62,161)	(60.4)

Total Recreation Vehicles	174,711	318,363	(143,652)	(45.1)
Buses	217,085	249,495	(32,410)	(13.0)

Total	$391,796	$567,858	$(176,062)	(31.0)

CONSOLIDATED
Net sales and gross profit for the three months ended January 31, 2009 were down 62.2% and 88.3%, respectively, compared to the three months ended January 31, 2008. Selling, general and administrative expenses for the three months ended January 31, 2009 decreased 24.2% compared to the three months ended January 31, 2008. The loss before income taxes for the three months ended January 31, 2009 was $22,951as compared to the income before taxes for three months ended January 31, 2008 of $35,206. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses were $6,118 for the three months ended January 31, 2009 compared to $5,505 for the three months ended January 31, 2008.
Corporate interest income and other income was $1,140 for the three months ended January 31, 2009 compared to $3,119 for the three months ended January 31, 2008.
The overall effective tax rate for the three months ended January 31, 2009 was 35.3% compared to 38.6% for the three months ended January 31, 2008. The primary reason for the change in the effective tax rate is that the Company recorded an overall income tax benefit for the three months ended January 31, 2009. The overall income tax benefit was reduced by certain adjustments, the largest of which related to FIN 48 liabilities.
Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	.4%	(71.3)%	(70.9)%
Motorized	1.1%	(83.1)%	(82.0)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 70.9% resulted from a 71.3% decrease in unit shipments offset by a .4% increase in average price per unit resulting primarily from mix of product.
The overall industry decrease in wholesale unit shipments of towables for November and December of 2008 and January 2009 compared to the same period last year was 71.0% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage was 3.4% of net sales for the three months ended January 31, 2009 compared to 13.2% of net sales for the three months ended January 31, 2008. The primary factor for the

$48,164 decrease in gross profit was decreased sales volume of $279,778 and increased discounting. Selling, general and administrative expenses were 12.1% of net sales for the three months ended January 31, 2009 and 6.1% of net sales for the three months ended January 31, 2008.
Towables income before income taxes decreased to (8.3)% of net sales for the three months ended January 31, 2009 from 7.7% of net sales for the three months ended January 31, 2008. The primary factor for this decrease was the loss of profit on reduced sales volume of $279,778 Selling general and administrative expenses decreased $10,194 for the three months ended January 31, 2009 as compared to the same period in the prior year. This was also due to the reduced sales volume.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 82.0% resulted from an 83.1% decrease in unit shipments offset by a 1.1% increase in average sales per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 80.4% for the three month period of November and December 2008 and January 2009 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit percentage decreased to (18.3)% of net sales for the three months ended January 31, 2009, from 8.9% of net sales for the three months ended January 31, 2008. The primary factor for the $13,490 decrease in gross profit and gross profit percentage was decreased sales volume of $90,915 and increased discounting. Selling, general and administrative expenses were 30.6% of net sales for the three months ended January 31, 2009 and 5.7% of net sales for the three months ended January 31, 2008. The increase in selling general and administrative expense percentage is the result of a decrease in sales for the same period. The actual selling, general and administrative expense decreased $243 for the three months ended January 31, 2009 as compared to the same period in the prior year.
Motorized income before income taxes was (51.7)% of net sales for the three months ended January 31, 2009 and 3.2% of net sales for the three months ended January 31, 2008. The primary factor for this decrease was the loss of profit on reduced sales volume of $90,915.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Buses	(3.4)%	1.5%	(1.9)%
The decrease in buses net sales of 1.9% resulted from 1.5% increase in unit shipments offset by a 3.4% decrease on average price resulting primarily from mix of product.
Buses gross profit percentage was 8.6% of net sales for the three months ended January 31, 2009 and 8.3% for the three months ended January 31, 2008. Selling, general and administrative expenses were 4.4% of net sales for the three months ended January 31, 2009 and 4.1% for the three months ended January 31, 2008.
Buses income before income taxes was 4.0% of net sales for the three months ended January 31, 2009 compared to 3.8% for the three months ended January 31, 2008.

Six Months Ended January 31, 2009 vs.
Six Months Ended January 31, 2008

	Six Months	Six Months
	Ended	Ended	Change
	1/31/2009	1/31/2008	Amount	%
NET SALES:
Recreation Vehicles
Towables	$400,200	$918,152	$(517,952)	(56.4)
Motorized	64,775	251,325	(186,550)	(74.2)

Total Recreation Vehicles	464,975	1,169,477	(704,502)	(60.2)
Buses	200,525	193,429	7,096	3.7

Total	$665,500	$1,362,906	$(697,406)	(51.2)

# OF UNITS:
Recreation Vehicles
Towables	17,646	41,640	(23,994)	(57.6)
Motorized	748	3,111	(2,363)	(76.0)

Total Recreation Vehicles	18,394	44,751	(26,357)	(58.9)
Buses	3,097	2,970	127	4.3

Total	21,491	47,721	(26,230)	(55.0)

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change
	1/31/2009	Net Sales	1/31/2008	Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$34,737	8.7	$131,255	14.3	$(96,518)	(73.5)
Motorized	(4,411)	(6.8)	23,673	9.4	(28,084)	(118.6)

Total Recreation Vehicles	30,326	6.5	154,928	13.2	(124,602)	(80.4)
Buses	17,894	8.9	16,064	8.3	1,830	11.4

Total	$48,220	7.2	$170,992	12.5	$(122,772)	(71.8)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$32,414	8.1	$52,627	5.7	$(20,213)	(38.4)
Motorized	11,912	18.4	13,296	5.3	(1,384)	(10.4)

Total Recreation Vehicles	44,326	9.5	65,923	5.6	(21,597)	(32.8)
Buses	8,665	4.3	7,668	4.0	997	13.0
Corporate	11,674	—	11,638	—	36	0.3

Total	$64,665	9.7	$85,229	6.3	$(20,564)	(24.1)

INCOME BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$2,823	0.7	$81,304	8.9	$(78,481)	(96.5)
Motorized	(16,891)	(26.1)	10,414	4.1	(27,305)	(262.2)

Total Recreation Vehicles	(14,068)	(3.0)	91,718	7.8	(105,786)	(115.3)
Buses	9,020	4.5	7,695	4.0	1,325	17.2
Corporate	(9,653)	—	(3,727)	—	(5,926)	159.0

Total	$(14,701)	(2.2)	$95,686	7.0	$(110,387)	(115.4)

CONSOLIDATED
Net sales and gross profit for the six months ended January 31, 2009 were down 51.2% and 71.8%, respectively, compared to the six months ended January 31, 2008. Selling, general and administrative expenses for the six months ended January 31, 2009 decreased 24.1% compared to the six months ended January 31, 2008. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $11,674 for the six months ended January 31, 2009 compared to $11,638 in the six months ended January 31, 2008. Corporate interest income and other income was $3,877 for the six months ended January 31, 2009 compared to $7,900 for the six months ended January 31, 2008.The overall effective tax rate for the six months ended January 31, 2009 was 33.7% compared to 37.3% for the six months ended January 31, 2008. The overall income tax benefit was reduced by certain adjustments, the largest of which related to FIN 48 liabilities.
SEGMENT REPORTING
Recreation Vehicles
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	1.2%	(57.6%)	(56.4%)
Motorized	1.8%	(76.0%)	(74.2%)
Towable Recreation Vehicles
The decrease in towables net sales of 56.4% resulted primarily from a 1.2% increase in average price per unit and mix of product and a 57.6% decrease in unit shipments. The overall industry decrease in towables for August 2008 through January 2009 was 55.8% according to statistics published by the Recreation Vehicle Industry Association.
Towables gross profit percentage decreased to 8.7% of net sales for the six months ended January 31, 2009 from 14.3% of net sales for the six months ended January 31, 2008. The primary factor for the $96,518 decrease in gross profit was decreased sales volume of $517,952. Selling, general and administrative expenses were 8.1% of net sales for the six months ended January 31, 2009 and 5.7% of net sales for the six months ended January 31, 2008.
Towables income before income taxes decreased to 0.7% of net sales for the six months ended January 31, 2009 from 8.9% of net sales for the six months ended January 31, 2008. The primary factor for this decrease of $78,481 was the decreased sales volume of $517,952.
Motorized Recreation Vehicles
The decrease in motorized net sales of 74.2% resulted from a 76.0% decrease in unit shipments offset by a 1.8% increase in average price and product mix. The overall market decrease in motorhome unit shipments was 71.3% for August 2008 through January 2009 according to statistics published by the Recreation Vehicle Industry Association. The increase in the average price per unit resulted from the product mix.

Motorized gross profit percentage decreased to (6.8%) of net sales for the six months ended January 31, 2009 from 9.4% of net sales for the six months ended January 31, 2008. The primary reasons for the decrease in gross profit percentage were the decreased sales volume of $186,550 and discounting. Selling, general and administrative expenses were 18.4% of net sales for the six months ended January 31, 2009 and 5.3% of net sales for the six months ended January 31, 2008; this is also due to the decreased sales volume.
Motorized income before income taxes was a negative 26.1% of net sales for the six months ended January 31, 2009 and a positive 4.1% of net sales for the six months ended January 31, 2008.
Buses
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change

Buses	(.6%)	4.3%	3.7%
The increase in buses net sales of 3.7% resulted from a 4.3% increase in unit shipments offset by a ..6% decrease in average price and product mix.
Buses gross profit percentage increased to 8.9% of net sales for the six months ended January 31, 2009 from 8.3% of net sales for the six months ended January 31, 2008. The primary reason for the increase in gross profit percentage was reduced material cost as a percent of sales and to an increased average price per unit and the mix of units. Selling, general and administrative expenses were 4.3% of net sales for the six months ended January 31, 2009 and 4.0% of net sales for the six months ended January 31, 2008.
Buses income before income taxes increased to 4.5% of net sales for the six months ended January 31, 2009 from 4.0% for the six months ended January 31, 2008.
Financial Condition and Liquidity
As of January 31, 2009, we had $191,099 in cash and cash equivalents compared to $189,620 on July 31, 2008.
Reference is made to Note 6 to our condensed consolidated financial statements contained elsewhere in this Report for a description of developments related to our investments in ARS.
Working capital at January 31, 2009 was $273,790 compared to $279,504 at July 31, 2008. We have no long-term debt. Capital expenditures of approximately $3,167 for the six months ended January 31, 2009 were made primarily to upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2009 of approximately $4,430. These expenditures will be made primarily for replacement and upgrading of machinery and equipment and other assets to be used in the ordinary course of business.

Critical Accounting Principles
The consolidated financial statements of Thor are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgments, estimates, and complexity.
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
Repurchase Commitments
It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default. The risk of loss under these agreements is spread over numerous dealers and further reduced by the resale value of the units which the Company would be required to repurchase. Although losses under these agreements have increased in the past six months, they have not been significant in the periods presented in the consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations. The Company records repurchase reserves based on prior experience and known current events.
Investments
We have an investment portfolio comprised of taxable and tax-exempt auction rate securities. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income which could materially adversely affect our operating results.

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
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation of the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2008 and Part II, Item 1A of this Quarterly Report on Form 10-Q. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in foreign currency related to its operations in Canada. However, because of the size of the Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact on the Company’s financial position or results of operations. The Company is also exposed to market risks related to interest rates because of its investments in debt securities. A hypothetical 10% change in interest rates would not have a significant impact on the Company’s financial position or results of operations.
Reference is made to Note 6 to our condensed consolidated financial statements contained elsewhere in this Report for a description of developments related to our investments in ARS.
In January 2009 we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust”

and together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10 million loans to the Borrowers. The first loan is payable in full on January 15, 2014 and the second loan is payable in full on January 29, 2010. The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads”) the parent company of one of our dealers. The loans are guaranteed by FreedomRoads and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads. While we believe that the notes receivable from the Borrowers are collectible, a deterioration in the liquidity or credit worthiness of the Borrowers or FreedomRoads could impact the collectibility of the notes receivable.
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
During the three months ended on January 31, 2009, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS.
The SEC is reviewing the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We are cooperating fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time. Thor has been named in several complaints, some of which were originally styled as putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints along with other complaints filed by numerous individual plaintiffs, have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally allege injury due to the presence of formaldehyde in the units for which the plaintiffs are seeking monetary and other damages. Thor strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
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
In accordance with customary practice in the recreation vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, for up to 18 months after a recreation vehicle is financed and in the event of default by the dealer, we will repurchase the recreation vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreation vehicles in the future, this would increase our costs. In difficult economic times this amount could become material.
Certain of our notes receivable may have collectibility risk.
In January 2009 we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10 million loans to the Borrowers. The first loan is payable in full on January 15, 2014 and the second loan is payable in full on January 29, 2010. The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads”) the parent company of one of our dealers. The loans are guaranteed by FreedomRoads and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads. While we believe that the notes receivable from the Borrowers are collectible, a deterioration in the liquidity or credit worthiness of the Borrowers or FreedomRoads could impact the collectibility of the notes receivable.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on December 9, 2008. For more information on the above matters submitted to a vote of security holders, see the Company’s proxy statement dated October 30, 2008.
(1) At the meeting, the stockholders elected two Class A directors of the Company to serve until the Company’s Annual Meeting of Stockholders in 2011. The names of the directors elected and the number of votes cast for or withheld, as well as the number of broker non-votes, with respect to each director are as follows:

Director	For	Withheld	Broker Non-Votes

Wade F. B. Thompson	51,836,733	485,489	—

Jan H. Suwinski	48,872,751	3,449,471	—
The terms of directors H. Coleman Davis, III, Peter B. Orthwein, William C. Tomson, Neil D. Chrisman, Alan Siegel and Geoffrey A. Thompson continued after the meeting. Mr. Davis subsequently retired as a director of the Company as of December 31, 2008.
(2) At the meeting, the stockholders voted to adopt the Thor Industries, Inc. 2008 Annual Incentive Plan. The number of votes cast for or against, as well as the number of abstentions and broker non-votes with respect to the 2008 Annual Incentive Plan are as follows:

For	Against	Abstain	Broker Non-Votes

47,846,041	413,462	694,382	3,368,337

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Thor Industries, Inc. 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated December 15, 2008).

10.2	Thor Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s 8-K dated December 15, 2008).

10.3	Thor Industries, Inc. Select Executive Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s 8-K dated December 15, 2008).

10.4	Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 15, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated January 22, 2009).

10.5	Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated February 3, 2009).

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: March 9, 2009	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: March 9, 2009	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President and Chief Financial Officer