Form 10-Q
period 2009-04-30
THOR INDUSTRIES INC
filed 2009-06-09
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to ..
COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/2009
Common stock, par value $.10 per share	55,440,924 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$177,878	$189,620
Accounts receivable:
Trade	116,429	136,866
Other	4,339	9,489
Inventories	131,969	152,582
Prepaid expenses	3,905	5,472
Note receivable	10,000	—
Deferred income taxes	33,891	33,891

Total current assets	478,411	527,920

Property:
Land	20,299	21,090
Buildings and improvements	133,882	135,167
Machinery and equipment	73,951	71,965

Total Cost	228,132	228,222
Accumulated depreciation	82,657	74,992

Property, net	145,475	153,230

Investment in joint ventures	1,920	3,269

Other assets:
Long term investments	119,951	126,403
Goodwill	148,411	158,128
Non-compete agreements	709	1,093
Trademarks	13,336	13,900
Long term note receivable	10,000	—
Other	5,354	12,619

Total other assets	297,761	312,143

TOTAL ASSETS	$923,567	$996,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,081	$96,158
Accrued liabilities:
Taxes	1,415	26,050
Compensation and related items	23,582	24,845
Product warranties	45,874	61,743
Promotions and rebates	9,260	10,781
Product/property liability and related	16,043	12,560
Other	16,720	16,279

Total current liabilities	194,975	248,416

Long Term Liabilities
Unrecognized tax benefits	32,239	29,332
Other	14,093	19,118

Total long term liabilities	46,332	48,450

Stockholders’ equity:
Common stock — authorized 250,000,000 shares:
issued 57,318,263 shares @ 4/30/09 and 57,317,263 shares @ 7/31/08; par value of $.10 per share	5,732	5,732
Additional paid-in capital	94,159	93,683
Retained earnings	656,647	675,928
Accumulated other comprehensive income	(594)	(1,963)
Less Treasury shares of 1,877,339 @ 4/30/09 & 7/31/08	(73,684)	(73,684)

Total stockholders’ equity	682,260	699,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$923,567	$996,562

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

	Three Months Ended April 30		Nine Months Ended April 30
	2009	2008	2009	2008
Net Sales	$415,472	$707,931	$1,080,972	$2,070,837

Cost of products sold	369,025	617,932	986,305	1,809,846

Gross profit	46,447	89,999	94,667	260,991

Selling, general and administrative expenses	33,971	47,903	98,636	133,132

Impairment of goodwill and trademarks	9,717	—	10,281	—

Gain on sale of property	—	—	373	2,308

Interest income	1,169	2,406	4,670	9,763

Interest expense	144	423	386	1,136

Net appreciation (impairment) of auction rate securities	728	—	(1,125)	—

Other income	60	261	589	1,232

Income (loss) before income taxes	4,572	44,340	(10,129)	140,026

Provision (benefit) for income taxes	2,470	16,486	(2,491)	52,361

Net income (loss)	$2,102	$27,854	$(7,638)	$87,665

Average common shares outstanding:
Basic	55,436,924	55,447,313	55,426,829	55,655,907
Diluted	55,468,620	55,562,644	55,426,829	55,815,770

Earnings (loss) per common share:
Basic	$.04	$.51	$(.14)	$1.58
Diluted	$.04	$.50	$(.14)	$1.57

Regular dividends declared and paid per common share:	$.07	$.07	$.21	$.21
Special dividends declared and paid per common share:	$—	$—	$—	$2.00
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,638)	$87,665
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,885	10,045
Amortization	384	613
Goodwill and Trademark impairment	10,281	—
Deferred income taxes	—	(18,330)
Gain on disposition of assets	(392)	(2,343)
Net impairment on trading investments	1,125	—
Stock based compensation	449	216
Changes in non cash assets and liabilities:
Accounts receivable	25,587	(8,941)
Note receivable	(10,000)	—
Inventories	20,613	(30,254)
Prepaids and other	8,603	(3,069)
Accounts payable	(13,652)	(9,308)
Accrued liabilities	(36,457)	15,205
Other liabilities	(6,717)	8,007

Net cash provided by operating activities	2,071	49,506

Cash flows from investing activities:
Purchases of property, plant & equipment	(5,077)	(12,137)
Proceeds from disposition of assets	2,785	4,989
Purchase of available for sale investments	—	(66,650)
Proceeds from disposition of available for sale investments	4,450	105,925
Proceeds from disposition of trading investments	5,550	—
Loan transaction	(10,000)	—
Proceeds on dissolution of joint venture	1,578	—

Net cash (used in) provided by investing activities	(714)	32,127

Cash flows from financing activities:
Cash dividends	(11,643)	(123,397)
Purchase of common stock held as treasury shares	—	(13,561)
Proceeds from issuance of common stock	27	2,206

Net cash used in financing activities	(11,616)	(134,752)

Effect of exchange rate changes on cash	(1,483)	910

Net increase (decrease) in cash and equivalents	(11,742)	(52,209)
Cash and equivalents, beginning of period	189,620	171,889

Cash and equivalents, end of period	$177,878	$119,680

Supplemental cash flow information:
Income taxes paid	$18,376	$54,870
Interest paid	386	1,136

Non cash transactions:
Capital expenditures in accounts payable	$118	$391
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2008 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2008. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results for the full year.

2.	Major classifications of inventories are:

	April 30, 2009	July 31, 2008
Raw materials	$66,409	$79,356
Chassis	36,669	37,562
Work in process	41,344	51,162
Finished goods	15,889	13,584

Total	160,311	181,664
Less excess of FIFO costs over LIFO costs	28,342	29,082

Total inventories	$131,969	$152,582

3. Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Weighted average shares outstanding for basic earnings per share	55,436,924	55,447,313	55,426,829	55,655,907

Stock options and restricted stock	31,696	115,331	—	159,863

Total — For diluted shares	55,468,620	55,562,644	55,426,829	55,815,770

4.	Comprehensive Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Net Income (loss)	$2,102	$27,854	$(7,638)	$87,665
Foreign currency translation adjustment	168	(100)	(1,483)	910
Change in temporary impairment of investment, net of tax	170	(4,792)	2,852	(4,792)

Comprehensive income	$2,440	$22,962	$(6,269)	$83,783

As described in Note 6, the Auction Rate Securities (“ARS”) purchased from UBS were previously transferred to trading securities and the related other-than-temporary impairment was recorded against operations. This resulted in a reversal of the charge previously recorded in other comprehensive income in respect of these securities.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Net Sales:
Recreation vehicles:
Towables	$264,317	$480,020	$664,517	$1,398,172
Motorized	47,724	120,940	112,499	372,265

Total recreation vehicles	312,041	600,960	777,016	1,770,437
Buses	103,431	106,971	303,956	300,400

Total	$415,472	$707,931	$1,080,972	$2,070,837

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Income (loss) Before Income Taxes:
Recreation vehicles:
Towables	$18,374	$42,014	$21,197	$123,318
Motorized	(11,514)	3,390	(28,405)	13,804

Total recreation vehicles	6,860	45,404	(7,208)	137,122
Buses	1,243	5,113	10,263	12,808
Corporate	(3,531)	(6,177)	(13,184)	(9,904)

Total	$4,572	$44,340	$(10,129)	$140,026

	April 30, 2009	July 31, 2008
Identifiable Assets:
Recreation vehicles:
Towables	$372,567	$409,793
Motorized	93,485	108,740

Total recreation vehicles	466,052	518,533
Buses	97,431	110,647
Corporate	360,084	367,382

Total	$923,567	$996,562

6.	Investments and Fair Value Measurements
Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of

FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”), that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of April 30, 2009. FSP 157-3 was effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ended October 31, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of April 30, 2009:

	Significant Quoted	Other	Significant
	Market Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	Fair Value at April
	(Level 1)	(Level 2)	(Level 3)	30, 2009
Cash & cash equivalents	$177,878	$—	$—	$177,878
Auction rate securities (including Put Rights)	—	—	119,951	119,951

Total	$177,878	$—	$119,951	$297,829

Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.

In addition to the above investments, the Company holds non-qualified retirement plan assets of $5,317 at April 30, 2009 ($12,519 at July 31, 2008). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in Other Assets on the Consolidated Balance Sheet.

Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the federal government. Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermine “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Balances at August 1, 2008	$126,403
Net change in other comprehensive income	4,673
Net loss included in earnings	(1,125)
Purchases	—
Sales/Maturities	(10,000)

Balances at April 30, 2009	$119,951

Auction Rate Securities

At April 30, 2009, we held $122,550 (par value) of long-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At April 30, 2009, the majority of the ARS we held were AAA rated or equivalent, and none were below A rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.

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

In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provides the Company with the right (the “Put Rights”) to sell to UBS at par value ARS purchased from UBS (approximately $107,400 of our entire ARS portfolio of $122,550) at any time during a two-year sale period beginning June 30, 2010.

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

At April 30, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $1,474 ($958 net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $15,150 (par value) that were not part of the UBS settlement as of April 30, 2009. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.

The enforceability of the Put Rights results in a put option which has been recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. The Company has elected to account for this put option at fair value under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a benefit to operations of $9,754 related to the Put Rights provided by the settlement and an other-than-temporary impairment charge to operations of $10,879 on the $107,400 (par value) portion of our ARS portfolio for a net loss of $1,125, as we may decide not to hold these ARS until final maturity with the opportunity provided by the Put Rights.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through April 30, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 31 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments may be longer than twelve months and as a result, we have classified these investments as long-term at April 30, 2009. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS, one of the Company’s investment providers.

7.	Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired.

The components of other intangible assets are as follows:

	April 30, 2009		July 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$2,888	$2,179	$5,938	$4,845

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Non-compete Agreements:
Amortization Expense	$92	$200	$384	$613

Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:
For the year ending July 2009	$476
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$57
In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment.

At April 30, 2009 the Company, with the assistance of an independent valuation firm, completed an annual impairment review which resulted in a non-cash goodwill impairment charge of $9,717 in the third quarter of fiscal 2009 for the goodwill associated with an operating subsidiary in the motorized reportable segment. The Company also completed an impairment review in the second quarter which resulted in a non-cash trademark impairment charge of $564 for the trademark associated with an operating subsidiary in the motorized reportable segment. The impairments result from the difficult market environment and outlook for the motorhome business.

As of April 30, 2009, Goodwill and Trademarks by segment are as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	—	2,036

Total Recreation Vehicles	143,795	12,273

Bus	4,616	1,063

Total	$148,411	$13,336

8.	Warranty

Thor provides customers of our products with a warranty covering defects in material or workmanship for primarily one year with longer warranties of up to five years on certain structural components. We record a liability based on a consistent calculation reflecting our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Beginning Balance	$49,798	$61,690	$61,743	$64,310
Provision	7,252	17,169	21,283	49,244
Payments	(11,176)	(16,474)	(37,152)	(51,169)

Ending Balance	$45,874	$62,385	$45,874	$62,385

The lower provision for the three months and nine months ended April 30, 2009 results primarily from the lower sales activity which the Company is experiencing in the current difficult market environment.

9.	Commercial Commitments

Our principal commercial commitments at April 30, 2009 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$ 7,087	various
Standby repurchase obligation on dealer financing	$522,951	up to eighteen months
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $6,486 and $5,040 as of April 30, 2009 and July 31, 2008, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Cost of units repurchased	$5,852	$2,239	$26,559	$4,993
Realization on units resold	5,078	1,614	21,644	4,049

Losses due to repurchase	$(774)	$(625)	$(4,915)	$(944)

The increase in losses due to repurchase resulted from the more difficult market for the recreation vehicle business. We increased our reserve for repurchases and guarantees at July 31, 2008 and at April 30, 2009.

10.	Provision for Income Taxes

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine months ended April 30, 2009, no material change relative to accrued unrecognized tax benefits was recorded and $1,476 in interest and penalties has been accrued.

The Company anticipates a decrease of approximately $1,135 in unrecognized tax benefits within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

11.	Retained Earnings

The components of changes in retained earnings are as follows:

Balance as of July 31, 2008	$675,928
Net Loss	(7,638)
Dividends Paid	(11,643)

Balance as of April 30, 2009	$656,647

12.	Line of Credit

The Company had a $30,000 unsecured revolving line of credit which bore interest at prime less 2.15% and expired on November 30, 2008. The Company decided not to renew the unsecured revolving line of credit and allowed it to expire on November 30, 2008. The decision not to renew the line of credit was based on our strong cash position combined with our expectation that we will have the ability to borrow at favorable rates against our ARS, if needed. As a result, we did not anticipate utilizing the line of credit and did not want to incur the cost of maintaining it. There was no outstanding balance at July 31, 2008.

13.	Loan Transactions and Related Notes Receivable

On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10,000 to the Borrowers (the “First Loan”). The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads”), the parent company of one of the Company’s dealers, and pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads to enable FreedomRoads to repay its principal obligations under floorplan financing arrangements with third parties in respect of products of the Company and its subsidiaries.

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

On January 30, 2009, the Company entered into a Second Credit Agreement (the “Second Credit Agreement” and together with the First Credit Agreement, the “Credit Agreements”) with the Borrowers pursuant to which the Company loaned an additional $10,000 to the Borrowers (the “Second Loan” and together with the First Loan, the “Loans”). Pursuant to the terms of the Second Credit Agreement, the Borrowers agreed to use the proceeds of the Second Loan solely to make an equity contribution to FreedomRoads to be used by FreedomRoads to purchase the Company’s products.

The principal amount of the Second Loan is payable in full on January 29, 2010 and bears interest at a rate of 12% per annum. Interest is payable in cash and the first interest payment was due and paid in full on April 30, 2009. The remaining interest payment dates are: July 31, 2009, October 30, 2009 and January 29, 2010.

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

14.	Thor CC, Inc.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sale of recreation vehicles to consumer buyers. This joint venture was dissolved in September 2008 after the joint venture partner informed us that it was no longer providing retail financing for recreation vehicles. We recovered our investment of $1,578 upon dissolution.

In November 2008, the Company announced that it will again be providing retail financing for recreation vehicle customers of Thor dealers through the Company’s wholly owned subsidiary, Thor CC, Inc. (“Thor CC”). The new business, which is led by employees of the former joint venture, will finance new Thor and used recreation vehicle products sold by our dealers.

The retail financing to be provided by Thor CC will be funded by Thor’s operating cash flow. We anticipate that we will allocate approximately $10,000 which will be used to fund retail loans. The retail loans will then be sold to banks with which Thor CC has established relationships, and the proceeds of such sales will then be available to make new loans. We do not anticipate any significant impact to our liquidity and capital resources beyond the $10,000 that we have allocated to Thor CC. The retail loans will be made to prime and super prime customers with high credit scores. We expect to outsource the servicing of the loans.

As of June 2, 2009, Thor CC offered retail financing through Thor recreation vehicle dealers in the following states: Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. We expect that Thor CC will expand its lending ability beyond these states in the future.

15.	Liquidation of Insurance Subsidiary

The Company does not intend to insure any future risks through its insurance subsidiary because of the uncertainty of the timing of the deductibility of the insurance premium. Further, the Company does not believe that the future benefits of the insurance subsidiary, including the risk shifting and risk distribution among the Company’s operating subsidiaries, are in excess of the administrative cost of maintenance. The Company is in the process of liquidating the entity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 32.6%. In the motorized segment of the industry we have a market share of approximately 16.7%. Our market share in small and mid-size buses is approximately 41%. We also manufacture and sell 30-foot buses, 35-foot buses, and 40-foot buses.
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
In November 2008, the Company announced that it will again be providing retail financing for recreation vehicles of Thor dealers through the Company’s wholly owned subsidiary, Thor CC, Inc. (“Thor CC”). The new business will finance new Thor and used recreation vehicle products sold by our dealers.
The retail financing to be provided by Thor CC will be funded by Thor’s operating cash flow. We anticipate that we will allocate approximately $10,000 which will be used to fund retail loans. The retail loans will then be sold to banks with which Thor CC has established relationships, and the proceeds of such sales will then be available to make new loans. We do not anticipate any significant impact to our liquidity and capital resources beyond the $10,000 that we have allocated to Thor CC. The retail loans will be made to prime and super prime customers with high credit scores. We expect to outsource the servicing of the loans.
Thor CC currently offers retail financing through Thor recreation vehicle dealers in the following states: Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. We expect that Thor CC will expand its lending ability beyond these states in the future.
One of our recreation vehicle dealers accounted for 14.5% of RV net sales for the three months ended April 30, 2009 and 12.5% for the nine months ended April 30, 2009.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected by the lack of available wholesale and retail financing and low consumer confidence. As a result, market conditions continue to be soft and we anticipate this weakness to continue for the remainder of 2009.
The motorized market has been significantly impacted by current market conditions. The volatility of fuel prices and the tightening of the retail credit markets are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Based on the foregoing, for the nine months ended April 30, 2009 net sales in our motorized segment decreased 69.8% compared to the nine months ended April 30, 2008. Our towable market has also been significantly impacted albeit less than our motorized market as the price of a towable recreation vehicle is generally about one-fourth that of a motorhome and sales of more expensive recreation vehicles have suffered greater in the current economic downturn. Dealers continue to sell older model-year units before replacing them with new products. The decline in wholesale demand has directly impacted our gross margins as we have had to increase our discounts to maintain competitive pricing. For the nine months ended April 30, 2009, net sales in our towables segment decreased 52.5% compared to the nine months ended April 30, 2008. These significant decreases in net sales, offset in part by increases in net sales in our bus segment, were primarily responsible for the loss before income taxes for the nine months ended April 30, 2009 of $10,129 compared to income before income taxes of $140,026 for the nine months ended April 30, 2008. The decrease was also due to a non-cash goodwill impairment charge of $9,717 for the goodwill associated with an operating subsidiary in the motorized reportable segment, trademark impairment of $564 associated with an operating subsidiary in the motorized reportable segment and one-time charges of $4,700 associated with an increase to our insurance reserves of $4,000 and to legal and settlement costs of $700.
The Company has reacted to the difficult business environment by scaling back its activities and reducing its workforce. If the current market environment persists, we may have to take additional cost-cutting measures including idling additional plants, if necessary.
We believe an important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow faster than the total

United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, although the entire RV industry has been weak, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail unit sales as reported by Statistical Surveys, Inc. were down approximately 42% for the three months ended March 31, 2009 compared with the same period last year. For the motorized segment, retail unit sales were down approximately 53%. A difficult credit environment and declining consumer confidence have slowed retail recreation vehicle sales and appear to affect the motorized segment more severely.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Material costs have generally been flat in 2009. Future increases in raw material may impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
When consumer confidence improves from its current historic low level and retail and wholesale credit availability improve, we expect to see a rebound in sales and expect to benefit from our ability to rapidly ramp up production in an industry with fewer competitors than before. We have been increasing our market share in the towable and motorized segments and we expect the trend to continue.
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
We do not expect the current condition of the U.S. auto industry, including the recent bankruptcy filings of General Motors and Chrysler, to have a significant impact on our supply of chassis. In addition to General Motors and Chrysler, the Company purchases chassis from Ford, Navistar, and Daimler Benz. Supply of chassis is adequate for now and we believe that on-hand inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Three Months Ended April 30, 2009 vs.
     Three Months Ended April 30, 2008

	Three Months	Three Months
	Ended	Ended	Change
	4/30/2009	4/30/2008	Amount	%
NET SALES:
Recreation Vehicles
Towables	$264,317	$480,020	$(215,703)	(44.9)
Motorized	47,724	120,940	(73,216)	(60.5)

Total Recreation Vehicles	312,041	600,960	(288,919)	(48.1)
Buses	103,431	106,971	(3,540)	(3.3)

Total	$415,472	$707,931	$(292,459)	(41.3)

# OF UNITS:
Recreation Vehicles
Towables	12,086	21,296	(9,210)	(43.2)
Motorized	671	1,570	(899)	(57.3)

Total Recreation Vehicles	12,757	22,866	(10,109)	(44.2)
Buses	1,551	1,597	(46)	(2.9)

Total	14,308	24,463	(10,155)	(41.5)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$34,062	12.9	$69,731	14.5	$(35,669)	(51.2)
Motorized	1,910	4.0	10,671	8.8	(8,761)	(82.1)

Total Recreation Vehicles	35,972	11.5	80,402	13.4	(44,430)	(55.3)
Buses	10,475	10.1	9,597	9.0	878	9.1

Total	$46,447	11.2	$89,999	12.7	$(43,552)	(48.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$15,809	6.0	$27,835	5.8	$(12,026)	(43.2)
Motorized	3,729	7.8	7,279	6.0	(3,550)	(48.8)

Total Recreation Vehicles	19,538	6.3	35,114	5.8	(15,576)	(44.4)
Buses	9,244	8.9	4,293	4.0	4,951	115.3
Corporate	5,189	—	8,496	—	(3,307)	(38.9)

Total	$33,971	8.2	$47,903	6.8	$(13,932)	(29.1)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$18,374	7.0	$42,014	8.8	$(23,640)	(56.3)
Motorized	(11,514)	(24.1)	3,390	2.8	(14,904)	(439.6)

Total Recreation Vehicles	6,860	2.2	45,404	7.6	(38,544)	(84.9)
Buses	1,243	1.2	5,113	4.8	(3,870)	(75.7)
Corporate	(3,531)	—	(6,177)	—	2,646	42.8

Total	$4,572	1.1	$44,340	6.3	$(39,768)	(89.7)

	As of	As of	Change
	April 30, 2009	April 30, 2008	Amount	%
ORDER BACKLOG:
Recreation Vehicles
Towables	$180,075	$194,938	$(14,863)	(7.6)
Motorized	33,287	81,499	(48,212)	(59.2)

Total Recreation Vehicles	213,362	276,437	(63,075)	(22.8)
Buses	228,084	249,533	(21,449)	(8.6)

Total	$441,446	$525,970	$(84,524)	(16.1)

CONSOLIDATED
Net sales and gross profit for the three months ended April 30, 2009 were down 41.3% and 48.4%, respectively, compared to the three months ended April 30, 2008. Selling, general and administrative expenses for the three months ended April 30, 2009 decreased 29.1% compared to the three months ended April 30, 2008. Income before income taxes for the three months ended April 30, 2009 was $4,572 as compared to income before taxes for the three months ended April 30, 2008 of $44,340. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses were $5,189 for the three months ended April 30, 2009 compared to $8,496 for the three months ended April 30, 2008. The decrease of $3,307 is due to a decrease of $2,731 in insurance related expense, $600 in incentive based compensation, and $792 in accounting related fees. These decreases were partially offset by increases in legal costs of $530 and non-incentive compensation cost of $242.
Corporate interest income and other income was $930 for the three months ended April 30, 2009 compared to $2,288 for the three months ended April 30, 2008. The decrease of $1,358 is primarily due to a $1,211 decrease in interest income due to lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned.
The overall effective tax rate for the three months ended April 30, 2009 was tax expense at a 54% rate on $4,572 income before income taxes compared to tax expense at a 37.1% rate on $44,340 income before income taxes for the three months ended April 30, 2008. The primary reasons for the increase are additional tax expense for uncertain tax positions pursuant to FIN48, adjustments to various permanent items affected by the Company’s return to profitability in the third quarter and income tax credits. In the third quarter the Company adjusted its effective tax rate to record the benefit of Qualified Alternative Fuel Motor Vehicle tax credits for buses manufactured to run on alternative fuel. The Company also recorded a tax benefit for additional research and development tax credits. These benefits were offset partially by additional state tax expense recorded as a result of the finalization of California tax audits. Recording these adjustments to the effective tax rate in the third quarter caused a higher than normal tax rate for the three month period ended April 30, 2009, but the company projects the effective tax rate for the fiscal year to be more comparable to the 24.6% rate for the nine months ended April 30, 2009.

Segment Reporting
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change

Recreation Vehicles
Towables	(1.7)%	(43.2)%	(44.9)%
Motorized	(3.2)%	(57.3)%	(60.5)%
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 44.9% resulted from a 43.2% decrease in unit shipments and a 1.7% decrease in average sales price per unit resulting primarily from mix of product.
The overall industry decrease in wholesale unit shipments of towables for February, March and April 2009 compared to the same period last year was 56.8% according to statistics published by the Recreation Vehicle Industry Association.
Towable gross profit decreased $35,669 to $34,062 or 12.9% of towable net sales for the three months ended April 30, 2009 compared to $69,731 or 14.5% of towable net sales for the three months ended April 30, 2008. The decrease was due to a combination of increased discounts from unit list prices, increased wholesale and retail incentives provided to customers and changes in cost of products sold. Additional discounts and incentives were provided as a result of an overall decline in the recreation vehicle industry.
Cost of products sold decreased $180,034 to $230,255 or 87.1% of towable net sales for the three months ended April 30, 2009 compared to $410,289 or 85.5% of towable net sales for the three months ended April 30, 2008. The change in material, labor, freight-out and warranty comprised $169,808 of the $180,034 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a percentage of net sales was 78.8% for both the three months ended April 30, 2009 and 2008. Manufacturing overhead as a percentage of net sales increased to 8.3% from 6.7% due to a decrease in production resulting in lower absorption of fixed overhead costs. Manufacturing overhead decreased $10,226 due to lower variable overhead costs, resulting from lower production offset by unabsorbed fixed overhead costs.
Selling, general and administrative expenses were $15,809 or 6.0% of towable net sales for the three months ended April 30, 2009 compared to $27,835 or 5.8% of towable net sales for the three months ended April 30, 2008. The primary reason for the $12,026 decrease in selling, general and administrative expenses was decreased net sales which caused commissions, bonuses, and other compensation to decrease by $9,557. In addition, advertising and selling related costs decreased $810 due to decreased sales activity, legal and settlement costs decreased $653 due to the resolution of various legal and product disputes and accounting and other expenses decreased $1,006.

Towables income before income taxes decreased to 7.0% of towable net sales for the three months ended April 30, 2009 from 8.8% of towable net sales for the three months ended April 30, 2008. The primary factor for this decrease was the loss of gross profit on reduced sales volume of $215,703.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 60.5% resulted from a 57.3% decrease in unit shipments and a 3.2% decrease in average sales price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 76.9% for the three month period of February, March and April 2009 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
Motorized gross profit decreased $8,761 to $1,910 or 4.0% of motorized net sales for the three months ended April 30, 2009 compared to $10,671 or 8.8% of motorized net sales for the three months ended April 30, 2008. The decrease in margin was due to a combination of increased discounts from unit list prices, increased wholesale and retail incentives provided to customers and changes in cost of products sold. Additional discounts and incentives were provided as a result of an overall decline in the recreation vehicle industry.
Cost of products sold decreased $64,455 to $45,814 or 96.0% of motorized net sales for the three months ended April 30, 2009 compared to $110,269 or 91.2% of motorized net sales for the three months ended April 30, 2008. The change in material, labor, freight-out and warranty comprised $61,650 of the $64,455 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a percentage of net sales increased to 84.6% from 84.4%. Manufacturing overhead as a percentage of motorized net sales increased to 11.4% from 6.8% due to a decrease in production resulting in lower absorption of fixed overhead costs. Manufacturing overhead decreased $2,805 due to lower variable overhead costs resulting from lower production offset by unabsorbed fixed overhead costs.
Selling, general and administrative expenses were $3,729 or 7.8% of motorized net sales for the three months ended April 30, 2009 compared to $7,279 or 6.0% of motorized net sales for the three months ended April 30, 2008. The primary reason for the $3,550 decrease was decreased net sales which caused commissions, bonuses, and other compensation to decrease by $2,075. In addition, legal and settlement costs decreased $911 due to the resolution of various legal and product disputes and advertising and selling related costs decreased $386.
Motorized income before income taxes was a negative 24.1% of motorized net sales for the three months ended April 30, 2009 and 2.8% of motorized net sales for the three months ended April 30, 2008. The primary factor for this decrease was the loss of gross profit on reduced sales volume of $73,216 and the $9,717 write-off of goodwill.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change
Buses	(0.4)%	(2.9)%	(3.3)%

The decrease in buses net sales of 3.3% resulted from a 2.9% decrease in unit shipments and a 0.4% decrease in average price per unit resulting primarily from mix of product.
Buses gross profit increased $878 to $10,475 or 10.1% of buses net sales for the three months ended April 30, 2009 compared to $9,597 or 9.0% of buses net sales for the three months ended April 30, 2008. The increase was due to the additional margin we realized on additional features with higher margins included in our buses.
Cost of products sold decreased $4,418 to $92,956 or 89.9% of buses net sales for the three months ended April 30, 2009 compared to $97,374 or 91.0% of buses net sales for the three months ended April 30, 2008. The decrease in material, labor, freight-out and warranty represents $3,987 of the $4,418 decrease in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 82.9% from 83.9%. This decrease in percentage of cost of products sold was due to better procurement. Manufacturing overhead decreased $431 which caused manufacturing overhead to decrease to 7.0% from 7.2% as a percentage of buses net sales.
Selling, general and administrative expenses were $9,244 or 8.9% of buses net sales for the three months ended April 30, 2009 compared to $4,293 or 4.0% of buses net sales for the three months ended April 30, 2008. The primary reason for the $4,951 increase in selling, general and administrative expenses was due to a $4,000 increase in self insurance reserves and a $902 increase in legal and settlement costs.
Buses income before income taxes was 1.2% of buses net sales for the three months ended April 30, 2009 compared to 4.8% for the three months ended April 30, 2008. This decrease is primarily due to the increases in selling, general and administrative expenses noted above.

Nine Months Ended April 30, 2009 vs.
     Nine Months Ended April 30, 2008

	Nine
	Months	Nine Months
	Ended	Ended	Change
	4/30/2009	4/30/2008	Amount	%
NET SALES:
Recreation Vehicles
Towables	$664,517	$1,398,172	$(733,655)	(52.5)
Motorized	112,499	372,265	(259,766)	(69.8)

Total Recreation Vehicles	777,016	1,770,437	(993,421)	(56.1)
Buses	303,956	300,400	3,556	1.2

Total	$1,080,972	$2,070,837	$(989,865)	(47.8)

# OF UNITS:
Recreation Vehicles
Towables	29,732	62,936	(33,204)	(52.8)
Motorized	1,419	4,681	(3,262)	(69.7)

Total Recreation Vehicles	31,151	67,617	(36,466)	(53.9)
Buses	4,648	4,567	81	1.8

Total	35,799	72,184	(36,385)	(50.4)

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$68,799	10.4	$200,986	14.4	$(132,187)	(65.8)
Motorized	(2,501)	(2.2)	34,344	9.2	(36,845)	(107.3)

Total Recreation Vehicles	66,298	8.5	235,330	13.3	(169,032)	(71.8)
Buses	28,369	9.3	25,661	8.5	2,708	10.6

Total	$94,667	8.8	$260,991	12.6	$(166,324)	(63.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$48,223	7.3	$80,462	5.8	$(32,239)	(40.1)
Motorized	15,641	13.9	20,575	5.5	(4,934)	(24.0)

Total Recreation Vehicles	63,864	8.2	101,037	5.7	(37,173)	(36.8)
Buses	17,909	5.9	11,961	4.0	5,948	49.7
Corporate	16,863	—	20,134	—	(3,271)	(16.2)

Total	$98,636	9.1	$133,132	6.4	$(34,496)	(25.9)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$21,197	3.2	$123,318	8.8	$(102,121)	(82.8)
Motorized	(28,405)	(25.2)	13,804	3.7	(42,209)	(305.8)

Total Recreation Vehicles	(7,208)	(0.9)	137,122	7.7	(144,330)	(105.3)
Buses	10,263	3.4	12,808	4.3	(2,545)	(19.9)
Corporate	(13,184)	—	(9,904)	—	(3,280)	(33.1)

Total	$(10,129)	(0.9)	$140,026	6.8	$(150,155)	(107.2)

CONSOLIDATED
Net sales and gross profit for the nine months ended April 30, 2009 were down 47.8% and 63.7%, respectively, compared to the nine months ended April 30, 2008. Selling, general and administrative expenses for the nine months ended April 30, 2009 decreased 25.9% compared to the nine months ended April 30, 2008. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $16,863 for the nine months ended April 30, 2009 compared to $20,134 in the nine months ended April 30, 2008. The decrease of $3,271 is primarily due to decreases of $2,708 in insurance related expense, $1,633 in incentive based compensation, and $553 in audit and tax related fees. These decreases were partially offset by an increase in non-incentive compensation cost of $458. In addition, the Company’s provision for probable losses related to vehicle repurchase commitments increased by $1,320 due to higher repurchase activity resulting from decreased demand for recreation vehicles.
Corporate interest income and other income was $4,804 for the nine months ended April 30, 2009 compared to $10,188 for the nine months ended April 30, 2008. The decrease of $5,384 is primarily due to a $4,936 decrease in interest income due to lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned.
The overall effective tax rate for the nine months ended April 30, 2009 was a tax benefit at a 24.6% rate on $10,129 loss before income taxes compared to tax expense at a 37.4% rate on $140,026 income before income taxes for the nine months ended April 30, 2008. The primary reasons for the change in the tax benefit recognized are the adjustment for tax credits for the Qualified Alternative Fuel Motor Vehicles and Research & Development activities, the increase in the FIN 48 liability for uncertain tax positions, the increased impact of specific permanent items when compared to lower income before taxes and the finalization of California tax audits.
SEGMENT REPORTING
RECREATION VEHICLES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price
	Per Unit	Units	Net Change
Recreation Vehicles
Towables	0.3%	(52.8%)	(52.5%)
Motorized	(0.1)%	(69.7%)	(69.8%)
TOWABLE RECREATION VEHICLES
The decrease in towables net sales of 52.5% resulted from a 0.3% increase in average price per unit, primarily as a result of mix of products sold, and a 52.8% decrease in unit shipments. The overall industry decrease in towables for August 2008 through April 2009 was 56.1% according to statistics published by the Recreation Vehicle Industry Association.
Towable gross profit decreased $132,187 to $68,799 or 10.4% of towable net sales for the nine months ended April 30, 2009 compared to $200,986 or 14.4% of towable net sales for the nine months ended April 30, 2008. The decrease in margin was due to a combination of increased discounts from unit list prices, increased wholesale and retail incentives provided to customers and changes in cost of products sold. Additional discounts and incentives were provided as a result of an overall decline in the recreation vehicle industry.
Cost of products sold decreased $601,468 to $595,718 or 89.6% of towable net sales for the nine months ended April 30, 2009 compared to $1,197,186 or 85.6% of towable net sales for nine months ended April 30, 2008. The change in material, labor, freight-out and warranty comprised $566,169 of the $601,468 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales increased to 80.4% from 78.7%. Manufacturing overhead as a percentage of towable net sales increased to 9.2%, from 6.9,% due to a decrease in production resulting in lower absorption of fixed overhead costs. Manufacturing overhead decreased $35,299 due to lower variable overhead costs, resulting from lower production offset by unabsorbed fixed overhead costs.
Selling, general and administrative expenses were $48,223 or 7.3% of towable net sales for the nine months ended April 30, 2009 compared to $80,462 or 5.8% of towable net sales for the nine months ended April 30, 2008. The primary reason for the $32,239 decrease in selling, general and administrative expenses was decreased net sales which caused commissions, bonuses, and other compensation to decrease by $29,197. In addition, advertising and selling related costs decreased $2,090 due to decreased sales activity and legal and settlement costs decreased $1,359 due to the resolution of various legal and product disputes and accounting and other expenses decreased $2,112. These decreases were offset by increased costs of $2,519 for vehicle repurchase activity.
Towables income before income taxes decreased to 3.2% of towable net sales for the nine months ended April 30, 2009 from 8.8% of towable net sales for the nine months ended April 30, 2008. The primary factor for this decrease of $102,121 was the decreased sales volume of $733,655.
MOTORIZED RECREATION VEHICLES
The decrease in motorized net sales of 69.8% resulted from a 69.7% decrease in unit shipments and a 0.1% decrease in average price per unit. The overall market decrease in motorhome unit shipments was 73.1% for August 2008 through April 2009 according to statistics published by the Recreation Vehicle Industry Association. The decrease in the average price per unit resulted primarily from the mix of products sold.
Motorized gross profit decreased $36,845 to $(2,501) or negative 2.2% of motorized net sales for the nine months ended April 30, 2009 compared to $34,344 or 9.2% of motorized net sales for the nine months ended April 30, 2008. The decrease in margin was due to decreased sales and a combination of increased discounts from unit list prices, increased wholesale and retail incentives provided to customers and changes in cost of products sold. Additional discounts and incentives were provided as a result of an overall decline in the recreation vehicle industry.

Cost of products sold decreased $222,921 to $115,000 or 102.2% of motorized net sales for the nine months ended April 30, 2009 compared to $337,921 or 90.8% of motorized net sales for the nine months ended April 30, 2008. The change in material, labor, freight-out and warranty comprises $214,737 of the $222,921 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a percentage of motorized net sales increased to 88.4% from 84.4%. This increase in cost was due to product mix. Manufacturing overhead as a percentage of motorized net sales increased to 13.8% from 6.4% due to a decrease in production resulting in lower absorption of fixed overhead costs. Manufacturing overhead decreased $8,184 due to lower variable overhead costs resulting from lower production offset by unabsorbed fixed overhead costs.
Selling, general and administrative expenses were $15,641 or 13.9% of motorized net sales for the nine months ended April 30, 2009 compared to $20,575 or 5.5% of motorized net sales for the nine months ended April 30, 2008. The primary reason for the $4,934 decrease was decreased net sales which caused commissions, bonuses, and other compensation to decrease by $6,253. In addition, advertising and selling related costs decreased $897. These decreases were offset by increases of $996 for legal and settlement costs due to increases in various legal and product disputes and increased costs of $1,452 related to vehicle repurchase activity.
Motorized income before income taxes was a negative 25.2% of motorized net sales for the nine months ended April 30, 2009 and a positive 3.7% of motorized net sales for the nine months ended April 30, 2008.
BUSES
Analysis of Percentage Change in Net Sales Versus Prior Year

	Average Price Per Unit	Units	Net Change

Buses	(.6%)	1.8%	1.2%
The increase in buses net sales of 1.2% resulted from a 1.8% increase in unit shipments offset by a ..6% decrease in average price per unit resulting from product mix.
Buses gross profit increased $2,708 to $28,369 or 9.3% of buses net sales for the nine months ended April 30, 2009 compared to $25,661 or 8.5% of buses net sales for the nine months ended April 30, 2008. The increase in margin was due to additional features with higher margins included in our buses.
Cost of products sold increased $848 to $275,587 or 90.7% of buses net sales for the nine months ended April 30, 2009 compared to $274,739 or 91.5% of buses net sales for the nine months ended April 30, 2008. The increase in material, labor, freight-out and warranty represents $203 of the $848 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 83.0% from 83.9%. This decrease in percentage of cost of products sold was due to a combination of better procurement and higher sales. Manufacturing overhead increased $645 which caused manufacturing overhead to increase to 7.7% from 7.6% as a percentage of buses net sales.
Selling, general and administrative expenses were $17,909 or 5.9% of buses net sales for the nine months ended April 30, 2009 compared to $11,961 or 4.0% of buses net sales for the nine months ended

April 30, 2008. The primary reason for the increase of $5,948 in selling, general and administrative expenses was a $4,010 increase in self insurance reserves. Additionally, legal and settlement costs increased $1,142 and commissions and incentive based compensation increased $738 due to the increase in sales.
Buses income before income taxes decreased to 3.4% of buses net sales for the nine months ended April 30, 2009 from 4.3% for the nine months ended April 30, 2008, primarily due to the increase in selling, general and administrative expenses described above.
Financial Condition and Liquidity
As of April 30, 2009, we had $177,878 in cash and cash equivalents compared to $189,620 on July 31, 2008.
Reference is made to Note 6 to our condensed consolidated financial statements contained elsewhere in this Report for a description of developments related to our investments in ARS.
Working capital at April 30, 2009 was $283,436 compared to $279,504 at July 31, 2008. We have no long-term debt. Capital expenditures of approximately $4,652 for the nine months ended April 30, 2009 were made primarily to upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2009 of approximately $2,000. These expenditures will be made primarily for replacement and upgrading of machinery and equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.
Critical Accounting Principles
The consolidated financial statements of Thor are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgments, estimates, and complexity
Impairment of Goodwill, Trademarks and Long-Lived Assets
At least annually we review the carrying amount of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed using estimates of future cash flows. If the carrying amount of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying amount of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.
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
Repurchase Commitments
It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default. The risk of loss under these agreements is spread over numerous dealers and further reduced by the resale value of the units which the Company would be required to repurchase. Although losses under these agreements have increased in the past nine months, they have not been significant in the periods presented in the consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations. The Company records repurchase reserves based on prior experience and known current events.
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
The affects of implementing SFAS 141R on the Company’s financial position, results of operations, and cash flows will depend on future acquisitions.
In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimated fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.
In April 2009, the FASB issued FSP SFAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP SFAS 107-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
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
In January 2009 we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan is payable in full on January 15, 2014 and the second loan is payable in full on January 29, 2010. The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads”) the parent company of one of our dealers. The loans are guaranteed by FreedomRoads and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads. While we believe that the notes receivable from the Borrowers are collectible, a deterioration in the liquidity or credit worthiness of the Borrowers or FreedomRoads could impact the collectibility of the notes receivable.
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

During the three months ended on April 30, 2009, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Thor has been named in approximately 38 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. Thor strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business most of which are based upon state lemon laws, warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material.
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
Certain of our notes receivable may have collectability risk.
In January 2009 we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10 million loans to the Borrowers.  The first loan is payable in full on January 15, 2014 and the second loan is payable in full on January 29, 2010.  The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads”) the parent company of one of our largest dealers.  The loans are guaranteed by FreedomRoads and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads. While we believe that the notes receivable from the Borrowers are collectible, deterioration in the liquidity or credit worthiness of the Borrowers or FreedomRoads could impact the collectability of the notes receivable.  In addition, deterioration in the liquidity or credit worthiness of FreedomRoads could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

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

THOR INDUSTRIES, INC. (Registrant)
DATE: June 9, 2009	/s/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman of the Board, President and Chief Executive Officer

DATE: June 9, 2009	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President and Chief Financial Officer