Form 10-K
period 2009-07-31
THOR INDUSTRIES INC
filed 2009-09-29
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009, Commission File Number 1-9235
or
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
Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions, of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☑	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)
Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 30, 2009 was $241,688,282 based on the closing price of the registrant’s common shares on January 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 15, 2009 was 55,440,924.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 8, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I
Unless otherwise indicated, all amounts presented in thousands except units, square feet, share and per share data.
ITEM 1. BUSINESS
General Development of Business
Our company was founded in 1980 and manufactures and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334 and our telephone number is (937) 596-6849. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (SEC), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our”, and “us” refer to Thor Industries, Inc. and its subsidiaries.
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
Airstream
Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade name Airstream. Airstream vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream Safari, International, Flying Cloud and Bambi travel trailers. Airstream also sells the Interstate Class B motorhome.
Dutchmen
Our Dutchmen subsidiary manufactures and sells conventional travel trailers and fifth wheels primarily under the trade names Dutchmen, Four Winds, Aero, Grand Junction and Colorado.
Four Winds
Our Four Winds subsidiary manufactures and sells gasoline and diesel Class C, Class A and Class B motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Mandalay, Dutchmen, Chateau, Serrano, Ventura and Fun Mover.
CrossRoads
Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under the trade names Cruiser, Seville, Zinger and Sunset Trail and park models under the trade names Tranquility and Westchester. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.
Citair
Our Citair subsidiary manufactures travel trailers, fifth wheels, truck campers and park models. It operates under the name General Coach and sells recreation vehicles and park models under various trade names.

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
Damon
Our Damon subsidiary manufactures and sells gasoline and diesel Class A motor homes under the trade names Daybreak, Challenger, Astoria, Tuscany and Outlaw. Damon also introduced the Avanti, a new fuel efficient Class A diesel motorhome, in 2008.
Breckenridge
Breckenridge is the park model division of Damon Corporation. Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.
Buses
We believe that our bus segment is the largest manufacturer of small and mid-size transit and commercial buses in North America (those up to 35’) based on statistics published by the Mid-size Bus Manufacturers Association. We also build 40-foot buses for transit and airport shuttle use.
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
Product Line Sales and Segment Information
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach, Keystone, and Komfort. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, and Four Winds. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas, and Goshen Coach.

The table below sets forth the contribution of each of the Company’s product lines to net sales in each of the last three fiscal years:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Recreation Vehicles:
Towables	$ 953,279	63	$ 1,763,099	67	$ 1,890,100	66
Motorized	161,727	10	461,856	17	565,523	20

Total Recreation Vehicles	1,115,006	73	2,224,955	84	2,455,623	86
Buses	406,890	27	415,725	16	400,685	14

Total Net Sales	$ 1,521,896	100	$ 2,640,680	100	$ 2,856,308	100

Recreation Vehicles
Overview
We manufacture and sell a wide variety of recreation vehicles throughout the United States and Canada, as well as related parts and accessories. Recreation vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (“RVIA”) and park model classifications are based upon standards established by the Recreation Park Trailer Industry Association (“RPTIA”). The principal types of recreation vehicles that we produce include conventional travel trailers, fifth wheels, Class A, Class C, and Class B motorhomes and park models.
Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce “conventional” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to the bed area of the pickup truck.
Park models are recreational dwellings towed to a permanent site such as a lake, woods or park. The maximum size of park models in the United States is 400 square feet. They provide comfortable self contained living and are second homes for their owners, according to RPTIA.
A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities.
Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Spartan, Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are built on a Ford, General Motors or Freightliner small truck or van chassis which includes an engine, drive train components, and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for short periods of time.
Production
In order to minimize finished inventory, our recreation vehicles generally are produced to dealer order. Our facilities are designed to provide efficient assembly line manufacturing of products. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities and equipment.
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
Our relationship with our chassis suppliers is similar to our other buyer/vendor relationships in that no special contractual commitments are engaged in by either party. Historically, Ford and General Motors resort to an industry-wide allocation system during periods when supply is restricted. These allocations would be based on the volume of chassis previously purchased. Sales of motorhomes and small buses rely on these chassis and are affected accordingly.

We do not expect the current condition of the U.S. auto industry, including the recent bankruptcy filings and reorganizations of General Motors and Chrysler, to have a significant impact on our supply of motorhome chassis. Supply of motorhome chassis is adequate for now and we believe that on-hand inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our motorhome chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.
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
Marketing and Distribution
We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2009, there were approximately 1,418 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers we work with provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitors’ products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.
Each of our recreation vehicle operating subsidiaries has an independent sales force to call on their dealers. Our most important sales promotions occur at the major recreation vehicle shows which take place throughout the year at different locations across the country. We benefit from the recreation vehicle awareness advertising and major marketing programs sponsored by the RVIA in national print media and television. We engage in a limited amount of consumer-oriented advertising for our recreation vehicles, primarily through industry magazines, product brochures, direct mail advertising campaigns and the internet.
In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their reputation, experience, and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Generally, each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review.
During fiscal 2009, one of our dealers, FreedomRoads, LLC, accounted for 15% of the Company’s consolidated recreation vehicle net sales and 11% of the Company’s consolidated net sales, among FreedomRoads, LLC’s 47 dealership locations in 26 US states. In January 2009 we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust”) and together with each of the foregoing persons, the (“Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan is payable in full on January 15, 2014 and the second loan is payable in full on January 29, 2010. The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads Holding”) the parent company of FreedomRoads, LLC. The loans are guaranteed by FreedomRoads Holding and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads Holding.
Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 15 days of the invoice date. We generally do not finance dealer purchases. Most dealers are financed on a “floorplan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, for up to 18 months after a unit is financed and in the event of default by the dealer, we will repurchase the unit repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company.

The losses incurred due to repurchase were approximately $5,261, $1,857, and $1,017 in fiscal 2009, 2008 and 2007, respectively. The increase in losses results from the more difficult current market for the recreation vehicle business. We increased our reserve for repurchase and guarantees at July 31, 2009 to $6,349 from $5,040 at July 31, 2008 to account for future losses.
Joint Ventures
In March 1996, our Company and Cruise America, Inc. formed a 50/50 owned joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2009, we were contingently liable for repurchase obligations of CAT inventory in the amount of approximately $13,537.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (“TCC”) to finance the sale of recreation vehicles to consumer buyers. This joint venture was dissolved in September 2008 after the joint venture partner informed us that it was no longer providing retail financing for recreation vehicles. We recovered our investment of $1,578 upon dissolution.
Backlog
As of July 31, 2009, the backlog for towable and motorized recreation vehicle orders was $262,072 and $36,256, respectively, compared to $106,792 and $38,774, respectively, at July 31, 2008. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is relatively short.
Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.
Product Warranties
We currently provide purchasers of our recreation vehicles with primarily a one-year limited warranty against defects in materials and workmanship and a standard two year limited warranty on certain major components separately warranted by the suppliers of these components. The chassis and engines of our motorhomes are warranted for three years or 36,000 miles by their manufacturers.
Buses
Overview
Our buses are sold under the names ElDorado National, Champion Bus, General Coach and Goshen Coach. Our small and mid-size products consist of mass transit, airport shuttle and commercial and tourist use buses. Our larger Axess 40 foot bus is designed for transit and airport shuttle uses.
Production
Our bus production facilities in Salina, Kansas; Riverside, California; Imlay City, Michigan; and Elkhart, Indiana are designed to provide efficient assembly line manufacturing of our buses. The vehicles are produced according to specific orders which are normally obtained by dealers.
Some of the chassis, all of the engines and auxiliary units, and some of the seating and other components used in the production of our small and mid-size buses are purchased in finished form. Our Riverside, California facility assembles chassis for our rear engine buses from industry standard components and assembles these buses directly on the chassis.
The principal raw materials used in the manufacturing of our buses are fiberglass, steel, aluminum, plywood, and plastic. We purchase most of the raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford, Navistar, Chrysler and General Motors and engines from Cummins and Caterpillar. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.
We do not expect the current condition of the U.S. auto industry, including the recent bankruptcy filings and reorganizations of General Motors and Chrysler, to have a significant impact on our supply of bus chassis. Supply of bus chassis is adequate for now and we believe that on-hand inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.
Marketing and Distribution
We market our small and mid-size buses through a network of 70 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2009, one of our dealers accounted for 19% of the Company’s consolidated bus net sales and another accounted for 10%. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.
Terms of sale are typically cash on delivery or through national floorplan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.
Backlog
As of July 31, 2009, the backlog for bus orders was $289,531, compared to $260,805 at July 31, 2008. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in fiscal 2010.
Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.
Product Warranties
We currently provide purchasers of our buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are separately warranted by suppliers. We provide body structure warranty on buses ranging from 2 years or 50,000 miles to 5 years or 75,000 miles. The chassis and engines of our small and mid-size buses are warranted for 3 years or 36,000 miles by their manufacturers.
Regulation
We are subject to the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for recreation vehicles, buses and recreation vehicle and bus components which have been promulgated thereunder by the U.S. Department of Transportation. Because of our sales in Canada, we are also governed by similar laws and regulations issued by the Canadian government.
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
We are also subject to the regulations promulgated by the Occupational Safety and Health Administration (“OSHA”). Our plants are periodically inspected by federal agencies concerned with health and safety in the work place, and by the RVIA, to ensure that our plants and products comply with applicable governmental and industry standards.
We believe that our products and facilities comply in all material respects with applicable vehicle safety, environmental, RVIA and OSHA regulations.
We do not believe that ongoing compliance with the regulations discussed above will have a material effect on our capital expenditures, earnings or competitive position.

Competition
Recreation Vehicles
The recreation vehicle industry is generally characterized by ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue. According to Statistical Surveys, for the 7 months ending July 31, 2009, our market share for travel trailers and fifth wheels was 31% and our market share for motorhomes was 18%.
Small and Mid-Size Buses
We estimate that we have a 40% market share of the U.S. and Canadian small and mid-size bus market, according to the Mid-Size Bus Manufacturers Association. Our competitors offer lines of buses which compete with all of our products. Price, quality and delivery are the primary competitive factors. As with recreation vehicles, we believe that the quality, design and price of small and mid-size buses, the warranty coverage and service that we provide, and the loyalty of our customers allow us to compete favorably with similar products of our competitors.
Trademarks and Patents
We have registered United States and Canadian trademarks or licenses carrying the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.
Employee Relations
At July 31, 2009, we had approximately 5,203 full time employees in the United States and 175 full-time employees in Canada. Of these 5,378 employees, 793 are salaried. Citair’s approximately 146 Canadian hourly employees are currently represented by certified labor organizations. Our Citair Hensall division labor contract was ratified on August 18, 2006 and expired on August 18, 2009. Citair Oliver’s labor contract was ratified on October 17, 2003 and expired on October 16, 2008, and was subsequently extended to October 16, 2009. Both the Hensall and Oliver labor contracts are currently in the negotiation process. Employees of our other subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.
Information About Foreign and Domestic Operations and Export Sales
Sales from our Canadian operations and export sales to Canada from our U.S. operations amounted to approximately 0.9% and 15.6% in fiscal 2009, 1.1% and 15.9% in fiscal 2008 and 1.2% and 12.7% in fiscal 2007, respectively, of our total net sales to unaffiliated customers. Export sales to Canada from our U.S. operations were $237,584, $421,008, and $360,198 in fiscal 2009, 2008, and 2007, respectively.
Forward Looking Statements
This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation by the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the recent auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A. “Risk Factors” below. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders are made available, free of charge, on our web site, http://www.thorindustries.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information that is filed electronically with the SEC. The website can be accessed at http://www.sec.gov.
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
Risks Relating to Our Investigation
We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements and related matters.
As previously announced, in connection with an internal review of our Dutchmen Manufacturing, Inc. operating subsidiary in fiscal 2007, we promptly and voluntarily informed the SEC of the Audit Committee’s independent investigation, and have from time to time responded to SEC staff requests for additional information in connection with the staff’s investigation. We have cooperated fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
Risks Relating To Our Business
The recreation vehicle and small and mid-size bus industries are highly competitive.
The recreation vehicle and bus industries that we are currently engaged in are highly competitive and we have numerous existing and potential competitors. Competition in these industries is based upon price, design, value, quality and service. Competitive pressures, especially in the recreation vehicle market for travel trailers and motorhomes, have, from time to time, resulted in a reduction of our profit margins. Recently, aggressive discounting by our competitors has negatively impacted our sales and profitability. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or small or mid-size buses or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.
Our businesses are cyclical and this can lead to fluctuations in our operating results.
The industries in which we operate are cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results. Consequently, the results for any prior period may not be indicative of results for any future period.
Our business may be affected by certain external factors beyond our control.
Companies within the recreation vehicle and bus industries are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income generally, demographic changes and political changes. Specific factors affecting the recreation vehicle and bus industries include:
•	overall consumer confidence and the level of discretionary consumer spending;

•	inventory levels, including the level of retail sales by our dealers;

•	general economic conditions;

•	demographics, such as the retirement of “baby boomers”;

•	interest rates and the availability of credit;

•	employment trends;

•	the amount of backlog, which may be a predictor of near-term future revenues;

•	fuel availability and prices;

•	public policy on mass transit;

•	the adverse impact of terrorism on consumer spending and travel related activities; and

•	increases in raw material costs.
Recently, industry conditions in the recreation vehicle market have been adversely affected by low consumer confidence and tighter lending practices. As a result of these ongoing concerns, market conditions continue to be soft and we anticipate this weakness to continue in fiscal 2010. The motorized market has been significantly impacted by current market conditions. The current economic climate and the tightening of the retail credit markets are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Based on the foregoing, we recognized a non-cash goodwill impairment charge of $9,717 in the third quarter of fiscal year 2009 for the goodwill associated with an operating subsidiary in the motorized reportable segment. The Company also completed an impairment review in the second quarter of fiscal 2009 which resulted in a non-cash trademark impairment charge of $564 for the trademark associated with an operating subsidiary in the motorized reportable segment. Our towables market has also softened. The decline in wholesale demand has directly impacted our gross margins.
The loss of one or more of our significant dealers could have a significant effect on our business.
Two dealers accounted for an aggregate of 29% of our bus sales for fiscal year 2009. The loss of either dealer could have a significant effect on our bus business. One dealer, FreedomRoads, LLC, accounted for 15% of our Company’s consolidated recreation vehicle net sales and 11% of our Company’s consolidated net sales among FreedomRoads, LLC’s 47 dealership locations in 26 U.S. states. The loss of this dealer could have a significant effect on our recreation vehicle business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.
Certain of our notes may have collectibility risk.
In January 2009 we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust”) and together with each of the foregoing persons, the (“Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan is payable in full on January 15, 2014 and the second loan is payable in full on January 29, 2010. The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads Holding”) the parent company of FreedomRoads, LLC, one of our largest dealers. The loans are guaranteed by FreedomRoads Holding and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads Holding. While we believe that the notes receivable from the Borrowers are collectible, deterioration in the liquidity or credit worthiness of the Borrowers or FreedomRoads Holding could impact the collectibility of the notes receivable.
A significant portion of our sales of small and mid-size buses are derived from state and local transportation authorities.
Approximately 73% of our bus sales for fiscal year 2009 were derived from contracts with state and local transportation authorities, in most cases with partial funding from federal agencies. There can be no assurance that these authorities will not reduce their expenditures for our buses in the future as a result of budgetary constraints, decreased tax revenues or otherwise. A reduction in the purchase of our buses by these authorities could have an adverse effect on our business and results of operations.

Fuel shortages, or high prices for fuel, could have a negative effect on sales of our recreation vehicles and buses.
Gasoline or diesel fuel is required for the operation of recreation vehicles and most buses. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel and substantial increases in the price of fuel have had a material adverse effect on the recreation vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.
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
Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. The decrease in the availability of this type of wholesale financing has prevented many dealers from carrying adequate levels of inventory, which limits product offerings and leads to reduced demand. In addition, two of our financial flooring institutions held 86% of the total floored dollars outstanding held by major institutions at July 31, 2009, reflecting the reduction in available lending sources. Substantial increases in interest rates and decreases in the general availability of credit have also had an adverse impact upon our business and results of operations in the past and may continue to do so in the future. In particular, the current credit availability crisis may have a significant impact on our business.
Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.
We cannot be certain that historical consumer preferences for our products in general, and recreation vehicles in particular, will remain unchanged. We believe that the introduction of new features, designs and models will be critical to the future success of our recreation vehicle operations. Delays in the introduction of new models, designs or product features, or a lack of market acceptance of new models, designs or product features, could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, there can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.
If the frequency and size of product liability and other claims against us rises, our business, results of operations and financial condition may be harmed.
We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including wrongful death, personal injury and warranties. We partially self-insure our product liability claims and also purchase product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.
We have been named in approximately 300 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned in re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. Although we strongly dispute the allegations in these complaints, and intend to vigorously defend ourself in all such matters, we may be liable for damages if we receive an unfavorable outcome.

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
In accordance with customary practice in the recreation vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products, we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, for up to 18 months after a recreation vehicle is financed and in the event of default by the dealer, we will repurchase the recreation vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreation vehicles in the future, this would increase our costs. In difficult economic times this amount could become material.
For some of our components, we depend on a small group of suppliers, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.
Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of chassis for our motorhomes and buses, where Ford Motor Company and General Motors are the dominant suppliers. The recreation vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreation vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motorhome or bus chassis, or if as a group all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of Ford Motor Company, General Motors or other chassis suppliers, could have a material adverse effect on our sales. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either our Company or the chassis supplier. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.
We do not expect the current condition of the U.S. auto industry , including the recent bankruptcy filings and reorganizations of General Motors and Chrysler, to have a significant impact on our supply of chassis. Supply of chassis is adequate for now and we believe that on-hand inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.
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
Our Restated Certificate of Incorporation contains certain supermajority voting provisions that could delay, defer or prevent a change in control of our Company. These provisions could also make it more difficult for shareholders to elect directors, amend our Restated Certificate of Incorporation and take other corporate actions.
We are also subject to certain provisions of the Delaware General Corporation Law that could delay, deter or prevent us from entering into an acquisition, including provisions which prohibit a Delaware corporation from engaging in a business combination with an interested shareholder unless specific conditions are met. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock and may deprive investors of an opportunity to sell shares at a premium over prevailing prices.
We will continue to be effectively controlled by one of our shareholders.
Wade F. B. Thompson, our President and Chief Executive Officer and Chairman of our Board of Directors, owns, directly or indirectly, voting control over an aggregate of 15,753,470 shares of our common stock, representing 28.4% of our issued and outstanding voting stock as of September 15, 2009. As a result, Mr. Thompson will be able to significantly influence most matters requiring approval by our shareholders, including the election of board members and the approval of mergers or other business combination transactions.
Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
At July 31, 2009, we held $14,550 (par value) of long-term investments and $107,150 (par value) of short-term investments with an auction reset feature (“ARS”), which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. At July 31, 2009, the majority of the ARS we held were AAA rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government. Since February 12, 2008, most auctions have failed for these securities and there is no assurance that future auctions on the ARS in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist.
In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provides the Company with the right to sell to UBS at par value ARS purchased from UBS ($107,150 of our entire ARS portfolio of $121,700 as of July 31, 2009) at any time during a two-year sale period beginning June 30, 2010.
We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 31 years) to realize our investments’ par value.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease approximately 5,761,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.
The following table describes the location, number and size of our principal plants and other materially important physical properties as of July 31, 2009:

			Approximate
		No. of	Building Area
Locations	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Hensall, Ontario, Canada (Citair)	Owned	1	97,000
Oliver, B.C., Canada (Citair)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	1	90,000
Burley, ID (Dutchmen)	Owned	5	162,000
Goshen, IN (Dutchmen)	Owned	9	560,000
Bristol, IN (Dutchmen) (9)	Owned	1	54,000
Syracuse, IN (Aero-Dutchmen) (9)	Owned	3	133,000
Syracuse, IN (Aero-Dutchmen) (1)	Leased	1	49,000
Elkhart, IN (Four Winds)	Owned	9	707,000
Elkhart, IN (Four Winds) (2)	Leased	2	67,000
Elkhart, IN (Damon) (9)	Owned	8	283,000
Elkhart, IN (Damon) (3)	Leased	2	26,000
Nappanee, IN (Breckenridge)	Owned	2	144,000
Topeka, IN (CrossRoads)	Owned	5	250,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (4)	Leased	3	166,000
Moreno Valley, CA (5)	Leased	1	49,000
Goshen, IN (Keystone) (6)	Leased	4	220,000
Goshen, IN (Keystone)	Owned	12	1,060,000
Howe, IN (Keystone) (8)	Leased	1	168,000
Pendleton, OR (Keystone)	Owned	1	146,000
Pendleton, OR (Keystone) (7)	Leased	1	63,000
Buses:
Salina, KS (ElDorado Kansas)	Owned	2	252,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus)	Owned	5	201,000
Elkhart, IN (Goshen Coach)	Owned	3	126,000

Total		94	5,761,000

(1)	This location is occupied under a net lease which expires in 2010 with option to purchase. Location is currently vacant and lease is not expected to be renewed at expiration.

(2)	These locations are occupied under net leases expiring in 2010 and 2011.

(3)	These locations are occupied under net leases expiring in 2013. Location is currently vacant and is on the market for sub-leasing.

(4)	This location is occupied under a net lease which expires in 2010. This property was sublet to the buyers of Thor California as of June 2008.

(5)	This location is occupied under a net lease which expires in 2010.

(6)
One location lease expires in December 2009 and is expected to be purchased at the expiration of the lease. A second location is vacant and the lease expires in December 2009 and is not expected to be renewed. The other two leased locations expire in 2012 with an option to renew for 5 years and are currently being utilized.

(7)	This location is occupied under a net lease expiring in November 2011 with an option to renew for 7 years.

(8)	This location is occupied under a net lease expiring in February 2010. This location is currently vacant and lease is not expected to be renewed at expiration.

(9)	Locations are vacant and have been placed on the market.

ITEM 3. LEGAL PROCEEDINGS
We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We have cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
We have been named in approximately 300 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned in re FEMA Trailer Formaidehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaidehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. We strongly dispute the allegations in these complaints, and intend to vigorously defend ourself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). We do not believe that any one of these claims is material.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters submitted.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The Company’s Common Stock, par value $0.10 per share (“Common Stock”) is traded on the New York Stock Exchange(“NYSE”). Set forth below is the range of high and low prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$31.85	$14.68	$52.31	$38.68
Second Quarter	19.09	10.51	47.48	29.72
Third Quarter	23.29	9.54	36.91	26.73
Fourth Quarter	23.95	16.65	31.32	19.62
Holders
As of September 15, 2009, the number of holders of record of the Company’s common stock was 133.
Dividends
In fiscal 2009 and fiscal 2008, we paid a $.07 per share dividend in each quarter. In addition, we paid a special $2 per share dividend in our first quarter of fiscal 2008. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the Board of Directors may deem relevant. There are no limitations on the Company’s ability to pay dividends pursuant to any credit facility.

Equity Compensation Plan Information – see Item 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2009	2008	2007	2006	2005
Income statement data:
Net sales (3)	$1,521,896	$2,640,680	$2,856,308	$3,066,276	$2,558,141
Net income (1) (2) (3) (4)	17,143	92,706	134,731	163,405	119,143
Earnings per common share (1) (2) (3) (4)
Basic	.31	1.67	2.42	2.89	2.10
Diluted	.31	1.66	2.41	2.87	2.09
Dividends declared per common share	.28	2.28	1.28	.19	.42
Dividends paid per common share	.28	2.28	1.28	.49	.12
Balance sheet data:
Total assets (1) (2) (3)	$951,124	$996,562	$1,059,297	$1,004,725	$853,893

(1)
Selected financial data for 2009 includes non-cash goodwill and trademark impairments of $9,717 and $564, respectively, for the goodwill and trademarks associated with subsidiaries in our motorized segment.

(2)
Selected financial data for 2008 includes a non-cash goodwill impairment of $7,535 for the goodwill associated with a subsidiary within our motorized segment, an impairment of $1,962 to adjust certain properties to fair market value and provisions of $5,411 recorded in connection with the sale of our Thor California travel trailer and fifth wheel business during fiscal 2008.

(3)	Selected financial data for 2009, 2008, 2007, 2006 and 2005 includes the results of CrossRoads RV, which was acquired on November 1, 2004, and Goshen Coach, Inc. which was acquired on May 27, 2005.

(4)
Selected financial data for 2007 includes expenses of $6,858 as a direct result of the Audit Committee’s investigation and the Company’s review of the accounting practices at Dutchmen and certain of our other operating subsidiaries. These costs primarily relate to professional services for legal, accounting and tax guidance. In addition, we incurred costs relating to the audit of our restated consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 31%. In the motorized segment of the industry we have a market share of approximately 18%. Our market share in small and mid-size buses is approximately 40%. We also manufacture and sell 40-foot buses at our facility in Southern California.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of approximately $5,135 in fiscal 2009 were made primarily to upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon profitability of the business unit which they manage. Our corporate staff provides financial management, purchasing services, insurance, legal and human resources, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not directly finance dealers but do provide repurchase agreements in order to facilitate the dealers obtaining floor plan financing.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected by low consumer confidence, tighter lending practices and the general economic downturn. As a result of these continuing concerns, market conditions continue to be soft and we anticipate this weakness may continue in fiscal 2010.
The motorized market has been significantly impacted by current market conditions. The tightening of the retail credit markets, low consumer confidence and the volatility of fuel prices are continuing to place pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Based on the foregoing and with the assistance of an independent valuation firm, we recognized a non-cash goodwill impairment of $9,717 in the third quarter of fiscal 2009 for the goodwill associated with an operating subsidiary within our motorized segment. The Company also completed an impairment review in the second quarter which resulted in a non-cash trademark impairment charge of $564 for the trademark associated with an operating subsidiary in our motorized segment. The impairments result from the difficult market environment and outlook for the motorhome business. For fiscal 2009, net sales in our motorized segment decreased 65% compared to fiscal 2008. Our towables market has been significantly impacted as well, albeit less than our motorized market, as the price of a towable recreation vehicle is generally about one-fourth that of a motorhome and sales of more expensive recreation vehicles have suffered greater in the current economic downturn. Dealers continue to sell older model-year units before replacing them with new products. The decline in wholesale demand has directly impacted our gross margins as we have had to increase our discounts to meet competitive pricing.
The Company has reacted to the difficult business environment by scaling back its activities and reducing its workforce. If the current market environment persists, we may have to take additional cost-cutting measures including idling additional plants, if necessary.
When consumer confidence stabilizes and retail and wholesale credit availability improves, we expect to see a rebound in sales from dealers ordering units for stock and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A short-term positive indicator for us is reflected in our order backlog, which has increased from $406,371 at July 31, 2008 to $587,859 at July 31, 2009, an increase of $181,488 or 45%. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest has occurred in the RV lifestyle among both older and younger segments of the population than have traditionally participated.

We believe an important determinant of demand for recreation vehicles is demographics. The baby boomer population is now reaching retirement age and retirees are a large market for our products. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, although the entire RV industry has been weak, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were down approximately 31% for the seven months ended July 31, 2009 compared with the same period last year. The motorized segment was down approximately 42%. Tighter retail credit and lower consumer confidence appear to affect the motorized segment more severely.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Material costs have generally been flat in 2009. Future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association, unit sales of small and mid-sized buses are down 12.1% for the six months ended June 30, 2009 compared with the same period last year. Bus sales may benefit from the U.S. government’s emphasis on mass transportation in the American Reinvestment and Recovery Act stimulus package.
We do not expect the current condition of the U.S. auto industry, including the recent bankruptcy filings and reorganizations of General Motors and Chrysler, to have a significant impact on our supply of chassis. Supply of chassis is adequate for now and we believe that on-hand inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

FISCAL 2009 VS. FISCAL 2008

			Change
	Fiscal 2009	Fiscal 2008	Amount	%
NET SALES
Recreation Vehicles
Towables	$953,279	$1,763,099	$(809,820)	(45.9)
Motorized	161,727	461,856	(300,129)	(65.0)

Total Recreation Vehicles	1,115,006	2,224,955	(1,109,949)	(49.9)
Buses	406,890	415,725	(8,835)	(2.1)

Total	$1,521,896	$2,640,680	$(1,118,784)	(42.4)

# OF UNITS
Recreation Vehicles
Towables	43,300	78,888	(35,588)	(45.1)
Motorized	2,165	5,863	(3,698)	(63.1)

Total Recreation Vehicles	45,465	84,751	(39,286)	(46.4)
Buses	6,145	6,280	(135)	(2.1)

Total	51,610	91,031	(39,421)	(43.3)

		% of		% of
		Segment		Segment	Change
	Fiscal 2009	Net Sales	Fiscal 2008	Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles

Towables	$111,475	11.7	$246,505	14.0	$(135,030)	(54.8)
Motorized	272	0.2	35,928	7.8	(35,656)	(99.2)

Total Recreation Vehicles	111,747	10.0	282,433	12.7	(170,686)	(60.4)
Buses	40,790	10.0	39,993	9.6	797	2.0

Total	$152,537	10.0	$322,426	12.2	$(169,889)	(52.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$64,441	6.8	$102,356	5.8	$(37,915)	(37.0)
Motorized	19,695	12.2	28,899	6.3	(9,204)	(31.8)

Total Recreation Vehicles	84,136	7.5	131,255	5.9	(47,119)	(35.9)
Buses	22,782	5.6	18,088	4.4	4,694	26.0
Corporate	17,660	—	27,725	—	(10,065)	(36.3)

Total	$124,578	8.2	$177,068	6.7	$(52,490)	(29.6)

INCOME (LOSS) BEFORE INCOME TAXES
Recreation Vehicles
Towables	$47,347	5.0	$146,306	8.3	$(98,959)	(67.6)
Motorized	(29,728)	(18.4)	(522)	(0.1)	(29,206)	(5595.0)

Total Recreation Vehicles	17,619	1.6	145,784	6.6	(128,165)	(87.9)
Buses	17,422	4.3	21,132	5.1	(3,710)	(17.6)
Corporate	(11,646)	—	(14,509)	—	2,863	19.7

Total	$23,395	1.5	$152,407	5.8	$(129,012)	(84.6)

	As of	As of	Change
ORDER BACKLOG	July 31, 2009	July 31, 2008	Amount	%
Recreation Vehicles
Towables	$262,072	$106,792	$155,280	145.4
Motorized	36,256	38,774	(2,518)	(6.5)

Total Recreation Vehicles	298,328	145,566	152,762	104.9
Buses	289,531	260,805	28,726	11.0

Total	$587,859	$406,371	$181,488	44.7

CONSOLIDATED
Net sales and gross profit for fiscal 2009 decreased 42.4% and 52.7% respectively, compared to fiscal 2008. Selling, general and administrative expenses for fiscal 2009 decreased 29.6% compared to fiscal 2008. Income before income taxes for fiscal 2009 decreased 84.6% compared to fiscal 2008. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $17,660 for fiscal 2009 compared to $27,725 for fiscal 2008. This decrease of $10,065 is primarily due to a decrease of $3,142 in insurance related expense, $1,532 in audit and tax related fees, $1,414 in self-insured workers compensation costs, $1,569 in legal and professional fees, and $828 in incentive based compensation. These decreases resulted from the overall decline in our business and cost reduction efforts. In addition, the Company’s expense for probable losses related to vehicle repurchase commitments decreased by $1,176 due to a decrease in actual and anticipated repurchase activity resulting from lower dealer inventory. Corporate interest and other income was $6,014 for fiscal 2009 compared to $13,333 for fiscal 2008. The decrease of $7,319 is attributed to a $5,792 decrease in interest income due to lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned and a $1,519 decrease in income from TCC, our former joint venture, which dissolved in September 2008.
The overall annual effective tax rate for fiscal 2009 was 26.7% on $23,395 of income before income taxes, compared to 39.2% on $152,407 of income before income taxes for fiscal 2008. The primary reasons for this decrease in rate were (1) the benefit derived from recording Qualified Alternative Fuel Motor Vehicle (”QAFMV”) credits for fiscal years ended 2007 and 2008 in the current year provision and the current year 2009 QAFMV credits received (2) recording the benefit derived from amending the Company’s federal and state income tax returns as a result of the Company’s IRS examination (3) the benefit of changes in legislation relative to the Company’s fiscal year 2008 research and development credit and (4) adjustments to the Company’s income taxes payable as a result of entries to correct the Company’s prior year deferred taxes and state tax expense. The income tax payable adjustments are for FASB Interpretation No. 48 (“FIN 48”) deferred tax assets, accrued dealer incentives, and an adjustment for the difference between state income tax expense accrued vs. paid.
The changes in costs and price within the Company’s business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

SEGMENT REPORTING
Towable Recreation Vehicles
Analysis of Change in Net Sales for Fiscal 2009 vs. Fiscal 2008

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2009	Net Sales	Fiscal 2008	Net Sales	Amount	Change

NET SALES:

Towables

Travel Trailers	$489,637	51.3	$864,796	49.0	$(375,159)	(43.4)

Fifth Wheels	425,826	44.7	839,168	47.6	(413,342)	(49.3)

Other	37,816	4.0	59,135	3.4	(21,319)	(36.1)

Total Towables	$953,279	100.0	$1,763,099	100.0	$(809,820)	(45.9)

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2009	Shipments	Fiscal 2008	Shipments	Amount	Change

# OF UNITS:

Towables

Travel Trailers	28,292	65.4	48,855	61.9	(20,563)	(42.1)

Fifth Wheels	13,823	31.9	28,169	35.7	(14,346)	(50.9)

Other	1,185	2.7	1,864	2.4	(679)	(36.4)

Total Towables	43,300	100.0	78,888	100.0	(35,588)	(45.1)

IMPACT OF CHANGE IN PRICE ON NET SALES:

%

Increase /(Decrease)

Towables

Travel Trailer	(1.3)%

Fifth Wheel	1.6%

Other	0.3%

Total Towables	(0.8)%
The decrease in towable net sales of 45.9% resulted primarily from a 45.1% decrease in unit shipments and an 0.8% decrease in the impact of the change in the net price per unit. The overall industry decrease in wholesale unit shipments of towables for August 2008 through July 2009 was 51.2%, according to statistics published by the RVIA.
The impact of the change in net price per unit of towables was a decrease of 0.8%, which included decreases in travel trailers of 1.3% and increases in fifth wheels of 1.6%, in fiscal year 2009 as compared to fiscal year 2008. The primary reason for the decrease or nominal increase in the change in the net price per unit is due to heavier discounting and increased incentives in fiscal 2009 necessitated by prevailing depressed market conditions. This decrease created by discounting was offset, to varying degrees, by continued consumer demands for additional features or upgrades.
Cost of products sold decreased $674,790 to $841,804 or 88.3% of towable net sales for fiscal 2009 compared to $1,516,594 or 86.0% of towable net sales for fiscal 2008. The change in material, labor, freight-out and warranty comprised $626,299 of the $674,790 decrease in cost of products sold and was due to decreased sales volume. In addition, in fiscal 2008 cost of products sold included an impairment and other charges of $5,711, of which $5,411 related to the sale of our Thor California subsidiary and $300 related to the write-down of certain properties to fair value. Material, labor, freight-out and warranty as a percentage of net sales increased to 79.8% from 78.7% from fiscal 2008 to 2009. The 1.1% increase as a percentage of net sales is due primarily to the additional discounting in fiscal 2009. These costs in relation to gross sales remained consistent with fiscal 2008. Manufacturing overhead decreased $42,780 to $80,837 in fiscal 2009 compared to $123,617 in fiscal 2008. Variable costs in manufacturing overhead decreased $41,493 to $68,679 or 7.2% of towable net sales for fiscal 2009 compared to $110,172 or 6.2% of towable net sales for fiscal 2008 due to lower production. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, decreased $1,287 to $12,158 in fiscal 2009 from $13,445 in fiscal 2008.
Towable gross profit decreased $135,030 to $111,475 or 11.7% of towable net sales for fiscal 2009 compared to $246,505 or 14.0% of towable net sales for fiscal 2008. The decrease in gross profit was due primarily to the 45.1% decrease in unit sales volume and the additional discounting during fiscal 2009.
Selling, general and administrative expenses were $64,441 or 6.8% of towable net sales for fiscal 2009 compared to $102,356 or 5.8% of towable net sales for fiscal 2008. The primary reason for the $37,915 decrease in selling, general and administrative expenses was decreased net sales, which caused related commissions, bonuses and other compensation to decrease by $32,385. In addition, advertising and selling related costs decreased $2,708 due to decreased sales activity and legal and settlement costs decreased $1,604 due to the resolution of various legal and product disputes.
Towable income before income taxes decreased to 5.0% of towable net sales for fiscal 2009 from 8.3% of towable net sales for fiscal 2008. The primary factor for this decrease was the reduction in unit sales coupled with additional discounting.
Motorized Recreation Vehicles
Analysis of Change in Net Sales for Fiscal 2009 vs. Fiscal 2008

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2009	Net Sales	Fiscal 2008	Net Sales	Amount	Change

NET SALES:

Motorized

Class A	$89,477	55.3	$306,577	66.4	$(217,100)	(70.8)

Class C	62,789	38.8	152,134	32.9	(89,345)	(58.7)

Other	9,461	5.9	3,145	0.7	6,316	200.8

Total Motorized	$161,727	100.0	$461,856	100.0	$(300,129)	(65.0)

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2009	Shipments	Fiscal 2008	Shipments	Amount	Change

# OF UNITS:

Motorized

Class A	913	42.2	3,192	54.4	(2,279)	(71.4)

Class C	1,131	52.2	2,631	44.9	(1,500)	(57.0)

Other	121	5.6	40	0.7	81	202.5

Total Motorized	2,165	100.0	5,863	100.0	(3,698)	(63.1)

IMPACT OF CHANGE IN PRICE ON NET SALES:

%
Increase/(Decrease)

Motorized

Class A	0.6%

Class C	(1.7)%

Other	(1.7)%

Total Motorized	(1.9)%
The decrease in motorized net sales of 65.0% resulted primarily from a 63.1% decrease in unit shipments and the impact of a 1.9% decrease in the impact of the change in net price per unit. The overall industry decrease in wholesale unit shipments of motorhomes for the period August 2008 through July 2009 was 70.2% according to statistics published by the RVIA.
The impact of the change in the net price per unit of motorized was a decrease of 1.9%, which included increases in Class A motorized units of 0.6%, and decreases in Class C motorized units of 1.7% in fiscal year 2009 as compared to fiscal year 2008. The nominal increase or decrease in the impact in net price per unit is attributable to much greater discounting and increased wholesale and retail incentives in fiscal 2009 in response to the significant contraction within the motorized market. The negative effects of the increase in discounting was offset in the Class A segment by the continued increase in the concentration of diesel units within the Class A line (30.9% in 2009 and 25.7% in 2008). Diesel units are generally larger and more expensive than gas units.
Cost of products sold decreased $264,473 to $161,455 or 99.8% of motorized net sales for fiscal 2009 compared to $425,928 or 92.2% of motorized net sales for fiscal 2008. The change in material, labor, freight-out and warranty comprised $252,347 of the $264,473 decrease in cost of products sold and was due to decreased sales volume. In addition, in fiscal 2008 cost of products sold includes charges of $1,526 related to the write-down of certain properties to fair value. Material, labor, freight-out and warranty as a percentage of net sales increased to 87.4% from 85.2% from fiscal 2008 to 2009. This 2.2% increase as a percentage of net sales was primarily driven by the deep discounting done in fiscal 2009 to remain competitive in the difficult motorized market segment. Labor, freight-out and warranty costs in relation to gross sales remained consistent with fiscal 2008. Material costs in relation to gross sales decreased by 1.0% in fiscal 2009 primarily due to the favorable impact of the LIFO inventory liquidations of $4,430. Manufacturing overhead decreased $10,600 to $20,083 in fiscal 2009 compared to $30,683 in fiscal 2008. Variable costs in manufacturing overhead decreased $10,889 to $15,920 or 9.8% of motorized net sales for fiscal 2009 compared to $26,809 or 5.8% of motorized net sales for fiscal 2008 due to lower production. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, increased $289 to $4,163 from $3,874 in fiscal 2008.
Motorized gross profit decreased $35,656 to $272 or 0.2% of motorized net sales for fiscal 2009 compared to $35,928 or 7.8% of motorized net sales for fiscal 2008. The decrease in gross profit was due primarily to the 63.1% decrease in unit sales volume and additional discounting.
Selling, general and administrative expenses were $19,695 or 12.2% of motorized net sales for fiscal 2009 compared to $28,899 or 6.3% of motorized net sales for fiscal 2008. The primary reason for the $9,204 decrease in selling, general and administrative expenses was decreased net sales which caused related commissions, bonuses and other compensation to decrease by $7,681. In addition, self-insurance costs decreased $2,650 due to the settlement in fiscal 2008 of a single self insurance product liability claim, and advertising and selling costs decreased $1,013 due to decreased sales activity. These decreases were offset by increases of $955 for legal and settlement costs due to increases in various legal and product disputes and increased costs of $1,537 related to vehicle repurchase activity.
Motorized income before income taxes was a negative 18.4% of net sales for fiscal 2009 and a negative 0.1% of net sales for fiscal 2008. This reflects the impact of the decrease in unit sales, increased discounting, and the related impact on gross profit, and goodwill and trademark impairments of $9,717 and $564, respectively, at two of our motorized subsidiaries.

Buses
Analysis of Change in Net Sales for Fiscal 2009 vs. Fiscal 2008

	Fiscal 2009	Fiscal 2008	Change	% Change

Net Sales	$406,890	$415,725	$(8,835)	(2.1)

# of Units	6,145	6,280	(135)	(2.1)

Impact of Change in Price on Net Sales				0.0
The decrease in buses net sales of 2.1% resulted from a 2.1% decrease in unit shipments.
There was no impact of the change in the price per unit of buses in fiscal year 2009 as compared to fiscal year 2008 as modest selling price increases were offset by similar nominal increases in discounting.
Cost of products sold decreased $9,632 to $366,100 or 90.0% of net sales for fiscal 2009 compared to $375,732 or 90.4% of buses net sales for fiscal 2008. The decrease in material, labor, freight-out and warranty represents $9,982 of the $9,632 decrease in cost of products sold offset by an increase of $350 in manufacturing overhead. Material, labor, freight-out and warranty as a percentage of buses net sales decreased slightly to 82.4% from 83.1% from fiscal 2008 to 2009. The individual relationships of labor, freight-out and warranty to buses net sales did not vary significantly in fiscal 2009 compared to fiscal 2008. Manufacturing overhead increased $350 to $30,795 in fiscal 2009 compared to $30,445 in fiscal 2008. Variable costs in manufacturing overhead increased $542 to $28,549 or 7.0% of buses net sales for fiscal 2009 compared to $28,007 or 6.7% of buses net sales for fiscal 2008. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, decreased $192 to $2,246 in fiscal 2009 from $2,438 in fiscal 2008.
Buses gross profit increased $797 to $40,790 or 10.0% of buses net sales for fiscal 2009 compared to $39,993 or 9.6% of buses net sales for fiscal 2008. The increase in gross profit resulted primarily from the change in cost of products sold as discussed above.
Selling, general and administrative expenses were $22,782 or 5.6% of buses net sales for fiscal 2009 compared to $18,088 or 4.4% of net bus sales for fiscal 2008. The primary reason for the $4,694 increase in selling, general and administrative expenses was a $3,000 increase in self insurance reserves related to a single product liability case. Additionally, legal and settlement costs increased $1,270, a portion of which related to this same product liability case.
Buses income before income taxes decreased to 4.3% of buses net sales for 2009 from 5.1% of buses net sales for fiscal 2008. This reflects the impact of the increase in selling, general and administrative expenses, offset in part by the increase in gross profit, each as discussed above.

FISCAL 2008 VS. FISCAL 2007

			Change
	Fiscal 2008	Fiscal 2007	Amount	%
NET SALES
Recreation Vehicles
Towables	$1,763,099	$1,890,100	$(127,001)	(6.7)
Motorized	461,856	565,523	(103,667)	(18.3)

Total Recreation Vehicles	2,224,955	2,455,623	(230,668)	(9.4)
Buses	415,725	400,685	15,040	3.8

Total	$2,640,680	$2,856,308	$(215,628)	(7.5)

# OF UNITS
Recreation Vehicles
Towables	78,888	87,506	(8,618)	(9.8)
Motorized	5,863	7,634	(1,771)	(23.2)

Total Recreation Vehicles	84,751	95,140	(10,389)	(10.9)
Buses	6,280	6,497	(217)	(3.3)

Total	91,031	101,637	(10,606)	(10.4)

		% of		% of
		Segment		Segment	Change
	Fiscal 2008	Net Sales	Fiscal 2007	Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$246,505	14.0	$273,445	14.5	$(26,940)	(9.9)
Motorized	35,928	7.8	55,334	9.8	(19,406)	(35.1)

Total Recreation Vehicles	282,433	12.7	328,779	13.4	(46,346)	(14.1)
Buses	39,993	9.6	34,516	8.6	5,477	15.9

Total	$322,426	12.2	$363,295	12.7	$(40,869)	(11.2)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$102,356	5.8	$107,804	5.7	$(5,448)	(5.1)
Motorized	28,899	6.3	30,068	5.3	(1,169)	(3.9)

Total Recreation Vehicles	131,255	5.9	137,872	5.6	(6,617)	(4.8)
Buses	18,088	4.4	14,809	3.7	3,279	22.1
Corporate	27,725	—	25,016	—	2,709	10.8

Total	$177,068	6.7	$177,697	6.2	$(629)	(0.4)

INCOME (LOSS) BEFORE INCOME TAXES
Recreation Vehicles
Towables	$146,306	8.3	$165,259	8.7	$(18,953)	(11.5)
Motorized	(522)	(0.1)	25,140	4.4	(25,662)	(102.1)

Total Recreation Vehicles	145,784	6.6	190,399	7.8	(44,615)	(23.4)
Buses	21,132	5.1	18,997	4.7	2,135	11.2
Corporate	(14,509)	—	(12,536)	—	(1,973)	(15.7)

Total	$152,407	5.8	$196,860	6.9	$(44,453)	(22.6)

	As of	As of	Change
ORDER BACKLOG	July 31, 2008	July 31, 2007	Amount	%
Recreation Vehicles
Towables	$106,792	$276,136	$(169,344)	(61.3)
Motorized	38,774	84,718	(45,944)	(54.2)

Total Recreation Vehicles	145,566	360,854	(215,288)	(59.7)
Buses	260,805	228,862	31,943	14.0

Total	$406,371	$589,716	$(183,345)	(31.1)

CONSOLIDATED
Net sales and gross profit for fiscal 2008 decreased 7.5% and 11.2%, respectively, compared to fiscal 2007. Selling, general and administrative expenses for fiscal 2008 decreased 0.4% compared to fiscal 2007. Income before income taxes for fiscal 2008 decreased 22.6% compared to fiscal 2007. The specifics on changes in net sales, gross profit, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate selling, general and administrative expenses were $27,725 for fiscal 2008 compared to $25,016 for fiscal 2007. This increase resulted from increases of $2,033 for self insurance costs related to products liability and medical claims, $1,984 for legal and accounting expenses due to increased professional services primarily for tax and growth initiatives, $3,393 for a charge related to higher vehicle repurchase activity resulting from a decline in the recreation vehicle industry and $478 for an unclaimed property tax settlement. These increases were offset by a decrease in legal costs of $5,480 related to the previously disclosed Dutchmen investigation.
Corporate interest income and other income was $13,333 for fiscal 2008 compared to $12,499 for fiscal 2007.
The overall annual effective tax rate for fiscal 2008 was 39.2% on $152,407 of income before income taxes, compared to 31.6% on $196,860 of income before income taxes for fiscal 2007. The primary reasons for this increase in rate were (1) an increase in our liability for unrecognized tax benefits pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”), (2) the increased impact of specific permanent items when compared to lower income before income taxes, including impairment charges, and (3) the reversal in fiscal 2007 of income tax reserves due to settlements of an Internal Revenue Service examination and a tax dispute with the State of Indiana. The tax dispute with the State of Indiana involved a disagreement on the eligibility of the Company to file a unitary state tax return. The Company had established reserves for this dispute in fiscal 2003 through fiscal 2006, which it reversed in fiscal 2007. In the settlement agreement with Indiana, the Company obtained permission to file a unitary state tax return for fiscal 2006 and thereafter which is expected to be favorable to the overall annual effective tax rate.

SEGMENT REPORTING
Towable Recreation Vehicles
Analysis of Change in Net Sales for Fiscal 2008 vs. Fiscal 2007

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2008	Net Sales	Fiscal 2007	Net Sales	Amount	Change

NET SALES:

Towables

Travel Trailers	$864,796	49.0	$921,204	48.7	$(56,408)	(6.1)

Fifth Wheels	839,168	47.6	902,873	47.8	(63,705)	(7.1)

Other	59,135	3.4	66,023	3.5	(6,888)	(10.4)

Total Towables	$1,763,099	100.0	$1,890,100	100.0	$(127,001)	(6.7)

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2008	Shipments	Fiscal 2007	Shipments	Amount	Change

# OF UNITS:

Towables

Travel Trailers	48,855	61.9	53,459	61.1	(4,604)	(8.6)

Fifth Wheels	28,169	35.7	31,720	36.2	(3,551)	(11.2)

Other	1,864	2.4	2,327	2.7	(463)	(19.9)

Total Towables	78,888	100.0	87,506	100.0	(8,618)	(9.8)

IMPACT OF CHANGE IN PRICE ON NET SALES:

%

Increase

Towables

Travel Trailer	2.5%

Fifth Wheel	4.1%

Other	9.5%

Total Towables	3.1%
The decrease in towable net sales of 6.7% resulted primarily from a 9.8% decrease in unit shipments offset by a 3.1% increase in the impact of the change in price per unit. The overall industry decrease in wholesale unit shipments of towables for August 2007 through July 2008 was 10.7% according to statistics published by the RVIA.
The impact of the change in price per unit of towables was an increase of 3.1%, which included increases in travel trailers and fifth wheels of 2.5% and 4.1%, respectively, in fiscal year 2008 as compared to fiscal year 2007. These increases were primarily due to increased freight costs associated with higher fuel prices, and demand by customers for additional features or upgrades, offset by decreases resulting from increased discounts and increased wholesale and retail incentives provided to customers. Additional discounts and incentives were provided as a result of an overall decline in the recreation vehicle industry.
Cost of products sold decreased $100,061 to $1,516,594 or 86.0% of towable net sales for fiscal 2008 compared to $1,616,655 or 85.5% of towable net sales for fiscal 2007. The change in material, labor, freight-out and warranty comprised $93,416 of the $100,061 decrease in cost of products sold and was due to decreased sales volume. Material, labor, freight-out and warranty as a percentage of net sales increased to 78.7% from 78.3% from fiscal 2007 to 2008. The individual relationships of material, labor, freight-out and warranty to net sales did not vary significantly in fiscal 2008 compared to fiscal 2007. Manufacturing overhead decreased $12,356 to $123,617 in fiscal 2008 compared to $135,973 in fiscal 2007. Variable costs in manufacturing overhead decreased $11,725 to $110,172 or 6.2% of towable net sales for fiscal 2008 compared to $121,897 or 6.4% of towable net sales for fiscal 2007 due to lower production. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, decreased $631 to $13,445 in fiscal 2008 from $14,076 in fiscal 2007. In addition, cost of products sold in fiscal 2008 included an impairment and other charges of $5,711, of which $5,411 related to the sale of our Thor California subsidiary and $300 related to the write-down of certain properties to fair value.
Towable gross profit decreased $26,940 to $246,505 or 14.0% of towable net sales for fiscal 2008 compared to $273,445 or 14.5% of towable net sales for fiscal 2007. The decrease in gross profit was due primarily to the 9.8% decrease in unit sales volume. In addition, decreases in gross profit resulted from the 3.6% increase in the impact of the change in the cost per unit, which occurred due to the addition of extra product options on units demanded by customers, the costs of which were not fully recoverable.
Selling, general and administrative expenses were $102,356 or 5.8% of towable net sales for fiscal 2008 compared to $107,804 or 5.7% of towable net sales for fiscal 2007. The primary reason for the $5,448 decrease in selling, general and administrative expenses was decreased net sales, which caused commissions, bonuses and other compensation to decrease by $5,647. In addition, legal and settlement costs decreased by $2,639 due to resolution of various legal and product disputes during 2007. These decreases were offset by increases of $619 for self insurance costs related to products liability and medical claims, $777 for vehicle repurchase activities resulting from a decline in the recreation vehicle industry and $560 for accounting and related expenses due to increased outsourcing of professional services.
Towable income before income taxes decreased to 8.3% of net sales for fiscal 2008 from 8.7% of net sales for fiscal 2007. The primary factor for this decrease was the reduction in unit sales and corresponding margins.

Motorized Recreation Vehicles
Analysis of Change in Net Sales for Fiscal 2008 vs. Fiscal 2007

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2008	Net Sales	Fiscal 2007	Net Sales	Amount	Change

NET SALES:

Motorized

Class A	$306,577	66.4	$383,938	67.9	$(77,361)	(20.1)

Class C	152,134	32.9	170,709	30.2	(18,575)	(10.9)

Other	3,145	0.7	10,876	1.9	(7,731)	(71.1)

Total Motorized	$461,856	100.0	$565,523	100.0	$(103,667)	(18.3)

		% of		% of

		Segment		Segment	Change	%

	Fiscal 2008	Shipments	Fiscal 2007	Shipments	Amount	Change

# OF UNITS:

Motorized

Class A	3,192	54.4	4,450	58.3	(1,258)	(28.3)

Class C	2,631	44.9	3,023	39.6	(392)	(13.0)

Other	40	0.7	161	2.1	(121)	(75.2)

Total Motorized	5,863	100.0	7,634	100.0	(1,771)	(23.2)

IMPACT OF CHANGE IN PRICE ON NET SALES:

%
Motorized	Increase

Class A	8.2%

Class C	2.1%

Other	4.1%

Total Motorized	4.9%
The decrease in motorized net sales of 18.3% resulted primarily from a 23.2% decrease in unit shipments offset by the impact of a 4.9% increase in the impact of the change in price per unit. The overall industry decrease in wholesale unit shipments of motorhomes for the period August 2007 through July 2008 was 23.0% according to statistics published by the RVIA.
The impact of the change in the price per unit of motorized was an increase of 4.9%, which included increases in Class A and Class C motorized units of 8.2% and 2.1%, respectively, in fiscal year 2008 as compared to fiscal year 2007. The primary reasons for the increase in price per unit of Class A’s was due to a combination of diesel sales making up more of the mix of Class A (25.7% in 2008 and 20.1% in 2007) sales in fiscal year 2008 as compared to fiscal year 2007, increased freight costs associated with higher fuel prices and demand by customers for additional features. Diesels are larger and more expensive than gas Class A motorized units. These increases were offset by decreases resulting from increased discounts and increased wholesale and retail incentives provided to customers. The primary reason for the increase in Class C unit price was increased freight costs associated with higher fuel prices, and demand by customers for additional features or upgrades. Additional discounts and incentives were provided as a result of an overall decline in the recreation vehicle industry. Cost of products sold decreased $84,261 to $425,928 or 92.2% of motorized net sales for fiscal 2008 compared to $510,189 or 90.2% of motorized net sales for fiscal 2007. The change in material, labor, freight-out and warranty comprised $82,979 of the $84,261 decrease in cost of products sold and was due to decreased sales volume. Material, labor, freight-out and warranty as a percentage of net sales increased to 85.2% from 84.3% from fiscal 2007 to 2008. The individual relationships of labor, freight-out and warranty to net sales did not vary significantly in fiscal 2008 compared to fiscal 2007. However, material costs in relationship to net sales increased 0.9% due to increased costs for copper, steel, aluminum and wood which were not immediately passed on to our customers. Manufacturing overhead decreased $2,808 to $30,683 in fiscal 2008 compared to $33,491 in fiscal 2007. Variable costs in manufacturing overhead decreased $3,005 to $26,809 or 5.8% of motorized net sales for fiscal 2008 compared to $29,814 or 5.3% of motorized net sales for fiscal 2007 due to lower production. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, increased $197 to $3,874 in fiscal 2008 from $3,677 in fiscal 2007. In addition, cost of products sold includes charges of $1,526 in fiscal 2008 related to the write-down of certain properties to fair value.
Motorized gross profit decreased $19,406 to $35,928 or 7.8% of motorized net sales for fiscal 2008 compared to $55,334 or 9.8% of motorized net sales for fiscal 2007. The decrease in gross profit was due primarily to the 23.2% decrease in unit sales volume. In addition, decreases in gross profit resulted from the 6.7% increase in the impact of the change in the cost per unit, which occurred due to the addition of extra product options on units demanded by customers, the costs of which were not fully recoverable. We also experienced increases in the cost of copper, steel, aluminum and wood which were not immediately passed on to our customers.
Selling, general and administrative expenses were $28,899 or 6.3% of motorized net sales for fiscal 2008 compared to $30,068 or 5.3% of motorized net sales for fiscal 2007. The primary reason for the $1,169 decrease in selling, general and administrative expenses was decreased net sales which caused related commissions, bonuses and other compensation to decrease by $3,559. In addition, legal and settlement costs decreased by $553 due to resolution of various legal and product disputes during 2007. These decreases were partially offset by increases of $2,746 primarily for the settlement of a single self insurance product liability claim in 2008.
Motorized income before income taxes was (0.1)% of net sales for fiscal 2008 and 4.4% of net sales for fiscal 2007. This reflects the impact of the decrease in net sales and related gross profit, and goodwill and asset write-downs of $7,535 and $1,662, respectively, at one of our subsidiaries.
Buses
Analysis of Change in Net Sales for Fiscal 2008 vs. Fiscal 2007

	Fiscal 2008	Fiscal 2007	Change	% Change

Net Sales	$415,725	$400,685	$15,040	3.8
# of Units	6,280	6,497	(217)	(3.3)
Impact of Change in Price on Net Sales				7.1
The increase in buses net sales of 3.8% resulted from a 3.3% decrease in unit shipments which was offset by the impact of a 7.1% increase in the impact of the change in the price per unit.
The impact of the change in the price per unit of buses increased 7.1% in fiscal year 2008 as compared to fiscal year 2007, which increase was primarily due to the additional features included in our buses as a result of our customers’ requests.
Cost of products sold increased $9,563 to $375,732 or 90.4% of buses net sales for fiscal 2008 compared to $366,169 or 91.4% of buses net sales for fiscal 2007. The increase in material, labor, freight-out and warranty represents $7,139 of the $9,563 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 83.1% from 84.4% from fiscal 2007 to 2008. The individual relationships of labor, freight-out and warranty to buses net sales did not vary significantly in fiscal 2008 compared to fiscal 2007. However, material costs in relationship to buses net sales decreased 1.2% due to a combination of better procurement and higher prices and sales. Manufacturing overhead increased $2,424 to $30,445 in fiscal 2008 compared to $28,021 in fiscal 2007. Variable costs in manufacturing overhead increased $2,203 to $28,007 or 6.7% of buses net sales for fiscal 2008 compared to $25,804 or 6.4% of buses net sales for fiscal 2007 due to lower unit production. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, increased $221 to $2,438 in fiscal 2008 from $2,217 in fiscal 2007.

Buses gross profit increased $5,477 to $39,993 or 9.6% of buses net sales for fiscal 2008 compared to $34,516 or 8.6% of buses net sales for fiscal 2007. The increase in gross profit resulted from the impact of the 7.1% increase in the price per unit, being in excess of the impact of the 5.9% increase in the cost per unit.
Selling, general and administrative expenses were $18,088 or 4.4% of buses net sales for fiscal 2008 compared to $14,809 or 3.7% of buses net sales for fiscal 2007. The primary reasons for the $3,279 increase in selling, general and administrative expenses were increased net sales which caused related commissions, bonuses and other compensation to increase by $1,078. Additional increases of $466 occurred in advertising and selling related costs due to increased sales activities, and $1,251 primarily for self insurance and legal costs related to a single product liability case.
Buses income before income taxes increased to 5.1% of buses net sales for 2008 from 4.7% of buses net sales for fiscal 2007 due to increased net sales and related gross profit.
Financial Condition and Liquidity
As of July 31, 2009, we had $328,834 in cash, cash equivalents and short-term investments, compared to $189,620 on July 31, 2008. This increase was primarily due to a reclassification of auction rate securities (“ARS”) held at UBS from long-term investments to short-term investments.
Reference is made to Note B to our consolidated financial statements contained elsewhere in this report for a description of developments related to our investments in ARS.
Working capital of $419,544 at July 31, 2009 compared to $279,504 at July 31, 2008. We have no long-term debt. The Company had a $30,000 unsecured revolving line of credit which bore interest at prime less 2.15% and expired on November 30, 2008. The Company decided not to renew the unsecured revolving line of credit and allowed it to expire on November 30, 2008. The decision not to renew the line of credit was based on our strong cash position combined with the expectation that we will have the ability to borrow at favorable rates against our ARS, if needed. As a result, we did not anticipate utilizing the line of credit and did not want to incur the cost of maintaining it. We believe that internally generated funds will be sufficient to meet our current needs and any additional capital requirements. Capital expenditures of approximately $5,135 for fiscal year ended July 31, 2009 were primarily to upgrade IT systems and replace machinery and equipment used in the ordinary course of business. Of this amount, $4,144 was for our recreation vehicle facilities and $512 was for our bus operations.
The Company anticipates capital expenditures in fiscal 2010 of approximately $10,000, which is expected to be financed from cash and cash equivalents. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business.
Cash generated from operating activities for the twelve months ended July 31, 2009 was $48,570, a decrease of 60% versus the comparable prior year period due to a significant decline in unit volume, gross profit and net income for the period. The combination of net income and non-cash items (primarily depreciation, amortization, goodwill and trademark impairment, deferred income taxes and gains on disposition of assets) provided $47,555 of operating cash compared to $83,462 in the prior year period due primarily to a decrease in net earnings. The remaining decrease was due to decreases in accounts payable and accrued liabilities due to lower spending levels partially offset by a decrease in inventories and receivables due to decreased revenues.
Critical Accounting Principles
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgment, estimates and complexity.
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
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.
During the third quarter of fiscal 2009, the self-insurance reserve was increased by $4,000 to provide for our full $5,000 SIR related to an accident case arising out of our bus operations in the normal course of business. Based upon advice from outside legal counsel, we concluded that it was probable that settlement of the case would require us to pay an amount at least equal to the SIR.
Product Warranty
We generally provide customers of our products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate; however actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.
Income Taxes
We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could materially impact the Company’s financial position or its results of operations.
In the first quarter of fiscal 2008, we adopted FIN 48 and related guidance. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on a two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Revenue Recognition
Revenues from the sale of recreation vehicles and buses are recorded when all of the following conditions have been met:
1) An order for a product has been received from a dealer;
2) Written or oral approval for payment has been received from the dealer’s flooring institution;
3) A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and
4) The product is removed from our property for delivery to the dealer who placed the order.
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
Investments
We have an investment portfolio comprised of taxable and tax-exempt auction rate securities. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income which could materially adversely affect our operating results.
Principal Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments at July 31, 2009 are summarized in the following charts. We have no other off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	After 5 Years

Operating leases and other	$5,608	$2,942	$2,300	$366		$—
Consigned Inventory	31,201	31,201	—	—		—
Unrecognized tax benefits (1)	957	957	—	—		—

Total contractual cash obligations	$37,766	$35,100	$2,300	$366	$

(1)
We have included in unrecognized tax benefits approximately $957 for payments expected to be made in fiscal 2010. Unrecognized tax benefits in the amount of approximately $46,355 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts	Less Than
	Committed	One Year	1-3 Years	4-5 Years	Over 5 Years

Guarantees	$7,112	$7,112	$—	$—	$—
Standby repurchase obligations	447,706	447,706	—	—	—

Total commercial commitments	$454,818	$454,818	$—	$—	$—

Accounting Pronouncements
Reference is made to Note A to our consolidated financial statements contained in this report for a summary of our recently adopted accounting pronouncements.
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
The Company is also exposed to market risk related to its investment in ARS. Reference is made to Note B to our consolidated financial statements contained in this report for a description of developments related to our investments in ARS.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15
Quarterly Financial Data (Unaudited)

	October 31	January 31 (1)	April 30 (2)(4)	July 31 (5)(6)

Fiscal 2009
Net sales	$438,817	$226,683	$415,472	$440,924
Gross profit	40,063	8,157	46,447	57,870
Net income (loss)	5,120	(14,860)	2,102	24,781
Earnings (loss) per common share
Basic	0.09	(0.27)	0.04	0.45
Diluted	0.09	(0.27)	0.04	0.45
Dividends declared per common share	0.07	0.07	0.07	0.07
Dividends paid per common share	0.07	0.07	0.07	0.07
Market prices per common share
High	$31.85	$19.09	$23.29	$23.95
Low	$14.68	$10.51	$9.54	$16.65

	October 31	January 31	April 30	July 31 (3)
Fiscal 2008
Net sales	$763,736	$599,170	$707,931	$569,843
Gross profit	101,275	69,717	89,999	61,435
Net income	38,209	21,602	27,854	5,041
Earnings per common share
Basic	0.69	0.39	0.51	0.09
Diluted	0.68	0.39	0.50	0.09
Dividends declared per common share	2.07	0.07	0.07	0.07
Dividends paid per common share	2.07	0.07	0.07	0.07
Market prices per common share
High	$52.31	$47.48	$36.91	$31.32
Low	$38.68	$29.72	$26.73	$19.62

(1)	The second quarter ended January 31, 2009 includes a non-cash trademark impairment of $564 for the trademark associated with a subsidiary within our motorized segment.

(2)	The third quarter ended April 30, 2009 includes a non-cash goodwill impairment of $9,717 for the goodwill associated with a subsidiary within our motorized segment.

(3)
The fourth quarter ended July 31, 2008 includes a non-cash goodwill impairment of $7,535 for the goodwill associated with a subsidiary within our motorized segment, an impairment of $1,962 to adjust certain properties to fair market value and provisions of $5,411 recorded in connection with the sale of our Thor California travel trailer and fifth wheels business during fiscal 2008.

(4)
The third quarter ended April 30, 2009 net income was overstated by $3,694, due to the income taxes related to the $9,717 goodwill impairment charge taken in the third quarter. The impairment charge was improperly treated as being deductible for tax purposes. The Company corrected this error in the fourth quarter.

(5)
The fourth quarter net income was decreased by $673 due to the correction of two out-of-period income tax errors. Net income was decreased by $3,694 due to the third quarter error referred to in item (4) above. Net income was increased by $3,021 due to adjustments to the Company’s prior year accrual for income taxes payable.

(6)
The fourth quarter ended July 31, 2009 includes a liquidation of LIFO inventory layers, which are carried at lower costs. The affect of these liquidations was to increase net income in the fourth quarter of 2009 by approximately $4,300. It is the Company’s policy to record the earning effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Part A – Disclosure Controls and Procedures.
The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.
Part B – Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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
The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.
Part C – Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2009, there have been no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Thor Industries, Inc.
Jackson Center, Ohio
We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2009 and our report dated September 29, 2009 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Dayton, Ohio
September 29, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a written code of ethics, the “Thor Industries, Inc. Business Ethics Policy” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code has been posted on the Company’s website and is also available in print to any person, without charge, upon request. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.thorindustries.com or by filing a Form 8-K.
The other information in response to this Item is included under the captions BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS, BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2009, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of July 31, 2009 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”).

(c) Number of securities remaining
	(a) Number of securities to	(b) Weighted-average	available for future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	513,561 (1)	$ 23.47	900,000 (2)
Equity compensation plans not approved by security holders	–	–	–

Total	513,561	$ 23.47	900,000

(1)	Represents shares underlying stock options granted pursuant to the 2006 Plan and the 1999 Plan. The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)	Represents shares remaining available for future issuance pursuant to the 2006 Plan.

The other information required in response to this Item is contained under the captions OWNERSHIP OF COMMON STOCK and SUMMARIES OF EQUITY COMPENSATION PLANS in the Company’s definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT and BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.
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

3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)
4.1	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)
10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)
10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)
10.3	Thor Industries, Inc. Amended and Restated Select Executive Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.4	Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007)
10.5	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.6	Thor Industries, Inc. 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.7	Offer Letter of Christian G. Farman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 6, 2008)
10.8
Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.9	Thor Industries, Inc. Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 6, 2008)
10.10
Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to directors (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.11
Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to employees and consultants (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.12
Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 15, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2009).

10.13
Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 3, 2009).

14.1	Thor Industries, Inc. Business Ethics Policy (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003)
21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP, dated September 29, 2009*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes–Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**
* Filed herewith            ** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THOR INDUSTRIES, INC.

(Signed)	/S/ Wade F. B. Thompson
Wade F. B. Thompson
Chairman, President, and Chief Executive Officer
Date: September 29, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed) /S/ Peter B. Orthwein	(Signed)	/S/ Christian G. Farman
Peter B. Orthwein		Christian G. Farman
Vice Chairman, Treasurer and		Chief Financial Officer
Director		(Principal Financial Officer & Principal
Accounting Officer)

Date: September 29, 2009	Date: September 29, 2009

(Signed) /S/ Wade F. B. Thompson	(Signed)	/S/ Alan Siegel

Wade F. B. Thompson		Alan Siegel
Chairman, President, Chief Executive		Director
Officer and Director (Principal Executive Officer)

Date: September 29, 2009	Date: September 29, 2009

(Signed) /S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

William C. Tomson		Neil D. Chrisman
Director		Director

Date: September 29, 2009	Date: September 29, 2009

(Signed) /S/ Geoffrey A. Thompson	(Signed)	/S/ Jan H. Suwinski

Geoffrey A. Thompson		Jan H. Suwinski
Director		Director

Date: September 29, 2009	Date: September 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Thor Industries, Inc.
Jackson Center, Ohio
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Dayton, Ohio
September 29, 2009

Consolidated Balance Sheets, July 31, 2009 and 2008
(amounts in thousands except share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$221,684	$189,620
Investments-short term (Note A)	107,150	—
Accounts receivable:
Trade, less allowance for doubtful accounts — $302 in 2009 and $295 in 2008 (Note A)	111,793	136,866
Other	3,823	9,489
Inventories (Note D)	105,278	152,582
Notes receivable (Note Q)	10,000	—
Deferred income taxes and other (Note F)	44,290	39,363

Total current assets	604,018	527,920

Property, plant and equipment:
Land	20,310	21,090
Buildings and improvements	134,161	135,167
Machinery and equipment	69,566	71,965

Total cost	224,037	228,222
Less accumulated depreciation	81,176	74,992

Net property, plant and equipment	142,861	153,230

Investments — Joint ventures (Note K)	2,257	3,269

Other assets:
Long term investments	13,428	126,403
Goodwill (Note C)	148,411	158,128
Noncompete agreements — Net (Note C)	617	1,093
Trademarks (Note C)	13,336	13,900
Long term notes receivable (Note Q)	10,000	—
Deferred income taxes and other (Note F)	16,196	12,619

Total other assets	201,988	312,143

Total	$951,124	$996,562

See notes to consolidated financial statements.

	2009	2008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,120	$96,158
Accrued liabilities:
Compensation and related items	22,548	24,845
Product warranties (Note M)	41,717	61,743
Taxes	5,700	26,050
Promotions and rebates	6,743	10,781
Product/property liability and related liabilities	12,990	12,560
Other	16,656	16,279

Total current liabilities	184,474	248,416

Other liabilities	15,262	19,118
Unrecognized tax benefits	46,355	29,332

Total long term liabilities	61,617	48,450

Contingent liabilities and commitments (Note I)	—	—
Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,318,263 shares at July 31, 2009 and 57,317,263 shares at July 31, 2008	5,732	5,732
Additional paid-in capital	94,367	93,683
Retained earnings	677,548	675,928
Accumulated other comprehensive income	1,070	(1,963)
Less treasury shares of 1,877,339 in 2009 and in 2008, at cost	(73,684)	(73,684)

Total stockholders’ equity	705,033	699,696

Total	$951,124	$996,562

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2009, 2008 and 2007
(amounts in thousands except per share data)

	2009	2008	2007
Net sales	$1,521,896	$2,640,680	$2,856,308
Cost of products sold	1,369,359	2,318,254	2,493,013

Gross profit	152,537	322,426	363,295
Selling, general and administrative expenses	124,578	177,068	177,697
Impairment of goodwill and trademarks	10,281	7,535	—
Amortization of intangibles	476	813	935
Gain on sale of property	373	2,308	—
Interest income	5,530	11,511	11,376
Interest expense	525	1,315	774
Other income	815	2,893	1,595

Income before income taxes	23,395	152,407	196,860
Income taxes (Note F)	6,252	59,701	62,129

Net income	$17,143	$92,706	$134,731

Earnings per common share (Note A)
Basic	$0.31	$1.67	$2.42
Diluted	$0.31	$1.66	$2.41
See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2009, 2008 and 2007
(amounts in thousands except share and per share data)

						Accumulated
					Additional	Other		Compre-
	Treasury Stock		Common Stock		Paid-In	Comprehensive	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Income

July 31, 2006	1,401,200	$(58,493)	57,100,286	$5,710	$86,538	$1,772	$664,322

Net income	-	-	-	-	-	-	134,731	$134,731
Shares purchased	40,400	(1,630)	-	-	-	-	-	-
Stock option activity	-	-	123,618	12	2,623	-	-	-
Restricted stock activity	-	-	(1,500)	-	476	-	-	-
Cash dividends — $1.28 per
common share	-	-	-	-	-	-	(71,324)	-
Foreign currency translation
adjustment	-	-	-	-	-	984	-	984
Compensation expense	-	-	-	-	610	-	-	-

July 31, 2007	1,441,600	(60,123)	57,222,404	5,722	90,247	2,756	727,729	$135,715

Net income	-	-	-	-	-	-	92,706	$92,706
Shares purchased	435,739	(13,561)	-	-	-	-	-	-
Stock option activity	-	-	94,859	10	2,592	-	-	-
Restricted stock activity	-	-	-	-	488	-	-	-
Cash dividends — $2.28 per
common share	-	-	-	-	-	-	(127,278)	-
Adoption of FIN48	-	-	-	-	-	-	(17,229)	-
Unrealized depreciation on
investments (net of tax)	-	-	-	-	-	(3,810)	-	(3,810)
Foreign currency translation
adjustment (net of tax)	-	-	-	-	-	(909)	-	(909)
Compensation expense	-	-	-	-	356	-	-	-

July 31, 2008	1,877,339	(73,684)	57,317,263	5,732	93,683	(1,963)	675,928	$87,987

Net income	-	-	-	-	-	-	17,143	$17,143
Stock option activity	-	-	1,000	-	27	-	-	-
Cash dividends — $.28 per
common share	-	-	-	-	-	-	(15,523)	-
Unrealized appreciation on
investments (net of tax)	-	-	-	-	-	3,118	-	3,118
Foreign currency translation
adjustment (net of tax)	-	-	-	-	-	(85)	-	(85)
Compensation expense	-	-	-	-	657	-	-	-

July 31, 2009	1,877,339	$(73,684)	57,318,263	$5,732	$94,367	$1,070	$677,548	$20,176

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2009, 2008 and 2007
(amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$17,143	$92,706	$134,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,007	16,208	12,970
Amortization of intangibles	476	813	935
Goodwill and trademark impairment	10,281	7,535	-
Deferred income taxes	6,411	(31,791)	(1,324)
(Gain) loss on disposition of property, plant and equipment	(420)	(2,365)	82
Net impairment on trading investments	-	-	104
Stock based compensation	657	356	610
Changes in assets and liabilities:
Proceeds from sale of trading investments	-	-	68,133
Accounts receivable	30,739	31,040	16,348
Note receivable	(10,000)	-	-
Inventories	47,304	16,398	14,189
Deferred taxes and other	(600)	382	(3,213)
Accounts payable	(17,548)	(27,615)	(21,537)
Accrued liabilities	(45,051)	10,595	7,410
Other	(3,829)	7,846	3,315

Net cash provided by operating activities	48,570	122,108	232,753

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,625)	(14,475)	(13,654)
Proceeds from disposition of property, plant and equipment	2,890	5,016	232
Purchase of available for sale investments	-	(66,650)	(295,765)
Proceeds from disposition of investments	10,850	108,675	121,046
Note receivable	(10,000)	-	-
Proceeds on dissolution of joint venture	1,578	-	-

Net cash (used in) provided by investing activities	(307)	32,566	(188,141)

Cash flows from financing activities:
Cash dividends	(15,523)	(127,278)	(71,324)
Purchase of common stock held as treasury shares	-	(13,561)	(1,630)
Proceeds from issuance of common stock	27	3,090	3,111

Net cash (used in) financing activities	(15,496)	(137,749)	(69,843)

Effect of exchange rate changes on cash	(703)	806	984

Net increase (decrease) in cash and cash equivalents	32,064	17,731	(24,247)
Cash and cash equivalents, beginning of year	189,620	171,889	196,136

Cash and cash equivalents, end of year	$221,684	$189,620	$171,889

Supplemental cash flow information:
Income taxes paid	$23,622	$73,076	$62,121
Interest paid	$525	$1,315	$774

Non-cash transactions:
Capital expenditures in accounts payable	$53	$543	$203
Cancellation of restricted stock	$-	$-	$35
Deferred taxes, net	$-	$562	$-
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements for the Years Ended July 31, 2009, 2008 and 2007
(All amounts presented in thousands except share and per share data)
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the “Company”). All intercompany balances and transactions are eliminated upon consolidation.
Cash and Cash Equivalents — Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents of $177,717 are held by one financial institution. The remaining $43,967 is held at various other financial institutions.
Investments — The Company classifies investments as available-for-sale or trading.
Fair Value of Financial Investments — The carrying amount of cash equivalents, investments, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.
Inventories — Substantially all inventories are stated at the lower of cost or market, determined on the last-in, first-out (“LIFO”) basis. Manufacturing costs include materials, labor, freight-out and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.
Depreciation — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:
Buildings and improvements — 10 to 39 years
Machinery and equipment — 3 to 10 years
Depreciation expense is recorded in cost of products sold except for $1,728, $1,350 and $1,241, in fiscal 2009, 2008 and 2007, respectively, which is recorded in selling, general and administrative expenses.
Other Assets — Other assets consist of goodwill, trademarks, non-compete agreements and long-term investments. Non-compete agreements are amortized using the straight-line method over 5 to 10 years. Goodwill and trademarks are not amortized but are tested at least annually for impairment. Trademarks are not amortized because they have indefinite useful lives.
Long-lived Assets — Long-lived assets and identifiable intangibles that are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company assesses the potential impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144. Management assessed the fair value of certain properties which will no longer be used for operational or administrative purposes and are being listed for sale or lease and marketed as such in the Elkhart, Indiana area. Given the decline of the real estate market in 2008, the fair value of such properties had indicated an impairment of $1,962 which the Company recorded in the fourth quarter of fiscal 2008 of which $1,826 is reported in cost of products sold and $136 is reported in selling, general and administrative expenses in the Consolidated Statement of Income. $1,662 of this impairment is reported under the motorized recreation vehicles segment and $300 is reported under the towable recreation vehicles segment.
Product Warranties — Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Allowance for Doubtful Accounts — A summary of bad debt activity is as follows:

	Year Ended	Year Ended	Year Ended
	July 31, 2009	July 31, 2008	July 31, 2007
Beginning Balance	$ 295	$ 122	$ 105
Charged to expense	326	311	72
Write-offs net of recoveries/payments	(319)	(138)	(55)

Ending Balance	$ 302	$ 295	$ 122

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
Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows, were $5,770, $8,139, and $8,104 in fiscal 2009, 2008 and 2007, respectively.
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

	2009	2008	2007
Weighted average shares outstanding for basic earnings per share	55,429,373	55,593,572	55,665,275
Stock options and restricted stock	47,097	138,135	257,833

Weighted average shares outstanding assuming dilution	55,476,470	55,731,707	55,923,108

Subsequent Events – We evaluated events occurring between the end of our most recent fiscal year and September 29, 2009, the date the financial statements were issued.
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
In June 2009, the FASB issued SFAS No. 168, “Accounting Standards Codification” (“SFAS 168”), which will become the source of authoritative U.S. generally accepted accounting principles or “GAAP.” The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We believe the adoption of SFAS 168 will not have a material effect on our financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only required to be disclosed on an annual basis. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. We believe the adoption of FSP FAS 107-1 will not have a material effect on our financial statements.

B. INVESTMENTS
Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”), that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of July 31, 2009. FSP 157-3 was effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 effective during the three month period ended October 31, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.
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
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 31, 2009:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Value at July
	(Level 1)	(Level 2)	(Level 3)	31, 2009
Cash & cash equivalents	$221,684	$—	$—	$221,684
Auction rate securities (including Put Rights)	—	—	120,578	120,578

Total	$221,684	$—	$120,578	$342,262

Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.

In addition to the above investments, the Company holds non-qualified retirement plan assets of $6,016 at July 31, 2009 ($12,519 at July 31, 2008). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in Other Assets on the Consolidated Balance Sheet.
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
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)

Balances at August 1, 2008	$126,403
Net change in other comprehensive income	5,025
Net loss included in earnings	---
Purchases	---
Sales/Maturities	(10,850)

Balances at July 31, 2009	$120,578

Auction Rate Securities
At July 31, 2009, we held $14,550 (par value) of long-term investments and $107,150 (par value) of short-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At July 31, 2009, the majority of the ARS we held were AAA rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.
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
In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provides the Company with the right (the “Put Rights”) to sell to UBS at par value ARS purchased from UBS ($107,150 of our entire ARS portfolio of $121,700, as of July 31, 2009) at any time during a two-year sale period beginning June 30, 2010.
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
At July 31, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $1,122 ($692 net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $14,550 (par value) that were not part of the UBS settlement as of July 31, 2009. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.
The enforceability of the Put Rights results in a put option which has been recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. The Company has elected to account for this put option at fair value under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a benefit to operations of $8,840 related to the Put Rights provided by the settlement and an other-than-temporary impairment charge to operations of $8,840 on the $107,150 (par value) portion of our ARS portfolio to properly record our investment at par as we may decide not to hold these ARS until final maturity with the opportunity provided by the Put Rights.
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through July 31, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 31 years) to realize our investments’ par value. Based on the terms of the UBS Call Right, which is exercisable at any time after June 30, 2010, effective June 30, 2009, the ARS held by UBS were classified as short-term. The remaining ARS held by another institution remains classified as long-term at July 31, 2009. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS, one of the Company’s investment providers.
C. GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, we test goodwill for impairment as of April 30.
The components of other intangibles are as follows:

	July 31, 2009		July 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortizable Intangible Assets- Non-compete agreements	$2,888	$ 2,271	$5,938	$ 4,845
Aggregate amortization expense for non-compete agreements for the years ended July 31, 2009, 2008 and 2007 were $476, $813 and $935, respectively. Non-compete agreements are amortized on a straight-line basis.
The weighted average remaining amortization period at July 31, 2009 is 2.1 years.

Estimated Amortization Expense:

For the fiscal year ending July 2010	$322
For the fiscal year ending July 2011	$238
For the fiscal year ending July 2012	$57
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
The Company completed an impairment review as of January 31, 2009 that resulted in a non-cash trademark impairment of $564 in the second quarter for the trademark associated with an operating subsidiary in the motorized reportable segment. Another review was also conducted as of April 30, 2009 which resulted in a non-cash goodwill impairment charge of $9,717 in the third quarter for the goodwill associated with an operating subsidiary in the motorized reportable segment. The impairments result from the difficult market environment and outlook for the motorhome business. The Company completed an impairment review as of April 30, 2008 which resulted in a non-cash goodwill impairment charge of $7,535 in the fourth quarter of fiscal 2008 for the goodwill associated with an operating subsidiary in the motorized reportable segment.
Goodwill and trademarks by segment were as follows:

	July 31, 2009		July 31, 2008
	Goodwill	Trademark	Goodwill	Trademark
Recreation Vehicles
Towables	$143,795	$10,237	$143,795	$10,237
Motorized	-	2,036	9,717	2,600
Buses	4,616	1,063	4,616	1,063

Total	$148,411	$13,336	$158,128	$13,900

D. INVENTORIES
Major classifications of inventories are:

	As of July 31,
	2009	2008

Finished products	$6,682	$13,584
Work in process	38,159	51,162
Raw materials	55,956	79,356
Chassis	28,613	37,562

Subtotal	129,410	181,664
Excess of FIFO costs over LIFO costs	(24,132)	(29,082)

Total inventories	$105,278	$152,582

During 2009 the amount of inventories in certain LIFO pools decreased which resulted in liquidation of LIFO inventory layers, which are carried at lower costs. The effect of this liquidation was to increase net income in 2009 by approximately $7,400. The impact of this liquidation was approximately $2,730, $4,430 and $240 for the towables, motorized and buses segments, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. The Company’s reserve for inventory obsolescence increased $1,760 to $3,053 at July 31, 2009 due to the elimination of certain product lines.

E. LINE OF CREDIT
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
F. INCOME TAXES

	Years ended July 31,
	2009	2008	2007
Income taxes:
Federal	$(2,563)	$79,263	$66,049
State and local	3,304	11,979	(3,065)
Foreign	(900)	250	469

Total currently payable	(159)	91,492	63,453

Federal deferred	6,163	(27,981)	(1,396)
State and local deferred	248	(3,810)	72

Total deferred expense	6,411	(31,791)	(1,324)

Income tax	$6,252	$59,701	$62,129

Current Federal Tax Expense
Current federal tax expense decreased $81,826 to $(2,563) from 2008 to 2009. Of this amount, $45,154 was due to the reduction in pre-tax income of $129,012. Additionally, the Company’s decision to not insure warranty risk through its captive insurance company resulted in current federal tax expense in 2009 being $21,280 less than in 2008. Also, current tax expense decreased by $6.331 from 2008 because of the increased tax deduction for payments of warranty claims. Further, credits and incentives, refunds from amended returns and tax exam settlements and reduction for excess accrued taxes payable further lowered 2009 tax expense by $5,552. Nondeductible goodwill increased 2009 tax expense by $3,235. The other changes to current federal tax expense, including temporary items, are detailed in the schedule below.
Current federal tax expense increased $13,214 to $79,263 from 2007 to 2008. Of this amount, $21,280 of additional current federal tax expense resulted from the Company’s decision in 2008 to not insure its 2009 warranty risk through its captive insurance company. This decision caused an increase in current federal tax expense and a decrease in deferred tax expense. Additionally, the federal tax expense and deferred tax benefit increased by $6,701 as a result of other temporary items as detailed in the table below that summarizes deferred income taxes. The increase in current federal tax expense in 2008 was offset in part by $15,559 less federal tax because of $44,453 less pretax income in 2008 than in 2007. Current federal tax expense also decreased by $4,200 from 2007 to 2008 due to the change in current state tax expense resulting from the settlement of a tax dispute with the State of Indiana during 2007. The other changes to current federal tax expense, including Unrecognized Tax Benefits, pursuant to FIN 48, are detailed in the schedule below.
Current State and Local Tax Expense
Current state tax expense decreased $8,675 to $3,304 from 2008 to 2009. Of this amount, $6,257 was due to the reduction in pre-tax income of $129,012. Additionally, the Company’s decision to not insure warranty risk through its captive insurance company resulted in current state tax expense in 2009 being $3,810 less than in 2008. Also, current tax expense decreased by $922 from 2008 because of the increased tax deduction for payments of warranty claims. The other changes to current state tax expense including temporary items are detailed in the schedule below.
Current state tax expense increased $15,044 to $11,979 from 2007 to 2008. Of this amount, $12,000 ($7,800 net of federal taxes) was due to the 2007 state income tax benefit resulting from the Indiana Tax Settlement Agreement as detailed below. In addition, $3,810 is because of the Company’s decision in 2008 to not insure its 2009 warranty risk through its captive insurance company. The other changes to current state tax expense including temporary items are detailed in the schedule below.
The Company was party to a Tax Court case with the State of Indiana involving a disagreement on the eligibility of the Company to file a unitary state tax return. The Company requested in 1995 and Indiana denied permission to file a unitary state tax return. After filing Indiana tax returns for 1995 through 1998, the Company took exception to the denial by Indiana to file a unitary tax return and filed amended unitary tax returns for these years asking for refunds. Further, the Company filed tax returns in 1999 and thereafter on a unitary basis. The Company established reserves for these uncertain tax positions under the loss contingency provisions of SFAS No. 5 in 1999 and later years for the entire amount of the uncertain tax benefits of the unitary position. The Company filed a suit in Indiana Tax Court in 2003 to pursue the refunds for 1995 thorough 1998. The Company reversed established reserves following the provisions of SFAS No. 5 for gain contingencies, when realization was beyond a reasonable doubt, which was when the statute of limitations expired. In April 2007, the Company reached a verbal settlement with the Indiana Department of Revenue on these matters, which required the approval by the Governor of Indiana. The remaining reserves for uncertain tax positions at the time of resolution with the State of Indiana of approximately $10,800 ($7,000 net of federal tax benefit) had been established in 2003 through 2006. The Company treated these reserves and a $1,200 refund ($800 net of federal tax benefit) as gain contingencies under the provisions of SFAS No. 5, and did not reflect the reversal of these reserves in 2007 until realization was assured beyond a reasonable doubt, which was when the Governor of Indiana signed the Tax Settlement Agreement in July 2007, closing the tax court case and granting the Company permission to file Indiana unitary tax returns.
The table below shows the components of the total current income tax expense for fiscal 2009, 2008 and 2007:

	July 31,	July 31,	July 31,
	2009	2008	2007
Federal Tax Expense at Statutory Rates	$ 8,188	$53,342	$68,901
State Tax Expense at Various State Tax Rates	738	5,310	5,363
Current Tax Expense Effect of Accrued Product Warranties	(7,253)	21,280	(1,397)
Current Tax Expense Effect of Other Temporary Items	842	10,511	2,721
Indiana Tax Settlement Agreement	–	–	(7,800)
Income Tax Credits and Incentives	(3,669)	(521)	(1,150)
Amended Returns and Tax Exam Settlements	(1,022)	–	(1,486)
Domestic Production Activities Deduction	(420)	(4,099)	(1,988)
Extraterritorial Income Benefit	–	–	(362)
Unrecognized Tax Benefits Pursuant to FIN 48	1,271	5,572	–
Goodwill Impairment	3,707	–	–
Reduction of Excess Current Tax Payable	(2,308)	–	–
Tax-Exempt Interest	(444)	(1,209)	(1,428)
Other Permanent Items	211	1,306	2,079

Total Current Income Taxes	$(159)	$91,492	$63,453

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	July 31,	July 31,	July 31,
	2009	2008	2007
Provision at Statutory Rates	$ 8,188	$ 53,342	$68,901
State and Local Income Taxes, net of federal benefit	738	5,310	5,363
Extraterritorial Income Benefit	–	–	(362)
Income Tax Credits and Incentives	(3,669)	(521)	(1,150)
Amended Returns and Tax Exam Settlements	(1,022)	–	–
Domestic Production Activities Deduction	(420)	(4,099)	(1,988)
Unrecognized Tax Benefits Pursuant to FIN 48	1,271	5,572	–
Goodwill Impairment	3,707	–	–
Indiana Tax Settlement Agreement	–	–	(7,800)
Reduction of Excess Current Tax Payable	(2,308)	–
Tax-Exempt Interest	(444)	(1,209)	(1,428)
Other Permanent Items	211	1,306	593

Income Taxes	$ 6,252	$ 59,701	$62,129

Income before income taxes includes foreign income (loss) of ($2,659), ($573) and $1,226 in fiscal 2009, 2008 and 2007, respectively.

	July 31,	July 31,	July 31,
	2009	2008	2007
A summary of deferred income taxes is as follows:
Current deferred tax asset (liability):
Inventory basis	$ (96)	$ (1,305)	$ (1,166)
Employee benefits	1,015	2,375	1,454
Self-insurance reserves	9,657	4,970	2,506
Accrued Product warranties	16,007	23,260	1,980
Accrued incentives	1,490	4,205	1,733
Sales Returns and Allowances	2,464	1,998	514
Settlement Fees	1,018	713	444
Other	1,786	(2,325)	(1,460)

Total current net deferred tax asset included in deferred income taxes and other	$ 33,341	$ 33,891	$ 6,005

Long-term deferred tax asset (liability):
Property basis	(1,867)	(1,908)	(2,203)
Investments	(486)	1,410	168
Deferred compensation	3,559	5,169	4,773
Auction rate securities	431	2,337	—
Intangibles	(5,205)	(3,858)	(6,034)
Foreign currency translation	(1,097)	(1,715)	—
Unrecognized Tax Benefits	15,512	—	—
Other	(720)	(328)	(64)

Total net long-term deferred tax asset (liability) included in deferred income taxes and other liabilities	10,127	1,107	(3,360)

Net deferred tax asset	$43,468	$34,998	$2,645

The Company’s net deferred tax assets increased $8,470 to $43,468 from 2008 to 2009. Of this increase, $16,168 was due to reclassification of the deferred tax asset related to the liability for unrecognized tax benefits discussed below. The deferred tax asset for unrecognized tax benefits decreased due to changes in tax positions during 2009 by $314 to $15,854 of which $342 was current and $15,512 was long-term. Further, self-insurance reserves increased by $4,687. These increases were offset in part by lower accrued liabilities of product warranties, $7,253, and incentives, $2,715. As of July 31, 2009, the Company had a $2,532 capital loss carryover that it expects to realize.
The Company’s 2008 net deferred tax asset for product warranties increased from 2007 as a result of the Company’s decision to not insure warranty risks though its wholly-owned insurance subsidiary. The Company does not intend to insure any risks through the insurance subsidiary in the future and is in the process of liquidating the entity. Additionally, the net deferred tax asset increased because of the impairment of tax deductible goodwill and fixed assets. As of July 31, 2008, the Company had a $3,600 capital loss carryover that it expects to realize.
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
Unrecognized Tax Benefits:
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” on August 1, 2007. FIN 48 clarifies the accounting for uncertainties in income tax law by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial accounting purposes. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties and disclosure.
The amount of unrecognized tax benefits as of July 31, 2009 totaled $47,312, of which $31,458 would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

As of July 31, 2009, the Company corrected a misclassification in the presentation of the liability for unrecognized income tax benefits. The Company is no longer reporting the liability for unrecognized income tax benefits net of the related deferred income tax asset. Therefore, the liability for unrecognized income tax benefits and deferred tax assets have both been increased by $16,168 on the Company’s consolidated balance sheet. In the table below, the $11,031 reflects the increase in the liability for unrecognized income tax benefits due to the related deferred income tax asset, exclusive of the deferred tax benefit for interest and penalties.
Changes in the unrecognized tax benefit during fiscal year 2009 and 2008 were as follows:

	2009	2008
	Unrecognized	Unrecognized
	Tax Benefit	Tax Benefit
Beginning balance (Net of federal benefit)	$ 21,032	$ 19,463
Increase in liability due to federal benefit	11,031	—
Tax positions related to prior years:
Additions	1,880	—
Reductions	—	(7)
Tax positions related to current year:
Additions	622	3,805
Reductions	—	—
Settlements	(3,002)	(1,573)
Lapses in statute of limitations	(1,328)	(656)

Ending balance	$ 30,235	$ 21,032

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties are not included in the schedule above of unrecognized tax benefits. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2009, as adjusted to correct the misclassification referred to above, July 31, 2008, and August 1, 2007, were $17,100, $10,600, and $6,500, respectively.
The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2006. The Internal Revenue Service audit for fiscal 2006 and fiscal 2007 was completed during 2009. Additionally, the California state income tax audit for fiscal 2003 through fiscal 2006 was settled during 2009.
The Company anticipates a decrease of approximately $1,401 in unrecognized tax benefits within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
G. LEASES
The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases are $5,059 which includes the following amount due in each of the next five fiscal years ending July 31: $2,656 in fiscal 2010; $1,257 in fiscal 2011; $780 in fiscal 2012; $254 in fiscal 2013 and $112 thereafter. Rent expense was $3,838 in fiscal 2009, $4,457 in fiscal 2008 and $4,736 in fiscal 2007.
H. EMPLOYEE BENEFIT PLANS
Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. Company contributions are at the discretion of the Company’s Board of Directors. Total expense for the plan was $332 in fiscal 2009, $597 in fiscal 2008 and $571 in fiscal 2007.
The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair market value and reported as other assets. The obligation to the participants is reported as a liability. No income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $6,016 at July 31, 2009 and $10,948 at July 31, 2008.

I. CONTINGENT LIABILITIES AND COMMITMENTS
It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default.
Our principal commercial commitments at July 31, 2009 and July 31, 2008 are summarized in the following chart:

	Total Amount	Total Amount	Term of
Commitment	Committed 2009	Committed 2008	Commitments
Guarantee on dealer financing	$7,112	$1,786	Various
Standby repurchase obligation on dealer financing	$447,706	$817,248	Up to eighteen months
The risk of loss under these agreements is spread over numerous dealers and further reduced by the resale value of the units which the Company would be required to repurchase. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and guarantee reserve balances are approximately $6,349 as of July 31, 2009 and $5,040 as of July 31, 2008. We have increased our reserve for repurchases and guarantees to provide for future losses. The increase in losses for fiscal 2009 resulted from the more difficult market for the recreation vehicle business.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Cost of units repurchased	$ 32,913	$ 11,908	$ 10,078
Realization of units resold	27,652	10,051	9,061

Losses due to repurchase	$ 5,261	$ 1,857	$ 1,017

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At July 31, 2009 and July 31, 2008, chassis on hand accounted for as consigned, unrecorded inventory was approximately $31,201 and $38,639 respectively.
The Company has been named in approximately 300 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned in re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
The Company is also involved in various other litigation generally incidental to normal operations.
J. STOCKHOLDERS’ EQUITY
The Company did not purchase any shares of Thor’s common stock in fiscal 2009. In fiscal 2008, the Company purchased 435,739 shares of Thor’s common stock at an average cost of $31.12 per share to be held as treasury shares.
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
Stock Options – A summary of option activity under the 1999 Plan and the Equity Incentive Plan is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	514,561	$ 23.48	409,420	$21.92	533,038	$21.29
Exercised	(1,000)	26.91	(94,859)	23.25	(123,618)	15.60
Canceled	—	—	—	—	—	—
Granted	—	—	200,000	26.55	—	—

Outstanding at end of year	513,561	$ 23.47	514,561	$23.48	409,420	$21.92

Exercisable at year-end	380,227	$ 22.39	313,311	$21.50	388,420	$21.53

The weighted average-remaining contractual life for options outstanding and exercisable at July 31, 2009, was 5.75 and 4.67 years, respectively.
The aggregate intrinsic value of options outstanding and exercisable as of July 31 is as follows:

	2009	2008	2007
Aggregate intrinsic value of options outstanding	$1,509	$1,039	$7,818
Aggregate intrinsic value of options exercisable	$1,509	$1,039	$7,571
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated when awards are granted. Forfeiture assumptions are revised as necessary to reflect experience. The fair value of the stock options is based upon the market price of the underlying common stock as of the date of the grant, reduced by the present value of estimated future dividends, and risk-free interest rates. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Expected volatilities are based on the historical volatility of our stock. The expected term of the options represents the period of time that options granted are expected to be outstanding and is estimated using historical exercise and termination behavior.
The weighted average fair value of options granted in fiscal 2008 was $10.54 as calculated by the Black-Scholes method. The assumptions used in determining the fair value of options granted during fiscal 2008 are as follows:

2008
Expected volatility	40%
Expected life of grant	6 years
Risk-free interest rate	3.3%
Expected dividend rate	0.9%
In fiscal years 2009, 2008, and 2007 the Company recorded expenses of $589, $179 and $408 respectively for stock option awards. At July 31, 2009, there was $1,429 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.79 years.
Cash received from stock option exercises for the years ended July 31, 2009, July 31, 2008, and July 31, 2007 was $27, $2,205, and $2,373 respectively. The total intrinsic value of stock options exercised in 2009, 2008, and 2007 was $0, $2,025, and $2,923, respectively.
Exercises of options are satisfied with the issuance of new shares from authorized shares.

Stock Awards – The Company’s 1997 Restricted Stock Plan allowed for the granting of up to 600,000 shares of restricted stock to select executives. Restrictions expire 50% after 5 years following the date of issue and the balance after six years.
A summary of stock award activity under this Plan is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested, Beginning of year	32,000	$19.22	71,000	$16.24	94,700	$14.33
Granted	-	-	-	-	-	-
Vested	(28,000)	$18.12	(39,000)	$13.79	(22,200)	$7.62
Forfeited	-	-	-	-	(1,500)	$23.38

Nonvested, End of year	4,000	$26.91	32,000	$19.22	71,000	$16.24

In fiscal 2009, 2008, and 2007 the Company recorded expense for restricted stock awards of $68, $177, and $202 respectively. At July 31, 2009, there was $12 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 0.3 years.
The total fair value of restricted stock vested during fiscal year 2009, 2008, and 2007 was $480, $1,747, and $970 respectively.
K. JOINT VENTURES
In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2009 we were contingently liable for repurchase obligations of CAT inventory in the amount of approximately $13,537. Any losses related to these obligations would be shared equally by the Company and Cruise America. The Company’s total investment at July 31, 2009 is $2,257.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation (“TCC”), to finance sales of recreation vehicles to consumer buyers. This joint venture was dissolved in September 2008 after the joint venture partner informed us that it was no longer providing retail financing for recreation vehicles. We recovered our investment of $1,578 upon dissolution.
These investments are (or, in the case of TCC, were) 50% owned and are accounted for using the equity method. The Company’s share of the combined earnings (loss) for these investments was $566, $598 and $(66) in fiscal 2009, 2008 and 2007, respectively, and is included in the other income caption of the Consolidated Statements of Income. Additionally, TCC paid the Company a referral fee based upon the amount of loans generated from Thor’s dealers. The Company recognized referral income of $0, $1,506, and $1,519 in fiscal 2009, 2008 and 2007, respectively, which is included in the other income caption of the Consolidated Statements of Income.
During fiscal 2009, our Four Winds subsidiary had sales to Cruise America of $13,623 and Cruise America did not have any sales to CAT. During fiscal 2008, our Four Winds subsidiary had sales to Cruise America of $19,485 and Cruise America had sales to CAT of $9,106. During fiscal 2007, our Four Winds subsidiary had sales to Cruise America of $32,688 and Cruise America had sales to CAT of $11,315.
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

	2009	2008	2007
Net sales:
Recreation vehicles
Towables	$953,279	$1,763,099	$1,890,100
Motorized	161,727	461,856	565,523

Total Recreation Vehicles	1,115,006	2,224,955	2,455,623
Buses	406,890	415,725	400,685

Total	$1,521,896	$2,640,680	$2,856,308

Income before income taxes:
Recreation vehicles
Towables	$47,347	$146,306	$165,259
Motorized	(29,728)	(522)	25,140

Total recreation vehicles	17,619	145,784	190,399
Buses	17,422	21,132	18,997
Corporate	(11,646)	(14,509)	(12,536)

Total	$23,395	$152,407	$196,860

Identifiable assets:
Recreation vehicles
Towables	$358,562	$409,793	$449,276
Motorized	73,969	108,740	147,598

Total recreation vehicles	432,531	518,533	596,874
Buses	106,823	110,647	105,864
Corporate	411,770	367,382	356,559

Total	$951,124	$996,562	$1,059,297

Depreciation and amortization expense:
Recreation vehicles
Towables	$8,371	$10,119	$8,913
Motorized	2,979	4,729	2,916

Total recreation vehicles	11,350	14,848	11,829
Buses	1,864	2,035	1,876
Corporate	269	138	200

Total	$13,483	$17,021	$13,905

Capital expenditures:
Recreation vehicles
Towables	$2,297	$6,786	$7,825
Motorized	1,847	5,055	3,913

Total recreation vehicles	4,144	11,841	11,738
Buses	512	1,094	1,226
Corporate	479	1,880	141

Total	$5,135	$14,815	$13,105

Export sales to Canada from our U.S. operations were $237,584, $421,008, and $360,198 fiscal 2009, 2008, and 2007, respectively.
M. PRODUCT WARRANTY
Thor provides customers of our product with a warranty covering defects in material or workmanship for primarily one year, with longer warranties of up to five years on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserves are adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on at least a quarterly basis.

	Year Ended	Year Ended	Year Ended
	July 31, 2009	July 31, 2008	July 31, 2007
Beginning Balance	$61,743	$64,310	$59,795
Provision	32,236	63,525	66,324
Payments	(52,262)	(66,092)	(61,809)

Ending Balance	$41,717	$61,743	$64,310

N. SALE OF BUSINESS
In June 2008, the Company sold its Thor California travel trailer and fifth wheel business to MVP RV Acquisition Corporation (“MVP”), a new company owned by Thor California’s former management team. In connection with the sale, the Company received a note receivable of $2,401 payable over seven years which bears interest at 6% per annum. The Company subleased a production facility to MVP but remains an obligor under the lease. The Company also agreed to continue to provide certain limited financial support to MVP with respect to its flooring arrangements. MVP agreed to assume certain balance sheet liabilities of Thor California, including liabilities with respect to warranty claims. As repayment of the note, which constituted the principal consideration in the transaction, was dependent on future successful operations of the purchaser, and based on the continuing relationship subsequent to the closing date, the Company determined that it retained substantial risks of the business. Accordingly, although legal transfer of ownership of the business occurred, the sale was not treated as a divestiture for accounting purposes. The Company recorded provisions of $5,411 in the fourth quarter of fiscal 2008 in connection with this sale transaction relating to asset impairment and pre-existing liabilities. In fiscal 2009 the Company recorded additional expense of $1,036 related to warranty and other costs associated with Thor California.
O. THOR CC, INC.
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
The retail financing to be provided by Thor CC will be funded by Thor’s operating cash flow. We allocated approximately $2,500 which will be used to fund retail loans. The retail loans will then be sold to banks with which Thor CC has established relationships, and the proceeds of such sales will then be available to make new loans. The retail loans will be made to prime and super prime customers with high credit scores. The Company may need to allocate more capital to Thor CC as its portfolio grows; however, the Company does not anticipate it will exceed $10,000.
As of September 1, 2009, Thor CC offered retail financing through Thor recreation vehicle dealers in the following states: Alabama, Arizona, California, Florida, Georgia, Maryland, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Virginia and Washington. We expect that Thor CC will expand its lending ability beyond these states in the future.
P. CONCENTRATION OF RISK
Two dealers accounted for an aggregate of 29% of the Company’s bus sales for fiscal year 2009. The loss of either dealer could have a significant effect on the Company’s bus business. One dealer accounted for 15% of the Company’s consolidated recreation vehicle net sales and 11% of its consolidated net sales. The loss of this dealer could have a significant effect on the Company’s recreation vehicle business.

Q. LOAN TRANSACTIONS AND RELATED NOTES RECEIVABLE
On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10,000 to the Borrowers (the “First Loan”). The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), the parent company of one of the Company’s dealers, and pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads Holding to enable FreedomRoads Holding to repay principal obligations under floorplan financing arrangements with third parties in respect of products of the Company and its subsidiaries.
The principal amount of the First Loan is payable in full on January 15, 2014 and bears interest at a rate of 12% per annum. Interest is payable in kind for the first year and is payable in cash on a monthly basis thereafter.
In connection with the First Loan, the Borrowers caused FreedomRoads Holding and its subsidiaries (collectively, the “FR Dealers”), to enter into an agreement pursuant to which the FR Dealers agreed to purchase additional recreation vehicles from the Company and its subsidiaries. The term of this agreement continues until the repayment in full of the First Loan under the First Credit Agreement (including any refinancing or replacement thereof).
On January 30, 2009, the Company entered into a second Credit Agreement (the “Second Credit Agreement” and together with the First Credit Agreement, the “Credit Agreements”) with the Borrowers pursuant to which the Company loaned an additional $10,000 to the Borrowers (the “Second Loan” and together with the First Loan, the “Loans”). Pursuant to the terms of the Second Credit Agreement, the Borrowers agreed to use the proceeds of the Second Loan solely to make an equity contribution to FreedomRoads Holding to be used by FreedomRoads Holding or its subsidiaries to purchase the Company’s products.
The principal amount of the Second Loan is payable in full on January 29, 2010 and bears interest at a rate of 12% per annum. Interest is payable in cash and the first two interest payments were due and paid in full on April 30, 2009 and July 31, 2009. The remaining interest payment dates are: October 30, 2009 and January 29, 2010.
The Credit Agreements contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type.
The obligations of the Borrowers under the Credit Agreements are guaranteed by FreedomRoads Holding and are secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial interests of the Borrowers in FreedomRoads Holding.
In connection with the Second Loan, the FR Dealers and the Company amended their prior agreement pursuant to which the FR Dealers agreed to purchase additional recreation vehicles from the Company and its subsidiaries to provide that the term of this agreement now continues until the repayment in full of the Loans (including any refinancing or replacement thereof).
***********