Form 10-Q
period 2009-10-31
THOR INDUSTRIES INC
filed 2009-11-30
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 31, 2009.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2009

Common stock, par value $ .10 per share	55,440,924 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.

ITEM 1.	Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2009	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$223,202	$221,684
Investments- short term	92,200	107,150
Accounts receivable:
Trade	128,782	111,793
Other	5,924	3,823
Inventories	134,029	105,278
Prepaid expenses	5,556	10,949
Note receivable	10,000	10,000
Deferred income taxes	33,341	33,341

Total current assets	633,034	604,018

Property:
Land	20,135	20,310
Buildings and improvements	133,897	134,161
Machinery and equipment	69,947	69,566

Total cost	223,979	224,037
Accumulated depreciation	84,030	81,176

Property, net	139,949	142,861

Investment in joint ventures	2,704	2,257

Other assets:
Long term investments	13,334	13,428
Goodwill	148,411	148,411
Non-compete agreements	526	617
Trademarks	13,336	13,336
Long term note receivable	10,988	10,000
Other	16,838	16,196

Total other assets	203,433	201,988

TOTAL ASSETS	$979,120	$951,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$96,485	$78,120
Accrued liabilities:
Taxes	15,994	5,700
Compensation and related items	24,711	22,548
Product warranties	42,510	41,717
Promotions and rebates	7,379	6,743
Product/property liability and related	13,598	12,990
Other	18,922	16,656

Total current liabilities	219,599	184,474

Long term liabilities
Unrecognized tax benefits	46,838	46,355
Other	15,723	15,262

Total long term liabilities	62,561	61,617

Stockholders’ equity:
Common stock — authorized 250,000,000 shares: issued 57,318,263 shares @ 10/31/09 and 7/31/09; par value of $.10 per share	5,732	5,732
Additional paid-in capital	94,576	94,367
Retained earnings	669,375	677,548
Accumulated other comprehensive income	961	1,070
Less Treasury shares of 1,877,339 @ 10/31/09 & 7/31/09	(73,684)	(73,684)

Total stockholders’ equity	696,960	705,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$979,120	$951,124

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended October 31,
	2009	2008
Net sales	$502,552	$438,817

Cost of products sold	432,781	398,754

Gross profit	69,771	40,063

Selling, general and administrative expenses	34,767	34,266

Amortization of intangibles	91	200

Interest income	1,670	2,017

Interest expense	99	130

Other income	769	766

Income before income taxes	37,253	8,250

Provision for income taxes	13,824	3,130

Net income	$23,429	$5,120

Average common shares outstanding:
Basic	55,436,924	55,408,576
Diluted	55,516,772	55,472,773

Earnings per common share:
Basic	$.42	$.09
Diluted	$.42	$.09

Regular dividends declared and paid per common share:	$.07	$.07

Special dividends declared and paid per common share:	$.50	$—
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income	$23,429	$5,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,179	3,293
Amortization	91	200
Deferred income taxes	(195)	—
Loss on disposition of assets	(6)	14
Stock based compensation	209	152
Changes in non cash assets and liabilities:
Accounts receivable	(19,090)	27,722
Inventories	(28,751)	(13,981)
Prepaids and other	3,527	1,566
Accounts payable	18,336	(19,174)
Accrued liabilities	17,243	(14,113)
Other liabilities	481	(2,791)

Net cash provided by (used in) operating activities	18,453	(11,992)

Cash flows from investing activities:
Purchases of property, plant & equipment	(911)	(1,865)
Proceeds from disposition of assets	659	1,342
Proceeds from disposition of investments	15,000	4,450
Proceeds on dissolution of joint venture	—	1,578

Net cash provided by investing activities	14,748	5,505

Cash flows from financing activities:
Cash dividends	(31,602)	(3,880)
Proceeds from issuance of common stock	—	27

Net cash used in financing activities	(31,602)	(3,853)

Effect of exchange rate changes on cash	(81)	(1,549)

Net increase (decrease) in cash and equivalents	1,518	(11,889)
Cash and equivalents, beginning of period	221,684	189,620

Cash and equivalents, end of period	$223,202	$177,731

Supplemental cash flow information:
Income taxes paid	$4,203	$15,044
Interest paid	$99	$130
Non cash transactions:
Capital expenditures in accounts payable	$24	$540
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2009 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2009. The results of operations for the three months ended October 31, 2009 are not necessarily indicative of the results for the full year.
Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (not yet codified under the Accounting Standards Codification “ASC”). SFAS No. 167 amends ASC 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

Subsequent Events

We evaluated events occurring between the end of our most recent quarter end and November 30, 2009, the date the financial statements were issued.
2.	Major classifications of inventories are:

	October 31, 2009	July 31, 2009
Raw materials	$68,999	$55,956
Chassis	32,442	28,613
Work in process	45,138	38,159
Finished goods	11,707	6,682

Total	158,286	129,410
Excess of FIFO costs over LIFO costs	(24,257)	(24,132)

Total inventories	$134,029	$105,278

3.	Earnings Per Share

	Three Months Ended	Three Months Ended
	October 31, 2009	October 31, 2008
Weighted average shares outstanding for basic earnings per share	55,436,924	55,408,576
Stock options and restricted stock	79,848	64,197

Total — For diluted shares	55,516,772	55,472,773

4.	Comprehensive Income

	Three Months Ended	Three Months Ended
	October 31, 2009	October 31, 2008
Net Income	$23,429	$5,120
Foreign currency translation adjustment, net of tax	(81)	(1,549)
Change in temporary impairment of investment, net of tax	(28)	(365)

Comprehensive income	$23,320	$3,206

5.	Segment Information
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

	Three Months Ended	Three Months Ended
	October 31, 2009	October 31, 2008
Net Sales:
Recreation vehicles:
Towables	$342,136	$285,537
Motorized	47,793	44,865

Total recreation vehicles	389,929	330,402
Buses	112,623	108,415

Total	$502,552	$438,817

	Three Months Ended	Three Months Ended
	October 31, 2009	October 31, 2008
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$31,540	$12,374
Motorized	102	(6,602)

Total recreation vehicles	31,642	5,772
Buses	8,380	5,297
Corporate	(2,769)	(2,819)

Total	$37,253	$8,250

	October 31, 2009	July 31, 2009
Identifiable Assets:
Recreation vehicles:
Towables	$380,666	$358,562

Motorized	71,849	73,969

Total recreation vehicles	452,515	432,531

Buses	125,873	106,823

Corporate	400,732	411,770

Total	$979,120	$951,124

6.	Investments and Fair Value Measurements
Accounting Standards Codification (“ASC”) 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2009:

	Significant Quoted
	Market Prices in	Other Observable	Significant
	Active Markets	Inputs	Unobservable Inputs	Fair Value at October
	(Level 1)	(Level 2)	(Level 3)	31, 2009
Cash & cash equivalents	$223,202	$—	$—	$223,202
Auction rate securities (including Put Rights)	—	—	105,534	105,534

Total	$223,202	$—	$105,534	$328,736

Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.

In addition to the above investments, the Company holds non-qualified retirement plan assets of $6,437 at October 31, 2009 ($6,016 at July 31, 2009). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in Other Assets on the Consolidated Balance Sheet.

Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the federal government. Auction rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Balances at August 1, 2009	$120,578
Net change in other comprehensive income	(44)
Net loss included in earnings	—
Purchases	—
Sales/Maturities	(15,000)

Balances at October 31, 2009	$105,534

Auction Rate Securities

At October 31, 2009, we held $14,500 (par value) of long-term investments and $92,200 (par value) of short-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At October 31, 2009, the majority of the ARS we held were AAA rated or equivalent, and none were below A rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.

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

In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provides the Company with the right (the

“Put Rights”) to sell to UBS at par value ARS purchased from UBS (approximately $92,200 of our entire ARS portfolio of $106,700) at any time during a two-year sale period beginning June 30, 2010.

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

At October 31, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $1,166 ($720 net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $14,500 (par value) that were not part of the UBS settlement as of October 31, 2009. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.

The enforceability of the Put Rights results in a put option which has been recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. The Company has elected to account for this put option at fair value and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a charge to operations of $1,733 related to the Put Rights provided by the settlement and an other-than-temporary impairment benefit to operations of $1,733 on the $92,200 (par value) portion of our ARS portfolio to properly record our investment at par as we may decide not to hold these ARS until final maturity with the opportunity provided by the Put Rights.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through October 31, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 31 years) to realize our investments’ par value. Based on the terms of the UBS Call Right, which is exercisable at any time after June 30, 2010, effective June 30, 2009, the ARS held by UBS were classified as short-term. The remaining ARS held by another institution remain classified as long-term at July 31, 2009. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS, one of the Company’s investment providers.
7.	Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment.

The components of other intangible assets are as follows:

	October 31, 2009		July 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$2,888	$2,362	$2,888	$2,271

	Three Months	Three Months
	Ended	Ended
	October 31, 2009	October 31, 2008
Non-compete Agreements:
Amortization Expense	$91	$200
Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$57
Goodwill and indefinite-lived intangible assets are not subject to amortization.

There was no change in the carrying amount of goodwill and trademarks for the three month period ended October 31, 2009.

As of October 31, 2009 and July 31, 2009, Goodwill and Trademarks by segment are as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	—	2,036

Total Recreation Vehicles	143,795	12,273
Bus	4,616	1,063

Total	$148,411	$13,336

8.	Product Warranties
Thor provides customers of our products with a warranty covering defects in material or workmanship for primarily one year with longer warranties of up to two years on certain structural components. We record a liability based on a consistent calculation reflecting our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

	Three Months Ended	Three Months Ended
	October 31, 2009	October 31, 2008
Beginning Balance	$41,717	$61,743
Provision	12,791	11,614
Payments	(11,998)	(14,534)

Ending Balance	$42,510	$58,823

9.	Contingent Liabilities and Commitments
Our principal commercial commitments at October 31, 2009 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$7,981	various

Standby repurchase obligation on dealer financing	$447,663	up to eighteen months
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $6,689 as of October 31, 2009.

	Three Months Ended	Three Months Ended
	October 31, 2009	October 31, 2008
Cost of units repurchased	$1,377	$10,181
Realization on units resold	1,041	8,392

Losses due to repurchase	$336	$1,789

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At October 31, 2009 and July 31, 2009, chassis on hand accounted for as consigned, unrecorded inventory was approximately $26,132 and $31,201 respectively.

The Company has been named in approximately 340 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operation or liquidity.
10.	Provision for Income Taxes
The Company accounts for income taxes under the provisions of ASC 740-10. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three month period ended October 31, 2009, no material change relative to unrecognized tax benefits was recorded and $300 in interest and penalties had been accrued.

The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to exam by taxing authorities for all years after fiscal 2006. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local review.

The Company anticipates a decrease of approximately $2,000 in unrecognized tax benefits within the next twelve months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
11.	Retained Earnings
The components of changes in retained earnings are as follows:

Balance as of July 31, 2009	$677,548
Net Income	23,429
Dividends Paid	(31,602)

Balance as of October 31, 2009	$669,375

12.	Loan Transactions and Related Notes Receivable
On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10,000 to the Borrowers (the “First Loan”). The Borrowers own approximately 90% of FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), the parent company of one of the Company’s dealers, and pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads Holding to enable FreedomRoads Holding to repay its principal obligations under floorplan financing arrangements with third parties in respect of products of the Company and its subsidiaries.

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

The principal amount of the Second Loan is payable in full on January 29, 2010 and bears interest at a rate of 12% per annum. Interest is payable in cash and the first three interest payments were due and paid in full on April 30, 2009, July 31, 2009 and October 31, 2009. The remaining interest payment date is January 29, 2010.

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
13.	Thor CC, Inc.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sale of recreation vehicles to consumer buyers. This joint venture was dissolved in September 2008 after the joint venture partner informed us that it was no longer providing retail financing for recreation vehicles. We recovered our investment of $1,578 upon dissolution.

In November 2008, the Company announced that it will again be providing retail financing for recreation vehicle customers of Thor dealers through the Company’s wholly owned subsidiary, Thor CC, Inc. (“Thor CC”). The new business, which is led by employees of the former joint venture, finances new Thor and used recreation vehicle products sold by our dealers.

The retail financing provided by Thor CC is being funded by Thor’s operating cash flow. We have allocated approximately $2,500 which has been used to fund retail loans. The retail loans are then sold to banks with which Thor CC has established relationships, and the proceeds of such sales are then available to make new loans. The retail loans are made to prime and super prime customers with high credit scores. The Company does not anticipate the aggregate capital to be allocated to Thor CC will exceed $10,000.

As of November 11, 2009, Thor CC offered retail financing through Thor recreation vehicle dealers in the following states: Alabama, California, Florida, Georgia, Maryland, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. We expect that Thor CC will expand its lending ability beyond these states in the future.

14.	Liquidation of Insurance Subsidiary
The Company does not intend to insure any future risks through its insurance subsidiary because of the uncertainty of the timing of the deductibility of the insurance premium. Further, the Company does not believe that the future benefits of the insurance subsidiary, including the risk shifting and risk distribution among the Company’s operating subsidiaries, are in excess of the administrative cost of maintenance. The Company is in the process of liquidating the entity. The Company does not anticipate any significant losses related to the liquidation.
15.	Concentration of Risk
One of our dealers accounted for 20% of the Company’s recreation vehicle net sales and 16% of its consolidated net sales for the three months ended October 31, 2009. The loss of this dealer could have a significant effect on the Company’s recreation vehicle business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 31%. In the motorized segment of the industry we have a market share of approximately 17%. Our market share in small and mid-size buses is approximately 40%. We also manufacture and sell 30-foot buses, 35-foot buses, and 40-foot buses.
On November 13, 2009, the Company reported that Wade F. B. Thompson, our co-founder, chairman, president and CEO passed away. He has been succeeded by Peter B. Orthwein, also a co-founder of the Company, to the offices of chairman, president and CEO. Management succession is in place and the Company is proceeding with its business uninterrupted.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the recreation vehicle industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. In fiscal 2009, capital expenditures of approximately $5,135 were made primarily to upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
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
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not directly finance dealers but do provide repurchase agreements to make it easier for our dealers to obtain floor plan financing.
In October 2009 we decided to close our General Coach, Oliver, British Columbia production facility and move all General Coach RV and Park Model production to our other General Coach facility in Hensall, Ontario. We expect the wind-down of production in Oliver to be completed by the end of the calendar year. Related closure costs of approximately $1,900 were recorded in the first quarter ended October 31, 2009.

One of our recreation vehicle dealers accounted for 20% of RV net sales for the three months ended October 31, 2009.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected over the past year by low consumer confidence, tighter lending practices and the general economic downturn. Although the RV market is beginning to improve, market conditions continue to be relatively soft and we anticipate this weakness may continue in fiscal 2010.
The motorized market has been significantly impacted by current market conditions. The tightening of the retail credit markets, low consumer confidence, the volatility of fuel prices and the uncertainty of economic recovery are continuing to place pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Our towables market has been significantly impacted as well, albeit less than our motorized market, as the price of a towable recreation vehicle is generally about one-fourth that of a motorhome and sales of more expensive recreation vehicles have suffered greater in the current economic downturn. The decline in wholesale demand has directly impacted our gross margins as we have had to offer historically higher discounts to meet competitive pricing.
When consumer confidence stabilizes and retail and wholesale credit availability improves, we expect to see a rebound in sales from dealers ordering units for stock and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A short-term positive indicator for us is reflected in our order backlog, which has increased from $381,187 at October 31, 2008 to $599,001 at October 31, 2009, an increase of $217,814 or 57%. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest has occurred in the RV lifestyle among both older and younger segments of the population.
We believe an important determinant of demand for recreation vehicles is demographics. The baby boomer retiree population in the United States is expected to grow five times as fast as the total United States population. We believe a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. Recently, although the entire RV industry has been weak, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were down approximately 29% for the nine months ended September 30, 2009 compared with the same period last year. The motorized segment was down approximately 39%. Tighter retail credit and lower consumer confidence appear to affect the motorized segment more severely.
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

Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association, unit sales of small and mid-sized buses are down 8.9% for the nine months ended September 30, 2009 compared with the same period last year. Bus sales may benefit from the U.S. government’s emphasis on mass transportation in the American Reinvestment and Recovery Act stimulus package.
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

Three Months Ended October 31, 2009 vs.
     Three Months Ended October 31, 2008

	Three Months Ended	Three Months Ended	Change
	October 31, 2009	October 31, 2008	Amount	%
NET SALES:
Recreation Vehicles
Towables	$342,136	$285,537	$56,599	19.8
Motorized	47,793	44,865	2,928	6.5

Total Recreation Vehicles	389,929	330,402	59,527	18.0
Buses	112,623	108,415	4,208	3.9

Total	$502,552	$438,817	$63,735	14.5

# OF UNITS:
Recreation Vehicles
Towables	15,801	12,539	3,262	26.0
Motorized	606	522	84	16.1

Total Recreation Vehicles	16,407	13,061	3,346	25.6
Buses	1,590	1,648	(58)	(3.5)

Total	17,997	14,709	3,288	22.4

GROSS PROFIT:

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
Recreation Vehicles
Towables	$52,845	15.4	$30,822	10.8	$22,023	71.5
Motorized	3,491	7.3	(776)	(1.7)	4,267	549.9

Total Recreation Vehicles	56,336	14.4	30,046	9.1	26,290	87.5
Buses	13,435	11.9	10,017	9.2	3,418	34.1

Total	$69,771	13.9	$40,063	9.1	$29,708	74.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$21,298	6.2	$18,314	6.4	$2,984	16.3
Motorized	3,378	7.1	5,809	12.9	(2,431)	(41.8)

Total Recreation Vehicles	24,676	6.3	24,123	7.3	553	2.3
Buses	4,956	4.4	4,587	4.2	369	8.0
Corporate	5,135	—	5,556	—	(421)	(7.6)

Total	$34,767	6.9	$34,266	7.8	$501	1.5

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$31,540	9.2	$12,374	4.3	$19,166	154.9
Motorized	102	0.2	(6,602)	(14.7)	6,704	101.5

Total Recreation Vehicles	31,642	8.1	5,772	1.7	25,870	448.2
Buses	8,380	7.4	5,297	4.9	3,083	58.2
Corporate	(2,769)	—	(2,819)	—	50	1.8

Total	$37,253	7.4	$8,250	1.9	$29,003	351.6

ORDER BACKLOG:

	As of	As of	Change
	October 31, 2009	October 31, 2008	Amount	%
Recreation Vehicles
Towables	$266,500	$92,238	$174,262	188.9
Motorized	48,554	32,305	16,249	50.3

Total Recreation Vehicles	315,054	124,543	190,511	153.0
Buses	283,947	256,644	27,303	10.6

Total	$599,001	$381,187	$217,814	57.1

CONSOLIDATED
Net sales and gross profit for the three months ended October 31, 2009 increased 14.5% and 74.2%, respectively, compared to the three months ended October 31, 2008. Selling, general and administrative expenses for the three months ended October 31, 2009 increased 1.5% compared to the three months ended October 31, 2008. Income before income taxes for the three months ended October 31, 2009 was $37,253 as compared to the three months ended October 31, 2008 of $8,250, an increase of 351.6%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses decreased $421 to $5,135 for the three months ended October 31, 2009 compared to $5,556 for the three months ended October 31, 2008.
Corporate interest income and other income was $2,366 for the three months ended October 31, 2009 compared to $2,737 for the three months ended October 31, 2008. The decrease of $371 is primarily due to a decrease in interest income due to lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned.
The overall effective tax rate for the three months ended October 31, 2009 was 37.1% compared to 37.9% for the three months ended October 31, 2008. The primary reasons for the variance include the correlation between higher projected pre-tax income relative to certain fixed permanent items, a reduction in state tax rate of approximately half a percent for reduced apportionment, a decrease in the amount of uncertain tax position expense relative to pre-tax income, offset by the reduced benefit relative to the expiration of the federal research and development credit as of December 31, 2009. In addition, the Company expects a decrease in tax exempt investment income for the year and compared to the period ended October 31, 2008, income from tax exempt securities decreased, resulting in a reduced benefit on the effective tax rate.
For the three months ended October 31, 2008, a benefit was recorded from the retroactive reinstatement of the federal research and development credit. This benefit was offset partially by additional tax expense related to a California audit.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the three months ended October 31, 2009 vs. the three months ended October 31, 2008:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2009	Net Sales	October 31, 2008	Net Sales	Amount	Change

NET SALES:
Towables
Travel Trailers	$175,633	51.3	$133,565	46.8	$42,068	31.5
Fifth Wheels	158,271	46.3	139,385	48.8	18,886	13.5
Other	8,232	2.4	12,587	4.4	(4,355)	(34.6)

Total Towables	$342,136	100.0	$285,537	100.0	$56,599	19.8

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2009	Shipments	October 31, 2008	Shipments	Amount	Change

# OF UNITS:
Towables
Travel Trailers	10,305	65.2	7,639	60.9	2,666	34.9
Fifth Wheels	5,258	33.3	4,505	35.9	753	16.7
Other	238	1.5	395	3.2	(157)	(39.7)

Total Towables	15,801	100.0	12,539	100.0	3,262	26.0

Impact Of Change In Price On Net Sales:

%
Increase /(Decrease)
Towables
Travel Trailer	(3.4)%
Fifth Wheel	(3.2)%
Other	5.1%
Total Towables	(6.2)%
The increase in towables net sales of 19.8% resulted from a 26.0% increase in unit shipments and a 6.2% decrease in the impact of the change in the net price per unit resulting primarily from mix of product. Current customer preference is toward the more modestly priced units. Freight revenue per unit has also decreased due to the reduction in fuel costs compared to last year.
The overall industry increase in wholesale unit shipments of towables for August and September 2009 compared to the same period last year was 15.8% according to statistics published by the Recreation Vehicle Industry Association.

Cost of products sold increased $34,576 to $289,291 or 84.6% of towable net sales for the three months ended October 31, 2009 compared to $254,715 or 89.2% of towable net sales for the three months ended October 31, 2008. The change in material, labor, freight-out and warranty comprised $34,628 of the $34,576 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 78.5% for the three months ended October 31, 2009 and 81.9% for the three months ended October 31, 2008. This decrease as a percentage of towable net sales is due to a reduction in discounting, which increases net sales and lowers the material percentage, and a reduction in freight delivery costs as a percentage of towable net sales due to the reduction in fuel costs. Better procurement procedures also helped reduce material costs. Manufacturing overhead as a percentage of towable net sales decreased from 7.3% to 6.1% due to an increase in production resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $22,023 to $52,845 or 15.4% of towable net sales for the three months ended October 31, 2009 compared to $30,822 or 10.8% of towable net sales for the three months ended October 31, 2008. The increase was due to the combination of increased sales and decreased discounts from unit list prices, decreased wholesale and retail incentives provided to customers and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $21,298 or 6.2% of towable net sales for the three months ended October 31, 2009 compared to $18,314 or 6.4% of towable net sales for the three months ended October 31, 2008. The primary reason for the $2,984 increase in selling, general and administrative expenses was increased towable net sales which caused commissions, bonuses, and other compensation to increase by $2,976. Other compensation also increased $899 for costs recognized in October 2009 related to the closure of an operating subsidiary in the towable reportable segment. These increases were offset by decreased costs of $652 related to reduced vehicle repurchase activity.
Towables income before income taxes increased to 9.2% of towable net sales for the three months ended October 31, 2009 from 4.3% of towable net sales for the three months ended October 31, 2008. The primary factor for this increase was the increased gross profit on the 19.8% increase in towable net sales.

MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the three months ended October 31, 2009 vs. the three months ended October 31, 2008:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2009	Net Sales	October 31, 2008	Net Sales	Amount	Change

NET SALES:
Motorized
Class A	$29,983	62.8	$28,882	64.4	$1,101	3.8
Class C	13,731	28.7	13,142	29.3	589	4.5
Class B	4,079	8.5	2,841	6.3	1,238	43.6

Total Motorized	$47,793	100.0	$44,865	100.0	$2,928	6.5

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2009	Shipments	October 31, 2008	Shipments	Amount	Change

# OF UNITS:
Motorized
Class A	313	51.7	288	55.2	25	8.7
Class C	241	39.8	200	38.3	41	20.5
Class B	52	8.5	34	6.5	18	52.9

Total Motorized	606	100.0	522	100.0	84	16.1

Impact of Change In Price On Net Sales:

%
Increase/(Decrease)
Motorized
Class A	(4.9)%
Class C	(16.0)%
Class B	(9.3)%
Total Motorized	(9.6)%
The increase in motorized net sales of 6.5% resulted from a 16.1% increase in unit shipments and a 9.6% decrease in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 29.4% for the two month period of August and September 2009 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
Cost of products sold decreased $1,339 to $44,302 or 92.7% of motorized net sales for the three months ended October 31, 2009 compared to $45,641 or 101.7% of motorized net sales for the three months ended October 31, 2008. The primary reason for the $1,339 decrease in cost of products sold was a decrease in manufacturing overhead of $1,484. Material, labor, freight-out and warranty increased $145, and as a percentage of motorized net sales decreased to 84.9% from 90.1%. This decrease is due to improved labor efficiencies as a result of volume increases, reductions in freight delivery costs due to reduced fuel costs, and decreased warranty costs due to product enhancements and improvements in the past year. Manufacturing overhead as a percentage of motorized net sales decreased to 7.8% from 11.7% due to the increase in unit production resulting in higher absorption of fixed overhead costs. Manufacturing overhead decreased $1,484 due to wage and benefit reductions and greater absorption from higher production.
Motorized gross profit increased $4,267 to $3,491 or 7.3% of motorized net sales for the three months ended October 31, 2009 compared to negative $776 or (1.7)% of motorized net sales for the three months ended October 31, 2008. The increase in margin was due to a combination of decreased discounts from unit list prices, decreased wholesale and retail incentives provided to customers and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $3,378 or 7.1% of motorized net sales for the three months ended October 31, 2009 compared to $5,809 or 12.9% of motorized net sales for the three months ended October 31, 2008. The decrease of $2,431 was due to a $742 reduction in legal and settlement costs, a decrease of $656 related to reduced vehicle repurchase activity, a reduction in non-profit based compensation of $578 as a result of reduced headcount, and a $295 reduction in advertising and selling related costs.
Motorized income before income taxes was 0.2% of motorized net sales for the three months ended October 31, 2009 and a negative 14.7% of motorized net sales for the three months ended October 31, 2008. The primary factor for this increase was the improved gross profit on increased motorized net sales and labor and production efficiency improvements.
BUSES
Analysis of change in net sales for the three months ended October 31, 2009 vs. the three months ended October 31, 2008:

	Three Months	Three Months
	Ended	Ended
	October 31, 2009	October 31, 2008	Change	% Change
Net Sales	$112,623	$108,415	$4,208	3.9

# of Units	1,590	1,648	(58)	(3.5)

Impact of Change in Price on Net Sales				7.4
The increase in buses net sales of 3.9% resulted from a 3.5% decrease in unit shipments and a 7.4% increase in the impact of the change in the net price per unit resulting primarily from a greater concentration of high end product and more favorable pricing due to fewer competitors in that market. In addition, federal stimulus money also enabled us to secure more sales of our larger higher priced buses.

Cost of products sold increased $790 to $99,188 or 88.1% of buses net sales for the three months ended October 31, 2009 compared to $98,398 or 90.8% of buses net sales for the three months ended October 31, 2008. The increase in material, labor, freight-out and warranty represents $1,287 of the $790 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 81.6% from 83.5%. This decrease in percentage of cost of products sold was due to higher margin product mix, better pricing and procurement and lower freight delivery costs due to fuel cost reductions. Manufacturing overhead decreased $497 which caused manufacturing overhead to decrease to 6.5% from 7.2% as a percentage of buses net sales.
Buses gross profit increased $3,418 to $13,435 or 11.9% of buses net sales for the three months ended October 31, 2009 compared to $10,017 or 9.2% of buses net sales for the three months ended October 31, 2008. The increase was due to the additional margin we realized on increased sales of higher margin products as discussed above.
Selling, general and administrative expenses were $4,956 or 4.4% of buses net sales for the three months ended October 31, 2009 compared to $4,587 or 4.2% of buses net sales for the three months ended October 31, 2008. The primary reason for the $369 increase in selling, general and administrative expenses was increased net sales which caused commissions, bonuses and other compensation to increase $385.
Buses income before income taxes was 7.4% of buses net sales for the three months ended October 31, 2009 compared to 4.9% for the three months ended October 31, 2008. This increase is primarily due to the increases in buses net sales and corresponding gross profit as discussed above.
Financial Condition and Liquidity
As of October 31, 2009, we had $223,202 in cash and cash equivalents compared to $221,684 on July 31, 2009.
Short-term and long-term investments (including Put Rights) net of temporary impairments totaled $105,534 as of October 31, 2009 and $120,578 as of July 31, 2009. These investments were comprised of ARS. In the three months ended October 31, 2009, $15,000 of our ARS were redeemed at par. Reference is made to Note 6 to our condensed consolidated financial statements contained elsewhere in this Report for a description of developments related to our investments in ARS.
Working capital at October 31, 2009 was $413,435 compared to $419,544 at July 31, 2009. We have no long-term debt. Capital expenditures of approximately $940 for the three months ended October 31, 2009 were made primarily to upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2010 of approximately $11,000. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery and equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

Operating Activities
Net cash generated from operating activities for the three months ended October 31, 2009 was $18,453 as compared to a net cash usage of $11,992 for the three months ended October 31, 2008. The increase is due to a significant increase in unit volume, gross profit and net income for the period. The combination of net income and non-cash items (primarily depreciation, amortization, deferred income taxes and asset dispositions) provided $26,707 of operating cash compared to $8,779 in the prior year period due primarily to an increase in net earnings. The remaining increase was due to increases in accounts payable and accrued liabilities due to increased spending levels, and increased tax liabilities related to the increased income before taxes, partially offset by an increase in inventories and receivables due to increased revenues.
Investing Activities
Net cash provided by investing activities of $14,748 for the three months ended October 31, 2009 was primarily due to ARS redemptions of $15,000 at par. During the three months ended October 31, 2008, net cash provided by investing activities of $5,505 was due to ARS redemptions of $4,450, at par, $1,342 of proceeds on disposition of assets and $1,578 of proceeds on dissolution of a joint venture, offset by capital spending of $1,865.
Financing Activities
Net cash used in financing activities of $31,602 for the three months ended October 31, 2009 was for dividend payments. The Company paid a regular quarterly $.07 per share dividend and a special $.50 per share dividend in October 2009. During the three months ended October 31, 2008, net cash used in financing activities of $3,853 was primarily for dividend payments of $3,880.
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

Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.
Product Warranties
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
Income Taxes
The Company accounts for income taxes under the provisions of ASC 740-10. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740-10 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. Based on ASC guidelines, we determined a valuation allowance was not required.
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
Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (not yet codified under the ASC). SFAS No. 167 amends ASC 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation by the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2009. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in foreign currency related to its operations in Canada. However, because of the small size of the Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact on the Company’s financial position or results of operations. The Company is also exposed to market risks related to interest rates because of its investments in debt securities. A hypothetical 10% change in interest rates would not have a significant impact on the Company’s financial position or results of operations.
Reference is made to Note 6 to our condensed consolidated financial statements contained elsewhere in this Report for a description of developments related to our investments in ARS.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosures.
During the three months ended on October 31, 2009, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has been named in approximately 340 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operation or liquidity.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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

THOR INDUSTRIES, INC. (Registrant)
DATE: November 30, 2009	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President and Chief Executive Officer

DATE: November 30, 2009	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer and Chief Financial Officer