Form 10-Q
period 2010-01-31
THOR INDUSTRIES INC
filed 2010-03-08
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 31, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 01/31/2010

Common stock, par value $ .10 per share	51,460,924 shares

PART I — Financial Information — Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	January 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$67,563	$221,684
Investments- short term	76,300	107,150
Accounts receivable:
Trade	140,571	111,793
Other	6,774	3,823
Inventories	162,165	105,278
Prepaids and other	8,074	10,949
Note receivable	2,000	10,000
Deferred income taxes	33,341	33,341

Total current assets	496,788	604,018

Property:
Land	21,109	20,310
Buildings and improvements	136,643	134,161
Machinery and equipment	70,272	69,566

Total cost	228,024	224,037
Accumulated depreciation	86,218	81,176

Property, net	141,806	142,861

Investment in joint ventures	2,425	2,257

Other assets:
Long term investments	12,983	13,428
Goodwill	148,411	148,411
Non-compete agreements	449	617
Trademarks	13,336	13,336
Long term notes receivable	29,259	10,000
Other	17,455	16,196

Total other assets	221,893	201,988

TOTAL ASSETS	$862,912	$951,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,367	$78,120
Accrued liabilities:
Taxes	5,085	5,700
Compensation and related items	24,082	22,548
Product warranties	43,123	41,717
Promotions and rebates	8,489	6,743
Product/property liability and related	14,014	12,990
Other	18,704	16,656

Total current liabilities	208,864	184,474

Long term liabilities:
Unrecognized tax benefits	47,826	46,355
Other	16,040	15,262

Total long term liabilities	63,866	61,617

Stockholders’ equity:
Common stock – authorized 250,000,000 shares:
Issued 57,318,263 shares @ 1/31/10 and 7/31/09; par value of $.10 per share	5,732	5,732
Additional paid-in capital	94,778	94,367
Retained earnings	677,697	677,548
Accumulated other comprehensive income	1,079	1,070
Less treasury shares of 5,857,339 and 1,877,339 @ 1/31/10 & 7/31/09	(189,104)	(73,684)

Total stockholders’ equity	590,182	705,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$862,912	$951,124

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net sales	$430,025	$226,683	$932,577	$665,500

Cost of products sold	380,029	218,526	812,810	617,280

Gross profit	49,996	8,157	119,767	48,220

Selling, general and administrative expenses	31,087	30,107	65,854	64,373

Amortization of intangibles	77	92	168	292

Impairment of trademarks	—	564	—	564

Gain on sale of property	—	373	—	373

Interest income	1,212	1,484	2,882	3,501

Interest expense	111	112	210	242

Net impairment of auction rate securities	—	1,853	—	1,853

Other income (expense)	(680)	(237)	89	529

Income (loss) before income taxes	19,253	(22,951)	56,506	(14,701)

Provision (benefit) for income taxes	7,329	(8,091)	21,153	(4,961)

Net income (loss)	$11,924	$(14,860)	$35,353	$(9,740)

Average common shares outstanding:

Basic	53,665,620	55,435,315	54,551,272	55,421,946

Diluted	53,762,528	55,435,315	54,639,650	55,421,946

Earnings per common share:

Basic	$.22	$(.27)	$.65	$(.18)

Diluted	$.22	$(.27)	$.65	$(.18)

Regular dividends declared and paid per common share:	$.07	$.07	$.14	$.14
Special dividends declared and paid per common share:	$—	$—	$.50	$—
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES –
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$35,353	$(9,740)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,355	6,680
Amortization of intangibles	168	292
Impairment of trademarks	—	564
Deferred income taxes	(525)	—
(Gain)/loss on disposition of assets	200	(340)
Net impairment of auction rate securities	—	1,853
Stock based compensation	411	270
Changes in non-cash assets and liabilities:
Accounts receivable	(31,729)	91,713
Note receivable	—	(10,000)
Inventories	(56,887)	(1,197)
Prepaids and other	726	7,558
Accounts payable	16,983	(26,951)
Accrued liabilities	7,144	(43,653)
Other liabilities	2,207	(6,954)

Net cash provided by (used in) operating activities	(19,594)	10,095

Cash flows from investing activities:
Purchases of property, plant & equipment	(6,773)	(3,562)
Proceeds from disposition of assets	1,579	2,753
Proceeds from disposition of investments	31,250	10,000
Notes receivable	(10,000)	(10,000)
Proceeds on dissolution of joint venture	—	1,578

Net cash provided by investing activities	16,056	769

Cash flows from financing activities:
Cash dividends	(35,204)	(7,761)
Proceeds from issuance of common stock	—	27
Purchase of treasury stock	(115,420)	—

Net cash used in financing activities	(150,624)	(7,734)

Effect of exchange rate changes on cash	41	(1,651)

Net increase (decrease) in cash and equivalents	(154,121)	1,479
Cash and cash equivalents, beginning of period	221,684	189,620

Cash and cash equivalents, end of period	$67,563	$191,099

Supplemental cash flow information:
Income taxes paid	$25,477	$18,270
Interest paid	$210	$242
Non cash transactions:
Capital expenditures in accounts payable	$264	$148
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	The July 31, 2009 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2009. The results of operations for the six months ended January 31, 2010 are not necessarily indicative of the results for the full year.
Subsequent to the issuance of the Company’s Form 10-Q on March 9, 2009 for the six month period ended January 31, 2009, the Company’s management determined that the statements of condensed consolidated cash flows for the six months ended January 31, 2009 did not properly reflect certain proceeds from the disposition of trading investments that were purchased with the intent to be held as available-for-sale securities as cash flows from investing activities. Rather, such proceeds were reflected as cash flows from operating activities. This classification error resulted in an overstatement of cash flows provided by operating activities of $5,550 and an equal understatement of cash flows provided by investing activities. The statement of condensed consolidated cash flows for the six months ended January 31, 2009 has been restated to reflect the proper classification.
Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 amends Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the Company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.
2.	Major classifications of inventories are:

	January 31, 2010	July 31, 2009
Raw materials	$75,599	$55,956
Chassis	33,409	28,613
Work in process	51,102	38,159
Finished goods	26,339	6,682

Total	186,449	129,410
Excess of FIFO costs over LIFO costs	(24,284)	(24,132)

Total inventories	$162,165	$105,278

3.	Earnings Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
Weighted average shares outstanding for basic earnings per share	53,665,620	55,435,315	54,551,272	55,421,946
Stock options and restricted stock	96,908	—	88,378	—

Total — For diluted shares	53,762,528	55,435,315	54,639,650	55,421,946

4.	Comprehensive Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
Net Income (loss)	$11,924	$(14,860)	$35,353	$(9,740)
Foreign currency translation adjustment, net of tax	122	(102)	41	(1,651)
Change in temporary impairment of investment, net of tax	(4)	3,047	(32)	2,682

Comprehensive income	$12,042	$(11,915)	$35,362	$(8,709)

5.	Segment Information
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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Net Sales:
Recreation vehicles:
Towables	$280,704	$114,663	$622,840	$400,200
Motorized	55,092	19,910	102,885	64,775

Total recreation vehicles	335,796	134,573	725,725	464,975
Buses	94,229	92,110	206,852	200,525

Total	$430,025	$226,683	$932,577	$665,500

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$16,743	$(9,551)	$48,283	$2,823
Motorized	1,314	(10,289)	1,416	(16,891)

Total recreation vehicles	18,057	(19,840)	49,699	(14,068)
Buses	6,233	3,723	14,613	9,020
Corporate	(5,037)	(6,834)	(7,806)	(9,653)

Total	$19,253	$(22,951)	$56,506	$(14,701)

	January 31, 2010	July 31, 2009
Identifiable Assets:
Recreation vehicles:
Towables	$399,719	$358,562
Motorized	90,601	73,969

Total recreation vehicles	490,320	432,531
Buses	127,101	106,823
Corporate	245,491	411,770

Total	$862,912	$951,124

6.	Treasury Stock
In the second quarter of fiscal year 2010, the Company purchased 3,980,000 shares at $29.00 per share and held them as treasury stock at a total cost of $115,420.
The common stock shares were repurchased by the Company from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. The late Wade F. B. Thompson was Thor’s former Chairman, President and Chief Executive Officer. The repurchase transaction was evaluated and approved by directors of Thor’s Board who are not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of Thor’s common stock outstanding. Thor used available cash to purchase the shares.
7.	Investments and Fair Value Measurements
Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2010:

	Significant
	Quoted Market
	Prices in Active	Other Observable	Significant
	Markets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	January 31, 2010
Cash and cash equivalents	$67,563	$—	$—	$67,563
Auction rate securities (including Put Rights)	—	—	89,283	89,283

Total	$67,563	$—	$89,283	$156,846

Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.
In addition to the above investments, the Company holds non-qualified retirement plan assets of $6,739 at January 31, 2010 ($6,016 at July 31, 2009). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in Other Assets on the Condensed Consolidated Balance Sheets.
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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Balances at August 1, 2009	$120,578
Net change in other comprehensive income	(45)
Net loss included in earnings	—
Purchases	—
Sales/Maturities	(31,250)

Balances at January 31, 2010	$89,283

Auction Rate Securities
At January 31, 2010, we held $14,150 (par value) of long-term investments and $76,300 (par value) of short-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At January 31, 2010, the majority of the ARS we held were AAA-rated or equivalent, and none were below A-rated or equivalent, with most collateralized by student loans substantially backed by the U.S. federal government.
Since February 12, 2008, most auctions for these securities have failed and there is no assurance that future auctions of the ARS in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not.
In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provides the Company with the right (the “Put Rights”) to sell to UBS at par value ARS purchased from UBS (approximately $76,300 of our entire ARS portfolio of $90,450 at par) at any time during a two-year sale period beginning June 30, 2010.
The Put Rights are not transferable or marginable. By electing to participate in the rights offering the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS held by UBS (the “Call Right”). UBS has stated that it will exercise the Call Right only for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS will pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company would be permitted to sell ARS to parties other than UBS, in which case the Put Rights attached to the ARS that are sold would be extinguished.
As consideration for this transaction, Thor has released UBS from all claims relating to the marketing or sale of ARS (except claims for consequential damages) and has agreed not to sue UBS for such claims. During 2008, UBS was sued by the Massachusetts Securities Division and by the New York Attorney General in separate civil lawsuits alleging improper sales practices relating to ARS. The rights offering reflects the terms of a settlement entered into by UBS and various regulators, including the Securities and Exchange Commission (the “SEC”), the New York Attorney General, and the Massachusetts Securities Division, pursuant to which UBS agreed to pay a fine of $150 million. UBS has also been sued by investors in civil lawsuits and arbitrations seeking damages relating to sales of ARS.
Through its acceptance of the UBS offer, the Company also became eligible to participate in a “no net cost” loan program pursuant to which it may borrow up to the par value of its ARS until June 30, 2010. The Company is still permitted to obtain ARS based financing from lenders other than UBS.
At January 31, 2010, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $1,167 ($724 net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $14,150 (par value) that were not part of the UBS settlement as of January 31, 2010. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.
The enforceability of the Put Rights results in a put option which has been recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. The Company has elected to account for this put option at fair value and elected to treat this portion of our ARS portfolio as trading securities. As such, for the six months ended January 31, 2010 we recorded a charge to operations of $3,187 related to the Put Rights provided by the settlement and an other-than-temporary impairment benefit to operations of $3,187 on the $76,300 (par value) portion of our ARS portfolio to properly record our investment at par as we may decide not to hold these ARS until final maturity with the opportunity provided by the Put Rights.
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through January 31, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ par value. Based on the terms of the UBS Call Right, which is exercisable at any time after June 30, 2010, effective June 30, 2009, the ARS held by UBS were classified as short-term.
The remaining ARS held by another institution remain classified as long-term at January 31, 2010. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.
In addition, the Company has the intent and ability to hold all of its ARS until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS, one of the Company’s investment providers.

8.	Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment.
The components of other intangible assets are as follows:

	January 31, 2010		July 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:
Non-compete agreements	$2,888	$2,439	$2,888	$2,271

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Non-compete Agreements:
Amortization Expense	$77	$92	$168	$292
Non-compete agreements are amortized on a straight-line basis.

Estimated Amortization Expense:
For the year ending July 2010	$322
For the year ending July 2011	$238
For the year ending July 2012	$57
Goodwill and indefinite-lived intangible assets are not subject to amortization.
There was no change in the carrying amount of goodwill and trademarks for the six month period ended January 31, 2010.
As of January 31, 2010 and July 31, 2009, Goodwill and Trademarks by segment are as follows:

	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$10,237
Motorized	—	2,036

Total Recreation Vehicles	143,795	12,273
Bus	4,616	1,063

Total	$148,411	$13,336

9.	Product Warranties
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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Beginning Balance	$42,510	$58,823	$41,717	$61,743
Provision	11,846	2,418	24,637	14,031
Payments	(11,233)	(11,443)	(23,231)	(25,976)

Ending Balance	$43,123	$49,798	$43,123	$49,798

10.	Contingent Liabilities and Commitments
Our principal commercial commitments at January 31, 2010 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$8,142	Various
Standby repurchase obligation on dealer financing	$513,661	Up to eighteen months
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $7,109 and $6,349 as of January 31, 2010 and July 31, 2009, respectively.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Cost of units repurchased	$1,843	$10,526	$3,220	$20,707
Realization on units resold	1,636	8,174	2,677	16,566

Losses due to repurchase	$207	$2,352	$543	$4,141

Losses due to repurchase decreased in the three and six months ended January 31, 2010 by $2,145 and $3,598, respectively, due to overall improvements in the market.
The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery to the Company. If the chassis is not converted within

90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At January 31, 2010 and July 31, 2009, chassis on hand accounted for as consigned, unrecorded inventory was approximately $17,760 and $31,201 respectively.
The Company has been named in approximately 325 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). In this regard, the Company is a party to two companion lawsuits pending in Jefferson County, Texas which were brought against it and its affiliates, each of which arises from a March 29, 2006 crash of a bus manufactured by a subsidiary of the Company. The cases were filed in the 172nd State District Court on January 30, 2008 and in the 60th State District Court on March 28, 2008. At the time of the crash, the bus was transporting a Beaumont, Texas high school girls’ soccer team to a playoff game. Two girls died in the crash, as many as nine others were seriously injured, and the remainder of the girls, their two coaches, and the bus driver sustained less serious physical injuries. The plaintiffs in these two cases generally allege negligence and product liability claims including that the bus was not crashworthy, that the bus was unreasonably dangerous, and that the design and manufacture of the bus and its component parts were defective. The plaintiffs seek unspecified damages for wrongful death, past and future physical pain and suffering, past and future mental anguish, past and future physical disfigurement, past and future physical impairment, past and future medical and health care expenses, past and future loss of earning capacity, past and future loss of parental companionship and society, as well as exemplary damages, costs of court, and pre-judgment and post-judgment interest. Additionally, the Company has received requests for indemnification and tenders of defense from the bus chassis supplier and the distributor of the bus. Although written discovery has been exchanged in the matter and dozens of depositions have been taken of the plaintiffs and the bus driver, a significant amount of discovery remains. Mediation of the matter is scheduled to occur by mid-June 2010, and the matter is set for trial October 4, 2010. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of our operations in the normal course of business, including the litigation described above, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operation or liquidity.

11.	Provision for Income Taxes
The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six month period ended January 31, 2010, the Company released approximately $500 of uncertain tax benefit reserve recorded at July 31, 2009 related to effective settlement of certain uncertain tax benefits and accrued $800 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2009. For the three month period ended January 31, 2010, no material change relative to unrecognized tax benefits was recorded and $400 in interest and penalties have been accrued.
The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, multiple U.S. state income tax returns and multiple Canadian income tax returns. The Company has been audited for U.S. federal purposes through fiscal 2007. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local review.
The Company anticipates a decrease of approximately $1,600 in unrecognized tax benefits and $400 of accrued interest related to these unrecognized tax benefits within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
12.	Retained Earnings
The components of changes in retained earnings are as follows:

Balance as of July 31, 2009	$677,548
Net Income	35,353
Dividends Paid	(35,204)

Balance as of January 31, 2010	$677,697

13.	Loan Transactions and Related Notes Receivable
On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10,000 to the Borrowers (the “First Loan”). The Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), the parent company of the Company’s largest dealer. Pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads Holding to enable FreedomRoads Holding or its subsidiaries to repay its principal obligations under floorplan financing arrangements with third parties in respect of products of the Company and its subsidiaries.
The principal amount of the First Loan is payable in full on January 15, 2014 and bears interest at a rate of 12% per annum. Interest is payable in kind for the first year and is payable in cash on a monthly basis thereafter.
On January 30, 2009, the Company entered into a Second Credit Agreement (the “Second Credit Agreement”) with the Borrowers pursuant to which the Company loaned an additional $10,000 to the Borrowers (the “Second Loan”). Pursuant to the terms of the Second Credit Agreement, the Borrowers agreed to use the proceeds of the Second Loan solely to make an equity contribution to FreedomRoads Holding to be used by FreedomRoads Holding or its subsidiaries to purchase the Company’s products.
The maturity date of the Second Loan was originally January 29, 2010 but was extended as discussed below. The principal amount of the Second Loan bears interest at a rate of 12% per annum. Interest is payable in cash and the first four interest payments were due on April 30, 2009, July 31, 2009, October 30, 2009 and December 31, 2009 and have been paid in full.
The First Credit Agreement and Second Credit Agreement each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type.
On December 22, 2009, the Company entered into a Credit Agreement (the “Third Credit Agreement”) with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (each of the foregoing persons, on a joint and several basis, the “Third Loan Borrowers”), pursuant to which the Company loaned $10,000 to the Third Loan Borrowers (the “Third Loan”). The Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding, the indirect parent company of FreedomRoads, LLC (“FreedomRoads”). Pursuant to the terms of the Third Credit Agreement, the Third Loan Borrowers agreed to use the proceeds of the Third Loan solely to provide a loan to one of FreedomRoads Holding’s subsidiaries which would ultimately be contributed as equity to FreedomRoads to be used for working capital purposes.
The maturity date of the Third Loan is December 22, 2014 (the “Maturity Date”). The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in kind at each calendar quarter end from March 31, 2010 through September 30, 2011. Interest is payable in cash quarterly in arrears from December 31, 2011 through the Maturity Date. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 — $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100; and December 22, 2014 — $7,400. The Third Credit Agreement also contains customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for a loan of this type.
In connection with the Third Loan, the First Credit Agreement was amended to, among other things, provide for a cross default with the Second Credit Agreement and the Third Credit Agreement and to add certain additional events of default (the “Amendment to the First Loan”).
Also in connection with the Third Loan, the Second Credit Agreement was amended to, among other things, extend the maturity date of the Second Loan to June 30, 2012, provide for semi-annual payments of principal in equal principal installments of $1,000 each, commencing on June 30, 2010, with a final payment of $6,000 on June 30, 2012, provide for a cross default with the First Credit Agreement and the Third Credit Agreement and add certain additional events of default (the “Amendment to the Second Loan”). Interest at 12% per annum will continue to be payable in cash on a quarterly basis.
Under the original terms of the First Credit Agreement and the Second Credit Agreement, the obligations of the Borrowers had been guaranteed by FreedomRoads Holding and had been secured by a first priority security interest in all of the direct and indirect legal, equitable and beneficial ownership interests of the Borrowers in FreedomRoads Holding and the direct, legal ownership interests of the Borrowers in any subsidiary of FreedomRoads Holding. In connection with the Amendment to the First Loan and the Amendment to the Second Loan, the guaranty of the initial loans made in connection therewith by FreedomRoads Holding and the pledge by Stephen Adams and the Trust of their respective equity interests of FreedomRoads Holding were each terminated.
In connection with the First Loan, the Borrowers caused FreedomRoads Holding and its subsidiaries (collectively, the “FR Dealers”), to enter into an agreement pursuant to which the FR Dealers agreed to purchase additional recreation vehicles from the Company and its subsidiaries. The term of this agreement, as subsequently amended in connection with the Second Loan, was to continue until the repayment in full of the First Loan and the Second Loan (including any refinancing or replacement thereof). In connection with the Third Loan, the FR Dealers and the Company amended this agreement to provide that the term of this agreement now continues until December 22, 2029 unless earlier terminated in accordance with its terms.
For fiscal year 2009, FreedomRoads’ 47 dealership locations accounted for 15% of the Company’s consolidated recreation vehicle net sales and 11% of the Company’s consolidated net sales in 26 U.S. states. For the six months ended January 31, 2010, FreedomRoads accounted for 21% of the Company’s recreation vehicle net sales and 16% of its consolidated net sales.
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

In November 2008, the Company announced that it would again be providing retail financing for recreation vehicle customers of Thor dealers through the Company’s wholly-owned subsidiary, Thor CC, Inc. (“Thor CC”). The business, which is led by employees of the former joint venture, finances new Thor and used recreation vehicle products sold by our dealers.

The retail financing provided by Thor CC is being funded by Thor’s operating cash flow. We have allocated approximately $2,500 to fund retail loans. The retail loans are then sold to banks with which Thor CC has established relationships, and the proceeds of such sales are then available to make new loans. The retail loans are made to prime and super prime customers with high credit scores. The Company does not anticipate the aggregate capital to be allocated to Thor CC will exceed $10,000.

Thor CC offers retail financing through Thor recreation vehicle dealers in the following states: Alabama, California, Florida, Georgia, Maryland, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee,

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
16.	Concentration of Risk
FreedomRoads, one of our dealers, accounted for 21% of the Company’s recreation vehicle net sales and 16% of its consolidated net sales for the six months ended January 31, 2010. The loss of this dealer could have a significant effect on the Company’s recreation vehicle business.
17.	Subsequent Event — Fire at Bus Production Facility
On February 14, 2010, a fire occurred at the northern production facility (the “Facility”) at the Company’s manufacturing site located near Imlay City, Michigan. The Facility is one of the Company’s principal manufacturing locations for its Champion and General Coach America bus lines. The fire resulted in the destruction of a significant portion of the work in process, raw material and equipment contained in the Facility. There were no reported injuries and the origin of the fire is unknown at this time.
The Company is currently evaluating the extent of the damage resulting from the fire and the amount of loss to the Company is unknown at this time. The southern production plant, paint facility and other buildings at the site were not affected by the fire and remain intact. During the third quarter, the Company expects to resume limited production activities for its Champion and General Coach America buses in the southern manufacturing facility that is located on the same site. In addition, the Company has taken steps to address equipment and staffing reallocation. Many employees will continue to work out of the southern manufacturing facility and an office building on this site on a temporary basis.
The Company expects that a portion of the loss resulting from the fire will be covered by its property and business interruption insurance. However, up to the first $5,000 of the loss will be borne by the Company as a deductible per the policy.
18.	Subsequent Event — Acquisition
On March 1, 2010, the Company acquired SJC Industries (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for approximately $20,000 in cash. The Company believes that SJC is currently the second largest manufacturer of ambulances in the United States. Its brands include McCoy Miller, Marque and Premiere, each of which is sold through a nationwide network of dealers. The Company believes that the ambulance business is a natural fit with Thor’s bus business. Under Thor’s ownership, SJC will continue as an independent operation, in the same manner as Thor’s recreation vehicle and bus companies.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated, all amounts presented in thousands except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 31%. In the motorized segment of the industry we have a market share of approximately 16%. Our market share in small and mid-size buses is approximately 39%. We also manufacture and sell 30, 35 and 40-foot buses.
On November 13, 2009, the Company reported that Wade F. B. Thompson, our co-founder and former Chairman, President and Chief Executive Officer passed away. He has been succeeded by Peter B. Orthwein, also a co-founder of the Company, to the offices of Chairman, President and Chief Executive Officer. Management succession is in place and the Company is proceeding with its business uninterrupted.
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
In October 2009, we decided to close our General Coach production facility in Oliver, British Columbia and move all General Coach RV and Park Model production to our other General Coach facility in Hensall, Ontario. As of January 31, 2010, all production ceased at the Oliver facility. Related closure costs of approximately $1,400 and $3,300 were recorded in the three and six month periods ended January 31, 2010.

In the second quarter of fiscal year 2010, the Company purchased 3,980,000 shares at $29.00 per share and held them as treasury stock at a total cost of $115,420. The common stock shares were repurchased by the Company from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. The repurchase transaction was evaluated and approved by directors of Thor’s Board who are not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of Thor’s common stock outstanding. Thor used available cash to purchase the shares.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected over the past two years by low consumer confidence, tighter lending practices and the general economic downturn. As a result, retail sales decreased and dealers significantly reduced their inventory levels. However, during the first and second quarters of fiscal 2010 we have experienced growth in our backlog, sales and margins. Wholesale and retail credit availability has also improved, resulting in significantly less discounting in fiscal 2010 as compared to fiscal 2009.
As retail and wholesale credit availability continues to improve, we expect to see the rebound in sales from dealers ordering units for stock to continue and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A short-term positive indicator for us is reflected in our order backlog, which has increased from $391,796 at January 31, 2009 to $711,336 at January 31, 2010, an increase of $319,540 or 82%. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.
A key to sustained market recovery and a primary indicator of the strength of the recreation vehicle industry is retail RV sales, which we closely monitor to determine industry trends. The entire RV industry has improved; however, the towable segment of the RV industry has been stronger than the motorized segment. For the towable segment, retail sales as reported by Statistical Surveys, Inc. were down approximately 26% for the twelve months ended December 31, 2009 compared with the same period in 2008. The motorized segment was down approximately 35%. Tighter retail credit and lower consumer confidence appear to affect the motorized segment more severely. The retail price of a towable recreation vehicle is generally about one-fourth that of a motorhome and sales of more expensive recreation vehicles have suffered greater in the recent economic downturn.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. Material costs have generally been flat in fiscal 2010. Future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association, unit sales of small and mid-sized buses are down 5.9% for the twelve months ended December 31, 2009 compared with the same period in 2008. However, for the three months ended December 31, 2009 compared with the same period in 2008, unit sales of small and mid-sized buses are up 3.6%. Bus sales have benefited from the U.S. government’s emphasis on mass transportation in the American Recovery and Reinvestment Act stimulus package.
We do not expect the current condition of the U.S. auto industry, including the bankruptcy reorganizations of General Motors and Chrysler, to have a significant impact on our supply of chassis. Supply of chassis is adequate for now and we believe that on-hand inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Three Months Ended January 31, 2010 vs. Three Months Ended January 31, 2009

	Three Months		Three Months
	Ended		Ended		Change
	January 31, 2010		January 31, 2009		Amount	%
NET SALES:
Recreation Vehicles
Towables	$280,704		$114,663		$166,041	144.8
Motorized	55,092		19,910		35,182	176.7

Total Recreation Vehicles	335,796		134,573		201,223	149.5
Buses	94,229		92,110		2,119	2.3

Total	$430,025		$226,683		$203,342	89.7

# OF UNITS:
Recreation Vehicles
Towables	12,284		5,107		7,177	140.5
Motorized	685		226		459	203.1

Total Recreation Vehicles	12,969		5,333		7,636	143.2
Buses	1,403		1,449		(46)	(3.2)

Total	14,372		6,782		7,590	111.9

		% of Segment		% of Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$34,890	12.4	$3,915	3.4	$30,975	791.2
Motorized	4,648	8.4	(3,635)	(18.3)	8,283	227.9

Total Recreation Vehicles	39,538	11.8	280	0.2	39,258	14,020.7
Buses	10,458	11.1	7,877	8.6	2,581	32.8

Total	$49,996	11.6	$8,157	3.6	$41,839	512.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$17,601	6.3	$13,837	12.1	$3,764	27.2
Motorized	3,318	6.0	6,077	30.5	(2,759)	(45.4)

Total Recreation Vehicles	20,919	6.2	19,914	14.8	1,005	5.0
Buses	4,185	4.4	4,075	4.4	110	2.7
Corporate	5,983	—	6,118	—	(135)	(2.2)

Total	$31,087	7.2	$30,107	13.3	$980	3.3

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$16,743	6.0	$(9,551)	(8.3)	$26,294	275.3
Motorized	1,314	2.4	(10,289)	(51.7)	11,603	112.8

Total Recreation Vehicles	18,057	5.4	(19,840)	(14.7)	37,897	191.0
Buses	6,233	6.6	3,723	4.0	2,510	67.4
Corporate	(5,037)	—	(6,834)	—	1,797	26.3

Total	$19,253	4.5	$(22,951)	(10.1)	$42,204	183.9

	As of	As of	Change
	January 31, 2010	January 31, 2009	Amount	%
ORDER BACKLOG:
Recreation Vehicles
Towables	$368,415	$133,988	$234,427	175.0
Motorized	80,637	40,723	39,914	98.0

Total Recreation Vehicles	449,052	174,711	274,341	157.0
Buses	262,284	217,085	45,199	20.8

Total	$711,336	$391,796	$319,540	81.6

CONSOLIDATED
Net sales and gross profit for the three months ended January 31, 2010 increased 89.7% and 512.9%, respectively, compared to the three months ended January 31, 2009. Selling, general and administrative expenses for the three months ended January 31, 2010 increased 3.3% compared to the three months ended January 31, 2009. Income before income taxes for the three months ended January 31, 2010 was $19,253 as compared to the loss before income taxes for three months ended January 31, 2009 of $22,951, an increase of 183.9%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses decreased $135 to $5,983 for the three months ended January 31, 2010 compared to $6,118 for the three months ended January 31, 2009.
Corporate interest income and other income was $946 for the three months ended January 31, 2010 compared to $1,137 for the three months ended January 31, 2009. The decrease of $191 is primarily due to a decrease in interest income due to lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned, partially offset by increased interest income on our notes receivable. The Corporate loss before income taxes of $6,834 for the three month period ended January 31, 2009 also includes the net impairment of auction rate securities of $1,853.
The overall effective income tax rate for the three months ended January 31, 2010 was 38.1% compared with 35.3% for the three months ended January 31, 2009. The primary reason for the difference in the overall effective income tax rate is the relationship between the lower pre-tax income relative to certain permanent financial accounting to taxable income adjustments and adjustments to uncertain tax positions for the three months ended January 31, 2009 as compared to the three months ended January 31, 2010. Additionally, due to the expiration of the federal research and experimentation credit as of December 31, 2009, the overall effective income tax rate for the three months ended January 31, 2010 reflects less income tax benefit from this credit as compared to the three months ended January 31, 2009.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the three months ended January 31, 2010 vs. the three months ended January 31, 2009:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Net Sales	January 31, 2009	Net Sales	Amount	Change
NET SALES:
Towables
Travel Trailers	$140,224	50.0	$57,669	50.3	$82,555	143.2
Fifth Wheels	136,533	48.6	50,700	44.2	85,833	169.3
Other	3,947	1.4	6,294	5.5	(2,347)	(37.3)

Total Towables	$280,704	100.0	$114,663	100.0	$166,041	144.8

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Shipments	January 31, 2009	Shipments	Amount	Change
# OF UNITS:
Towables
Travel Trailers	7,874	64.1	3,303	64.7	4,571	138.4
Fifth Wheels	4,286	34.9	1,602	31.4	2,684	167.5
Other	124	1.0	202	3.9	(78)	(38.6)

Total Towables	12,284	100.0	5,107	100.0	7,177	140.5

Impact Of Change In Price On Net Sales:

%
Increase /(Decrease)
Towables
Travel Trailer	4.8%
Fifth Wheel	1.8%
Other	1.3%
Total Towables	4.3%
The increase in towables net sales of 144.8% resulted from a 140.5% increase in unit shipments and a 4.3% increase in the impact of the change in the net price per unit resulting from reduced discounting and changes in mix of products. Current customer preference is moving toward higher priced units as compared to a year ago.
The overall industry increase in wholesale unit shipments of towables for November and December of 2009 and January 2010 compared to the same period last year was 141% according to statistics published by the Recreation Vehicle Industry Association (the “RVIA”).

Cost of products sold increased $135,066 to $245,814 or 87.6% of towable net sales for the three months ended January 31, 2010 compared to $110,748 or 96.6% of towable net sales for the three months ended January 31, 2009. The change in material, labor, freight-out and warranty comprised $131,454 of the $135,066 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 79.7% for the three months ended January 31, 2010 and 80.5% for the three months ended January 31, 2009. This decrease as a percentage of towable net sales is due to increasing sales for higher end products with better margins as dealer demand improves and reductions in discounting, which increases net sales and lowers the material percentages. Better procurement procedures also helped reduce material costs. Manufacturing overhead as a percentage of towable net sales decreased from 16.1% to 7.9% due to the significant increase in production, resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $30,975 to $34,890 or 12.4% of towable net sales for the three months ended January 31, 2010 compared to $3,915 or 3.4% of towable net sales for the three months ended January 31, 2009. The increase was due to the combination of significantly increased sales and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $17,601 or 6.3% of towable net sales for the three months ended January 31, 2010 compared to $13,837 or 12.1% of towable net sales for the three months ended January 31, 2009. The primary reason for the $3,764 increase in selling, general and administrative expenses was increased towable net sales and income before taxes, which caused commissions, bonuses, and other compensation to increase by $5,455. Other compensation also increased $542 for costs related to the closure of an operating subsidiary in the towable reportable segment. These increases were offset by decreased costs of $1,394 related to reduced vehicle repurchase activity, $409 in reduced advertising and promotional expense and $412 in decreased legal and settlement costs.
Towables income before income taxes increased to 6.0% of towable net sales for the three months ended January 31, 2010 from a loss before income taxes of 8.3% of towable net sales for the three months ended January 31, 2009. The primary factor for this increase was the increased gross profit on the 144.8% increase in towable net sales.

MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the three months ended January 31, 2010 vs. the three months ended January 31, 2009:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Net Sales	January 31, 2009	Net Sales	Amount	Change
NET SALES:
Motorized
Class A	$36,255	65.8	$14,268	71.7	$21,987	154.1
Class C	15,368	27.9	3,665	18.4	11,703	319.3
Class B	3,469	6.3	1,977	9.9	1,492	75.5

Total Motorized	$55,092	100.0	$19,910	100.0	$35,182	176.7

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Shipments	January 31, 2009	Shipments	Amount	Change
# OF UNITS:
Motorized
Class A	372	54.3	139	61.5	233	167.6
Class C	267	39.0	62	27.4	205	330.6
Class B	46	6.7	25	11.1	21	84.0

Total Motorized	685	100.0	226	100.0	459	203.1

Impact of Change In Price On Net Sales:

%
Increase/(Decrease)
Motorized
Class A	(13.5)%
Class C	(11.3)%
Class B	(8.5)%
Total Motorized	(26.4)%
The increase in motorized net sales of 176.7% resulted from a 203.1% increase in unit shipments and a 26.4% decrease in the impact of the change in the net price per unit resulting primarily from the swing in unit sales from the higher priced Class A models to the more moderately priced Class C models, partially offset by decreased sales discounts. In addition, within each of the Class A, C and B product lines, demand is currently trending toward the lower to more moderately priced models. The overall market increase in wholesale unit shipments of motorhomes was 105% for the three month period of November and December 2009 and January 2010 compared to the same period last year according to statistics published by the RVIA.
Cost of products sold increased $26,899 to $50,444 or 91.6% of motorized net sales for the three months ended January 31, 2010 compared to $23,545 or 118.3% of motorized net sales for the three months ended January 31, 2009. The change in material, labor, freight-out and warranty comprised $27,266 of the $26,899 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of motorized net sales decreased to 83.7% from 94.5%. This decrease is due to a reduction in sales discounts, which increases net sales which lowers the material percentages, improved labor efficiencies as a result of volume increases, reductions in freight delivery costs, and decreased warranty costs due to product enhancements and improvements in the past year. Manufacturing overhead as a percentage of motorized net sales decreased to 7.9% from 23.8% due to the increase in unit production resulting in higher absorption of overhead costs.
Motorized gross profit increased $8,283 to $4,648 or 8.4% of motorized net sales for the three months ended January 31, 2010 compared to a gross loss of $3,635 or 18.3% of motorized net sales for the three months ended January 31, 2009. The increase in margin was due to a combination of significant sales increases, decreased discounts from unit list prices, decreased wholesale and retail incentives provided to customers and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $3,318 or 6.0% of motorized net sales for the three months ended January 31, 2010 compared to $6,077 or 30.5% of motorized net sales for the three months ended January 31, 2009. The decrease of $2,759 was due to a $1,938 reduction in legal and settlement costs and a decrease of $718 related to reduced vehicle repurchase activity.
Motorized income before income taxes was 2.4% of motorized net sales for the three months ended January 31, 2010 and a loss before income taxes of 51.7% of motorized net sales for the three months ended January 31, 2009. The primary factor for this increase was the improved gross profit on increased motorized net sales and the reduction in the cost of products sold as discussed above. Also, in the three months ended January 31, 2009, an impairment of trademarks of $564 was recognized.
BUSES
Analysis of change in net sales for the three months ended January 31, 2010 vs. the three months ended January 31, 2009:

	Three Months	Three Months
	Ended	Ended
	January 31, 2010	January 31, 2009	Change	% Change
Net Sales	$94,229	$92,110	$2,119	2.3
# of Units	1,403	1,449	(46)	(3.2)
Impact of Change in Price on Net Sales				5.5
The increase in buses net sales of 2.3% resulted from a 5.5% increase in the impact of the change in the net price per unit resulting primarily from a greater concentration of high end product and more favorable pricing due to fewer competitors in that market offset by a 3.2% decrease in unit shipments.

In addition, the U.S. government’s emphasis on mass transportation in the American Recovery and Reinvestment Act stimulus package also enabled us to secure more sales of our larger higher priced buses.
Cost of products sold decreased $462 to $83,771 or 88.9% of buses net sales for the three months ended January 31, 2010 compared to $84,233 or 91.4% of buses net sales for the three months ended January 31, 2009. Material, labor, freight-out and warranty increased $1,217. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 81.9% from 82.4%. This decrease in percentage of cost of products sold was due to higher margin product mix, better pricing and procurement and lower freight delivery costs. Manufacturing overhead decreased $1,678 which caused manufacturing overhead to decrease to 7.0% from 9.0% as a percentage of buses net sales.
Buses gross profit increased $2,581 to $10,458 or 11.1% of buses net sales for the three months ended January 31, 2010 compared to $7,877 or 8.6% of buses net sales for the three months ended January 31, 2009. The increase was due to the additional margin we realized on increased sales of higher margin products as discussed above.
Selling, general and administrative expenses were $4,185 or 4.4% of buses net sales for the three months ended January 31, 2010 compared to $4,075 or 4.4% of buses net sales for the three months ended January 31, 2009. The primary reason for the $110 increase in selling, general and administrative expenses was increased net sales and increased income before income taxes, which caused commissions, bonuses and other compensation to increase $286. This increase was partially offset by reductions of $165 in advertising and promotional costs.
Buses income before income taxes was 6.6% of buses net sales for the three months ended January 31, 2010 compared to 4.0% for the three months ended January 31, 2009. This increase is primarily due to the increases in buses net sales and corresponding gross profit as discussed above.

Six Months Ended January 31, 2010 vs. Six Months Ended January 31, 2009

	Six Months Ended		Six Months Ended		Change
	January 31, 2010		January 31, 2009		Amount	%
NET SALES:
Recreation Vehicles
Towables	$622,840		$400,200		$222,640	55.6
Motorized	102,885		64,775		38,110	58.8

Total Recreation Vehicles	725,725		464,975		260,750	56.1
Buses	206,852		200,525		6,327	3.2

Total	$932,577		$665,500		$267,077	40.1

# OF UNITS:
Recreation Vehicles
Towables	28,085		17,646		10,439	59.2
Motorized	1,291		748		543	72.6

Total Recreation Vehicles	29,376		18,394		10,982	59.7
Buses	2,993		3,097		(104)	(3.4)

Total	32,369		21,491		10,878	50.6

		% of Segment		% of Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$87,735	14.1	$34,737	8.7	$52,998	152.6
Motorized	8,139	7.9	(4,411)	(6.8)	12,550	284.5

Total Recreation Vehicles	95,874	13.2	30,326	6.5	65,548	216.1
Buses	23,893	11.6	17,894	8.9	5,999	33.5

Total	$119,767	12.8	$48,220	7.2	$71,547	148.4

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$38,899	6.2	$32,151	8.0	$6,748	21.0
Motorized	6,696	6.5	11,886	18.3	(5,190)	(43.7)

Total Recreation Vehicles	45,595	6.3	44,037	9.5	1,558	3.5
Buses	9,141	4.4	8,662	4.3	479	5.5
Corporate	11,118	—	11,674	—	(556)	(4.8)

Total	$65,854	7.1	$64,373	9.7	$1,481	2.3

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$48,283	7.8	$2,823	0.7	$45,460	1,610.3
Motorized	1,416	1.4	(16,891)	(26.1)	18,307	108.4

Total Recreation Vehicles	49,699	6.8	(14,068)	(3.0)	63,767	453.3
Buses	14,613	7.1	9,020	4.5	5,593	62.0
Corporate	(7,806)	—	(9,653)	—	1,847	19.1

Total	$56,506	6.1	$(14,701)	(2.2)	$71,207	484.4

CONSOLIDATED
Net sales and gross profit for the six months ended January 31, 2010 increased 40.1% and 148.4%, respectively, compared to the six months ended January 31, 2009. Selling, general and administrative expenses for the six months ended January 31, 2010 increased $1,481, or 2.3%, compared to the six months ended January 31, 2009. Income before income taxes for the six months ended January 31, 2010 was $56,506 as compared to loss before income taxes for the six months ended January 31, 2009 of $14,701, an increase of 484.4%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses decreased $556 to $11,118 for the six months ended January 31, 2010 compared to $11,674 for the six months ended January 31, 2009.
Corporate interest income and other income was $3,312 for the six months ended January 31, 2010 compared to $3,874 for the six months ended January 31, 2009. The decrease of $562 is primarily due to a decrease in interest income of $530, due to lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned, partially offset by increased interest on our notes receivable. Also, the corporate loss of $9,653 for the six months ended January 31, 2009 includes the net impairment of auction rate securities of $1,853.
The overall effective income tax rate for the six months ended January 31, 2010 was 37.4% compared with 33.7% for the six months ended January 31, 2009. The primary reason for the difference in the overall effective income tax rate is the relationship between the lower pre-tax income relative to certain permanent financial accounting to taxable income adjustments and adjustments to uncertain tax positions for the six months ended January 31, 2009 as compared to the six months ended January 31, 2010. Additionally, due to the expiration of the federal research and experimentation credit as of December 31, 2009, the overall effective income tax rate for the six months ended January 31, 2010 reflects less income tax benefit from this credit as compared to the six months ended January 31, 2009.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the six months ended January 31, 2010 vs. the six months ended January 31, 2009:

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Net Sales	January 31, 2009	Net Sales	Amount	Change

NET SALES:
Towables
Travel Trailers	$315,857	50.7	$191,234	47.8	$124,623	65.2
Fifth Wheels	294,804	47.3	190,085	47.5	104,719	55.1
Other	12,179	2.0	18,881	4.7	(6,702)	(35.5)

Total Towables	$622,840	100.0	$400,200	100.0	$222,640	55.6

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Shipments	January 31, 2009	Shipments	Amount	Change

# OF UNITS:
Towables
Travel Trailers	18,179	64.7	10,942	62.0	7,237	66.1
Fifth Wheels	9,544	34.0	6,107	34.6	3,437	56.3
Other	362	1.3	597	3.4	(235)	(39.4)

Total Towables	28,085	100.0	17,646	100.0	10,439	59.2

Impact Of Change In Price On Net Sales:

%
Increase /(Decrease)
Towables
Travel Trailer	(0.9)%
Fifth Wheel	(1.2)%
Other	3.9%
Total Towables	(3.6)%
The increase in towables net sales of 55.6% resulted from a 59.2% increase in unit shipments offset by a 3.6% decrease in the impact of the change in the net price per unit resulting primarily from mix of product and a reduction in freight revenue per unit due to the reduction in fuel costs and closer delivery destinations as compared to last year, partially offset by reduced discounting.
The overall industry increase in wholesale unit shipments of towables for August 2009 through January 2010 compared to the same period last year was 57% according to statistics published by the RVIA.

Cost of products sold increased $169,642 to $535,105 or 85.9% of towable net sales for the six months ended January 31, 2010 compared to $365,463 or 91.3% of towable net sales for the six months ended January 31, 2009. The change in material, labor, freight-out and warranty comprised $166,082 of the $169,642 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 79.0% for the six months ended January 31, 2010 and 81.5% for the six months ended January 31, 2009. This decrease as a percentage of towable net sales is due to a reduction in discounting, which increases net sales and lowers the material percentage, and a reduction in freight delivery costs as a percentage of towable net sales due to the reduction in fuel costs and closer delivery destinations. Better procurement procedures also helped reduce material costs. Manufacturing overhead as a percentage of towable net sales decreased from 9.8% to 6.9% due to the increase in production resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $52,998 to $87,735 or 14.1% of towable net sales for the six months ended January 31, 2010 compared to $34,737 or 8.7% of towable net sales for the six months ended January 31, 2009. The increase was due to the combination of increased sales and decreased discounts from unit list prices, decreased wholesale and retail incentives provided to customers and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $38,899 or 6.2% of towable net sales for the six months ended January 31, 2010 compared to $32,151 or 8.0% of towable net sales for the six months ended January 31, 2009. The primary reason for the $6,748 increase in selling, general and administrative expenses was increased towable net sales and income before taxes, which caused commissions, bonuses, and other compensation to increase by $8,452. Other compensation also increased $1,441 for costs recognized related to the closure of an operating subsidiary in the towable reportable segment. These increases were offset by decreased costs of $2,046 related to reduced vehicle repurchase activity, $419 in reduced advertising and promotional costs, and decreased legal and settlement costs of $270.
Towables income before income taxes increased to 7.8% of towable net sales for the six months ended January 31, 2010 from 0.7% of towable net sales for the six months ended January 31, 2009. The primary factor for this increase was the increased gross profit on the 55.6% increase in towable net sales.

MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the six months ended January 31, 2010 vs. the six months ended January 31, 2009:

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Net Sales	January 31, 2009	Net Sales	Amount	Change

NET SALES:
Motorized
Class A	$66,238	64.4	$43,150	66.6	$23,088	53.5
Class C	29,099	28.3	16,807	25.9	12,292	73.1
Class B	7,548	7.3	4,818	7.5	2,730	56.7

Total Motorized	$102,885	100.0	$64,775	100.0	$38,110	58.8

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2010	Shipments	January 31, 2009	Shipments	Amount	Change

# OF UNITS:
Motorized
Class A	685	53.1	427	57.1	258	60.4
Class C	508	39.3	262	35.0	246	93.9
Class B	98	7.6	59	7.9	39	66.1

Total Motorized	1,291	100.0	748	100.0	543	72.6

Impact of Change In Price On Net Sales:

%
Increase/(Decrease)
Motorized
Class A	(6.9)%
Class C	(20.8)%
Class B	(9.4)%
Total Motorized	(13.8)%
The increase in motorized net sales of 58.8% resulted from a 72.6% increase in unit shipments offset by a 13.8% decrease in the impact of the change in the net price per unit resulting primarily from the swing in unit sales from the higher priced Class A models to the more moderately priced Class C models, partially offset by decreased sales discounts. In addition, within each of the Class A, C and B product lines, demand is currently trending toward the lower to moderately priced models. The overall market increase in wholesale unit shipments of motorhomes was 15% for the six month period of August 2009 through January 2010 compared to the same period last year according to statistics published by the RVIA.
Cost of products sold increased $25,560 to $94,746 or 92.1% of motorized net sales for the six months ended January 31, 2010 compared to $69,186 or 106.8% of motorized net sales for the six months ended January 31, 2009. The change in material, labor, freight-out and warranty comprised $27,413 of the $25,560 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of motorized net sales decreased to 84.2% from 91.4%. The decrease as a percentage of motorized net sales is due to a reduction in discounting, which increased net sales and lowers the material percentage, improved labor efficiencies as a result of volume increases, reductions in freight delivery costs due to reduced fuel costs, and decreased warranty costs due to product enhancements and improvements in the past year. Manufacturing overhead as a percentage of motorized net sales decreased to 7.9% from 15.4% due to the increase in unit production resulting in higher absorption of fixed wages and overhead costs and due to resulting benefits of prior year cost reduction initiatives.
Motorized gross profit increased $12,550 to $8,139 or 7.9% of motorized net sales for the six months ended January 31, 2010 compared to a gross loss of $4,411 or 6.8% of motorized net sales for the six months ended January 31, 2009. The increase in margin was due to the significant 58.8% increase in sales, reduced discounting and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $6,696 or 6.5% of motorized net sales for the six months ended January 31, 2010 compared to $11,886 or 18.3% of motorized net sales for the six months ended January 31, 2009. The decrease of $5,190 was primarily due to a $2,579 reduction in legal and settlement costs, a decrease of $1,374 related to reduced vehicle repurchase activity, a $362 reduction in advertising and selling related costs, and a $350 decrease in insurance costs.
Motorized income before income taxes was 1.4% of motorized net sales for the six months ended January 31, 2010 and a loss before income taxes of 26.1% of motorized net sales for the six months ended January 31, 2009. The primary factor for this increase was the improved gross profit on increased motorized net sales and labor and production efficiency improvements, combined with the cost reductions described above.
BUSES
Analysis of change in net sales for the six months ended January 31, 2010 vs. the six months ended January 31, 2009:

	Six Months	Six Months
	Ended	Ended		%
	January 31, 2010	January 31, 2009	Change	Change
Net Sales	$206,852	$200,525	$6,327	3.2
# of Units	2,993	3,097	(104)	(3.4)
Impact of Change in Price on Net Sales				6.6
The increase in buses net sales of 3.2% resulted from a 6.6% increase in the impact of the change in the net price per unit resulting primarily from a greater concentration of high end product and more favorable pricing due to fewer competitors in that market offset by a 3.4% decrease in unit shipments.

In addition, the U.S. government’s emphasis on mass transportation in the American Recovery and Reinvestment Act stimulus package also enabled us to secure more sales of our larger higher priced buses.
Cost of products sold increased $328 to $182,959 or 88.4% of buses net sales for the six months ended January 31, 2010 compared to $182,631 or 91.1% of buses net sales for the six months ended January 31, 2009. The increase in material, labor, freight-out and warranty represents $2,504 of the $328 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 81.7% from 83.1%. This decrease in percentage of cost of products sold was due to higher margin product mix, better pricing and procurement and lower freight delivery costs. The increase in material labor, freight-out and warranty was offset by a decrease in manufacturing overhead of $2,176, with $1,542 attributable to more favorable employee insurance experience, which caused manufacturing overhead to decrease to 6.7% from 8.0% as a percentage of buses net sales.
Buses gross profit increased $5,999 to $23,893 or 11.6% of buses net sales for the six months ended January 31, 2010 compared to $17,894 or 8.9% of buses net sales for the six months ended January 31, 2009. The increase was due to the additional margin we realized on increased sales of higher margin products as discussed above.
Selling, general and administrative expenses were $9,141 or 4.4% of buses net sales for the six months ended January 31, 2010 compared to $8,662 or 4.3% of buses net sales for the six months ended January 31, 2009. The primary reason for the $479 increase in selling, general and administrative expenses was increased gross profit which drove up income before income taxes and caused bonuses and other compensation to increase $670.
Buses income before income taxes was 7.1% of buses net sales for the six months ended January 31, 2010 compared to 4.5% of buses net sales for the six months ended January 31, 2009. This increase is primarily due to the increases in buses net sales and corresponding gross profit as discussed above.
Financial Condition and Liquidity
As of January 31, 2010, we had $67,563 in cash and cash equivalents compared to $221,684 on July 31, 2009. The decrease is primarily due to the purchase in the second quarter of shares held as treasury stock of $115,420 and the payment of cash dividends of $35,204.
Short-term and long-term investments (including Put Rights) net of temporary impairments totaled $89,283 as of January 31, 2010 and $120,578 as of July 31, 2009. These investments were comprised of ARS. In the six months ended January 31, 2010, $31,250 of our ARS were redeemed at par. Reference is made to Note 7 to our condensed consolidated financial statements contained elsewhere in this report for a description of developments related to our investments in ARS.
Working capital at January 31, 2010 was $287,924 compared to $419,544 at July 31, 2009. The decrease is primarily due to the reduction of cash and cash equivalents described above. We have no long-term debt. Capital expenditures of approximately $7,037 for the six months ended January 31, 2010 were made primarily to purchase land and buildings to expand our towable operations, upgrade IT systems and replace machinery and equipment used in the ordinary course of business.

The Company anticipates additional capital expenditures in fiscal 2010 of approximately $6,500. These expenditures will be made primarily for replacing and upgrading machinery and equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.
Operating Activities
Net cash used in operating activities for the six months ended January 31, 2010 was $19,594 compared to net cash provided by operating activities of $10,095 for the six months ended January 31, 2009. The combination of improved net income resulting from higher sales and margins, and non-cash items (primarily depreciation, amortization, deferred income taxes and asset dispositions) provided $41,962 of operating cash compared to a usage of $421 in the prior year period. However, this was offset by increased receivables, inventories and payables due to increased backlog, production and revenues.
Investing Activities
Net cash provided by investing activities of $16,056 for the six months ended January 31, 2010 was primarily due to ARS redemptions of $31,250 at par offset by a $10,000 note receivable transaction and $6,773 of capital spending, $4,008 of which was for the purchase of land and buildings to expand our towable operations in Oregon. During the six months ended January 31, 2009, net cash provided by investing activities of $769 was due to ARS redemptions of $10,000 at par, $2,753 of proceeds on disposition of assets and $1,578 of proceeds on dissolution of a joint venture, offset by capital spending of $3,562 and a note receivable transaction of $10,000. See Note 13 of our condensed consolidated financial statements contained elsewhere in this report for a description of the note receivable transaction.
Financing Activities
Net cash used in financing activities of $150,624 for the six months ended January 31, 2010 was related to the repurchase of 3,980,000 shares of common stock of the Company for $115,420 and for dividend payments. See Note 6 to our condensed consolidated financial statements contained elsewhere in this report for a description of the share repurchase transaction. The Company paid a regular quarterly $0.07 per share dividend in each of the first two quarters of fiscal 2010 and a special $0.50 per share dividend in October 2009 totaling $35,204. During the six months ended January 31, 2009, net cash used in financing activities of $7,734 was primarily for dividend payments of $7,761.
Critical Accounting Principles
The consolidated financial statements of Thor are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgments, estimates and complexity:

Impairment of Goodwill, Trademarks and Long-Lived Assets
At least annually, we review the carrying amount of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed using estimates of future cash flows. If the carrying amount of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying amount of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.
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
Income Taxes
The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of January 31, 2010, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.
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
Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 amends ASC 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company’s expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation by the Audit Committee of the Board of Directors and the SEC’s requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2009. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
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
Reference is made to Note 7 to our condensed consolidated financial statements contained elsewhere in this report for a description of developments related to our investments in ARS.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosures.

During the three months ended on January 31, 2010, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in fiscal year 2006 and fiscal year 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We have cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.
The Company has been named in approximately 325 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). In this regard, the Company is a party to two companion lawsuits pending in Jefferson County, Texas which were brought against it and its affiliates, each of which arises from a March 29, 2006 crash of a bus manufactured by a subsidiary of the Company. The cases were filed in the 172nd State District Court on January 30, 2008 and in the 60th State District Court on March 28, 2008. At the time of the crash, the bus was transporting a Beaumont, Texas high school girls’ soccer team to a playoff game. Two girls died in the crash, as many as nine others were seriously injured, and the remainder of the girls, their two coaches, and the bus driver sustained less serious physical injuries. The plaintiffs in these two cases generally allege negligence and product liability claims including that the bus was not crashworthy, that the bus was unreasonably dangerous, and that the design and manufacture of the bus and its component parts was defective. The plaintiffs seek unspecified damages for wrongful death, past and future physical pain and suffering, past and future mental anguish, past and future physical disfigurement, past and future physical impairment, past and future medical and health care expenses, past and future loss of earning capacity, past and future loss of parental companionship and society, as well as exemplary damages, costs of court, and pre-judgment and post-judgment interest. Additionally, the Company has received requests for indemnification and tenders of defense from the bus chassis supplier and the distributor of the bus. Although written discovery has been exchanged in the matter and dozens of depositions have been taken of the plaintiffs and the bus driver, a significant amount of discovery remains. Mediation of the matter is scheduled to occur by mid-June 2010, and the matter is set for trial October 4, 2010. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of our operations in the normal course of business, including the litigation described above, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operation or liquidity.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
	(a)		Purchased as Part	(or Units) that May
	Total Number of	(b)	of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
	Purchased (1)	per Share (or Unit)	Programs	Programs

November 2009	—	—	—	—
December 2009	3,980,000	$29.00	—	—
January 2010	—	—	—	—

(1)	On December 18, 2009, the Company announced that it had purchased 3,980,000 shares of its common stock from the Estate of Wade F. B. Thompson in a private transaction that did not involve a publicly announced plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on December 8, 2009.
At the meeting, the stockholders elected three Class C directors of the Company to serve until the Company’s Annual Meeting of Stockholders in 2012. The names of the directors elected and the number of votes cast for or withheld, as well as the number of broker non-votes, with respect to each director are as follows:

Director	For	Withheld	Broker Non-Votes
Neil D. Chrisman	51,644,244	731,085	—
Alan A. Siegel	51,890,387	484,942	—
Geoffrey A. Thompson	51,642,121	733,208	—
The terms of the other directors, Peter B. Orthwein, William C. Tomson and Jan H. Suwinski, continued after the meeting.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Repurchase Agreement, dated as of December 17, 2009, between the Company and the Estate (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 23, 2009).

10.2	Credit Agreement between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 23, 2009).

10.3	Amendment to Exclusivity Agreement between the Company, FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 23, 2009).

10.4	First Amendment to Credit Agreement, dated January 15, 2009, between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated December 22, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 23, 2009).

10.5	First Amendment to Credit Agreement, dated January 30, 2009, between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated December 22, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 23, 2009).

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: March 8, 2010	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President and Chief Executive Officer

DATE: March 8, 2010	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer and Chief Financial Officer