Form 10-Q
period 2010-04-30
THOR INDUSTRIES INC
filed 2010-07-01
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 30, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 04/30/2010
Common stock, par value $.10 per share	51,461,510 shares

Explanatory Note
The Company has completed its evaluation of certain accounting positions previously taken in its audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 and the unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended January 31, 2009, April 30, 2009, October 31, 2009 and January 31, 2010, as previously disclosed in the Company’s Form 12b-25 filed on June 10, 2010. The Company’s auditors have completed their review under SAS100 of the third quarter results included herein. The Company’s evaluation did not result in any changes to previously taken accounting positions.

PART I — Financial Information — Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	April 30, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$80,638	$221,684
Investments- short term	63,350	107,150
Accounts receivable:
Trade	199,283	111,793
Other	7,985	3,823
Inventories	170,044	105,278
Prepaids and other	3,973	10,949
Note receivable	3,247	10,000
Deferred income taxes	36,591	33,341

Total current assets	565,111	604,018

Property:
Land	20,754	20,310
Buildings and improvements	132,651	134,161
Machinery and equipment	70,135	69,566

Total cost	223,540	224,037
Accumulated depreciation	85,616	81,176

Property, net	137,924	142,861

Investment in joint ventures	2,232	2,257

Other assets:
Long term investments	13,010	13,428
Goodwill	150,576	148,411
Non-compete agreements and other intangible assets	5,917	617
Trademarks	14,936	13,336
Long term notes receivable	29,656	10,000
Other	19,048	16,196

Total other assets	233,143	201,988

TOTAL ASSETS	$938,410	$951,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,357	$78,120
Accrued liabilities:
Taxes	17,160	5,700
Compensation and related items	32,273	22,548
Product warranties	48,634	41,717
Promotions and rebates	9,949	6,743
Product/property liability and related	14,721	12,990
Other	23,309	16,656

Total current liabilities	258,403	184,474

Long term liabilities:
Unrecognized tax benefits	45,541	46,355
Other	15,346	15,262

Total long term liabilities	60,887	61,617

Stockholders’ equity:
Common stock – authorized 250,000,000 shares:
Issued 57,318,849 shares @ 4/30/10 and 57,318,263 shares @7/31/09; par value of $.10 per share	5,732	5,732
Additional paid-in capital	94,993	94,367
Retained earnings	708,206	677,548
Accumulated other comprehensive income (loss)	(707)	1,070
Less treasury shares of 5,857,339 and 1,877,339 @ 4/30/10 & 7/31/09	(189,104)	(73,684)

Total stockholders’ equity	619,120	705,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$938,410	$951,124

See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net sales	$680,192	$415,472	$1,612,769	$1,080,972

Cost of products sold	587,693	369,025	1,400,503	986,305

Gross profit	92,499	46,447	212,266	94,667

Selling, general and administrative expenses	42,824	33,879	108,678	98,252

Amortization of intangibles	152	92	320	384

Impairment of goodwill and trademarks	500	9,717	500	10,281

Gain on sale of property	—	—	—	373

Gain on involuntary conversion	2,283	—	2,283	—

Interest income	1,360	1,169	4,242	4,670

Interest expense	110	144	320	386

Net appreciation (impairment) of auction rate securities	—	728	—	(1,125)

Other income (expense)	(351)	60	(262)	589

Income (loss) before income taxes	52,205	4,572	108,711	(10,129)

Provision (benefit) for income taxes	18,094	2,470	39,247	(2,491)

Net income (loss)	$34,111	$2,102	$69,464	$(7,638)

Average common shares outstanding:

Basic	51,461,181	55,436,924	53,521,242	55,426,829

Diluted	51,585,450	55,468,620	53,621,584	55,426,829

Earnings (loss) per common share:

Basic	$.66	$.04	$1.30	$(.14)

Diluted	$.66	$.04	$1.30	$(.14)

Regular dividends declared and paid per common share:	$.07	$.07	$.21	$.21
Special dividends declared and paid per common share:	$—	$—	$.50	$—
See notes to condensed consolidated financial statements

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$69,464	$(7,638)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,452	9,885
Amortization of intangibles	320	384
Impairment of trademarks and goodwill	500	10,281
Deferred income taxes	(4,515)	—
(Gain)/loss on disposition of assets	225	(392)
Net impairment of auction rate securities	—	1,125
Gain on involuntary conversion of assets	(1,575)	—
Stock based compensation	610	449
Loss on divestiture of operating subsidiary	323	—
Changes in non-cash assets and liabilities (excluding acquisition):
Accounts receivable	(91,053)	25,587
Note receivable	(1,433)	(10,000)
Inventories	(57,689)	20,613
Prepaids and other	3,881	8,603
Accounts payable	29,773	(13,652)
Accrued liabilities	41,337	(36,457)
Other liabilities	(806)	(6,717)

Net cash provided by (used in) operating activities	(1,186)	2,071

Cash flows from investing activities:
Purchases of property, plant & equipment	(8,210)	(5,077)
Proceeds from disposition of assets	4,958	2,785
Proceeds from disposition of investments	44,200	10,000
Notes receivable	(10,000)	(10,000)
Acquisition of operating subsidiary	(19,756)	—
Insurance proceeds from involuntary conversion of assets	2,908	—
Proceeds on dissolution of joint venture	—	1,578

Net cash provided by (used in) investing activities	14,100	(714)

Cash flows from financing activities:
Cash dividends	(38,806)	(11,643)
Proceeds from issuance of common stock	16	27
Purchase of treasury stock	(115,420)	—

Net cash used in financing activities	(154,210)	(11,616)

Effect of exchange rate changes on cash	250	(1,483)

Net decrease in cash and equivalents	(141,046)	(11,742)
Cash and cash equivalents, beginning of period	221,684	189,620

Cash and cash equivalents, end of period	$80,638	$177,878

Supplemental cash flow information:
Income taxes paid	$32,861	$18,376
Interest paid	$320	$386
Non cash transactions:
Capital expenditures in accounts payable	$1	$118
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	The July 31, 2009 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2009. The results of operations for the nine months ended April 30, 2010 are not necessarily indicative of the results for the full year.

On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately held manufacturer of ambulances based in Elkhart, Indiana (see Note 18). The operations of SJC are included in the Company’s operating results from the date of its acquisition.

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
2.	Inventories

Major classifications of inventories are:

	April 30, 2010	July 31, 2009
Raw materials	$79,672	$55,956
Chassis	46,018	28,613
Work in process	51,171	38,159
Finished goods	18,085	6,682

Total	194,946	129,410
Excess of FIFO costs over LIFO costs	(24,902)	(24,132)

Total inventories	$170,044	$105,278

3.	Earnings Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Weighted average shares outstanding for basic earnings per share	51,461,181	55,436,924	53,521,242	55,426,829
Stock options and restricted stock	124,269	31,696	100,342	—

Total — For diluted shares	51,585,450	55,468,620	53,621,584	55,426,829

4.	Comprehensive Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Net Income (loss)	$34,111	$2,102	$69,464	$(7,638)
Foreign currency translation adjustment, net of tax	(1,803)	168	(1,762)	(1,483)
Change in temporary impairment of investment, net of tax	17	170	(15)	2,852

Comprehensive income	$32,325	$2,440	$67,687	$(6,269)

Comprehensive income activity includes a reclassification adjustment to deduct from accumulated other comprehensive income realized translation gains included within net income as a result of the Citair sale.
5.	Segment Information

The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles, and (3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach, Keystone and Komfort. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon and Four Winds. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas, Goshen Coach, and the newly acquired SJC (see Note 18).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Net Sales:
Recreation vehicles:
Towables	$468,002	$264,317	$1,090,842	$664,517
Motorized	91,164	47,724	194,049	112,499

Total recreation vehicles	559,166	312,041	1,284,891	777,016
Buses	121,026	103,431	327,878	303,956

Total	$680,192	$415,472	$1,612,769	$1,080,972

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$45,114	$18,374	$93,397	$21,197
Motorized	3,640	(11,514)	5,056	(28,405)

Total recreation vehicles	48,754	6,860	98,453	(7,208)
Buses	9,142	1,243	23,755	10,263
Corporate	(5,691)	(3,531)	(13,497)	(13,184)

Total	$52,205	$4,572	$108,711	$(10,129)

	April 30, 2010	July 31, 2009
Identifiable Assets:
Recreation vehicles:
Towables	$454,455	$358,562
Motorized	110,831	73,969

Total recreation vehicles	565,286	432,531
Buses	128,240	106,823
Corporate	244,884	411,770

Total	$938,410	$951,124

6.	Treasury Stock

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of April 30, 2010:

	Significant
	Quoted Market
	Prices in Active	Other Observable	Significant
	Markets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	April 30, 2010
Cash and cash equivalents	$80,638	$—	$—	$80,638
Auction rate securities (including Put Rights)	—	—	76,360	76,360

Total	$80,638	$—	$76,360	$156,998

Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.
In addition to the above investments, the Company holds non-qualified retirement plan assets of $7,550 at April 30, 2010 ($6,016 at July 31, 2009). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in Other Assets on the Condensed Consolidated Balance Sheets.
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
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Balances at August 1, 2009	$120,578
Net change in other comprehensive income	(18)
Net loss included in earnings	—
Purchases	—
Sales/Maturities	(44,200)

Balances at April 30, 2010	$76,360

Auction Rate Securities
At April 30, 2010, we held $14,150 (par value) of long-term investments and $63,350 (par value) of short-term investments comprised of taxable and tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At April 30, 2010, the majority of the ARS we held were AAA rated or equivalent, and none were below B rated or equivalent, with most collateralized by student loans substantially backed by the U.S. federal government.
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
In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provides the Company with the right (the “Put Rights”) to sell to UBS at par value ARS purchased from UBS ($63,350 of our entire remaining ARS portfolio of $77,500 at par) at any time during a two-year sale period beginning June 30, 2010. We had ARS sales of $44,200 between August 1, 2009 and April 30, 2010, and since April 30, 2010, all of our ARS held by UBS have been sold at par.
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
At April 30, 2010, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recorded a temporary impairment of $1,140 ($707 net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $14,150 (par value) that were not part of the UBS settlement as of April 30, 2010. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.
The enforceability of the Put Rights results in a put option which has been recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. The Company has elected to account for this put option at fair value and elected to treat this portion of our ARS portfolio as trading securities. For the nine months ended April 30, 2010 we recorded a benefit to operations of $4,140 related to an increase in market value of our ARS, offset by a corresponding charge to operations of $4,140 related to the Put Rights on the $63,350 (par value) portion of our ARS portfolio to properly record our investment at par as we may decide not to hold these ARS until final maturity with the opportunity provided by the Put Rights.
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through April 30, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ par value. Based on the terms of the UBS Call Right, which is exercisable at any time after June 30, 2010, effective June 30, 2009, the ARS held by UBS were classified as short-term.
The remaining ARS held by another institution remain classified as long-term at April 30, 2010. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.
In addition, the Company has the intent and ability to hold all of its ARS until the earlier of when: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company exercises its right to put the securities to UBS, one of the Company’s investment providers.
8.	Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. One of our subsidiaries included in the towables reportable segment has experienced a decrease in its sales which has caused us to write down the carrying value of its trademarks. Intangible assets are comprised of non-compete agreements and various other intangibles acquired through acquisitions.
The components of non-compete agreements and other intangible assets are as follows:

	April 30, 2010		July 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized Intangible Assets:	$8,221	$2,304	$2,888	$2,271

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Amortization Expense	$152	$92	$320	$384
Intangible assets are amortized on a straight line basis over the lives of the assets, which range from 2-14 years. The weighted average remaining amortization period at April 30, 2010 is 12.5 years.

Estimated Amortization Expense:

For the year ending July 2010	$510
For the year ending July 2011	$689
For the year ending July 2012	$509
For the year ending July 2013	$452
For the year ending July 2014 and thereafter	$4,077
Goodwill and indefinite-lived intangible assets are not subject to amortization.
The change in carrying value in goodwill and trademarks from July 31, 2009 to April 30, 2010 is as follows:

	Goodwill	Trademarks
Balance at July 31, 2009	$148,411	$13,336
Impairment of trademark in towable reportable segment	—	(500)
Amounts resulting from SJC acquisition	2,165	2,100

Balance at April 30, 2010	$150,576	$14,936

As of April 30, 2010 and July 31, 2009, Goodwill and Trademarks by segment are as follows:

	April 30, 2010		July 31, 2009
	Goodwill	Trademarks	Goodwill	Trademarks
Recreation Vehicles:
Towables	$143,795	$9,737	$143,795	$10,237
Motorized	—	2,036	—	2,036

Total Recreation Vehicles	143,795	11,773	143,795	12,273
Bus	6,781	3,163	4,616	1,063

Total	$150,576	$14,936	$148,411	$13,336

9.	Product Warranties
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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Beginning Balance	$43,123	$49,798	$41,717	$61,743
Provision	17,602	7,252	42,239	21,283
Payments	(12,091)	(11,176)	(35,322)	(37,152)

Ending Balance	$48,634	$45,874	$48,634	$45,874

10.	Contingent Liabilities and Commitments
Our principal commercial commitments at April 30, 2010 are summarized in the following chart:

	Total	Term of
Commitment	Amount Committed	Commitment
Guarantee on dealer financing	$3,450	Various
Standby repurchase obligation on dealer financing	$593,579	Up to eighteen months
The Company records repurchase and guarantee reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $7,206 and $6,349 as of April 30, 2010 and July 31, 2009, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Cost of units repurchased	$4,832	$5,852	$8,052	$26,559
Realization on units resold	4,357	5,078	7,034	21,644

Losses due to repurchase	$(475)	$(774)	$(1,018)	$(4,915)

Losses due to repurchase decreased in the three and nine months ended April 30, 2010 by $299 and $3,897 respectively, due to overall improvements in the RV market.
The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Chassis are typically converted and delivered to customers within 90 days of delivery to the Company. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At April 30, 2010 and July 31, 2009, chassis on hand accounted for as consigned, unrecorded inventory was approximately $24,132 and $31,201 respectively.
The Company has been named in approximately 565 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). In this regard, the Company is a party to two companion lawsuits pending in Jefferson County, Texas which were brought against it and its affiliates, each of which arises from a March 29, 2006 crash of a bus manufactured by a subsidiary of the Company. The cases were filed in the 172nd State District Court on January 30, 2008 and in the 60th State District Court on March 28, 2008. At the time of the crash, the bus was transporting a Beaumont, Texas high school girls’ soccer team to a playoff game. Two girls died in the crash, as many as nine others were seriously injured, and the remainder of the girls, their two coaches, and the bus driver sustained less serious physical injuries. The plaintiffs in these two cases generally allege negligence and product liability claims including that the bus was not crashworthy, that the bus was unreasonably dangerous, and that the design and manufacture of the bus and its component parts were defective. The plaintiffs seek unspecified damages for wrongful death, past and future physical pain and suffering, past and future mental anguish, past and future physical disfigurement, past and future physical impairment, past and future medical and health care expenses, past and future loss of earning capacity, past and future loss of parental companionship and society, as well as exemplary damages, costs of court, and pre-judgment and post-judgment interest. Additionally, the Company has received requests for indemnification and tenders of defense from the bus chassis supplier and the distributor of the bus. Although written discovery has been exchanged in the matter and dozens of depositions have been taken of the plaintiffs, the bus driver, and some of the plaintiffs’ experts, among others, a significant amount of discovery remains. At the mediation of the cases on June 15, 2010, a tentative complete settlement of both cases was reached, subject to the written approval of all the plaintiffs within 30 days. The matter is set for trial October 4, 2010. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
Following our announcement on June 10, 2010 that the filing of our Quarterly Report on Form 10-Q for the period ended April 30, 2010 would be delayed, a lawsuit was filed against us and our officers, Peter B. Orthwein and Christian G. Farman, on June 25, 2010 in the United States District Court for the Southern District of Ohio – Dayton Division. The lawsuit was filed by Teamsters Allied Benefit Funds, individually and purportedly on behalf of a class of all those who purchased or acquired the Company’s common stock between November 30, 2009 and June 10, 2010. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In particular, the lawsuit alleges that the Company made false and misleading statements in its SEC filings and press releases regarding its financial condition, profitability, accounting practices and internal controls. Specifically, plaintiff claims that the Company misled shareholders by making loans to its dealers that masked the profitability of its various divisions and by improperly accounting for repurchase reserves relating to agreements with lenders for its dealers. It further contends that the Company failed to disclose that it lacked proper internal controls to effectively account for such transactions. The plaintiff alleges that on June 10, 2010, the Company revealed the truth by disclosing that the annual and quarterly results for fiscal 2009 and part of fiscal 2010 may need to be restated due to reevaluation of the accounting related to these transactions. The Company’s evaluation of these transactions did not result in any changes to previously taken accounting positions. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of our operations in the normal course of business, including the litigation described above, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, annual results of operation or liquidity.
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

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine month period ended April 30, 2010, the Company released approximately $1,800 of uncertain tax benefit reserve and related interest recorded at July 31, 2009 related to the effective settlement of certain uncertain tax benefits and statute of limitation expirations. The Company accrued $400 of uncertain tax benefits related to prior periods and $1,200 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2009. For the three month period ended April 30, 2010, the Company released approximately $1,400 of uncertain tax benefit reserve and related interest recorded at July 31, 2009 related to statute of limitation expirations, accrued $400 of uncertain tax benefits related to prior periods, and accrued $400 in interest and penalties.
The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, multiple U.S. state income tax returns and multiple Canadian income tax returns. The Company has been audited for U.S. federal purposes through fiscal 2007. Periodically, various state and local jurisdictions conduct audits and therefore a variety of other years are subject to state and local review.
The Company anticipates a decrease of approximately $4,600 in unrecognized tax benefits and $2,800 of accrued interest related to these unrecognized tax benefits within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
12.	Retained Earnings
The components of changes in retained earnings are as follows:

Balance as of July 31, 2009	$677,548
Net Income	69,464
Dividends Paid	(38,806)

Balance as of April 30, 2010	$708,206

13.	Loan Transactions and Related Notes Receivable
On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10,000 to the Borrowers (the “First Loan”). The Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), the parent company of the Company’s largest dealer. Pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads Holding to enable FreedomRoads Holding or its subsidiaries to repay its principal obligations under floor plan financing arrangements with third parties in respect of products of the Company and its subsidiaries.
The principal amount of the First Loan is payable in full on January 15, 2014 and bears interest at a rate of 12% per annum. Interest is payable in kind for the first year and is payable in cash on a monthly basis thereafter, and all interest payments due to date have been paid in full.

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
The maturity date of the Second Loan was originally January 29, 2010 but was extended as discussed below. The principal amount of the Second Loan bears interest at a rate of 12% per annum. Interest is payable in cash and the first six interest payments were due on April 30, 2009, July 31, 2009, October 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 and have been paid in full.
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
The maturity date of the Third Loan is December 22, 2014 (the “Maturity Date”). The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in kind at each calendar quarter end from March 31, 2010 through September 30, 2011. Interest is payable in cash quarterly in arrears from December 31, 2011 through the Maturity Date. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 — $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100; and December 22, 2014 — $7,400. The Third Credit Agreement also contains customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for a loan of this type. The Third Loan Borrowers opted to pay the interest due at March 31, 2010 and June 30, 2010 in kind and it was capitalized as part of the long-term note receivable.
In connection with the Third Loan, the First Credit Agreement was amended to, among other things, provide for a cross default with the Second Credit Agreement and the Third Credit Agreement and to add certain additional events of default (the “Amendment to the First Loan”).
Also in connection with the Third Loan, the Second Credit Agreement was amended to, among other things, extend the maturity date of the Second Loan to June 30, 2012, provide for semi-annual payments of principal in equal principal installments of $1,000 each, commencing on June 30, 2010, with a final payment of $6,000 on June 30, 2012, provide for a cross default with the First Credit Agreement and the Third Credit Agreement and add certain additional events of default (the “Amendment to the Second Loan”). Interest at 12% per annum will continue to be payable in cash on a quarterly basis. The first semi-annual installment of principal was paid in full on June 30, 2010.
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
For fiscal year 2009, FreedomRoads’ 47 dealership locations accounted for 15% of the Company’s consolidated recreation vehicle net sales and 11% of the Company’s consolidated net sales. For the nine months ended April 30, 2010, FreedomRoads accounted for 18% of the Company’s consolidated recreation vehicle net sales and 15% of its consolidated net sales.
14.	Thor CC, Inc.

In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sale of recreation vehicles to consumer buyers. This joint venture was dissolved in September 2008 after the joint venture partner informed us that it was no longer providing retail financing for recreation vehicles. The Company recovered its investment of $1,578 upon dissolution.

In November 2008, the Company announced that it would again be providing retail financing for recreation vehicle customers of Thor dealers through the Company’s wholly-owned subsidiary, Thor CC, Inc. (“Thor CC”). The business, which is led by employees of the former joint venture, finances new Thor and used recreation vehicle products sold by our dealers.

On April 5, 2010 Thor selected GMAC Financial Services “GMAC” as the preferred retail finance provider for its retail customers. Thor CC continued to offer retail financing to Thor dealers until GMAC launched its program in May 2010, but has since ceased new loan activity. GMAC is accepting retail financing applications from Thor dealers for both new and used recreation vehicles, and plans to expand nationwide to all Thor dealers by the end of this calendar year.

The Company is in the process of closing Thor CC and has recognized $610 of corporate costs in connection therewith as of April 30, 2010.
15.	Liquidation of Insurance Subsidiary
The Company does not intend to insure any future risks through its insurance subsidiary because of the uncertainty of the timing of the deductibility of the insurance premium. Further, the Company does not believe that the future benefits of the insurance subsidiary, including the risk shifting and risk distribution among the Company’s operating subsidiaries, are in excess of the administrative cost of maintenance. Effective May 31, 2010, the insurance subsidiary was fully liquidated and dissolved and the Company did not incur any losses related to the liquidation.
16.	Concentration of Risk
FreedomRoads, one of our dealers, accounted for 18% of the Company’s recreation vehicle net sales and 15% of its consolidated net sales for the nine months ended April 30, 2010. The loss of this dealer could have a significant effect on the Company’s recreation vehicle business.
17.	Fire at Bus Production Facility
On February 14, 2010, a fire occurred at the northern production facility (the “Facility”) at the Company’s manufacturing site located near Imlay City, Michigan. The Facility is one of the Company’s principal manufacturing locations for its Champion and General Coach America bus lines. The fire resulted in the destruction of a significant portion of the work in process, raw materials and equipment contained in the Facility. There were no reported injuries and the origin of the fire is undetermined. The southern production plant, paint facility and other buildings at the site were not affected by the fire and remain intact. During the third quarter, the Company resumed limited production activities for its Champion and General Coach America buses in the southern manufacturing facility. In addition, the Company has addressed equipment and staffing reallocation. Many employees continue to work out of the southern manufacturing facility and an office building on this site on a temporary basis.
The Company maintains a property and business interruption insurance policy that it believes will provide substantial coverage for the currently foreseeable losses arising from this incident, less up to the first $5,000 representing the Company’s deductible per the policy.
The Company received $9,657 of insurance proceeds as of April 30, 2010. Of these proceeds, $7,340 represents recognized insurance recoveries, net of the deductible, and $2,317 represents advances recorded as deferred revenue in other liabilities. Through April 30, 2010, the cost incurred and insurance recoveries recognized, including $2,824 for business interruption ($708 net of applied deductible), are reflected in our condensed consolidated statements of operations as follows:
Gain on Involuntary Conversion:

Insurance recoveries recognized	$12,340
Deductible	(5,000)
WIP and raw material destroyed	(4,092)
Property and equipment destroyed	(598)
Clean up and other costs	(367)

Gain on Involuntary Conversion	$2,283

The cost incurred to date of reconstructing the Facility and replacing inventory has been accounted for in the normal course of business. The Facility is not expected to be completed and fully operational until September 2010. The Company expects that a.) the replacement cost of the property and equipment will substantially exceed the current carrying costs, and b.) lost profits covered under business interruption and future clean-up and related costs will be reimbursed under the policy, however, an accurate estimate of the remaining potential gain resulting from the involuntary conversion cannot be made at this time.

18.	Acquisition
On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash. The Company believes that SJC is currently the second largest manufacturer of ambulances in the United States. Its brands include McCoy Miller, Marque and Premiere, each of which is sold through a nationwide network of dealers. The Company believes that the ambulance business is a natural fit with Thor’s bus business and has included the operations of SJC in its Buses reportable segment. Under Thor’s ownership, SJC will continue as an independent operation, in the same manner as Thor’s recreation vehicle and bus companies. The operations of SJC are included in the Company’s operating results from the date of its acquisition. Through April 30, 2010, SJC recorded net sales of $5,984 and acquisition costs were not material.
Based on internal and independent external valuations the Company preliminarily allocated the purchase price to the net identifiable assets of SJC as follows:

Net working capital	$7,412
Property, plant and equipment	2,459
Dealer Network	5,230
Goodwill	2,165
Trademarks	2,100
Technology	270
Non-compete	120

$19,756

Amortized intangible assets have a weighted average useful life of 13.4 years. The dealer network will be amortized on a straight line basis over 14 years, and the technology assets and non-compete agreements, will both be amortized on a straight line basis over 5 years. Goodwill and trademarks are not subject to amortization. The entire goodwill balance is tax deductible.
19. Sale of Business
On April 30, 2010, the Company sold its Citair travel trailer and park model business to a former member of Citair’s management. Citair did business in Canada under the names General Coach, Hensall and General Coach, Oliver. The Company recorded a $323 pre-tax loss on the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated, all amounts presented in thousands except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 34%. In the motorized segment of the industry we have a market share of approximately 15%. Our market share in small and mid-size buses is approximately 39%. We also manufacture and sell 30, 35 and 40-foot buses.
On March 1, 2010, we acquired SJC Industries Corp. (“SJC”), a privately held manufacturer of ambulances based in Elkhart, Indiana. We believe that SJC is currently the second largest manufacturer of ambulances in the United States. The operations of SJC are included in the Company’s operating results from the date of its acquisition. We believe the ambulance business is a natural fit with Thor’s bus business and have included the operations of SJC in our buses reportable segment.
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
Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon the profitability of the unit which they manage. Our corporate staff provides financial management, purchasing services, insurance, legal and human resources, risk management, and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and monitored appropriately.
Our RV segment products are sold to dealers who, in turn, retail those products. Our buses segment products are sold through dealers to municipalities and private purchasers such as rental car companies, hotels and rescue squads. We generally do not directly finance dealers but do provide repurchase agreements to make it easier for our dealers to obtain floor plan financing.
On February 14, 2010, a fire resulted in the total loss of our 92,000 square foot Champion/General Coach of America (GCA) north bus production facility. We reacted immediately and consolidated production into our 92,000 square foot south facility, which was unaffected by the fire, and leased a 59,000 square foot facility on a monthly basis. We resumed production on February 25, 2010 and no significant orders were lost due to the fire. A new Champion/GCA plant is being built and is expected to be completed by September, 2010.

In October 2009, we decided to close our General Coach production facility in Oliver, British Columbia and move all General Coach RV and Park Model production to our other General Coach facility in Hensall, Ontario. As of April 30, 2010, all production ceased at the Oliver facility. Related closure costs of approximately $340 and $3,640 were recorded in the three and nine month periods ended April 30, 2010. On April 30, 2010, we sold our Citair travel trailer and park model business to a former member of Citair’s management. Citair did business in Canada under the names General Coach, Hensall and General Coach, Oliver. We recorded a $323 pre-tax loss on the sale.
On November 13, 2009, we reported that Wade F.B. Thompson, our co-founder and former Chairman, President and Chief Executive Officer, passed away. He was succeeded by Peter B. Orthwein, also a co-founder of the Company, to the offices of Chairman, President and Chief Executive Officer. We proceeded with our business uninterrupted.
In the second quarter of fiscal year 2010, we purchased 3,980,000 shares of our common stock at $29.00 per share and held them as treasury stock at a total cost of $115,420. The shares were repurchased by us from the Estate of Wade F.B. Thompson (the “Estate”) in a private transaction. The repurchase transaction was evaluated and approved by members of our Board of Directors who were not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of our common stock outstanding. We used available cash to purchase the shares.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected over the past two years by low consumer confidence, tighter lending practices and the general economic downturn. As a result, retail sales decreased and dealers significantly reduced their inventory levels. However, during the first nine months of fiscal 2010 we have experienced growth in our backlog, sales and margins. Wholesale and retail credit availability has also improved, resulting in significantly less discounting in fiscal 2010 as compared to fiscal 2009.
If retail and wholesale credit availability continues to improve, we expect to see the rebound in sales from dealers ordering units for stock to continue and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A short-term positive indicator for us is reflected in our order backlog, which has increased from $441,446 at April 30, 2009 to $666,788 at April 30, 2010, an increase of $225,342 or 51%. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.
Retail demand is the key to a sustained recovery. While the RVIA cites dealers restocking and an improving trend in RV sales to consumers, it also notes that poor employment and income growth as well as continuing credit constraints could slow the pace of the RV recovery. In addition, commercial credit is still a significant restriction for many dealers and there is concern regarding the slowing of RV dealer restocking. For the towable segment, retail sales as reported by Statistical Surveys, Inc. remained the same for the three months ended March 31, 2010 compared with the same period in 2009. The motorized segment was down approximately 6%. Tighter retail credit and lower consumer confidence appear to affect the motorized segment more severely. The retail price of a towable recreation vehicle is generally about one-fourth that of a motorhome and sales of more expensive recreation vehicles have suffered greater in the recent economic downturn.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. We are starting to witness increases in the cost of our raw materials. Steel, aluminum, and thermoplastic prices have increased and there continues to be upward price pressure on several of our other raw materials. Future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts.
Shipping units to our dealers has become a challenge due to the shortage of RV transporters as a result of the recent increase in industry shipments, and we have recently had to accept freight increases as a result. Transportation delays have also extended the collection cycle in collecting our accounts receivables.
Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association, unit sales of small and mid-sized buses increased 9.1% for the three months ended March 31, 2010 compared with the same period in 2009. Federal stimulus funds have helped the transit industry in the recent economic downturn, however that funding is slowing down and that is expected to have a negative effect on demand for our bus products. Ridership and municipal budgets are reduced and transit agencies’ operating costs are up. This softening has slowed order input at some of our bus operations and we have reduced staff levels in certain locations.
We do not expect the current condition of the U.S. auto industry, including the bankruptcy reorganizations of General Motors and Chrysler, to have a significant impact on our supply of chassis. Supply of chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Three Months Ended April 30, 2010 vs. Three Months Ended April 30, 2009

	Three Months		Three Months
	Ended		Ended		Change	%
	April 30, 2010		April 30, 2009		Amount	Change
NET SALES:
Recreation Vehicles
Towables	$468,002		$264,317		$203,685	77.1
Motorized	91,164		47,724		43,440	91.0

Total Recreation Vehicles	559,166		312,041		247,125	79.2
Buses	121,026		103,431		17,595	17.0

Total	$680,192		$415,472		$264,720	63.7

# OF UNITS:
Recreation Vehicles
Towables	20,978		12,086		8,892	73.6
Motorized	1,278		671		607	90.5

Total Recreation Vehicles	22,256		12,757		9,499	74.5
Buses	1,596		1,551		45	2.9

Total	23,852		14,308		9,544	66.7

	% of Segment			% of Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$71,443	15.3	$34,062	12.9	$37,381	109.7
Motorized	8,133	8.9	1,910	4.0	6,223	325.8

Total Recreation Vehicles	79,576	14.2	35,972	11.5	43,604	121.2
Buses	12,923	10.7	10,475	10.1	2,448	23.4

Total	$92,499	13.6	$46,447	11.2	$46,052	99.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$25,524	5.5	$15,729	6.0	$9,795	62.3
Motorized	4,476	4.9	3,717	7.8	759	20.4

Total Recreation Vehicles	30,000	5.4	19,446	6.2	10,554	54.3
Buses	5,954	4.9	9,244	8.9	(3,290)	(35.6)
Corporate	6,870	—	5,189	—	1,681	32.4

Total	$42,824	6.3	$33,879	8.2	$8,945	26.4

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$45,114	9.6	$18,374	7.0	$26,740	145.5
Motorized	3,640	4.0	(11,514)	(24.1)	15,154	131.6

Total Recreation Vehicles	48,754	8.7	6,860	2.2	41,894	610.7
Buses	9,142	7.6	1,243	1.2	7,899	635.5
Corporate	(5,691)	—	(3,531)	—	(2,160)	(61.2)

Total	$52,205	7.7	$4,572	1.1	$47,633	1,041.8

	As of	As of	Change
	April 30, 2010	April 30, 2009	Amount	%
ORDER BACKLOG:
Recreation Vehicles
Towables	$370,779	$180,075	$190,704	105.9
Motorized	76,692	33,287	43,405	130.4

Total Recreation Vehicles	447,471	213,362	234,109	109.7
Buses	219,317	228,084	(8,767)	(3.8)

Total	$666,788	$441,446	$225,342	51.0

CONSOLIDATED
Net sales and gross profit for the three months ended April 30, 2010 increased 63.7% and 99.1%, respectively, compared to the three months ended April 30, 2009. Selling, general and administrative expenses for the three months ended April 30, 2010 increased 26.4% compared to the three months ended April 30, 2009. Income before income taxes for the three months ended April 30, 2010 was $52,205 as compared to income before income taxes for three months ended April 30, 2009 of $4,572. Income before income taxes for the three months ended April 30, 2010 included $2,283 of net gain on involuntary conversion related to the fire at our Champion bus facility and $500 of trademark impairment in our towable reportable segment. Income before income taxes for the three months ended April 30, 2009 included an impairment of goodwill of $9,717 in the motorized reportable segment. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses increased $1,681 to $6,870 for the three months ended April 30, 2010 compared to $5,189 for the three months ended April 30, 2009. Of the increase of $1,681, $610 was related to costs incurred in conjunction with the closure of Thor CC, $386 was related to costs associated with the SJC acquisition, and the remaining increase was primarily due to increased salaries and bonuses based on profitability.
Corporate interest income and other income was $1,179 for the three months ended April 30, 2010 compared to $930 for the three months ended April 30, 2009. The increase of $249 is primarily due to increased interest income on our notes receivable, partially offset by a decrease in interest income due to lower investment balances, lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned. The Corporate loss before income taxes of $3,531 for the three months ended April 30, 2009 also includes the net appreciation of auction rate securities of $728.
The overall effective income tax rate for the three months ended April 30, 2010 was 34.7% compared with 54.0% for the three months ended April 30, 2009. The primary reason for the difference in the overall effective income tax rate is the relationship between the lower pre-tax income relative to certain permanent financial accounting to taxable income adjustments, the settlement of a state tax audit, and adjustments to uncertain tax positions for the three months ended April 30, 2009 as compared to the three months ended April 30, 2010. This impact was partially offset by the expiration of the federal research and experimentation credit as of December 31, 2009. The overall effective income tax rate for the three months ended April 30, 2010 reflects less income tax benefit from this credit as compared to the three months ended April 30, 2009.
Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the three months ended April 30, 2010 vs. the three months ended April 30, 2009:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Net Sales	April 30, 2009	Net Sales	Amount	Change

NET SALES:
Towables
Travel Trailers	$244,359	52.2	$132,610	50.2	$111,749	84.3
Fifth Wheels	212,301	45.4	120,958	45.8	91,343	75.5
Other	11,342	2.4	10,749	4.0	593	5.5

Total Towables	$468,002	100.0	$264,317	100.0	$203,685	77.1

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Shipments	April 30, 2009	Shipments	Amount	Change

# OF UNITS:
Towables
Travel Trailers	13,810	65.8	7,771	64.3	6,039	77.7
Fifth Wheels	6,805	32.5	3,955	32.7	2,850	72.1
Other	363	1.7	360	3.0	3	.8

Total Towables	20,978	100.0	12,086	100.0	8,892	73.6

Impact Of Change In Price On Net Sales:

%
Increase
Towables
Travel Trailer	6.6%
Fifth Wheel	3.4%
Other	4.7%
Total Towables	3.5%
The increase in towables net sales of 77.1% resulted from a 73.6% increase in unit shipments and a 3.5% increase in the impact of the change in the net price per unit resulting from reduced discounting and changes in mix of products. Higher priced units are recovering as compared to the same period a year ago. The overall total towables impact of change in price of 3.5% is less than the increases by individual category due to the increased concentration of lower priced travel trailer sales, which reduces the total towables impact of change in price.

The overall industry increase in wholesale unit shipment of towables for February, March and April 2010 compared to the same period last year was 88% according to statistics published by the Recreation Vehicle Industry Association (the “RVIA”). The difference between our increase in unit sales of 73.6% and the RVIA reported increase of 88% is primarily due to timing as our market share has remained fairly consistent compared to the same period last year.
Cost of products sold increased $166,304 to $396,559 or 84.7% of towable net sales for the three months ended April 30, 2010 compared to $230,255 or 87.1% of towable net sales for the three months ended April 30, 2009. The change in material, labor, freight-out and warranty comprised $161,722 of the $166,304 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 79.1% for the three months ended April 30, 2010 and 78.8% for the three months ended April 30, 2009. Manufacturing overhead as a percentage of towable net sales decreased from 8.3% to 5.6% due to the significant increase in production, resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $37,381 to $71,443 or 15.3% of towable net sales for the three months ended April 30, 2010 compared to $34,062 or 12.9% of towable net sales for the three months ended April 30, 2009. The increase was due to the combination of significantly increased sales and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $25,524 or 5.5% of towable net sales for the three months ended April 30, 2010 compared to $15,729 or 6.0% of towable net sales for the three months ended April 30, 2009. The primary reason for the $9,795 increase in selling, general and administrative expenses was increased towable net sales and income before taxes, which caused related commissions, bonuses, other compensation and payroll taxes to increase by $8,996. Other compensation also increased $340 for severance costs related to the closure of General Coach, Oliver. In addition, advertising expenses also increased $290.
Towable income before income taxes increased to 9.6% of towable net sales for the three months ended April 30, 2010 compared to 7.0% of towable net sales for the three months ended April 30, 2009. The primary factor for this increase was the increased gross profit on the 77.1% increase in towable net sales. Towable income before income taxes for the three months ended April 30, 2010 includes $500 of trademark impairment.

MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the three months ended April 30, 2010 vs. the three months ended April 30, 2009:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Net Sales	April 30, 2009	Net Sales	Amount	Change

NET SALES:
Motorized
Class A	$48,925	53.7	$20,376	42.7	$28,549	140.1
Class C	38,368	42.1	25,516	53.5	12,852	50.4
Class B	3,871	4.2	1,832	3.8	2,039	111.3

Total Motorized	$91,164	100.0	$47,724	100.0	$43,440	91.0

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Shipments	April 30, 2009	Shipments	Amount	Change

# OF UNITS:
Motorized
Class A	499	39.0	200	29.8	299	149.5
Class C	731	57.2	445	66.3	286	64.3
Class B	48	3.8	26	3.9	22	84.6

Total Motorized	1,278	100.0	671	100.0	607	90.5

Impact of Change In Price On Net Sales:

%
Increase/(Decrease)
Motorized
Class A	(9.4)%
Class C	(13.9)%
Class B	26.7%
Total Motorized	.5%
The increase in motorized net sales of 91.0% resulted from a 90.5% increase in unit shipments and a .5% increase in the impact of the change in the net price per unit. Within the Class A and C product lines, demand is currently trending toward the lower to more moderately priced models, but the effects of this trend have been partially offset by decreased sales discounts. The total motorized impact of change in price of .5% reflects an increase as compared to the individual Class A and Class C category decreases due to the significantly increased concentration of the higher priced Class A units, which increases the total motorized impact in change in price. The overall market increase in wholesale unit shipments of motorhomes was 152% for the three month period of February, March and April 2010 compared to the same period last year according to statistics published by the RVIA. The difference between our increase in unit sales of 90.5% and the RVIA reported increase of 152% is primarily due to timing as our market share has remained fairly consistent compared to the same period last year.

Cost of products sold increased $37,217 to $83,031 or 91.1% of motorized net sales for the three months ended April 30, 2010 compared to $45,814 or 96.0% of motorized net sales for the three months ended April 30, 2009. The change in material, labor, freight-out and warranty comprised $38,024 of the $37,217 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of motorized net sales increased to 85.8% from 84.6%. This increase is due to an overall net increase in total material costs, resulting from a LIFO charge to operations for the three months ended April 30, 2010 as compared with a favorable LIFO liquidation benefit in the three months ended April 30, 2009. This increase was partially offset by a reduction in sales discounts, which increases net sales and therefore lowers the variable cost percentages, as well as improved labor efficiencies as a result of volume increases. Manufacturing overhead as a percentage of motorized net sales decreased to 5.3% from 11.4% due to the increase in unit production resulting in higher absorption of fixed wages and overhead costs, and due to the resultant benefits of prior year cost reduction initiatives.
Motorized gross profit increased $6,223 to $8,133 or 8.9% of motorized net sales for the three months ended April 30, 2010 compared to $1,910 or 4.0% of motorized net sales for the three months ended April 30, 2009. The increase in margin was due to a combination of significant sales increases, decreased discounts from unit list prices, decreased wholesale and retail incentives provided to customers and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $4,476 or 4.9% of motorized net sales for the three months ended April 30, 2010 compared to $3,717 or 7.8% of motorized net sales for the three months ended April 30, 2009. The increase of $759 was primarily due to increased motorized net sales and income before taxes, which caused related commissions, bonuses, other compensation and payroll taxes to increase by $996. This increase was partially offset by a decrease of $153 in vehicle repurchase activity due to improved market conditions.
Motorized income before income taxes was 4.0% of motorized net sales for the three months ended April 30, 2010 and a loss before income taxes of 24.1% of motorized net sales for the three months ended April 30, 2009. The primary factor for this increase was the improved gross profit on increased motorized net sales and the reduction in the cost of products sold as a percentage of net motorized sales as discussed above. Also, in the three months ended April 30, 2009, a write off of goodwill of $9,717 was recognized.

BUSES
Analysis of change in net sales for the three months ended April 30, 2010 vs. the three months ended April 30, 2009:

	Three Months	Three Months
	Ended	Ended
	April 30, 2010	April 30, 2009	Change	% Change
Net Sales	$121,026	$103,431	$17,595	17.0
# of Units	1,596	1,551	45	2.9
Impact of Change in Price on Net Sales				14.1
The increase in buses net sales of 17.0% resulted from a 2.9% increase in unit shipments and a 14.1% increase in the impact of the change in the net price per unit, resulting primarily from a greater concentration of high end product and more favorable pricing due to fewer competitors in that market. Recently acquired SJC accounted for $5,984 of the increase in net sales. In particular, the U.S. government’s emphasis on mass transportation in the American Recovery and Reinvestment Act (the “ARRA”) stimulus package enabled us to secure more sales of our larger higher priced buses.
Cost of products sold increased $15,147 to $108,103 or 89.3% of buses net sales for the three months ended April 30, 2010 compared to $92,956 or 89.9% of buses net sales for the three months ended April 30, 2009. Material, labor, freight-out and warranty increased $13,957, but as a percentage of buses net sales decreased to 82.3% from 82.9%. This decrease in percentage of cost of products sold was due to higher margin product mix and better pricing and procurement. Manufacturing overhead increased $1,190 primarily due to the increase in volume, but manufacturing overhead as a percentage of buses net sales remained constant at 7.0%.
Buses gross profit increased $2,448 to $12,923 or 10.7% of buses net sales for the three months ended April 30, 2010 compared to $10,475 or 10.1% of buses net sales for the three months ended April 30, 2009. The increase was due to the additional margin realized on increased sales of higher margin products as discussed above.
Selling, general and administrative expenses were $5,954 or 4.9% of buses net sales for the three months ended April 30, 2010 compared to $9,244 or 8.9% of buses net sales for the three months ended April 30, 2009. The primary reason for the $3,290 decrease in selling, general and administrative expenses was a $3,992 decrease in self insurance reserves. In addition, litigation settlement expenses decreased $743. These decreases were partially offset by the effects of increased net sales and increased income before income taxes, which caused related commissions, bonuses and other compensation to increase $1,120.
Buses income before income taxes was 7.6% of buses net sales for the three months ended April 30, 2010 compared to 1.2% for the three months ended April 30, 2009. This increase is primarily due to the increases in buses net sales and corresponding gross profit as discussed above, the decrease in selling, general and administrative expenses noted above, and $2,283 of net gain on involuntary conversion recorded related to the fire at our Champion facility.

Nine months ended April 30, 2010 vs. Nine months ended April 30, 2009

	Nine Months Ended		Nine Months Ended		Change	%
	April 30, 2010		April 30, 2009		Amount	Change
NET SALES:
Recreation Vehicles
Towables	$1,090,842		$664,517		$426,325	64.2
Motorized	194,049		112,499		81,550	72.5

Total Recreation Vehicles	1,284,891		777,016		507,875	65.4
Buses	327,878		303,956		23,922	7.9

Total	$1,612,769		$1,080,972		$531,797	49.2

# OF UNITS:
Recreation Vehicles
Towables	49,063		29,732		19,331	65.0
Motorized	2,569		1,419		1,150	81.0

Total Recreation Vehicles	51,632		31,151		20,481	65.7
Buses	4,589		4,648		(59)	(1.3)

Total	56,221		35,799		20,422	57.0

	% of Segment			% of Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$159,178	14.6	$68,799	10.4	$90,379	131.4
Motorized	16,272	8.4	(2,501)	(2.2)	18,773	750.6

Total Recreation Vehicles	175,450	13.7	66,298	8.5	109,152	164.6
Buses	36,816	11.2	28,369	9.3	8,447	29.8

Total	$212,266	13.2	$94,667	8.8	$117,599	124.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$64,423	5.9	$47,880	7.2	$16,543	34.6
Motorized	11,172	5.8	15,603	13.9	(4,431)	(28.4)

Total Recreation Vehicles	75,595	5.9	63,483	8.2	12,112	19.1
Buses	15,095	4.6	17,906	5.9	(2,811)	(15.7)
Corporate	17,988	—	16,863	—	1,125	6.7

Total	$108,678	6.7	$98,252	9.1	$10,426	10.6

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$93,397	8.6	$21,197	3.2	$72,200	340.6
Motorized	5,056	2.6	(28,405)	(25.2)	33,461	117.8

Total Recreation Vehicles	98,453	7.7	(7,208)	(0.9)	105,661	1,465.9
Buses	23,755	7.2	10,263	3.4	13,492	131.5
Corporate	(13,497)	—	(13,184)	—	(313)	(2.4)

Total	$108,711	6.7	$(10,129)	(0.9)	$118,840	1,173.3

CONSOLIDATED
Net sales and gross profit for the nine months ended April 30, 2010 increased 49.2% and 124.2%, respectively, compared to the nine months ended April 30, 2009. Selling, general and administrative expenses for the nine months ended April 30, 2010 increased $10,426, or 10.6%, compared to the nine months ended April 30, 2009. Income before income taxes for the nine months ended April 30, 2010 was $108,711 as compared to a loss before income taxes for the nine months ended April 30, 2009 of $10,129. Income before income taxes for the nine months ended April 30, 2010 included $2,283 of net gain on involuntary conversion related to the fire at out Champion bus facility and $500 of trademark impairment in our towable reportable segment. Income before income taxes for the nine months ended April 30, 2009 included an impairment of goodwill and trademarks of $10,281 in the motorized reportable segment. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses increased $1,125 to $17,988 for the nine months ended April 30, 2010 compared to $16,863 for the nine months ended April 30, 2009. Of the increase of $1,125, $610 related to costs incurred in conjunction with the impending closure of Thor CC and $386 of costs associated with the purchase of SJC. The remaining increase is primarily due to increases in salaries and bonuses, partially offset by reductions in insurance and professional service costs.
Corporate interest income and other income was $4,491 for the nine months ended April 30, 2010 compared to $4,804 for the nine months ended April 30, 2009. The decrease of $313 is primarily due to a decrease in interest income of $344, due to lower investment balances, lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned, partially offset by increased interest on our notes receivable. Also, the Corporate loss of $13,184 for the nine months ended April 30, 2009 includes the net impairment of auction rate securities of $1,125.
The overall effective income tax rate for the nine months ended April 30, 2010 was 36.1% compared with 24.6% for the nine months ended April 30, 2009. The primary reason for the difference was the result of the Company recording an increased benefit from the qualified alternative fuel credit for manufactured buses, finalization of a state tax audit and adjustments to uncertain tax positions for the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2010. Additionally, due to the expiration of the federal research and experimentation credit as of December 31, 2009, the overall effective income tax rate for the nine months ended April 30, 2010 reflects less income tax benefit from this credit as compared to the nine months ended April 30, 2009.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the nine months ended April 30, 2010 vs. the nine months ended April 30, 2009:

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Net Sales	April 30, 2009	Net Sales	Amount	Change

NET SALES:
Towables
Travel Trailers	$560,216	51.3	$323,844	48.7	$236,372	73.0
Fifth Wheels	507,105	46.5	311,043	46.8	196,062	63.0
Other	23,521	2.2	29,630	4.5	(6,109)	(20.6)

Total Towables	$1,090,842	100.0	$664,517	100.0	$426,325	64.2

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Shipments	April 30, 2009	Shipments	Amount	Change

# OF UNITS:
Towables
Travel Trailers	31,989	65.2	18,709	62.9	13,280	71.0
Fifth Wheels	16,349	33.3	10,062	33.9	6,287	62.5
Other	725	1.5	961	3.2	(236)	(24.6)

Total Towables	49,063	100.0	29,732	100.0	19,331	65.0

Impact Of Change In Price On Net Sales:

%
Increase /(Decrease)
Towables
Travel Trailer	2.0%
Fifth Wheel	.5%
Other	4.0%
Total Towables	(.8)%
The increase in towables net sales of 64.2% resulted from a 65.0% increase in unit shipments offset by an overall .8% decrease in the impact of the change in the net price per unit, resulting primarily from the mix of product trending slightly towards the lower priced travel trailer products, which reduces the total towables impact of change in price, and a reduction in freight revenue per unit. These factors were partially offset by reduced discounting.
The overall industry increase in wholesale unit shipments of towables for August 2009 through April 2010 compared to the same period last year was 68% according to statistics published by the RVIA. Cost of products sold increased $335,946 to $931,664 or 85.4% of towable net sales for the nine months ended April 30, 2010 compared to $595,718 or 89.6% of towable net sales for the nine months ended April 30, 2009. The change in material, labor, freight-out and warranty comprised $327,803 of the $335,946 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 79.1% for the nine months ended April 30, 2010 and 80.4% for the nine months ended April 30, 2009. This decrease as a percentage of towable net sales is due to a reduction in discounting, which increases net sales and lowers the material percentage, and a reduction in freight delivery costs as a percentage of towable net sales. Better procurement procedures also helped reduce material costs. Manufacturing overhead increased $8,143 due to volume increases, but as a percentage of towable net sales decreased from 9.2% to 6.3% due to the increase in production resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $90,379 to $159,178 or 14.6% of towable net sales for the nine months ended April 30, 2010 compared to $68,799 or 10.4% of towable net sales for the nine months ended April 30, 2009. The increase was due to the combination of increased sales and decreased discounts from unit list prices, decreased wholesale and retail incentives provided to customers and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $64,423 or 5.9% of towable net sales for the nine months ended April 30, 2010 compared to $47,880 or 7.2% of towable net sales for the nine months ended April 30, 2009. The primary reason for the $16,543 increase in selling, general and administrative expenses was increased towable net sales and income before taxes, which caused related commissions, bonuses, and other compensation to increase by $17,258. Other compensation also increased $1,781 for costs recognized related to the closure of General Coach, Oliver. These increases were partially offset by decreased costs of $2,229 related to reduced vehicle repurchase activity.
Towables income before income taxes increased to 8.6% of towable net sales for the nine months ended April 30, 2010 from 3.2% of towable net sales for the nine months ended April 30, 2009. The primary factor for this increase was the increased gross profit on the 64.2% increase in towable net sales. Towables income before income taxes for the nine months ended April 30, 2010 includes $500 of trademark impairment.

MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the nine months ended April 30, 2010 vs. the nine months ended April 30, 2009:

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Net Sales	April 30, 2009	Net Sales	Amount	Change

NET SALES:
Motorized
Class A	$115,163	59.3	$63,526	56.5	$51,637	81.3
Class C	67,467	34.8	42,323	37.6	25,144	59.4
Class B	11,419	5.9	6,650	5.9	4,769	71.7

Total Motorized	$194,049	100.0	$112,499	100.0	$81,550	72.5

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2010	Shipments	April 30, 2009	Shipments	Amount	Change

# OF UNITS:
Motorized
Class A	1,184	46.1	627	44.2	557	88.8
Class C	1,239	48.2	707	49.8	532	75.2
Class B	146	5.7	85	6.0	61	71.8

Total Motorized	2,569	100.0	1,419	100.0	1,150	81.0

Impact of Change In Price On Net Sales:

%
Increase/(Decrease)
Motorized
Class A	(7.5)%
Class C	(15.8)%
Class B	(.1)%
Total Motorized	(8.5)%
The increase in motorized net sales of 72.5% resulted from an 81.0% increase in unit shipments offset by an 8.5% decrease in the impact of the change in the net price per unit. Within the Class A and C product lines, demand is currently trending toward the lower to moderately priced models, with the effects of this trend being somewhat offset by decreased sales discounts. The overall market increase in wholesale unit shipments of motorhomes was 53% for the nine month period of August 2009 through April 2010 compared to the same period last year according to statistics published by the RVIA.
Cost of products sold increased $62,777 to $177,777 or 91.6% of motorized net sales for the nine months ended April 30, 2010 compared to $115,000 or 102.2% of motorized net sales for the nine months ended April 30, 2009. The change in material, labor, freight-out and warranty comprised $65,436 of the $62,777 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of motorized net sales decreased to 84.9% from 88.4%. The decrease as a percentage of motorized net sales is due to a reduction in discounting, which increased net sales and lowers the material percentage, improved labor efficiencies as a result of volume increases and decreased warranty costs due to product enhancements and improvements in the past year. Manufacturing overhead costs decreased $2,659 due to more favorable employee self insurance experience and additional plant rearrangement cost incurred in the prior year. Manufacturing overhead as a percentage of motorized net sales decreased to 6.7% from 13.8% due to the increase in unit production resulting in higher absorption of fixed wages and overhead costs, lower employee insurance costs, and the resulting benefits of prior year cost reduction initiatives.
Motorized gross profit increased $18,773 to $16,272 or 8.4% of motorized net sales for the nine months ended April 30, 2010 compared to a gross loss of $2,501 or 2.2% of motorized net sales for the nine months ended April 30, 2009. The increase in margin was due to the significant 72.5% increase in sales, reduced discounting and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $11,172 or 5.8% of motorized net sales for the nine months ended April 30, 2010 compared to $15,603 or 13.9% of motorized net sales for the nine months ended April 30, 2009. The decrease of $4,431 was primarily due to a $2,854 reduction in legal and settlement costs, a decrease of $1,482 related to reduced vehicle repurchase activity, and a $525 reduction in advertising and selling related costs.
Motorized income before income taxes was 2.6% of motorized net sales for the nine months ended April 30, 2010 and a loss before income taxes of 25.2% of motorized net sales for the nine months ended April 30, 2009. The primary factor for this increase was the improved gross profit on increased motorized net sales and labor and production efficiency improvements, combined with the cost reductions as a percentage of motorized net sales described above. In addition, the results for the nine months ended April 30, 2009 included $10,281 of impairments of goodwill and trademarks.
BUSES
Analysis of change in net sales for the nine months ended April 30, 2010 vs. the nine months ended April 30, 2009:

	Nine Months	Nine Months
	Ended	Ended		%
	April 30, 2010	April 30, 2009	Change	Change
Net Sales	$327,878	$303,956	$23,922	7.9
# of Units	4,589	4,648	(59)	(1.3)
Impact of Change in Price on Net Sales				9.2
The increase in buses net sales of 7.9% resulted from a 9.2% increase in the impact of the change in the net price per unit resulting primarily from a greater concentration of high end product and more favorable pricing due to fewer competitors in that market offset by a 1.3% decrease in unit shipments. Recently acquired SJC accounted for $5,984 of the increase in net sales. In addition, the U.S. government’s emphasis on mass transportation in the ARRA stimulus package also enabled us to secure more sales of our larger higher priced buses.
Cost of products sold increased $15,475 to $291,062 or 88.8% of buses net sales for the nine months ended April 30, 2010 compared to $275,587 or 90.7% of buses net sales for the nine months ended April 30, 2009. The increase in material, labor, freight-out and warranty represents $16,462 of the $15,475 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 82.0% from 83.0%. This decrease in percentage of cost of products sold was due to higher margin product mix and better pricing and procurement. The increase in material, labor, freight-out and warranty was offset by a decrease in manufacturing overhead of $987, with $1,404 attributable to more favorable employee insurance experience, which caused manufacturing overhead to decrease to 6.8% from 7.7% as a percentage of buses net sales.
Buses gross profit increased $8,447 to $36,816 or 11.2% of buses net sales for the nine months ended April 30, 2010 compared to $28,369 or 9.3% of buses net sales for the nine months ended April 30, 2009. The increase was due to the additional margin realized on increased sales of higher margin products as discussed above.
Selling, general and administrative expenses were $15,095 or 4.6% of buses net sales for the nine months ended April 30, 2010 compared to $17,906 or 5.9% of buses net sales for the nine months ended April 30, 2009. The primary reason for the $2,811 decrease in selling, general and administrative expenses was a reduction in self insurance costs of $3,988 due to one large claim in fiscal 2009. In addition, litigation settlement expense decreased $788. These decreases were partially offset by increased gross profit, which drove up income before income taxes and caused related bonuses, other compensation and payroll taxes to increase $1,790.
Buses income before income taxes was 7.2% of buses net sales for the nine months ended April 30, 2010 compared to 3.4% of buses net sales for the nine months ended April 30, 2009. This increase is primarily due to the increases in buses net sales and corresponding gross profit as discussed above and $2,283 of net gain on involuntary conversion recorded related to the fire at our Champion facility.
Financial Condition and Liquidity
As of April 30, 2010, we had $80,638 in cash and cash equivalents compared to $221,684 on July 31, 2009. The decrease is primarily due to the purchase in the second quarter of shares of common stock held as treasury stock of $115,420, the payment of cash dividends of $38,806 and our acquisition of SJC for a purchase price of $19,756.
Short-term and long-term investments net of temporary impairments totaled $76,360 as of April 30, 2010 and $120,578 as of July 31, 2009. These investments were comprised of auction rate securities, or ARS, and included Put Rights related to our ARS. In the nine months ended April 30, 2010, $44,200 of our ARS were sold at par. Reference is made to Note 7 to our condensed consolidated financial statements contained elsewhere in this report for a description of developments related to our investments in ARS.
Working capital at April 30, 2010 was $306,708 compared to $419,544 at July 31, 2009. The decrease is primarily due to the reduction of cash and cash equivalents described above. We have no long-term debt. Capital expenditures of approximately $8,211 for the nine months ended April 30, 2010 were made primarily to purchase land and buildings to expand our towable operations, upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2010 of approximately $8,600. These expenditures will be made primarily for replacing buildings and equipment at our Champion facility that were destroyed in the fire, and upgrading machinery and equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.
Operating Activities
Net cash used in operating activities for the nine months ended April 30, 2010 was $1,186 compared to net cash provided by operating activities of $2,071 for the nine months ended April 30, 2009. The combination of improved net income resulting from higher sales and margins, and non-cash items (primarily depreciation, amortization, deferred income taxes and asset dispositions) provided $74,804 of operating cash for the nine months ended April 30, 2010 compared to $14,094 in the prior year period. However, this was offset by increased receivables, inventories and payables due to increased backlog, production and revenues. Floor plan lender approval and RV transportation delays have both slowed our accounts receivable collection cycle, and inventories have also increased in part due to accelerated procurement of certain chassis, transmissions and related components in anticipation of changes in emission standards. In the first nine months of fiscal 2009 working capital cash consumption was $12,023 as a result of the lower volume of sales.
Investing Activities
Net cash provided by investing activities of $14,100 for the nine months ended April 30, 2010 was primarily due to ARS sales of $44,200 at par and $4,958 of proceeds from disposition of assets, partially offset by a $10,000 note receivable transaction, $19,756 used to acquire a new operating subsidiary (SJC), and $8,211 of capital expenditure. Of the capital expenditures, $4,008 was for the purchase of land and buildings to expand our towable operations in Oregon. During the nine months ended April 30, 2009, net cash used by investing activities of $714 was due to ARS redemptions of $10,000 at par, $2,785 of proceeds on disposition of assets and $1,578 of proceeds on dissolution of a joint venture, offset by capital spending of $5,077 and a note receivable transaction of $10,000. See Note 13 of our condensed consolidated financial statements contained elsewhere in this report for a description of the note receivable transaction.
Financing Activities
Net cash used in financing activities of $154,210 for the nine months ended April 30, 2010 was related to the repurchase of 3,980,000 shares of common stock of the Company for $115,420 and for dividend payments of $38,806. See Note 6 to our condensed consolidated financial statements contained elsewhere in this report for a description of the share repurchase transaction. The Company paid a regular quarterly $.07 per share dividend in each of the first three quarters of fiscal 2010 and a special $.50 per share dividend in October 2009 totaling $38,806. During the nine months ended April 30, 2009, net cash used in financing activities of $11,616 was primarily for dividend payments of $11,643.
Critical Accounting Principles
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that among our accounting policies, the following may involve a higher degree of judgments, estimates and complexity:
Impairment of Goodwill, Trademarks and Long-Lived Assets
At least annually, we review the carrying amount of our goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed using estimates of future cash flows. If the carrying amount of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying amount of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We determine the liability for workers’ compensation claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of April 30, 2010, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.
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
Certain shipments are sold to customers under cash on delivery (“COD”) terms. The Company recognizes revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made by dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floor plan lenders. On average, the Company receives payments from floor plan lenders on products sold to dealers within 15 days of the invoice date.
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
Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 amends ASC 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, a company must perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 may have on our consolidated financial statements.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation by the Audit Committee of the Board of Directors and the Securities and Exchange Commission’s (the “SEC”) requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2009 and Part II, Item 1A of this report. We disclaim any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign currency related to our operations in Canada. However, because of the small size of our Canadian operations, a hypothetical 10% change in the Canadian dollar as compared to the U.S. dollar would not have a significant impact on our financial position or results of operations. We are also exposed to market risks related to interest rates because of our investments in debt securities. A hypothetical 10% change in interest rates would not have a significant impact on our financial position or results of operations.
Reference is made to Note 7 to our condensed consolidated financial statements contained elsewhere in this report for a description of developments related to our investments in ARS.
ITEM 4. CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosures.
During the three months ended on April 30, 2010, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in fiscal year 2006 and fiscal year 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We have cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and civil monetary penalties. We are currently discussing the terms of a possible settlement of this matter with the SEC staff, however, there can be no assurance that a settlement will be reached.
The Company has been named in approximately 565 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). In this regard, the Company is a party to two companion lawsuits pending in Jefferson County, Texas which were brought against it and its affiliates, each of which arises from a March 29, 2006 crash of a bus manufactured by a subsidiary of the Company. The cases were filed in the 172nd State District Court on January 30, 2008 and in the 60th State District Court on March 28, 2008. At the time of the crash, the bus was transporting a Beaumont, Texas high school girls’ soccer team to a playoff game. Two girls died in the crash, as many as nine others were seriously injured, and the remainder of the girls, their two coaches, and the bus driver sustained less serious physical injuries. The plaintiffs in these two cases generally allege negligence and product liability claims including that the bus was not crashworthy, that the bus was unreasonably dangerous, and that the design and manufacture of the bus and its component parts was defective. The plaintiffs seek unspecified damages for wrongful death, past and future physical pain and suffering, past and future mental anguish, past and future physical disfigurement, past and future physical impairment, past and future medical and health care expenses, past and future loss of earning capacity, past and future loss of parental companionship and society, as well as exemplary damages, costs of court, and pre-judgment and post-judgment interest. Additionally, the Company has received requests for indemnification and tenders of defense from the bus chassis supplier and the distributor of the bus. Although written discovery has been exchanged in the matter and dozens of depositions have been taken of the plaintiffs, the bus driver, and some of the plaintiffs’ experts, among others, a significant amount of discovery remains. At the mediation of the cases on June 15, 2010, a tentative complete settlement of both cases was reached, subject to the written approval of all the plaintiffs within 30 days. The matter is set for trial October 4, 2010. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
Following our announcement on June 10, 2010 that the filing of our Quarterly Report on Form 10-Q for the period ended April 30, 2010 would be delayed, a lawsuit was filed against us and our officers, Peter B. Orthwein and Christian G. Farman, on June 25, 2010 in the United States District Court for the Southern District of Ohio – Dayton Division. The lawsuit was filed by Teamsters Allied Benefit Funds, individually and purportedly on behalf of a class of all those who purchased or acquired the Company’s common stock between November 30, 2009 and June 10, 2010. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In particular, the lawsuit alleges that the Company made false and misleading statements in its SEC filings and press releases regarding its financial condition, profitability, accounting practices and internal controls. Specifically, plaintiff claims that the Company misled shareholders by making loans to its dealers that masked the profitability of its various divisions and by improperly accounting for repurchase reserves relating to agreements with lenders for its dealers. It further contends that the Company failed to disclose that it lacked proper internal controls to effectively account for such transactions. The plaintiff alleges that on June 10, 2010, the Company revealed the truth by disclosing that the annual and quarterly results for fiscal 2009 and part of fiscal 2010 may need to be restated due to reevaluation of the accounting related to these transactions. The Company’s evaluation of these transactions did not result in any changes to previously taken accounting positions. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.
1. The following risk factor is hereby deleted in its entirety:
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
2. The risk factor entitled “Certain of our notes may have collectability risk” is hereby amended and restated in its entirety as follows:
Certain of our notes may have collectability risk.
In January 2009 we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan matures on January 15, 2014 and the second loan matures on June 30, 2012. In addition, in December 2009, we entered into a credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “Third Loan Borrowers”), pursuant to which we made a $10,000 loan to the Third Loan Borrowers that matures on December 22, 2014. The Borrowers and the Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”) the parent company of FreedomRoads, LLC, our largest dealer. While we believe that the notes receivable from the Borrowers and the Third Loan Borrowers are collectible, deterioration in the liquidity or credit worthiness of the Borrowers or the Third Loan Borrowers could impact the collectability of the notes receivable.
3. The risk factor entitled “We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements and related matters” is hereby amended and restated in its entirety as follows:
We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements and related matters.
As previously announced, in connection with an internal review of our Dutchmen Manufacturing, Inc. operating subsidiary in fiscal 2007, we promptly and voluntarily informed the SEC of the Audit Committee’s independent investigation, and have from time to time responded to SEC staff requests for additional information in connection with the staff’s investigation. We have cooperated fully with the SEC. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and civil monetary penalties. We are currently discussing the terms of a possible settlement of this matter with the SEC staff, however, there can be no assurance that a settlement will be reached.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	First Amendment to By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated March 16, 2010).

10.1*	Memorandum from Peter B. Orthwein regarding compensation for Ronald Fenech, dated April 23, 2010.

10.2*	Stock Option Agreement between the Company and Ronald Fenech, dated April 28, 2010.

10.3	Stock Purchase Agreement by and among Christopher J. Graff, SJC Industries Corp. and the Company, dated March 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 1, 2010).

10.4	Non-Competition Agreement by and between Christopher J. Graff and the Company, dated March 1, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 1, 2010)

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: July 1, 2010	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President and Chief Executive Officer

DATE: July 1, 2010	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer and Chief Financial Officer