Form 10-K
period 2010-07-31
THOR INDUSTRIES INC
filed 2010-09-29
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010, Commission File Number 1-9235
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 29, 2010 was $1,069,877,718 based on the closing price of the registrant’s common shares on January 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2009 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 15, 2010 was 51,461,510.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 7, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I
Unless otherwise indicated, all amounts presented in thousands except units, square feet, share and per share data.

ITEM 1.	BUSINESS
General Development of Business
Our company was founded in 1980 and manufactures and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334 and our telephone number is (937) 596-6849. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our”, and “us” refer to Thor Industries, Inc. and its subsidiaries.
Our principal recreation vehicle operating subsidiaries were Airstream, Inc. (Airstream), CrossRoads RV (CrossRoads), Dutchmen Manufacturing, Inc. (Dutchmen), Four Winds International, Inc. (Four Winds), Keystone RV Company (Keystone), Komfort Corp. (Komfort), Citair, Inc. (Citair), and Damon Corporation (Damon). Our principal bus operating subsidiaries were Champion Bus, Inc. (Champion), General Coach America, Inc., (General Coach), ElDorado National California, Inc. (ElDorado California), ElDorado National Kansas, Inc. (ElDorado Kansas), Goshen Coach, Inc. (Goshen Coach) and SJC Industries, Corp. (SJC).
On March 1, 2010, we acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 in future cash obligations for a total purchase price of $20,081. We believe that SJC is currently the second largest manufacturer of ambulances in the United States. We believe that the ambulance business is a natural fit with our bus business and have included the operations of SJC in our Buses reportable segment.
On April 30, 2010, we sold our Citair travel trailer and park model business to a former member of Citair’s management. Citair did business in Canada under the names General Coach, Hensall and General Coach, Oliver. We recorded a $323 pre-tax loss on the sale.
Effective September 8, 2010, the operations of Damon and Four Winds were combined to form Thor Motor Coach. The combination of these operations is intended to help our dealers (and retail customers) by building strong brands supported by a strong name. This new structure will allow the motorized group to leverage the Thor name, which is known for strength and stability, and to focus on its value oriented individual brands.
On September 16, 2010, we acquired 100% of Towables Holdings, Inc., the parent company of Heartland Recreation Vehicles, LLC (“Heartland”) pursuant to a stock purchase agreement for $99,562 in cash, subject to adjustment, and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland will continue as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations will be included in our Towables reportable segment.
The acquisition of Heartland is expected to be accretive to our earnings, based upon Heartland’s recent and historical performances. From its founding in 2003, Heartland has become the third largest manufacturer of fifth wheels and the sixth largest manufacturer of travel trailers in the United States based upon Statistical Surveys retail market data as of June, 2010. Heartland has been the fastest growing RV manufacturer in recent years, and its sales over the last 12 months exceeded $400,000. Its brands include Bighorn, Sundance, Cyclone, North Country, and North Trail, sold through a nationwide network of dealers.
Recreation Vehicles
We believe that we are the largest unit and revenue manufacturer of recreation vehicles in North America based on retail statistics published by Statistical Surveys, Inc. and publicly reported results.
Airstream
Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade name Airstream. Airstream vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream International, Classic, Flying Cloud and Bambi travel trailers. Airstream also sells the Interstate and Avenue Class B motorhomes.

Dutchmen
Our Dutchmen subsidiary manufactures and sells conventional travel trailers and fifth wheels primarily under the trade names Dutchmen, Aero, Kodiak, Grand Junction, Denali and Voltage.
Four Winds
Our Four Winds subsidiary manufactures and sells gasoline and diesel Class A, Class C and Class B motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Chateau and Serrano.
Damon
Our Damon subsidiary manufactures and sells gasoline and diesel Class A motorhomes under the trade names Daybreak, Challenger, Astoria, Avanti, Tuscany and Outlaw.
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
Citair
Our Citair subsidiary manufactured travel trailers, fifth wheels, truck campers and park models until its sale on April 30, 2010. It operated under the name General Coach and sold recreation vehicles and park models under various trade names.
Keystone
Our Keystone subsidiary manufactures and sells travel trailers and fifth wheels under trade names such as Montana, Springdale, Hornet, Sprinter, Outback, Laredo, Alpine, Mountaineer, Avalanche, Raptor, Passport and Cougar.
Komfort
Our Komfort subsidiary manufactures and sells travel trailers and fifth wheels under the trade names Komfort and Trailblazer primarily in the western United States and western Canada.
Breckenridge
Breckenridge is the park model division of Damon Corporation.
Buses
We believe that our bus segment is the largest manufacturer of small and mid-size transit and commercial buses in North America (those up to 35 feet) based on statistics published by the Mid-Size Bus Manufacturers Association. We also build 40-foot buses for transit and airport shuttle use.
ElDorado National
ElDorado National, comprised of our ElDorado Kansas and ElDorado California subsidiaries, manufactures and sells buses and mobility vans for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations and other uses.
ElDorado National manufactures and sells buses under trade names such as Aerolite, AeroElite, Aerotech, Escort, MST, Transmark, EZ Rider, and Axess, its 40 foot bus.
Champion Bus
Champion manufactures and sells small and mid-size buses under trade names such as Challenger, Defender, CTS-RE and Crusader.

General Coach
General Coach manufactures and sells small and mid-size buses under trade names such as American Crusader, American Coach, and EZ Trans.
Goshen Coach
Goshen Coach manufactures and sells small and mid-size buses under trade names such as GC II and Pacer.
SJC
SJC manufactures and sells ambulances under trade names such as McCoy Miller, Marque and Premiere.
Product Line Sales and Segment Information
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicles segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach, Hensall and General Coach, Oliver, Keystone, and Komfort. The motorized recreation vehicles segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon, and Four Winds. The buses segment consists of the following operating companies that have been aggregated: Champion Bus, General Coach, ElDorado California, ElDorado Kansas, Goshen Coach, and SJC. The operations of SJC are aggregated in the buses reportable segment because SJC has similar economic characteristics to our bus businesses and the nature of its products, production processes, types of customers, distribution channels and regulatory environment are also similar to those within our bus businesses.
The table below sets forth the contribution of each of the Company’s segments to net sales in each of the last three fiscal years:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Recreation Vehicles:
Towables	$1,556,591	68	$953,279	63	$1,763,099	67
Motorized	291,958	13	161,727	10	461,856	17

Total Recreation Vehicles	1,848,549	81	1,115,006	73	2,224,955	84
Buses	428,008	19	406,890	27	415,725	16

Total Net Sales	$2,276,557	100	$1,521,896	100	$2,640,680	100

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
Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for short periods of time. We produce “conventional” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to a receiver in the bed area of the pickup truck.
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
Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drive train components by motor vehicle manufacturers such as Workhorse Custom Chassis, Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are built on a Ford, General Motors or Mercedes Benz small truck or van chassis which includes an engine, drive train components, and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for short periods of time.
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
Our relationship with our chassis suppliers is similar to our other vendor relationships in that no long term contractual commitments are engaged in by either party. Historically, Ford and General Motors resort to an industry-wide allocation system during periods when supply is restricted. These allocations would be based on the volume of chassis previously purchased. Sales of motorhomes and small buses rely on these chassis and are affected accordingly.
We do not expect the current condition of the U.S. auto industry, including the bankruptcy reorganizations of General Motors and Chrysler, to have a significant impact on our supply of motorhome chassis. Supply of motorhome chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our motorhome chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.
Generally, all of our operating subsidiaries introduce new or improved lines or models of recreation vehicles each year. Changes typically include new sizes and floor plans, different decors or design features, and engineering improvements.
Seasonality
Since recreation vehicles are used primarily by vacationers and campers, our recreation vehicle sales are seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, recreation vehicle sales are historically lowest during the second fiscal quarter, which ends on January 31 of each year.
Marketing and Distribution
We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2010, there were approximately 1,370 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers we work with provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitors’ products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.
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
During fiscal 2010 and 2009, one of our dealers, FreedomRoads, LLC, accounted for 18% and 15% of our consolidated recreation vehicle net sales and 15% and 11% of our consolidated net sales, respectively. In January 2009, we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan matures on January 15, 2014 and the second loan matures on June 30, 2012. In addition, in December 2009, we entered into a credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “Third Loan Borrowers”), pursuant to which we made a $10,000 loan to the Third Loan Borrowers that matures on December 22, 2014. The Borrowers and the Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC.
Substantially all of our sales to dealers are made on terms requiring cash on delivery or within 15 days of the invoice date. We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, for up to 18 months after a unit is financed, and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company.
The losses incurred due to repurchase were approximately $1,336, $5,261, and $1,857 in fiscal 2010, 2009 and 2008, respectively. The decrease in losses results from the significant recovery in fiscal 2010 from the more difficult market for the recreation vehicle business in fiscal 2009. We decreased our reserve for repurchase and guarantees at July 31, 2010 to $3,312 from $6,349 at July 31, 2009 to account for a reduction in anticipated future losses.
Joint Ventures
In March 1996, our Company and Cruise America, Inc. formed a 50/50 owned joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2010, we were contingently liable for repurchase obligations of CAT inventory in the amount of $7,254. Losses on the repurchase of units are shared equally with our joint venture partner. Our total investment in this joint venture at July 31, 2010 is $2,474.
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
Backlog
As of July 31, 2010, the backlog for towable and motorized recreation vehicle orders was $195,788 and $65,528, respectively, compared to $262,072 and $36,256, respectively, at July 31, 2009. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is relatively short. The existing backlog of towable and motorized recreation vehicles is expected to be filled in fiscal 2011.
Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.
Product Warranties
We generally provide retail purchasers of our recreation vehicles with a one-year limited warranty against defects in materials and workmanship and a standard two year limited warranty on certain major components separately warranted by the suppliers of these components. The chassis and engines of our motorhomes are warranted for three years or 36,000 miles by their manufacturers.
Buses
Overview
Our buses are sold under the names ElDorado National, Champion Bus, General Coach and Goshen Coach and ambulances under the name SJC. Our small and mid-size products consist of mass transit, airport shuttle and commercial and tourist use buses. Our larger Axess 40 foot bus is designed for transit and airport shuttle uses. Our SJC ambulances are used by public and private rescue squads.

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
The principal raw materials used in the manufacturing of our buses are fiberglass, steel, aluminum, plywood, and plastic. We purchase most of the raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford, Navistar, Mercedes Benz and General Motors and engines from Cummins and Caterpillar. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.
We do not expect the current condition of the U.S. auto industry, including the bankruptcy reorganizations of General Motors and Chrysler, to have a significant impact on our supply of bus chassis. Supply of bus chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.
Marketing and Distribution
We market our small and mid-size buses through a network of 68 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers. During fiscal 2010, one of our dealers accounted for 12% of the Company’s consolidated bus net sales. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains, and transit authorities. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.
Terms of sale are typically cash on delivery or through national floor plan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.
Backlog
As of July 31, 2010, the backlog for bus orders was $227,414, compared to $289,531 at July 31, 2009. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in fiscal 2011.
Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.
Product Warranties
We generally provide retail purchasers of our buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are separately warranted by suppliers. We provide body structure warranty on buses ranging from 2 years or 50,000 miles to 5 years or 75,000 miles. The chassis and engines of our small and mid-size buses are warranted for 3 years or 36,000 miles by their manufacturers. The chassis and engines of our mid-size buses are warranted for 2 years or unlimited miles by their manufacturers.
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
Competition
Recreation Vehicles
The recreation vehicle industry is generally characterized by ease of entry, although the codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue. According to Statistical Surveys, for the seven months ending July 31, 2010, our market share for travel trailers and fifth wheels was 34% and our market share for motorhomes was 18%.
Small and Mid-Size Buses
We estimate that we have a 36% market share of the U.S. and Canadian small and mid-size bus market, according to the Mid Size Bus Manufacturers Association. Our competitors offer lines of buses which compete with all of our products. Price, quality and delivery are the primary competitive factors. As with recreation vehicles, we believe that the quality, design and price of our small and mid-size buses, the warranty coverage and service that we provide, and the loyalty of our customers allow us to compete favorably with similar products of our competitors.
Trademarks and Patents
We have registered United States and Canadian trademarks or licenses carrying the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.
Employee Relations
At July 31, 2010, we had approximately 6,950 full time employees in the United States of which 847 were salaried. Employees of our subsidiaries are not represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.
Information About Foreign and Domestic Operations and Export Sales
Sales from our Canadian operations (Citair) and export sales to Canada from our U.S. operations amounted to approximately 0.4% and 16.0% in fiscal 2010, 0.9% and 15.6% in fiscal 2009, and 1.1% and 15.9% in fiscal 2008, respectively, of our total net sales to unaffiliated customers. Export sales to Canada from our U.S. operations were $364,105, $237,584, and $421,008 in fiscal 2010, 2009, and 2008, respectively. The Citair operations were sold on April 30, 2010.
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
Companies within the recreation vehicle and bus industries are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income generally, demographic changes and political changes. Specific factors affecting the recreation vehicle and bus industries include:

•	overall consumer confidence and the level of discretionary consumer spending;

•	inventory levels, including the level of retail sales by our dealers;

•	general economic conditions;

•	demographics, such as the retirement of “baby boomers”;

•	interest rates and the availability of credit;

•	employment trends;

•	the amount of backlog, which may be a predictor of near-term future revenues;

•	fuel availability and prices;

•	public policy involving mass transit;

•	the adverse impact of terrorism on consumer spending and travel related activities; and

•	increases in raw material costs.
The loss of one or more of our significant dealers could have a significant effect on our business.
One dealer accounted for an aggregate of 12% of our consolidated bus sales for fiscal year 2010. The loss of this dealer could have a significant effect on our bus business. Another dealer, FreedomRoads, LLC, accounted for 18% of our consolidated recreation vehicle net sales and 15% of our consolidated net sales for fiscal 2010. The loss of this dealer could have a significant adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.
Certain of our notes receivable may have collectability risk.
In January 2009, we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan matures on January 15, 2014 and the second loan matures on June 30, 2012. In addition, in December 2009, we entered into a credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “Third Loan Borrowers”), pursuant to which we made a $10,000 loan to the Third Loan Borrowers that matures on December 22, 2014. The Borrowers and the Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC, our largest dealer. While we believe that the notes receivable from the Borrowers and the Third Loan Borrowers are collectible, deterioration in the liquidity or credit worthiness of the Borrowers or the Third Loan Borrowers could impact the collectability of the notes receivable.
A significant portion of our sales of small and mid-size buses is derived from state and local transportation authorities.
Approximately 73% of our bus sales for fiscal year 2010 were derived from contracts with state and local transportation authorities, in most cases with partial funding from federal agencies. There can be no assurance that these authorities will not reduce their expenditures for our buses in the future as a result of budgetary constraints, decreased tax revenues or otherwise. A reduction in the purchase of our buses by these authorities could have an adverse effect on our business and results of operations.
Fuel shortages, or high prices for fuel, could have a negative effect on sales of our recreation vehicles and buses.
Gasoline or diesel fuel is required for the operation of recreation vehicles and most of our buses. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel and substantial increases in the price of fuel have had a material adverse effect on the recreation vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.

Our recreation vehicle business is seasonal, and this leads to fluctuations in sales, production and net income.
We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our businesses. Since recreation vehicles are used primarily by vacationers and campers, demand in the recreation vehicle industry generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of shipments from one quarter to another.
Our business is affected by the availability and terms of financing to dealers and retail purchasers.
Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing has prevented many dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, of the major financial flooring institutions, two held 95% of our portion of our dealers total floored dollars outstanding at July 31, 2010, reflecting the reduction in available lending sources. Substantial increases in interest rates and decreases in the general availability of credit have also had an adverse impact upon our business and results of operations in the past and may continue to do so in the future. In particular, credit availability may have a significant impact on our business.
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
We have been named in approximately 616 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. Although we strongly dispute the allegations in these complaints, and intend to vigorously defend ourselves in all such matters, we may be liable for damages if we receive an unfavorable outcome.
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
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for recreation vehicles and components which have been promulgated under the NTMVSA by the Department of Transportation. The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our Company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease approximately 5,327,000 square feet of plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame, and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.
The following table describes the location, number and size of our principal plants and other materially important physical properties as of July 31, 2010:

			Approximate
		No. of	Building Area
Locations	Owned or Leased	Buildings	Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Oliver, B.C., Canada (Citair) (7)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	1	90,000
Burley, ID (Dutchmen)	Owned	5	162,000
Goshen, IN (Dutchmen)	Owned	8	414,000
Bristol, IN (Dutchmen) (7)	Owned	1	54,000
Syracuse, IN (Dutchmen)	Owned	1	50,000
Elkhart, IN (Four Winds)(Damon)	Owned	9	707,000
Elkhart, IN (Four Winds) (1)	Leased	1	30,000
Elkhart, IN (Damon) (7)	Owned	3	79,000
Elkhart, IN (Damon) (2)	Leased	2	26,000
Nappanee, IN (Breckenridge)	Owned	2	144,000
Topeka, IN (CrossRoads)	Owned	5	250,000
Clackamas, OR (Komfort)	Owned	1	107,000
Moreno Valley, CA (3)	Leased	3	166,000
Moreno Valley, CA (4)	Leased	1	49,000
Goshen, IN (Keystone) (5)	Leased	2	126,000
Goshen, IN (Keystone)	Owned	14	1,261,000
Pendleton, OR (Keystone)	Owned	6	341,000
Pendleton, OR (Keystone) (6)	Leased	1	63,000
Buses:
Salina, KS (ElDorado Kansas)	Owned	2	255,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion Bus) (General Coach)	Owned	4	110,000
Elkhart, IN (Goshen Coach)	Owned	3	125,000
Elkhart, IN (SJC Industries, Inc.)	Owned	1	122,000
Elkhart, IN (SJC Industries, Inc.) (8)	Leased	1	15,000

Total		88	5,327,000

(1)	This location is occupied under a net lease expiring in 2011.

(2)	These locations are under net leases expiring in 2013. Locations are currently vacant and are on the market for sub-leasing.

(3)	This location is occupied under a net lease which expires in 2010. The lease will not be renewed.

(4)	This location is occupied under a net lease which expires in 2010. The lease will not be renewed.

(5)	These are occupied under net leases expiring in 2012 with an option to renew for 5 years and are currently being utilized.

(6)	This location is occupied under a net lease expiring in 2011 with an option to renew for 7 years.

(7)	Locations are vacant and have been placed on the market.

(8)	This location is occupied under a net lease expiring in 2010 with an option to purchase the building.
ITEM 3. LEGAL PROCEEDINGS
We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We have cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. We are currently discussing the terms of a possible settlement of this matter with the SEC staff, however, there can be no assurances that a settlement will be reached.

The Company has been named in approximately 616 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend ourself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). In this regard, we were a party to two companion lawsuits pending in Jefferson County, Texas which were brought against us and our affiliates, each of which arises from a March 29, 2006 crash of a bus manufactured by one of our subsidiaries. At the mediation of the cases on June 15, 2010, a complete settlement of both cases was reached. Formal settlement agreements were executed by each of the plaintiffs in August, and counsel for all plaintiffs and cross-claimants have signed Notices of Nonsuit which were filed with both courts. We have been informed that an Order of Dismissal was signed and entered in each of the lawsuits, one on September 16, 2010 and the other on September 20, 2010, disposing of both lawsuits.
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
On June 25, 2010, we and certain of our officers and directors were sued in the United States District Court for the Southern District of Ohio — Dayton Division by Teamsters Allied Benefit Funds, individually and purportedly on behalf of a class of all those who purchased or acquired our common stock between November 30, 2009 to June 10, 2010. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that our SEC filings and press releases were false and misleading due to, among other things, our June 10, 2010 announcement that our financial statements might need to be restated. We have since announced that a restatement is not necessary. We believe the lawsuit was without merit, and the plaintiff agreed to voluntarily dismiss the lawsuit without prejudice on September 7, 2010.

ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$32.98	$23.90	$31.85	$14.68
Second Quarter	33.87	26.05	19.09	10.51
Third Quarter	36.85	30.00	23.29	9.54
Fourth Quarter	36.47	20.74	23.95	16.65
Holders
As of September 15, 2010, the number of holders of record of the Common Stock was 121.
Dividends
In fiscal 2010 and fiscal 2009, we paid a $.07 per share dividend in each quarter. In addition, we paid a special $.50 per share dividend in our first quarter of fiscal 2010. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the Board of Directors may deem relevant. There are no limitations on the Company’s ability to pay dividends pursuant to any credit facility.
Issuer Purchases of Equity Securities
During 2010, we purchased shares of our Common Stock as follows:

			Total Number of	Maximum Number
			Shares Purchased	(or Approximate Dollar Value)
			as Part of Publicly	of Shares that May Yet Be
	Total Number of		Announced Plans	Purchased Under the Plans
	Shares Purchased	Average Price Paid	or Programs	or Programs
Period	(a)	per Share	(b)	(b)
First Quarter	—	—	—	—
Second Quarter	3,980,000	$29.00	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—

Total/Average	3,980,000	$29.00	—	—

(a)	We presently have no publicly announced repurchase program in place. In the second quarter of fiscal 2010, the Company purchased 3,980,000 shares of common stock from the Estate of Wade F.B. Thompson (the “Estate”) in a private transaction. The late Wade F.B. Thompson was Thor’s former Chairman, President and Chief Executive Officer. The repurchase transaction was evaluated and approved by members of the Company’s Board of Directors who are not affiliated with the Estate. At the time of the purchase, the shares represented 7.2% of our outstanding common stock.

(b)	No publicly announced repurchase program in place.
Equity Compensation Plan Information — see Item 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2010	2009	2008	2007	2006
Income statement data:
Net sales	$2,276,557	$1,521,896	$2,640,680	$2,856,308	$3,066,276
Net income (1) (2) (3) (4)	110,064	17,143	92,706	134,731	163,405
Earnings per common share (1) (2) (3) (4)
Basic	2.08	.31	1.67	2.42	2.89
Diluted	2.07	.31	1.66	2.41	2.87
Dividends declared per common share	.78	.28	2.28	1.28	.19
Dividends paid per common share	.78	.28	2.28	1.28	.49
Balance sheet data:
Total assets (1) (2) (3)	$964,073	$951,124	$996,562	$1,059,297	$1,004,725

(1)	Selected financial data for 2010 includes a non-cash trademark impairment of $500 for the trademark associated with a subsidiary in our towables segment.

(2)	Selected financial data for 2009 includes non-cash goodwill and trademark impairments of $9,717 and $564, respectively, for the goodwill and trademarks associated with subsidiaries in our motorized segment.

(3)	Selected financial data for 2008 includes a non-cash goodwill impairment of $7,535 for the goodwill associated with a subsidiary within our motorized segment, an impairment of $1,962 to adjust certain properties to fair market value and provisions of $5,411 recorded in connection with the sale of our Thor California travel trailer and fifth wheel business.

(4)	Selected financial data for 2007 includes expenses of $6,858 as a direct result of the Audit Committee’s investigation and the Company’s review of the accounting practices at Dutchmen and certain of our other operating subsidiaries. These costs primarily consist of professional services for legal, accounting and tax guidance. In addition, we incurred costs relating to the audit of our restated consolidated financial statements.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 34% before giving effect to the Heartland acquisition. In the motorized segment of the industry we have a market share of approximately 18%. Our market share in small and mid-size buses is approximately 36%. We also manufacture and sell 40-foot buses at our facility in Southern California.
On March 1, 2010, we acquired SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana. We believe that SJC is currently the second largest manufacturer of ambulances in the United States. The operations of SJC are included in the Company’s operating results from the date of its acquisition. We have included the operations of SJC in our buses reportable segment because we believe the ambulance business is a natural fit with Thor’s bus business. SJC has similar economic characteristics to our bus businesses and the nature of products, production processes, types of customers, distribution channels and regulatory environment are also similar to those within our bus businesses.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $12,767 in fiscal 2010 were made primarily to purchase land and buildings to expand our towable operations, replace buildings and equipment at our Champion facility that were destroyed by a fire, upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, purchasing, insurance, legal and human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not finance dealers directly but do provide repurchase agreements to assist the dealers in obtaining floor plan financing.
On November 13, 2009, we reported that Wade F.B. Thompson, our co-founder and former Chairman, President and Chief Executive Officer, passed away. He was succeeded by Peter B. Orthwein, also a co-founder of the Company, to the offices of Chairman, President and Chief Executive Officer. We proceeded with our business uninterrupted.
On February 14, 2010, a fire resulted in the total loss of our 92,000 square foot Champion/General Coach of America (GCA) north bus production facility. We reacted immediately and consolidated production into our 92,000 square foot south facility, which was unaffected by the fire, and leased a 59,000 square foot facility on a monthly basis. We resumed production on February 25, 2010 and no significant orders were lost due to the fire. A new Champion/GCA plant is being built and it is substantially completed and operational as of September 28, 2010.
In October 2009, we decided to close our Citair General Coach production facility in Oliver, British Columbia and move all General Coach RV and park model production to our other Citair General Coach facility in Hensall, Ontario. As of April 30, 2010, all production ceased at the Citair Oliver facility. Related closure costs of approximately $3,640 were recorded in fiscal 2010, consisting of $1,710 primarily in cost of products sold for inventory and warranty and $1,930 in severance and other costs included in selling, general and administrative expenses.
On April 30, 2010, we sold our Citair travel trailer and park model business to a former member of Citair’s management. Citair did business in Canada under the names General Coach, Hensall and General Coach, Oliver. We recorded a $323 pre-tax loss on the sale.
In the second quarter of fiscal year 2010, we purchased 3,980,000 shares of our common stock at $29.00 per share at a total cost of $115,420 and currently hold the shares as treasury stock. We repurchased the shares from the Estate of Wade F.B. Thompson (the “Estate”) in a private transaction. The repurchase transaction was evaluated and approved by members of our Board of Directors who were not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of our outstanding common stock. We used available cash to purchase the shares.
On September 16, 2010, we acquired 100% of Towables Holdings, Inc., parent company of Heartland Recreation Vehicles, LLC (“Heartland”) pursuant to a stock purchase agreement for $99,562 in cash, subject to adjustment, and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland will continue as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations will be included in our towable segment.
The acquisition of Heartland is expected to be accretive to our earnings, based upon Heartland’s recent and historical performances. From its founding in 2003, Heartland has become the third largest manufacturer of fifth wheels and the sixth largest manufacturer of travel trailers in the United States based upon Statistical Surveys retail market data as of June, 2010. Heartland has been the fastest growing RV manufacturer in recent years, and its sales over the last 12 months exceeded $400,000. Its brands include Bighorn, Sundance, Cyclone, North Country, and North Trail, sold through a nationwide network of dealers.
Trends and Business Outlook
Industry conditions in the RV market have been adversely affected over the past two years by low consumer confidence, tighter lending practices and the general economic downturn. As a result, in fiscal 2009 retail sales decreased and dealers significantly reduced their inventory levels. Wholesale and retail credit availability has improved, resulting in significantly less discounting in fiscal 2010 as compared to fiscal 2009. According to the RVIA economist, Dr. Richard Curtin, who is the Director of Surveys of Consumers at the University of Michigan, 2010 calendar year wholesale shipments are forecast to total 239,900 units, a 45% increase over 2009. RVIA forecasts that 2011 calendar year shipments will total 259,600 units, a further 8% improvement over expected 2010 wholesale shipments.
During fiscal 2010 we have experienced growth in our sales and margins. If retail and wholesale credit availability continues to improve, we expect to see a continuing rebound in sales and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A longer-term positive outlook for the recreation vehicle segment is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.
Retail demand is the key to a sustained recovery. While the RVIA cites dealers restocking and an improving trend in RV sales to consumers, it also notes that poor employment and income growth as well as continuing credit constraints could slow the pace of the RV recovery. In addition, commercial credit is still a significant restriction for many dealers and there is concern regarding the slowing of RV dealer restocking. For the towable segment, retail sales as reported by Statistical Surveys, Inc. increased 6% for the seven months ended July 31, 2010 compared with the same period in 2009. The motorized segment was down approximately 0.3%. Tighter retail credit and lower consumer confidence appear to affect the motorized segment more severely. The retail price of a towable recreation vehicle is generally less than that of a motorhome and sales of more expensive recreation vehicles have suffered greater in the recent economic downturn.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. We are starting to witness increases in the cost of our raw materials. Steel, aluminum, and thermoplastic prices have increased and there continues to be upward price pressure on several of our other raw materials. Future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those price increases to consumers.
Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association, unit sales of small and mid-sized buses increased 6.6% for the six months ended June 30, 2010 compared with the same period in 2009. Federal stimulus funds have helped the transit industry in the recent economic downturn, however that funding is slowing down and that is expected to have a negative effect on demand for our bus products. Ridership and municipal budgets are reduced and transit agencies’ operating costs have increased. This softening has slowed order input at some of our bus operations and we have reduced staff levels in certain locations.
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

FISCAL 2010 VS. FISCAL 2009

					Change
	Fiscal 2010		Fiscal 2009		Amount	%
NET SALES
Recreation Vehicles
Towables	$1,556,591		$953,279		$603,312	63.3
Motorized	291,958		161,727		130,231	80.5

Total Recreation Vehicles	1,848,549		1,115,006		733,543	65.8
Buses	428,008		406,890		21,118	5.2

Total	$2,276,557		$1,521,896		$754,661	49.6

# OF UNITS
Recreation Vehicles
Towables	69,804		43,300		26,504	61.2
Motorized	3,966		2,165		1,801	83.2

Total Recreation Vehicles	73,770		45,465		28,305	62.3
Buses	6,025		6,145		(120)	(2.0)

Total	79,795		51,610		28,185	54.6

		% of		% of
		Segment		Segment	Change
	Fiscal 2010	Net Sales	Fiscal 2009	Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$235,858	15.2	$111,475	11.7	$124,383	111.6
Motorized	26,628	9.1	272	0.2	26,356	9,689.7

Total Recreation Vehicles	262,486	14.2	111,747	10.0	150,739	134.9
Buses	44,600	10.4	40,790	10.0	3,810	9.3

Total	$307,086	13.5	$152,537	10.0	$154,549	101.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$88,921	5.7	$64,441	6.8	$24,480	38.0
Motorized	15,942	5.5	19,695	12.2	(3,753)	(19.1)

Total Recreation Vehicles	104,863	5.7	84,136	7.5	20,727	24.6
Buses	21,857	5.1	22,782	5.6	(925)	(4.1)
Corporate	20,687	—	17,660	—	3,027	17.1

Total	$147,407	6.5	$124,578	8.2	$22,829	18.3

INCOME (LOSS) BEFORE INCOME TAXES
Recreation Vehicles
Towables	$145,604	9.4	$47,347	5.0	$98,257	207.5
Motorized	10,628	3.6	(29,728)	(18.4)	40,356	135.8

Total Recreation Vehicles	156,232	8.5	17,619	1.6	138,613	786.7
Buses	29,904	7.0	17,422	4.3	12,482	71.6
Corporate	(14,743)	—	(11,646)	—	(3,097)	(26.6)

Total	$171,393	7.5	$23,395	1.5	$147,998	632.6

	As of		As of		Change
	July 31, 2010		July 31, 2009		Amount	%
ORDER BACKLOG
Recreation Vehicles
Towables	$195,788		$262,072		$(66,284)	(25.3)
Motorized	65,528		36,256		29,272	80.7

Total Recreation Vehicles	261,316		298,328		(37,012)	(12.4)
Buses	227,414		289,531		(62,117)	(21.5)

Total	$488,730		$587,859		$(99,129)	(16.9)

CONSOLIDATED
Net sales and gross profit for fiscal 2010 increased 49.6% and 101.3%, respectively, compared to fiscal 2009. Selling, general and administrative expenses for fiscal 2010 increased 18.3% compared to fiscal 2009. Income before income taxes for fiscal 2010 increased 632.6% compared to fiscal 2009. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative expenses were $20,687 for fiscal 2010 compared to $17,660 for fiscal 2009. This increase of $3,027 includes increases in compensation and related expenses of $3,749, partially due to bonus increases driven by the increase in income before income taxes, and a $3,605 increase in product liability insurance costs, partly attributable to increased sales activity. In addition, Corporate costs increased $627 related to costs incurred in conjunction with the closure of our retail finance company (Thor CC). The Company’s expense for probable losses related to vehicle repurchase commitments, however, decreased by $5,184 due to a significant decrease in actual fiscal 2010 and anticipated future repurchase activity correlating with the improvement in the RV industry and our strengthened dealer base.
Corporate interest and other income was $5,944 in fiscal 2010 compared to $6,014 for fiscal 2009. The $70 decrease is primarily the net effect of increased interest on our notes receivable of $3,341, due to higher balances and fiscal 2010 being the first full year of interest on these notes, offset by a decrease of $3,459 in interest income on our cash and investments due to lower investment balances and lower interest rates.
The overall annual effective tax rate for fiscal 2010 was 35.8% on $171,393 of income before income taxes, compared to 26.7% on $23,395 of income before income taxes for fiscal 2009. The primary reasons for this increase in rate were a reduced benefit in fiscal 2010 resulting from the expiration of the federal research and development credit on December 31, 2009 and adjustments to our income tax payable and deferred tax balances, offset by the relationship between higher pre-tax income relative to certain permanent financial accounting to taxable income adjustments.
The changes in costs and price within our business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

SEGMENT REPORTING
Towable Recreation Vehicles
Analysis of Change in Net Sales for Fiscal 2010 vs. Fiscal 2009

		% of		% of
		Segment		Segment	Change	%
	Fiscal 2010	Net Sales	Fiscal 2009	Net Sales	Amount	Change

NET SALES:
Towables
Travel Trailers	$799,249	51.3	$489,637	51.3	$309,612	63.2
Fifth Wheels	727,167	46.7	425,826	44.7	301,341	70.8
Other	30,175	2.0	37,816	4.0	(7,641)	(20.2)

Total Towables	$1,556,591	100.0	$953,279	100.0	$603,312	63.3

		% of		% of
		Segment		Segment	Change	%
	Fiscal 2010	Shipments	Fiscal 2009	Shipments	Amount	Change

# OF UNITS:
Towables
Travel Trailers	45,453	65.1	28,292	65.4	17,161	60.7
Fifth Wheels	23,421	33.6	13,823	31.9	9,598	69.4
Other	930	1.3	1,185	2.7	(255)	(21.5)

Total Towables	69,804	100.0	43,300	100.0	26,504	61.2

IMPACT OF CHANGE IN PRICE ON NET SALES:

%
Increase
Towables
Travel Trailers	2.5%
Fifth Wheels	1.4%
Other	1.3%
Total Towables	2.1%
The increase in towable net sales of 63.3% resulted primarily from a 61.2% increase in unit shipments and a 2.1% increase in the impact of the change in the net price per unit. The overall industry increase in wholesale unit shipments of towables for August 2009 through July 2010, as compared with the same period the prior year, was 68.0%, according to statistics published by the RVIA.
The impact of the change in net price per unit of towables was an increase of 2.1%, which included increases in travel trailers of 2.5% and increases in fifth wheels of 1.4% in fiscal year 2010 as compared to fiscal year 2009. The primary reason for the small increases in the change in the net price per unit is reduced discounting in fiscal 2010 as compared to fiscal 2009 due to improved market conditions, as prices before the effects of discounting were consistent with fiscal 2009.
Cost of products sold increased $478,929 to $1,320,733, or 84.8% of towable net sales, for fiscal 2010 compared to $841,804, or 88.3% of towable net sales, for fiscal 2009. The change in material, labor, freight-out and warranty comprised $465,736 of the $478,929 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 78.8% from 79.8% from fiscal 2009 to 2010. This 1.0% decrease as a percentage of towable net sales is due to a reduction in discounting in fiscal 2010, which effectively increases net sales per unit and therefore lowers the unit material cost percentage to net sales, and a reduction in freight delivery costs as a percentage of towable net sales. Continuing procurement efficiencies also helped reduce material costs. Total manufacturing overhead increased $13,193 to $94,030 in fiscal 2010 compared to $80,837 in fiscal 2009. Variable costs in manufacturing overhead increased $15,111 to $83,790 or 5.4% of towable net sales for fiscal 2010 compared to $68,679 or 7.2% of towable net sales for fiscal 2009 due to increased production. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $1,918 to $10,240 in fiscal 2010 from $12,158 in fiscal 2009 reflecting the full year benefits of plant rationalization efforts undertaken during fiscal 2009.

Towable gross profit increased $124,383 to $235,858, or 15.2% of towable net sales, for fiscal 2010 compared to $111,475, or 11.7% of towable net sales, for fiscal 2009. The increase in gross profit was due primarily to the 61.2% increase in unit sales volume and the reduced discounting in fiscal 2010.
Selling, general and administrative expenses were $88,921, or 5.7% of towable net sales, for fiscal 2010 compared to $64,441, or 6.8% of towable net sales, for fiscal 2009. The primary reason for the $24,480 increase in selling, general and administrative expenses was increased towable net sales and income before income taxes, which caused related commissions, bonuses and other compensation to increase by $25,078. Other compensation also increased $1,781 for costs recognized related to the closure of General Coach, Oliver in fiscal 2010. These increases were partially offset by a decrease of $1,932 in vehicle repurchase losses as a result of the improvement in the industry in fiscal 2010.
Towable income before income taxes increased to 9.4% of towable net sales for fiscal 2010 from 5.0% of towable net sales for fiscal 2009. The primary factors for this increase were the increase in unit sales coupled with reduced discounting and cost reductions as a percentage of net sales noted above.
Motorized Recreation Vehicles
Analysis of Change in Net Sales for Fiscal 2010 vs. Fiscal 2009

		% of		% of
		Segment		Segment	Change	%
	Fiscal 2010	Net Sales	Fiscal 2009	Net Sales	Amount	Change

NET SALES:
Motorized
Class A	$167,679	57.4	$89,477	55.3	$78,202	87.4
Class C	110,745	37.9	62,789	38.8	47,956	76.4
Other	13,534	4.7	9,461	5.9	4,073	43.1

Total Motorized	$291,958	100.0	$161,727	100.0	$130,231	80.5

		% of		% of
		Segment		Segment	Change	%
	Fiscal 2010	Shipments	Fiscal 2009	Shipments	Amount	Change
|
# OF UNITS:
Motorized
Class A	1,738	43.8	913	42.2	825	90.4
Class C	2,056	51.9	1,131	52.2	925	81.8
Other	172	4.3	121	5.6	51	42.1

Total Motorized	3,966	100.0	2,165	100.0	1,801	83.2

IMPACT OF CHANGE IN PRICE ON NET SALES:

%
Increase/(Decrease)
Motorized
Class A	(3.0)%
Class C	(5.4)%
Other	1.0%
Total Motorized	(2.7)%
The increase in motorized net sales of 80.5% resulted primarily from an 83.2% increase in unit shipments and a 2.7% decrease in the impact of the change in net price per unit. The overall industry increase in wholesale unit shipments of motorhomes for the period August 2009 through July 2010, as compared with the same period the prior year, was 71.3% according to statistics published by the RVIA.
The impact of the change in the net price per unit of motorized was a decrease of 2.7%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, customer demand is currently trending toward the lower to more moderately priced models. These trends were partially offset by a reduction in discounting in fiscal 2010 due to improved market conditions.

Cost of products sold increased $103,875 to $265,330, or 90.9% of motorized net sales, for fiscal 2010 compared to $161,455, or 99.8% of motorized net sales, for fiscal 2009. The change in material, labor, freight-out and warranty comprised $105,843 of the $103,875 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 84.7% from 87.4% from fiscal 2009 to 2010. This 2.7% decrease as a percentage of motorized net sales is due to a reduction in discounts in fiscal 2010, which therefore increased net sales per unit and thereby lowered the unit material costs as a percentage of motorized net sales. Material costs in relation to gross sales actually increased in fiscal 2010 as compared with fiscal 2009, due to the favorable impact of LIFO inventory liquidations of $4,430 in fiscal 2009, but the discount reduction in fiscal 2010 more than offset this impact. In addition, labor efficiencies were improved in fiscal 2010 as a result of the volume increases and warranty costs were reduced due to continued product enhancements and improvements. Total manufacturing overhead costs decreased $1,968 to $18,115 in fiscal 2010 compared to $20,083 in fiscal 2009. Variable costs in manufacturing overhead decreased $1,408 to $14,512, or 5.0% of motorized net sales, for fiscal 2010 compared to $15,920, or 9.8% of motorized net sales, for fiscal 2009 due to more favorable group medical insurance experience and additional plant rearrangement costs incurred in fiscal 2009. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $560 to $3,603 in fiscal 2010 from $4,163 in fiscal 2009.
Motorized gross profit increased $26,356 to $26,628, or 9.1% of motorized net sales, for fiscal 2010 compared to $272, or 0.2% of motorized net sales, for fiscal 2009. The increase in gross profit was due primarily to the 83.2% increase in unit sales volume, reduced discounting and cost reductions as a percentage of motorized sales noted above.
Selling, general and administrative expenses were $15,942 or 5.5% of motorized net sales for fiscal 2010 compared to $19,695 or 12.2% of motorized net sales for fiscal 2009. The decrease of $3,753 is primarily due to a $3,636 reduction in legal and settlement costs and a decrease of $1,806 in vehicle repurchase losses. Advertising costs also decreased $883 due to cost reduction initiatives. These decreases were partially offset by the impact of the increase in motorized net sales and income before taxes, which increased related commissions, bonuses and other compensation costs by $2,293, and an increase in depreciation expense of $625 due to the implementation of a new financial reporting package.
Motorized income before income taxes was 3.6% of motorized net sales for fiscal 2010 and a negative 18.4% of motorized net sales for fiscal 2009. This reflects the impact of the increase in unit sales, reduced discounting and the related impact on gross profit in fiscal 2010. In addition, fiscal 2009 was negatively impacted by goodwill and trademark impairments of $9,717 and $564, respectively, at two of our motorized subsidiaries.
Buses
Analysis of Change in Net Sales for Fiscal 2010 vs. Fiscal 2009

	Fiscal 2010	Fiscal 2009	Change	% Change
Net Sales	$428,008	$406,890	$21,118	5.2
# of Units	6,025	6,145	(120)	(2.0)

Impact of Change in Price on Net Sales				7.2
The increase in buses net sales of 5.2% resulted from a 2.0% decrease in unit shipments and a 7.2% increase from the impact of the change in net price per unit. Recently acquired SJC accounted for $13,218 of the $21,118 increase in net sales.
The 7.2% increase in the impact of the change in net price per unit of buses is primarily due to a greater concentration of high end products and more favorable pricing in the high end market segment. In addition, the U.S. government’s emphasis on mass transportation in the American Recovery and Reinvestment Act of 2009 stimulus package also enabled us to secure more sales of our larger, higher price buses.
Cost of products sold increased $17,308 to $383,408, or 89.6% of buses net sales, for fiscal 2010 compared to $366,100, or 90.0% of buses net sales, for fiscal 2009. The increase in material, labor, freight-out and warranty represents $17,208 of the $17,308 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of buses net sales remained unchanged at 82.4%, and the individual relationships of each to buses net sales did not vary significantly in fiscal 2010 compared to fiscal 2009. Total manufacturing overhead increased $100 to $30,895 in fiscal 2010 compared to $30,795 in fiscal 2009. Variable costs in manufacturing overhead increased $161 to $28,710, or 6.7% of buses net sales, for fiscal 2010 compared to $28,549, or 7.0% of buses net sales, for fiscal 2009. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes, and depreciation decreased $61 to $2,185 in fiscal 2010 from $2,246 in fiscal 2009.

Buses gross profit increased $3,810 to $44,600, or 10.4% of buses net sales, for fiscal 2010 compared to $40,790, or 10.0% of buses net sales, for fiscal 2009. The increase in gross profit resulted primarily from the increase in net sales and the change in cost of products sold as discussed above.
Selling, general and administrative expenses were $21,857, or 5.1% of buses net sales, for fiscal 2010 compared to $22,782, or 5.6% of buses net sales, for fiscal 2009. The primary reason for the net $925 decrease in selling, general and administrative expenses is a reduction in costs of $3,979 due to providing for one large product liability claim (which has since been settled) in fiscal 2009. In addition, litigation settlement expense decreased $830 due to having provided for one larger settlement in fiscal 2009. These decreases were partially offset in fiscal 2010 by the effects of increased buses net sales and buses income before income taxes, which caused related bonuses, commissions, other compensation and payroll taxes to increase $1,844, increased legal costs of $1,162 related to settling the large product liability claim from fiscal 2009, and a $432 increase in other sales incentive costs.
Buses income before income taxes increased to 7.0% of buses net sales for fiscal 2010 from 4.3% of buses net sales for fiscal 2009. This reflects the impact of the decrease in selling, general and administrative expenses and the increases in sales and gross profit, each as discussed above.

FISCAL 2009 VS. FISCAL 2008

					Change
	Fiscal 2009		Fiscal 2008		Amount	%
NET SALES
Recreation Vehicles
Towables	$953,279		$1,763,099		$(809,820)	(45.9)
Motorized	161,727		461,856		(300,129)	(65.0)

Total Recreation Vehicles	1,115,006		2,224,955		(1,109,949)	(49.9)
Buses	406,890		415,725		(8,835)	(2.1)

Total	$1,521,896		$2,640,680		$(1,118,784)	(42.4)

# OF UNITS
Recreation Vehicles
Towables	43,300		78,888		(35,588)	(45.1)
Motorized	2,165		5,863		(3,698)	(63.1)

Total Recreation Vehicles	45,465		84,751		(39,286)	(46.4)
Buses	6,145		6,280		(135)	(2.1)

Total	51,610		91,031		(39,421)	(43.3)

		% of		% of
		Segment		Segment	Change
	Fiscal 2009	Net Sales	Fiscal 2008	Net Sales	Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$111,475	11.7	$246,505	14.0	$(135,030)	(54.8)
Motorized	272	0.2	35,928	7.8	(35,656)	(99.2)

Total Recreation Vehicles	111,747	10.0	282,433	12.7	(170,686)	(60.4)
Buses	40,790	10.0	39,993	9.6	797	2.0

Total	$152,537	10.0	$322,426	12.2	$(169,889)	(52.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$64,441	6.8	$102,356	5.8	$(37,915)	(37.0)
Motorized	19,695	12.2	28,899	6.3	(9,204)	(31.8)

Total Recreation Vehicles	84,136	7.5	131,255	5.9	(47,119)	(35.9)
Buses	22,782	5.6	18,088	4.4	4,694	26.0
Corporate	17,660	—	27,725	—	(10,065)	(36.3)

Total	$124,578	8.2	$177,068	6.7	$(52,490)	(29.6)

INCOME (LOSS) BEFORE INCOME TAXES
Recreation Vehicles
Towables	$47,347	5.0	$146,306	8.3	$(98,959)	(67.6)
Motorized	(29,728)	(18.4)	(522)	(0.1)	(29,206)	(5,595.0)

Total Recreation Vehicles	17,619	1.6	145,784	6.6	(128,165)	(87.9)
Buses	17,422	4.3	21,132	5.1	(3,710)	(17.6)
Corporate	(11,646)	—	(14,509)	—	2,863	19.7

Total	$23,395	1.5	$152,407	5.8	$(129,012)	(84.6)

	As of		As of		Change
	July 31, 2009		July 31, 2008		Amount	%
ORDER BACKLOG
Recreation Vehicles
Towables	$262,072		$106,792		$155,280	145.4
Motorized	36,256		38,774		(2,518)	(6.5)

Total Recreation Vehicles	298,328		145,566		152,762	104.9
Buses	289,531		260,805		28,726	11.0

Total	$587,859		$406,371		$181,488	44.7

CONSOLIDATED
Net sales and gross profit for fiscal 2009 decreased 42.4% and 52.7%, respectively, compared to fiscal 2008. Selling, general and administrative expenses for fiscal 2009 decreased 29.6% compared to fiscal 2008. Income before income taxes for fiscal 2009 decreased 84.6% compared to fiscal 2008. The specifics on changes in net sales, gross profit, selling, general and administrative expense and income before income taxes are addressed in the segment reporting below.
Corporate costs in selling, general and administrative were $17,660 for fiscal 2009 compared to $27,725 for fiscal 2008. This decrease of $10,065 is primarily due to a decrease of $3,142 in insurance related expense, $1,532 in audit and tax related fees, $1,414 in self-insured workers compensation costs, $1,569 in legal and professional fees, and $828 in incentive based compensation. These decreases resulted from the overall decline in our business and cost reduction efforts. In addition, the Company’s expense for probable losses related to vehicle repurchase commitments decreased by $1,176 due to a decrease in actual and anticipated repurchase activity resulting from lower dealer inventory. Corporate interest and other income was $6,014 for fiscal 2009 compared to $13,333 for fiscal 2008. The decrease of $7,319 is attributed to a $5,792 decrease in interest income due to lower interest rates and the contractual terms of our auction rate securities which restrict the maximum yearly interest earned and a $1,519 decrease in income from TCC, our former joint venture, which was dissolved in September 2008.
The overall annual effective tax rate for fiscal 2009 was 26.7% on $23,395 of income before income taxes, compared to 39.2% on $152,407 of income before income taxes for fiscal 2008. The primary reasons for this decrease in rate were (1) the benefit derived from recording Qualified Alternative Fuel Motor Vehicle (“QAFMV”) credits for fiscal years ended 2007 and 2008 in the current year provision and the current year 2009 QAFMV credits received (2) recording the benefit derived from amending our federal and state income tax returns as a result of an IRS examination (3) the benefit of changes in legislation relative to our fiscal year 2008 research and development credit and (4) adjustments to our income taxes payable as a result of entries to correct the Company’s prior year deferred taxes and state tax expense. The income tax payable adjustments are for FASB Interpretation No. 48 (“FIN 48”) deferred tax assets, accrued dealer incentives, and an adjustment for the difference between state income tax expense accrued vs. paid.
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

%
Increase /(Decrease)
IMPACT OF CHANGE IN PRICE ON NET SALES:
Towables
Travel Trailers	(1.3)%
Fifth Wheels	1.6%
Other	0.3%
Total Towables	(0.8)%
The decrease in towable net sales of 45.9% resulted primarily from a 45.1% decrease in unit shipments and a 0.8% decrease in the impact of the change in the net price per unit. The overall industry decrease in wholesale unit shipments of towables for August 2008 through July 2009 was 51.2%, according to statistics published by the RVIA.
The impact of the change in net price per unit of towables was a decrease of 0.8%, which included a decrease in travel trailers of 1.3% and an increase in fifth wheels of 1.6%, in fiscal year 2009 as compared to fiscal year 2008. The primary reason for the decrease or nominal increase in the change in the net price per unit is due to heavier discounting and increased incentives in fiscal 2009 necessitated by prevailing depressed market conditions. This decrease created by discounting was offset, to varying degrees, by continued consumer demands for additional features or upgrades.
Cost of products sold decreased $674,790 to $841,804, or 88.3% of towable net sales, for fiscal 2009 compared to $1,516,594, or 86.0% of towable net sales, for fiscal 2008. The change in material, labor, freight-out and warranty comprised $626,299 of the $674,790 decrease in cost of products sold and was due to decreased sales volume. In addition, in fiscal 2008 cost of products sold included an impairment and other charges of $5,711, of which $5,411 related to the sale of our Thor California subsidiary and $300 related to the write-down of certain properties to fair value. Material, labor, freight-out and warranty as a percentage of net sales increased to 79.8% from 78.7% from fiscal 2008 to 2009. The 1.1% increase as a percentage of net sales is due primarily to the additional discounting in fiscal 2009. These costs in relation to gross sales remained consistent with fiscal 2008. Manufacturing overhead decreased $42,780 to $80,837 in fiscal 2009 compared to $123,617 in fiscal 2008. Variable costs in manufacturing overhead decreased $41,493 to $68,679, or 7.2% of towable net sales, for fiscal 2009 compared to $110,172, or 6.2% of towable net sales, for fiscal 2008 due to lower production. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, decreased $1,287 to $12,158 in fiscal 2009 from $13,445 in fiscal 2008.

Towable gross profit decreased $135,030 to $111,475, or 11.7% of towable net sales, for fiscal 2009 compared to $246,505, or 14.0% of towable net sales, for fiscal 2008. The decrease in gross profit was due primarily to the 45.1% decrease in unit sales volume and the additional discounting during fiscal 2009.
Selling, general and administrative expenses were $64,441, or 6.8% of towable net sales, for fiscal 2009 compared to $102,356, or 5.8% of towable net sales, for fiscal 2008. The primary reason for the $37,915 decrease in selling, general and administrative expenses was decreased net sales, which caused related commissions, bonuses and other compensation to decrease by $32,385. In addition, advertising and selling related costs decreased $2,708 due to decreased sales activity and legal and settlement costs decreased $1,604 due to the resolution of various legal and product disputes.
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

%
Increase/(Decrease)
IMPACT OF CHANGE IN PRICE ON NET SALES:
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

Cost of products sold decreased $264,473 to $161,455, or 99.8% of motorized net sales, for fiscal 2009 compared to $425,928, or 92.2% of motorized net sales, for fiscal 2008. The change in material, labor, freight-out and warranty comprised $252,347 of the $264,473 decrease in cost of products sold and was due to decreased sales volume. In addition, in fiscal 2008 cost of products sold includes charges of $1,526 related to the write-down of certain properties to fair value. Material, labor, freight-out and warranty as a percentage of net sales increased to 87.4% from 85.2% from fiscal 2008 to 2009. This 2.2% increase as a percentage of net sales was primarily driven by the deep discounting done in fiscal 2009 to remain competitive in the difficult motorized market segment. Labor, freight-out and warranty costs in relation to gross sales remained consistent with fiscal 2008. Material costs in relation to gross sales decreased by 1.0% in fiscal 2009 primarily due to the favorable impact of the LIFO inventory liquidations of $4,430. Manufacturing overhead decreased $10,600 to $20,083 in fiscal 2009 compared to $30,683 in fiscal 2008. Variable costs in manufacturing overhead decreased $10,889 to $15,920, or 9.8% of motorized net sales, for fiscal 2009 compared to $26,809, or 5.8% of motorized net sales, for fiscal 2008 due to lower production. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, increased $289 to $4,163 from $3,874 in fiscal 2008.
Motorized gross profit decreased $35,656 to $272, or 0.2% of motorized net sales, for fiscal 2009 compared to $35,928, or 7.8% of motorized net sales, for fiscal 2008. The decrease in gross profit was due primarily to the 63.1% decrease in unit sales volume and additional discounting.
Selling, general and administrative expenses were $19,695, or 12.2% of motorized net sales, for fiscal 2009 compared to $28,899, or 6.3% of motorized net sales, for fiscal 2008. The primary reason for the $9,204 decrease in selling, general and administrative expenses was decreased net sales which caused related commissions, bonuses and other compensation to decrease by $7,681. In addition, self-insurance costs decreased $2,650 due to the settlement in fiscal 2008 of a single self insurance product liability claim, and advertising and selling costs decreased $1,013 due to decreased sales activity. These decreases were offset by increases of $955 for legal and settlement costs due to increases in various legal and product disputes and increased costs of $1,537 related to vehicle repurchase activity.
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
Cost of products sold decreased $9,632 to $366,100, or 90.0% of net sales, for fiscal 2009 compared to $375,732, or 90.4% of buses net sales, for fiscal 2008. The decrease in material, labor, freight-out and warranty represents $9,982 of the $9,632 decrease in cost of products sold offset by an increase of $350 in manufacturing overhead. Material, labor, freight-out and warranty as a percentage of buses net sales decreased slightly to 82.4% from 83.1% from fiscal 2008 to 2009. The individual relationships of labor, freight-out and warranty to buses net sales did not vary significantly in fiscal 2009 compared to fiscal 2008. Manufacturing overhead increased $350 to $30,795 in fiscal 2009 compared to $30,445 in fiscal 2008. Variable costs in manufacturing overhead increased $542 to $28,549, or 7.0% of buses net sales, for fiscal 2009 compared to $28,007, or 6.7% of buses net sales, for fiscal 2008. Fixed costs in manufacturing overhead, which consist primarily of facility costs and property taxes, decreased $192 to $2,246 in fiscal 2009 from $2,438 in fiscal 2008.
Buses gross profit increased $797 to $40,790, or 10.0% of buses net sales, for fiscal 2009 compared to $39,993, or 9.6% of buses net sales, for fiscal 2008. The increase in gross profit resulted primarily from the change in cost of products sold as discussed above.
Selling, general and administrative expenses were $22,782, or 5.6% of buses net sales, for fiscal 2009 compared to $18,088, or 4.4% of net bus sales, for fiscal 2008. The primary reason for the $4,694 increase in selling, general and administrative expenses was a $3,000 increase in self insurance reserves related to a single product liability case. Additionally, legal and settlement costs increased $1,270, a portion of which related to this same product liability case.

Buses income before income taxes decreased to 4.3% of buses net sales for 2009 from 5.1% of buses net sales for fiscal 2008. This reflects the impact of the increase in selling, general and administrative expenses, offset in part by the increase in gross profit, each as discussed above.
Financial Condition and Liquidity
As of July 31, 2010, we had $247,751 in cash and cash equivalents compared to $221,684 on July 31, 2009. The change is primarily due to the $100,652 provided by operations and $115,850 from the liquidation of auction rate securities, partially offset by the purchase in the second quarter of fiscal 2010 of shares of our common stock for an aggregate purchase price of $115,420, the payment of cash dividends of $42,408 and $19,756 for our acquisition of SJC.
Working capital at July 31, 2010 was $345,006 compared to $419,544 at July 31, 2009. We have no long-term debt. Capital expenditures of approximately $12,767 for the twelve months ended July 31, 2010 were made primarily to purchase land and buildings to expand our towable operations, replace buildings and equipment at our Champion facility that were destroyed in the fire, upgrade IT systems and replace machinery and equipment used in the ordinary course of business.
Operating Activities
Net cash provided by operating activities for fiscal 2010 was $100,652 compared to net cash provided by operating activities of $48,570 for fiscal 2009. The combination of improved net income resulting from higher sales and margins, and non-cash items (primarily depreciation, amortization, and deferred income taxes) provided $121,973 of operating cash for fiscal 2010 compared to $47,555 in the prior year period. However, this was offset in part by increased receivables, inventories and payables due to increased production and revenues. Floor plan lender approval and RV transportation delays have both slowed our accounts receivable collection cycle. Inventories have also increased in part due to accelerated procurement of certain chassis and higher raw material balances to maintain the increased production rates.
Investing Activities
Net cash provided by investing activities of $82,977 for fiscal 2010 was primarily due to auction rate securities (“ARS”) sales of $115,850 at par and $4,966 from the disposition of assets, partially offset by a $10,000 note receivable transaction, $19,756 used to acquire a new operating subsidiary (SJC), and $12,297 of capital expenditures. Of the capital expenditures, $4,008 was for the purchase of land and buildings to expand our towable operations in Oregon. During fiscal 2009, net cash used by investing activities of $307 was due to ARS redemptions of $10,850 at par, $2,890 of proceeds on disposition of assets and $1,578 of proceeds on dissolution of a joint venture, offset by capital spending of $5,135 and a note receivable transaction of $10,000. See Note Q of our consolidated financial statements contained elsewhere in this report for a description of the note receivable transaction.
We anticipate capital expenditures in fiscal 2011 of approximately $23,000, as a result of the growth of our Company. These expenditures are expected to be financed from cash and cash equivalents and will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business.
Financing Activities
Net cash used in financing activities of $157,812 for fiscal 2010 was related to the repurchase of 3,980,000 shares of our common stock of the Company for $115,420 and for dividend payments of $42,408. See Note J to our consolidated financial statements contained elsewhere in this report for a description of the share repurchase transaction. We paid a regular quarterly $.07 per share dividend in each quarter of fiscal 2010 and a special $.50 per share dividend in October 2009 totaling $42,408 for fiscal 2010. During fiscal 2009, net cash used in financing activities of $15,496 was primarily for dividend payments of $15,523.
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

Impairment of Goodwill, Trademarks and Long-Lived Assets
At least annually we review the carrying value of goodwill and trademarks with indefinite useful lives. Long-lived assets, identifiable intangibles that are amortized, goodwill and trademarks with indefinite useful lives are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. This review is performed primarily using estimates of future cash flows. The market approach is also used when appropriate. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair values could affect the evaluations.
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
Product Warranty
We generally provide retail customers of our products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty reserve is adequate; however actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.
Income Taxes
We account for income taxes under the provisions of ASC 740, “Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could materially impact our financial position or results of operations.
In the first quarter of fiscal 2008, we adopted guidance surrounding accounting for uncertainty in income taxes. As a result of the implementation of this guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Significant judgment is required in determining our provision for income taxes, our deferred tax and liabilities and any valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to uncertainty of realizing deferred tax assets. ASC 740-10 requires that companies assess whether valuation allowances should be established against their deferred tax asset on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. Based on the provisions of ASC 740-10, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.
Revenue Recognition
Revenues from the sale of recreation vehicles and buses are recorded primarily when all of the following conditions have been met:
1) An order for a product has been received from a dealer;
2) Written or oral approval for payment has been received from the dealer’s flooring institution;
3) A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and
4) The product is removed from our property for delivery to the dealer who placed the order.
Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. We recognize revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made by dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floor plan lenders. On average, we receive payments from floor plan lenders on products sold to dealers within 15 days of the invoice date.
Repurchase Commitments
We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and we typically resell the repurchased product at a discount from its repurchase price. We account for the guarantee under our repurchase agreements of our dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. This deferred amount is included in our repurchase and guarantee reserve. Additionally, the repurchase and guarantee reserve includes our estimated loss upon resale of expected repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting its dealers.
Our risk of loss under these repurchase agreements is reduced because (a) we sell our products to a large number of dealers under these arrangements, (b) the repurchase price we are obligated to pay declines over the period of the agreements (generally up to eighteen months) while the value of the related product may not decline ratably and (c) we have historically been able to readily resell any repurchased product. We believe that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.
Investments
We have an investment portfolio comprised of tax-exempt auction rate securities. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income which could materially adversely affect our operating results.

Principal Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments at July 31, 2010 are summarized in the following charts. We have no other off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	After 5 Years
Operating leases and other	$2,987	$1,655	$1,189	$143	$—
Consigned Inventory	21,583	21,583	—	—	—
Unrecognized tax benefits (1)	1,618	1,618	—	—	—

Total contractual cash obligations	$26,188	$24,856	$1,189	$143	$—

(1)	We have included in unrecognized tax benefits approximately $1,618 for payments expected to be made in fiscal 2011. Unrecognized tax benefits in the amount of approximately $42,747 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than
Other Commercial Commitments	Committed	One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$1,524	$1,524	$—	$—	$—
Standby repurchase obligations	563,636	306,925	256,711	—	—

Total commercial commitments	$565,160	$308,449	$256,711	$—	$—

(1)	The standby repurchase obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2010 from our dealers’ lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve month period.
Accounting Pronouncements
Reference is made to Note A to our consolidated financial statements contained in this report for a summary of our recently adopted accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15
Quarterly Financial Data (Unaudited)

	October 31	January 31	April 30 (1)	July 31
Fiscal 2010
Net sales	$502,552	$430,025	$680,192	$663,788
Gross profit	69,771	49,996	92,499	94,820
Net income	23,429	11,924	34,111	40,600
Earnings per common share
Basic	0.42	0.22	0.66	0.78
Diluted	0.42	0.22	0.66	0.77
Dividends declared per common share	0.57	0.07	0.07	0.07
Dividends paid per common share	0.57	0.07	0.07	0.07
Market prices per common share
High	$32.98	$33.87	$36.85	$36.47
Low	$23.90	$26.05	$30.00	$20.74

	October 31	January 31 (2)	April 30 (3)(4)	July 31 (5)(6)
Fiscal 2009
Net sales	$438,817	$226,683	$415,472	$440,924
Gross profit	40,063	8,157	46,447	57,870
Net income (loss)	5,120	(14,860)	2,102	24,781
Earnings (loss) per common share
Basic	0.09	(0.27)	0.04	0.45
Diluted	0.09	(0.27)	0.04	0.45
Dividends declared per common share	0.07	0.07	0.07	0.07
Dividends paid per common share	0.07	0.07	0.07	0.07
Market prices per common share
High	$31.85	$19.09	$23.29	$23.95
Low	$14.68	$10.51	$9.54	$16.65

(1)	The third quarter ended April 30, 2010 includes a non-cash trademark impairment of $500 for the trademark associated with a subsidiary within our towables segment.

(2)	The second quarter ended January 31, 2009 includes a non-cash trademark impairment of $564 for the trademark associated with a subsidiary within our motorized segment.

(3)	The third quarter ended April 30, 2009 includes a non-cash goodwill impairment of $9,717 for the goodwill associated with a subsidiary within our motorized segment.

(4)	The third quarter ended April 30, 2009 net income was overstated by $3,694, due to the income taxes related to the $9,717 goodwill impairment charge taken in the third quarter. The impairment charge was improperly treated as being deductible for tax purposes. The Company corrected this error in the fourth quarter.

(5)	The fourth quarter ended July 31, 2009 net income was decreased by $673 due to the correction of two out-of-period income tax errors. Net income was decreased by $3,694 due to the third quarter error referred to in item (4) above. Net income was increased by $3,021 due to adjustments to the Company’s prior year accrual for income taxes payable.

(6)	The fourth quarter ended July 31, 2009 includes a liquidation of LIFO inventory layers, which are carried at lower costs. The effect of these liquidations was to increase net income in the fourth quarter of 2009 by approximately $4,300. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Part A — Disclosure Controls and Procedures.
The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.
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
The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2010, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.
Part C — Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2010, there have been no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D — Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Thor Industries, Inc.
Jackson Center, Ohio
We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2010 and our report dated September 28, 2010 expressed an unqualified opinion on those financial statements.
/S/ Deloitte & Touche LLP
Chicago, Illinois
September 28, 2010
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
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2010, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of July 31, 2010 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”).

(c) Number of securities remaining available for
	(a) Number of securities to		(b) Weighted-average	future issuance under
	be issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,381,725	(1)	$30.20	30,000	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,381,725		$30.20	30,000

(1)	Represents shares underlying stock options granted pursuant to the 2006 Plan and the 1999 Plan. The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)	Represents shares remaining available for future issuance pursuant to the 2006 Plan.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
(b) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004)

3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)

3.4	First Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company’s current report on Form 8-K dated March 11, 2010)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)

10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)

10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)

10.3	Thor Industries, Inc. Amended and Restated select Executive Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K dated December 15, 2008)

10.4	Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007)

10.5	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K dated December 15, 2008)

10.6	Thor Industries, Inc. 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 15, 2008)

10.7	Offer Letter of Christian G. Farman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.8	Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.9	Thor Industries, Inc. Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.10	Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to directors (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.11	Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to employees and consultants (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.12	Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 15, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2009)

10.13	Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 3, 2009)

10.14	Repurchase Agreement, dated as of December 17, 2009, between the Company and the Estate of Wade F. B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 17, 2009)

10.15	Credit Agreement between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.16	Amendment to Exclusivity Agreement between the Company, FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 22, 2009)

Exhibit	Description
10.17	First Amendment to Credit Agreement, dated January 15, 2009, between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated December 22, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.18	First Amendment to Credit Agreement, dated January 30, 2009, between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated December 22, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.19	Stock Purchase Agreement, dated as of March 1, 2010, by and among the Company, SJC Industries Corp. and Christopher J. Graff (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 5, 2010)

10.20	Non-Competition Agreement, dated as of March 1, 2010, by and between the Company and Christopher J. Graff (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 5, 2010)

10.21	Stock Option Agreement between the Company and Ronald Fenech, dated April 28, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010)

14.1	Thor Industries, Inc. Business Ethics Policy

21.1	Subsidiaries of the Company*

23.1	Consent of Deloitte & Touche LLP, dated September 28, 2010*

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes–Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.
(Signed)	/S/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President, and Chief Executive Officer

Date: September 28, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Signed)	/S/ Christian G. Farman	(Signed)	/S/ Alan Siegel

	Christian G. Farman		Alan Siegel
	Senior Vice President, Treasurer and Chief Financial Officer		Director
(Principal Financial Officer & Principal
Accounting Officer)

Date: September 28, 2010		Date: September 28, 2010

(Signed)	/S/ William C. Tomson	(Signed)	/S/ Neil D. Chrisman

	William C. Tomson		Neil D. Chrisman
	Director		Director

Date: September 28, 2010		Date: September 28, 2010

(Signed)	/S/ Geoffrey A. Thompson	(Signed)	/S/ Jan H. Suwinski

	Geoffrey A. Thompson		Jan H. Suwinski
	Director		Director

Date: September 28, 2010		Date: September 28, 2010

(Signed)	/S/ J. Allen Kosowsky

J. Allen Kosowsky
Director

Date: September 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Thor Industries, Inc.
Jackson Center, Ohio
We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2010. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/S/ Deloitte & Touche LLP
Chicago, Illinois
September 28, 2010

Consolidated Balance Sheets, July 31, 2010 and 2009
(amounts in thousands except share data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$247,751	$221,684
Investments-short term (Note A)	—	107,150
Accounts receivable:
Trade, less allowance for doubtful accounts — $422 in 2010 and $302 in 2009 (Note A)	159,535	111,793
Other	5,864	3,823
Inventories (Note D)	142,680	105,278
Notes receivable (Note Q)	2,364	10,000
Deferred income taxes and other (Note F)	43,576	44,290

Total current assets	601,770	604,018

Property, plant and equipment:
Land	20,757	20,310
Buildings and improvements	133,890	134,161
Machinery and equipment	72,562	69,566

Total cost	227,209	224,037
Less accumulated depreciation	88,029	81,176

Net property, plant and equipment	139,180	142,861

Investments — Joint ventures (Note K)	2,474	2,257

Other assets:
Long term investments (Note B)	5,327	13,428
Goodwill (Note C)	150,901	148,411
Dealer network, noncompete agreements and other intangibles — Net (Note C)	5,728	617
Trademarks (Note C)	14,936	13,336
Long term notes receivable (Note Q)	28,966	10,000
Deferred income taxes and other (Note F)	14,791	16,196

Total other assets	220,649	201,988

Total	$964,073	$951,124

See notes to consolidated financial statements.

	2010	2009
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$108,616	$78,120
Accrued liabilities:
Compensation and related items	30,346	22,548
Product warranties (Note M)	51,467	41,717
Taxes (Note F)	28,416	5,700
Promotions and rebates	9,419	6,743
Product/property liability and related liabilities	15,254	12,990
Other	13,246	16,656

Total current liabilities	256,764	184,474

Other liabilities	14,345	15,262
Unrecognized tax benefits	35,686	46,355

Total long term liabilities	50,031	61,617

Contingent liabilities and commitments (Note I)	—	—
Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 57,318,849 shares at July 31, 2010 and 57,318,263 shares at July 31, 2009	5,732	5,732
Additional paid-in capital	95,770	94,367
Retained earnings	745,204	677,548
Accumulated other comprehensive income/(loss)	(324)	1,070
Less treasury shares of 5,857,339 in 2010 and 1,877,339 in 2009, at cost	(189,104)	(73,684)

Total stockholders’ equity	657,278	705,033

Total	$964,073	$951,124

See notes to consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2010, 2009 and 2008
(amounts in thousands except per share data)

	2010	2009	2008
Net sales	$2,276,557	$1,521,896	$2,640,680
Cost of products sold	1,969,471	1,369,359	2,318,254

Gross profit	307,086	152,537	322,426
Selling, general and administrative expenses	147,407	124,578	177,068
Impairment of goodwill and trademarks	500	10,281	7,535
Amortization of intangibles	510	476	813
Gain on sale of property	0	373	2,308
Gain on involuntary conversion (Note R)	7,593	0	0
Interest income	5,515	5,530	11,511
Interest expense	395	525	1,315
Other income	11	815	2,893

Income before income taxes	171,393	23,395	152,407
Income taxes (Note F)	61,329	6,252	59,701

Net income	$110,064	$17,143	$92,706

Earnings per common share (Note A)
Basic	$2.08	$0.31	$1.67
Diluted	$2.07	$0.31	$1.66
See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2010, 2009 and 2008
 (amounts in thousands except share and per share data)

						Accumulated
					Additional	Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Income
July 31, 2007	1,441,600	$(60,123)	57,222,404	$5,722	$90,247	$2,756	$727,729

Net income	—	—	—	—	—	—	92,706	$92,706
Shares purchased	435,739	(13,561)	—	—	—	—	—	—
Stock option activity	—	—	94,859	10	2,592	—	—	—
Restricted stock activity	—	—	—	—	488	—	—	—
Cash dividends — $2.28 per common share	—	—	—	—	—	—	(127,278)	—
Adoption of FIN48	—	—	—	—	—	—	(17,229)	—
Unrealized depreciation on investments, net of tax	—	—	—	—	—	(3,810)	—	(3,810)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(909)	—	(909)
Compensation expense	—	—	—	—	356	—	—	—

July 31, 2008	1,877,339	(73,684)	57,317,263	5,732	93,683	(1,963)	675,928	$87,987

Net income	—	—	—	—	—	—	17,143	$17,143
Stock option activity	—	—	1,000	—	27	—	—	—
Cash dividends — $.28 per common share	—	—	—	—	—	—	(15,523)	—
Unrealized appreciation on investments, net of tax	—	—	—	—	—	3,118	—	3,118
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(85)	—	(85)
Compensation expense	—	—	—	—	657	—	—	—

July 31, 2009	1,877,339	(73,684)	57,318,263	5,732	94,367	1,070	677,548	$20,176

Net income	—	—	—	—	—	—	110,064	$110,064
Shares purchased	3,980,000	(115,420)	—	—	—	—	—	—
Stock option activity	—	—	586	—	16	—	—	—
Cash dividends — $.78 per common share	—	—	—	—	—	—	(42,408)	—
Unrealized appreciation on investments, net of tax	—	—	—	—	—	368	—	368
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,762)	—	(1,762)
Compensation expense	—	—	—	—	1,387	—	—	—

July 31, 2010	5,857,339	$(189,104)	57,318,849	$5,732	$95,770	$(324)	$745,204	$108,670

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2010, 2009 and 2008
(amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$110,064	$17,143	$92,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,719	13,007	16,208
Amortization of intangibles	510	476	813
Goodwill and trademark impairment	500	10,281	7,535
Deferred income taxes	(3,459)	6,411	(31,791)
(Gain)/loss on disposition of property, plant & equipment	252	(420)	(2,365)
Stock based compensation	1,387	657	356
Gain on involuntary conversion of assets	(3,216)	—	—
Loss on divestiture of Citair	323	—	—
Changes in assets and liabilities (excluding acquisition):
Accounts receivable	(49,184)	30,739	31,040
Notes receivable	1,884	(10,000)	—
Inventories	(29,987)	47,304	16,398
Prepaid expenses and other	3,283	(600)	382
Accounts payable	25,238	(17,548)	(27,615)
Accrued liabilities	42,005	(45,051)	10,595
Other liabilities	(11,667)	(3,829)	7,846

Net cash provided by operating activities	100,652	48,570	122,108

Cash flows from investing activities:
Purchases of property, plant & equipment	(12,297)	(5,625)	(14,475)
Proceeds from disposition of property, plant & equipment	4,966	2,890	5,016
Purchase of available-for-sale investments	—	—	(66,650)
Proceeds from disposition of investments	115,850	10,850	108,675
Proceeds on dissolution of joint venture	—	1,578	—
Notes receivable	(10,000)	(10,000)	—
Insurance proceeds from involuntary conversion of assets	4,214	—	—
Acquisition of SJC	(19,756)	—	—

Net cash provided by (used in) investing activities	82,977	(307)	32,566

Cash flows from financing activities:
Cash dividends	(42,408)	(15,523)	(127,278)
Purchase of treasury stock	(115,420)	—	(13,561)
Proceeds from issuance of common stock	16	27	3,090

Net cash used in financing activities	(157,812)	(15,496)	(137,749)

Effect of exchange rate changes on cash	250	(703)	806
Net increase in cash and equivalents	26,067	32,064	17,731
Cash and cash equivalents, beginning of year	221,684	189,620	171,889

Cash and cash equivalents, end of year	$247,751	$221,684	$189,620

Supplemental cash flow information:
Income taxes paid	$54,206	$23,622	$73,076
Interest paid	$395	$525	$1,315

Non-cash transaction:
Capital expenditures in accounts payable	$523	$53	$543
Deferred taxes, net	$—	$—	$562
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements for the Years Ended July 31, 2010, 2009 and 2008
(All amounts presented in thousands except share and per share data)
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations - Thor Industries, Inc. and its wholly-owned subsidiaries (the “Company”) was founded in 1980 and manufactures a wide range of recreation vehicles and small and mid-size buses at various manufacturing facilities across the United States. These products are sold to independent dealers and municipalities primarily throughout the United States and Canada.
The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of motorized recreation vehicles, towable recreation vehicles and buses. Accordingly, the Company has presented segmented financial information for these three segments at Note L of the Company’s Notes to the Consolidated Financial Statements.
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries (collectively, the “Company”). All intercompany balances and transactions are eliminated upon consolidation.
Cash and Cash Equivalents — Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents of $162,888 are held by one financial institution. The remaining $84,863 is held at various other financial institutions.
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
Depreciation expense is recorded in cost of products sold except for $2,545, $1,728, and $1,350 in fiscal 2010, 2009 and 2008, respectively, which is recorded in selling, general and administrative expenses.
Other Assets — Other assets consist of goodwill, trademarks, dealer network, non-compete agreements and long-term investments. Dealer network and non-compete agreements are amortized using the straight-line method over 5 to 14 years. Goodwill and trademarks are not amortized but are tested at least annually for impairment. Trademarks are not amortized because they have indefinite useful lives.
Long-lived Assets — Long-lived assets and identifiable intangibles that are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company assesses the potential impairment of long-lived assets in accordance with Accounting Standards Codification (ASC) 360-10. Management assessed the fair value of certain properties which will no longer be used for operational or administrative purposes and are being listed for sale or lease and marketed as such in the Elkhart, Indiana area. Given the decline of the real estate market in 2008, the fair value of such properties had indicated an impairment of $1,962, which the Company recorded in the fourth quarter of fiscal 2008, of which $1,826 is reported in cost of products sold and $136 is reported in selling, general and administrative expenses in the Consolidated Statement of Income. Of this impairment, $1,662 is reported under the motorized recreation vehicles segment and $300 is reported under the towable recreation vehicles segment.
Product Warranties — Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Allowance for Doubtful Accounts — A summary of bad debt activity is as follows:

	Year Ended	Year Ended	Year Ended
	July 31, 2010	July 31, 2009	July 31, 2008
Beginning Balance	$302	$295	$122
Charged to expense	195	326	311
Write-offs net of recoveries/payments	(75)	(319)	(138)

Ending Balance	$422	$302	$295

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
Revenue Recognition — Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors, or contract buyers in accordance with shipping terms, which are primarily FOB shipping point.
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
Amounts billed to dealers for delivery of product are recognized as revenue with the corresponding delivery expense charged to costs of products sold.
Dealer Volume Rebates, Sales Incentives and Advertising Costs — Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows, were $5,377, $5,770, and $8,139, in fiscal 2010, 2009 and 2008, respectively.
Repurchase Agreements — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The risk of loss from these agreements is spread over numerous dealers. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The Company accounts for the guarantee under its repurchase agreements of its dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. This deferred amount is included in the Company’s repurchase and guarantee reserve. Additionally, the repurchase and guarantee reserve includes the Company’s estimated loss upon resale of expected repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting its dealers.
Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recalls, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation, fair value of auction rate securities and assumptions made in the annual goodwill impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.
Income Taxes — The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
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
Stock Options — The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value, and related compensation costs are recognized over the option vesting period which is 3 to 5 years.
Earnings Per Share — Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and restricted stock.

	2010	2009	2008
Weighted average shares outstanding for basic earnings per share	53,019,008	55,429,373	55,593,572
Stock options and restricted stock	100,356	47,097	138,135

Weighted average shares outstanding assuming dilution	53,119,364	55,476,470	55,731,707

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At July 31, 2010 and 2009, the Company had stock options outstanding of 784,000 and 404,061, respectively, that were excluded from this calculation.
Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 amends ASC 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the Company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material impact on the Company’s financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASC”) 2010-06 (Financial Reporting Considerations Related to Fair Value Measurement Disclosures), which amends ASC 820 (formerly Statement 157). The ASU was issued in response to requests from financial statement users for additional information about fair value measurements. Under the ASU:
•	A reporting entity is now required to disclose separately the amounts of, and reasons for, significant transfers (1) between Level 1 and Level 2 of the fair value hierarchy and (2) into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements.

•	A reporting entity is no longer permitted to adopt a policy recognizing transfers into Level 3 as of the beginning of the reporting period and transfers out of Level 3 as of the end of the reporting period. Rather, an entity must disclose and follow a consistent policy for determining when transfers between levels are recognized.
The Company adopted this ASU effective April 30, 2010. The adoption of the ASU did not have a material impact on the financial statements.
B. INVESTMENTS AND FAIR VALUE MEASUREMENTS
ASC 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 31, 2010 and 2009:

	July 31, 2010		July 31, 2009
	Cash and Cash		Cash and Cash	Auction Rate Securities
	Equivalents	Auction Rate Securities	Equivalents	and Put Rights
Levels of Input

Level 1	$247,751	$—	$221,684	$—
Level 2	—	—	—	—
Level 3	—	5,327	—	120,578

	$247,751	$5,327	$221,684	$120,578

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions.
In addition to the above investments, the Company holds non-qualified retirement plan assets of $7,499 at July 31, 2010 ($6,016 at July 31, 2009). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in other assets on the Consolidated Balance Sheets.
Level 3 assets consist of bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the federal government. Auction rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

	2010	2009
Balances at beginning of year	$120,578	$126,403
Net change in other comprehensive income	599	5,025
Net loss included in earnings	—	—
Purchases	—	—
Sales/Maturities	(115,850)	(10,850)

Balances at end of year	$5,327	$120,578

Auction Rate Securities
At July 31, 2010, we held $5,850 (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At July 31, 2010, the majority of the ARS we held were AAA rated or equivalent, and none were below A rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.
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
In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provided the Company with the right (the “Put Rights”) to sell to UBS at par value ARS purchased from UBS at any time during a two-year sale period beginning June 30, 2010. We have sold $115,850 of ARS at par since August 1, 2009, and as of July 31, 2010 all our ARS held by UBS had been sold at par.
The Put Rights were not transferable or marginable. By electing to participate in the rights offering the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (the “Call Right”).
At July 31, 2010, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recognized a total temporary impairment of $523 ($324 total net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $5,850 (par value).
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through July 31, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ par value. Based on the terms of the UBS Call Right, which was exercisable at any time after June 30, 2010, effective June 30, 2009 the ARS held by UBS were classified as short-term.
The remaining ARS held by another institution remains classified as long-term at July 31, 2010. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.
In addition, the Company has the intent and ability to hold these securities until the earlier of: when the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms or the underlying securities have matured.
C. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. Intangible assets are comprised of non-compete agreements and various other intangibles acquired through acquisitions.
The components of amortizable intangible assets are as follows:

	July 31, 2010		July 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer network	$5,230	$156	$—	$—
Non-Compete agreements	2,721	2,315	2,888	2,271
Other intangibles	270	22	—	—

Total amortizable intangible assets	$8,221	$2,493	$2,888	$2,271

Aggregate amortization expense for amortizable intangibles for the years ended July 31, 2010, 2009 and 2008 were $510, $476 and $813, respectively. Dealer network, non-compete agreements and other intangibles are amortized on a straight-line basis.
The weighted average remaining amortization period at July 31, 2010 is 12.4 years.

Estimated Amortization Expense:

For the fiscal year ending July 2011	$689
For the fiscal year ending July 2012	$509
For the fiscal year ending July 2013	$452
For the fiscal year ending July 2014	$452
For the fiscal year ending July 2015 and thereafter	$3,626
Goodwill and indefinite-lived intangible assets are not subject to amortization.
Management engages an independent valuation firm to assist in its impairment assessment reviews. The value of all indefinite-lived trademarks was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. The fair value of the Company’s reporting units for purposes of goodwill testing was determined primarily by employing a discounted cash flow methodology. The market approach is also used when appropriate.
The Company completed an impairment review as of April 30, 2010 that resulted in a non-cash trademark impairment of $500 in the third quarter of fiscal 2010 for the trademark associated with an operating subsidiary in the towables segment. This impairment resulted from the sluggish market and outlook for the park model business.
The Company completed an impairment review as of January 31, 2009 that resulted in a non-cash trademark impairment of $564 in the second quarter of fiscal 2009 for the trademark associated with an operating subsidiary in the motorized reportable segment. Another review was also conducted as of April 30, 2009 which resulted in a non-cash goodwill impairment charge of $9,717 in the third quarter of fiscal 2009 for the goodwill associated with an operating subsidiary in the motorized reportable segment. The impairments resulted from the difficult market environment and outlook for the motorhome business. The Company completed an impairment review as of April 30, 2008 which resulted in a non-cash goodwill impairment charge of $7,535 in the fourth quarter of fiscal 2008 for the goodwill associated with an operating subsidiary in the motorized reportable segment.
The change in carrying value in goodwill and trademarks from July 31, 2009 to July 31, 2010 is as follows:

	Goodwill	Trademarks
Balance at July 31, 2009	$148,411	$13,336
Impairment of trademark in towable reportable segment	—	(500)
Amounts resulting from SJC acquisition in buses reportable segment	2,490	2,100

Balance at July 31, 2010	$150,901	$14,936

Changes in the carrying amount of goodwill as of July 31, 2010 and 2009 are summarized as follows:

				2010				2009
	Towables	Motorized	Buses	Total	Towables	Motorized	Buses	Total
Balance as of beginning of fiscal year:
Goodwill	$143,795	$17,252	$4,616	$165,663	$143,795	$17,252	$4,616	$165,663
Accumulated impairment charges	—	(17,252)	—	(17,252)	—	(7,535)	—	(7,535)

Net Balance at beginning of fiscal year	$143,795	$—	$4,616	$148,411	$143,795	$9,717	$4,616	$158,128

Fiscal year activity:
Goodwill acquired — SJC	—	—	2,490	2,490	—	—	—	—
Impairment charges	—	—	—	—	—	(9,717)	—	(9,717)

Balance as of end of fiscal year:
Goodwill	$143,795	$17,252	$7,106	$168,153	$143,795	$17,252	$4,616	$165,663
Accumulated impairment charges	—	(17,252)	—	(17,252)	—	(17,252)	—	(17,252)

Net Balance as of July 31:	$143,795	$—	$7,106	$150,901	$143,795	$—	$4,616	$148,411

Goodwill and trademarks by segment are as follows:

	July 31, 2010		July 31, 2009
	Goodwill	Trademark	Goodwill	Trademark
Recreation Vehicles
Towables	$143,795	$9,737	$143,795	$10,237
Motorized	—	2,036	—	2,036
Buses	7,106	3,163	4,616	1,063

Total	$150,901	$14,936	$148,411	$13,336

D. INVENTORIES
Major classifications of inventories are:

	As of July 31,
	2010	2009
Finished products	$9,681	$6,682
Work in process	46,681	38,159
Raw materials	78,481	55,956
Chassis	33,335	28,613

Subtotal	168,178	129,410
Excess of FIFO costs over LIFO costs	(25,498)	(24,132)

Total inventories	$142,680	$105,278

During fiscal 2009 the amount of inventories in certain LIFO pools decreased which resulted in liquidation of LIFO inventory layers, which are carried at lower costs. The effect of this liquidation was to increase net income in fiscal 2009 by approximately $7,400. The impact of this liquidation was approximately $2,730, $4,430 and $240 for the towables, motorized and buses segments, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. The Company’s reserve for inventory obsolescence decreased $1,517 to $1,536 at July 31, 2010 as a result of the disposal of inventory in fiscal 2010 previously reserved at July 31, 2009 due to the discontinuance of certain product lines.
E. LINE OF CREDIT
The Company had a $30,000 unsecured revolving line of credit which bore interest at prime less 2.15% and expired on November 30, 2008. The Company decided not to renew the unsecured revolving line of credit and allowed it to expire on November 30, 2008. The decision not to renew the line of credit was based on the Company’s strong cash position combined with the Company’s expectation that it would have had the ability to borrow at favorable rates against its ARS, if needed. As a result, the Company did not anticipate utilizing the line of credit and did not want to incur the cost of maintaining it.
F. INCOME TAXES
The components of the provision (benefit) for income taxes are as follows:

	July 31,	July 31,	July 31,
Income Taxes:	2010	2009	2008
Federal	$55,462	$(2,563)	$79,263
State and local	9,337	3,304	11,979
Foreign	(11)	(900)	250

Total current expense (benefit)	64,788	(159)	91,492

Federal	(3,430)	6,163	(27,981)
State and local	(29)	248	(3,810)

Total deferred expense (benefit)	(3,459)	6,411	(31,791)

Total income tax expense	$61,329	$6,252	$59,701

Current Federal Tax Expense
Current federal tax expense increased $58,025 to $55,462 from 2009 to 2010. Of this amount, $51,800 was due to the increase in pre-tax income of $147,998. In addition, current federal tax expense increased from 2009 to 2010 by $1,578 as a result of disallowed executive compensation deduction in 2010 and by $5,902 due to increases in various temporary items. Current federal tax expense decreased by $3,325 as a result of the increased Domestic Manufacturing Deduction in 2010 and by $3,027 due to a decrease in the

Company’s unrecognized tax benefits, primarily related to lapses in the statute of limitations. Further, current federal tax expense for 2010 decreased by $3,235 when compared to 2009 as a result of the nondeductible goodwill charge in 2009. The other changes to current federal tax expense, including temporary items, are detailed in the schedule below.
Current federal tax expense decreased $81,826 to $(2,563) from 2008 to 2009. Of this amount, $45,154 was due to the reduction in pre-tax income of $129,012. Additionally, the Company’s decision to not insure warranty risk through its captive insurance company resulted in current federal tax expense in 2009 being $21,280 less than in 2008. Also, current federal tax expense decreased by $6,331 from 2008 because of the increased tax deduction for payments of warranty claims. Further, credits and incentives, refunds from amended returns and tax exam settlements, and reduction for excess accrued taxes payable further lowered 2009 current federal tax expense by $5,552. Nondeductible goodwill increased 2009 current federal tax expense by $3,235. The other changes to current federal tax expense, including temporary items, are detailed in the schedule below.
Current State and Local Tax Expense
Current state tax expense increased $6,033 to $9,337 from 2009 to 2010. Of this amount, $6,956 was due to the increase in pre-tax income of $147,998. In addition, current state tax expense increased from 2009 to 2010 by $212 as a result of disallowed executive compensation in 2010, by $635 due to increases in various temporary items, and by $1,096 due to an increase in the Company’s unrecognized tax benefits. Current state tax expense decreased by $472 when compared to 2009 as a result of the nondeductible goodwill charge in 2009. The other changes to current state tax expense, including temporary items, are detailed in the schedule below.
Current state tax expense decreased $8,675 to $3,304 from 2008 to 2009. Of this amount, $6,257 was due to the reduction in pre-tax income of $129,012. Additionally, the Company’s decision to not insure warranty risk through its captive insurance company resulted in current state tax expense in 2009 being $3,810 less than in 2008. Also, current state tax expense decreased by $922 from 2008 because of the increased tax deduction for payments of warranty claims. The other changes to current state tax expense, including temporary items, are detailed in the schedule below.
The table below shows the components of the total current income tax expense for fiscal 2010, 2009 and 2008:

	July 31,	July 31,	July 31,
	2010	2009	2008
Federal Tax Expense at Statutory Rates	$59,988	$8,188	$53,342
State Tax Expense at Various State Tax Rates (net of federal benefit)	5,153	738	5,310
Current Tax Expense Effect of Accrued Product Warranties	3,622	(7,253)	21,280
Current Tax Expense Effect of Other Temporary Items	(407)	842	10,511
Income Tax Credits and Incentives	(1,069)	(3,669)	(521)
Amended Returns and Tax Exam Settlements	—	(1,022)	—
Domestic Production Activities Deduction	(3,745)	(420)	(4,099)
Executive Compensation Limitation	1,578	—	—
Goodwill Impairment	—	3,707	—
Tax-Exempt Interest	(55)	(444)	(1,209)
Change in Uncertain Tax Positions	(1,931)	1,271	5,572
True-up of Current Tax Payable	807	(2,308)	—
Other Permanent Items	847	211	1,306

Total Current Income Taxes	$64,788	$(159)	$91,492

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	July 31,	July 31,	July 31,
	2010	2009	2008
Provision at Federal Statutory Rate	$59,988	$8,188	$53,342
State and Local Income Taxes, Net of Federal Benefit	5,124	738	5,310
Income Tax Credits and Incentives	(1,069)	(3,669)	(521)
Amended Returns and Tax Exam Settlements	—	(1,022)	—
Domestic Production Activities Deduction	(3,745)	(420)	(4,099)
Change in Uncertain Tax Positions	(278)	1,271	5,572
Goodwill Impairment	—	3,707	—
Executive Compensation Limitation	1,578	—	—
Reduction of Excess Current Tax Payable and Deferred Tax Liabilities	(1,061)	(2,308)	—
Tax-Exempt Interest	(55)	(444)	(1,209)
Other Permanent Items	847	211	1,306

Income Taxes	$61,329	$6,252	$59,701

Income before income taxes includes foreign income (loss) of $(8,154), $(2,659) and $(573) in fiscal 2010, 2009 and 2008, respectively. The Company’s foreign subsidiary was sold on April 30, 2010.

	July 31,	July 31,
A summary of deferred income taxes is as follows:	2010	2009
Current deferred tax asset (liability):
Inventory basis	$(715)	$(96)
Employee benefits	2,506	1,015
Self-insurance reserves	10,077	9,657
Accrued Product warranties	19,629	16,007
Accrued incentives	2,538	1,490
Sales Returns and Allowances	1,269	2,464
Settlement Fees	141	1,018
Unrecognized Tax Benefits	2,406	342
Other	1,648	1,444

Total current net deferred tax asset included in deferred income taxes and other	$39,499	$33,341

Long-term deferred tax asset (liability):
Property basis	(1,552)	(1,867)
Investments	(1,529)	(486)
Deferred compensation	3,719	3,559
Auction rate securities	199	431
Intangibles	(5,436)	(5,205)
Foreign currency translation	—	(1,097)
Unrecognized Tax Benefits	11,795	15,512
Other	—	(720)

Total net long-term deferred tax asset (liability) included in deferred income taxes and other liabilities	7,196	10,127

Net deferred tax asset	$46,695	$43,468

The Company’s net deferred tax assets increased $3,227 to $46,695 from 2009 to 2010. Of this increase, $3,622 was due to increased product warranty reserves and $1,491 was due to increased employee benefits. This increase was offset by a $1,653 decrease in the deferred tax asset for unrecognized tax benefits from 2009 to 2010. As of July 31, 2010, the Company had a $1,843 capital loss carryover that it expects to realize.
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
Unrecognized Tax Benefits:
The Company adopted guidance surrounding accounting for uncertainty in income taxes on August 1, 2007. This guidance clarifies the accounting for uncertainties in income tax law by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial accounting purposes. It also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure. The amount of unrecognized tax benefits as of July 31, 2010 totaled $31,039, of which $20,719 would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.
As of July 31, 2009, the Company corrected a misclassification in the presentation of the liability for unrecognized tax benefits. The Company is no longer reporting the liability for unrecognized tax benefits net of the related deferred income tax asset. Therefore, the liability for unrecognized tax benefits and deferred tax assets have both been increased by $16,168 on the Company’s consolidated balance sheet. In the table below, the $11,031 reflects the increase in the liability for unrecognized tax benefits due to the related deferred income tax asset, exclusive of the deferred tax benefit for interest and penalties.
Changes in the unrecognized tax benefit during fiscal year 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	Unrecognized	Unrecognized	Unrecognized
	Tax Benefit	Tax Benefit	Tax Benefit
Beginning balance	$30,235	$21,032	$19,463
Increase in liability due to federal benefit	—	11,031	—
Tax positions related to prior years:
Additions	760	1,880	—
Reductions	(1,883)	—	(7)
Tax positions related to current year:
Additions	4,095	622	3,805
Reductions	—	—	—
Settlements	(817)	(3,002)	(1,573)
Lapses in statute of limitations	(1,351)	(1,328)	(656)

Ending balance	$31,039	$30,235	$21,032

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties are not included in the schedule above of unrecognized tax benefits. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2010, July 31, 2009, as adjusted to correct the misclassification referred to above, and July 31, 2008, were $13,326, $17,100, and $10,600, respectively. The total amount of interest and penalties recognized in our consolidated statement of operations for July 31, 2010, July 31, 2009 and July 31, 2008 were $(2,200), $1,320 and $4,039, respectively.
Generally, fiscal years 2007, 2008 and 2009 remain open for federal, state and foreign income tax purposes. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2006. The Internal Revenue Service audit for fiscal 2007 was completed during 2009. Additionally, the California state income tax audit for fiscal 2003 through fiscal 2006 was settled during 2009. The Company is currently being audited by the State of California for tax years July 31, 2007 and July 31, 2008. The Company has reserved for this exposure in its liability for unrecognized tax benefits.
The Company anticipates a decrease of approximately $5,527 in unrecognized tax benefits, $1,880 in interest, and $1,272 in penalties, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statute of limitations. Actual results may differ materially from this estimate.

G. LEASES
The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases as of July 31, 2010 are $2,725 which includes the following amount due in each of the next five fiscal years: $1,393 in fiscal 2011; $846 in fiscal 2012; $343 in fiscal 2013; $91 in fiscal 2014 and $52 in fiscal 2015. Rent expense was $2,139 in fiscal 2010, $3,838 in fiscal 2009 and $4,457 in fiscal 2008.
H. EMPLOYEE BENEFIT PLANS
Substantially all non-highly compensated domestic employees are eligible to participate in a 401(k) plan. Company contributions are at the discretion of the Company’s Board of Directors. Total expense for the plan was $294 in fiscal 2010, $332 in fiscal 2009, and $597 in fiscal 2008.
The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as other assets. The obligation to the participants is reported as other liabilities. No net income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan was $7,499 at July 31, 2010 and $6,016 at July 31, 2009.
I. CONTINGENT LIABILITIES AND COMMITMENTS
The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company also provides limited guarantees to certain of its dealers, most of which are expected to expire by December, 2010.
Our principal commercial commitments under repurchase agreements and guarantees at July 31, 2010 and July 31, 2009 are summarized in the following chart:

	Total Amount	Total Amount	Term of
Commitment	Committed 2010	Committed 2009	Commitments
Guarantee on dealer financing	$1,524	$7,112	Various
Standby repurchase obligation on dealer financing	$563,636	$447,706	Up to eighteen months
The repurchase agreement obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. The repurchase and guarantee reserve balances as of July 31, 2010 and 2009, which are included in other current liabilities on the Consolidated Balance Sheets, are $3,312 and $6,349, respectively, and include the deferred estimated fair value of the implied guarantee under outstanding repurchase obligations and the estimated loss upon the eventual resale of expected repurchased product. These reserves do not include any amounts for direct guarantees as the Company does not currently expect any losses from such guarantees. The table below reflects losses incurred under repurchase agreements for the past three fiscal years. The increased losses in fiscal 2009 resulted from the more difficult market conditions in the recreation vehicle business during that year. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cost of units repurchased	$10,001	$32,913	$11,908
Realization of units resold	8,665	27,652	10,051

Losses due to repurchase	$1,336	$5,261	$1,857

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At July 31, 2010 chassis on hand accounted for as consigned, unrecorded inventory was approximately $21,583. In addition to this consigned inventory, at July 31, 2010 an additional $8,966 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.
The Company has been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company has cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The Company is currently discussing the terms of a possible settlement of this matter with the SEC staff, however, there can be no assurances that a settlement will be reached.
The Company has been named in approximately 616 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which the Company carries insurance above a specified deductible amount). In this regard, the Company is a party to two companion lawsuits pending in Jefferson County, Texas which were brought against it and its affiliates, each of which arises from a March 29, 2006 crash of a bus manufactured by a subsidiary of the Company. At the mediation of the cases on June 15, 2010, a complete settlement of both cases was reached. Formal settlement agreements were executed by each of the plaintiffs in August, and counsel for all plaintiffs and cross-claimants have signed Notices of Nonsuit which were filed with both courts. The Company was informed that an Order of Dismissal was signed and entered in each of the lawsuits, one on September 16, 2010 and the other on September 20, 2010, disposing of both lawsuits.
While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of the Company’s operations in the normal course of business, including the litigation described above, the Company believes that while the final resolution of any such litigation may have an impact on its consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on its financial position, results of operation or liquidity.
On June 25, 2010, the Company and certain of its officers and directors were sued in the United States District Court for the Southern District of Ohio — Dayton Division by Teamsters Allied Benefit Funds, individually and purportedly on behalf of a class of all those who purchased or acquired Thor common stock between November 30, 2009 to June 10, 2010. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company’s SEC filings and press releases were false and misleading due, among other things, to the Company’s June 10, 2010 announcement that financial statements might need to be restated. The Company has since announced that a restatement is not necessary. The Company believes the lawsuit was without merit, and plaintiff agreed to voluntarily dismiss the lawsuit without prejudice on September 7, 2010.
J. STOCKHOLDERS’ EQUITY
In fiscal 2010, the Company purchased 3,980,000 shares of its common stock at $29.00 per share and held them as treasury stock at a total cost of $115,420. The shares were repurchased by the Company from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. The late Wade F. B. Thompson was the Company’s former Chairman, President and Chief Executive Officer. The repurchase transaction was evaluated and approved by members of the Company’s Board of Directors who are not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of Thor’s common stock outstanding. The Company used available cash to purchase the shares.

In fiscal 2008, the Company purchased 435,739 shares at an average cost of $31.12 per share and held them as treasury stock at a total cost of $13,561.
The Board approved the Thor Industries, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”) on October 16, 2006 and this plan was subsequently approved by shareholders at the 2006 annual meeting. The Equity Incentive Plan is designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants under options, restricted stock or other equity-based awards pursuant to either the 1999 Plan or the 1997 Plan. However, outstanding grants under both plans remain outstanding, subject to the respective terms and conditions of the plans. The maximum number of shares issuable under the Equity Incentive Plan is 1,100,000. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights. 2,000,000 shares were authorized under the 1999 Plan. Options expire 10 years from the date of grant and are vested evenly over 3 to 5 years from the date of grant.
Stock Options — A summary of option activity under the 1999 Plan and the Equity Incentive Plan is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	513,561	$23.47	514,561	$23.48	409,420	$21.92
Exercised	(586)	26.91	(1,000)	26.91	(94,859)	23.25
Canceled	(1,250)	27.40	—	—	—	—
Granted	870,000	34.17	—	—	200,000	26.55

Outstanding and expected to vest at end of year	1,381,725	$30.20	513,561	$23.47	514,561	$23.48

Exercisable at year-end	445,057	$22.99	380,227	$22.39	313,311	$21.50

The weighted average remaining contractual life for outstanding options and exercisable options at July 31, 2010, was 7.92 and 4.29 years, respectively.
The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Aggregate intrinsic value of options outstanding and expected to vest	$2,350	$1,509	$1,039
Aggregate intrinsic value of options exercisable	$2,263	$1,509	$1,039
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated when awards are granted. Forfeiture assumptions are revised as necessary to reflect experience. The fair value of the stock options is based upon the market price of the underlying common stock as of the date of the grant, reduced by the present value of estimated future dividends, and risk-free interest rates. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of the options represents the period of time that options granted are expected to be outstanding and is estimated using the Company’s historical exercise and termination behavior.
The weighted average fair value of options granted in fiscal 2010 and fiscal 2008 were $14.69 and $10.54, respectively, as calculated by the Black-Scholes method. There were no option grants during fiscal 2009. The assumptions used in determining the fair value of the options granted during fiscal 2010 and fiscal 2008 are as follows:

Grant Date	July 20, 2010	April 28, 2010	May 23, 2008	May 5, 2008
Expected volatility	45%	45%	40%	40%
Expected life of grant	6 years	6 years	6 years	6 years
Risk-free interest rate	2.2%	3.1%	3.3%	3.3%
Expected dividend rate	0.9%	0.9%	0.9%	0.9%
In fiscal years 2010, 2009 and 2008 the Company recorded expenses of $1,375, $589 and $179, respectively for stock option awards. At July 31, 2010, there was $12,830 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 4.54 years.

Cash received from stock option exercises for the years ended July 31, 2010, July 31, 2009 and July 31, 2008 was $16, $27 and $2,205, respectively. The total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $3, $0 and $2,025, respectively.
The Company recognized a tax benefit related to stock based compensation expense of $481, $226 and $249 in fiscal 2010, 2009 and 2008, respectively.
Exercises of options are satisfied with the issuance of new shares from authorized shares.
Stock Awards — The Company’s 1997 Restricted Stock Plan allowed for the granting of up to 600,000 shares of restricted stock to select executives. Restrictions expire 50% after five years following the date of issue and the balance after six years.
A summary of stock award activity under this Plan is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested, Beginning of year	4,000	$26.91	32,000	$19.22	71,000	$16.24
Granted	—	—	—	—	—	—
Vested	(4,000)	26.91	(28,000)	18.12	(39,000)	13.79
Forfeited	—	—	—	—	—	—

Nonvested, End of year	—	$—	4,000	$26.91	32,000	$19.22

In fiscal 2010, 2009 and 2008 the Company recorded expense for restricted stock awards of $12, $68 and $177, respectively. At July 31, 2010, there was no unrecognized compensation costs related to restricted stock awards.
The total fair value of restricted stock vested during fiscal year 2010, 2009 and 2008 was $113, $480 and $1,747, respectively.
K. JOINT VENTURES
In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2010, the Company was contingently liable for repurchase obligations of CAT inventory in the amount of $7,254. Any losses related to these obligations would be shared equally by the Company and Cruise America. The Company’s total investment at July 31, 2010 is $2,474.
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
These investments are (or, in the case of TCC, were) 50% owned and are accounted for using the equity method. The Company’s share of the combined earnings for these investments was $217, $566 and $598 in fiscal 2010, 2009 and 2008, respectively, and is included in the other income caption of the Consolidated Statements of Income. Additionally, TCC paid the Company a referral fee based upon the amount of loans generated from the Company’s dealers. The Company recognized referral income of $1,506 in fiscal 2008, which is included in the other income caption of the Consolidated Statements of Income.
During fiscal 2010, the Company’s Four Winds subsidiary had sales to Cruise America of $27,859 and Cruise America did not have any sales to CAT. During fiscal 2009, the Company’s Four Winds subsidiary had sales to Cruise America of $13,623 and Cruise America did not have any sales to CAT. During fiscal 2008, the Company’s Four Winds subsidiary had sales to Cruise America of $19,485 and Cruise America had sales to CAT of $9,106.
L. BUSINESS SEGMENTS
The Company has three reportable segments: 1.) towable recreation vehicles, 2.) motorized recreation vehicles, and 3.) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Hensall & Oliver, Keystone, and Komfort. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Damon and Four Winds. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, General Coach, ElDorado California, ElDorado Kansas, Goshen Coach and SJC. The operations of SJC are aggregated in the buses reportable segment because SJC has similar economic characteristics to our bus businesses and the nature of its products, production processes, types of customers, distribution channels and regulatory environment are also similar to those within our bus businesses.

Manufacturing and sales are conducted in the United States and, to a much lesser extent, in Canada. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents, investments and deferred income tax assets.

	2010	2009	2008
Net sales:
Recreation vehicles
Towables	$1,556,591	$953,279	$1,763,099
Motorized	291,958	161,727	461,856

Total recreation Vehicles	1,848,549	1,115,006	2,224,955
Buses	428,008	406,890	415,725

Total	$2,276,557	$1,521,896	$2,640,680

Income (loss) before income taxes:
Recreation vehicles
Towables	$145,604	$47,347	$146,306
Motorized	10,628	(29,728)	(522)

Total recreation vehicles	156,232	17,619	145,784
Buses	29,904	17,422	21,132
Corporate	(14,743)	(11,646)	(14,509)

Total	$171,393	$23,395	$152,407

Identifiable assets:
Recreation vehicles
Towables	$413,112	$358,562	$409,793
Motorized	86,726	73,969	108,740

Total recreation vehicles	499,838	432,531	518,533
Buses	124,374	106,823	110,647
Corporate	339,861	411,770	367,382

Total	$964,073	$951,124	$996,562

Depreciation and amortization expense:
Recreation vehicles
Towables	$7,735	$8,371	$10,119
Motorized	3,058	2,979	4,729

Total recreation vehicles	10,793	11,350	14,848
Buses	1,981	1,864	2,035
Corporate	455	269	138

Total	$13,229	$13,483	$17,021

Capital expenditures:
Recreation vehicles
Towables	$8,971	$2,297	$6,786
Motorized	706	1,847	5,055

Total recreation vehicles	9,677	4,144	11,841
Buses	2,888	512	1,094
Corporate	202	479	1,880

Total	$12,767	$5,135	$14,815

Export sales to Canada from our U.S. operations were $364,105, $237,584 and $421,008 in fiscal 2010, 2009 and 2008, respectively.
M. PRODUCT WARRANTY
The Company generally provides retail customers of its products with a one-year warranty covering defects in material or workmanship, with longer warranties of up to five years on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company’s operating results for the period or periods in which such claims or additional costs materialize.

Management believes that the warranty reserves are adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on at least a quarterly basis.

	Year Ended	Year Ended	Year Ended
	July 31, 2010	July 31, 2009	July 31, 2008
Beginning Balance	$41,717	$61,743	$64,310
Provision	57,314	32,236	63,525
Payments	(47,564)	(52,262)	(66,092)

Ending Balance	$51,467	$41,717	$61,743

N. SALE OF BUSINESSES
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
In October 2009, the Company decided to close its Citair General Coach production facility in Oliver, British Columbia and move all General Coach RV and park model production to its other Citair General Coach facility in Hensall, Ontario. As of April 30, 2010, all production ceased at the Citair Oliver facility. Related closure costs of approximately $3,640 were recorded in fiscal 2010, consisting of $1,710 primarily in cost of products sold for inventory and warranty and $1,930 in severance and other costs included in selling, general and administrative expenses.
On April 30, 2010, the Company sold its Citair travel trailer and park model business to a former member of Citair’s management. Citair did business in Canada under the names General Coach, Hensall and General Coach, Oliver. The Company recorded a $323 pre-tax loss on the sale.
O. THOR CC, INC.
In March 1994, the Company and a financial services company formed a joint venture, Thor Credit Corporation, to finance the sale of recreation vehicles to consumer buyers. This joint venture was dissolved in September 2008 after the joint venture partner informed the Company that it was no longer providing retail financing for recreation vehicles. We recovered our investment of $1,578 upon dissolution.
In November 2008, the Company announced it would again be providing retail financing for recreation vehicle customers of Thor dealers through the Company’s wholly owned subsidiary, Thor CC, Inc. (“Thor CC”). The business was led by employees of the former joint venture and financed new and used Thor recreation vehicle products sold by our dealers.
On April 5, 2010 Thor selected GMAC Financial Services (“GMAC”) as the preferred retail finance provider for its retail customers. Thor CC continued to offer retail financing to Thor dealers until GMAC launched its program in May 2010, but has since ceased new loan activity. GMAC is accepting retail financing applications from Thor dealers for both new and used recreation vehicles, and plans to expand nationwide to all Thor dealers by the end of this calendar year.
The Company has closed Thor CC and has recognized $627 of corporate costs in connection therewith as of July 31, 2010.

P. CONCENTRATION OF RISK
One dealer accounted for 12% of the Company’s bus sales for fiscal 2010. The loss of this dealer could have a significant effect on the Company’s bus business. One dealer accounted for 18% of the Company’s consolidated recreation vehicle net sales for fiscal 2010 and 15% of its consolidated net sales for fiscal 2010. The loss of this dealer could have a significant effect on the Company’s business.
Q. LOAN TRANSACTIONS AND RELATED NOTES RECEIVABLE
On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10,000 to the Borrowers (the “First Loan”). The Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), the parent company of FreedomRoads, LLC (“FreedomRoads”), the Company’s largest dealer. Pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads Holding to enable FreedomRoads Holding or its subsidiaries to repay its principal obligations under floor plan financing arrangements with third parties in respect of products of the Company and its subsidiaries.
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
The maturity date of the Second Loan is June 30, 2012. Principal is payable in semi-annual installments of $1,000 each commencing on June 30, 2010, with a final payment of $6,000 on June 30, 2012. Interest on the principal amount of the Second Loan is payable in cash on a quarterly basis at a rate of 12% per annum. All payments of principal and interest due to date have been paid in full.
On December 22, 2009, the Company entered into a Credit Agreement (the “Third Credit Agreement”) with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (each of the foregoing persons, on a joint and several basis, the “Third Loan Borrowers”), pursuant to which the Company loaned $10,000 to the Third Loan Borrowers (the “Third Loan”). The Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding, the indirect parent company of FreedomRoads. Pursuant to the terms of the Third Credit Agreement, the Third Loan Borrowers agreed to use the proceeds of the Third Loan solely to provide a loan to one of FreedomRoads Holding’s subsidiaries which would ultimately be contributed as equity to FreedomRoads to be used for working capital purposes.
The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 — $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100; and December 22, 2014 — $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the Maturity Date. The Third Loan Borrowers opted to pay the interest due at March 31, 2010 and June 30, 2010 in kind and it was capitalized as part of the long-term note receivable.
The First Credit Agreement, the Second Credit Agreement and the Third Credit Agreement each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type.
In connection with the First Loan, the Borrowers caused FreedomRoads Holding and its subsidiaries (collectively, the “FR Dealers”), to enter into an agreement pursuant to which the FR Dealers agreed to purchase additional recreation vehicles from the Company and its subsidiaries. The term of this agreement, as subsequently amended in connection with the Second Loan and the Third Loan, continues until December 22, 2029 unless earlier terminated in accordance with its terms.
Along with the repurchase agreements described in Note I between the Company and FR Dealers’ financing institutions, the Company considered the Loans to be variable interests in FreedomRoads Holding and its subsidiaries. The Company concluded it is not the primary beneficiary and that consolidation of any of the FR dealers would be inappropriate. The maximum exposure to loss related to FreedomRoads includes the amounts receivable from FreedomRoads for principal and interest on the notes and repurchase obligations as discussed above.

For fiscal 2010, FreedomRoads accounted for 18% of the Company’s consolidated recreation vehicle net sales and 15% of its consolidated net sales. For fiscal year 2009, FreedomRoads accounted for 15% of the Company’s consolidated recreation vehicle net sales and 11% of the Company’s consolidated net sales.
R. FIRE AT BUS PRODUCTION FACILITY
On February 14, 2010, a fire occurred at the northern production facility (the “Facility”) at the Company’s manufacturing site located near Imlay City, Michigan. The Facility is one of the Company’s principal manufacturing locations for its Champion and General Coach America bus lines. The fire resulted in the destruction of a significant portion of the work in process, raw materials and equipment contained in the Facility. There were no reported injuries and the origin of the fire is undetermined. The southern production plant, paint facility and other buildings at the site were not affected by the fire and remain intact. The Company resumed limited production activities for its Champion and General Coach America buses in the southern manufacturing facility. In addition, the Company addressed equipment and staffing reallocation. Many employees continued to work out of the southern manufacturing facility and an office building on this site on a temporary basis.
The Company maintains a property and business interruption insurance policy that it believes will provide substantial coverage for the currently foreseeable losses arising from this incident, less up to the first $5,000 representing the Company’s deductible per the policy.
The Company received $13,313 of insurance proceeds as of July 31, 2010. Of these proceeds, $13,079 represents recognized insurance recoveries, net of the deductible, and $234 represents advances recorded as deferred revenue in other liabilities. Through July 31, 2010, the cost incurred and insurance recoveries recognized, including $6,087 for business interruption ($4,121 net of applied deductible), are reflected in the Company’s consolidated statements of income as follows:
Gain on Involuntary Conversion:

Insurance recoveries recognized	$18,079
Deductible	(5,000)
WIP and raw material destroyed	(4,305)
Property and equipment destroyed	(578)
Clean up and other costs	(603)

Gain on Involuntary Conversion	$7,593

The costs incurred to date of reconstructing the Facility and replacing inventory have been accounted for in the normal course of business. The costs incurred as of July 31, 2010 to reconstruct the Facility totaled $1,483, and the Facility is substantially completed and operational as of September 28, 2010. The Company expects that a.) the replacement cost of the property and equipment will substantially exceed the current carrying costs, and b.) lost profits covered under business interruption and future clean-up and related costs will be reimbursed under the policy, however, an accurate estimate of the remaining potential gain resulting from the involuntary conversion cannot be made at this time.
S. ACQUISITION
On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 of future cash obligations to the seller for a total purchase price of $20,081. The Company believes that SJC is currently the second largest manufacturer of ambulances in the United States. Its brands include McCoy Miller, Marque and Premiere, each of which is sold through a nationwide network of dealers. The Company believes that the ambulance business is a natural fit with Thor’s bus business and has included the operations of SJC in its Buses reportable segment. Under Thor’s ownership, SJC will continue as an independent operation, in the same manner as the Company’s recreation vehicle and bus companies. The operations of SJC are included in the Company’s operating results from the date of its acquisition. Through July 31, 2010, SJC recorded net sales of $13,218 and acquisition costs were not material.

Based on internal and independent external valuations the Company preliminarily allocated the purchase price to the net identifiable assets of SJC as follows:

Net working capital	$7,412
Property, plant and equipment	2,459
Dealer network	5,230
Goodwill	2,490
Trademarks	2,100
Technology	270
Non-compete	120

$20,081

Amortized intangible assets have a weighted average useful life of 13.4 years. The dealer network will be amortized on a straight line basis over 14 years, and the technology assets and non-compete agreements, will both be amortized on a straight line basis over 5 years. Goodwill and trademarks are not subject to amortization. The entire goodwill balance is tax deductible. Proforma financial information has not been presented due to its insignificance.
T. LIQUIDATION OF INSURANCE SUBSIDIARY
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
U. SUBSEQUENT EVENTS
On September 16, 2010, the Company consummated its acquisition of Towables Holdings, Inc., a Delaware corporation (“Holdings”) which owns all of the outstanding equity interests of Heartland Recreational Vehicles, LLC, an Indiana limited liability company (“Heartland”), pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated as of September 16, 2010, by and among the Company, Heartland, Heartland RV Holdings, L.P., a Delaware limited partnership (“Seller”), and certain other parties named therein. Heartland is engaged in the business of manufacturing and marketing recreation vehicles, consisting of travel trailers and fifth-wheel vehicles. Under the terms of the Purchase Agreement, the Company purchased all of the outstanding capital stock of Holdings (the “Transaction”).
The consideration paid by the Company to Seller consisted of $100,000 in cash (less the amount of Heartland’s capital lease obligations of approximately $438) and 4,300,000 shares of the Company’s unregistered common stock (the “Thor Shares”). The Thor Shares were issued to the indirect securityholders of Seller pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), set forth in Section 4(2) of the Act. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The cash portion of the consideration is subject to adjustment following the completion of an audit of the financial statements of Holdings after the closing of the Transaction as described in the Purchase Agreement.
Under the Purchase Agreement, Seller and two equityholders that indirectly owned a majority of the equity interests of Seller (collectively, the “Seller Owners”), agreed to indemnify the Company and certain specified Company indemnitees from and against any losses resulting from (i) breaches of representations and warranties of Seller, Holdings, Heartland, and the Seller Owners set forth in the Purchase Agreement, (ii) non-compliance with covenants of Seller, Holdings, Heartland, and the Seller Owners set forth in the Purchase Agreement, (iii) taxes of Holdings and Heartland for pre-closing periods and/or (iv) certain other specified potential operational liabilities, subject, in the case of indemnification for breaches of representations and warranties, to a threshold in the amount of $10, a deductible in the amount of $1,000 and, in the case of substantially all of the representations and warranties, an overall cap of $15,000. The Company also agreed to indemnify the Seller and certain specified Seller indemnitees for (a) breaches of representations and warranties by the Company, and/or (b) non-compliance with covenants by the Company. The Company is subject to an equivalent threshold, deductible and cap with respect to its indemnification obligations.
Heartland will operate as a wholly-owned subsidiary of the Company following the Transaction in the same manner as the Company’s existing recreation vehicle and bus companies. The assets acquired as a result of the Transaction include equipment and other tangible and intangible property. The assets of Heartland will be used in connection with the operation of Heartland’s business of manufacturing towable recreation vehicles.
As part of the Transaction, senior management of Heartland entered into non-competition agreements with the Company and its subsidiaries. Members of management of Heartland who received Thor Shares also entered into a stock restriction agreement with the Company, which, among other things, places restrictions on the disposition of the Company’s common stock issued to such persons for a period of four years after the closing of the Transaction, which restrictions lapse in pro rata amounts beginning on the first anniversary of the closing of the Transaction and every six months thereafter, with an exception for certain permitted acceleration events. In addition, the Company granted to the former indirect securityholders of Heartland who received Thor Shares registration rights to register the resale of the Thor Shares.
***********