Form 10-Q
period 2010-10-31
THOR INDUSTRIES INC
filed 2010-11-30
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 31, 2010.

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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2010
Common stock, par value $ .10 per share	55,811,510 shares

PART I — Financial Information
ITEM 1. Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	October 31, 2010	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$141,747	$247,751
Accounts receivable:
Trade, less allowance for doubtful accounts of $689 at 10/31/10 and $422 at 7/31/10	133,957	159,535
Other	6,366	5,864
Inventories	181,100	142,680
Note receivable	2,463	2,364
Deferred income taxes and other	45,025	43,576

Total current assets	510,658	601,770

Property, plant and equipment:
Land	22,029	20,757
Buildings and improvements	149,472	133,890
Machinery and equipment	79,826	72,562

Total cost	251,327	227,209
Less accumulated depreciation	90,054	88,029

Net property, plant and equipment	161,273	139,180

Investments — joint ventures	2,906	2,474

Other assets:
Long term investments	3,390	5,327
Goodwill	245,766	150,901
Amortizable intangible assets	121,973	5,728
Indefinite-lived trademarks	12,900	14,936
Long term notes receivable	29,308	28,966
Deferred income taxes and other	7,944	14,791

Total other assets	421,281	220,649

TOTAL ASSETS	$1,096,118	$964,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,234	$108,616
Accrued liabilities:
Compensation and related items	26,449	30,346
Product warranties	62,474	51,467
Taxes	8,306	28,416
Promotions and rebates	10,765	9,419
Product/property liability and related liabilities	13,860	15,254
Other	16,761	13,246

Total current liabilities	245,849	256,764

Other liabilities	14,791	14,345
Unrecognized tax benefits	38,130	35,686
Deferred income tax liability	29,662	—

Total long term liabilities	82,583	50,031

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock — par value of $.10 per share; authorized 250,000,000 shares; issued 61,668,849 shares @ 10/31/10 and 57,318,849 shares @ 7/31/10;	6,167	5,732
Additional paid-in capital	187,501	95,770
Retained earnings	763,314	745,204
Accumulated other comprehensive loss	(192)	(324)
Less Treasury shares of 5,857,339 @ 10/31/10 & 7/31/10, at cost	(189,104)	(189,104)

Total stockholders’ equity	767,686	657,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,096,118	$964,073

See notes to condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended October 31,
	2010	2009
Net sales	$606,684	$502,552
Cost of products sold	530,106	432,781

Gross profit	76,578	69,771
Selling, general and administrative expenses	44,891	34,767
Impairment of trademarks	2,036	—
Amortization of intangibles	2,075	91
Gain on involuntary conversion	4,802	—
Interest income	1,023	1,670
Interest expense	70	99
Other income	455	769

Income before income taxes	33,786	37,253
Income taxes	10,098	13,824

Net income	$23,688	$23,429

Average common shares outstanding:
Basic	53,621,890	55,436,924
Diluted	53,708,104	55,516,772

Earnings per common share:
Basic	$.44	$.42
Diluted	$.44	$.42

Regular dividends declared and paid per common share:	$.10	$.07

Special dividends declared and paid per common share:	$—	$.50
See notes to condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$23,688	$23,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,340	3,179
Amortization of intangibles	2,075	91
Trademark impairment	2,036	—
Deferred income taxes	3,000	(195)
Gain on disposition of property, plant & equipment	(26)	(6)
Stock based compensation expenses	845	209
Excess tax benefits from stock-based awards	(446)	—
Gain on involuntary conversion of assets	(2,117)	—
Changes in assets and liabilities (excluding acquisition):
Accounts receivable	43,818	(19,090)
Inventories	(14,050)	(28,751)
Prepaid expenses and other	(476)	3,527
Accounts payable	(27,512)	18,336
Accrued liabilities	(25,523)	17,243
Other liabilities	1,042	481

Net cash provided by operating activities	9,694	18,453

Cash flows from investing activities:
Purchases of property, plant & equipment	(16,642)	(911)
Proceeds from dispositions of property, plant & equipment	648	659
Proceeds from disposition of investments	2,150	15,000
Insurance proceeds from involuntary conversion of assets	2,496	—
Acquisition of operating subsidiary	(99,562)	—

Net cash provided by (used in) investing activities	(110,910)	14,748

Cash flows from financing activities:
Cash dividends	(5,578)	(31,602)
Excess tax benefits from stock-based awards	446	—
Proceeds from issuance of common stock	344	—

Net cash used in financing activities	(4,788)	(31,602)

Effect of exchange rate changes on cash	—	(81)

Net (decrease) increase in cash and equivalents	(106,004)	1,518
Cash and cash equivalents, beginning of period	247,751	221,684

Cash and cash equivalents, end of period	$141,747	$223,202

Supplemental cash flow information:
Income taxes paid	$28,315	$4,203
Interest paid	$70	$99
Non-cash transactions:
Capital expenditures in accounts payable	$321	$24
Common stock issued in business acquisition	$90,531	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Nature of Operations - Thor Industries, Inc. was founded in 1980 and, together with its subsidiaries (the “Company”), manufactures a wide range of recreation vehicles and small and mid-size buses at various manufacturing facilities across the United States. These products are sold to independent dealers and municipalities primarily throughout the United States and Canada.
The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of motorized recreation vehicles, towable recreation vehicles and buses. Accordingly, the Company has presented segmented financial information for these three segments in Note 6 to the Company’s Notes to the Condensed Consolidated Financial Statements.
The July 31, 2010 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2010. The results of operations for the three months ended October 31, 2010, including Heartland Recreational Vehicles, LLC (“Heartland”) since its acquisition on September 16, 2010, are not necessarily indicative of the results for the full year.
Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 amends ASC 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the Company is the primary beneficiary of a variable interest entity. The amendments to ASC 810-10 are effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments effective August 1, 2010. The adoption of the amendments did not have any impact on the financial statements.
In July 2010, the FASB issued Accounting Standards Update, or ASU, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing of receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures will become effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its financial disclosures, and it will adopt its provisions when they become effective.
2.	Acquisitions
On September 16, 2010, the Company purchased all of the outstanding capital stock of Towable Holdings, Inc., which owns all of the outstanding equity interests of Heartland Recreational Vehicles, LLC, (“Heartland”). Heartland is engaged in the business of manufacturing and marketing recreation vehicles, consisting of travel trailers and fifth wheel vehicles. Heartland will operate as a wholly-owned subsidiary of the Company and will be managed as its own operating unit that is aggregated into the Company’s towable recreation vehicle reportable segment. The assets acquired as a result of the acquisition include equipment and other tangible and intangible property. The assets of Heartland will be used in connection with the operation of Heartland’s business of manufacturing and marketing towable recreation vehicles.
Pursuant to the purchase agreement entered into in connection with the acquisition, the Company paid $99,562 in cash and issued 4,300,000 shares of the Company’s unregistered common stock (“Thor Shares”) valued at an aggregate of $90,531. The value of the shares was based on an independent appraisal. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The cash portion of the consideration is subject to adjustment following the completion of a post-closing audit of the financial statements of Heartland and its parent as described in the purchase agreement. Thus far, adjustments to increase consideration of $170 have been identified and accrued as of October 31, 2010, and the remaining adjustments are not expected to be significant. In addition, the Company expensed $1,796 of transaction costs as part of corporate selling, general and administrative expense in connection with the acquisition during the three months ended October 31, 2010.
Members of management of Heartland who received Thor shares also entered into a stock restriction agreement with the Company, which, among other things, places restrictions on the disposition of the Company’s common stock issued to such persons for a period of four years after the closing of the transaction, which restrictions lapse in pro rata amounts beginning on the first anniversary of the closing of the transaction and every six months thereafter, with an exception for certain permitted acceleration events. In addition, the Company granted to the former indirect security holders of Heartland who received Thor shares registration rights to register the resale of the Thor shares.
The following table summarizes the preliminary approximate fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing. We are in the process of finalizing the fair value of the intangible assets. Further adjustment of the allocation is not expected to be material.

Current assets	$48,913
Property, plant and equipment	9,993
Dealer network	67,000
Goodwill	94,865
Trademarks	25,200
Technology assets	21,300
Non-compete agreement	4,130
Backlog	690
Current liabilities	(42,767)
Other liabilities	(39,061)

Total fair value of net assets acquired	$190,263

The Company did not assume any of Heartland’s outstanding debt, other than the existing capital lease obligations included in the table above. Amortized intangible assets have a weighted average useful life of 14.9 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated cash flows basis over 12 years. The technology assets were valued based on the Relief from Royalty Method and will be amortized on a straight line basis over 10 to 15 years. The non-compete agreements were valued based on a form of the Discounted Cash Flow Method, the Lost Income Method, and will be amortized on a straight line basis over 5 years. The trademarks were valued based on the Relief from Royalty Method and will be amortized on a straight line basis over 25 years. The backlog was valued based on the Discounted Cash Flow Method and will be amortized over 3 weeks. Goodwill is not subject to amortization. Prior to the acquisition, Heartland had historical net tax basis in goodwill of approximately $11,600 that is deductible for tax purposes and will continue to be deductible.
The primary reasons for the acquisition include Heartland’s future earning potential, its fit with our existing operations, its market share and its cash flow. The results of operations of Heartland are included in the Company’s Statement of Condensed Consolidated Operations from the date of the acquisition. Through October 31, 2010, Heartland recorded net sales of $50,119 and net income before tax of $315. Net income before tax includes onetime costs of $669 related to the step-up in finished goods inventory and $690 for amortization of backlog. The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of each of the respective periods. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended October 31,
	2010	2009
Net sales	$668,576	$582,045
Net income	$26,816	$25,812
Basic earnings per common share	$.48	$.43
Diluted earnings per common share	$.48	$.43
On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 of future cash obligations to the seller for a total purchase price of $20,081. The Company believes that SJC is currently the second largest manufacturer of ambulances in the United States. Its brands include McCoy Miller, Marque and Premiere, each of which is sold through a nationwide network of dealers. The Company believes that the ambulance business is a natural fit with Thor’s bus business and has included the operations of SJC in its Buses reportable segment. Under the Company’s ownership, SJC will continue as an independent operation, in the same manner as the Company’s recreation vehicle and bus companies. The operations of SJC are included in the Company’s operating results from the date of its acquisition.
Based on internal and independent external valuations, the Company allocated the preliminary purchase price to the net identifiable assets of SJC as follows:

Net working capital	$7,412
Property, plant and equipment	2,459
Dealer network	5,230
Goodwill	2,490
Trademarks	2,100
Technology	270
Non-compete	120

$20,081

Amortized intangible assets have a weighted average useful life of 13.4 years. The dealer network will be amortized on a straight line basis over 14 years, and the technology assets and non-compete agreements will both be amortized on a straight line basis over 5 years. Goodwill and trademarks are not subject to amortization. The entire goodwill balance is tax deductible. Pro forma financial information has not been presented due to its insignificance.
3.	Major classifications of inventories are:

	October 31, 2010	July 31, 2010
Raw materials	$88,500	$78,481
Chassis	43,381	33,335
Work in process	50,155	46,681
Finished goods	24,562	9,681

Total	206,598	168,178
Excess of FIFO costs over LIFO costs	(25,498)	(25,498)

Total inventories	$181,100	$142,680

Of the $206,598 of inventory at October 31, 2010, all but $32,046 at certain subsidiaries are valued on a last-in, first-out basis. This $32,046 of inventory is valued on a first-in, first-out method.

4.	Earnings Per Share

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Weighted average shares outstanding for basic earnings per share	53,621,890	55,436,924
Stock options and restricted stock	86,214	79,848

Total — For diluted shares	53,708,104	55,516,772

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At October 31, 2010 and 2009, the Company had stock options outstanding of 909,000 and 239,000, respectively, which were excluded from this calculation.
5.	Comprehensive Income

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Net Income	$23,688	$23,429
Foreign currency translation adjustment, net of tax	—	(81)
Change in temporary impairment of investments, net of tax	132	(28)

Comprehensive income	$23,820	$23,320

6.	Segment Information
The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles, and (3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, Breckenridge, CrossRoads, Dutchmen, General Coach Canada, Keystone, Heartland (since its acquisition on September 16, 2010) and Komfort. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream and Thor Motor Coach (formerly Damon and Four Winds). The bus segment consists of the following operating companies that have been aggregated: Champion Bus, General Coach, ElDorado California, ElDorado Kansas, Goshen Coach and SJC (since its acquisition on March 1, 2010).

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Net Sales:
Recreation vehicles:
Towables	$422,449	$342,136
Motorized	84,114	47,793

Total recreation vehicles	506,563	389,929
Buses	100,121	112,623

Total	$606,684	$502,552

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$33,100	$31,540
Motorized	1,004	102

Total recreation vehicles	34,104	31,642
Buses	9,419	8,380
Corporate	(9,737)	(2,769)

Total	$33,786	$37,253

	October 31, 2010	July 31, 2010
Identifiable Assets:
Recreation vehicles:
Towables	$664,585	$413,112
Motorized	96,964	86,726

Total recreation vehicles	761,549	499,838
Buses	125,398	124,374
Corporate	209,171	339,861

Total	$1,096,118	$964,073

7.	Treasury Stock
In the second quarter of fiscal year 2010, the Company purchased 3,980,000 shares of the Company’s common stock at $29.00 per share and held them as treasury stock at a total cost of $115,420.
The shares were repurchased by the Company from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. The late Wade F. B. Thompson was the Company’s former Chairman, President and Chief Executive Officer. The repurchase transaction was evaluated and approved by the members of Thor’s Board who are not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of Thor’s common stock outstanding. The Company used available cash to purchase the shares.
8.	Investments and Fair Value Measurements
ASC-820-10, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2010 and July 31, 2010:

	October 31, 2010		July 31, 2010
	Cash and Cash	Auction Rate	Cash and Cash	Auction Rate
	Equivalents	Securities	Equivalents	Securities
Levels of Input:
Level 1	$141,747	$—	$247,751	$—
Level 2	—	—	—	—
Level 3	—	3,390	—	5,327

	$141,747	$3,390	$247,751	$5,327

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions.
In addition to the above investments, the Company holds non-qualified retirement plan assets of $7,833 at October 31, 2010 ($7,499 at July 31, 2010). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in other assets on the Condensed Consolidated Balance Sheets.
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
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Balances at August 1, 2010	$5,327
Net change in other comprehensive income	213
Net loss included in earnings	—
Purchases	—
Sales/Maturities	(2,150)

Balances at October 31, 2010	$3,390

Auction Rate Securities
At October 31, 2010, the Company held $3,700 (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At October 31, 2010, the majority of the ARS we held were AAA rated or equivalent, and none were below AA rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.
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
At October 31, 2010, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recognized a total temporary impairment of $310 ($192 total net of tax in other comprehensive income which is in the equity section of the balance sheet) as of October 31, 2010 related to our long-term ARS investments of $3,700 (par value).
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through October 31, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ par value.
Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.
In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, or the underlying securities have matured.
9.	Goodwill and Other Intangible Assets
The components of amortizable intangible assets are as follows:

	October 31, 2010		July 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks	$72,230	$947	$5,230	$156
Non-compete agreements	6,851	2,489	2,721	2,315
Heartland trademarks	25,200	126	—	—
Technology and other intangibles	22,260	1,006	270	22

Total amortizable intangible assets	$126,541	$4,568	$8,221	$2,493

Non-compete agreements, finite lived trademarks, technology and other intangibles are amortized on a straight-line basis. Dealer networks are generally amortized on an accelerated cash flow basis. The weighted average remaining amortization period at October 31, 2010 is 14.73 years. The increase in amortizable intangibles since July 31, 2010 is related to the acquisition of Heartland, which is more fully described in Note 2.
Estimated Amortization Expense:

For the fiscal year ending July 2011	$9,942
For the fiscal year ending July 2012	$10,682
For the fiscal year ending July 2013	$10,490
For the fiscal year ending July 2014	$10,222
For the fiscal year ending July 2015 and thereafter	$82,712
Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. During the first quarter of fiscal 2011, management decided to combine our Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, the trademarks associated with one of the former operating companies will be discontinued and was written off.
Goodwill and indefinite-lived intangible assets are not subject to amortization.

The change in carrying value in goodwill and indefinite-lived trademarks from July 31, 2010 to October 31, 2010 is as follows:

	Goodwill	Trademarks
Balance at July 31, 2010	$150,901	$14,936
Impairment of trademark in motorized reportable segment	—	(2,036)
Heartland acquisition in towables reportable segment	94,865	—

Balance at October 31, 2010	$245,766	$12,900

Goodwill and trademarks by reportable segment are as follows:

	October 31, 2010		July 31, 2010
	Goodwill	Trademarks	Goodwill	Trademarks
Recreation Vehicles
Towables	$238,660	$34,811	$143,795	$9,737
Motorized	—	—	—	2,036
Buses	7,106	3,163	7,106	3,163

Total	$245,766	$37,974	$150,901	$14,936

10.	Product Warranties
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

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Beginning Balance	$51,467	$41,717
Provision	14,366	12,791
Payments	(13,538)	(11,998)
Acquisitions	10,179	—

Ending Balance	$62,474	$42,510

11.	Contingent Liabilities and Commitments
The Company is contingently liable under terms of repurchase agreements with certain financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company also provides limited guarantees to certain of its dealers, most of which are currently in the process of being wound down.
The Company’s principal commercial commitments under repurchase agreements and guarantees at October 31, 2010 are summarized in the following chart:

	Total Amount
Commitment	Committed	Terms of Commitments
Guarantee on dealer financing	$2,935	Various
Standby repurchase obligation on dealer financing	$708,282	Up to eighteen months
The repurchase agreement obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. The repurchase and guarantee reserve balance as of October 31, 2010, which is included in other current liabilities on the Condensed Consolidated Balance Sheets, is $3,874 and includes the deferred estimated fair value of the implied guarantee under outstanding repurchase obligations and the estimated loss upon the eventual resale of expected repurchased product. These reserves do not include any amounts for direct guarantees as the Company does not currently expect any losses from such guarantees. The table below reflects losses incurred under repurchase agreements in the period noted. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Cost of units repurchased	$2,220	$1,377
Realization of units resold	1,927	1,041

Losses due to repurchase	$293	$336

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At October 31, 2010, chassis on hand accounted for as consigned, unrecorded inventory was approximately $25,146. In addition to this consigned inventory, at October 31, 2010, an additional $13,303 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.
The Company has been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company has cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The Company is currently discussing the terms of a possible settlement of this matter with the SEC staff. However, there can be no assurance that a settlement will be reached.
The Company has been named in approximately 800 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes

Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which the Company carries insurance above a specified deductible amount). In this regard, the Company was a party to two companion lawsuits pending in Jefferson County, Texas which were brought against it and its affiliates, each of which arose from a March 29, 2006 crash of a bus manufactured by a subsidiary of the Company. At the mediation of the cases on June 15, 2010, a complete settlement of both cases was reached. Formal settlement agreements were executed by each of the plaintiffs in August 2010, and counsel for all plaintiffs and cross-claimants have signed Notices of Nonsuit which were filed with both courts. The Company was informed that an Order of Dismissal was signed and entered in each of the lawsuits, one on September 16, 2010 and the other on September 20, 2010, disposing of both lawsuits.
On June 25, 2010, the Company and certain of its officers and directors were sued in the United States District Court for the Southern District of Ohio — Dayton Division by Teamsters Allied Benefit Funds, individually and purportedly on behalf of a class of all those who purchased or acquired Thor common stock between November 30, 2009 to June 10, 2010. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company’s SEC filings and press releases were false and misleading due to, among other things, the Company’s June 10, 2010 announcement that its financial statements might need to be restated. The Company has since announced that a restatement is not necessary. The Company believed the lawsuit was without merit, and the plaintiff agreed to voluntarily dismiss the lawsuit without prejudice on September 7, 2010.
While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of the Company’s operations in the normal course of business, including the pending litigation described above, the Company believes that while the final resolution of any such litigation may have an impact on its consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on its financial position, results of operations or liquidity.
12.	Provision for Income Taxes
The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes". The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three month period ended October 31, 2010, the Company released approximately $4,500 of gross uncertain tax benefit reserve and related interest and penalties recorded at July 31, 2010 related to the effective settlement of certain uncertain tax benefits, which resulted in a net income tax benefit of approximately $3,300. The Company accrued $300 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2010. Additionally, the Company recorded $1,560 of uncertain tax benefit reserves and related interest and penalty reserves of Heartland upon its acquisition on September 16, 2010.

The Company and its corporate subsidiaries file a consolidated U. S. federal income tax return, multiple U.S. state income tax returns and multiple Canadian income tax returns. The Company has been audited for U.S. federal purposes through fiscal 2007. Periodically, various state and local jurisdictions conduct audits and therefore a variety of other years are subject to state and local review. The Company is currently being audited by the State of California for the tax years ended July 31, 2007 and July 31, 2008. The Company has reserved for this exposure in its liability for unrecognized tax benefits.
The Company anticipates a decrease of approximately $3,400 in unrecognized tax benefits, and $700 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
13.	Retained Earnings

The components of changes in retained earnings are as follows:

Balance as of July 31, 2010	$745,204
Net Income	23,688
Dividends Paid	(5,578)

Balance as of October 31, 2010	$763,314

14.	Loan Transactions and Related Notes Receivable
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
The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 — $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100; and December 22, 2014 — $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date. The Third Loan Borrowers opted to pay the interest due at March 31, 2010, June 30, 2010 and September 30, 2010 in kind and it was capitalized as part of the long-term note receivable.
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
15.	Concentration of Risk
One dealer, FreedomRoads, accounted for 17% of the Company’s consolidated recreation vehicle net sales for the three months ended October 31, 2010 and 14% of its consolidated net sales for the three months ended October 31, 2010. The loss of this dealer could have a significant effect on the Company’s business.
16.	Fire at Bus Production Facility
On February 14, 2010, a fire occurred at the northern production facility (the “Facility”) at the Company’s manufacturing site located near Imlay City, Michigan. The Facility is one of the Company’s principal manufacturing locations for its Champion and General Coach America bus lines. The fire resulted in the destruction of a significant portion of the work in process, raw materials and equipment contained in the Facility. There were no reported injuries and the origin of the fire is undetermined. The southern production plant, paint facility and other buildings at the site were not affected by the fire and remained intact. Shortly after the fire, the Company resumed limited production activities for its Champion and General Coach America buses in the southern manufacturing facility, and the Company addressed equipment and staffing reallocation. Many employees continued to work out of the southern manufacturing facility and an office building on this site on a temporary basis.
The Company maintains a property and business interruption insurance policy that it believes will provide substantial coverage for the currently foreseeable losses arising from this incident, less up to the first $5,000 representing the Company’s deductible per the policy.
During the three months ended October 31, 2010, the Company received $5,384 of insurance proceeds which included $2,323 for business interruption. Recognized insurance recoveries for the three months ended October 31, 2010 include the $5,384 of insurance proceeds along with $70 of previously unrecognized insurance recoveries. For the three months ended October 31, 2010, a gain on involuntary conversion of $4,802 was reported in the Company’s Statement of Condensed Consolidated Operations as follows:

Gain on Involuntary Conversion:

		Three Months Ended	Cumulative Total
	FY 2010	October 31, 2010	Since Fire
Insurance recoveries recognized	$18,079	$5,454	$23,533
Deductible	(5,000)	—	(5,000)
Work in process and raw material destroyed	(4,305)	—	(4,305)
Property and equipment destroyed	(578)	(165)	(743)
Clean up and other costs	(603)	(487)	(1,090)

Gain on Involuntary Conversion	$7,593	$4,802	$12,395

The costs incurred to date of reconstructing the Facility and replacing inventory have been accounted for in the normal course of business. The costs incurred as of October 31, 2010 to reconstruct the Facility totaled $5,807. The Facility was substantially completed and operational as of September 28, 2010. The replacement cost of the property and equipment has substantially exceeded the previous carrying costs and the lost profits covered under business interruption and future clean-up and related costs are being reimbursed under the policy. However, an accurate estimate of the remaining potential gain resulting from the involuntary conversion cannot be made at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 40% including Heartland. In the motorized segment of the industry we have a market share of approximately 18%. Our market share in small and mid-size buses is approximately 36%. We also manufacture and sell 40-foot buses at our facility in Southern California.
On September 16, 2010, we acquired 100% of Towable Holdings, Inc., parent company of Heartland Recreational Vehicles, LLC (“Heartland”), pursuant to a stock purchase agreement for $99,562 in cash, subject to adjustment, and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland will continue as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations will be included in our towable segment.
The acquisition of Heartland is expected to be accretive to our earnings, based upon Heartland’s recent and historical performances. From its founding in 2003, Heartland has become the third largest manufacturer of fifth wheels and the sixth largest manufacturer of travel trailers in the United States based upon Statistical Surveys retail market data as of June, 2010. Heartland has been the fastest growing RV manufacturer in recent years, and its sales over the last 12 months exceeded $400,000. Its brands include Bighorn, Sundance, Cyclone, North Country, and North Trail, sold through a nationwide network of dealers. See Note 2 to our condensed consolidated financial statements included elsewhere in this report for additional information on the acquisition.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of approximately $16,500 for the three months ended October 31, 2010 were made primarily for building and building improvements and to replace machinery and equipment used in the ordinary course of business. These capital expenditures include $4,300 for the construction of the new Champion bus plant, $4,100 for the purchase of recreation vehicle plants which were previously leased and $4,800 for the expansion of our recreation vehicle operations.
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
On February 14, 2010, a fire resulted in the total loss of our 92,000 square foot Champion/General Coach America (GCA) north bus production facility. We reacted immediately and consolidated production into our 92,000 square foot south facility, which was unaffected by the fire, and leased a 59,000 square foot facility on a monthly basis. We resumed production on February 25, 2010 and no significant orders were lost due to the fire. A new Champion/GCA plant was built and it was substantially completed and operational as of September 28, 2010.
Trends and Business Outlook
Industry conditions in the RV market have improved dramatically through 2010, with RV wholesale shipments up 59.4% through September 2010, according to the Recreation Vehicle Industry Association. This large increase in shipments has been attributable to two forces in the market: RV dealers’ restocking of depleted lot inventories and improving retail sales to consumers. We measure our recreation vehicle dealers’ inventory on a daily basis and believe dealer restocking was largely completed as of mid-summer, 2010. As of October 31, 2010, our RV dealers had 35,457 of our RV units in inventory, down 36% from recent peak inventory of 55,300 units in March of 2008. With our substantial increases in retail market share, this level of dealer inventory is at appropriate levels for seasonal consumer demand. Also, wholesale RV shipments in the month of September, 2010 were down compared with September 2009, following thirteen consecutive monthly increases compared to the prior year. Thor’s RV backlog as of October 31, 2010 was down 19% to approximately $254,000 from $315,000 as of October 31, 2009. The reduction in backlog reinforces our belief that dealers have completed their restocking needs. Given our belief that dealer restocking has largely been completed and inventory levels are appropriate, we believe that RV industry wholesale shipments may be lower for a few months going forward.
Given that dealer restocking appears to be largely completed, we believe that retail demand is the key to continued improvement in the RV industry. For the period of January through September, 2010 RV industry retail sales in the United States were up 5.5%, according to Statistical Surveys, Inc. Retail sales of travel trailers and fifth wheels, our most popular products, were up 8.9% in the year-to-date period, while Class C motorhomes were up 4.3% and higher-priced Class A motorhomes were down 4.7%. The Canadian retail RV market has performed even better than the retail RV market in the United States, with year-to-date 2010 retail sales up 23.1% through September 2010, according to Statistical Surveys, Inc.
If consumer confidence and retail and wholesale credit availability continue to improve, interest rates remain low and fuel prices remain stable, we expect to see continued improvement in sales and expect to benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. However, this outlook is tempered by continuing poor employment and income growth as well as credit constraints, which could slow the pace of RV sales. A longer-term positive outlook for the recreation vehicle segment is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.
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
Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses increased 1.4% for the nine months ended September 30, 2010 compared with the same period in 2009. Federal stimulus funds helped the transit industry in the recent economic downturn, however that funding has now expired and that is creating a negative effect on demand for our bus products. Municipal budgets have been reduced and transit agencies’ operating costs have increased. As a result, we have experienced a softening of order input at some of our bus operations and we have reduced staffing levels in certain locations. As of October 31, 2010, buses reportable segment backlog is down by approximately 25% to $212,000 from $284,000 as of October 31, 2009. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers, and the introduction of new bus products.
We do not expect the current condition of the U.S. auto industry to have a significant impact on our supply of chassis. Supply of chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly worsens, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Three Months Ended October 31, 2010 vs.
     Three Months Ended October 31, 2009

	Three Months Ended		Three Months Ended		Change
	October 31, 2010		October 31, 2009		Amount	%
# OF UNITS:
Recreation Vehicles
Towables	18,211		15,801		2,410	15.3
Motorized	1,085		606		479	79.0

Total Recreation Vehicles	19,296		16,407		2,889	17.6
Buses	1,415		1,590		(175)	(11.0)

Total	20,711		17,997		2,714	15.1

NET SALES:
Recreation Vehicles
Towables	$422,449		$342,136		$80,313	23.5
Motorized	84,114		47,793		36,321	76.0

Total Recreation Vehicles	506,563		389,929		116,634	29.9
Buses	100,121		112,623		(12,502)	(11.1)

Total	$606,684		$502,552		$104,132	20.7

		% of		% of
		Segment		Segment	Change
		Net Sales		Net Sales	Amount	%
GROSS PROFIT:
Recreation Vehicles
Towables	$57,869	13.7	$52,845	15.4	$5,024	9.5
Motorized	8,075	9.6	3,491	7.3	4,584	131.3

Total Recreation Vehicles	65,944	13.0	56,336	14.4	9,608	17.1
Buses	10,634	10.6	13,435	11.9	(2,801)	(20.8)

Total	$76,578	12.6	$69,771	13.9	$6,807	9.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$22,986	5.4	$21,298	6.2	$1,688	7.9
Motorized	5,032	6.0	3,378	7.1	1,654	49.0

Total Recreation Vehicles	28,018	5.5	24,676	6.3	3,342	13.5
Buses	5,196	5.2	4,956	4.4	240	4.8
Corporate	11,677	—	5,135	—	6,542	127.4

Total	$44,891	7.4	$34,767	6.9	$10,124	29.1

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$33,100	7.8	$31,540	9.2	$1,560	4.9
Motorized	1,004	1.2	102	0.2	902	884.3

Total Recreation Vehicles	34,104	6.7	31,642	8.1	2,462	7.8
Buses	9,419	9.4	8,380	7.4	1,039	12.4
Corporate	(9,737)	—	(2,769)	—	(6,968)	(251.6)

Total	$33,786	5.6	$37,253	7.4	$(3,467)	(9.3)

ORDER BACKLOG:

	As of	As of	Change
	October 31, 2010	October 31, 2009	Amount	%
Recreation Vehicles
Towables	$181,423	$266,500	$(85,077)	(31.9)
Motorized	72,775	48,554	24,221	49.9

Total Recreation Vehicles	254,198	315,054	(60,856)	(19.3)
Buses	212,602	283,947	(71,345)	(25.1)

Total	$466,800	$599,001	$(132,201)	(22.1)

CONSOLIDATED
Consolidated net sales and consolidated gross profit for the three months ended October 31, 2010 increased $104,132 or 20.7% and $6,807 or 9.8%, respectively, compared to the three months ended October 31, 2009. Recently acquired Heartland accounted for $50,119 of the $104,132 increase in consolidated net sales. Consolidated gross profit was 12.6% of consolidated net sales for the three months ended October 31, 2010 compared to 13.9% of consolidated net sales for the three months ended October 31, 2009. This 1.3% decrease in gross profit percentage was driven primarily by increased discounting within the recreation vehicle segments in the current period, as dealer inventories have been restocked to appropriate levels, and as a result dealer and competitor pressures have necessitated greater discounting to secure sales. Selling, general and administrative expenses for the three months ended October 31, 2010 increased 29.1% compared to the three months ended October 31, 2009. Income before income taxes for the three months ended October 31, 2010 was $33,786 as compared to the three months ended October 31, 2009 of $37,253, a decrease of 9.3%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses increased $6,542 to $11,677 for the three months ended October 31, 2010 compared to $5,135 for the three months ended October 31, 2009. The increase is primarily attributable to legal and professional fees in connection with the Heartland acquisition and the on-going SEC review totaling $3,503. Additionally, salary and bonus costs increased $482, stock option compensation expense increased $647, deferred compensation plan expense increased $509 and group insurance expense increased $202. The remainder of the increase is primarily due to increased on-going professional fees.
Corporate interest income and other income was $1,940 for the three months ended October 31, 2010 compared to $2,366 for the three months ended October 31, 2009. The decrease of $426 is primarily due to a decrease in interest income due to lower invested balances and lower interest rates.
The overall effective income tax rate was 29.9% for the three months ended October 31, 2010 compared with 37.1% for the three months ended October 31, 2009. The primary reason for the difference in the overall effective income tax rate is the effective favorable settlement of certain state uncertain tax benefits for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the three months ended October 31, 2010 vs. the three months ended October 31, 2009:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2010	Net Sales	October 31, 2009	Net Sales	Amount	Change
NET SALES:
Towables
Travel Trailers	$196,349	46.5	$175,633	51.3	$20,716	11.8
Fifth Wheels	220,881	52.3	158,271	46.3	62,610	39.6
Other	5,219	1.2	8,232	2.4	(3,013)	(36.6)

Total Towables	$422,449	100.0	$342,136	100.0	$80,313	23.5

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2010	Shipments	October 31, 2009	Shipments	Amount	Change
# OF UNITS:
Towables
Travel Trailers	11,106	61.0	10,305	65.2	801	7.8
Fifth Wheels	6,924	38.0	5,258	33.3	1,666	31.7
Other	181	1.0	238	1.5	(57)	(23.9)

Total Towables	18,211	100.0	15,801	100.0	2,410	15.3

Impact Of Change In Price On Net Sales:

%
Increase /(Decrease)
Towables
Travel Trailers	4.0%
Fifth Wheels	7.9%
Other	(12.7)%
Total Towables	8.2%
The increase in towables net sales of 23.5% resulted from a 15.3% increase in unit shipments and an 8.2% increase in the impact of the change in the net price per unit. Recently acquired Heartland accounted for $50,119 of the $80,313 increase in total towables net sales and for 1,789 of the 2,410 increase in total towables unit sales.
As the industry continues to stabilize, current customer preference in the fifth wheel and travel trailer markets is trending toward higher priced units with additional features and upgrades compared to a year ago. This trend was partially offset by increased discounting, which effectively reduces the net sales price per unit. The “other” market relates primarily to the park model industry, which has not recovered from the depressed market conditions of the past few years. As a result, more lower priced units are being sold and at greater discounts than last year, resulting in the 12.7% reduction in net price per unit.
The overall industry increase in wholesale unit shipments of towables for August and September 2010 compared to the same period last year was 5.6% according to statistics published by the Recreation Vehicle Industry Association.
Cost of products sold increased $75,289 to $364,580 or 86.3% of towables net sales for the three months ended October 31, 2010 compared to $289,291 or 84.6% of towable net sales for the three months ended October 31, 2009. The change in material, labor, freight-out and warranty comprised $71,736 of the $75,289 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 80.5% for the three months ended October 31, 2010 and 78.5% for the three months ended October 31, 2009. This increase as a percentage of towable net sales is due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material cost percentage to net sales. Total manufacturing overhead as a percentage of towable net sales decreased from 6.1% to 5.8% due to the increase in production resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $5,024 to $57,869 or 13.7% of towable net sales for the three months ended October 31, 2010 compared to $52,845 or 15.4% of towable net sales for the three months ended October 31, 2009. The increase was due to the combination of increased sales, partially offset by increased discounts from unit list prices and increased wholesale and retail incentives provided to customers, and changes in cost of products sold as discussed above.
Selling, general and administrative expenses were $22,986 or 5.4% of towable net sales for the three months ended October 31, 2010 compared to $21,298 or 6.2% of towable net sales for the three months ended October 31, 2009. The primary reason for the $1,688 increase in selling, general and administrative expenses was increased towable net sales which caused commissions, bonuses, and other compensation to increase by $1,051. Sales related travel, advertising, and promotional costs also increased $982 in correlation with the increase in sales. These cost increases were partially offset by reductions in legal settlement costs and vehicle repurchase losses totaling $649.
Towable income before income taxes decreased to 7.8% of towable net sales for the three months ended October 31, 2010 from 9.2% of towable net sales for the three months ended October 31, 2009. The primary factor for this decrease in percentage was the increased discounting noted above.
MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the three months ended October 31, 2010 vs. the three months ended October 31, 2009:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2010	Net Sales	October 31, 2009	Net Sales	Amount	Change
NET SALES:
Motorized
Class A	$58,152	69.1	$29,983	62.8	$28,169	93.9
Class C	21,960	26.1	13,731	28.7	8,229	59.9
Class B	4,002	4.8	4,079	8.5	(77)	(1.9)

Total Motorized	$84,114	100.0	$47,793	100.0	$36,321	76.0

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	October 31, 2010	Shipments	October 31, 2009	Shipments	Amount	Change
# OF UNITS:
Motorized
Class A	635	58.5	313	51.7	322	102.9
Class C	405	37.3	241	39.8	164	68.0
Class B	45	4.2	52	8.5	(7)	(13.5)

Total Motorized	1,085	100.0	606	100.0	479	79.0

Impact of Change In Price On Net Sales:

%
Increase/(Decrease)
Motorized
Class A	(9.0)%
Class C	(8.1)%
Class B	11.6%
Total Motorized	(3.0)%

The increase in motorized net sales of 76.0% resulted from a 79.0% increase in unit shipments and a 3.0% decrease in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market increase in unit shipments of motorhomes was 79.2% for the two month period of August and September 2010 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
The overall impact of the change in the net price per motorized unit was a decrease of 3.0%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, customer demand is currently trending toward the lower to more moderately priced units. In addition, due to current competitor and dealer pressures, discounting in both product lines has increased as well, which also effectively lowers unit sales prices. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year, as certain lower priced products are no longer offered this year.
Cost of products sold increased $31,737 to $76,039 or 90.4% of motorized net sales for the three months ended October 31, 2010 compared to $44,302 or 92.7% of motorized net sales for the three months ended October 31, 2009. The change in material, labor, freight-out and warranty comprised $31,181, of the $31,737 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased slightly to 85.3% from 84.9% primarily due to the impact of increased discounting. Total manufacturing overhead as a percentage of motorized net sales decreased to 5.1% from 7.8% due to the increase in unit production resulting in higher absorption of fixed overhead costs. Total manufacturing overhead increased $555 due primarily to wage and benefit increases to support the increase in sales.
Motorized gross profit increased $4,584 to $8,075 or 9.6% of motorized net sales for the three months ended October 31, 2010 compared to $3,491 or 7.3% of motorized net sales for the three months ended October 31, 2009. The increase in gross profit was due primarily to the 79.0% increase in unit sales volume and cost reduction as a percentage of motorized sales noted above.
Selling, general and administrative expenses were $5,032 or 6.0% of motorized net sales for the three months ended October 31, 2010 compared to $3,378 or 7.1% of motorized net sales for the three months ended October 31, 2009. The primary reason for the $1,654 increase in selling, general and administrative expenses was increased motorized net sales and increased income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,536.
Motorized income before income taxes was 1.2% of motorized net sales for the three months ended October 31, 2010 and 0.2% of motorized net sales for the three months ended October 31, 2009. The primary factor for this increase was the improved gross profit on increased motorized net sales and labor and production efficiency improvements. These improvements were partially offset by the $2,036 trademark impairment charge included in the results for the three months ended October 31, 2010.

BUSES
Analysis of change in net sales for the three months ended October 31, 2010 vs. the three months ended October 31, 2009:

	Three Months	Three Months
	Ended	Ended
	October 31, 2010	October 31, 2009	Change	% Change
Net Sales	$100,121	$112,623	$(12,502)	(11.1)
# of Units	1,415	1,590	(175)	(11.0)
Impact of Change in Price on Net Sales				(.1)
The decrease in buses net sales of 11.1% resulted from an 11.0% decrease in unit shipments and a .1% decrease in the impact of the change in the net price per unit, resulting primarily from the current reduction of the availability of federal stimulus money that was prevalent during the prior year period.
Cost of products sold decreased $9,701 to $89,487 or 89.4% of buses net sales for the three months ended October 31, 2010 compared to $99,188 or 88.1% of buses net sales for the three months ended October 31, 2009. The decrease in material, labor, freight-out and warranty represents $10,762 of the $9,701 decrease in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased to 81.0% from 81.6%. This decrease in percentage of cost of products sold was due to higher margin product mix and better pricing and procurement. Total manufacturing overhead increased $1,061, primarily due to increased employee health insurance costs, which caused manufacturing overhead to increase to 8.4% from 6.5% as a percentage of buses net sales.
Buses gross profit decreased $2,801 to $10,634 or 10.6% of buses net sales for the three months ended October 31, 2010 compared to $13,435 or 11.9% of buses net sales for the three months ended October 31, 2009. The decrease was mainly due to the reduction in unit sales.
Selling, general and administrative expenses were $5,196 or 5.2% of buses net sales for the three months ended October 31, 2010 compared to $4,956 or 4.4% of buses net sales for the three months ended October 31, 2009.
Buses income before income taxes was 9.4% of buses net sales for the three months ended October 31, 2010 compared to 7.4% for the three months ended October 31, 2009. This increase is primarily due to the favorable impact of the gain on involuntary conversion relating to the fire at our Champion/General Coach America north bus production facility for the three months ended October 31, 2010, partially offset by the decrease in buses net sales and corresponding gross profit and the increase in selling, general and administrative expenses as a percentage of net sales.
Financial Condition and Liquidity
As of October 31, 2010, we had $141,747 in cash and cash equivalents compared to $247,751 on July 31, 2010.
Long term investments net of temporary impairments totaled $3,390 as of October 31, 2010 and $5,327 as of July 31, 2010. These investments were comprised of auction rate securities, or ARS. In the three months ended October 31, 2010, $2,150 of our ARS were redeemed at par. Reference is made to Note 8 to our condensed consolidated financial statements contained elsewhere in this report for a description of developments related to our investments in ARS.
Working capital at October 31, 2010 was $264,809 compared to $345,006 at July 31, 2010. We have no long-term debt. Capital expenditures of approximately $16,500 for the three months ended October 31, 2010 were made primarily for building and building improvements and to replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2011 of approximately $14,800. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery and equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

Operating Activities
Net cash generated from operating activities for the three months ended October 31, 2010 was $9,694 as compared to $18,453 for the three months ended October 31, 2009. The combination of net income and non-cash items (primarily depreciation, amortization, trademark impairment and deferred income taxes) provided $32,395 of operating cash compared to $26,707 in the prior year period. However, this was offset by a reduction in accounts payable and accrued liabilities due to reductions in backlog and production and by significant tax payments in the three month period ended October 31, 2010.
Investing Activities
Net cash used by investing activities of $110,910 for the three months ended October 31, 2010 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of approximately $16,500. During the three months ended October 31, 2009, net cash provided by investing activities of $14,748 was primarily due to ARS redemptions of $15,000 at par.
Financing Activities
Net cash used in financing activities of $4,788 for the three months ended October 31, 2010 primarily represented dividend payments. The Company increased its regular quarterly dividend of $.07 per share to $.10 per share in October 2010. During the three months ended October 31, 2009, net cash used in financing activities of $31,602 was for dividend payments. This included a special dividend of $.50 per share.
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
Income Taxes
The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes". The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of October 31, 2010, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.
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
Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” “SFAS 167”. SFAS No. 167 amends ASC 810-10 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the Company is the primary beneficiary of a variable interest entity. The amendments to ASC 810-10 are effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments effective August 1, 2010. The adoption of these amendments did not have any impact on the financial statements.
In July 2010, the FASB issued Accounting Standards Update, or ASU, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures will become effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its financial disclosures, and it will adopt its provisions when they become effective.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the findings of the completed investigation by the Audit Committee of the Board of Directors and the Securities and Exchange Commission’s (the “SEC”) requests for additional information, fuel prices, fuel availability, lower consumer confidence, interest rate increases, tight lending practices, increased material costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, the impact of the auction market failures on our liquidity, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2010 and Part II, Item 1A of this report. We disclaim any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None
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
During the three months ended on October 31, 2010, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
We have been subject to an SEC review regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We have cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. We are currently discussing the terms of a possible settlement of this matter with the SEC staff. However, there can be no assurance that a settlement will be reached.
The Company has been named in approximately 800 complaints, some of which were originally styled as putative class actions (with respect to which class certification was ultimately denied) and some of which were filed by individual plaintiffs, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (“FEMA”) for use as emergency living accommodations in the wake of Hurricanes Katrina and Rita. The complaints have been transferred to the Eastern District of Louisiana by the federal panel on multidistrict litigation for consideration in a matter captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, United States District Court for the Eastern District of Louisiana. The complaints generally assert claims for damages (for health related problems, medical expenses, emotional distress and lost earnings) and for medical monitoring costs due to the presence of formaldehyde in the units. Some of the lawsuits also seek punitive and/or exemplary damages. Thus far, however, none of the lawsuits allege a specific amount of damages sought and instead make general allegations about the nature of the plaintiffs’ claims without placing a dollar figure on them. The Company strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.
In addition, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which are based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified deductible amount). In this regard, we were a party to two companion lawsuits pending in Jefferson County, Texas which were brought against us and our affiliates, each of which arose from a March 29, 2006 crash of a bus manufactured by one of our subsidiaries. At the mediation of the cases on June 15, 2010, a complete settlement of both cases was reached. Formal settlement agreements were executed by each of the plaintiffs in August 2010, and counsel for all plaintiffs and cross-claimants have signed Notices of Nonsuit which were filed with both courts. We have been informed that an Order of Dismissal was signed and entered in each of the lawsuits, one on September 16, 2010 and the other on September 20, 2010, disposing of both lawsuits.
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
While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of our operations in the normal course of business, including the pending litigation described above, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, except as noted below.
We cannot assure you that Heartland will be successfully integrated by us.
If we cannot successfully integrate the operations of Heartland with our existing operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:
•	demands on management related to the increase in our size after the Heartland acquisition;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees; and

•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies and expenses of any undisclosed or potential legal liabilities.
Prior to the acquisition, Heartland and Thor operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that each entity had achieved or might achieve separately. Heartland’s growth could occur at the expense of our other towable companies. Successful integration of Heartland’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and to eliminate redundant and excess costs.
We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.
We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually we review goodwill and indefinite-lived trademarks for impairment. Long-lived assets, identifiable intangibles that are amortized, goodwill and indefinite-lived trademarks are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge will adversely affect our operating results and financial condition.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Stock Purchase Agreement, dated as of September 16, 2010, by and among the Company, Heartland RV Holdings, L.P., Towable Holdings, Inc. Heartland Recreational Vehicles, LLC and certain other persons named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 22, 2010).

10.2	Registration Rights Agreement, dated as of September 16, 2010, by and among the Company and certain holders of shares of capital stock of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 22, 2010).

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Statements of Condensed Consolidated Operations, (iii) the Statements of Condensed Consolidated Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC. (Registrant)
DATE: November 29, 2010	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President and Chief Executive Officer

DATE: November 29, 2010	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer and Chief Financial Officer