Form 10-Q
period 2011-01-31
THOR INDUSTRIES INC
filed 2011-03-10
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
COMMISSION FILE NUMBER 1-9235
THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

419 West Pike Street, Jackson Center, OH	45334-0629

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 02/28/2011
Common stock, par value
$ .10 per share	55,828,010 shares

PART I Financial Information
ITEM 1. Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.
ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	January 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$96,613	$247,751
Accounts receivable:
Trade, less allowance for doubtful accounts of $581 at 1/31/11 and $422 at 7/31/10	169,197	159,535
Other	7,482	5,864
Inventories	211,977	142,680
Notes receivable	2,963	2,364
Prepaid expenses and other	11,891	4,077
Deferred income taxes	39,580	39,499

Total current assets	539,703	601,770

Property, plant and equipment:
Land	22,662	20,757
Buildings and improvements	156,033	133,890
Machinery and equipment	81,299	72,562

Total cost	259,994	227,209
Less accumulated depreciation	93,047	88,029

Net property, plant and equipment	166,947	139,180

Investments — joint ventures	2,711	2,474

Other assets:
Long-term investments	2,977	5,327
Goodwill	245,766	150,901
Amortizable intangible assets	119,483	5,728
Indefinite-lived trademarks	12,900	14,936
Long-term notes receivable	28,120	28,966
Deferred income taxes	—	7,196
Other	8,513	7,595

Total other assets	417,759	220,649

TOTAL ASSETS	$1,127,120	$964,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,779	$108,616
Accrued liabilities:
Compensation and related items	29,519	30,346
Product warranties	61,580	51,467
Taxes	11,846	28,416
Promotions and rebates	12,216	9,419
Product/property liability and related liabilities	11,905	15,254
Other	19,094	13,246

Total current liabilities	275,939	256,764

Other liabilities	15,400	14,345
Unrecognized tax benefits	38,813	35,686
Deferred income tax liability	28,152	—

Total long-term liabilities	82,365	50,031

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock — par value of $.10 per share; authorized 250,000,000 shares; issued 61,675,349 shares @ 1/31/11 and 57,318,849 shares @ 7/31/10	6,168	5,732
Additional paid-in capital	188,501	95,770
Retained earnings	763,420	745,204
Accumulated other comprehensive loss	(169)	(324)
Less treasury shares of 5,857,339 @ 1/31/11 & 7/31/10, at cost	(189,104)	(189,104)

Total stockholders’ equity	768,816	657,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,127,120	$964,073

See notes to condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net sales	$526,227	$430,025	$1,132,911	$932,577
Cost of products sold	478,584	380,029	1,008,690	812,810

Gross profit	47,643	49,996	124,221	119,767
Selling, general and administrative expenses	40,742	31,087	85,633	65,854
Impairment of trademarks	—	—	2,036	—
Amortization of intangibles	2,489	77	4,564	168
Gain on involuntary conversion	2,031	—	6,833	—
Interest income	978	1,212	2,001	2,882
Interest expense	37	111	107	210
Other income (expense)	(3)	(680)	452	89

Income before income taxes	7,381	19,253	41,167	56,506
Income taxes	1,693	7,329	11,791	21,153

Net income	$5,688	$11,924	$29,376	$35,353

Average common shares outstanding:
Basic	55,812,526	53,665,620	54,717,208	54,551,272
Diluted	55,930,489	53,762,528	54,819,297	54,639,650
Earnings per common share:
Basic	$.10	$.22	$.54	$.65
Diluted	$.10	$.22	$.54	$.65
Regular dividends declared and paid per common share:	$.10	$.07	$.20	$.14
Special dividends declared and paid per common share:	$—	$—	$—	$.50
See notes to condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income	$29,376	$35,353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,697	6,355
Amortization of intangibles	4,564	168
Trademark impairment	2,036	—
Deferred income taxes	2,668	(525)
Loss on disposition of property, plant & equipment	71	200
Stock-based compensation expenses	1,692	411
Excess tax benefits from stock-based awards	(496)	—
Gain on involuntary conversion of assets	(2,117)	—
Changes in assets and liabilities (excluding acquisition):
Accounts receivable	7,462	(31,729)
Notes receivable	1,000	—
Inventories	(44,927)	(56,887)
Prepaid expenses and other	(8,800)	726
Accounts payable	(4,851)	16,983
Accrued liabilities	(17,928)	7,144
Other liabilities	2,334	2,207

Net cash used in operating activities	(21,219)	(19,594)

Cash flows from investing activities:
Purchases of property, plant & equipment	(25,920)	(6,773)
Proceeds from dispositions of property, plant & equipment	682	1,579
Proceeds from dispositions of investments	2,600	31,250
Insurance proceeds from involuntary conversion of assets	2,496	—
Note receivable	—	(10,000)
Acquisition of operating subsidiary	(99,562)	—

Net cash provided by (used in) investing activities	(119,704)	16,056

Cash flows from financing activities:
Cash dividends	(11,160)	(35,204)
Excess tax benefits from stock-based awards	496	—
Proceeds from issuance of common stock	449	—
Purchase of treasury stock	—	(115,420)

Net cash used in financing activities	(10,215)	(150,624)

Effect of exchange rate changes on cash	—	41

Net decrease in cash and equivalents	(151,138)	(154,121)
Cash and cash equivalents, beginning of period	247,751	221,684

Cash and cash equivalents, end of period	$96,613	$67,563

Supplemental cash flow information:
Income taxes paid	$35,888	$25,477
Interest paid	$107	$210
Non-cash transactions:
Capital expenditures in accounts payable	$205	$264
Common stock issued in business acquisition	$90,531	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     Nature of Operations and Accounting Policies
Nature of Operations — Thor Industries, Inc. was founded in 1980 and, together with its subsidiaries (the “Company”), manufactures a wide range of recreation vehicles and small and mid-size buses at various manufacturing facilities across the United States. These products are sold to independent dealers and municipalities primarily throughout the United States and Canada.
The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of motorized recreation vehicles, towable recreation vehicles and buses. Accordingly, the Company has presented segment financial information for these three segments in Note 6 to the Condensed Consolidated Financial Statements.
The July 31, 2010 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Certain amounts for 2010 have been reclassified to conform to current period presentation. Specifically, current and long-term deferred income taxes, which were previously included with prepaid expenses and other long-term assets, are presented separately in the Condensed Consolidated Balance Sheets. Due to seasonality within the recreation vehicle industry, the results of operations for the six months ended January 31, 2011 are not necessarily indicative of the results for the full year.
Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends ASC 810 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. The amendments to ASC 810 are effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments effective August 1, 2010. The adoption of the amendments did not have any impact on its financial statements.
In July 2010, the FASB issued Accounting Standards Update, or ASU, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing of receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures became effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The Company has included applicable disclosures within Note 14 to the Condensed Consolidated Financial Statements.
2.    Acquisitions
On September 16, 2010, the Company purchased all of the outstanding capital stock of Towable Holdings, Inc., which owned all of the outstanding equity interests of Heartland. Heartland is engaged in the business of manufacturing and marketing recreation vehicles, consisting of travel trailers and fifth wheel vehicles. Heartland operates as a wholly-owned subsidiary of the Company and is managed as its own operating unit that is aggregated into the Company’s towable recreation vehicle reportable segment. The assets acquired as a result of the acquisition include equipment and other tangible and intangible property. The assets of Heartland are used in connection with the operation of Heartland’s business of manufacturing and marketing towable recreation vehicles.

Pursuant to the purchase agreement entered into in connection with the acquisition, the Company paid $99,562 in cash and issued 4,300,000 shares of the Company’s unregistered common stock (“Thor Shares”) valued at an aggregate of $90,531. The value of the shares was based on an independent appraisal. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The Company expensed $1,826 of transaction costs as part of corporate selling, general and administrative expense in connection with the acquisition during the six months ended January 31, 2011.
Members of management of Heartland who received Thor Shares also entered into a stock restriction agreement with the Company, which, among other things, places restrictions on the disposition of the Company’s common stock issued to such persons for a period of four years after the closing of the transaction, which restrictions lapse in pro rata amounts beginning on the first anniversary of the closing of the transaction and every six months thereafter, with an exception for certain permitted acceleration events. In addition, the Company granted to the former indirect security holders of Heartland, who received Thor Shares, registration rights to register the resale of the Thor Shares.
The following table summarizes the preliminary approximate fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing. Further adjustment of the allocation is not expected to be material.

Current assets	$48,913
Property, plant and equipment	9,993
Dealer network	67,000
Goodwill	94,865
Trademarks	25,200
Technology assets	21,300
Non-compete agreements	4,130
Backlog	690
Current liabilities	(42,767)
Deferred income tax liabilities	(37,221)
Other liabilities	(1,840)

Total fair value of net assets acquired	$190,263

The Company did not assume any of Heartland’s outstanding debt, other than existing capital lease obligations of $429. Amortized intangible assets have a weighted average useful life of 14.9 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated cash flow basis over 12 years. The technology assets were valued based on the Relief from Royalty Method and will be amortized on a straight line basis over 10 to 15 years. The non-compete agreements were valued based on a form of the Discounted Cash Flow Method, the Lost Income Method, and will be amortized on a straight line basis over 5 years. The trademarks were valued based on the Relief from Royalty Method and will be amortized on a straight line basis over 25 years. The backlog was valued based on the Discounted Cash Flow Method and was amortized over 3 weeks. Goodwill is not subject to amortization. Prior to the acquisition, Heartland had historical net tax basis in goodwill of approximately $11,600 that is deductible for tax purposes and will continue to be deductible.
The primary reasons for the acquisition include Heartland’s future earning potential, its fit with our existing operations, its market share and its cash flow. The results of operations of Heartland are included in the Company’s Condensed Consolidated Statement of Operations from the September 16, 2010 date of acquisition through January 31, 2011. During this period, Heartland recorded net sales of $134,031 and a net loss before tax of $1,204. Net loss before tax includes one time costs of $746 related to the step-up in finished goods inventory and $690 for amortization of backlog. In addition, Heartland’s results from September 16, 2010 through January 31, 2011 included ongoing amortization costs of $3,435. The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of each of the respective periods. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net sales	$526,227	$497,709	$1,194,803	$1,079,754
Net income	$5,688	$11,301	$32,504	$37,113
Basic earnings per common share	$.10	$.20	$.58	$.63
Diluted earnings per common share	$.10	$.20	$.58	$.63
On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 of future cash obligations to the seller for a total purchase price of $20,081. The Company believes that SJC is currently the second largest manufacturer of ambulances in the United States. Its brands include McCoy Miller, Marque and Premiere, each of which is sold through a nationwide network of dealers. The Company believes that the ambulance business is a natural fit with Thor’s bus business and has included the operations of SJC in its Buses reportable segment. Both manufacture and build a body on a purchased or supplied chassis. The manufacturing process, sales process, and type of customers are all very similar between bus and ambulance. Under the Company’s ownership, SJC continued as an independent operation through January 2011, in the same manner as the Company’s recreation vehicle and bus companies. Going forward, SJC will be operated under common management with Goshen Coach as one operating company. The operations of SJC are included in the Company’s operating results from the date of its acquisition.
Based on internal and independent external valuations, the Company allocated the purchase price to the net assets of SJC as follows:

Net working capital	$7,412
Property, plant and equipment	2,459
Dealer network	5,230
Goodwill	2,490
Trademarks	2,100
Technology	270
Non-compete	120

Total net assets	$20,081

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
3.     Major Classifications of Inventories

	January 31, 2011	July 31, 2010
Raw materials	$96,913	$78,481
Chassis	53,040	33,335
Work in process	56,121	46,681
Finished goods	31,751	9,681

Total	237,825	168,178
Excess of FIFO costs over LIFO costs	(25,848)	(25,498)

Total inventories	$211,977	$142,680

Of the $237,825 of inventory at January 31, 2011, all but $41,132 at certain subsidiaries is valued on a last-in, first-out basis. The $41,132 of inventory is valued on a first-in, first-out method.

4.     Earnings Per Common Share

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Weighted average shares outstanding for basic earnings per share	55,812,526	53,665,620	54,717,208	54,551,272
Stock options and restricted stock	117,963	96,908	102,089	88,378

Total — for diluted shares	55,930,489	53,762,528	54,819,297	54,639,650

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. The Company had stock options outstanding of 870,000 at January 31, 2011 and 122,000 at January 31, 2010, which were excluded from this calculation.
5.     Comprehensive Income

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net Income	$5,688	$11,924	$29,376	$35,353
Foreign currency translation adjustment, net of tax	—	122	—	41
Change in temporary impairment of investments, net of tax	23	(4)	155	(32)

Comprehensive income	$5,711	$12,042	$29,531	$35,362

6.     Segment Information
The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles, and (3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, CrossRoads, Dutchmen (including Breckenridge and Komfort which were merged into Dutchmen effective January 1, 2011), Keystone and Heartland (since its acquisition on September 16, 2010). The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream and Thor Motor Coach (formerly Damon and Four Winds). The bus segment consists of the following operating companies that have been aggregated: Champion Bus, General Coach, ElDorado California, ElDorado Kansas, Goshen Coach and SJC (since its acquisition on March 1, 2010).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net Sales:
Recreation vehicles:
Towables	$364,802	$280,704	$787,251	$622,840
Motorized	72,309	55,092	156,423	102,885

Total recreation vehicles	437,111	335,796	943,674	725,725
Buses	89,116	94,229	189,237	206,852

Total	$526,227	$430,025	$1,132,911	$932,577

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$8,808	$16,743	$41,908	$48,283
Motorized	2,217	1,314	3,221	1,416

Total recreation vehicles	11,025	18,057	45,129	49,699
Buses	3,792	6,233	13,211	14,613
Corporate	(7,436)	(5,037)	(17,173)	(7,806)

Total	$7,381	$19,253	$41,167	$56,506

	January 31,	July 31,
	2011	2010
Total Assets:
Recreation vehicles:
Towables	$701,454	$413,112
Motorized	112,426	86,726

Total recreation vehicles	813,880	499,838
Buses	136,354	124,374
Corporate	176,886	339,861

Total	$1,127,120	$964,073

7.     Treasury Stock
In the second quarter of fiscal year 2010, the Company purchased 3,980,000 shares of the Company’s common stock at $29.00 per share and held them as treasury stock at a total cost of $115,420.
The shares were repurchased by the Company from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. The late Wade F. B. Thompson was the Company’s former Chairman, President and Chief Executive Officer. The repurchase transaction was evaluated and approved by the members of Thor’s Board who were not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of Thor’s common stock outstanding. The Company used available cash to purchase the shares.
8.     Investments and Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2011 and July 31, 2010:

	January 31, 2011		July 31, 2010
	Cash and Cash	Auction Rate	Cash and Cash	Auction Rate
	Equivalents	Securities	Equivalents	Securities
Levels of Input:
Level 1	$96,613	$—	$247,751	$—
Level 2	—	—	—	—
Level 3	—	2,977	—	5,327

	$96,613	$2,977	$247,751	$5,327

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions.
In addition to the above investments, the Company held non-qualified retirement plan assets of $8,426 at January 31, 2011 ($7,499 at July 31, 2010). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in other assets on the Condensed Consolidated Balance Sheets.
Level 3 assets consist of bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the U.S. Federal government. Auction rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch” auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements
at Reporting Date Using
Significant Unobservable
Inputs
(Level 3)
Balance at July 31, 2010	$5,327
Net change in temporary impairment	250
Net loss included in earnings	—
Purchases	—
Sales/Maturities	(2,600)

Balance at January 31, 2011	$2,977

Auction Rate Securities
At January 31, 2011, the Company held $3,250 (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through “Dutch” auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At January 31, 2011, the majority of the ARS we held were AAA rated or equivalent, and none were below AA rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government. The Company sold $2,600 of ARS at par during the six months ended January 31, 2011. During the year ended July 31, 2010 $115,850 of ARS were sold at par.
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
At January 31, 2011, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, management, assisted by Houlihan Capital Advisors, LLC, an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recognized a total temporary impairment of $273 ($169 net of tax in accumulated other comprehensive loss which is in the equity section of the balance sheet) as of January 31, 2011 related to our long-term ARS investments of $3,250 (par value).
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through January 31, 2011, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 26 years) to realize our investments’ par value.
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
9.     Goodwill and Other Intangible Assets
The components of amortizable intangible assets are as follows:

	January 31, 2011		July 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks	$72,230	$2,520	$5,230	$156
Non-compete agreements	6,851	2,759	2,721	2,315
Trademarks	25,200	378	—	—
Technology and other intangibles	22,260	1,401	270	22

Total amortizable intangible assets	$126,541	$7,058	$8,221	$2,493

Non-compete agreements, finite-lived trademarks, technology and other intangibles are amortized on a straight-line basis. Dealer networks are generally amortized on an accelerated cash flow basis. The weighted average remaining amortization period at January 31, 2011 is 14.53 years. The increase in amortizable intangibles since July 31, 2010 is related to the acquisition of Heartland, which is more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Estimated Amortization Expense:

For the fiscal year ending July 2011	$9,942
For the fiscal year ending July 2012	$10,682
For the fiscal year ending July 2013	$10,490
For the fiscal year ending July 2014	$10,222
For the fiscal year ending July 2015 and thereafter	$82,711
Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. During the first quarter of fiscal 2011, management decided to combine our Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, indefinite-lived intangible assets were reviewed for a potential impairment, and the trademarks associated with one of the former operating companies will be discontinued and was written off.
Goodwill and indefinite-lived intangible assets are not subject to amortization.
The change in carrying value in goodwill and indefinite-lived trademarks from July 31, 2010 to January 31, 2011 is as follows:

	Goodwill	Trademarks
Balance at July 31, 2010	$150,901	$14,936
Impairment of trademark in motorized reportable segment	—	(2,036)
Heartland acquisition in towables reportable segment	94,865	—

Balance at January 31, 2011	$245,766	$12,900

Goodwill and trademarks by reportable segment are as follows:

	January 31, 2011		July 31, 2010
	Goodwill	Trademarks	Goodwill	Trademarks
Recreation Vehicles
Towables	$238,660	$34,559	$143,795	$9,737
Motorized	—	—	—	2,036
Buses	7,106	3,163	7,106	3,163

Total	$245,766	$37,722	$150,901	$14,936

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Beginning Balance	$62,474	$42,510	$51,467	$41,717
Provision	13,757	11,846	28,123	24,637
Payments	(14,651)	(11,233)	(28,189)	(23,231)
Acquisitions	—	—	10,179	—

Ending Balance	$61,580	$43,123	$61,580	$43,123

11.   Contingent Liabilities and Commitments
The Company is contingently liable under terms of repurchase agreements with certain financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company also provides limited guarantees to certain of its dealers, most of which guarantees are currently in the process of being wound down.
The Company’s principal commercial commitments under repurchase agreements and guarantees at January 31, 2011 are summarized in the following chart:

Commitment	Total Amount Committed	Terms of Commitments
Guarantee on dealer financing	$3,444	Various
Standby repurchase obligation on dealer financing	$782,787	Up to eighteen months
The repurchase agreement obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. The repurchase and guarantee reserve balance as of January 31, 2011, which is included in other current liabilities on the Condensed Consolidated Balance Sheets, is $3,857 and includes the deferred estimated fair value of the implied guarantee under outstanding repurchase obligations and the estimated loss upon the eventual resale of expected repurchased product. The table below reflects losses incurred under repurchase agreements in the periods noted. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Cost of units repurchased	$2,848	$1,843	$5,068	$3,220
Realization of units resold	2,400	1,636	4,327	2,677

Losses due to repurchase	$448	$207	$741	$543

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At January 31, 2011, chassis on hand accounted for as consigned, unrecorded inventory was approximately $20,153. In addition to this consigned inventory, at January 31, 2011, an additional $9,246 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

The Company has been subject to an SEC review since 2007 regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company has cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The Company is currently discussing the terms of a possible settlement of this matter with the SEC staff. However, there can be no assurance that a settlement will be reached.
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
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six month period ended January 31, 2011, the Company released approximately $5,100 of gross uncertain tax benefit reserve and related interest and penalties recorded at July 31, 2010 related to the effective settlement of certain uncertain tax benefits, which resulted in a net income tax benefit of approximately $3,900. The Company accrued $600 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2010, and accrued an additional uncertain tax benefit reserve of $100 related to prior periods. For the three month period ended January 31, 2011, the Company released $550 of uncertain tax benefit reserve recorded at July 31, 2010, recorded $100 of additional uncertain tax benefit reserve related to prior periods, and accrued $300 in interest and penalties.

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
The Company anticipates a decrease of approximately $2,900 in unrecognized tax benefits, and $700 in accrued interest and penalties related to these unrecognized tax benefits, within the next twelve months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.
13.   Retained Earnings
The components of changes in retained earnings are as follows:

Balance as of July 31, 2010	$745,204
Net Income	29,376
Dividends Paid	(11,160)

Balance as of January 31, 2011	$763,420

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
The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 — $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100; and December 22, 2014 — $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date. The Third Loan Borrowers opted to pay the interest due at March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 in kind and it was capitalized as part of the long-term note receivable.
The First Credit Agreement, the Second Credit Agreement and the Third Credit Agreement each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type. Quarterly, as provided for in the Credit Agreements’ Affirmative Covenants, the Company receives financial and operational information from the Borrowers and from the companies the Borrowers have significant ownership interests in, including FreedomRoads Holding. This financial and operational information is evaluated as to any changes in the overall credit quality of the Borrowers. Based on the current credit review, the Company does not consider these receivables impaired or requiring an allowance for credit losses.
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
15.    Concentration of Risk
One dealer, FreedomRoads, accounted for 14% of the Company’s consolidated recreation vehicle net sales for the six months ended January 31, 2011, and 12% of its consolidated total net sales for the six months ended January 31, 2011. The loss of this dealer could have a significant effect on the Company’s business.
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

During the six months ended January 31, 2011, the Company received and recognized $7,648 of insurance proceeds which included $4,517 for business interruption. For the six months ended January 31, 2011, a gain on involuntary conversion of $6,833 was reported in the Company’s Condensed Consolidated Statement of Operations as follows:
Gain on Involuntary Conversion:

		Six Months Ended	Cumulative Total
	FY 2010	January 31, 2011	Since Fire
Insurance recoveries recognized	$18,079	$7,648	$25,727
Deductible	(5,000)	—	(5,000)
Work in process and raw material destroyed	(4,305)	—	(4,305)
Property and equipment destroyed	(578)	(165)	(743)
Clean up and other costs	(603)	(650)	(1,253)

Gain on Involuntary Conversion	$7,593	$6,833	$14,426

The costs incurred to date of reconstructing the Facility and replacing inventory have been accounted for in the normal course of business. The costs incurred as of January 31, 2011 to reconstruct the Facility totaled $6,203. The Facility was substantially completed and operational as of September 28, 2010. The replacement cost of the property and equipment has substantially exceeded the previous carrying costs and the lost profits covered under business interruption and future clean-up and related costs are being reimbursed under the policy. However, an accurate estimate of the remaining potential gain resulting from the involuntary conversion cannot be made at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 40% including Heartland. In the motorized segment of the industry we have a market share of approximately 17%. Our market share in small and mid-size buses is approximately 35%. We also manufacture and sell 40-foot buses at our facility in Southern California.
On September 16, 2010, we acquired 100% of Towable Holdings, Inc., the parent company of Heartland Recreational Vehicles, LLC (“Heartland”), pursuant to a stock purchase agreement for $99,562 in cash and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland will continue as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations are included in our towable segment.
The acquisition of Heartland is expected to be accretive to our earnings, based upon Heartland’s recent and historical performances. From its founding in 2003, Heartland has become the third largest manufacturer of fifth wheels and the sixth largest manufacturer of travel trailers in the United States based upon Statistical Surveys retail market data as of June 2010. Heartland has been the fastest growing RV manufacturer in recent years, and its sales over the last twelve months prior to the acquisition exceeded $400,000. Its brands include Bighorn, Sundance, Cyclone, North Country, and North Trail, sold through a nationwide network of dealers. The highly competitive market conditions in the towable business have led to higher discounting levels and lower demand for certain products than originally anticipated. The Company will continue to assess whether demand will materialize consistent with expectations. See Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information on the acquisition.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus segment through product innovation, service to our customers, manufacturing quality products, improving our facilities, increasing operational efficiencies and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $25,920 for the six months ended January 31, 2011 were made primarily for the purchase of land, building and building improvements and to replace machinery and equipment used in the ordinary course of business. These capital expenditures include approximately $4,700 for the construction of the new Champion bus plant to replace a former facility destroyed by a fire, $9,700 for the purchase of recreation vehicle plants which were previously leased and $5,700 for the expansion of our recreation vehicle operations.
Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, purchasing, insurance, legal, human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not finance dealers directly but do provide repurchase agreements to assist the dealers in obtaining floor plan financing.

On February 14, 2010, a fire resulted in the total loss of our 92,000 square foot Champion/General Coach America (GCA) bus north production facility. We reacted immediately and consolidated production into our 92,000 square foot south facility, which was unaffected by the fire, and leased a 59,000 square foot facility on a monthly basis. We resumed production on February 25, 2010. A new Champion/GCA plant was built and it was substantially completed and operational as of September 28, 2010.
Trends and Business Outlook
Industry conditions in the RV market improved dramatically in 2010, with RV wholesale shipments up 45.6% for the twelve months ended December 31, 2010, according to the Recreation Vehicle Industry Association. This large increase in shipments was attributable to two forces in the market: RV dealers’ restocking of depleted lot inventories and improving retail sales to consumers. With our substantial increases in retail market share, we believe our dealer inventory is at appropriate levels for seasonal consumer demand. Thor’s RV backlog as of January 31, 2011 was up 4.0% to $467,112 from $449,052 as of January 31, 2010.
Given that dealer restocking appears to be largely completed, we believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory, we believe that RV industry wholesale shipments will generally be on a one to one replenishment ratio with retail sales going forward. According to Statistical Surveys, Inc., for the twelve month period of January through December 2010, RV industry retail sales in the United States were up 7.7%. U.S. retail sales of travel trailers and fifth wheels, our most popular products, were up 10.6% during this period, while Class C motorhomes were up 6.0% and higher-priced Class A motorhomes were up 0.4%. The Canadian retail RV market has performed even better than the U.S. retail RV market with retail sales up 24.9% for the twelve month period of January through December 2010, according to Statistical Surveys, Inc.
If consumer confidence and retail and wholesale credit availability continue to improve, and interest rates remain low, we expect to see continued improvement in sales and expect to benefit from our ability to ramp up production. However, this outlook is tempered by recent escalations in fuel prices, by continuing poor employment and income growth as well as credit constraints, all of which could slow the pace of RV sales. A longer-term positive outlook for the recreation vehicle segment is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. We have witnessed increases in the cost of our raw materials. Steel, aluminum, and thermoplastic prices have increased and there continues to be upward price pressure on several of our other raw materials. Historically, we have been able to pass along those price increases to consumers. We have implemented price increases in most of our product segments beginning in February 2011 to offset those increased input costs. Future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. In addition, beginning in January 2011, we started to incur higher labor costs resulting from an increase in both the Indiana state unemployment tax rate and the associated wage base. The increase due to these changes amounted to approximately $900 for January 2011.
Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have a 5 year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses decelerated in the last half of 2010, finishing down 0.3% for the year ended December 31, 2010 compared with the same period in 2009. Federal stimulus funds helped the transit industry in the recent economic downturn, however that funding expired in 2010 and that has created a negative effect on demand for our bus products. Municipal budgets have been reduced and transit agencies’ operating costs have increased. As a result, we have experienced a softening of order input at some of our bus operations and we have reduced staffing levels in certain locations. As of January 31, 2011, buses reportable segment backlog was down by 16% to $221,396 from $262,284 as of January 31, 2010. Longer-term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers, and the introduction of new bus products.
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
The Company’s results for the quarter ended January 31, 2011 were impacted by several factors. Seasonality in the recreation vehicle business was diminished in the prior year due to dealer restocking. The end of the dealer restocking period has led to market pricing pressures which resulted in a highly promotional environment and discounting. We experienced increases in the costs of certain materials. We incurred acquisition costs and amortization expense relating to our acquisition of Heartland. We also continued to incur costs associated with our ongoing SEC review.
Going forward, we expect the spring selling season to result in increased sales activity and lower discounting for our recreation vehicle companies. We are able to deliver products to our dealers with shorter lead times than last year. We have raised prices in order to offset commodity price increases. The integration of Heartland will likely yield procurement savings. We are encouraged by the above factors as well as by our increased market share and by the favorable retail sales levels of our recreation vehicle products.

Three Months Ended January 31, 2011 vs. Three Months Ended January 31, 2010

	Three Months Ended		Three Months Ended		Change	%
	January 31, 2011		January 31, 2010		Amount	Change
NET SALES:
Recreation Vehicles
Towables	$364,802		$280,704		$84,098	30.0
Motorized	72,309		55,092		17,217	31.3

Total Recreation Vehicles	437,111		335,796		101,315	30.2
Buses	89,116		94,229		(5,113)	(5.4)

Total	$526,227		$430,025		$96,202	22.4

# OF UNITS:
Recreation Vehicles
Towables	15,170		12,284		2,886	23.5
Motorized	903		685		218	31.8

Total Recreation Vehicles	16,073		12,969		3,104	23.9
Buses	1,527		1,403		124	8.8

Total	17,600		14,372		3,228	22.5

		% of		% of
		Segment		Segment	Change	%
		Net Sales		Net Sales	Amount	Change
GROSS PROFIT:
Recreation Vehicles
Towables	$34,103	9.3	$34,890	12.4	$(787)	(2.3)
Motorized	6,939	9.6	4,648	8.4	2,291	49.3

Total Recreation Vehicles	41,042	9.4	39,538	11.8	1,504	3.8
Buses	6,601	7.4	10,458	11.1	(3,857)	(36.9)

Total	$47,643	9.1	$49,996	11.6	$(2,353)	(4.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$22,990	6.3	$17,601	6.3	$5,389	30.6
Motorized	4,722	6.5	3,318	6.0	1,404	42.3

Total Recreation Vehicles	27,712	6.3	20,919	6.2	6,793	32.5
Buses	4,360	4.9	4,185	4.4	175	4.2
Corporate	8,670	—	5,983	—	2,687	44.9

Total	$40,742	7.7	$31,087	7.2	$9,655	31.1

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$8,808	2.4	$16,743	6.0	$(7,935)	(47.4)
Motorized	2,217	3.1	1,314	2.4	903	68.7

Total Recreation Vehicles	11,025	2.5	18,057	5.4	(7,032)	(38.9)
Buses	3,792	4.3	6,233	6.6	(2,441)	(39.2)
Corporate	(7,436)	—	(5,037)	—	(2,399)	(47.6)

Total	$7,381	1.4	$19,253	4.5	$(11,872)	(61.7)

	As of	As of	Change	%
	January 31, 2011	January 31, 2010	Amount	Change
ORDER BACKLOG:
Recreation Vehicles
Towables	$348,182	$368,415	$(20,233)	(5.5)
Motorized	118,930	80,637	38,293	47.5

Total Recreation Vehicles	467,112	449,052	18,060	4.0
Buses	221,396	262,284	(40,888)	(15.6)

Total	$688,508	$711,336	$(22,828)	(3.2)

CONSOLIDATED
Consolidated net sales for the three months ended January 31, 2011 increased $96,202 or 22.4% and consolidated gross profit decreased $2,353 or 4.7%, respectively, compared to the three months ended January 31, 2010. Recently acquired Heartland accounted for $83,912 of the $96,202 increase in consolidated net sales.
Consolidated gross profit was 9.1% of consolidated net sales for the three months ended January 31, 2011 compared to 11.6% of consolidated net sales for the three months ended January 31, 2010. This 2.5% decrease in gross profit percentage was driven primarily by increased discounting within the recreation vehicle segments in the current period. Dealer inventories have been restocked to appropriate levels, and as a result dealer and competitor pressures have necessitated greater discounting to secure sales. In addition, product mix in the bus segment shifted toward the more moderately priced, lower gross profit units. Raw material costs also increased in the second quarter which lowered the gross profit percentage.
Selling, general and administrative expenses for the three months ended January 31, 2011 increased 31.1% compared to the three months ended January 31, 2010. Income before income taxes for the three months ended January 31, 2011 was $7,381 as compared to $19,253 for the three months ended January 31, 2010, a decrease of 61.7%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses increased $2,687 to $8,670 for the three months ended January 31, 2011 compared to $5,983 for the three months ended January 31, 2010. Of the increase, $1,480 is attributable to costs associated with the on-going SEC review. Additionally, stock option compensation expense increased $646, deferred compensation plan expense increased $469 and group insurance expense increased $788. These increases were partially offset by a reduction of $368 related to costs incurred in the prior year related to the now discontinued Thor CC operation.
Corporate interest and other income was $1,234 for the three months ended January 31, 2011 compared to $946 for the three months ended January 31, 2010. The increase of $288 is primarily due to an increase in other income from the market value appreciation on the deferred compensation plan assets.
The overall effective income tax rate for the three months ended January 31, 2011 was 22.9% compared with 38.1% for the three months ended January 31, 2010. The primary reason for the difference in the overall effective income tax rate is the additional tax benefit recorded from the retroactive reinstatement of the Federal research and development credit that was enacted on December 17, 2010. The Company also recorded an additional tax benefit in the 2011 period from the effective settlement of an uncertain tax position.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the three months ended January 31, 2011 vs. the three months ended January 31, 2010:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Net Sales	January 31, 2010	Net Sales	Amount	Change
NET SALES:
Towables
Travel Trailers	$161,799	44.4	$140,224	50.0	$21,575	15.4
Fifth Wheels	199,288	54.6	136,533	48.6	62,755	46.0
Other	3,715	1.0	3,947	1.4	(232)	(5.9)

Total Towables	$364,802	100.0	$280,704	100.0	$84,098	30.0

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Shipments	January 31, 2010	Shipments	Amount	Change
# OF UNITS:
Towables
Travel Trailers	9,082	59.9	7,874	64.1	1,208	15.3
Fifth Wheels	5,978	39.4	4,286	34.9	1,692	39.5
Other	110	0.7	124	1.0	(14)	(11.3)

Total Towables	15,170	100.0	12,284	100.0	2,886	23.5

%
Increase /(Decrease)
Impact Of Change In Price On Net Sales:
Towables
Travel Trailers	0.1
Fifth Wheels	6.5
Other	5.4
Total Towables	6.5
The increase in towables net sales of 30.0% compared to the prior year quarter resulted from a 23.5% increase in unit shipments and a 6.5% increase in the impact of the change in the net price per unit. Recently acquired Heartland accounted for $83,912 of the $84,098 increase in total towables net sales and for 3,219 of the 2,886 increase in total towables unit sales.
As the industry continues to stabilize, current customer preference in the fifth wheel and travel trailer markets is trending toward higher priced units with additional features and upgrades compared to a year ago. This trend was partially offset by increased discounting due to competitor and dealer pressures, which effectively reduces the net sales price per unit. The “Other” market in our towables segment relates primarily to the park model industry.
The overall industry increase in wholesale unit shipments of towables for November and December of 2010 and January 2011 compared to the same period last year was 10.2% according to statistics published by the Recreation Vehicle Industry Association.

Cost of products sold increased $84,885 to $330,699 or 90.7% of towables net sales for the three months ended January 31, 2011 compared to $245,814 or 87.6% of towable net sales for the three months ended January 31, 2010. The change in material, labor, freight-out and warranty comprised $80,266 of the $84,885 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 83.3% for the three months ended January 31, 2011 and 79.7% for the three months ended January 31, 2010. This increase as a percentage of towable net sales is partially due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material cost percentage to net sales. Product mix and recent increases in material costs have also increased the material cost percentage to sales. Total manufacturing overhead as a percentage of towable net sales decreased from 7.9% to 7.4% due to the increase in production resulting in increased absorption of fixed overhead costs.
Towable gross profit decreased $787 to $34,103 or 9.3% of towable net sales for the three months ended January 31, 2011 compared to $34,890 or 12.4% of towable net sales for the three months ended January 31, 2010. The decrease as a percentage of net sales is due to increased discounts from unit list prices and increases in cost of products sold as a percentage of net sales as discussed above.
Selling, general and administrative expenses were $22,990 or 6.3% of towable net sales for the three months ended January 31, 2011 compared to $17,601 or 6.3% of towable net sales for the three months ended January 31, 2010. The primary reason for the $5,389 increase in selling, general and administrative expenses was increased towable net sales, which caused related commissions and other compensation to increase by $2,949. Sales related travel, advertising, and promotional costs also increased $1,526 in correlation with the increase in sales, and professional service fees increased $481. General insurance costs also increased $267. These increases were partially offset by the effect of the decrease in towables income before income taxes, which caused related bonuses to decrease by $531.
Towable income before income taxes decreased to 2.4% of towable net sales for the three months ended January 31, 2011 from 6.0% of towable net sales for the three months ended January 31, 2010. The primary factors in this decrease in percentage were the increased discounting and product cost increases noted above. Towable income before income taxes for the three months ended January 31, 2011 also included a net loss of $435 related to the start-up of our new Redwood fifth wheel product line.
MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the three months ended January 31, 2011 vs. the three months ended January 31, 2010:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Net Sales	January 31, 2010	Net Sales	Amount	Change
NET SALES:
Motorized
Class A	$49,807	68.9	$36,255	65.8	$13,552	37.4
Class C	16,417	22.7	15,368	27.9	1,049	6.8
Class B	6,085	8.4	3,469	6.3	2,616	75.4

Total Motorized	$72,309	100.0	$55,092	100.0	$17,217	31.3

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Shipments	January 31, 2010	Shipments	Amount	Change
# OF UNITS:
Motorized
Class A	535	59.2	372	54.3	163	43.8
Class C	301	33.3	267	39.0	34	12.7
Class B	67	7.5	46	6.7	21	45.7

Total Motorized	903	100.0	685	100.0	218	31.8

% Increase/(Decrease)
Impact of Change In Price On Net Sales:
Motorized
Class A	(6.4)
Class C	(5.9)
Class B	29.7
Total Motorized	(0.5)

The increase in motorized net sales of 31.3% compared to the prior year quarter resulted from a 31.8% increase in unit shipments and a 0.5% decrease in the impact of the change in the net price per unit, resulting primarily from mix of product and increased discounting. The overall market increase in unit shipments of motorhomes was 27.9% for the three month period of November and December 2010 and January 2011 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
The overall impact of the change in the net price per motorized unit was a decrease of 0.5%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, customer demand is currently trending toward the lower to more moderately priced units. In addition, due to current competitor and dealer pressures, discounting in both product lines has increased as well, which also effectively lowers unit sales prices. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year, as certain lower priced products are no longer offered this year.
Cost of products sold increased $14,926 to $65,370 or 90.4% of motorized net sales for the three months ended January 31, 2011 compared to $50,444 or 91.6% of motorized net sales for the three months ended January 31, 2010. The change in material, labor, freight-out and warranty comprised $14,226 of the $14,926 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased slightly to 83.4% from 83.7%. Total manufacturing overhead as a percentage of motorized net sales decreased to 7.0% from 7.9% due to the increase in unit production resulting in higher absorption of fixed overhead costs. Total manufacturing overhead increased $700 due primarily to wage and benefit increases to support the increase in sales.
Motorized gross profit increased $2,291 to $6,939 or 9.6% of motorized net sales for the three months ended January 31, 2011 compared to $4,648 or 8.4% of motorized net sales for the three months ended January 31, 2010. The increase in gross profit was due primarily to the 31.8% increase in unit sales volume and the resultant overhead cost reduction as a percentage of motorized sales noted above.
Selling, general and administrative expenses were $4,722 or 6.5% of motorized net sales for the three months ended January 31, 2011 compared to $3,318 or 6.0% of motorized net sales for the three months ended January 31, 2010. The primary reason for the $1,404 increase in selling, general and administrative expenses was increased motorized net sales and income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,297.
Motorized income before income taxes was 3.1% of motorized net sales for the three months ended January 31, 2011 and 2.4% of motorized net sales for the three months ended January 31, 2010. The primary factor for this increase was the improved gross profit on increased motorized net sales.

BUSES
Analysis of change in net sales for the three months ended January 31, 2011 vs. the three months ended January 31, 2010:

	Three Months	Three Months
	Ended	Ended	Change
	January 31, 2011	January 31, 2010	Amount	% Change
Net Sales	$89,116	$94,229	$(5,113)	(5.4)
# of Units	1,527	1,403	124	8.8
Impact of Change in Price on Net Sales				(14.2)
The decrease in buses net sales of 5.4% compared to the prior year quarter resulted from an 8.8% increase in unit shipments and a 14.2% decrease in the impact of the change in the net price per unit. The decrease in the impact of the change in the net price per unit is primarily driven by product mix, reflecting the current trend in the bus market toward lower priced units corresponding with the current reduction in the availability of federal stimulus money that was prevalent during the prior year period.
Cost of products sold decreased $1,256 to $82,515 or 92.6% of buses net sales for the three months ended January 31, 2011 compared to $83,771 or 88.9% of buses net sales for the three months ended January 31, 2010. The decrease in material, labor, freight-out and warranty from reduced sales volume represents $3,789 of the $1,256 decrease in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 82.3% from 81.9%. This increase in percentage was due primarily to higher warranty costs. Total manufacturing overhead increased $2,533, primarily due to increased indirect labor and employee health insurance costs, which, along with the sales volume decrease, caused manufacturing overhead to increase to 10.3% from 7.0% as a percentage of buses net sales.
Buses gross profit decreased $3,857 to $6,601 or 7.4% of buses net sales for the three months ended January 31, 2011 compared to $10,458 or 11.1% of buses net sales for the three months ended January 31, 2010. The decrease was mainly due to the impact of change in selling price noted above.
Selling, general and administrative expenses were $4,360 or 4.9% of buses net sales for the three months ended January 31, 2011 compared to $4,185 or 4.4% of buses net sales for the three months ended January 31, 2010.
Buses income before income taxes was 4.3% of buses net sales for the three months ended January 31, 2011 compared to 6.6% of buses net sales for the three months ended January 31, 2010. This decrease is primarily due to the decrease in buses net sales and corresponding gross profit and the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the favorable impact of the gain on involuntary conversion relating to the fire at our Champion/General Coach America bus north production facility for the three months ended January 31, 2011.

Six Months Ended January 31, 2011 vs. Six Months Ended January 31, 2010

	Six Months Ended		Six Months Ended		Change	%
	January 31, 2011		January 31, 2010		Amount	Change
NET SALES:
Recreation Vehicles
Towables	$787,251		$622,840		$164,411	26.4
Motorized	156,423		102,885		53,538	52.0

Total Recreation Vehicles	943,674		725,725		217,949	30.0
Buses	189,237		206,852		(17,615)	(8.5)

Total	$1,132,911		$932,577		$200,334	21.5

# OF UNITS:
Recreation Vehicles
Towables	33,381		28,085		5,296	18.9
Motorized	1,988		1,291		697	54.0

Total Recreation Vehicles	35,369		29,376		5,993	20.4
Buses	2,942		2,993		(51)	(1.7)

Total	38,311		32,369		5,942	18.4

		% of Segment		% of Segment
		Net Sales		Net Sales
GROSS PROFIT:
Recreation Vehicles
Towables	$91,972	11.7	$87,735	14.1	$4,237	4.8
Motorized	15,014	9.6	8,139	7.9	6,875	84.5

Total Recreation Vehicles	106,986	11.3	95,874	13.2	11,112	11.6
Buses	17,235	9.1	23,893	11.6	(6,658)	(27.9)

Total	$124,221	11.0	$119,767	12.8	$4,454	3.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$45,976	5.8	$38,899	6.2	$7,077	18.2
Motorized	9,754	6.2	6,696	6.5	3,058	45.7

Total Recreation Vehicles	55,730	5.9	45,595	6.3	10,135	22.2
Buses	9,556	5.0	9,141	4.4	415	4.5
Corporate	20,347	—	11,118	—	9,229	83.0

Total	$85,633	7.6	$65,854	7.1	$19,779	30.0

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$41,908	5.3	$48,283	7.8	$(6,375)	(13.2)
Motorized	3,221	2.1	1,416	1.4	1,805	127.5

Total Recreation Vehicles	45,129	4.8	49,699	6.8	(4,570)	(9.2)
Buses	13,211	7.0	14,613	7.1	(1,402)	(9.6)
Corporate	(17,173)	—	(7,806)	—	(9,367)	(120.0)

Total	$41,167	3.6	$56,506	6.1	$(15,339)	(27.1)

CONSOLIDATED
Consolidated net sales and consolidated gross profit for the six months ended January 31, 2011 increased $200,334 or 21.5% and $4,454 or 3.7%, respectively, compared to the six months ended January 31, 2010. Recently acquired Heartland accounted for $134,031 of the $200,334 increase in consolidated net sales.
Consolidated gross profit was 11.0% of consolidated net sales for the six months ended January 31, 2011 compared to 12.8% of consolidated net sales for the six months ended January 31, 2010. This 1.8% decrease in gross profit percentage was driven primarily by increased discounting within the recreation vehicle segments in the current period. Dealer inventories have been restocked to appropriate levels, and as a result dealer and competitor pressures have necessitated greater discounting to secure sales. In addition, product mix in the bus segment shifted toward the more moderately priced, lower gross profit units. Raw material costs also began to increase in the second quarter.
Selling, general and administrative expenses for the six months ended January 31, 2011 increased $19,779, or 30.0%, compared to the six months ended January 31, 2010. Income before income taxes for the six months ended January 31, 2011 was $41,167 as compared to income before income taxes for the six months ended January 31, 2010 of $56,506, a decrease of 27.1%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses increased $9,229 to $20,347 for the six months ended January 31, 2011 compared to $11,118 for the six months ended January 31, 2010. Of this increase, $5,013 is attributable to legal and professional fees in connection with the Heartland acquisition and costs associated with the on-going SEC review. Additionally, salary and bonus costs increased $715, stock option compensation expense increased $1,293, deferred compensation plan expense increased $978 and group insurance expense increased $990. The remainder of the increase is primarily due to increased on-going professional fees.
Corporate interest income and other income was $3,174 for the six months ended January 31, 2011 compared to $3,312 for the six months ended January 31, 2010, a nominal decrease of $138.
The overall effective income tax rate for the six months ended January 31, 2011 was 28.6% compared with 37.4% for the six months ended January 31, 2010. The primary reason for the difference in the overall effective income tax rate is the favorable settlement of certain uncertain tax benefits in the 2011 period. Additional tax benefit was also recorded from the retroactive reinstatement of the Federal research and development credit that was enacted on December 17, 2010.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the six months ended January 31, 2011 vs. the six months ended January 31, 2010:

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Net Sales	January 31, 2010	Net Sales	Amount	Change
NET SALES:
Towables
Travel Trailers	$358,148	45.5	$315,857	50.7	$42,291	13.4
Fifth Wheels	420,169	53.4	294,804	47.3	125,365	42.5
Other	8,934	1.1	12,179	2.0	(3,245)	(26.6)

Total Towables	$787,251	100.0	$622,840	100.0	$164,411	26.4

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Shipments	January 31, 2010	Shipments	Amount	Change
# OF UNITS:
Towables
Travel Trailers	20,188	60.5	18,179	64.7	2,009	11.1
Fifth Wheels	12,902	38.6	9,544	34.0	3,358	35.2
Other	291	0.9	362	1.3	(71)	(19.6)

Total Towables	33,381	100.0	28,085	100.0	5,296	18.9

%
Increase/(Decrease)
Impact Of Change In Price On Net Sales:
Towables
Travel Trailers	2.3
Fifth Wheels	7.3
Other	(7.0)
Total Towables	7.5
The increase in towables net sales of 26.4% compared to the prior year period resulted from an 18.9% increase in unit shipments and a 7.5% increase in the impact of the change in the net price per unit. Recently acquired Heartland accounted for $134,031 of the $164,411 increase in total towables net sales and for 5,008 of the 5,296 increase in total towables unit sales.
As the industry continues to stabilize, current customer preference in the fifth wheel and travel trailer markets is trending toward higher priced units with additional features and upgrades compared to a year ago. This trend was partially offset by increased discounting, which effectively reduces the net sales price per unit. The “Other” market in our towable segment relates primarily to the park model industry, which has not fully recovered from the depressed market conditions of the past few years. As a result, more lower priced units were sold and at greater discounts than during the corresponding period from last year, resulting in the 7.0% reduction in net price per unit.
The overall industry increase in wholesale unit shipments of towables for August 2010 through January 2011 compared to the same period last year was 6.2% according to statistics published by the Recreation Vehicle Industry Association.

Cost of products sold increased $160,174 to $695,279 or 88.3% of towable net sales for the six months ended January 31, 2011 compared to $535,105 or 85.9% of towable net sales for the six months ended January 31, 2010. The change in material, labor, freight-out and warranty comprised $152,001 of the $160,174 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 81.8% for the six months ended January 31, 2011 and 79.0% for the six months ended January 31, 2010. This increase as a percentage of towable net sales is partially due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material percentage to net sales. Product mix and recent increases in material costs have also contributed to this percentage increase. Total manufacturing overhead as a percentage of towable net sales decreased from 6.9% to 6.5% due to the increase in production resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $4,237 to $91,972 or 11.7% of towable net sales for the six months ended January 31, 2011 compared to $87,735 or 14.1% of towable net sales for the six months ended January 31, 2010. The increase was primarily due to increased sales; however, the percentage to net sales decreased due to increased discounting in response to the current competitive market conditions and changes in the costs of products as a percentage of towable net sales as discussed above.
Selling, general and administrative expenses were $45,976 or 5.8% of towable net sales for the six months ended January 31, 2011 compared to $38,899 or 6.2% of towable net sales for the six months ended January 31, 2010. The primary reason for the $7,077 increase in selling, general and administrative expenses was increased towable net sales, which caused related commissions and other compensation to increase by $4,742. Sales related travel, advertising and promotion costs also increased $2,518 in correlation with the increase in sales. Professional fees also increased $517. These increases were partially offset by the effect of the decrease in towables income before income taxes, which caused related bonuses to decrease by $1,273.
Towables income before income taxes decreased to 5.3% of towable net sales for the six months ended January 31, 2011 from 7.8% of towable net sales for the six months ended January 31, 2010. The primary reasons for this decrease were the increased discounting and cost of product increases noted above. Towable income before income taxes for the six months ended January 31, 2011 also included a net loss of $988 related to the start-up of our new Redwood fifth wheel product line.

MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the six months ended January 31, 2011 vs. the six months ended January 31, 2010:

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Net Sales	January 31, 2010	Net Sales	Amount	Change
NET SALES:
Motorized
Class A	$107,959	69.0	$66,238	64.4	$41,721	63.0
Class C	38,377	24.5	29,099	28.3	9,278	31.9
Class B	10,087	6.5	7,548	7.3	2,539	33.6

Total Motorized	$156,423	100.0	$102,885	100.0	$53,538	52.0

	Six Months	% of	Six Months	% of
	Ended	Segment	Ended	Segment	Change	%
	January 31, 2011	Shipments	January 31, 2010	Shipments	Amount	Change
# OF UNITS:
Motorized
Class A	1,170	58.9	685	53.1	485	70.8
Class C	706	35.5	508	39.3	198	39.0
Class B	112	5.6	98	7.6	14	14.3

Total Motorized	1,988	100.0	1,291	100.0	697	54.0

%
Increase/(Decrease)
Impact of Change In Price On Net Sales:
Motorized
Class A	(7.8)
Class C	(7.1)
Class B	19.3
Total Motorized	(2.0)
The increase in motorized net sales of 52.0% compared to the prior year period resulted from a 54.0% increase in unit shipments and a 2.0% decrease in the impact of the change in the net price per unit resulting primarily from mix of product and increased discounting. The overall market increase in unit shipments of motorhomes was 43.9% for the six month period of August 2010 through January 2011 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
The overall impact of the change in the net price per motorized unit was a decrease of 2.0%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, customer demand is currently trending toward the lower to more moderately priced units. In addition, due to current competitor and dealer pressures, discounting in both product lines has increased as well, which also effectively lowers unit sales prices. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year, as certain lower priced products are no longer offered this year.
Cost of products sold increased $46,663 to $141,409 or 90.4% of motorized net sales for the six months ended January 31, 2011 compared to $94,746 or 92.1% of motorized net sales for the six months ended January 31, 2010. The change in material, labor, freight-out and warranty comprised $45,408 of the $46,663 increase in cost of products sold due to increased sales volume.

Material, labor, freight-out and warranty as a percentage of motorized net sales remained relatively consistent at 84.4% from 84.2% for the prior year period. Total manufacturing overhead as a percentage of motorized net sales decreased to 6.0% from 7.9% due to the increase in unit production resulting in higher absorption of fixed wages and overhead costs and due to resulting benefits of ongoing cost reduction initiatives.
Motorized gross profit increased $6,875 to $15,014 or 9.6% of motorized net sales for the six months ended January 31, 2011 compared to a gross profit of $8,139 or 7.9% of motorized net sales for the six months ended January 31, 2010. The increase in margin was due to the significant 52.0% increase in sales and the reduction in cost of products sold as a percentage of net sales discussed above.
Selling, general and administrative expenses were $9,754 or 6.2% of motorized net sales for the six months ended January 31, 2011 compared to $6,696 or 6.5% of motorized net sales for the six months ended January 31, 2010. The increase of $3,058 was primarily due to increased motorized net sales and increased income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,834.
Motorized income before income taxes was 2.1% of motorized net sales for the six months ended January 31, 2011 and 1.4% of motorized net sales for the six months ended January 31, 2010. The primary factors for this increase were the improved gross profit on increased motorized net sales combined with the cost percentage reduction in manufacturing overhead described above. These improvements were partially offset by the $2,036 trademark impairment charge included in the results for the six months ended January 31, 2011.
BUSES
Analysis of change in net sales for the six months ended January 31, 2011 vs. the six months ended January 31, 2010:

	Six Months Ended	Six Months Ended	Change	%
	January 31, 2011	January 31, 2010	Amount	Change
Net Sales	$189,237	$206,852	$(17,615)	(8.5)
# of Units	2,942	2,993	(51)	(1.7)
Impact of Change in Price on Net Sales				(6.8)
The decrease in buses net sales of 8.5% compared to the prior year period resulted from a 1.7% decrease in unit shipments and a 6.8% decrease in the impact of the change in the net price per unit. The decrease in the impact of the change in the net price per unit is primarily driven by the current trend toward more moderately priced units, partially attributable to federal stimulus money not being as readily available as it was for the corresponding period of the prior year.
Cost of products sold decreased $10,957 to $172,002 or 90.9% of buses net sales for the six months ended January 31, 2011 compared to $182,959 or 88.4% of buses net sales for the six months ended January 31, 2010. The decrease in material, labor, freight-out and warranty due to the sales decrease represents $14,551 of the $10,957 decrease in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales decreased slightly to 81.6% from 81.7%. Total manufacturing overhead increased $3,594, primarily due to increased indirect labor and employee health insurance costs, which in conjunction with the sales decrease caused manufacturing overhead to increase to 9.3% from 6.7% as a percentage of buses net sales.
Buses gross profit decreased $6,658 to $17,235 or 9.1% of buses net sales for the six months ended January 31, 2011 compared to $23,893 or 11.6% of buses net sales for the six months ended January 31, 2010. The decrease was due to the reduction in sales and increase in manufacturing overhead as noted above.
Selling, general and administrative expenses were $9,556 or 5.0% of buses net sales for the six months ended January 31, 2011 compared to $9,141 or 4.4% of buses net sales for the six months ended January 31, 2010. The primary reason for the $415 increase in selling, general and administrative expenses was increased sales related travel and advertising costs.
Buses income before income taxes was 7.0% of buses net sales for the six months ended January 31, 2011 compared to 7.1% of buses net sales for the six months ended January 31, 2010. The percentage remained relatively unchanged as the decrease in gross profit as a percentage of net sales noted above was offset by the favorable impact of the gain on involuntary conversion relating to the fire at our Champion/General Coach America bus north production facility for the six months ended January 31, 2011.
Financial Condition and Liquidity
As of January 31, 2011, we had $96,613 in cash and cash equivalents compared to $247,751 on July 31, 2010.
Long-term investments net of temporary impairments totaled $2,977 as of January 31, 2011 and $5,327 as of July 31, 2010. These investments were comprised of auction rate securities, or ARS. In the six months ended January 31, 2011, $2,600 of our ARS were redeemed at par. Reference is made to Note 8 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of developments related to our investments in ARS.
Working capital at January 31, 2011 was $263,764 compared to $345,006 at July 31, 2010. We have no long-term debt. Capital expenditures of $25,920 for the six months ended January 31, 2011 were made primarily for the purchase of land, building and building improvements and to replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2011 of approximately $11,000. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery and equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.
Operating Activities
Net cash used in operating activities for the six months ended January 31, 2011 was $21,219 as compared to $19,594 for the six months ended January 31, 2010. The combination of net income and non-cash items (primarily depreciation, amortization, trademark impairment and gain on involuntary conversion of assets) provided $44,491 of operating cash compared to $41,962 in the prior year period. However, this cash inflow of $44,491 was more than offset by the seasonal increase in inventories in anticipation of the upcoming spring selling season and by tax payments made in the six month period ended January 31, 2011.
Investing Activities
Net cash used by investing activities of $119,704 for the six months ended January 31, 2011 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of approximately $25,920. During the six months ended January 31, 2010, net cash provided by investing activities of $16,056 was primarily due to ARS redemptions of $31,250 at par offset by the issuance of a $10,000 note receivable and $6,773 of capital spending, $4,008 of which was for the purchase of land and buildings to expand our towable operations in Oregon.
Financing Activities
Net cash used in financing activities of $10,215 for the six months ended January 31, 2011 primarily represented dividend payments. The Company increased its regular quarterly dividend of $0.07 per share to $0.10 per share starting in October 2010. During the six months ended January 31, 2010, net cash used in financing activities of $150,624 was related to the repurchase of 3,980,000 shares of common stock of the Company for $115,420 and for dividend payments. See Note 7 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transaction. The Company paid a regular quarterly $0.07 per share dividend in each of the first two quarters of fiscal 2010 and a special $0.50 per share dividend in October 2009, the combination of which totaled $35,204.
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
Insurance Reserves
Generally, we are self-insured for workers’ compensation and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for product liability and personal injury matters of $5,000 per occurrence. We have established a reserve on our balance sheet for such occurrences based on historical data and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. We maintain excess liability insurance aggregating $25,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of January 31, 2011, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.
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
Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends ASC 810 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. The amendments to ASC 810 are effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments effective August 1, 2010. The adoption of the amendments did not have any impact on the financial statements.
In July 2010, the FASB issued Accounting Standards Update, or ASU, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing of receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures became effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The Company has included applicable disclosures within Note 14 to the Condensed Consolidated Financial Statements contained elsewhere in this report.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None
ITEM 4. CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosures.
During the three months ended on January 31, 2011, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
We have been subject to an SEC review since 2007 regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We have cooperated fully with the SEC, including from time to time responding to SEC staff requests for additional information. The investigation by the SEC staff could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. We are currently discussing the terms of a possible settlement of this matter with the SEC staff. However, there can be no assurance that a settlement will be reached.
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
We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and indefinite-lived trademarks for impairment. Long-lived assets, identifiable intangibles that are amortized, goodwill and indefinite-lived trademarks are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge will adversely affect our operating results and financial condition.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1	Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company.

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.
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

THOR INDUSTRIES, INC. (Registrant)
DATE: March 10, 2011	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President and Chief Executive Officer

DATE: March 10, 2011	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer and Chief Financial Officer