Form 10-Q
period 2011-04-30
THOR INDUSTRIES INC
filed 2011-06-08
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2011.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 05/31/2011

Common stock, par value
$.10 per share	55,840,010 shares

PART I — Financial Information
Unless otherwise indicated, all amounts presented in thousands except units, share and per share data.

ITEM 1. Financial Statements
THOR INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	April 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$59,247	$247,751
Restricted cash	1,000	—
Accounts receivable:
Trade, less allowance for doubtful accounts of $524 at 4/30/11 and $422 at 7/31/10	255,857	159,535
Other	9,035	5,864
Inventories	223,990	142,680
Notes receivable	2,588	2,364
Prepaid expenses and other	4,097	4,077
Deferred income taxes	40,273	39,499

Total current assets	596,087	601,770

Property, plant and equipment:
Land	22,662	20,757
Buildings and improvements	157,876	133,890
Machinery and equipment	82,561	72,562

Total cost	263,099	227,209
Less accumulated depreciation	96,601	88,029

Net property, plant and equipment	166,498	139,180

Investments — joint venture	2,605	2,474

Other assets:
Long-term investments	2,982	5,327
Goodwill	245,766	150,901
Amortizable intangible assets	116,749	5,728
Indefinite-lived trademarks	11,470	14,936
Long-term notes receivable	28,452	28,966
Deferred income taxes	—	7,196
Other	8,893	7,595

Total other assets	414,312	220,649

TOTAL ASSETS	$1,179,502	$964,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,767	$108,616
Accrued liabilities:
Compensation and related items	36,769	30,346
Product warranties	64,498	51,467
Taxes	7,764	28,416
Promotions and rebates	12,863	9,419
Product/property liability and related liabilities	14,384	15,254
Other	22,925	13,246

Total current liabilities	290,970	256,764

Other liabilities	15,634	14,345
Unrecognized tax benefits	41,646	35,686
Deferred income tax liability, net	26,534	—

Total long-term liabilities	83,814	50,031

Stockholders’ equity:
Preferred stock-authorized 1,000,000 shares; none outstanding	—	—
Common stock-par value of $.10 per share; 250,000,000 shares authorized; Issued: 61,697,349 shares at 4/30/11 and 57,318,849 shares at 7/31/10	6,170	5,732
Additional paid-in capital	189,974	95,770
Retained earnings	797,844	745,204
Accumulated other comprehensive loss	(166)	(324)
Less treasury shares of 5,857,339 at 4/30/11 and 7/31/10, at cost	(189,104)	(189,104)

Total stockholders’ equity	804,718	657,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,179,502	$964,073

See notes to condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net sales	$852,059	$680,192	$1,984,970	$1,612,769
Cost of products sold	743,575	587,693	1,752,265	1,400,503

Gross profit	108,484	92,499	232,705	212,266
Selling, general and administrative expenses	50,386	42,824	136,019	108,678
Impairment of trademarks	1,430	500	3,466	500
Amortization of intangibles	2,734	152	7,298	320
Gain on involuntary conversion	1,818	2,283	8,651	2,283
Interest income	949	1,360	2,950	4,242
Interest expense	45	110	152	320
Other income (expense)	662	(351)	1,114	(262)

Income before income taxes	57,318	52,205	98,485	108,711
Income taxes	17,310	18,094	29,101	39,247

Net income	$40,008	$34,111	$69,384	$69,464

Average common shares outstanding:
Basic	55,829,122	51,461,181	55,079,700	53,521,242
Diluted	55,941,389	51,585,450	55,185,181	53,621,854
Earnings per common share:
Basic	$0.72	$0.66	$1.26	$1.30
Diluted	$0.72	$0.66	$1.26	$1.30
Regular dividends declared and paid per common share:	$0.10	$0.07	$0.30	$0.21
Special dividends declared and paid per common share:	$—	$—	$—	$0.50
See notes to condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income	$69,384	$69,464
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,285	9,452
Amortization of intangibles	7,298	320
Trademark impairment	3,466	500
Deferred income tax provision (benefit)	355	(4,515)
Loss on disposition of property, plant and equipment	71	225
Stock-based compensation expenses	2,554	610
Excess tax benefits from stock-based awards	(516)	—
Non-cash gain on involuntary conversion of assets	(2,190)	(1,575)
Loss on divestiture of operating subsidiary	—	323
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(80,751)	(91,053)
Notes receivable	1,398	(1,433)
Inventories	(56,940)	(57,689)
Prepaid expenses and other	(1,635)	3,881
Accounts payable	(3,097)	29,773
Accrued liabilities	(4,870)	41,337
Other liabilities	5,401	(806)

Net cash used in operating activities	(49,787)	(1,186)

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,825)	(8,210)
Proceeds from dispositions of property, plant and equipment	682	4,958
Proceeds from dispositions of investments	2,600	44,200
Insurance proceeds from involuntary conversion of assets	2,569	2,908
Issuance of note receivable	—	(10,000)
Transfer of cash to restricted account	(1,000)	—
Acquisition of operating subsidiaries	(99,562)	(19,756)

Net cash provided by (used in) investing activities	(123,536)	14,100

Cash flows from financing activities:
Cash dividends	(16,744)	(38,806)
Excess tax benefits from stock-based awards	516	—
Proceeds from issuance of common stock	1,047	16
Purchase of treasury stock	—	(115,420)

Net cash used in financing activities	(15,181)	(154,210)

Effect of exchange rate changes on cash	—	250

Net decrease in cash and equivalents	(188,504)	(141,046)
Cash and cash equivalents, beginning of period	247,751	221,684

Cash and cash equivalents, end of period	$59,247	$80,638

Supplemental cash flow information:
Income taxes paid	$46,758	$32,861
Interest paid	$152	$320
Non-cash transactions:
Capital expenditures in accounts payable	$438	$1
Common stock issued in business acquisition	$90,531	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The July 31, 2010 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Certain amounts for 2010 have been reclassified to conform to current period presentation. Specifically, current and long-term deferred income taxes, which were previously included with prepaid expenses and other long-term assets, respectively, are presented separately in the Condensed Consolidated Balance Sheets. Due to seasonality within the recreation vehicle industry, the results of operations for the nine months ended April 30, 2011 are not necessarily indicative of the results for the full year.
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
In July 2010, the FASB issued Accounting Standards Update, or “ASU”, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing of receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures became effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The Company has included applicable disclosures within Note 14 to the Condensed Consolidated Financial Statements.
2.	Acquisitions
On September 16, 2010, the Company purchased all of the outstanding capital stock of Towable Holdings, Inc., which owned all of the outstanding equity interests of Heartland Recreational Vehicles, LLC (“Heartland”). Heartland is engaged in the business of manufacturing and marketing recreation vehicles, consisting of travel trailers and fifth wheel vehicles. Heartland operates as a wholly-owned subsidiary of the Company and is managed as its own operating unit that is aggregated into the Company’s towable recreation vehicle reportable segment. The assets acquired as a result of the acquisition include equipment and other tangible and intangible property.

The assets of Heartland are used in connection with the operation of Heartland’s business of manufacturing and marketing towable recreation vehicles.
Pursuant to the purchase agreement entered into in connection with the acquisition, the Company paid $99,562 in cash and issued 4,300,000 shares of the Company’s unregistered common stock (“Thor Shares”) valued at an aggregate of $90,531. The value of the shares was based on an independent appraisal. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The Company expensed $1,826 of transaction costs as part of corporate selling, general and administrative expense in connection with the acquisition during the nine months ended April 30, 2011.
Members of management of Heartland who received Thor Shares also entered into a stock restriction agreement with the Company, which, among other things, places certain restrictions aligned with their employment with the Company on the disposition of the Company’s common stock issued to such persons for a period of four years after the closing of the transaction. These restrictions lapse in pro rata amounts beginning on the first anniversary of the closing of the transaction and every six months thereafter, with an exception for certain permitted acceleration events. In addition, the Company granted to the former indirect security holders of Heartland, who received Thor Shares, registration rights to register the resale of the Thor Shares.
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

The Company did not assume any of Heartland’s outstanding debt, other than existing capital lease obligations of $429. Amortized intangible assets have a weighted average useful life of 14.9 years. The dealer network was valued based on the Discounted Cash Flow Method and is being amortized on an accelerated cash flow basis over 12 years. The technology assets were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 10 to 15 years. The non-compete agreements were valued based on the Lost Income Method, a form of the Discounted Cash Flow Method, and are being amortized on a straight line basis over 5 years. The trademarks were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 25 years. The backlog was valued based on the Discounted Cash Flow Method and was amortized over 3 weeks. Goodwill is not subject to amortization. Prior to the acquisition, Heartland had historical net tax basis in goodwill of approximately $11,600 that is deductible for tax purposes and will continue to be deductible.
The primary reasons for the acquisition include Heartland’s future earning potential, its fit with our existing operations, its market share and its cash flow. The results of operations of Heartland are included in the Company’s Condensed Consolidated Statement of Operations from the September 16, 2010 date of acquisition through April 30, 2011. During this period, Heartland recorded net sales of $260,758 and net income before tax of $6,226. Net income before tax includes one-time costs of $746 related to the step-up in finished goods inventory and $690 for amortization of backlog. In addition, Heartland’s results from September 16, 2010 through April 30, 2011 included ongoing amortization costs of $5,999.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of each of the respective periods. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net sales	$852,059	$798,613	$2,046,862	$1,878,367
Net income	$40,008	$37,731	$72,512	$74,844
Basic earnings per common share	$0.72	$0.66	$1.30	$1.29
Diluted earnings per common share	$0.72	$0.66	$1.30	$1.29
On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 of future cash obligations to the seller for a total purchase price of $20,081. The Company believes that SJC is currently the second largest manufacturer of ambulances in the United States. Its brands include McCoy Miller, Marque and Premiere, each of which is sold through a nationwide network of dealers. The Company believes that the ambulance business is a natural fit with its bus business and has included the operations of SJC in its Buses reportable segment. Both manufacture and build a body on a purchased or supplied chassis. The manufacturing process, sales process, and type of customers are all very similar between bus and ambulance. Under the Company’s ownership, SJC continued as an independent operation through January 2011, in the same manner as the Company’s recreation vehicle and bus companies. After January 2011, SJC operated under common management with Goshen Coach as one operating company. The operations of SJC are included in the Company’s operating results from the date of its acquisition.
Based on internal and independent external valuations, the Company allocated the purchase price to the net assets of SJC as follows:

Net working capital	$7,412
Property, plant and equipment	2,459
Dealer network	5,230
Goodwill	2,490
Trademarks	2,100
Technology	270
Non-compete	120

Total net assets	$20,081

Amortized intangible assets have a weighted average useful life of 13.4 years. The dealer network is being amortized on a straight line basis over 14 years, and the technology assets and non-compete agreement are amortized on a straight line basis over 5 years. Goodwill and trademarks are not subject to amortization. The entire goodwill balance is tax deductible. Pro forma financial information has not been presented due to its insignificance.
3.	Inventories
Major classifications of inventories are as follows:

	April 30, 2011	July 31, 2010
Raw materials	$103,558	$78,481
Chassis	61,629	33,335
Work in process	54,886	46,681
Finished goods	31,065	9,681

Total	251,138	168,178
Excess of FIFO costs over LIFO costs	(27,148)	(25,498)

Total inventories	$223,990	$142,680

Of the $251,138 of inventory at April 30, 2011, all but $31,272 at certain subsidiaries is valued on a last-in, first-out basis. The $31,272 of inventory is valued on a first-in, first-out method.
4.	Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Weighted average shares outstanding for basic earnings per share	55,829,122	51,461,181	55,079,700	53,521,242
Stock options and restricted stock	112,267	124,269	105,481	100,342

Total — for diluted shares	55,941,389	51,585,450	55,185,181	53,621,584

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. The Company had stock options outstanding of 886,000 at April 30, 2011 and 25,000 at April 30, 2010 which were excluded from this calculation.
5.	Comprehensive Income

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net Income	$40,008	$34,111	$69,384	$69,464
Foreign currency translation adjustment, net of tax	—	(1,803)	—	(1,762)
Change in temporary impairment of investments, net of tax	3	17	158	(15)

Comprehensive income	$40,011	$32,325	$69,542	$67,687

6.	Segment Information
The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles, and (3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, CrossRoads, Dutchmen (including Breckenridge and Komfort which were merged into Dutchmen effective January 1, 2011), Keystone and Heartland (since its acquisition on September 16, 2010). The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream and Thor Motor Coach (formerly Damon and Four Winds). The bus segment consists of the following operating companies that have been aggregated: Champion Bus, (including General Coach), ElDorado California, ElDorado Kansas and Goshen Coach (including SJC, since its acquisition on March 1, 2010).

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net Sales:
Recreation Vehicles
Towables	$624,631	$468,002	$1,411,882	$1,090,842
Motorized	118,166	91,164	274,589	194,049

Total Recreation Vehicles	742,797	559,166	1,686,471	1,284,891
Buses	109,262	121,026	298,499	327,878

Total	$852,059	$680,192	$1,984,970	$1,612,769

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Income (Loss) Before Income Taxes:
Recreation Vehicles
Towables	$54,131	$45,114	$96,039	$93,397
Motorized	5,904	3,640	9,125	5,056

Total Recreation Vehicles	60,035	48,754	105,164	98,453
Buses	4,472	9,142	17,683	23,755
Corporate	(7,189)	(5,691)	(24,362)	(13,497)

Total	$57,318	$52,205	$98,485	$108,711

	April 30,	July 31,
	2011	2010
Total Assets:
Recreation Vehicles
Towables	$760,768	$413,112
Motorized	146,158	86,726

Total Recreation Vehicles	906,926	499,838
Buses	140,931	124,374
Corporate	131,645	339,861

Total	$1,179,502	$964,073

7.	Treasury Stock
In the second quarter of fiscal year 2010, the Company purchased 3,980,000 shares of the Company’s common stock at $29.00 per share at a total cost of $115,420. These shares are held as treasury stock.
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents and investments) measured at fair value on a recurring basis as of April 30, 2011 and July 31, 2010:

	April 30, 2011		July 31, 2010
	Cash and Cash	Auction Rate	Cash and Cash	Auction Rate
	Equivalents	Securities	Equivalents	Securities
Levels of Input:
Level 1	$60,247	$—	$247,751	$—
Level 2	—	—	—	—
Level 3	—	2,982	—	5,327

Total	$60,247	$2,982	$247,751	$5,327

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions, except for $1,000 of restricted cash as of April 30, 2011.
In addition to the above investments, the Company held non-qualified retirement plan assets of $8,809 at April 30, 2011 ($7,499 at July 31, 2010). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in other assets on the Condensed Consolidated Balance Sheets.
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
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements
at Reporting Date Using
Significant Unobservable
Inputs
(Level 3)
Balance at July 31, 2010	$5,327
Net change in temporary impairment	255
Net loss included in earnings	—
Purchases	—
Sales/Maturities	(2,600)

Balance at April 30, 2011	$2,982

Auction Rate Securities
At April 30, 2011, the Company held $3,250 (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through “Dutch” auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually.

At April 30, 2011, the ARS we held were AAA rated or equivalent, collateralized by student loans substantially backed by the U.S. Federal government. The Company sold $2,600 of ARS at par during the nine months ended April 30, 2011. During the year ended July 31, 2010, $115,850 of ARS were sold at par.
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
At April 30, 2011, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, management, assisted by Houlihan Capital Advisors, LLC, an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recognized a total temporary impairment of $268 ($166 net of tax in accumulated other comprehensive loss which is in the equity section of the balance sheet) as of April 30, 2011 related to our long-term ARS investments of $3,250 (par value).
We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through April 30, 2011, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 26 years) to realize our investments’ par value.
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
9.	Goodwill and Other Intangible Assets
The components of amortizable intangible assets are as follows:

	April 30, 2011		July 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks	$72,230	$4,337	$5,230	$156
Non-compete agreements	6,851	3,030	2,721	2,315
Trademarks	25,200	630	—	—
Technology and other intangibles	22,260	1,795	270	22

Total amortizable intangible assets	$126,541	$9,792	$8,221	$2,493

Non-compete agreements, finite-lived trademarks, technology and other intangibles are amortized on a straight-line basis. Dealer networks are generally amortized on an accelerated cash flow basis. The weighted average remaining amortization period at April 30, 2011 is 14.33 years. The increase in amortizable intangibles since July 31, 2010 is related to the acquisition of Heartland, which is more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Estimated Amortization Expense:

For the fiscal year ending July 2011	$9,942
For the fiscal year ending July 2012	$10,682
For the fiscal year ending July 2013	$10,490
For the fiscal year ending July 2014	$10,222
For the fiscal year ending July 2015 and thereafter	$82,711
Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value test on an annual basis at April 30, or more frequently if events or changes in circumstances indicate a potential impairment. During the first quarter of fiscal year 2011, management decided to combine its Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, indefinite-lived intangible assets were reviewed at that time for a potential impairment, trademarks associated with one of the former operating companies were discontinued, and the related trademark values of $2,036 were written off. The fair value of the trademarks was determined using level 3 inputs as defined by ASC 820.
For the annual impairment test at April 30, 2011, management engaged an independent valuation firm to assist in its annual impairment assessment reviews. The value of all indefinite-lived trademarks was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow, royalty and discount rates. The fair value of the Company’s reporting units for purposes of goodwill testing was determined by employing a discounted cash flow methodology and a market approach, when appropriate. The Company completed its impairment review as of April 30, 2011. The review resulted in a non-cash trademark impairment of $1,430 associated with an operating subsidiary in the Company’s bus segment. This impairment resulted from lower anticipated sales than previously expected. The fair value of the trademark was determined using level 3 inputs as defined by ASC 820. As a result of the annual impairment assessment as of April 30, 2011, no impairment of goodwill or indefinite-lived intangible assets was identified other than the trademark impairment described above.
The Company completed an impairment review as of April 30, 2010 that resulted in a non-cash trademark impairment of $500 in the third quarter of fiscal 2010 for the trademark associated with an operating subsidiary in the towables segment. This impairment resulted from the sluggish market and outlook for the park model business. The fair value of the trademark was determined using level 3 inputs as defined by ASC 820. As a result of the annual impairment assessment as of April 30, 2010, no impairment of goodwill or indefinite-lived intangible assets was identified other than the trademark impairment described above.
Goodwill and indefinite-lived intangible assets are not subject to amortization.
The change in carrying value in goodwill and indefinite-lived trademarks from July 31, 2010 to April 30, 2011 is as follows:

	Goodwill	Trademarks
Balance at July 31, 2010	$150,901	$14,936
Impairment of trademark in motorized reportable segment	—	(2,036)
Impairment of trademark in bus reportable segment	—	(1,430)
Heartland acquisition in towables reportable segment	94,865	—

Balance at April 30, 2011	$245,766	$11,470

Goodwill and all trademarks (both indefinite-lived and definite-lived) by reportable segment are as follows:

	April 30, 2011		July 31, 2010
	Goodwill	Trademarks	Goodwill	Trademarks
Recreation Vehicles
Towables	$238,660	$34,306	$143,795	$9,737
Motorized	—	—	—	2,036
Buses	7,106	1,733	7,106	3,163

Total	$245,766	$36,039	$150,901	$14,936

10.	Product Warranties
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
Changes in our product warranty reserves are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Beginning Balance	$61,580	$43,123	$51,467	$41,717
Provisions	17,708	17,602	45,831	42,239
Payments	(14,790)	(12,091)	(42,979)	(35,322)
Acquisition	—	—	10,179	—

Ending Balance	$64,498	$48,634	$64,498	$48,634

11.	Contingent Liabilities and Commitments
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
The Company’s principal commercial commitments under repurchase agreements and guarantees at April 30, 2011 are summarized in the following chart:

Commitment	Total Amount Committed	Terms of Commitments
Guarantee on dealer financing	$2,488	Various
Standby repurchase obligation on dealer financing	$838,988	Up to eighteen months
The repurchase agreement obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. The repurchase and guarantee reserve balance as of April 30, 2011, which is included in other current liabilities on the Condensed Consolidated Balance Sheets, is $4,138 and includes the deferred estimated fair value of the implied guarantee under outstanding repurchase obligations and the estimated loss upon the eventual resale of expected repurchased product. The table below reflects losses incurred under repurchase agreements in the periods noted. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Cost of units repurchased	$398	$4,832	$5,466	$8,052
Realization of units resold	342	4,357	4,669	7,034

Losses due to repurchase	$(56)	$(475)	$(797)	$(1,018)

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At April 30, 2011, chassis on hand accounted for as consigned, unrecorded inventory was approximately $22,689. In addition to this consigned inventory, at April 30, 2011, an additional $10,978 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company does not purchase these chassis and does not include their cost in its billings to the customer for the completed unit.
In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws,” warranty claims, other claims and accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of the Company’s operations in the normal course of business, including the pending litigation described below, the Company believes that while the final resolution of any such litigation may have an impact on its consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have a material adverse effect on its financial position, results of operations or liquidity.
SEC Matter
The Company has been subject to an SEC review since 2007 regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company has reached an agreement with the SEC resolving this matter. The settlement was approved by the U.S. District Court for the District of Columbia and a final judgement incorporating its terms was entered on May 23, 2011. The Company cooperated fully with the SEC in the resolution of this matter.
Under the terms of the settlement, the Company has consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a final judgment of the Court ordering the Company to comply with the Cease and Desist Order issued by the SEC on October 18, 1999, enjoining the Company from violating the books and records and internal control provisions of the federal securities laws and regulations thereunder, imposing a civil cash penalty of $1,000 and requiring the Company to hire an independent consultant not unacceptable to the SEC staff. As of April 30, 2011, the $1,000 civil cash penalty, which was previously provided for, was held in an escrow account and classified as Restricted cash on the Condensed Consolidated Balance Sheets. Subsequent to the entry of a final judgement by the Court approving the settlement on May 23, 2011, the escrow agent released the funds to the SEC. The independent consultant will review and evaluate certain specified aspects of internal accounting controls over financial reporting and record-keeping policies and procedures at each of the Company’s operating subsidiaries and will issue a report with recommendations for necessary improvements or enhancements that the Company should adopt going forward. The Company has retained an independent consultant and it is anticipated that the independent consultant’s report will be completed on or before September 7, 2011.
FEMA Litigation
Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas, and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in the late summer of 2005. The complaints generally alleged that Gulf Coast residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers.

The residents alleged various damages from exposure, including health problems and emotional distress. Most of the initial cases were filed as class action suits. Because of the number of suits, the federal Judicial Panel of Multi-District Litigation (known as the MDL panel) transferred the suits to the United States District Court for the Eastern District of Louisiana (New Orleans). The Court denied class certification in December 2008, and consequently, the cases are now being administered as a mass joinder of claims. There are over 5,000 suits currently pending in the MDL. The number of cases currently pending against the Company is approximately 745. Many of these lawsuits involve multiple plaintiffs, each of whom have brought claims against the Company. Due to the sheer size of the litigation, beginning in September 2009, the Court began hearing both bellwether jury trials and bellwether summary jury trials. The summary jury trial process is an alternative dispute resolution method which is non-binding and confidential. The Company has participated in one confidential summary jury trial. Settlements have been reached with a few of the trailer manufacturers and a group of the manufactured housing defendants. The Company continues to strongly dispute the allegations and continues to vigorously defend the complaints.
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
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine month period ended April 30, 2011, the Company released approximately $5,400 of gross uncertain tax benefit reserve and related interest and penalties recorded at July 31, 2010 related to the effective settlement of certain uncertain tax benefits and statute of limitation expirations, which resulted in a net income tax benefit of approximately $4,100. The Company accrued $900 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2010, and accrued additional uncertain tax benefit reserves of $200 related to prior periods. For the three month period ended April 30, 2011, the Company released $300 of uncertain tax benefit reserves recorded at July 31, 2010, recorded $100 of additional uncertain tax benefit reserve related to prior periods, and accrued $300 in interest and penalties.
The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, multiple U.S. state income tax returns and multiple Canadian income tax returns. The Company has been audited for U.S. federal purposes through fiscal year 2007. Periodically, various state and local jurisdictions conduct audits and therefore a variety of other years are subject to state and local review. The Company is currently being audited by the State of California for the tax years ended July 31, 2007 and July 31, 2008. The Company has reserved for this exposure in its liability for unrecognized tax benefits.
The Company anticipates a decrease of approximately $2,700 in unrecognized tax benefits, and $600 in accrued interest and penalties related to these unrecognized tax benefits, within the next twelve months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

13.	Retained Earnings
The components of the change in retained earnings are as follows:

Balance as of July 31, 2010	$745,204
Net Income	69,384
Dividends Paid	(16,744)

Balance as of April 30, 2011	$797,844

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
The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 — $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100; and December 22, 2014 — $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in-kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date.

The Third Loan Borrowers opted to pay the interest due at each quarter end from March 31, 2010 to March 31, 2011 in-kind and it was capitalized as part of the long-term note receivable.
The First Credit Agreement, the Second Credit Agreement and the Third Credit Agreement each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type. As required by the credit agreements, the Company receives on a quarterly basis financial and operational information from the Borrowers and from the companies in which the Borrowers have significant ownership interests, including FreedomRoads Holding. This financial and operational information is evaluated as to any changes in the overall credit quality of the Borrowers. Based on the current credit review, the Company does not consider these receivables impaired or requiring an allowance for credit losses.
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
One dealer, FreedomRoads, accounted for 14% of the Company’s consolidated recreation vehicle net sales for the nine months ended April 30, 2011, and 12% of its consolidated total net sales for the nine months ended April 30, 2011. The loss of this dealer could have a significant effect on the Company’s business.
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
The Company maintains a property and business interruption insurance policy that provided substantial coverage for the losses arising from this incident, less the first $5,000 representing the Company’s deductible per the policy.
During the nine months ended April 30, 2011, the Company received and recognized $9,566 of insurance proceeds which included $5,378 for business interruption. For the nine months ended April 30, 2011, a gain on involuntary conversion of $8,651 was reported in the Company’s Condensed Consolidated Statement of Operations as follows:
Gain on Involuntary Conversion:

		Nine Months Ended	Cumulative Total
	FY 2010	April 30, 2011	Since Fire
Insurance recoveries recognized	$18,079	$9,566	$27,645
Deductible	(5,000)	—	(5,000)
Work in process and raw material destroyed	(4,305)	—	(4,305)
Property and equipment destroyed	(578)	(165)	(743)
Clean-up and other costs	(603)	(750)	(1,353)

Gain on Involuntary Conversion	$7,593	$8,651	$16,244

The costs incurred to date of reconstructing the Facility and replacing inventory have been accounted for in the normal course of business. The costs incurred as of April 30, 2011 to reconstruct the Facility totaled $6,943 (approximately $5,500 was incurred in fiscal year 2011, with the difference having been incurred in fiscal year 2010). The Facility was substantially completed and operational as of September 28, 2010. The replacement cost of the property and equipment has substantially exceeded the previous carrying costs and the lost profits covered under business interruption and clean-up and related costs are being reimbursed under the policy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, all amounts presented in thousands of dollars except unit, share and per share data.
Executive Overview
We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our market share in the travel trailer and fifth wheel segment of the industry (towables) is approximately 40% including our first quarter acquisition of Heartland. In the motorized segment of the industry we have a market share of approximately 17%. Our market share in small and mid-size buses is approximately 37%. We also manufacture and sell 40-foot buses at our facility in Southern California.
On September 16, 2010, we acquired 100% of Towable Holdings, Inc., the parent company of Heartland, pursuant to a stock purchase agreement for $99,562 in cash and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland will continue as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations are included in our towable segment.
The acquisition of Heartland is expected to be accretive to our earnings, based upon Heartland’s recent and historical performances. From its founding in 2003, Heartland grew to become the third largest manufacturer of fifth wheels and the sixth largest manufacturer of travel trailers in the United States based upon Statistical Surveys retail market data as of June, 2010. Heartland has been the fastest growing RV manufacturer in recent years, and its sales over the 12 months prior to the acquisition exceeded $400,000. Its brands include Bighorn, Sundance, Cyclone, North Country, and North Trail, sold through a nationwide network of dealers. See Note 2 to our condensed consolidated financial statements included elsewhere in this report for additional information on the acquisition.
Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus segment through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.
We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $28,825 for the nine months ended April 30, 2011 were made primarily for the purchase of land, building and building improvements and to replace machinery and equipment used in the ordinary course of business. These capital expenditures include $5,500 for the construction of the new Champion bus plant, $9,700 for the purchase of recreation vehicle plants which were previously leased and $6,100 for the expansion of our recreation vehicle operations.
Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, purchasing, insurance, legal, human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.
Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not finance dealers directly but do provide repurchase agreements to assist the dealers in floor plan financing.
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

Trends and Business Outlook
Industry conditions in the RV market substantially improved in 2010, with RV wholesale shipments up 45.6% for the 12 months ended December 31, 2010, according to the Recreation Vehicle Industry Association (“RVIA”). This large increase in shipments was attributable to two forces in the market: RV dealers’ restocking of depleted lot inventories and improving retail sales to consumers. For the first four months of 2011, RV industry wholesale shipments were up 6.2%, as compared to the comparable period from the prior year according to RVIA. With our increases in retail market share, we believe our dealer inventory is at appropriate levels for seasonal consumer demand. Thor’s RV backlog as of April 30, 2011 was down 5% to approximately $427,000 from $448,000 as of April 30, 2010.
Given that dealer restocking appears to be completed, we believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory, we believe that RV industry wholesale shipments will generally be on a one to one replenishment ratio with retail sales going forward. According to Statistical Surveys, Inc, for the 12 month period of January through December, 2010 RV industry retail sales in the United States were up 7.7%. U.S. retail sales of travel trailers and fifth wheels, our most popular products, were up 10.6% in 2010, while Class C motorhomes were up 6.0% and higher-priced Class A motorhomes were up 0.4%. The 2010 Canadian retail RV market performed even better than the retail RV market in the United States, with 2010 retail sales up 24.9% through December, according to Statistical Surveys, Inc.
For the first three months of 2011, RV industry retail sales in the United States were up 3.0% according to Statistical Surveys, Inc. U.S. retail sales of travel trailers and fifth wheels were up 5.0% in the year-to-date period, while Class C motorhomes were down 4.8% and Class A motorhomes were down 1.8%. The Canadian RV market through the first three months of 2011 was down 21.2%, according to Statistical Surveys, Inc.
If consumer confidence improves, retail and wholesale credit availability continue to improve, and if interest rates remain low, we would expect to see continued improvement in RV sales and expect to benefit from our ability to increase production. However, this outlook is tempered by recent escalations in fuel prices, by continuing poor employment and income growth as well as credit constraints, all of which could slow the pace of RV sales. A longer-term positive outlook for the recreation vehicle segment is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.
Economic or industry-wide factors affecting our recreation vehicle business include raw material costs of commodities used in the manufacture of our product. Material cost is the primary factor determining our cost of products sold. During fiscal 2011 we have incurred increased cost of raw materials and components. Steel, aluminum, and thermoplastic prices have increased and there continues to be upward price pressure on several other raw material inputs. Historically, we have been able to pass along those price increases to our customers. We took price increases in most of our product segments in early February, 2011 to offset those increased input costs. Future increases in raw material costs would impact our profit margins negatively if we are unable to raise prices for our products by corresponding amounts.
Government entities are the primary users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses decelerated in the last half of 2010, finishing down 0.3% for the year ended December 31, 2010 compared with the same period in 2009. Federal stimulus funds helped the transit industry in the recent economic downturn, however that funding expired in 2010 and that has created a negative effect in 2011 on demand for our bus products. Municipal budgets have been reduced and transit agencies’ operating costs have increased.

As a result, we have experienced a softening of order input at some of our bus operations and we have reduced staffing levels in certain locations. As of April 30, 2011, buses reportable segment backlog is down by approximately 6% to $206,000 from $219,000 as of April 30, 2010. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers, and the introduction of new bus products.
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
The Company’s results for the quarter ended April 30, 2011 were impacted by several factors. The end of the dealer restocking period has led to market pricing pressures, which resulted in a more highly promotional environment and greater discounting than the comparable period from the prior year. We experienced increases in the costs of certain materials, and have raised prices in order to offset these increases. We had increased amortization expense relating to our acquisition of Heartland, and continued to incur costs related to our SEC settlement and the ongoing FEMA litigation.
Going forward, we believe that dealer inventories are fairly balanced and that future RV shipments will track with retail demand. Easier accessibility to RV retail financing may help if consumers continue to show resiliency in the face of macro-related pressures (employment, housing, gas prices). Cost inflation and its impact on margin may be mitigated through continued efforts in procurement, lean manufacturing and through selective price increases.

Three Months Ended April 30, 2011 vs. Three Months Ended April 30, 2010

	Three Months Ended	Three Months Ended	Change	%
	April 30, 2011	April 30, 2010	Amount	Change
NET SALES:
Recreation Vehicles
Towables	$624,631	$468,002	$156,629	33.5
Motorized	118,166	91,164	27,002	29.6

Total Recreation Vehicles	742,797	559,166	183,631	32.8
Buses	109,262	121,026	(11,764)	(9.7)

Total	$852,059	$680,192	$171,867	25.3

# OF UNITS:
Recreation Vehicles
Towables	25,302	20,978	4,324	20.6
Motorized	1,743	1,278	465	36.4

Total Recreation Vehicles	27,045	22,256	4,789	21.5
Buses	1,629	1,596	33	2.1

Total	28,674	23,852	4,822	20.2

		% of		% of
		Segment		Segment	Change	%
		Net Sales		Net Sales	Amount	Change
GROSS PROFIT:
Recreation Vehicles
Towables	$88,190	14.1	$71,443	15.3	$16,747	23.4
Motorized	11,830	10.0	8,133	8.9	3,697	45.5

Total Recreation Vehicles	100,020	13.5	79,576	14.2	20,444	25.7
Buses	8,464	7.7	12,923	10.7	(4,459)	(34.5)

Total	$108,484	12.7	$92,499	13.6	$15,985	17.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$31,487	5.0	$25,524	5.5	$5,963	23.4
Motorized	5,926	5.0	4,476	4.9	1,450	32.4

Total Recreation Vehicles	37,413	5.0	30,000	5.4	7,413	24.7
Buses	4,410	4.0	5,954	4.9	(1,544)	(25.9)
Corporate	8,563	—	6,870	—	1,693	24.6

Total	$50,386	5.9	$42,824	6.3	$7,562	17.7

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$54,131	8.7	$45,114	9.6	$9,017	20.0
Motorized	5,904	5.0	3,640	4.0	2,264	62.2

Total Recreation Vehicles	60,035	8.1	48,754	8.7	11,281	23.1
Buses	4,472	4.1	9,142	7.6	(4,670)	(51.1)
Corporate	(7,189)	—	(5,691)	—	(1,498)	(26.3)

Total	$57,318	6.7	$52,205	7.7	$5,113	9.8

ORDER BACKLOG:

	As of	As of	Change	%
	April 30, 2011	April 30, 2010	Amount	Change
Recreation Vehicles
Towables	$361,042	$370,779	$(9,737)	(2.6)
Motorized	66,344	76,692	(10,348)	(13.5)

Total Recreation Vehicles	427,386	447,471	(20,085)	(4.5)
Buses	206,107	219,317	(13,210)	(6.0)

Total	$633,493	$666,788	$(33,295)	(5.0)

CONSOLIDATED
Consolidated net sales for the three months ended April 30, 2011 increased $171,867 or 25.3% and consolidated gross profit increased $15,985 or 17.3%, respectively, compared to the three months ended April 30, 2010. Recently acquired Heartland accounted for $126,727 of the $171,867 increase in consolidated net sales.
Consolidated gross profit was 12.7% of consolidated net sales for the three months ended April 30, 2011 compared to 13.6% of consolidated net sales for the three months ended April 30, 2010. This 0.9% decrease in gross profit percentage was driven primarily by increased discounting within the recreation vehicle segments and increasing material cost in the current period. Dealer inventories have been restocked to appropriate levels, and as a result dealer and competitor pressures have necessitated greater discounting to secure sales. In addition, product mix in the bus segment shifted toward the more moderately priced, lower gross profit units.
Selling, general and administrative expenses for the three months ended April 30, 2011 increased 17.7% compared to the three months ended April 30, 2010. Income before income taxes for the three months ended April 30, 2011 was $57,318 as compared to $52,205 for the three months ended April 30, 2010, an increase of 9.8%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses increased $1,693 to $8,563 for the three months ended April 30, 2011 compared to $6,870 for the three months ended April 30, 2010. Of the $1,693 increase, stock option compensation expense increased $663, deferred compensation plan expense increased $549 and group medical and products liability insurance expenses increased $740.
Corporate interest and other income was $1,374 for the three months ended April 30, 2011 compared to $1,179 for the three months ended April 30, 2010. The increase of $195 is primarily due to an increase in other income from the market value appreciation on the deferred compensation plan assets partially offset by reduced interest on our cash and cash investments.
The overall effective income tax rate for the three months ended April 30, 2011 was 30.2% compared with 34.7% for the three months ended April 30, 2010. The primary reasons for the decrease in the overall effective income tax rate from April 30, 2010 to April 30, 2011 are increased benefits related to income tax credits, an overall reduction in the Company’s state blended tax rate and July 31, 2010 return to provision adjustments primarily related to increased income tax credits and a reduction in state taxes.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the three months ended April 30, 2011 vs. the three months ended April 30, 2010:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Net Sales	April 30, 2010	Net Sales	Amount	Change
NET SALES:
Towables
Travel Trailers	$295,027	47.2	$244,359	52.2	$50,668	20.7
Fifth Wheels	323,756	51.8	212,301	45.4	111,455	52.5
Other	5,848	1.0	11,342	2.4	(5,494)	(48.4)

Total Towables	$624,631	100.0	$468,002	100.0	$156,629	33.5

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Shipments	April 30, 2010	Shipments	Amount	Change
# OF UNITS:
Towables
Travel Trailers	15,795	62.4	13,810	65.8	1,985	14.4
Fifth Wheels	9,309	36.8	6,805	32.5	2,504	36.8
Other	198	0.8	363	1.7	(165)	(45.5)

Total Towables	25,302	100.0	20,978	100.0	4,324	20.6

%
Increase /(Decrease)
Impact Of Change In Price On Net Sales:
Towables
Travel Trailers	6.3
Fifth Wheels	15.7
Other	(2.9)
Total Towables	12.9
The increase in towable net sales of 33.5% compared to the prior year quarter resulted from a 20.6% increase in unit shipments and a 12.9% increase in the impact of the change in the net price per unit. Recently acquired Heartland accounted for $126,727 of the $156,629 increase in total towable net sales and for 4,775 of the 4,324 increase in total towable unit sales.
As the industry continues to stabilize, current customer preference in the fifth wheel and travel trailer markets is trending toward higher priced units with additional features and upgrades compared to a year ago. In addition, we took price increases averaging 2% in most of our towable products during the quarter ended April 30, 2011. These increases were partially offset by increased discounting due to competitor and dealer pressures, which effectively reduces the net sales price per unit. The “Other” market in our towables segment relates primarily to the park model industry.
The overall industry increase in wholesale unit shipments of towables for February, March and April 2011 compared to the same period last year was 6.1% according to statistics published by the Recreation Vehicle Industry Association.
Cost of products sold increased $139,882 to $536,441 or 85.9% of towable net sales for the three months ended April 30, 2011 compared to $396,559 or 84.7% of towable net sales for the three months ended April 30, 2010. The change in material, labor, freight-out and warranty comprised $131,282 of the $139,882 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 80.3% for the three months ended April 30, 2011 and 79.1% for the three months ended April 30, 2010.

This increase as a percentage of towable net sales is partially due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material cost percentage to net sales. Product mix and increases in material costs have also increased the material cost percentage to sales. Total manufacturing overhead as a percentage of towable net sales remained the same at 5.6%.
Towable gross profit increased $16,747 to $88,190 or 14.1% of towable net sales for the three months ended April 30, 2011 compared to $71,443 or 15.3% of towable net sales for the three months ended April 30, 2010. The decrease as a percentage of net sales is due to increased discounts from unit list prices and increases in cost of products sold as a percentage of net sales as discussed above.
Selling, general and administrative expenses were $31,487 or 5.0% of towable net sales for the three months ended April 30, 2011 compared to $25,524 or 5.5% of towable net sales for the three months ended April 30, 2010. The primary reason for the $5,963 increase in selling, general and administrative expenses was increased towable net sales, which caused related commissions and other compensation to increase by $3,648. Sales related travel, advertising and promotional costs also increased $705 in correlation with the increase in sales, and litigation related fees increased $1,579.
Towable income before income taxes decreased to 8.7% of towable net sales for the three months ended April 30, 2011 from 9.6% of towable net sales for the three months ended April 30, 2010. The primary factors in this decrease in percentage were the increased discounting, the product cost increases and the increases in selling, general and administrative expenses noted above.
MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the three months ended April 30, 2011 vs. the three months ended April 30, 2010:

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Net Sales	April 30, 2010	Net Sales	Amount	Change
NET SALES:
Motorized
Class A	$58,994	49.9	$48,925	53.7	$10,069	20.6
Class C	53,163	45.0	38,368	42.1	14,795	38.6
Class B	6,009	5.1	3,871	4.2	2,138	55.2

Total Motorized	$118,166	100.0	$91,164	100.0	$27,002	29.6

	Three Months	% of	Three Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Shipments	April 30, 2010	Shipments	Amount	Change
# OF UNITS:
Motorized
Class A	649	37.2	499	39.0	150	30.1
Class C	1,028	59.0	731	57.2	297	40.6
Class B	66	3.8	48	3.8	18	37.5

Total Motorized	1,743	100.0	1,278	100.0	465	36.4

%
Increase/(Decrease)
Impact of Change In Price On Net Sales:
Motorized
Class A	(9.5)
Class C	(2.0)
Class B	17.7
Total Motorized	(6.8)
The increase in motorized net sales of 29.6% compared to the prior year quarter resulted from a 36.4% increase in unit shipments and a 6.8% decrease in the impact of the change in the net price per unit, resulting primarily from mix of product and increased discounting. The overall market increase in unit shipments of motorhomes was 13.2% for the three month period ended April 30, 2011 compared to the same period last year according to statistics published by the Recreation Vehicle Industry Association.
The overall impact of the change in the net price per motorized unit was a decrease of 6.8%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, demand is currently trending toward the lower to more moderately priced units. In addition, due to current competitor and dealer pressures, discounting in both product lines has increased as well, which also effectively lowers unit sales prices. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year, as certain lower priced products are no longer offered this year.
Cost of products sold increased $23,305 to $106,336 or 90.0% of motorized net sales for the three months ended April 30, 2011 compared to $83,031 or 91.1% of motorized net sales for the three months ended April 30, 2010. The change in material, labor, freight-out and warranty comprised $22,130 of the $23,305 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 84.9% from 85.8% primarily due to more favorable warranty experience. Total manufacturing overhead as a percentage of motorized net sales decreased to 5.1% from 5.3% due to the increase in unit production resulting in higher absorption of fixed overhead costs. Total manufacturing overhead increased $1,175 due primarily to indirect labor increases to support the increase in sales.
Motorized gross profit increased $3,697 to $11,830 or 10.0% of motorized net sales for the three months ended April 30, 2011 compared to $8,133 or 8.9% of motorized net sales for the three months ended April 30, 2010. The increase in gross profit was due primarily to the 36.4% increase in unit sales volume.
Selling, general and administrative expenses were $5,926 or 5.0% of motorized net sales for the three months ended April 30, 2011 compared to $4,476 or 4.9% of motorized net sales for the three months ended April 30, 2010. The primary reasons for the $1,450 increase in selling, general and administrative expenses were increased motorized net sales and income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,551.
Motorized income before income taxes was 5.0% of motorized net sales for the three months ended April 30, 2011 and 4.0% of motorized net sales for the three months ended April 30, 2010. The primary factor for this increase was the improved gross profit on increased motorized net sales.

BUSES
Analysis of change in net sales for the three months ended April 30, 2011 vs. the three months ended April 30, 2010:

	Three Months	Three Months
	Ended	Ended	Change
	April 30, 2011	April 30, 2010	Amount	% Change
Net Sales	$109,262	$121,026	(11,764)	(9.7)
# of Units	1,629	1,596	33	2.1
Impact of Change in Price on Net Sales				(11.8)
The decrease in buses net sales of 9.7% compared to the prior year quarter resulted from a 2.1% increase in unit shipments and an 11.8% decrease in the impact of the change in the net price per unit. The decrease in the impact of the change in the net price per unit is primarily driven by product mix, reflecting the current trend in the bus market toward lower priced units corresponding with the current reduction in the availability of federal stimulus money that was prevalent during the prior year period. In addition, the current competitive pricing environment led to an increase in discounting.
Cost of products sold decreased $7,305 to $100,798 or 92.3% of buses net sales for the three months ended April 30, 2011 compared to $108,103 or 89.3% of buses net sales for the three months ended April 30, 2010. The decrease in material, labor, freight-out and warranty from reduced sales volume represents $7,838 of the $7,305 decrease in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 84.1% from 82.3% compared to the prior year period. This increase in percentage was due primarily to the higher concentration of lower priced, lower margin units noted above and higher warranty costs. Total manufacturing overhead increased $533, primarily due to increased indirect labor and employee health insurance costs, which, along with the sales volume decrease, caused manufacturing overhead to increase to 8.2% from 7.0% as a percentage of buses net sales.
Buses gross profit decreased $4,459 to $8,464 or 7.7% of buses net sales for the three months ended April 30, 2011 compared to $12,923 or 10.7% of buses net sales for the three months ended April 30, 2010. The decrease was mainly due to the impact of the changes in selling prices, discounting and cost of products noted above.
Selling, general and administrative expenses were $4,410 or 4.0% of buses net sales for the three months ended April 30, 2011 compared to $5,954 or 4.9% of buses net sales for the three months ended April 30, 2010. The primary reasons for the $1,544 decrease in selling, general and administrative expenses were the decreases in buses net sales and income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $1,034. Professional fees also decreased by $263.
Buses income before income taxes was 4.1% of buses net sales for the three months ended April 30, 2011 compared to 7.6% of buses net sales for the three months ended April 30, 2010. This decrease is primarily due to the decrease in buses net sales and corresponding gross profit and the higher concentration of lower margin units, as well as the $1,430 trademark impairment charge included in the results for the three months ended April 30, 2011.

Nine Months Ended April 30, 2011 vs. Nine Months Ended April 30, 2010

	Nine Months Ended	Nine Months Ended	Change	%
	April 30, 2011	April 30, 2010	Amount	Change
NET SALES:
Recreation Vehicles
Towables	$1,411,882	$1,090,842	$321,040	29.4
Motorized	274,589	194,049	80,540	41.5

Total Recreation Vehicles	1,686,471	1,284,891	401,580	31.3
Buses	298,499	327,878	(29,379)	(9.0)

Total	$1,984,970	$1,612,769	$372,201	23.1

# OF UNITS:
Recreation Vehicles
Towables	58,683	49,063	9,620	19.6
Motorized	3,731	2,569	1,162	45.2

Total Recreation Vehicles	62,414	51,632	10,782	20.9
Buses	4,571	4,589	(18)	(0.4)

Total	66,985	56,221	10,764	19.1

		% of		% of
	Segment		Segment		Change	%
		Net Sales		Net Sales	Amount	Change
GROSS PROFIT:
Recreation Vehicles
Towables	$180,162	12.8	$159,178	14.6	$20,984	13.2
Motorized	26,844	9.8	16,272	8.4	10,572	65.0

Total Recreation Vehicles	207,006	12.3	175,450	13.7	31,556	18.0
Buses	25,699	8.6	36,816	11.2	(11,117)	(30.2)

Total	$232,705	11.7	$212,266	13.2	$20,439	9.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$77,463	5.5	$64,423	5.9	$13,040	20.2
Motorized	15,680	5.7	11,172	5.8	4,508	40.4

Total Recreation Vehicles	93,143	5.5	75,595	5.9	17,548	23.2
Buses	13,966	4.7	15,095	4.6	(1,129)	(7.5)
Corporate	28,910	—	17,988	—	10,922	60.7

Total	$136,019	6.9	$108,678	6.7	$27,341	25.2

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$96,039	6.8	$93,397	8.6	$2,642	2.8
Motorized	9,125	3.3	5,056	2.6	4,069	80.5

Total Recreation Vehicles	105,164	6.2	98,453	7.7	6,711	6.8
Buses	17,683	5.9	23,755	7.2	(6,072)	(25.6)
Corporate	(24,362)	—	(13,497)	—	(10,865)	(80.5)

Total	$98,485	5.0	$108,711	6.7	$(10,226)	(9.4)

CONSOLIDATED
Consolidated net sales and consolidated gross profit for the nine months ended April 30, 2011 increased $372,201 or 23.1% and $20,439 or 9.6%, respectively, compared to the nine months ended April 30, 2010. Recently acquired Heartland accounted for $260,758 of the $372,201 increase in consolidated net sales.
Consolidated gross profit was 11.7% of consolidated net sales for the nine months ended April 30, 2011 compared to 13.2% of consolidated net sales for the nine months ended April 30, 2010. This 1.5% decrease in gross profit percentage was driven primarily by increased discounting within the recreation vehicle segments. Dealer inventories have been restocked to appropriate levels, and as a result dealer and competitor pressures have necessitated greater discounting to secure sales. In addition, product mix in the buses segment shifted toward the more moderately priced, lower gross profit units.
Selling, general and administrative expenses for the nine months ended April 30, 2011 increased $27,341, or 25.2%, compared to the nine months ended April 30, 2010. Income before income taxes for the nine months ended April 30, 2011 was $98,485 as compared to $108,711 for the nine months ended April 30, 2010, a decrease of 9.4%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.
Corporate costs included in selling, general and administrative expenses increased $10,922 to $28,910 for the nine months ended April 30, 2011 compared to $17,988 for the nine months ended April 30, 2010. Of this increase, $5,505 is attributable to legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of the SEC matter described elsewhere in this report. Stock option compensation expense increased $1,963, deferred compensation plan expense increased $1,527 and group insurance expense increased $1,434. Additionally, salary and bonus costs increased $684.
Corporate interest income and other income was $4,548 for the nine months ended April 30, 2011 compared to $4,491 for the nine months ended April 30, 2010, a nominal increase of $57.
The overall effective income tax rate for the nine months ended April 30, 2011 was 29.6% compared with 36.1% for the nine months ended April 30, 2010. The primary reasons for the decrease in the overall effective income tax rate are increased benefits related to the favorable settlement of certain uncertain tax benefits, the retroactive reinstatement of the Federal research and development credit enacted on December 17, 2010, July 31, 2010 return to provision adjustments primarily related to tax credits and state taxes, income tax credits, and an overall reduction in the Company’s state blended tax rate for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010.

Segment Reporting
TOWABLE RECREATION VEHICLES
Analysis of change in net sales for the nine months ended April 30, 2011 vs. the nine months ended April 30, 2010:

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Net Sales	April 30, 2010	Net Sales	Amount	Change
NET SALES:
Towables
Travel Trailers	$653,175	46.3	$560,216	51.3	$92,959	16.6
Fifth Wheels	743,925	52.7	507,105	46.5	236,820	46.7
Other	14,782	1.0	23,521	2.2	(8,739)	(37.2)

Total Towables	$1,411,882	100.0	$1,090,842	100.0	$321,040	29.4

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Shipments	April 30, 2010	Shipments	Amount	Change
# OF UNITS:
Towables
Travel Trailers	35,983	61.3	31,989	65.2	3,994	12.5
Fifth Wheels	22,211	37.8	16,349	33.3	5,862	35.9
Other	489	0.9	725	1.5	(236)	(32.6)

Total Towables	58,683	100.0	49,063	100.0	9,620	19.6

%
Increase/(Decrease)
Impact Of Change In Price On Net Sales:
Towables
Travel Trailers	4.1
Fifth Wheels	10.8
Other	(4.6)
Total Towables	9.8
The increase in towable net sales of 29.4% compared to the prior year period resulted from a 19.6% increase in unit shipments and a 9.8% increase in the impact of the change in the net price per unit. Recently acquired Heartland accounted for $260,758 of the $321,040 increase in total towable net sales and for 9,783 of the 9,620 increase in total towable unit sales.
As the industry continues to stabilize, customer preference in the fifth wheel and travel trailer markets has been toward higher priced units with additional features and upgrades compared to the same period from a year ago. This trend was partially offset by increased discounting, which effectively reduces the net sales price per unit. The “Other” market in our towable segment relates primarily to the park model industry, which has not fully recovered from the depressed market conditions of the past few years. As a result, more lower priced units were sold and at greater discounts than during the corresponding period from last year, resulting in the 4.6% reduction in net price per unit.
The overall industry increase in wholesale unit shipments of towables for August 2010 through April 2011 compared to the same period last year was 6.1% according to statistics published by the Recreation Vehicle Industry Association.

Cost of products sold increased $300,056 to $1,231,720 or 87.2% of towable net sales for the nine months ended April 30, 2011 compared to $931,664 or 85.4% of towable net sales for the nine months ended April 30, 2010. The change in material, labor, freight-out and warranty comprised $283,281 of the $300,056 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 81.1% for the nine months ended April 30, 2011 and 79.1% for the nine months ended April 30, 2010. This increase as a percentage of towable net sales is partially due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material percentage to net sales. Product mix and increases in material costs have also contributed to this percentage increase. Total manufacturing overhead as a percentage of towable net sales decreased from 6.3% to 6.1% due to the increase in production resulting in increased absorption of fixed overhead costs.
Towable gross profit increased $20,984 to $180,162 or 12.8% of towable net sales for the nine months ended April 30, 2011 compared to $159,178 or 14.6% of towable net sales for the nine months ended April 30, 2010. The increase was primarily due to increased sales; however, the percentage to net sales decreased due to increased discounting in response to the current competitive market conditions and changes in the costs of products as a percentage of towable net sales as discussed above.
Selling, general and administrative expenses were $77,463 or 5.5% of towable net sales for the nine months ended April 30, 2011 compared to $64,423 or 5.9% of towable net sales for the nine months ended April 30, 2010. The primary reason for the $13,040 increase in selling, general and administrative expenses was increased towable net sales, which caused related commissions and other compensation to increase by $8,390. Sales related travel, advertising and promotion costs also increased $3,223 in correlation with the increase in sales. Professional fees and legal expenses also increased $2,065 including litigation related costs.
Towable income before income taxes decreased to 6.8% of towable net sales for the nine months ended April 30, 2011 from 8.6% of towable net sales for the nine months ended April 30, 2010. The primary reasons for this decrease were the increased discounting and cost of product increases noted above.

MOTORIZED RECREATION VEHICLES
Analysis of change in net sales for the nine months ended April 30, 2011 vs. the nine months ended April 30, 2010:

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Net Sales	April 30, 2010	Net Sales	Amount	Change
NET SALES:
Motorized
Class A	$166,953	60.8	$115,163	59.3	$51,790	45.0
Class C	91,540	33.3	67,467	34.8	24,073	35.7
Class B	16,096	5.9	11,419	5.9	4,677	41.0

Total Motorized	$274,589	100.0	$194,049	100.0	$80,540	41.5

	Nine Months	% of	Nine Months	% of
	Ended	Segment	Ended	Segment	Change	%
	April 30, 2011	Shipments	April 30, 2010	Shipments	Amount	Change
# OF UNITS:
Motorized
Class A	1,819	48.8	1,184	46.1	635	53.6
Class C	1,734	46.5	1,239	48.2	495	40.0
Class B	178	4.7	146	5.7	32	21.9

Total Motorized	3,731	100.0	2,569	100.0	1,162	45.2

%
Increase/(Decrease)
Impact of Change In Price On Net Sales:
Motorized
Class A	(8.6)
Class C	(4.3)
Class B	19.1
Total Motorized	(3.7)
The increase in motorized net sales of 41.5% compared to the prior year period resulted from a 45.2% increase in unit shipments and a 3.7% decrease in the impact of the change in the net price per unit resulting primarily from mix of product and increased discounting. The overall market increase in unit shipments of motorhomes was 30.0% for the nine month period of August 2010 through April 2011 compared to the prior year period according to statistics published by the Recreation Vehicle Industry Association.
The overall impact of the change in the net price per motorized unit was a decrease of 3.7%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, customer demand is currently trending toward the lower to more moderately priced units. In addition, due to current competitor and dealer pressures, discounting in both product lines has increased as well, which also effectively lowers unit sales prices. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year, as certain lower priced products are no longer offered this year.
Cost of products sold increased $69,968 to $247,745 or 90.2% of motorized net sales for the nine months ended April 30, 2011 compared to $177,777 or 91.6% of motorized net sales for the nine months ended April 30, 2010. The change in material, labor, freight-out and warranty comprised $67,539 of the $69,968 increase in cost of products sold due to increased sales volume.

Material, labor, freight-out and warranty as a percentage of motorized net sales remained relatively consistent at 84.6% from 84.9% for the prior year period. Total manufacturing overhead as a percentage of motorized net sales decreased to 5.6% from 6.7% due to the increase in unit production resulting in higher absorption of fixed wages and overhead costs and due to resulting benefits of ongoing cost reduction initiatives.
Motorized gross profit increased $10,572 to $26,844 or 9.8% of motorized net sales for the nine months ended April 30, 2011 compared to a gross profit of $16,272 or 8.4% of motorized net sales for the nine months ended April 30, 2010. The increase in margin was due to the significant 41.5% increase in sales and the reduction in cost of products sold as a percentage of net sales discussed above.
Selling, general and administrative expenses were $15,680 or 5.7% of motorized net sales for the nine months ended April 30, 2011 compared to $11,172 or 5.8% of motorized net sales for the nine months ended April 30, 2010. The increase of $4,508 was primarily due to increased motorized net sales and increased income before income taxes, which caused related commissions, bonuses and other compensation to increase by $4,385.
Motorized income before income taxes was 3.3% of motorized net sales for the nine months ended April 30, 2011 and 2.6% of motorized net sales for the nine months ended April 30, 2010. The primary factors for this increase were the improved gross profit on increased motorized net sales combined with the cost percentage reduction in manufacturing overhead described above. These improvements were partially offset by a $2,036 trademark impairment charge included in the results for the nine months ended April 30, 2011.
BUSES
Analysis of change in net sales for the nine months ended April 30, 2011 vs. the nine months ended April 30, 2010:

	Nine Months Ended	Nine Months Ended	Change	%
	April 30, 2011	April 30, 2010	Amount	Change
Net Sales	$298,499	$327,878	$(29,379)	(9.0)
# of Units	4,571	4,589	(18)	(0.4)
Impact of Change in Price on Net Sales				(8.6)
The decrease in buses net sales of 9.0% compared to the prior year period resulted from a 0.4% decrease in unit shipments and an 8.6% decrease in the impact of the change in the net price per unit. The decrease in the impact of the change in the net price per unit is primarily driven by the current trend toward more moderately priced units, partially attributable to federal stimulus money not being as readily available as it was for the corresponding period of the prior year.
Cost of products sold decreased $18,262 to $272,800 or 91.4% of buses net sales for the nine months ended April 30, 2011 compared to $291,062 or 88.8% of buses net sales for the nine months ended April 30, 2010. The decrease in material, labor, freight-out and warranty due to the sales decrease represents $22,390 of the $18,262 decrease in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased slightly to 82.5% from 82.0%, primarily due to increased warranty costs. Total manufacturing overhead increased $4,128, primarily due to increased indirect labor and employee health insurance costs, which in conjunction with the sales decrease caused manufacturing overhead to increase to 8.9% from 6.8% as a percentage of buses net sales.
Buses gross profit decreased $11,117 to $25,699 or 8.6% of buses net sales for the nine months ended April 30, 2011 compared to $36,816 or 11.2% of buses net sales for the nine months ended April 30, 2010. The decrease was due to the reduction in sales and increase in manufacturing overhead as noted above.
Selling, general and administrative expenses were $13,966 or 4.7% of buses net sales for the nine months ended April 30, 2011 compared to $15,095 or 4.6% of buses net sales for the nine months ended April 30, 2010.

The primary reason for the $1,129 decrease in selling, general and administrative expenses was a reduction in net income before income taxes, which caused related bonuses to decrease by $1,275.
Buses income before income taxes was 5.9% of buses net sales for the nine months ended April 30, 2011 compared to 7.2% of buses net sales for the nine months ended April 30, 2010. The percentage decrease of 1.3% was primarily due to the decrease in gross profit as a percentage of net sales noted above, and the trademark impairment charge of $1,430 taken in the three month period ended April 30, 2011. These decreases were partially offset by the favorable impact of the increase in the gain on involuntary conversion of $6,368 relating to the fire at our Champion/General Coach America bus north production facility for the nine months ended April 30, 2011.
Financial Condition and Liquidity
As of April 30, 2011, we had $59,247 in cash and cash equivalents compared to $247,751 at July 31, 2010.
Long-term investments net of temporary impairments totaled $2,982 as of April 30, 2011 and $5,327 as of July 31, 2010. These investments were comprised of auction rate securities, or ARS. In the nine months ended April 30, 2011, $2,600 of our ARS were redeemed at par. See Note 8 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of developments related to our investments in ARS.
Working capital at April 30, 2011 was $305,117 compared to $345,006 at July 31, 2010. We have no long-term debt. Capital expenditures of $28,825 for the nine months ended April 30, 2011 were made primarily for the purchase of land, building and building improvements and to replace machinery and equipment used in the ordinary course of business.
The Company anticipates additional capital expenditures in fiscal 2011 of approximately $8,000. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery and equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.
Operating Activities
Net cash used in operating activities for the nine months ended April 30, 2011 was $49,787 as compared to $1,186 for the nine months ended April 30, 2010. The combination of net income and non-cash items (primarily depreciation, amortization, trademark impairment and gain on involuntary conversion of assets) provided $90,707 of operating cash compared to $74,804 in the prior year period. However, this cash inflow of $90,707 was more than offset by the increase in inventories and accounts receivable and by tax payments made in the nine month period ended April 30, 2011.
Investing Activities
Net cash used in investing activities of $123,536 for the nine months ended April 30, 2011 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of $28,825. During the nine months ended April 30, 2010, net cash provided by investing activities of $14,100 was primarily due to ARS redemptions of $44,200 at par and $4,958 of proceeds from the disposition of assets, offset by the issuance of a $10,000 note receivable, $19,756 used to acquire SJC, and $8,210 of capital spending, $4,008 of which was for the purchase of land and buildings to expand our towable operations in Oregon.
Financing Activities
Net cash used in financing activities of $15,181 for the nine months ended April 30, 2011 primarily represented dividend payments. The Company increased its regular quarterly dividend of $0.07 per share to $0.10 per share starting in October 2010. During the nine months ended April 30, 2010, net cash used in financing activities of $154,210 was related to the repurchase of 3,980,000 shares of common stock of the Company for $115,420 and for dividend payments.

See Note 7 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transaction. The Company paid a regular quarterly $0.07 per share dividend in each of the first three quarters of fiscal 2010 and a special $0.50 per share dividend in October 2009, the combination of which totaled $38,806.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of April 30, 2011, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.
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
Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends ASC 810 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. The amendments to ASC 810 are effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments effective August 1, 2010. The adoption of the amendments did not have any impact on our financial statements.
In July 2010, the FASB issued Accounting Standards Update, or “ASU”, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing of receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures became effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The Company has included applicable disclosures within Note 14 to the Condensed Consolidated Financial Statements contained elsewhere in this report.
Forward Looking Statements
This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, additional issues that may arise in connection with the review by the independent consultant required under our recent settlement with the Securities and Exchange Commission, fuel prices, fuel availability, lower consumer confidence, interest rate increases, restrictive lending practices, increased material and component costs, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2010 and Part II, Item 1A of this report. We disclaim any obligation or undertaking to disseminate any updates or revisions to any change in expectation of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based except as required by law.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, each of our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosures.
During the three months ended April 30, 2011, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. LEGAL PROCEEDINGS
In addition to the matters described below, we are involved in certain litigation arising out of our operations in the normal course of our business, most of which is based upon state “lemon laws,” warranty claims, other claims and accidents (for which we carry insurance above a specified self-insured retention or deductible amount). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to the litigation arising out of our operations in the normal course of business, including the pending litigation described below, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
SEC Matter
The Company has been subject to an SEC review since 2007 regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company has reached an agreement with the SEC resolving this matter. The settlement was approved by the U.S. District Court for the District of Columbia and a final judgment incorporating its terms was entered on May 23, 2011. The Company cooperated fully with the SEC in the resolution of this matter.
Under the terms of the settlement, the Company has consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a final judgment of the Court ordering the Company to comply with the Cease and Desist Order issued by the SEC on October 18, 1999, enjoining the Company from violating the books and records and internal control provisions of the federal securities laws and regulations thereunder, imposing a civil cash penalty of $1 million  and requiring the Company to hire an independent consultant not unacceptable to the SEC staff. As of April 30, 2011, the $1 million civil cash penalty, which was previously provided for, was held in an escrow account and classified as Restricted cash on the Condensed Consolidated Balance Sheets. Subsequent to the entry of a final judgment by the Court approving the settlement on May 23, 2011, the escrow agent released the funds to the SEC. The independent consultant will review and evaluate certain specified aspects of internal accounting controls over financial reporting and record-keeping policies and procedures at each of the Company’s operating subsidiaries and will issue a report with recommendations for necessary improvements or enhancements that the Company should adopt going forward. The Company has retained an independent consultant and it is anticipated that the independent consultant’s report will be completed on or before September 7, 2011.
FEMA Litigation
Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas, and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in the late summer of 2005. The complaints generally alleged that Gulf Coast residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The residents alleged various damages from exposure, including health problems and emotional distress. Most of the initial cases were filed as class action suits. Because of the number of suits, the federal Judicial Panel of Multi-District Litigation (known as the MDL panel) transferred the suits to the United States District Court for the Eastern District of Louisiana (New Orleans). The Court denied class certification in December 2008, and consequently, the cases are now being administered as a mass joinder of claims. There are over 5,000 suits currently pending in the MDL. The number of cases currently pending against the Company is approximately 745. Many of these lawsuits involve multiple plaintiffs, each of whom have brought claims against the Company. Due to the sheer size of the litigation, beginning in September 2009, the Court began hearing both bellwether jury trials and bellwether summary jury trials. The summary jury trial process is an alternative dispute resolution method which is non-binding and confidential. The Company has participated in one confidential summary jury trial. Settlements have been reached with a few of the trailer manufacturers and a group of the manufactured housing defendants. The Company continues to strongly dispute the allegations and continues to vigorously defend the complaints.

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
If we cannot successfully integrate the operations of Heartland with our existing operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:
•	demands on management related to the increase in our size after the Heartland acquisition;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	difficulties in the assimilation and retention of employees;
•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies; and
•	expenses of any undisclosed or potential legal liabilities.
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
We have been subject to an SEC review since 2007 regarding the facts and circumstances giving rise to the restatement of our previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and our financial statements as of and for the three months ended October 31, 2006 and related matters. We reached an agreement with the SEC resolving this matter. The settlement was approved by the U.S. District Court for the District of Columbia and a final judgment incorporating its terms was entered on May 23, 2011. We cooperated fully with the SEC in the resolution of this matter.
Under the terms of the settlement, we have consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a final judgment of the Court ordering us to comply with the Cease and Desist Order issued by the SEC on October 18, 1999, enjoining us from violating the books and records and internal control provisions of the federal securities laws and regulations thereunder, imposing a civil cash penalty of $1 million and requiring us to hire an independent consultant not unacceptable to the SEC staff.

The independent consultant will review and evaluate certain specified aspects of internal accounting controls over financial reporting and record-keeping policies and procedures at each of our operating subsidiaries and will issue a report with recommendations for necessary improvements or enhancements that we should adopt going forward. We have retained an independent consultant and it is anticipated that the independent consultant’s report will be completed on or before September 7, 2011.
The independent consultant’s report could include recommendations for improvements or enhancements that may be costly to implement. In addition, the report could also raise issues with respect to our internal controls and record-keeping that may require remediation.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, FreedomRoads, LLC and the other parties thereto.

10.2	Form of Stock Option Agreement under the Thor Industries, Inc. 2010 Equity and Incentive Plan.

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.
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

THOR INDUSTRIES, INC. (Registrant)
DATE: June 8, 2011	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President and Chief Executive Officer

DATE: June 8, 2011	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer and Chief Financial Officer