Form 10-K
period 2011-07-31
THOR INDUSTRIES INC
filed 2011-09-28
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011, Commission File Number 1-9235

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

419 West Pike Street, Jackson Center, Ohio	45334-0629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 596-6849

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock (par value $.10 per share)	New York Stock Exchange

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

Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2011 was $1,369,969,879 based on the closing price of the registrant’s common shares on January 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2010 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 15, 2011 was 54,840,010.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

ITEM 1. BUSINESS

General Development of Business

Our company was founded in 1980 and manufactures and sells a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 419 West Pike Street, Jackson Center, Ohio 45334 and our telephone number is (937) 596-6849. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

Our principal recreation vehicle operating subsidiaries are Airstream, Inc. (Airstream), CrossRoads RV (CrossRoads), Dutchmen Manufacturing, Inc. (Dutchmen), Thor Motor Coach, Inc. (TMC), Keystone RV Company (Keystone), and Heartland Recreational Vehicles, LLC (Heartland). Our principal bus operating subsidiaries are Champion Bus, Inc. (Champion), General Coach America, Inc., (General Coach), ElDorado National California, Inc. (ElDorado California), ElDorado National Kansas, Inc. (ElDorado Kansas), and Goshen Coach, Inc. (Goshen Coach).

On March 1, 2010, we acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 in future cash obligations for a total purchase price of $20,081. We believe that the ambulance business is a natural fit with our bus business and have included the operations of SJC in our Buses reportable segment.

On September 16, 2010, we acquired 100% of Towables Holdings, Inc., the parent company of Heartland Recreational Vehicles, LLC (“Heartland”) pursuant to a stock purchase agreement for $99,562 in cash, subject to adjustment, and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland continues as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations are included in our Towables reportable segment.

Effective September 8, 2010, the operations of Four Winds and Damon were combined to form Thor Motor Coach to optimize operations and garner cost efficiencies.

Effective January 1, 2011, the operations of Breckenridge and Komfort were transferred into Dutchmen to form a single operating entity. The combination of these operations is intended to reduce overall costs and align management teams.

Effective January 21, 2011, the operations of Goshen Coach and SJC were combined under one management team. This reorganization was made in an effort to reduce overall costs and align management teams. There were no changes to the associated legal entities of Goshen Coach, Inc. and SJC Industries, Corp. Subsequent to July 31, 2011, the operations of Goshen Coach and SJC were combined within one facility.

Recreation Vehicles

We believe that we are the largest unit and revenue manufacturer of recreation vehicles (“RVs”) in North America based on retail statistics published by Statistical Surveys, Inc. and publicly reported results.

Airstream

Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade name Airstream. Airstream vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream, responding to the demands of the market for a lighter, lower-cost product, also manufactures and sells the Airstream International, Classic Limited, Sport, Flying Cloud and Eddie Bauer travel trailers. Airstream also sells the Interstate and Avenue Class B motorhomes.

CrossRoads

Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under the trade names Cruiser, Rushmore, Zinger and Sunset Trail, luxury fifth wheels under the trade name Redwood and park trailers under the trade name Hampton.

Dutchmen

Our Dutchmen subsidiary manufactures and sells conventional travel trailers, fifth wheels and park models primarily under the trade names Dutchmen, Aero, Kodiak, Grand Junction, Denali, Komfort, Voltage and Trailblazer.

Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under tradenames such as Four Winds, Hurricane, Windsport, Chateau, Serrano, Daybreak, Challenger, Astoria, Avanti, Tuscany, Outlaw and A.C.E.

Keystone

Our Keystone subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hornet, Sprinter, Outback, Laredo, Alpine, Mountaineer, Avalanche, Raptor, Passport and Cougar.

Heartland

Our Heartland subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as North Trail, Bighorn, Sundance, North Country, Elk Ridge and Prowler.

Buses

We believe that our bus segment is the largest manufacturer of small and mid-size transit and commercial buses in North America (those up to 35 feet) based on statistics published by the Mid-Size Bus Manufacturers Association. We also build 40-foot buses for transit and airport shuttle use. Additionally, through our Goshen Coach/SJC operations, we manufacture and sell ambulances.

ElDorado National

ElDorado National, comprised of our ElDorado Kansas and ElDorado California subsidiaries, manufactures and sells buses and mobility vans for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations and other uses. ElDorado National manufactures and sells buses under trade names such as Aerolite, AeroElite, Aerotech, Escort, MST, Transmark, EZ Rider and Axess, its 40 foot bus.

Champion Bus

Champion manufactures and sells small and mid-size buses under trade names such as Challenger, Defender, CTS-RE and Crusader.

General Coach

General Coach manufactures and sells small and mid-size buses under trade names such as American Crusader, American Coach, and EZ Trans.

Goshen Coach

Effective January 21, 2011, the operations of Goshen Coach and SJC were combined under one management team. Goshen Coach manufactures and sells small and mid-size buses under trade names such as GC II and Pacer. SJC manufactures and sells ambulances under trade names such as McCoy Miller and Marque.

Product Line Sales and Segment Information

We have three reportable segments: 1) towable recreation vehicles, 2) motorized recreation vehicles and 3) buses. The towable recreation vehicles segment consists of product lines from the following operating companies that have been aggregated: Airstream, CrossRoads, Dutchmen, Heartland (since its acquisition on September 16, 2010), and Keystone. The motorized recreation vehicles segment consists of product lines from the following operating companies that have been aggregated: Airstream and Thor Motor Coach.

The buses segment consists of the following operating companies that have been aggregated: Champion, General Coach, ElDorado California, ElDorado Kansas and Goshen Coach (including SJC, since its acquisition on March 1, 2010).

The table below sets forth the contribution of each of the Company’s segments to net sales in each of the last three fiscal years:

	2011 Amount	%	2010 Amount	%	2009 Amount	%
Recreation Vehicles:
Towables	$1,977,416	72	$1,556,591	68	$953,279	63
Motorized	363,026	13	291,958	13	161,727	10

Total Recreation Vehicles	2,340,442	85	1,848,549	81	1,115,006	73
Buses	415,066	15	428,008	19	406,890	27

Total Net Sales	$2,755,508	100	$2,276,557	100	$1,521,896	100

Recreation Vehicles

Overview

We manufacture and sell a wide variety of recreation vehicles throughout the United States and Canada, as well as related parts and accessories. Recreation vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (“RVIA”) and park model classifications are based upon standards established by the Recreation Park Trailer Industry Association (“RPTIA”). The principal types of recreation vehicles that we produce include conventional travel trailers, fifth wheels, Class A, Class C and Class B motorhomes and park models.

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

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Workhorse Custom Chassis, Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are built on a Ford, General Motors or Mercedes Benz small truck or van chassis which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for short periods of time.

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

Our relationship with our chassis suppliers is similar to our other vendor relationships in that no long-term contractual commitments are engaged in by either party. Historically, Ford and General Motors resort to an industry-wide allocation system during periods when supply is restricted. These allocations would be based on the volume of chassis previously purchased. Sales of motorhomes and small buses rely on these chassis and are affected accordingly.

We do not expect the current condition of the U.S. auto industry to have a significant impact on our supply of motorhome chassis. Supply of chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly deteriorates, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Generally, all of our operating subsidiaries introduce new or improved lines or models of recreation vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering improvements.

Seasonality

Since recreation vehicles are used primarily by vacationers and campers, our recreation vehicle sales are seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, recreation vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2011, there were approximately 1,500 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers we work with provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are more likely to be competing against competitors’ products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.

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

In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, credit worthiness, reputation, experience and ability to provide service. Many of our dealers carry the recreation vehicle lines of one or more of our competitors. Generally, each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review.

During fiscal 2011, 2010 and 2009, one of our dealers, FreedomRoads, LLC, accounted for 14%, 18% and 15% of our consolidated recreation vehicle net sales and 12%, 15% and 11% of our consolidated net sales, respectively. In January 2009, we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan matures on January 15, 2014 and the second loan matures on June 30, 2012. In addition, in December 2009, we entered into a credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “Third Loan Borrowers”), pursuant to which we made a $10,000 loan to the Third Loan Borrowers that matures on December 22, 2014. The Borrowers and the Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC.

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

The losses incurred due to repurchase were approximately $853, $1,336 and $5,261 in fiscal 2011, 2010 and 2009, respectively.

The decrease in losses resulted from the significant recovery in fiscal 2010 and fiscal 2011 from the more difficult market for the recreation vehicle business in fiscal 2009. We increased our reserve for repurchase and guarantees at July 31, 2011 to $3,479 from $3,312 at July 31, 2010 to account for our increased repurchase exposure due to our increase in sales.

Joint Venture

In March 1996, our Company and Cruise America, Inc. formed a 50/50 owned joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2011, we were contingently liable for repurchase obligations of CAT inventory in the amount of $1,017. Losses on the repurchase of units are shared equally with our joint venture partner. Our total investment in this joint venture at July 31, 2011 is $2,741.

Backlog

As of July 31, 2011, the backlog for towable and motorized recreation vehicle orders was $187,946 and $39,427, respectively, compared to $195,788 and $65,528, respectively, at July 31, 2010. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is relatively short. The existing backlog of towable and motorized recreation vehicles is expected to be filled in fiscal 2012.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Product Warranties

We generally provide retail purchasers of our recreation vehicles with a one-year limited warranty against defects in materials and workmanship and a standard two-year limited warranty on certain major components separately warranted by the suppliers of these components. The chassis and engines of our motorhomes are warranted for three years or 36,000 miles by their manufacturers.

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

Production

Our bus production facilities in Salina, Kansas; Riverside, California; Imlay City, Michigan and Elkhart, Indiana are designed to provide efficient assembly line manufacturing of our buses. The vehicles are produced according to specific orders which are normally obtained by dealers.

Some of the chassis, all of the engines and auxiliary units, and some of the seating and other components used in the production of our small and mid-size buses are purchased in finished form. Our Riverside, California facility assembles chassis for our rear engine buses from industry standard components and assembles these buses directly on the chassis.

The principal raw materials used in the manufacturing of our buses are fiberglass, steel, aluminum, plywood and plastic. We purchase most of the raw materials and components from numerous suppliers. We purchase most of our bus chassis from Ford, Navistar, Mercedes Benz and General Motors and engines from Cummins. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations.

We do not expect the current condition of the U.S. auto industry to have a significant impact on our supply of bus chassis. Supply of bus chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly deteriorates, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Marketing and Distribution

We market our small and mid-size buses through a network of approximately 75 independent dealers in the United States and Canada. We select dealers using criteria similar to those used in selecting recreation vehicle dealers.

During fiscal 2011, one of our dealers accounted for 17% of the Company’s consolidated bus net sales. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies, hotel chains and transit authorities. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.

Terms of sale are typically cash on delivery or through national floor plan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.

Backlog

As of July 31, 2011, the backlog for bus orders was $204,217, compared to $227,414 at July 31, 2010. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in fiscal 2012.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the customer, may be an indicator of our revenues in the near term.

Product Warranties

We generally provide retail purchasers of our buses with a limited warranty for one year or 12,000 miles against defects in materials and workmanship, excluding only certain specified components which are separately warranted by suppliers. We provide body structure warranty on buses ranging from 2 years or 50,000 miles to 5 years or 75,000 miles. The chassis and engines of our small buses are warranted for 3 years or 36,000 miles by their manufacturers. The chassis and engines of our mid-size buses are warranted for 2 years and unlimited miles by their manufacturers.

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

Competition

Recreation Vehicles

The recreation vehicle industry is generally characterized by ease of entry, although the codes, standards and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. There are approximately 70 RV manufacturers in the U.S. and Canada.

Our primary competitors within the towables segment include Forest River, Inc. and Jayco, Inc. while our primary competitors within the motorized segment are Winnebago Industries, Inc. and Forest River, Inc. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue. According to Statistical Surveys, Inc., for the seven months ending July 31, 2011 our U.S. market share for travel trailers and fifth wheels was 39% and our U.S. market share for motorhomes was 22%.

Small and Mid-Size Buses

Our competitors offer lines of buses which compete with all of our products. Price, quality and delivery are the primary competitive factors. There are approximately 15 North American bus manufacturers with which we compete. Our primary competitors within the bus segment are Forest River, Inc. and Supreme Industries, Inc. As with recreation vehicles, we believe that the quality, design and price of our small and mid-size buses, the warranty coverage and service that we provide and the loyalty of our customers allow us to compete favorably with similar products of our competitors. We estimate that we have a 38% market share of the U.S. and Canadian small and mid-size bus market, according to the Mid-Size Bus Manufacturers Association.

Trademarks and Patents

We have registered United States and Canadian trademarks or licenses carrying the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses for the conduct of our business.

Employee Relations

At July 31, 2011, we had approximately 8,250 full-time employees in the United States of which 985 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information About Foreign and Domestic Operations and Export Sales

Sales from our Canadian operations (Citair) and export sales to Canada from our U.S. operations amounted to approximately 0% and 16.1% in fiscal 2011, 0.4% and 16.0% in fiscal 2010, and 0.9% and 15.6% in fiscal 2009, respectively, of our total net sales to unaffiliated customers. The Citair operations were sold on April 30, 2010. Export sales to Canada from our U.S. operations were $444,364, $364,105 and $237,584 in fiscal 2011, 2010 and 2009, respectively.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, fuel prices, fuel availability, lower consumer confidence and the level of discretionary consumer spending, interest rate increases, restrictive lending practices, increased material and component costs, recent management changes, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in ITEM 1A. RISK FACTORS below. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, http://www.thorindustries.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information that is filed electronically with the SEC. The website can be accessed at http://www.sec.gov.

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

The recreation vehicle and bus industries that we are currently engaged in are highly competitive and we have numerous existing and potential competitors. The recreation vehicle industry is generally characterized by ease of entry, although the codes, standards and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. Competition in these industries is based upon price, design, value, quality and service. Competitive pressures, especially in the recreation vehicle market for travel trailers and motorhomes, have, from time to time, resulted in a reduction of our profit margins. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or small or mid-size buses or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

The industries in which we operate are cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results. Consequently, the results for any prior period may not be indicative of results for any future period.

Our businesses may be affected by certain external factors beyond our control.

Companies within the recreation vehicle and bus industries are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income generally, demographic changes and political changes. Specific factors affecting the recreation vehicle and bus industries include:

—	overall consumer confidence and the level of discretionary consumer spending;

—	inventory levels, including the level of retail sales by our dealers;

—	general economic conditions;

—	demographics, such as the retirement of “baby boomers”;

—	interest rates and the availability of credit;

—	employment trends;

—	industry demand;

—	public policy and government appropriation involving mass transit; and

—	increases in raw material costs.

The loss of one or more of our significant dealers could have a significant effect on our business.

One dealer accounted for an aggregate of 17% of our consolidated bus sales for fiscal year 2011. The loss of this dealer could have a significant effect on our bus business. Another dealer, FreedomRoads, LLC, accounted for 14% of our consolidated recreation vehicle net sales and 12% of our consolidated net sales for fiscal 2011. The loss of this dealer could have a significant adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

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

Approximately 58% of our bus sales for fiscal year 2011 were derived from contracts with state and local transportation authorities, in most cases with partial funding from federal agencies. There can be no assurance that these authorities will not reduce their expenditures for our buses in the future as a result of budgetary constraints, decreased tax revenues or otherwise. A reduction in the purchase of our buses by these authorities could have an adverse effect on our business and results of operations.

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

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, two of the major financial flooring institutions held 90% of our portion of our dealers total floored dollars outstanding at July 31, 2011, reflecting the reduction in available lending sources. Substantial increases in interest rates and decreases in the general availability of credit have also had an adverse impact upon our business and results of operations in the past and may continue to do so in the future. In particular, credit availability may have a significant impact on our business.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

We cannot be certain that historical consumer preferences for our products in general, and recreation vehicles in particular, will remain unchanged. We believe that the introduction of new features, designs and models will be critical to the future success of our recreation vehicle operations. Delays in the introduction or market acceptance of new models, designs or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, there can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

If the frequency and size of product liability and other claims against us rises, our business, results of operations and financial condition may be harmed.

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including wrongful death, personal injury and warranties, and including, without limitation, the FEMA Trailer Formaldehyde Litigation described in ITEM 3. LEGAL PROCEEDINGS. We generally self-insure our product liability and other claims and also purchase product liability and other insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence.

Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

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

Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of chassis for our motorhomes and buses, where Ford Motor Company and General Motors are the dominant suppliers. The recreation vehicle industry as a whole has, from time to time, experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreation vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motorhome or bus chassis, or if, as a group, all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of Ford Motor Company, General Motors or other chassis suppliers, could have a material adverse effect on our sales. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either our Company or the chassis supplier. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

We do not expect the current condition of the U.S. auto industry to have a significant impact on our supply of chassis. Supply of chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry significantly deteriorates, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

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

Failure to comply with any of the foregoing laws or regulations could have an adverse impact on our business. Additionally, amendments to these regulations and the implementation of new regulations could increase the cost of manufacturing, purchasing, operating or selling our products and therefore could have an adverse impact on our business.

We cannot assure you that recent acquisitions will be successfully integrated by us.

If we cannot successfully integrate the operations of recently acquired businesses with our existing operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

—	demands on management related to the increase in our size after we acquire a new business;

—	the diversion of management’s attention from the management of daily operations to the integration of operations;

—	difficulties in the assimilation and retention of employees;

—

difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies; and

—	expenses of any undisclosed or potential legal liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and/or an acquired business had achieved or might achieve separately. The growth of recently acquired businesses could occur at the expense of our other companies. Successful integration of recently acquired businesses will depend on our ability to manage their operations, realize opportunities for revenue growth presented by strengthened product offerings and to eliminate redundant and excess costs.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangibles that are amortized and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge will adversely affect our operating results and financial condition.

Our operations are dependent upon the services of key individuals, the loss of whom could materially harm us.

We rely upon the knowledge, experience and skills of our employees to compete effectively in our businesses and manage our operations. In addition, our future success will depend on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel. The loss of key employees or the failure to attract or retain employees could have a material adverse effect on us. If we are unable to attract and retain qualified employees, our operations could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease approximately 6,195,000 square feet of manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2011:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream)	Owned	9	299,000
Oliver, B.C., Canada (Citair) (1)	Owned	1	55,000
Middlebury, IN (Dutchmen)	Owned	1	90,000
Burley, ID (Dutchmen)	Owned	5	162,000
Goshen, IN (Dutchmen)	Owned	7	387,000
Bristol, IN (Dutchmen) (1)	Owned	1	54,000
Syracuse, IN (Dutchmen)	Owned	1	50,000
Clackamas, OR (Dutchmen)	Owned	1	107,000
Nappanee, IN (Dutchmen)	Owned	2	144,000
Elkhart, IN (Thor Motor Coach)	Owned	9	710,000
Elkhart, IN (Thor Motor Coach) (2)	Leased	1	23,000
Elkhart, IN (Thor Motor Coach) (3)	Leased	2	26,000
Topeka, IN (CrossRoads)	Owned	5	250,000
Syracuse, IN (CrossRoads)	Owned	1	105,000
Elkhart, IN (Heartland)	Owned	7	485,000
Elkhart, IN (Heartland)	Leased	7	394,000
Goshen, IN (Keystone)	Owned	17	1,468,000
Goshen, IN (Keystone) (4)	Leased	1	31,000
Pendleton, OR (Keystone)	Owned	7	404,000
Buses:
Salina, KS (ElDorado Kansas)	Owned	2	255,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, Michigan (Champion) (General Coach)	Owned	5	186,000
Elkhart, IN (Goshen Coach)	Owned	3	161,000
Elkhart, IN (SJC Industries, Inc.)	Owned	2	122,000

Total		98	6,195,000

(1)  These locations are vacant and have been placed on the market.

(2)  This location is occupied under a net lease expiring in 2014 with an option to purchase the building.

(3)  These locations are under net leases expiring in 2013. Locations are currently vacant and are on the market for sub-leasing.

(4)  This location is occupied under a net lease expiring in 2012.

ITEM 3. LEGAL PROCEEDINGS

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims, other claims and accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material adverse affect on the Company’s financial condition or operating results, except that an adverse outcome in a significant litigation matter, including the matters disclosed herein, could have a material adverse effect on the operating results of a particular reporting period.

SEC Matter

The Company was subject to an SEC review since 2007 regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company reached an agreement with the SEC resolving this matter. The settlement was approved by the U.S. District Court for the District of Columbia and a final judgment incorporating its terms was entered on May 23, 2011. The Company cooperated fully with the SEC in the resolution of this matter.

Under the terms of the settlement, the Company consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a final judgment of the Court ordering the Company to comply with the Cease and Desist Order issued by the SEC on October 18, 1999 enjoining the Company from violating the books and records and internal control provisions of the federal securities laws and regulations thereunder, imposing a civil cash penalty of $1,000 and requiring the Company to hire an independent consultant not unacceptable to the SEC staff. The $1,000 civil cash penalty, which was previously provided for, has been remitted to the SEC. As of August 30, 2011, the independent consultant completed its review and evaluation of internal accounting controls and record-keeping policies with respect to certain specified areas as defined in the judgment and issued a report. The report did not recommend any material improvements or enhancements to the Company’s existing system of internal accounting controls in relation to the specified areas that would, when taken together with the Company’s existing internal accounting controls, be necessary to provide reasonable assurance that the Company is in compliance with the books and records and internal control provisions of the Securities Exchange Act of 1934.

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally allege that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs allege various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) has the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings. The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases are now being administered as a mass joinder of claims. There are approximately 4,100 suits currently pending in the MDL Court.

The number of cases currently pending against the Company is approximately 550. Many of these lawsuits involve multiple plaintiffs, each of whom have brought claims against the Company. A number of cases against the Company have been dismissed for various reasons, including duplicative and unmatched lawsuits and failure of plaintiffs to appear or prosecute their claims. In the event a case does not settle or is not dismissed during the MDL proceeding, it is remanded back to the original court for disposition or trial. In September 2009, the MDL Court commenced hearing both bellwether jury trials and bellwether summary jury trials. The summary jury trial process is an alternative dispute resolution method which is non-binding and confidential. The Company has participated in one confidential summary jury trial.

Currently, it is unknown how many plaintiffs’ claims against the Company will proceed in the MDL Court and how many claims will be dismissed. It is also unknown how many plaintiffs will continue to litigate if their case is dismissed without prejudice or remanded back to their court of origin. In July 2011, the MDL Court issued Corrected Pretrial Order No. 88 governing the plaintiff fact sheet deficiency process, the purpose of which, as explained in Pretrial Order 86, is to provide defendants with the necessary information to evaluate claims for global settlement. Pursuant to Corrected Pretrial Order No. 88, defendants have identified deficiencies in the plaintiffs’ fact sheets required to be completed by each plaintiff. Defendants, including the Company, have identified thousands of deficiencies and provided deficiency notices to plaintiffs’ counsel. If a plaintiff fails to cure material deficiencies in his or her fact sheet, the defendants are authorized to file for dismissal of such claim. At this time, the Company is unable to provide a reasonable estimate for the range of loss in the event of an adverse outcome, beyond amounts accrued as of July 31, 2011, because the number of plaintiffs is undetermined and at this stage of the proceedings, evidence of potential damages for each plaintiff has not been introduced.

A group of mobile and manufactured home defendants have agreed to pay $2,625 to settle certain claims that plaintiffs have allegedly been sickened by levels of formaldehyde in the manufactured homes. We understand that settlements have been reached with at least two of the trailer manufacturers, but the terms have not been publicly disclosed.

While the Company may consider pursuing settlement of the matter given the uncertainty of litigation and the cost of defending each individual case if the MDL proceeding ends and the MDL Court remands the individual cases back to their courts of origin, it is uncertain whether the parties can agree upon a mutually acceptable resolution of the litigation. The Company strongly disputes the allegations and continues to vigorously defend the lawsuits.

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff have appealed the trial court’s rulings on the two claims. The Flanigan defendants have entered into a settlement with the plaintiff. Trial is scheduled for 2012, and Damon continues to vigorously defend itself against the asserted claims.

ITEM  4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$35.50	$22.50	$32.98	$23.90
Second Quarter	37.45	29.15	33.87	26.05
Third Quarter	39.12	29.31	36.85	30.00
Fourth Quarter	33.79	24.22	36.47	20.74

Holders

As of September 15, 2011, the number of holders of record of the Common Stock was 135.

Dividends

In fiscal 2011, we paid a $.10 per share dividend in each quarter. In fiscal 2010, we paid a $.07 per share dividend in each quarter. In addition, we paid a special $.50 per share dividend in our first quarter of fiscal 2010. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and any other factors which the Board of Directors may deem relevant. There are no limitations on the Company’s ability to pay dividends pursuant to any credit facility.

Equity Compensation Plan Information – see Item 12

Stock Price Performance Graph

The performance graph set forth below compares the cumulative total stockholder returns, for a five year period ended July 31, 2011, on the Common Stock of Thor Industries, Inc. (the “Company”) assuming that $100 is invested on July 31, 2006 and that all dividends are reinvested, against the cumulative total returns of the Standard and Poor’s S&P 500 composite stock price index (S&P 500) and a “peer group” of companies selected by the Company whose primary business is in the recreation vehicle industry.

Our peer group, selected from the Recreational Vehicle Stock Index based on comparable market capitalization combined with recommendations from senior management, is composed of Brunswick Corp. (“BC”), Drew Industries (“DW”), Polaris Industries (“PII”), and Winnebago Industries (“WGO”). We are also utilizing the S&P 500 as a benchmark against our performance. The Company cautions that stock price performance noted below should not be considered indicative of potential future stock price performance.

Comparison of Five-Year Cumulative Return

	Fiscal Year
	2006	2007	2008	2009	2010	2011
Thor Industries, Inc.	$100.00	$98.80	$49.94	$61.94	$73.94	$66.52
Peer Group	$100.00	$113.96	$79.21	$76.94	$118.47	$251.73
S&P 500 Composite Index	$100.00	$113.99	$99.27	$77.35	$86.29	$101.22

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2011	2010	2009	2008	2007
Income statement data:
Net sales	$2,755,508	$2,276,557	$1,521,896	$2,640,680	$2,856,308
Net income (1) (2) (3) (4) (5) (6) (7)	106,273	110,064	17,143	92,706	134,731
Earnings per common share (1) (2) (3) (4) (5) (6) (7)
Basic	1.92	2.08	0.31	1.67	2.42
Diluted	1.92	2.07	0.31	1.66	2.41
Dividends declared and paid per common share	0.40	0.78	0.28	2.28	1.28
Balance sheet data:
Total assets (1) (3) (4) (5)	$1,198,070	$964,073	$951,124	$996,562	$1,059,297

(1)	Selected financial data for 2011 includes non-cash trademark impairments of $2,036 and $1,430, respectively, for trademarks associated with subsidiaries in our motorized and bus segments.

(2)

Selected financial data for 2011 includes expenses of $6,333 attributable to legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of the SEC matter described elsewhere in this report.

(3)	Selected financial data for 2011 and 2010 includes gains on the involuntary conversion of assets of $9,417 and $7,593, respectively, related to the fiscal 2010 fire at a subsidiary in our bus segment.

(4)	Selected financial data for 2010 includes a non-cash trademark impairment of $500 for a trademark associated with a subsidiary in our towables segment.

(5)

Selected financial data for 2009 includes non-cash goodwill and trademark impairments of $9,717 and $564, respectively, for the goodwill and trademarks associated with subsidiaries in our motorized segment.

(6)

Selected financial data for 2008 includes a non-cash goodwill impairment of $7,535 for the goodwill associated with a subsidiary within our motorized segment, an impairment of $1,962 to adjust certain properties to fair market value and provisions of $5,411 recorded in connection with the sale of our Thor California travel trailer and fifth wheel business.

(7)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in ITEM 8 of this Report.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs and a major manufacturer of commercial buses in North America. Our U.S. market share in the travel trailer and fifth wheel segment of the towables industry is approximately 39%. In the motorized segment of the industry we have a U.S. market share of approximately 22%. Our U.S. and Canadian market share in small and mid-size buses is approximately 38%. We also manufacture and sell 40 foot buses at our facility in Southern California and manufacture and sell ambulances at our Goshen Coach facility in Elkhart, Indiana.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital acquisitions of $33,698 in fiscal 2011 were made primarily to purchase land and buildings to expand our towable and bus operations, replace buildings and equipment at our Champion facility that were destroyed by a fire and replace machinery and equipment used in the ordinary course of business.

Our business model includes decentralized operating units and we compensate operating management primarily with cash based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, purchasing, insurance, legal, human resources, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not finance dealers directly, but do provide repurchase agreements to the dealers’ floor plan lenders.

Recent Significant Events

On September 16, 2010, we acquired 100% of Towables Holdings, Inc., the parent company of Heartland Recreational Vehicles, LLC (“Heartland”), pursuant to a stock purchase agreement. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland continues as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations are included in our towables reportable segment.

On March 1, 2010, we acquired SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana. We have included the operations of SJC in our buses reportable segment because we believe the ambulance business is a natural fit with our bus business.

SJC has similar economic characteristics to our bus businesses and the nature of products, production processes, types of customers, distribution channels and regulatory environment are also similar to those for our bus businesses. Effective January 21, 2011, the operations of SJC were combined with Goshen Coach under one management team. Subsequent to July 31, 2011, the operations of Goshen Coach and SJC were combined within one facility.

Industry Outlook

After two years of declining wholesale shipments, industry conditions in the RV market substantially improved in calendar 2010, with total RV wholesale shipments up 48.1% for the 12 months ended December 31, 2010, according to the Recreation Vehicle Industry Association (“RVIA”). The large increase in shipments in calendar 2010 was attributable to a number of forces in the market including: RV dealers’ restocking of depleted lot inventories, improved floor plan financing availability to RV dealers and improved retail sales to consumers.

Key wholesale statistics for the RV industry, as reported by RVIA (rounded to nearest hundred) are as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year
	2010	2009	Increase (Decrease)	Change
Towables
Units (1)	199,200	138,300	60,900	44.0%
Motorized
Units	25,200	13,200	12,000	90.9%

Total	224,400	151,500	72,900	48.1%

	U.S. and Canada Wholesale Shipments
	Calendar Year
	2009	2008	Increase (Decrease)	Change
Towables
Units (1)	138,300	185,100	(46,800)	(25.3)%
Motorized
Units	13,200	28,300	(15,100)	(53.4)%

Total	151,500	213,400	(61,900)	(29.0)%

  (1) Excluding Folding Camp Trailers and Truck Campers, which the Company does not manufacture.

For the seven month period ended July 31, 2011, wholesale RV shipments totaled 162,000 units, up 4% compared to the same period one year ago. Towable units shipped for the seven month period ended July 31, 2011 totaled 145,600 units, an increase of 5,200 units or 3.7% from the same period one year ago. Shipments of motorized units were 16,400 for the seven month period ended July 31, 2011, an increase of 6.5% from the prior year period.

According to the RVIA, 2011 calendar year wholesale shipments are forecast to total 247,500 units, a 2.1% increase over 2010. RVIA has also forecast that 2012 calendar year shipments will total 242,400 units, a 2.1% reduction from the expected 2011 wholesale shipments.

Given that dealer restocking appears to be completed, we believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc, are as follows:

	U.S. and Canada Retail Registrations
	Calendar Year
	2010	2009	Increase (Decrease)	Change
Towables
Units (1)	189,068	167,178	21,890	13.1%
Motorized
Units	24,006	22,150	1,856	8.4%

	U.S. and Canada Retail Registrations
	Calendar Year
	2009	2008	Increase (Decrease)	Change
Towables
Units (1)	167,178	229,792	(62,614)	(27.2%)
Motorized
Units	22,150	33,782	(11,632)	(34.4%)

(1) Excluding Camping Trailers, which the Company does not manufacture.

  Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

For the fiscal years ended July 31, 2011 and 2010, the Company’s wholesale RV shipments were as follows:

	Wholesale Shipments
	Fiscal Year
	2011	2010	Increase (Decrease)	Change
Towables
Units	81,234	69,804	11,430	16.4%
Motorized
Units	4,975	3,966	1,009	25.4%

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc., were as follows for calendar years 2010, 2009 and 2008:

	U.S. and Canada Retail Registrations
	Calendar Year
	2010	2009	Increase (Decrease)	Change
Towables
Units	67,126	52,224	14,902	28.5%
Motorized
Units	4,190	3,446	744	21.6%

	U.S. and Canada Retail Registrations
	Calendar Year
	2009	2008	Increase (Decrease)	Change
Towables
Units	52,224	68,105	(15,881)	(23.3)%
Motorized
Units	3,446	4,795	(1,349)	(28.1)%

Our outlook for future retail sales is tempered by current fuel prices, the continuing rate of unemployment, the current low level of consumer confidence and poor income growth of consumers as well as credit constraints, all of which could slow the pace of RV sales.

However, if consumer confidence improves, retail and wholesale credit remains available and interest rates remain low, we would expect to see an improvement in RV sales and expect to benefit from our ability to increase production. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.

Economic or industry-wide factors affecting our RV business include raw material costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. During fiscal 2011, we have incurred some modest increases in the cost of raw materials and components. Steel, aluminum and thermoplastic prices have increased and there continues to be upward price pressure on several other raw material inputs. Historically, we have been able to pass along such price increases to our customers. We implemented selling price increases in most of our product segments in early February 2011 to offset the increased input costs. Future increases in raw material costs would impact our profit margins negatively if we are unable to raise prices for our products by corresponding amounts.

Government entities are the primary purchasers or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel and rental car companies are also major users of our small and mid-size buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid-Size Bus Manufacturers Association, unit sales of small and mid-sized buses decreased 5.3% for the six months ended June 30, 2011 compared with the same period in 2010. Federal stimulus funds have helped the transit industry in the recent economic downturn, however that funding is ending and that has begun to have a negative effect on demand for our bus products. Ridership and municipal budgets are reduced and transit agencies’ operating costs have increased. This softening has slowed order input at some of our bus operations.

The supply of chassis, used in both motorized RV and bus production, is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry deteriorates, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

FISCAL 2011 VS. FISCAL 2010

	Fiscal 2011		Fiscal 2010		Change Amount	%
NET SALES
Recreation Vehicles
Towables	$1,977,416		$1,556,591		$420,825	27.0
Motorized	363,026		291,958		71,068	24.3

Total Recreation Vehicles	2,340,442		1,848,549		491,893	26.6
Buses	415,066		428,008		(12,942)	(3.0)

Total	$2,755,508		$2,276,557		$478,951	21.0

# OF UNITS
Recreation Vehicles
Towables	81,234		69,804		11,430	16.4
Motorized	4,975		3,966		1,009	25.4

Total Recreation Vehicles	86,209		73,770		12,439	16.9
Buses	6,248		6,025		223	3.7

Total	92,457		79,795		12,662	15.9

	Fiscal 2011	% of Segment Net Sales	Fiscal 2010	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$264,698	13.4	$235,858	15.2	$28,840	12.2
Motorized	34,238	9.4	26,628	9.1	7,610	28.6

Total Recreation Vehicles	298,936	12.8	262,486	14.2	36,450	13.9
Buses	34,199	8.2	44,600	10.4	(10,401)	(23.3)

Total	$333,135	12.1	$307,086	13.5	$26,049	8.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$109,005	5.5	$88,921	5.7	$20,084	22.6
Motorized	19,421	5.3	15,942	5.5	3,479	21.8

Total Recreation Vehicles	128,426	5.5	104,863	5.7	23,563	22.5
Buses	18,665	4.5	21,857	5.1	(3,192)	(14.6)
Corporate	33,767	–	20,687	–	13,080	63.2

Total	$180,858	6.6	$147,407	6.5	$33,451	22.7

INCOME (LOSS) BEFORE INCOME TAXES
Recreation Vehicles
Towables	$146,361	7.4	$145,604	9.4	$757	0.5
Motorized	12,777	3.5	10,628	3.6	2,149	20.2

Total Recreation Vehicles	159,138	6.8	156,232	8.5	2,906	1.9
Buses	21,951	5.3	29,904	7.0	(7,953)	(26.6)
Corporate	(28,462)	–	(14,743)	–	(13,719)	(93.1)

Total	$152,627	5.5	$171,393	7.5	$(18,766)	(10.9)

ORDER BACKLOG	As of July 31, 2011		As of July 31, 2010		Change Amount	%
Recreation Vehicles
Towables	$187,946		$195,788		$(7,842)	(4.0)
Motorized	39,427		65,528		(26,101)	(39.8)

Total Recreation Vehicles	227,373		261,316		(33,943)	(13.0)
Buses	204,217		227,414		(23,197)	(10.2)

Total	$431,590		$488,730		$(57,140)	(11.7)

CONSOLIDATED

Consolidated net sales and consolidated gross profit for fiscal 2011 increased 21.0% and 8.5%, respectively, compared to fiscal 2010. Heartland, acquired in fiscal 2011, accounted for $365,389 of the $478,951 increase in consolidated net sales. Selling, general and administrative expenses for fiscal 2011 increased 22.7% compared to fiscal 2010. Income before income taxes for fiscal 2011 decreased 10.9% compared to fiscal 2010. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs in selling, general and administrative expenses were $33,767 for fiscal 2011 compared to $20,687 for fiscal 2010. This increase of $13,080 includes an increase of $5,586 in legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of the SEC matter described elsewhere in this report. Costs related to our Corporate repurchase reserve required for vehicle repurchase commitments increased by $3,174 in fiscal 2011 as compared to fiscal 2010, primarily due to a non-recurring $3,024 favorable accrual adjustment in fiscal 2010 as compared to expense of $150 in fiscal 2011. In addition, stock option compensation expense increased $1,320, deferred compensation plan expense increased $1,199 and salary and bonus costs increased $1,289.

Corporate interest and other income was $5,305 in fiscal 2011 compared to $5,944 for fiscal 2010. The $639 decrease is primarily due to a decrease of $1,256 in interest income on our auction rate securities and cash and investments due to both cash and security balances being lower and a $235 reduction in interest on our notes receivable, also due to lower note balances in fiscal 2011. These decreases were partially offset by market appreciation income related to our deferred compensation plan assets.

The overall annual effective tax rate for fiscal 2011 was 30.4% on $152,627 of income before income taxes, compared to 35.8% on $171,393 of income before income taxes for fiscal 2010. The primary reasons for this decrease in rate were the favorable settlement of certain uncertain tax benefits, the retroactive reinstatement of the Federal research and development credit enacted on December 17, 2010, an overall reduction in the Company’s state blended tax rate and increased benefits related to income tax credits.

The changes in costs and price within our businesses due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreation Vehicles

Analysis of Change in Net Sales for Fiscal 2011 vs. Fiscal 2010

	Fiscal 2011	% of Segment Net Sales	Fiscal 2010	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$925,784	46.8	$799,249	51.3	$126,535	15.8
Fifth Wheels	1,030,722	52.1	727,167	46.7	303,555	41.7
Other	20,910	1.1	30,175	2.0	(9,265)	(30.7)

Total Towables	$1,977,416	100.0	$1,556,591	100.0	$420,825	27.0

	Fiscal 2011	% of Segment Shipments	Fiscal 2010	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	50,111	61.7	45,453	65.1	4,658	10.2
Fifth Wheels	30,445	37.5	23,421	33.6	7,024	30.0
Other	678	0.8	930	1.3	(252)	(27.1)

Total Towables	81,234	100.0	69,804	100.0	11,430	16.4

IMPACT OF CHANGE IN PRICE ON NET SALES:

% Increase/ (Decrease)
Towables
Travel Trailers	5.6%
Fifth Wheels	11.7%
Other	(3.6)%
Total Towables	10.6%

The increase in towable net sales of 27.0% resulted primarily from a 16.4% increase in unit shipments and a 10.6% increase in the impact of the change in the net price per unit. Heartland, acquired in fiscal 2011, accounted for $365,389 of the $420,825 increase in towable net sales and for 13,534 of the 11,430 increase in total towable unit sales. The overall industry increase in wholesale travel trailer and fifth wheel unit shipments for August 2010 through July 2011, as compared with the same period the prior year, was 5.3%, according to statistics published by the RVIA.

The impact of the change in net price per unit of total towables was an increase of 10.6%, which included increases in travel trailers of 5.6% and increases in fifth wheels of 11.7% in fiscal year 2011 as compared to fiscal year 2010. As the industry continued to stabilize in fiscal 2011, overall customer preference in the travel trailer and fifth wheel markets was toward higher priced units with additional features and upgrades compared to the same period from a year ago. This was partially offset by increased discounting, which effectively reduces the net sales price per unit. The “Other” market in our towable segment relates primarily to the park model industry, which has not fully recovered from the depressed market conditions of the past few years.

Cost of products sold increased $391,985 to $1,712,718, or 86.6% of towable net sales, for fiscal 2011 compared to $1,320,733, or 84.8% of towable net sales, for fiscal 2010. The change in material, labor, freight-out and warranty comprised $368,129 of the $391,985 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales increased to 80.7% from 78.8% from fiscal 2010 to 2011. This 1.9% increase as a percentage of towable net sales is due to an increase in discounting in fiscal 2011, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage to net sales. Product mix and material cost increases have also contributed to this percentage increase. Total manufacturing overhead increased $23,856 to $117,886 in fiscal 2011 compared to $94,030 in fiscal 2010.

Variable costs in manufacturing overhead increased $22,273 to $106,063 or 5.4% of towable net sales for fiscal 2011 compared to $83,790 or 5.4% of towable net sales for fiscal 2010 due to increased production. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $1,583 to $11,823 in fiscal 2011 from $10,240 in fiscal 2010 reflecting the expansion of our towables operations in fiscal 2011.

Towable gross profit increased $28,840 to $264,698, or 13.4% of towable net sales, for fiscal 2011 compared to $235,858, or 15.2% of towable net sales, for fiscal 2010. The increase in gross profit was due primarily to the 16.4% increase in unit sales volume, whereas the decrease in gross profit percentage was primarily due to the increased discounting percentage in fiscal 2011 and the increase in cost of products as a percentage of net sales noted above.

Selling, general and administrative expenses were $109,005, or 5.5% of towable net sales, for fiscal 2011 compared to $88,921, or 5.7% of towable net sales, for fiscal 2010. The primary reason for the $20,084 increase in selling, general and administrative expenses was increased towable net sales and income before income taxes, which caused related commissions, bonuses and other compensation to increase by $9,579. Sales related travel, advertising and promotion costs also increased $4,204 in correlation with the increase in sales. Litigation related costs also increased $5,289, primarily related to the FEMA Trailer Formaldehyde Litigation.

Towable income before income taxes decreased to 7.4% of towable net sales for fiscal 2011 from 9.4% of towable net sales for fiscal 2010. The primary factors for this decrease in percentage were the increases in the unit discounting percentage and cost of products sold as a percentage of net sales noted above.

Motorized Recreation Vehicles

  Analysis of Change in Net Sales for Fiscal 2011 vs. Fiscal 2010

	Fiscal 2011	% of Segment Net Sales	Fiscal 2010	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$219,345	60.4	$167,679	57.4	$51,666	30.8
Class C	121,640	33.5	110,745	37.9	10,895	9.8
Class B	22,041	6.1	13,534	4.7	8,507	62.9

Total Motorized	$363,026	100.0	$291,958	100.0	$71,068	24.3

	Fiscal 2011	% of Segment Shipments	Fiscal 2010	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,417	48.6	1,738	43.8	679	39.1
Class C	2,313	46.5	2,056	51.9	257	12.5
Class B	245	4.9	172	4.3	73	42.4

Total Motorized	4,975	100.0	3,966	100.0	1,009	25.4

IMPACT OF CHANGE IN PRICE ON NET SALES:
						% Increase/ (Decrease)
Motorized
Class A						(8.3)%
Class C						(2.7)%
Class B						20.5%
Total Motorized						(1.1)%

The increase in motorized net sales of 24.3% resulted primarily from a 25.4% increase in unit shipments and a 1.1% decrease in the impact of the change in net price per unit. The overall industry increase in wholesale unit shipments of motorhomes for the period August 2010 through July 2011, as compared with the same period the prior year, was 18.6% according to statistics published by the RVIA.

The overall impact of the change in the net price per unit of total motorized was a decrease of 1.1%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, customer preference was toward the lower to more moderately priced units compared to fiscal 2010. In addition, due to current competitor and dealer pressures, discounting in both product lines has increased as well, which also effectively lowers unit sales prices. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year, as certain lower priced products were no longer offered this year.

Cost of products sold increased $63,458 to $328,788, or 90.6% of motorized net sales, for fiscal 2011 compared to $265,330, or 90.9% of motorized net sales, for fiscal 2010. The change in material, labor, freight-out and warranty comprised $61,267 of the $63,458 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 85.0% from 84.7% from fiscal 2010 to 2011. This 0.3% increase as a percentage of motorized net sales is due to an increase in discounts in fiscal 2011, which therefore decreased net sales per unit and thereby increases the unit material costs as a percentage of motorized net sales. Total manufacturing overhead costs increased $2,191 to $20,306 in fiscal 2011 compared to $18,115 in fiscal 2010. Variable costs in manufacturing overhead increased $3,340 to $17,852, or 4.9% of motorized net sales, for fiscal 2011 compared to $14,512, or 5.0% of motorized net sales, for fiscal 2010. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $1,149 to $2,454 in fiscal 2011 from $3,603 in fiscal 2010.

Motorized gross profit increased $7,610 to $34,238, or 9.4% of motorized net sales, for fiscal 2011 compared to $26,628 or 9.1% of motorized net sales, for fiscal 2010. The increases in gross profit and gross profit percentage were due primarily to the 25.4% increase in unit sales volume and the cost reductions as a percentage of motorized sales noted above.

Selling, general and administrative expenses were $19,421, or 5.3% of motorized net sales, for fiscal 2011 compared to $15,942 or 5.5% of motorized net sales, for fiscal 2010. The increase of $3,479 is primarily due to the impact of the increase in motorized net sales and income before taxes, which increased related commissions, bonuses and other compensation costs by $4,184. Sales related travel, advertising and promotion costs also increased $733. These increases were partially offset by a $1,145 reduction in legal and settlement expenses.

Motorized income before income taxes was 3.5% of motorized net sales for fiscal 2011 and 3.6% of motorized net sales for fiscal 2010. This decrease reflects the favorable impact of the increase in unit sales being offset by the increased discounting percentage and the trademark impairment charge of $2,036 taken in the three month period ended October 31, 2010.

Buses

  Analysis of Change in Net Sales for Fiscal 2011 vs. Fiscal 2010

	Fiscal 2011	Fiscal 2010	Change	% Change

Net Sales	$ 415,066	$ 428,008	$ (12,942)	(3.0)
# of Units	6,248	6,025	223	3.7

Impact of Change in Price on Net Sales				(6.7)

The decrease in buses net sales of 3.0% resulted from a 3.7% increase in unit shipments and a 6.7% decrease from the impact of the change in net price per unit.

The 6.7% decrease in the impact of the change in net price per unit of buses is primarily due to a greater concentration of more moderately priced units in the current year, partially attributable to federal stimulus money not being as available as it was in the prior year. In addition, the current competitive pricing environment led to increased discounting, which effectively lowers unit sales prices.

Cost of products sold decreased $2,541 to $380,867, or 91.8% of buses net sales, for fiscal 2011 compared to $383,408, or 89.6% of buses net sales, for fiscal 2010. Material, labor, freight-out and warranty decreased $7,757 due to the sales decrease. Material, labor, freight-out and warranty as a combined percentage of buses net sales increased to 83.1% from 82.4% primarily due to increased warranty and labor costs. Total manufacturing overhead increased $5,216 to $36,111 in fiscal 2011 compared to $30,895 in fiscal 2010. Variable costs in manufacturing overhead increased $5,087 to $33,797, or 8.1% of buses net sales, for fiscal 2011 compared to $28,710, or 6.7% of buses net sales for fiscal 2010, primarily due to increased indirect labor and employee health insurance costs. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes, and depreciation increased $129 to $2,314 in fiscal 2011 from $2,185 in fiscal 2010.

Buses gross profit decreased $10,401 to $34,199, or 8.2% of buses net sales, for fiscal 2011 compared to $44,600, or 10.4% of buses net sales, for fiscal 2010. The decreases in gross profit and gross profit percentage resulted primarily from the decrease in net sales and the increase in cost of products sold as a percentage of net sales as discussed above.

Selling, general and administrative expenses were $18,665, or 4.5% of buses net sales, for fiscal 2011 compared to $21,857, or 5.1% of buses net sales, for fiscal 2010. The primary reason for the $3,192 decrease in selling, general and administrative expenses is a reduction in legal costs of $2,241, following the settlement of a large product liability claim in fiscal 2010. In addition, the reduction in income before income taxes in fiscal 2011 caused related bonuses to decrease by $1,316.

Buses income before income taxes decreased to 5.3% of buses net sales for fiscal 2011 from 7.0% of buses net sales for fiscal 2010. The percentage decrease of 1.7% was primarily due to the decrease in gross profit as a percentage of net sales noted above, and the trademark impairment charge of $1,430 taken in the three month period ended April 30, 2011. These decreases were partially offset by the favorable increase in the gain on involuntary conversion of $1,824 relating to the fire at our Champion/General Coach America bus north production facility in fiscal 2011 as compared to fiscal 2010.

FISCAL 2010 VS. FISCAL 2009

	Fiscal 2010		Fiscal 2009		Change Amount	%
NET SALES
Recreation Vehicles
Towables	$1,556,591		$953,279		$603,312	63.3
Motorized	291,958		161,727		130,231	80.5

Total Recreation Vehicles	1,848,549		1,115,006		733,543	65.8
Buses	428,008		406,890		21,118	5.2

Total	$2,276,557		$1,521,896		$754,661	49.6

# OF UNITS
Recreation Vehicles
Towables	69,804		43,300		26,504	61.2
Motorized	3,966		2,165		1,801	83.2

Total Recreation Vehicles	73,770		45,465		28,305	62.3
Buses	6,025		6,145		(120)	(2.0)

Total	79,795		51,610		28,185	54.6

	Fiscal 2010	% of Segment Net Sales	Fiscal 2009	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$235,858	15.2	$111,475	11.7	$124,383	111.6
Motorized	26,628	9.1	272	0.2	26,356	9,689.7

Total Recreation Vehicles	262,486	14.2	111,747	10.0	150,739	134.9
Buses	44,600	10.4	40,790	10.0	3,810	9.3

Total	$307,086	13.5	$152,537	10.0	$154,549	101.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$88,921	5.7	$64,441	6.8	$24,480	38.0
Motorized	15,942	5.5	19,695	12.2	(3,753)	(19.1)

Total Recreation Vehicles	104,863	5.7	84,136	7.5	20,727	24.6
Buses	21,857	5.1	22,782	5.6	(925)	(4.1)
Corporate	20,687	–	17,660	–	3,027	17.1

Total	$147,407	6.5	$124,578	8.2	$22,829	18.3

INCOME (LOSS) BEFORE INCOME TAXES
Recreation Vehicles
Towables	$145,604	9.4	$47,347	5.0	$98,257	207.5
Motorized	10,628	3.6	(29,728)	(18.4)	40,356	135.8

Total Recreation Vehicles	156,232	8.5	17,619	1.6	138,613	786.7
Buses	29,904	7.0	17,422	4.3	12,482	71.6
Corporate	(14,743)	–	(11,646)	–	(3,097)	(26.6)

Total	$171,393	7.5	$23,395	1.5	$147,998	632.6

ORDER BACKLOG	As of July 31, 2010		As of July 31, 2009		Change Amount	%
Recreation Vehicles
Towables	$195,788		$262,072		$(66,284)	(25.3)
Motorized	65,528		36,256		29,272	80.7

Total Recreation Vehicles	261,316		298,328		(37,012)	(12.4)
Buses	227,414		289,531		(62,117)	(21.5)

Total	$488,730		$587,859		$(99,129)	(16.9)

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

The changes in costs and price within our businesses due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreation Vehicles

Analysis of Change in Net Sales for Fiscal 2010 vs. Fiscal 2009

	Fiscal 2010	% of Segment Net Sales	Fiscal 2009	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$799,249	51.3	$489,637	51.3	$309,612	63.2
Fifth Wheels	727,167	46.7	425,826	44.7	301,341	70.8
Other	30,175	2.0	37,816	4.0	(7,641)	(20.2)

Total Towables	$1,556,591	100.0	$953,279	100.0	$603,312	63.3

	Fiscal 2010	% of Segment Shipments	Fiscal 2009	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	45,453	65.1	28,292	65.4	17,161	60.7
Fifth Wheels	23,421	33.6	13,823	31.9	9,598	69.4
Other	930	1.3	1,185	2.7	(255)	(21.5)

Total Towables	69,804	100.0	43,300	100.0	26,504	61.2

IMPACT OF CHANGE IN PRICE ON NET SALES:
						% Increase/ (Decrease)
Towables
Travel Trailers						2.5%
Fifth Wheels						1.4%
Other						1.3%
Total Towables						2.1%

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

Selling, general and administrative expenses were $88,921, or 5.7% of towable net sales, for fiscal 2010 compared to $64,441, or 6.8% of towable net sales, for fiscal 2009. The primary reason for the $24,480 increase in selling, general and administrative expenses was increased towable net sales and income before income taxes, which caused related commissions, bonuses and other compensation to increase by $25,078. Other compensation also increased $1,781 for costs recognized related to the closure of General Coach, Oliver, British Columbia in fiscal 2010. These increases were partially offset by a decrease of $1,932 in vehicle repurchase losses as a result of the improvement in the industry in fiscal 2010.

Towable income before income taxes increased to 9.4% of towable net sales for fiscal 2010 from 5.0% of towable net sales for fiscal 2009. The primary factors for this increase were the increase in unit sales coupled with reduced discounting and cost reductions as a percentage of net sales noted above.

Motorized Recreation Vehicles

  Analysis of Change in Net Sales for Fiscal 2010 vs. Fiscal 2009

	Fiscal 2010	% of Segment Net Sales	Fiscal 2009	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$167,679	57.4	$89,477	55.3	$78,202	87.4
Class C	110,745	37.9	62,789	38.8	47,956	76.4
Other	13,534	4.7	9,461	5.9	4,073	43.1

Total Motorized	$291,958	100.0	$161,727	100.0	$130,231	80.5

	Fiscal 2010	% of Segment Shipments	Fiscal 2009	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,738	43.8	913	42.2	825	90.4
Class C	2,056	51.9	1,131	52.2	925	81.8
Other	172	4.3	121	5.6	51	42.1

Total Motorized	3,966	100.0	2,165	100.0	1,801	83.2

IMPACT OF CHANGE IN PRICE ON NET SALES:
						% Increase/ (Decrease)
Motorized
Class A						(3.0)%
Class C						(5.4)%
Other						1.0%
Total Motorized						(2.7)%

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

The impact of the change in the net price per unit of motorized was a decrease of 2.7%. The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. Within the Class C product line, customer preference was toward the lower to more moderately priced models. These trends were partially offset by a reduction in discounting in fiscal 2010 due to improved market conditions.

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

Financial Condition and Liquidity

As of July 31, 2011, we had $215,435 in cash and cash equivalents compared to $247,751 on July 31, 2010. The change is primarily due to the $114,802 provided by operations, while $33,749 was used for capital expenditures, $99,562 was used to acquire Heartland and $22,329 was used for the payment of cash dividends to our stockholders.

Working capital at July 31, 2011 was $345,169 compared to $345,006 at July 31, 2010. We have no long-term debt. Capital acquisitions of $33,698 for the fiscal year ended July 31, 2011 were made primarily to purchase land and buildings to expand our towable and bus operations, replace buildings and equipment at our Champion facility that were destroyed in a fire and replace machinery and equipment used in the ordinary course of business.

Operating Activities

Net cash provided by operating activities for fiscal 2011 was $114,802 compared to net cash provided by operating activities of $100,652 for fiscal 2010. The combination of net income and non-cash items (primarily depreciation, amortization, impairments, stock-based compensation and deferred income taxes) provided $133,687 of operating cash for fiscal 2011 compared to $121,973 in the prior year period. However, the amount of $133,687 provided in fiscal 2011 was partially offset by increased inventories due to the procurement of certain chassis and increased production and revenues.

Investing Activities

Net cash used in investing activities of $126,352 for fiscal 2011 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of $33,749. These capital expenditures included $5,460 for the construction of the new Champion Bus plant, approximately $9,700 for the purchase of recreation vehicle plants that were previously leased and approximately $9,100 and $1,600 for plant expansions in our towable and bus operations, respectively. Net cash provided by investing activities of $82,977 for fiscal 2010 was primarily due to auction rate securities (“ARS”) sales of $115,850 at par and $4,966 from the disposition of assets, partially offset by a $10,000 note receivable transaction, $19,756 used to acquire a new operating subsidiary (SJC) and $12,297 of capital expenditures. Of the capital expenditures, $4,008 was for the purchase of land and buildings to expand our towable operations in Oregon. See Note Q of our consolidated financial statements contained elsewhere in this report for a description of the note receivable transaction.

We anticipate capital expenditures in fiscal 2012 of approximately $15,000. These expenditures are expected to be financed from cash and cash equivalents and will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business.

Financing Activities

Net cash used in financing activities of $20,766 for fiscal 2011 was primarily related to dividend payments of $22,329. We paid a regular quarterly $0.10 per share dividend in each quarter of fiscal 2011 and a regular quarterly $0.07 per share dividend in each quarter of fiscal 2010 and a special $0.50 per share dividend in the first quarter of fiscal 2010. During fiscal 2010, net cash used in financing activities of $157,812 was primarily related to the repurchase of 3,980,000 shares of common stock of the Company for $115,420 and for dividend payments of $42,408.

On August 12, 2011, the Company agreed to purchase from the Estate of Wade F. B. Thompson 1,000,000 shares of its common stock at a price of $20 per share, representing an aggregate purchase price of $20,000. The transaction was consummated on August 15, 2011.

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

Impairment of Goodwill, Trademarks and Long-Lived Assets

We review our long-lived assets (individually or in a related group as appropriate) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows attributable to the assets. Additionally, we review our goodwill for impairment at least annually on April 30 of each year. Accordingly, we continually assess whether events or changes in circumstances represent a ‘triggering’ event that would require us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include, among other things, whether there has been a significant adverse change in legal factors, business climate or competition related to the operation of the asset, whether there has been a significant decrease in actual or expected operating results related to the asset and whether there are current plans to sell or dispose of the asset. The determination of whether a triggering event has occurred is subject to significant management judgment, including at which point or fiscal quarter a triggering event has occurred when the relevant adverse factors persist over extended periods.

Should a triggering event be deemed to occur, and for each of the annual impairment assessments, management is required to estimate the expected net cash flows to be realized over the life of the asset and/or the asset’s fair value. Fair values are often determined by a discounted cash flow model, although we also use a market approach in determining fair values when appropriate. These estimates are also subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions, discount rates and comparable companies. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engages an independent valuation firm in many cases to assist in its impairment assessments.

Our April 30, 2011 annual assessment resulted in the identification of an impairment of one of our indefinite-lived trademarks in our bus segment for which we recorded a $1,430 non-cash charge in our fiscal third quarter to reduce the recorded value of this trademark to $670. No other impairments were identified in this assessment.

The Company has six individual reporting units that carry goodwill. One reporting unit carries 49% of our consolidated goodwill of $244,452 and a second reporting unit carries another 38% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 272% and 9.5%, respectively, as of our April 30, 2011 assessment. Our other reporting units’ fair values exceeded their respective carrying values by 17%-67%.

In regards to our April 2011 assessment for the second reporting unit indicated above, we used both a discounted cash flows model and a market approach to determine an estimate of its fair value. We weighed the discounted cash flow model slightly more because we believe that the discounted cash flow model better reflects the specific operating and other conditions impacting this unit as compared to the more general applicability of comparable market transactions. Assumptions which more significantly impact the discounted cash flows used in estimating the fair value of this unit included forecasted annual sales increases over the next five years, margin percentages over those years, terminal sales growth and weighted average cost of capital. Each of these estimates is subject to significant management judgment; however, we believe each to be reasonable based on currently available information regarding this unit’s current and expected operations. The more significant factors that might serve to cause future actual results to differ from these estimates include future RV industry volume and pricing pressure related to a highly competitive environment. Should such future actual results require us to reduce our expectations for this reporting unit, future impairment assessments may indicate that the related goodwill and/or other intangible assets may be impaired and such impairment could be material.

Our assessment of whether any triggering events occurred during the fourth quarter ended July 31, 2011 for which we should further analyze whether an impairment exists through that date did not result in the identification of such a triggering event.

Insurance Reserves

Generally, we are self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported.

The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. We have established a liability on our balance sheet for such occurrences based on historical data, known cases and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Product Warranty

We generally provide retail customers of our products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty liability is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty liabilities are reviewed and adjusted as necessary on a quarterly basis.

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

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740-10 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. Based on the provisions of ASC 740-10, we determined a valuation allowance was not required to be recorded against the recorded deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

Products are not sold on consignment, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders. On average, we receive payments from floor plan lenders on products sold to dealers within 15 days of the invoice date.

Repurchase Commitments

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and we typically resell the repurchased product at a discount from its repurchase price. We account for the guarantee under our repurchase agreements of our dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. This deferred amount is included in our repurchase and guarantee reserve. Additionally, the repurchase and guarantee reserve includes our estimated loss upon resale of expected repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers.

Our risk of loss under these repurchase agreements is reduced because (a) we sell our products to a large number of dealers under these arrangements, (b) the repurchase price we are obligated to pay declines over the period of the agreements (generally up to eighteen months) while the value of the related product may not decline ratably and (c) we have historically been able to readily resell any repurchased product. We believe that any future losses under these agreements will not have a significant effect on our consolidated financial position or results of operations.

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2011 are summarized in the following charts. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	After 5 Years
Operating leases and other	$ 3,309	$ 1,826	$ 1,376	$ 107	$ –
Chassis consigned inventory	23,138	23,138	–	–	–
Unrecognized tax benefits (1)	1,683	1,683	–	–	–
Total contractual cash obligations	$ 28,130	$ 26,647	$ 1,376	$ 107	$ –

(1)   We have included in unrecognized tax benefits approximately $1,683 for payments expected to be made in fiscal 2012. Unrecognized tax benefits in the amount of approximately $43,024 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$ 1,684	$ 1,684	$ –	$ –	$ –
Standby repurchase obligations	791,933	430,065	361,868	–	–
Total commercial commitments	$ 793,617	$ 431,749	$ 361,868	$ –	$ –

(1)

The standby repurchase obligations generally extend up to eighteen months from the date of sales of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2011 from our dealers’ lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve month period.

Accounting Pronouncements

Reference is made to Note A to our consolidated financial statements contained in this report for a summary of our recently adopted accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

  Quarterly Financial Data (Unaudited)

	October 31(1)	January 31	April 30 (2)	July 31
Fiscal 2011
Net sales	$606,684	$526,227	$852,059	$770,538
Gross profit	76,578	47,643	108,484	100,430
Net income	23,688	5,688	40,008	36,889
Earnings per common share
Basic	.44	.10	.72	.66
Diluted	.44	.10	.72	.66
Dividends declared and paid per common share	.10	.10	.10	.10

Market prices per common share
High	$35.50	$37.45	$39.12	$33.79
Low	$22.50	$29.15	$29.31	$24.22

	October 31	January 31	April 30 (3)	July 31
Fiscal 2010
Net sales	$502,552	$430,025	$680,192	$663,788
Gross profit	69,771	49,996	92,499	94,820
Net income	23,429	11,924	34,111	40,600
Earnings per common share
Basic	0.42	0.22	0.66	0.78
Diluted	0.42	0.22	0.66	0.77
Dividends declared and paid per common share	0.57	0.07	0.07	0.07

Market prices per common share
High	$32.98	$33.87	$36.85	$36.47
Low	$23.90	$26.05	$30.00	$20.74

(1)	The first quarter ended October 31, 2010 includes a non-cash trademark impairment of $2,036 for trademarks associated with a subsidiary within our motorized segment.

(2)	The third quarter ended April 30, 2011 includes a non-cash trademark impairment of $1,430 for a trademark associated with a subsidiary within our bus segment.

(3)	The third quarter ended April 30, 2010 includes a non-cash trademark impairment of $500 for a trademark associated with a subsidiary within our towables segment.

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

Part B – Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2011 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Jackson Center, Ohio

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2011 and our report dated September 28, 2011 expressed an unqualified opinion on those financial statements.

/S/ Deloitte & Touche LLP

Chicago, Illinois

September 28, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a written code of ethics, the “Thor Industries, Inc. Business Ethics Policy”, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code has been posted on the Company’s website and is also available in print to any person, without charge, upon request. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.thorindustries.com or by filing a Form 8-K.

The other information in response to this Item is included under the captions DIRECTORS OF THE COMPANY; EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS; BOARD OF DIRECTORS, COMMITTEES AND CORPORATE GOVERNANCE and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION and DIRECTOR COMPENSATION in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2011, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2011 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Plan”), the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,433,225	(1)	$ 30.90	1,900,000	(2)
Equity compensation plans not approved	–		–	–
by security holders
Total	1,433,225		$ 30.90	1,900,000

(1)	Represents shares underlying stock options granted pursuant to the 2010 Plan, the 2006 Plan and the 1999 Plan. The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)	Represents shares remaining available for future issuance pursuant to the 2010 Plan and the 2006 Plan.

The other information required in response to this Item is contained under the captions OWNERSHIP OF COMMON STOCK and SUMMARIES OF EQUITY COMPENSATION PLANS in the Company’s definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is contained under the captions CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT and BOARD OF DIRECTORS, COMMITTEES AND CORPORATE GOVERNANCE in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is contained under the caption INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES in the Company’s definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

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

3.3	By-laws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-13827)
3.4	First Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated March 11, 2010)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)
10.1	Thor Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated November 5, 1999)
10.2	Thor Industries, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated December 3, 1997)
10.3	Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007)
10.4	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.5	Thor Industries, Inc. 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.6	Offer Letter of Christian G. Farman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 6, 2008)
10.7

Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011)

10.8

Thor Industries, Inc. Form of Stock Option Agreement for grants under the Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.9

Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to directors for grants under the Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.10

Thor Industries, Inc. Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement – for grants to employees and consultants for grants under the Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.11

Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 15, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2009)

10.12

Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 3, 2009)

10.13

Repurchase Agreement, dated as of December 17, 2009, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 17, 2009)

10.14

Credit Agreement between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 22, 2009)
10.15

Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.16

Amendment to Exclusivity Agreement between the Company, FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.17

First Amendment to Credit Agreement, dated January 15, 2009, between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated December 22, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.18

First Amendment to Credit Agreement, dated January 30, 2009, between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated December 22, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.19

Stock Purchase Agreement, dated as of March 1, 2010, by and among the Company, SJC Industries Corp. and Christopher J. Graff (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 5, 2010)

10.20

Non-Competition Agreement, dated as of March 1, 2010, by and between the Company and Christopher J. Graff (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 5, 2010)

10.21

Stock Option Agreement between the Company and Ronald Fenech, dated April 28, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010)

10.22	Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix D to the Company’s proxy statement on Schedule 14A filed on November 2, 2010)
10.23

Form of Stock Option Agreement for grants under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.24

Stock Purchase Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc., Heartland RV Holdings, L.P., Towable Holdings, Inc. and Heartland Recreational Vehicles, LLC and certain other persons named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.25

Registration Rights Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc. and certain holders of shares of capital stock of Thor Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.26

Letter Agreement, dated July 8, 2011, by and among Thor Industries, Inc., Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, LLC, and CPVI Coinvest, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 13, 2011)

14.1	Thor Industries, Inc. Business Ethics Policy (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010)
21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP, dated September 28, 2011*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 28, 2011 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/S/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 28, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/S/ Christian G. Farman	(Signed)	/S/ Peter B. Orthwein
	Christian G. Farman		Peter B. Orthwein
	Senior Vice President, Treasurer and Chief Financial Officer		Chairman of the Board, President
	(Principal Financial Officer & Principal		and Chief Executive Officer
Accounting Officer)

(Signed)	/S/ Andrew E. Graves	(Signed)	/S/ James L. Ziemer
	Andrew E. Graves		James L. Ziemer
	Director		Director

(Signed)	/S/ Geoffrey A. Thompson	(Signed)	/S/ Jan H. Suwinski
	Geoffrey A. Thompson		Jan H. Suwinski
	Director		Director

(Signed)	/S/ J. Allen Kosowsky	(Signed)	/S/ Alan Siegel
	J. Allen Kosowsky		Alan Siegel
	Director		Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Jackson Center, Ohio

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2011. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP

Chicago, Illinois

September 28, 2011

Consolidated Balance Sheets, July 31, 2011 and 2010

(amounts in thousands except share and per share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$215,435	$247,751
Accounts receivable:
Trade, less allowance for doubtful accounts — $549 in 2011 and $422 in 2010 (Note A)	162,188	159,535
Other	7,305	5,864
Inventories (Note D)	184,498	142,680
Notes receivable (Note Q)	7,562	2,364
Prepaid expenses and other	5,191	4,077
Deferred income taxes (Note F)	41,588	39,499

Total current assets	623,767	601,770

Property, plant and equipment:
Land	23,261	20,757
Buildings and improvements	162,627	133,890
Machinery and equipment	82,349	72,562

Total cost	268,237	227,209
Less accumulated depreciation	100,023	88,029

Net property, plant and equipment	168,214	139,180

Investments — Joint ventures (Note K)	2,741	2,474

Other assets:
Long-term investments (Note B)	2,042	5,327
Goodwill (Note C)	244,452	150,901
Amortizable intangible assets (Note C)	125,255	5,728
Indefinite-lived trademarks (Note C)	–	14,936
Long-term notes receivable (Note Q)	22,801	28,966
Deferred income taxes (Note F)	–	7,196
Other	8,798	7,595

Total other assets	403,348	220,649

Total Assets	$1,198,070	$964,073

See notes to the consolidated financial statements.

F-2

	2011	2010
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,494	$108,616
Accrued liabilities:
Compensation and related items	34,599	30,346
Product warranties (Note M)	66,054	51,467
Income and other taxes (Note F)	14,037	28,416
Promotions and rebates	12,345	9,419
Product/property liability and related liabilities	16,241	15,254
Other	15,828	13,246

Total current liabilities	278,598	256,764

Other liabilities	15,315	14,345
Unrecognized tax benefits (Note F)	43,024	35,686
Deferred income tax liability, net (Note F)	24,859	–

Total long-term liabilities	83,198	50,031

Contingent liabilities and commitments (Note I)	–	–

Stockholders’ equity (Note J):
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 61,697,349 shares at July 31, 2011 and 57,318,849 shares at July 31, 2010	6,170	5,732
Additional paid-in capital	190,127	95,770
Retained earnings	829,148	745,204
Accumulated other comprehensive loss	(67)	(324)
Less treasury shares of 5,857,339 in 2011 and 2010, at cost	(189,104)	(189,104)

Total stockholders’ equity	836,274	657,278

Total Liabilities and Stockholders’ Equity	$1,198,070	$964,073

See notes to the consolidated financial statements.

Consolidated Statements of Income for the Years Ended July 31, 2011, 2010 and 2009

(amounts in thousands, except per share data)

	2011	2010	2009
Net sales	$2,755,508	$2,276,557	$1,521,896
Cost of products sold	2,422,373	1,969,471	1,369,359

Gross profit	333,135	307,086	152,537
Selling, general and administrative expenses	180,858	147,407	124,578
Impairment of goodwill and trademarks	3,466	500	10,281
Amortization of intangible assets	10,262	510	476
Gain on sale of property	–	–	373
Gain on involuntary conversion (Note R)	9,417	7,593	–
Interest income	3,910	5,515	5,530
Interest expense	212	395	525
Other income, net	963	11	815

Income before income taxes	152,627	171,393	23,395
Income taxes (Note F)	46,354	61,329	6,252

Net income	$106,273	$110,064	$17,143

Earnings per common share (Note A)
Basic	$1.92	$2.08	$0.31
Diluted	$1.92	$2.07	$0.31

See notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended July 31, 2011, 2010 and 2009

(amounts in thousands, except share and per share data)

						Accumulated
					Additional	Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Income
July 31, 2008	1,877,339	$(73,684)	57,317,263	$5,732	$93,683	$(1,963)	$675,928

Net income	–	–	–	–	–	–	17,143	$17,143
Stock option activity	–	–	1,000	–	27	–	–	–
Cash dividends - $.28 per common share	–	–	–	–	–	–	(15,523)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	3,118	–	3,118
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(85)	–	(85)
Compensation expense	–	–	–	–	657	–	–	–

July 31, 2009	1,877,339	(73,684)	57,318,263	5,732	94,367	1,070	677,548	$20,176

Net income	–	–	–	–	–	–	110,064	$110,064
Shares purchased	3,980,000	(115,420)	–	–	–	–	–	–
Stock option activity	–	–	586	–	16	–	–	–
Cash dividends - $.78 per common share	–	–	–	–	–	–	(42,408)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	368	–	368
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(1,762)	–	(1,762)
Compensation expense	–	–	–	–	1,387	–	–	–

July 31, 2010	5,857,339	(189,104)	57,318,849	5,732	95,770	(324)	745,204	$108,670

Net income	–	–	–	–	–	–	106,273	$106,273
Stock option activity	–	–	78,500	8	1,549	–	–	–
Cash dividends - $.40 per common share	–	–	–	–	–	–	(22,329)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	257	–	257
Heartland acquisition	–	–	4,300,000	430	90,101	–	–	–
Compensation expense	–	–	–	–	2,707	–	–	–

July 31, 2011	5,857,339	$(189,104)	61,697,349	$6,170	$190,127	$(67)	$829,148	$106,530

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2011, 2010 and 2009

(amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$106,273	$110,064	$17,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,747	12,719	13,007
Amortization of intangibles	10,262	510	476
Goodwill and trademark impairment	3,466	500	10,281
Deferred income tax provision (benefit)	(2,839)	(3,459)	6,411
(Gain)/Loss on disposition of property, plant & equipment	71	252	(420)
Stock-based compensation	2,707	1,387	657
Excess tax benefits from stock-based awards	(516)	–	–
Gain on involuntary conversion of assets	(2,190)	(3,216)	–
Loss on divestiture of operating subsidiary	–	323	–
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	14,648	(49,184)	30,739
Inventories	(17,448)	(29,987)	47,304
Notes receivable	2,424	1,884	(10,000)
Prepaid expenses and other	(3,118)	3,283	(600)
Accounts payable	(15,403)	25,238	(17,548)
Accrued liabilities	(3,275)	42,005	(45,051)
Other liabilities	5,993	(11,667)	(3,829)

Net cash provided by operating activities	114,802	100,652	48,570

Cash flows from investing activities:
Purchases of property, plant & equipment	(33,749)	(12,297)	(5,625)
Proceeds from dispositions of property, plant & equipment	690	4,966	2,890
Proceeds from dispositions of investments	3,700	115,850	10,850
Proceeds on dissolution of joint venture	–	–	1,578
Issuance of notes receivable	–	(10,000)	(10,000)
Insurance proceeds from involuntary conversion of assets	2,569	4,214	–
Acquisition of operating subsidiaries	(99,562)	(19,756)	–

Net cash provided by (used in) investing activities	(126,352)	82,977	(307)

Cash flows from financing activities:
Cash dividends	(22,329)	(42,408)	(15,523)
Purchase of treasury stock	–	(115,420)	–
Excess tax benefits from stock-based awards	516	–	–
Proceeds from issuance of common stock	1,047	16	27

Net cash used in financing activities	(20,766)	(157,812)	(15,496)

Effect of exchange rate changes on cash	–	250	(703)

Net increase (decrease) in cash and cash equivalents	(32,316)	26,067	32,064
Cash and cash equivalents, beginning of year	247,751	221,684	189,620

Cash and cash equivalents, end of year	$215,435	$247,751	$221,684

Supplemental cash flow information:
Income taxes paid	$57,789	$54,206	$23,622
Interest paid	$212	$395	$525

Non-cash transactions:
Capital expenditures in accounts payable	$472	$523	$53
Common stock issued in business acquisition	$90,531	$–	$–

See notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements for the Years Ended July 31, 2011, 2010 and 2009

(All dollar amounts presented in thousands except share and per share data)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Thor Industries, Inc. was founded in 1980 and, together with its subsidiaries (the “Company”), manufactures a wide range of recreation vehicles and small and mid-size buses at various manufacturing facilities across the United States. These products are sold to independent dealers and municipalities primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of motorized recreation vehicles, towable recreation vehicles and buses. Accordingly, the Company has presented segmented financial information for these three segments at Note L of the Notes to the Consolidated Financial Statements.

Certain amounts for 2010 have been reclassified to conform to current period presentation. Specifically, current and long-term deferred income taxes, which were previously included with prepaid expenses and other long-term assets, respectively, are presented separately in the Consolidated Balance Sheets.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Thor Industries, Inc. and its wholly-owned domestic and foreign subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Cash and Cash Equivalents — Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2011 and 2010, cash and cash equivalents of $181,012 and $162,888, respectively, were held by one financial institution. The remaining $34,423 and $84,863 at July 31, 2011 and 2010, respectively, were held at various other financial institutions.

Investments — The Company classifies investments as available-for-sale or trading.

Fair Value of Financial Investments — The carrying amount of cash equivalents, investments, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.

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

Depreciation — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements — 10 to 39 years

Machinery and equipment — 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $3,022, $2,545 and $1,728 in fiscal 2011, 2010 and 2009, respectively, which is recorded in selling, general and administrative expenses.

Other Assets — Other assets consist of goodwill, trademarks, dealer networks, technology assets, non-compete agreements, long-term investments and notes receivables. Trademarks are being amortized on a straight-line basis over 20 to 25 years. Dealer networks are primarily amortized on an accelerated cash flow basis, and technology assets and non-compete agreements are amortized using the straight-line method over 5 to 15 years. Goodwill is not amortized but is tested at least annually for impairment.

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

Allowance for Doubtful Accounts — A summary of allowance for doubtful accounts activity is as follows:

	Year Ended July 31, 2011	Year Ended July 31, 2010	Year Ended July 31, 2009
Beginning Balance	$ 422	$ 302	$ 295
Net charged to expense	3	195	326
Write-offs net of recoveries/payments	(116)	(75)	(319)
Heartland acquisition	240	–	–
Ending Balance	$ 549	$ 422	$ 302

Insurance Reserves — Generally, we are self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention for products liability and personal injury matters of $5,000 per occurrence. We have established a liability on our balance sheet for such occurrences based on historical data, known cases and actuarial information. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions for products liability and personal injury matters.

Revenue Recognition – Revenues from the sale of recreation vehicles and buses are recognized when title passes, which is when shipped to dealers, distributors or contract buyers in accordance with shipping terms, which are primarily FOB shipping point.

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

Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. The Company recognizes revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made by dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders. On average, the Company receives payments from floor plan lenders on products sold to dealers within 15 days of the invoice date.

Amounts billed to dealers for delivery of product are recognized as revenue with the corresponding delivery expense charged to costs of products sold.

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows, were $7,149, $5,377 and $5,770 in fiscal 2011, 2010 and 2009, respectively.

Repurchase Agreements - The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The risk of loss from these agreements is spread over numerous dealers. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The Company accounts for the guarantee under its repurchase agreements of its dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. This deferred amount is included in the Company’s repurchase and guarantee reserve. Additionally, the repurchase and guarantee reserve includes the Company’s estimated loss upon resale of expected repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting its dealers.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recalls, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation, fair value of auction rate securities and assumptions made in the impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Income Taxes – The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Foreign Currency – Assets and liabilities of the Company’s Canadian operations (which ceased operations in fiscal 2010) reported in the consolidated balance sheets have been translated at current exchange rates. Revenues and expenses reported in the consolidated statements of income for fiscal 2010 and prior have been translated at the average exchange rate for the year. Translation adjustments have been included in accumulated other comprehensive income (loss). Transaction gains and losses are not significant.

Stock Options – The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value and related compensation costs are recognized over the option vesting period which is 3 to 5 years.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and restricted stock.

	2011	2010	2009
Weighted average shares outstanding for basic earnings per share	55,271,340	53,019,008	55,429,373
Stock options and restricted stock	102,301	100,356	47,097
Weighted average shares outstanding assuming dilution	55,373,641	53,119,364	55,476,470

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At July 31, 2011, 2010 and 2009 the Company had stock options outstanding of 729,826, 784,000 and 404,061 respectively, that were excluded from this calculation.

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends ASC 810 (formerly FASB Interpretation No. 46(R)) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity. The amendments to ASC 810 are effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments effective August 1, 2010. The adoption of the amendments did not have any impact on its financial statements.

In July 2010, the FASB issued Accounting Standards Update, or “ASU”, No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”. The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing of receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The new disclosures became effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The Company has included applicable disclosures within Note Q to the Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment might exist.

The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new guidance was effective for the Company’s interim and annual reporting periods ending after December 15, 2010. The adoption of this standard had no affect on the Company’s impairment testing of goodwill.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. This standard also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in this standard are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 on a prospective basis. The impact of adoption of this guidance will depend on future acquisitions.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements, including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

B.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 31, 2011 and 2010:

	July 31, 2011		July 31, 2010
	Cash and Cash Equivalents	Auction Rate Securities	Cash and Cash Equivalents	Auction Rate Securities and Put Rights
Levels of Input
Level 1	$ 215,435	$ –	$ 247,751	$ –
Level 2	–	–	–	–
Level 3	–	2,042	–	5,327
	$ 215,435	$ 2,042	$ 247,751	$ 5,327

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions.

In addition to the above investments, the Company holds non-qualified retirement plan assets of $8,715 at July 31, 2011 ($7,499 at July 31, 2010). These assets, which are held for the benefit of certain employees of the Company, represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. They are included in other assets on the Consolidated Balance Sheets.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

	2011	2010
Balances at beginning of year	$5,327	$120,578
Net change in other comprehensive income	415	599
Net loss included in earnings	–	–
Purchases	–	–
Sales/Maturities	(3,700)	(115,850)

Balances at end of year	$2,042	$5,327

Auction Rate Securities

At July 31, 2011, we held $2,150 (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. At July 31, 2011, the majority of the ARS we held were AAA rated or equivalent, and none were below A rated or equivalent, with most collateralized by student loans substantially backed by the U.S. Federal government.

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

In November 2008, the Company elected to participate in a rights offering by UBS AG (“UBS”), a Swiss bank which is one of the Company’s investment providers, that provided the Company with the right (the “Put Rights”) to sell to UBS at par value ARS purchased from UBS at any time during a two-year sale period beginning June 30, 2010. We have sold $3,700 of ARS at par since August 1, 2010, and as of July 31, 2011 all our ARS held by UBS had been sold at par.

The Put Rights were not transferable or marginable. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (the “Call Right”).

At July 31, 2011, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, management, assisted by Houlihan, Smith & Company, Inc., an independent consultant, determined an estimated fair value. In determining the estimate, consideration was given to credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes. Based on this analysis, we recognized a total temporary impairment of $108 ($67 total net of tax in other comprehensive income which is in the equity section of the balance sheet) related to our long-term ARS investments of $2,150 (par value).

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through July 31, 2011, we have continued to receive interest payments on the ARS in accordance with their terms.

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

The remaining ARS held by another institution remains classified as long-term at July 31, 2011. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying amount represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments.

In addition, the Company has the intent and ability to hold these securities until the earlier of: when the market for ARS stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms or the underlying securities have matured.

C.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis at April 30, or more frequently if events or circumstances indicate a potential impairment.

The components of amortizable intangible assets are as follows:

		July 31, 2011		July 31, 2010
	Weighted Average Years Remaining Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	12	$ 72,230	$ 6,154	$ 5,230	$ 156
Non-Compete agreements	4	6,851	3,300	2,721	2,315
Trademarks	24	36,669	1,008	–	–
Technology and other intangibles	14	22,260	2,293	270	22
Total amortizable intangible assets		$ 138,010	$ 12,755	$ 8,221	$ 2,493

Aggregate amortization expense for amortizable intangibles for the fiscal years ended July 31, 2011, 2010 and 2009 were $10,262, $510 and $476, respectively. The dealer networks are primarily being amortized on an accelerated cash flow basis. Non-compete agreements and other intangibles are amortized on a straight-line basis. Prior to the Heartland acquisition, the Company had deemed its various trademarks to have indefinite lives and therefore not subject to amortization. However, in assessing the trademarks obtained in the Heartland acquisition, the Company determined that with the cyclicality in the RV industry and the extent of competition in the industry it was more appropriate to consider those trademarks as definite-lived assets with 25 year useful lives. The Company also re-assessed its other trademarks and, effective on May 1, 2011, re-characterized all of its trademarks as definite-lived assets with useful lives of 20-25 years. Accordingly, all trademarks are now subject to amortization and fourth quarter amortization of previously unamortized trademarks was $126. All of the Company’s previously classified indefinite-lived trademarks were subject to the Company’s April 30, 2011 impairment assessment.

Estimated Amortization Expense:

For the fiscal year ending July 2012	$ 11,131
For the fiscal year ending July 2013	$ 10,939
For the fiscal year ending July 2014	$ 10,671
For the fiscal year ending July 2015	$ 10,313
For the fiscal year ending July 2016 and thereafter	$ 82,201

Goodwill is not subject to amortization.

During the first quarter of fiscal year 2011, management decided to combine its Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, indefinite-lived intangible assets were reviewed at that time for a potential impairment, trademarks associated with one of the former operating companies were discontinued and the related trademark values of $2,036 were written off.

For the annual impairment test at April 30, 2011, 2010 and 2009, management engaged an independent valuation firm to assist in its impairment assessment reviews. The fair value of all previously indefinite-lived trademarks was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, royalty and discount rates. The fair value of the Company’s reporting units for purposes of goodwill testing was determined by employing a discounted cash flow methodology and a market approach, when appropriate.

The April 30, 2011 review resulted in a non-cash trademark impairment of $1,430 associated with an operating subsidiary in the Company’s bus segment. This impairment resulted from lower anticipated sales than previously expected. The fair value of the trademark was determined using level 3 inputs as defined by ASC 820. As a result of the annual impairment assessment as of April 30, 2011, no impairment of goodwill or indefinite-lived intangible assets was identified other than the trademark impairment described above.

The Company completed an impairment review as of April 30, 2010 that resulted in a non-cash trademark impairment of $500 in the third quarter of fiscal 2010 for the trademark associated with an operating subsidiary in the towables segment. This impairment resulted from the sluggish market and outlook for the park model business.

The Company completed an unscheduled impairment review as of January 31, 2009 that resulted in a non-cash trademark impairment of $564 in the second quarter of fiscal 2009 for the trademark associated with an operating subsidiary in the motorized reportable segment. Another review was also conducted as of April 30, 2009 which resulted in a non-cash goodwill impairment charge of $9,717 in the third quarter of fiscal 2009 for the goodwill associated with an operating subsidiary in the motorized reportable segment. The impairments resulted from the difficult market environment and outlook for the motorhome business.

The change in carrying value in goodwill and indefinite-lived trademarks from July 31, 2010 to July 31, 2011 is as follows:

	Goodwill	Trademarks
Balance at July 31, 2010	$150,901	$ 14,936
Impairment of trademark in motorized reportable segment	–	(2,036)
Impairment of trademark in buses reportable segment	–	(1,430)
Amounts resulting from Heartland acquisition in towables reportable segment	93,551	–
Reclassification of certain trademarks to definite-lived	–	(11,470)
Balance at July 31, 2011	$ 244,452	$ –

Changes in the carrying amount of goodwill as of July 31, 2011 and 2010 are summarized as follows:

	Towables	Motorized	Buses	2011 Total	Towables	Motorized	Buses	2010 Total
Balance as of beginning of fiscal year:
Goodwill	$143,795	$17,252	$7,106	$168,153	$143,795	$17,252	$4,616	$165,663
Accumulated impairment charges	–	(17,252)	–	(17,252)	–	(17,252)	–	(17,252)

Net Balance at beginning of fiscal year	143,795	–	7,106	150,901	143,795	–	4,616	148,411

Fiscal year activity:
Goodwill acquired – Heartland	93,551	–	–	93,551	–	–	–	–
Goodwill acquired - SJC	–	–	–	–	–	–	2,490	2,490

Balance as of end of fiscal year:
Goodwill	237,346	17,252	7,106	261,704	143,795	17,252	7,106	168,153
Accumulated impairment charges	–	(17,252)	–	(17,252)	–	(17,252)	–	(17,252)

Net Balance as of July 31:	$237,346	$–	$7,106	$244,452	$143,795	$–	$7,106	$150,901

Goodwill and trademarks by segment are as follows:

	July 31, 2011		July 31, 2010
	Goodwill	Trademarks	Goodwill	Trademarks
Recreation Vehicles
Towables	$ 237,346	$ 33,950	$ 143,795	$ 9,737
Motorized	–	–	–	2,036
Buses	7,106	1,711	7,106	3,163
Total	$ 244,452	$ 35,661	$ 150,901	$ 14,936

D.  INVENTORIES

Major classifications of inventories are:

	As of July 31,
	2011	2010
Finished products	$14,179	$9,681
Work in process	48,575	46,681
Raw materials	104,360	78,481
Chassis	46,548	33,335

Subtotal	213,662	168,178
Excess of FIFO costs over LIFO costs	(29,164)	(25,498)

Total inventories	$184,498	$142,680

Of the $213,662 of inventory at July 31, 2011, all but $25,530 at certain subsidiaries is valued on a last-in, first-out basis. The $25,530 is valued on a first-in, first-out method.

During fiscal 2009 the amount of inventories in certain LIFO pools decreased which resulted in liquidation of LIFO inventory layers, which are carried at lower costs. The effect of this liquidation was to increase net income in fiscal 2009 by approximately $7,400. The impact of this liquidation was approximately $2,730, $4,430 and $240 for the towables, motorized and buses segments, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. The Company’s reserves for inventory obsolescence were $2,039 at July 31, 2011 and $1,536 at July 31, 2010.

E.  LINE OF CREDIT

The Company had a $30,000 unsecured revolving line of credit which bore interest at prime less 2.15% that expired on November 30, 2008. The Company decided not to renew the unsecured revolving line of credit and allowed it to expire on November 30, 2008. The decision not to renew the line of credit was based on the Company’s strong cash position combined with the Company’s expectation that it would have had the ability to borrow at favorable rates against its ARS, if needed. As a result, the Company did not anticipate utilizing the line of credit and did not want to incur the cost of maintaining it.

F. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	July 31,	July 31,	July 31,
Income Taxes:	2011	2010	2009
Federal	$48,943	$55,462	$(2,563)
State and local	250	9,337	3,304
Foreign	–	(11)	(900)

Total current expense (benefit)	49,193	64,788	(159)

Federal	(2,989)	(3,430)	6,163
State and local	150	(29)	248

Total deferred expense (benefit)	(2,839)	(3,459)	6,411

Total income tax expense	$46,354	$61,329	$6,252

Current Federal Tax Expense

Current federal tax expense decreased $6,519 to $48,943 from fiscal year 2010 to fiscal year 2011. Of this decrease, $6,568 was due to the reduction in pre-tax income of $18,766. In addition, current federal tax expense decreased by $1,491 as a result of the increased Domestic Manufacturing Deduction in fiscal year 2011 and increased by $1,207 due to increases in various temporary items. Further, current federal tax expense decreased $1,578 when compared to fiscal year 2010 as a result of a disallowed executive compensation deduction in 2010. The other changes to current federal tax expense, including temporary items, are detailed in the schedule below.

Current federal tax expense increased $58,025 to $55,462 from fiscal year 2009 to fiscal year 2010. Of this increase, $51,800 was due to the increase in pre-tax income of $147,998. In addition, current federal tax expense increased from fiscal year 2009 to fiscal year 2010 by $1,578 as a result of a disallowed executive compensation deduction in fiscal year 2010 and by $5,902 due to increases in various temporary items. Current federal tax expense decreased by $3,325 as a result of the increased Domestic Manufacturing Deduction in fiscal year 2010 and by $3,027 due to a decrease in the Company’s unrecognized tax benefits, primarily related to lapses in the statute of limitations. Further, current federal tax expense for fiscal year 2010 decreased by $3,235 when compared to fiscal year 2009 as a result of the nondeductible goodwill charge in fiscal year 2009. The other changes to current federal tax expense, including temporary items, are detailed in the schedule below.

Current State and Local Tax Expense

Current state tax expense decreased $9,087 to $250 from fiscal year 2010 to fiscal year 2011. Of this decrease, $657 was due to the reduction in pre-tax income of $18,766. In addition, current state tax expense increased $232 due to increases in various temporary items. Current state tax expense decreased by $2,329 due to a decrease in the Company’s state related unrecognized tax benefits and also decreased by $3,731 as a result of a reduction in the Company’s state blended tax rate and increased income tax credits. Further, current state tax expense decreased $212 when compared to fiscal year 2010 as a result of the disallowed executive compensation deduction in 2010. The other changes to current state tax expense, including temporary items, are detailed in the schedule below.

Current state tax expense increased $6,033 to $9,337 from fiscal year 2009 to fiscal year 2010. Of this increase, $6,956 was due to the increase in pre-tax income of $147,998. In addition, current state tax expense increased from fiscal year 2009 to fiscal year 2010 by $212 as a result of disallowed executive compensation in fiscal year 2010, by $635 due to increases in various temporary items, and by $1,096 due to an increase in the Company’s unrecognized tax benefits. Current state tax expense decreased by $472 when compared to fiscal year 2009 as a result of the nondeductible goodwill charge in fiscal year 2009. The other changes to current state tax expense, including temporary items, are detailed in the schedule below.

The table below shows the components of the total current income tax expense for fiscal 2011, 2010 and 2009:

	July 31, 2011	July 31, 2010	July 31, 2009
Federal tax expense at statutory rates	$53,420	$59,988	$8,188
State tax expense at various state tax rates (net of federal benefit)	956	5,153	738
Current tax expense effect of accrued product warranties	1,698	3,622	(7,253)
Current tax expense effect of other temporary items	1,989	(407)	842
Income tax credits and incentives	(2,421)	(1,069)	(3,669)
Amended returns and tax exam settlements	–	–	(1,022)
Domestic production activities deduction	(5,236)	(3,745)	(420)
Executive compensation limitation	–	1,578	–
Goodwill impairment	–	–	3,707
Tax-exempt interest	(8)	(55)	(444)
Change in uncertain tax positions	(1,426)	(1,931)	1,271
True-up of current tax payable	(1,169)	807	(2,308)
Other permanent items	1,390	847	211

Total Current Income Taxes	$49,193	$64,788	$(159)

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	July 31, 2011	July 31, 2010	July 31, 2009
Provision at federal statutory rate	$53,420	$59,988	$8,188
State and local income taxes, net of federal benefit	978	5,124	738
Income tax credits and incentives	(2,421)	(1,069)	(3,669)
Amended returns and tax exam settlements	–	–	(1,022)
Domestic production activities deduction	(5,236)	(3,745)	(420)
Change in uncertain tax positions	(1,124)	(278)	1,271
Goodwill impairment	–	–	3,707
Executive compensation limitation	–	1,578	–
Reduction of excess current tax payable and deferred tax liabilities	(645)	(1,061)	(2,308)
Tax-exempt interest	(8)	(55)	(444)
Other permanent items	1,390	847	211

Income Taxes	$46,354	$61,329	$6,252

Income before income taxes includes foreign income (loss) of $0, $(8,154) and $(2,659) in fiscal 2011, 2010 and 2009, respectively. The Company’s foreign subsidiary was sold on April 30, 2010.

A summary of deferred income taxes is as follows:	July 31,	July 31,
	2011	2010
Current deferred tax asset (liability):
Inventory basis	$(251)	$(715)
Employee benefits	3,102	2,506
Self-insurance reserves	8,036	10,077
Accrued product warranties	24,443	19,629
Accrued incentives	2,948	2,538
Sales returns and allowances	1,231	1,269
Accrued expenses	2,938	1,088
Unrecognized tax benefits	597	2,406
Other	(1,456)	701

Total current net deferred tax asset	$41,588	$39,499

Long-term deferred tax asset (liability):
Property basis	(5,166)	(1,552)
Investments	(898)	(1,330)
Deferred compensation	4,836	3,719
Intangibles	(37,513)	(5,436)
Unrecognized tax benefits	13,882	11,795

Total net long-term deferred tax asset (liability)	(24,859)	7,196

Net deferred tax asset	$16,729	$46,695

The Company’s net deferred tax assets decreased $29,966 to $16,729 from fiscal year 2010 to fiscal year 2011. Of this decrease, $32,647 was due to the net deferred tax liability (primarily intangibles and accrued product warranty) acquired from Heartland and $3,614 was from an increased liability in property basis. These decreases were offset by a $1,117 increase in deferred compensation and a $1,850 increase in accrued expenses. As of July 31, 2011, the Company had a $38 capital loss carryover that it expects to realize.

The Company’s net deferred tax assets increased $3,227 to $46,695 from fiscal year 2009 to fiscal year 2010. Of this increase, $3,622 was due to increased product warranty reserves and $1,491 was due to increased employee benefits. This increase was offset by a $1,653 decrease in the deferred tax asset for unrecognized tax benefits from fiscal year 2009 to fiscal year 2010. As of July 31, 2010, the Company had a $1,843 capital loss carryover that it will realize upon the filing of its 2011 tax returns.

Unrecognized Tax Benefits:

The Company adopted guidance surrounding accounting for uncertainty in income taxes on August 1, 2007. This guidance clarifies the accounting for uncertainties in income tax law by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial accounting purposes. It also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $21,453 for 2011, $20,719 for 2010 and $19,944 for 2009.

As of 2009, the Company corrected a misclassification in the presentation of the liability for unrecognized tax benefits. The Company is no longer reporting the liability for unrecognized tax benefits net of the related deferred income tax asset. In the table below, the $11,031 reflects the increase in the liability for unrecognized tax benefits due to the related deferred income tax asset, exclusive of the deferred tax benefit for interest and penalties.

Changes in the unrecognized tax benefit during fiscal years 2011, 2010 and 2009 were as follows:

	2011 Unrecognized Tax Benefit	2010 Unrecognized Tax Benefit	2009 Unrecognized Tax Benefit

Beginning balance	$31,039	$30,235	$21,032
Increase in liability due to federal benefit	–	–	11,031
Tax positions related to prior years:
Additions	1,817	760	1,880
Reductions	(1,062)	(1,883)	–
Tax positions related to current year:
Additions	3,713	4,095	622
Reductions	–	–	–
Settlements	(2,642)	(817)	(3,002)
Lapses in statute of limitations	(691)	(1,351)	(1,328)

Ending balance	$32,174	$31,039	$30,235

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties are not included in the schedule above of unrecognized tax benefits. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2011, July 31, 2010 and July 31, 2009, as adjusted to correct the misclassification referred to above, were $12,533, $13,326 and $17,100 respectively. The total amount of interest and penalties recognized in our consolidated statement of operations for July 31, 2011, July 31, 2010 and July 31, 2009 were $(995), $(2,200) and $1,320, respectively.

Generally, fiscal years 2008, 2009 and 2010 remain open for federal, state and foreign income tax purposes. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2007. The Internal Revenue Service audit for fiscal 2007 was completed during 2009. Additionally, the California state income tax audit for fiscal 2003 through fiscal 2006 was settled during 2009. The Company is currently being audited by the state of California for tax years July 31, 2007 and July 31, 2008. The Company has reserved for this exposure in its liability for unrecognized tax benefits.

The Company anticipates a decrease of approximately $3,515 in unrecognized tax benefits, $761 in interest and $29 in penalties within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statute of limitations. Actual results may differ materially from this estimate.

G.  LEASES

The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases as of July 31, 2011 are $2,930 which includes the following amounts due in each of the next five fiscal years: $1,447 in fiscal 2012; $1,033 in fiscal 2013; $343 in fiscal 2014; $97 in fiscal 2015 and $10 in fiscal 2016. Rent expense was $2,201 in fiscal 2011, $2,139 in fiscal 2010 and $3,838 in fiscal 2009.

H.  EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated domestic employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $293 in fiscal 2011, $294 in fiscal 2010 and $332 in fiscal 2009.

The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as other assets. The obligation to the participants is reported as other liabilities. No net income or loss is recorded through the Consolidated Statements of Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the offsetting liability to the executives, was $8,715 at July 31, 2011 and $7,499 at July 31, 2010.

I.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company also provides limited guarantees to certain of its dealers, most of which are expected to expire by December, 2011.

Our principal commercial commitments under repurchase agreements and guarantees at July 31, 2011 and July 31, 2010 are summarized in the following chart:

	Total Amount Committed		Term of
	July 31, 2011	July 31, 2010	Commitments
Commitment
Guarantee on dealer financing	$1,684	$1,524	Various
Standby repurchase obligation on dealer financing	$791,933	$563,636	Up to eighteen months

The repurchase agreement obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. The repurchase and guarantee reserve balances as of July 31, 2011 and 2010, which are included in other current liabilities on the Consolidated Balance Sheets, are $3,479 and $3,312, respectively, and include the deferred estimated fair value of the implied guarantee under outstanding repurchase obligations and the estimated loss upon the eventual resale of expected repurchased product. These reserves do not include any amounts for direct guarantees as the Company does not currently expect any losses from such guarantees. The table below reflects losses incurred under repurchase agreements for the past three fiscal years. The higher losses in fiscal 2009 resulted from the more difficult market conditions in the recreation vehicle business during that year. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cost of units repurchased	$ 5,876	$ 10,001	$ 32,913
Realization of units resold	5,023	8,665	27,652
Losses due to repurchase	$ 853	$ 1,336	$ 5,261

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At July 31, 2011, chassis on hand accounted for as consigned, unrecorded inventory was approximately $23,138. In addition to this consigned inventory, at July 31, 2011, an additional $12,520 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims, other claims and accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material adverse affect on the Company’s financial condition or operating results, except that an adverse outcome in a significant litigation matter, including the matters discussed herein, could have a material adverse effect on the operating results of a particular reporting period.

SEC Matter

The Company had been subject to an SEC review since 2007 regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company reached an agreement with the SEC resolving this matter. The settlement was approved by the U.S. District Court for the District of Columbia and a final judgment incorporating its terms was entered on May 23, 2011. The Company cooperated fully with the SEC in the resolution of this matter.

Under the terms of the settlement, the Company has consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a final judgment of the Court ordering the Company to comply with the Cease and Desist Order issued by the SEC on October 18, 1999, enjoining the Company from violating the books and records and internal control provisions of the federal securities laws and regulations thereunder, imposing a civil cash penalty of $1,000 and requiring the Company to hire an independent consultant not unacceptable to the SEC staff. The $1,000 civil cash penalty, which was previously provided for, has been remitted to the SEC. As of August 30, 2011, the independent consultant completed its review and evaluation of internal accounting controls with respect to certain specified areas as defined in the judgment and issued a report. The report did not recommend any material improvements or enhancements to the Company’s existing system of internal accounting controls in relation to the specified areas that would, when taken together with the Company’s existing internal accounting controls, be necessary to provide reasonable assurance that the Company is in compliance with the books and records and internal control provisions of the Securities Exchange Act of 1934.

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally allege that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs allege various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) has the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings. The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases are now being administered as a mass joinder of claims. There are approximately 4,100 suits currently pending in the MDL Court.

The number of cases currently pending against the Company is approximately 550. Many of these lawsuits involve multiple plaintiffs, each of whom have brought claims against the Company. A number of cases against the Company have been dismissed for various reasons, including duplicative and unmatched lawsuits and failure of plaintiffs to appear or prosecute their claims. In the event a case does not settle or is not dismissed during the MDL proceeding, it is remanded back to the original court for disposition or trial. In September 2009, the MDL Court commenced hearing both bellwether jury trials and bellwether summary jury trials. The summary jury trial process is an alternative dispute resolution method which is non-binding and confidential. The Company has participated in one confidential summary jury trial.

Currently, it is unknown how many plaintiffs’ claims against the Company will proceed in the MDL Court and how many claims will be dismissed. It is also unknown how many plaintiffs will continue to litigate if their case is dismissed without prejudice or remanded back to their court of origin. In July 2011, the MDL Court issued Corrected Pretrial Order No. 88 governing the plaintiff fact sheet deficiency process, the purpose of which, as explained in Pretrial Order 86, is to provide defendants with the necessary information to evaluate claims for global settlement. Pursuant to Corrected Pretrial Order No. 88, defendants have identified deficiencies in the plaintiffs’ fact sheets required to be completed by each plaintiff. Defendants, including the Company, have identified thousands of deficiencies and provided deficiency notices to plaintiffs’ counsel. If a plaintiff fails to cure material deficiencies in his or her fact sheet, the defendants are authorized to file for dismissal of such claim. At this time, the Company is unable to provide a reasonable estimate for the range of loss in the event of an adverse outcome, beyond amounts accrued as of July 31, 2011, because the number of plaintiffs is undetermined and at this stage of the proceedings, evidence of potential damages for each plaintiff has not been introduced.

A group of mobile and manufactured home defendants have agreed to pay $2,625 to settle certain claims that plaintiffs have allegedly been sickened by levels of formaldehyde in the manufactured homes. We understand that settlements have been reached with at least two of the trailer manufacturers, but the terms have not been publicly disclosed.

While the Company may consider pursuing settlement of the matter given the uncertainty of litigation and the cost of defending each individual case if the MDL proceeding ends and the MDL Court remands the individual cases back to their courts of origin, it is uncertain whether the parties can agree upon a mutually acceptable resolution of the litigation. The Company strongly disputes the allegations and continues to vigorously defend the lawsuits.

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff have appealed the trial court’s rulings on the two claims. The Flanigan defendants have entered into a settlement with the plaintiff. Trial is scheduled for 2012, and Damon continues to vigorously defend itself against the asserted claims.

J.     STOCKHOLDERS’ EQUITY

In fiscal 2010, the Company purchased 3,980,000 shares of its common stock at $29.00 per share and held them as treasury stock at a total cost of $115,420. The shares were repurchased by the Company from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. The late Wade F. B. Thompson was the Company’s former Chairman, President and Chief Executive Officer. The repurchase transaction was evaluated and approved by members of the Company’s Board of Directors who are not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of the Company’s common stock outstanding. The Company used available cash to purchase the shares.

The Board approved the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Equity and Incentive Plan”) on October 25, 2010 and the 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) on October 16, 2006. These plans were subsequently approved by shareholders at the 2010 and 2006 annual meetings. These plans are designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the 2006 Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants pursuant to either the 1999 Plan or the 1997 Plan. However, outstanding grants under both plans remain outstanding, subject to the respective terms and conditions of the plans. The maximum number of shares issuable under the 2010 Equity and Incentive Plan is 2,000,000 and under the 2006 Equity Incentive Plan is 1,100,000. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights. Options expire 10 years from the date of grant and are vested evenly over 3 to 5 years from the date of grant.

Stock Options – A summary of option activity under the 1999 Plan, the 2010 Equity and Incentive Plan and the 2006 Equity Incentive Plan is as follows:

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,381,725	$30.20	513,561	$23.47	514,561	$23.48
Exercised	(78,500)	13.33	(586)	26.91	(1,000)	26.91
Canceled	–	–	(1,250)	27.40	–	–
Granted	130,000	27.72	870,000	34.17	–	–

Outstanding at end of year	1,433,225	$30.90	1,381,725	$30.20	513,561	$23.47

Vested and expected to vest at end of year	833,225	$27.82	1,381,725	$30.20	513,561	$23.47

Exercisable at end of year	609,891	$27.84	445,057	$22.99	380,227	$22.39

The weighted average remaining contractual life for outstanding options and exercisable options at July 31, 2011, was 7.53 and 5.62 years, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Aggregate intrinsic value of options outstanding and expected to vest	$647	$2,350	$1,509
Aggregate intrinsic value of options exercisable	$647	$2,263	$1,509

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated when awards are granted. Forfeiture assumptions are revised as necessary to reflect experience. The fair value of the stock options is based upon the market price of the underlying common stock as of the date of the grant, reduced by the present value of estimated future dividends and risk-free interest rates. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of the options represents the period of time that options granted are expected to be outstanding and is estimated using the Company’s historical exercise and termination behavior.

The weighted average fair value of options granted in fiscal 2011 and fiscal 2010 were $10.80 and $14.69, respectively, as calculated by the Black-Scholes method. There were no option grants during fiscal 2009. The assumptions used in determining the fair value of the options granted during fiscal 2011 and fiscal 2010 are as follows:

Grant Date	July 19, 2011	March 14, 2011	July 20, 2010	April 28, 2010
Expected volatility	46%	46%	45%	45%
Expected life of grant	6 years	6 years	6 years	6 years
Risk-free interest rate	1.8%	2.3%	2.2%	3.1%
Expected dividend rate	1.8%	1.2%	0.9%	0.9%

In fiscal years 2011, 2010 and 2009, the Company recorded expenses of $2,707, $1,375 and $589, respectively, for stock option awards. At July 31, 2011, there was $2,431 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 4.06 years.

Cash received from stock option exercises for the fiscal years ended July 31, 2011, 2010 and 2009 was $1,047, $16 and $27, respectively. The total intrinsic value of stock options exercised in fiscal years 2011, 2010 and 2009 was $1,551, $3 and $0, respectively.

The Company recognized a tax benefit related to stock based compensation expense of $1,172, $481 and $226 in fiscal 2011, 2010 and 2009, respectively.

Exercises of options are satisfied with the issuance of new shares from authorized shares.

Stock Awards – The Company’s 1997 Restricted Stock Plan allowed for the granting of up to 600,000 shares of restricted stock to select executives. Restrictions expire 50% after five years following the date of issue and the balance after six years.

A summary of stock award activity under this Plan is as follows:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, Beginning of year	–	$ –	4,000	$ 26.91	32,000	$ 19.22
Granted	–	–	–	–	–	–
Vested	–	–	(4,000)	26.91	(28,000)	18.12
Forfeited	–	–	–	–	–	–

Nonvested, End of year	–	$ –	–	$ –	4,000	$ 26.91

In fiscal 2011, 2010 and 2009 the Company recorded expense for restricted stock awards of $0, $12, and $68, respectively. At July 31, 2011, there was no unrecognized compensation costs related to restricted stock awards.

The total fair value of restricted stock vested during fiscal year 2011, 2010 and 2009 was $0, $113 and $480, respectively.

K.  JOINT VENTURES

In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. As of July 31, 2011, the Company was contingently liable for repurchase obligations of CAT inventory in the amount of $1,017. Any losses related to these obligations would be shared equally by the Company and Cruise America. The Company’s total investment in this joint venture at July 31, 2011 is $2,741.

This investment is 50% owned and is accounted for using the equity method. The Company’s share of the earnings for this investment was $267, $217 and $566 in fiscal 2011, 2010 and 2009, respectively, and is included in the other income caption of the Consolidated Statements of Income.

During fiscal 2011, the Company’s Thor Motor Coach subsidiary had sales to Cruise America of $26,872 and Cruise America had sales to CAT of $0. During fiscal 2010, the Company’s Thor Motor Coach subsidiary had sales to Cruise America of $27,859 and Cruise America did not have any sales to CAT. During fiscal 2009, the Company’s Four Winds subsidiary had sales to Cruise America of $13,623 and Cruise America did not have any sales to CAT.

L.  BUSINESS SEGMENTS

The Company has three reportable segments: 1) towable recreation vehicles, 2) motorized recreation vehicles and 3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream, CrossRoads, Dutchmen, Keystone and Heartland. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream and Thor Motor Coach. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, General Coach, ElDorado California, ElDorado Kansas and Goshen Coach. The operations of SJC are aggregated in the buses reportable segment because SJC has similar economic characteristics to the Company’s bus businesses and the nature of its products, production processes, types of customers, distribution channels and regulatory environment are also similar to those within the Company’s bus businesses.

Manufacturing and sales are conducted in the United States and, to a much lesser extent through fiscal 2010, in Canada. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents, investments and deferred income tax assets.

Net sales:	2011	2010	2009
Recreation vehicles
Towables	$1,977,416	$1,556,591	$953,279
Motorized	363,026	291,958	161,727

Total recreation vehicles	2,340,442	1,848,549	1,115,006
Buses	415,066	428,008	406,890

Total	$2,755,508	$2,276,557	$1,521,896

Income (loss) before income taxes:
Recreation vehicles
Towables	$146,361	$145,604	$47,347
Motorized	12,777	10,628	(29,728)

Total recreation vehicles	159,138	156,232	17,619
Buses	21,951	29,904	17,422
Corporate	(28,462)	(14,743)	(11,646)

Total	$152,627	$171,393	$23,395

Identifiable assets:
Recreation vehicles
Towables	$696,059	$413,112	$358,562
Motorized	93,586	86,726	73,969

Total recreation vehicles	789,645	499,838	432,531
Buses	126,224	124,374	106,823
Corporate	282,201	339,861	411,770

Total	$1,198,070	$964,073	$951,124

Depreciation and amortization expense:
Recreation vehicles
Towables	$18,506	$7,735	$8,371
Motorized	2,474	3,058	2,979

Total recreation vehicles	20,980	10,793	11,350
Buses	2,716	1,981	1,864
Corporate	313	455	269

Total	$24,009	$13,229	$13,483

F-22

	2011	2010	2009

Capital acquisitions:
Recreation vehicles
Towables	$22,835	$8,971	$2,297
Motorized	1,393	706	1,847

Total recreation vehicles	24,228	9,677	4,144
Buses	9,417	2,888	512
Corporate	53	202	479

Total	$33,698	$12,767	$5,135

Export sales to Canada from the Company’s U.S. operations were $444,364, $364,105 and $237,584 in fiscal 2011, 2010 and 2009, respectively.

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

	Year Ended	Year Ended	Year Ended
	July 31, 2011	July 31, 2010	July 31, 2009
Beginning Balance	$ 51,467	$ 41,717	$ 61,743
Provision	61,922	57,314	32,236
Payments	(57,514)	(47,564)	(52,262)
Heartland acquisition	10,179	–	–
Ending Balance	$ 66,054	$ 51,467	$ 41,717

N.   SALE OF BUSINESSES

In June 2008, the Company sold its Thor California travel trailer and fifth wheel business to MVP RV Acquisition Corporation (“MVP”), a new company owned by Thor California’s former management team. The Company reflected expense of $1,036 in fiscal 2009 and $5,411 in fiscal 2008 in connection with this sale.

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

On April 30, 2010, the Company sold its Citair travel trailer and park model business to a former member of Citair’s management. Citair did business in Canada under the names General Coach, Hensall and General Coach, Oliver. The Company recorded a $323 pre-tax loss on the sale in fiscal 2010.

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

In November 2008, the Company announced it would again be providing retail financing for recreation vehicle customers of Thor dealers through the Company’s wholly owned subsidiary, Thor CC, Inc. (“Thor CC”). The business was led by employees of the former joint venture and financed new and used Thor recreation vehicle products sold by its dealers.

On April 5, 2010, Thor selected GMAC Financial Services (“GMAC”) as the preferred retail finance provider for its retail customers.

Thor CC continued to offer retail financing to Thor dealers until GMAC launched its program in May 2010, but has since ceased new loan activity. GMAC, now known as Ally, is accepting retail financing applications from Thor dealers for both new and used recreation vehicles, and plans to expand nationwide to all Thor dealers by the end of calendar year 2011.

The Company closed Thor CC and recognized $627 of corporate costs in connection therewith as of July 31, 2010.

P.  CONCENTRATION OF RISK

One dealer accounted for 17% of the Company’s bus sales for fiscal 2011. The loss of this dealer could have a significant effect on the Company’s bus business. One dealer, FreedomRoads, LLC, accounted for 14% of the Company’s consolidated recreation vehicle net sales for fiscal 2011 and 12% of its consolidated net sales for fiscal 2011. The loss of this dealer could have a significant effect on the Company’s business.

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

The principal amount of the First Loan is payable in full on January 15, 2014 and bears interest at a rate of 12% per annum. Interest was payable in kind for the first year and is payable in cash on a monthly basis thereafter, and all interest payments due to date have been paid in full.

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

The maturity date of the Second Loan is June 30, 2012. Principal is payable in semi-annual installments of $1,000 each, commencing on June 30, 2010, with a final payment of $6,000 on June 30, 2012. Interest on the principal amount of the Second Loan is payable in cash on a quarterly basis at a rate of 12% per annum. All payments of principal and interest due to date have been paid in full.

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

The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 — $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100 and December 22, 2014 — $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in-kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date. The Third Loan Borrowers opted to pay the interest due at each quarter end from March 31, 2010 to June 30, 2011 in-kind and it was capitalized as part of the long-term note receivable.

The First Credit Agreement, the Second Credit Agreement and the Third Credit Agreement each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type. As required by the credit agreements, the Company receives on a quarterly basis financial and operational information from the Borrowers and the Third Loan Borrowers and from the companies in which the Borrowers and the Third Loan Borrowers have significant ownership interests, including FreedomRoads Holding.

This financial and operational information is evaluated as to any changes in the overall credit quality of the Borrowers and the Third Loan Borrowers. Based on the current credit review, the Company does not consider these receivables impaired or requiring an allowance for credit losses.

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

For fiscal 2011, FreedomRoads accounted for 14% of the Company’s consolidated recreation vehicle net sales and 12% of its consolidated net sales. For fiscal 2010, FreedomRoads accounted for 18% of the Company’s consolidated recreation vehicle net sales and 15% of its consolidated net sales. For fiscal year 2009, FreedomRoads accounted for 15% of the Company’s consolidated recreation vehicle net sales and 11% of the Company’s consolidated net sales.

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

For the fiscal year ended July 31, 2011, the Company received $10,203 of insurance proceeds which included $6,315 for business interruption. Recognized insurance recoveries for the fiscal year ended July 31, 2011 of $10,437 included the $10,203 of insurance proceeds along with $234 of insurance recoveries deferred from fiscal 2010. For the fiscal year ended July 31, 2010, the Company received $13,313 of insurance proceeds. Of these proceeds, $13,079 represented insurance recoveries, net of the deductible and $234 represented advances recorded as deferred revenue in other liabilities. For the years ended July 31, 2011 and 2010, a gain on involuntary conversion of $9,417 and $7,593, respectively, was reported in the Company’s Consolidated Statement of Income as follows:

	Year Ended July 31, 2011	Year Ended July 31, 2010	Cumulative Total Since Fire
Insurance recoveries recognized	$ 10,437	$ 18,079	$ 28,516
Deductible	–	(5,000)	(5,000)
Work in process and raw material destroyed	–	(4,305)	(4,305)
Property and equipment destroyed	(165)	(578)	(743)
Clean-up and other costs	(855)	(603)	(1,458)
Gain on Involuntary Conversion	$ 9,417	$ 7,593	$ 17,010

The costs incurred to date of reconstructing the Facility and replacing inventory have been accounted for in the normal course of business. The costs incurred to date as of July 31, 2011 to reconstruct the Facility totaled $6,943 ($5,460 was incurred in fiscal year 2011, with the difference having been incurred in fiscal year 2010). The Facility was substantially completed and operational as of September 28, 2010. The replacement cost of the property and equipment has substantially exceeded the previous carrying costs and the lost profits covered under business interruption and clean-up and related costs are being reimbursed under the policy.

S.  ACQUISITIONS

On September 16, 2010, the Company purchased all of the outstanding capital stock of Towable Holdings, Inc., which owned all of the outstanding equity interests of Heartland Recreational Vehicles, LLC (“Heartland”). Heartland is engaged in the business of manufacturing and marketing recreation vehicles, consisting of travel trailers and fifth wheel vehicles. Heartland operates as a wholly-owned subsidiary of the Company and is managed as its own operating segment that is aggregated into the Company’s towable recreation vehicle reportable segment. The assets acquired as a result of the acquisition include equipment and other tangible and intangible property. The assets of Heartland are used in connection with the operation of Heartland’s business of manufacturing and marketing towable recreation vehicles.

Pursuant to the purchase agreement entered into in connection with the acquisition, the Company paid $99,562, subject to adjustment, in cash and issued 4,300,000 shares of the Company’s unregistered common stock (“Thor Shares”) valued at an aggregate of $90,531. Thus far, adjustments to increase consideration of $170 have been identified and accrued as of July 31, 2011. The value of the Thor Shares was based on an independent appraisal. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The Company expensed $1,826 of transaction costs as part of corporate selling, general and administrative expense in connection with the acquisition during fiscal year 2011.

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

The following table summarizes the fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing. Certain provisional estimates of tax deductible costs have been adjusted and these adjustments reduced net taxes and goodwill by approximately $1,300. Additional adjustments to the allocation are possible and are expected to be finalized in the first quarter of 2012. Such adjustments are not expected to be material.

Current assets	$48,913
Property, plant and equipment	9,993
Dealer network	67,000
Goodwill	93,551
Trademarks	25,200
Technology assets	21,300
Non-compete agreements	4,130
Backlog	690
Current liabilities	(41,073)
Deferred income tax liabilities	(37,364)
Other liabilities	(2,077)

Total fair value of net assets acquired	$190,263

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

The primary reasons for the acquisition include Heartland’s future earning potential, its fit with the Company’s existing operations, its market share and its cash flow. The results of operations of Heartland are included in the Company’s Consolidated Statement of Income from the September 16, 2010 date of acquisition through July 31, 2011. During this period, Heartland recorded net sales of $365,389 and net income before tax of $13,132. Net income before tax includes one-time costs of $746 related to the step-up in finished goods inventory and $690 for amortization of backlog. In addition, Heartland’s results from September 16, 2010 through July 31, 2011 included ongoing amortization costs of $8,563.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of each of the respective periods. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Fiscal Year Ended July 31,

	2011	2010

Net sales	$2,817,400	$2,673,976
Net income	$109,431	$119,676
Basic earnings per common share	$1.96	$2.09
Diluted earnings per common share	$1.96	$2.08

On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 of future cash obligations to the seller for a total purchase price of $20,081. The Company believes that the ambulance business is a natural fit with its bus business and has included the operations of SJC in its Buses reportable segment. The operations of SJC are included in the Company’s operating results from the date of its acquisition. From March 1, 2010 through July 31, 2010, SJC recorded net sales of $13,218 and acquisition costs were not material.

Based on internal and independent external valuations, the Company allocated the purchase price to the net identifiable assets of SJC as follows:

Net working capital	$7,412
Property, plant and equipment	2,459
Dealer network	5,230
Goodwill	2,490
Trademarks	2,100
Technology	270
Non-compete	120

$20,081

Amortized intangible assets have a weighted average useful life of 13.4 years. The dealer network is being amortized on a straight line basis over 14 years, and the technology assets and non-compete agreements, are both being amortized on a straight line basis over 5 years. Goodwill is not subject to amortization. The entire goodwill balance is tax deductible. Pro forma financial information has not been presented due to its insignificance.

T.  LIQUIDATION OF INSURANCE SUBSIDIARY

The Company ceased insuring risks through its insurance subsidiary during fiscal 2010 because of the uncertainty of the timing of the deductibility of the insurance premium. Further, the Company did not believe that the future benefits of the insurance subsidiary, including the risk shifting and risk distribution among the Company’s operating subsidiaries, would be in excess of the administrative cost of maintenance. Effective May 31, 2010, the insurance subsidiary was fully liquidated and dissolved and the Company did not incur any losses related to the liquidation.

U.  SUBSEQUENT EVENTS

The Company entered into a Repurchase Agreement, dated as of August 12, 2011 (the “Repurchase Agreement”), to purchase shares of its common stock from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. Pursuant to the terms of the Repurchase Agreement, the Company agreed to purchase from the Estate 1,000,000 shares of its common stock at a price of $20 per share, representing an aggregate purchase price of $20,000. The Estate holds shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. Alan Siegel, a member of the board of directors of the Company (the “Board”), is a co-executor of the Estate. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Estate. The transaction was consummated on August 15, 2011. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

***********

