Form 10-Q
period 2011-10-31
THOR INDUSTRIES INC
filed 2011-11-28
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2011.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                  No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2011
Common stock, par value
$ .10 per share	54,840,010 shares

PART I -  FINANCIAL INFORMATION

Unless otherwise indicated, all dollar amounts presented in thousands except share and per share data.

ITEM 1.    FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31, 2011	July 31, 2011
ASSETS	October 31, 2011	July 31, 2011
Current assets:
Cash and cash equivalents	$207,538	$215,435
Accounts receivable:
Trade, less allowance for doubtful accounts of $528 at 10/31/11 and $549 at 7/31/11	155,596	162,188
Other	9,652	7,305
Inventories	183,125	184,498
Notes receivable	7,536	7,562
Prepaid expenses and other	7,925	5,191
Deferred income taxes	40,319	41,588

Total current assets	611,691	623,767

Property, plant and equipment:
Land	23,261	23,261
Buildings and improvements	163,265	162,627
Machinery and equipment	83,097	82,349

Total cost	269,623	268,237
Less accumulated depreciation	103,212	100,023

Net property, plant and equipment	166,411	168,214

Investments – in joint venture	2,782	2,741

Other assets:
Long-term investments	1,993	2,042
Goodwill	245,209	244,452
Amortizable intangible assets	122,408	125,255
Long-term notes receivable	23,160	22,801
Other	8,715	8,798

Total other assets	401,485	403,348

TOTAL ASSETS	$1,182,369	$1,198,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,559	$119,494
Accrued liabilities:
Compensation and related items	30,871	34,599
Product warranties	66,322	66,054
Income and other taxes	8,569	14,037
Promotions and rebates	14,894	12,345
Product/property and related liabilities	16,275	16,241
Other	15,060	15,828

Total current liabilities	268,550	278,598

Other long-term liabilities	15,200	15,315
Unrecognized income tax benefits	44,068	43,024
Deferred income taxes	24,016	24,859

Total long-term liabilities	83,284	83,198

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 61,697,349 shares at 10/31/11 and 7/31/11	6,170	6,170
Additional paid-in capital	190,288	190,127
Retained earnings	843,279	829,148
Accumulated other comprehensive loss	(98)	(67)
Less treasury shares of 6,857,339 at 10/31/11 and 5,857,339 at 7/31/11, at cost	(209,104)	(189,104)

Total stockholders’ equity	830,535	836,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,182,369	$1,198,070

See notes to the condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended October 31,
	2011	2010
Net sales	$673,000	$606,684
Cost of products sold	598,022	530,106

Gross profit	74,978	76,578
Selling, general and administrative expenses	38,460	44,891
Impairment of trademarks	–	2,036
Amortization of intangible assets	2,847	2,075
Gain on involuntary conversion	–	4,802
Interest income	1,069	1,023
Interest expense	143	70
Other income, net	51	455

Income before income taxes	34,648	33,786
Income taxes	12,290	10,098

Net income	$22,358	$23,688

Weighted average common shares outstanding:
Basic	54,992,184	53,621,890
Diluted	55,014,007	53,708,104
Earnings per common share:
Basic	$0.41	$0.44
Diluted	$0.41	$0.44
Regular dividends declared and paid per common share:	$0.15	$0.10

See notes to the condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net income	$22,358	$23,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,514	3,340
Amortization of intangibles	2,847	2,075
Impairment of trademarks	–	2,036
Deferred income tax provision	444	3,000
(Gain)/loss on disposition of property, plant and equipment	2	(26)
Stock-based compensation	161	845
Excess tax benefits from stock-based awards	–	(446)
Gain on involuntary conversion of assets	–	(2,117)
Changes in assets and liabilities (excluding acquisition):
Accounts receivable	4,245	43,818
Inventories	1,373	(14,050)
Notes receivable	26	–
Prepaid expenses and other	(3,251)	(476)
Accounts payable	(2,437)	(27,512)
Accrued liabilities	(7,870)	(25,523)
Other liabilities	929	1,042

Net cash provided by operating activities	22,341	9,694

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,041)	(16,642)
Proceeds from dispositions of property, plant and equipment	–	648
Proceeds from disposition of investments	–	2,150
Insurance proceeds from involuntary conversion of assets	–	2,496
Acquisition of operating subsidiary	(170)	(99,562)
Other	200	–

Net cash used in investing activities	(2,011)	(110,910)

Cash flows from financing activities:
Cash dividends	(8,227)	(5,578)
Purchase of treasury stock	(20,000)	–
Excess tax benefits from stock-based awards	–	446
Proceeds from issuance of common stock	–	344

Net cash used in financing activities	(28,227)	(4,788)

Net decrease in cash and equivalents	(7,897)	(106,004)
Cash and cash equivalents, beginning of period	215,435	247,751

Cash and cash equivalents, end of period	$207,538	$141,747

Supplemental cash flow information:
Income taxes paid	$23,217	$28,315
Interest paid	$143	$70
Non-cash transactions:
Capital expenditures in accounts payable	$144	$321
Common stock issued in business acquisition	$–	$90,531

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of towable recreation vehicles, motorized recreation vehicles and buses. Accordingly, the Company has presented segment financial information for these three segments in Note 6 to the Condensed Consolidated Financial Statements.

The July 31, 2011 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Due to seasonality within the recreation vehicle industry, the results of operations for the three months ended October 31, 2011 are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recalls, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and assumptions made in impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements, including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Acquisition

On September 16, 2010, the Company purchased all of the outstanding capital stock of Towable Holdings, Inc., which owned all of the outstanding equity interests of Heartland Recreational Vehicles, LLC, (“Heartland”). Heartland is engaged in the business of manufacturing and marketing recreation vehicles, consisting of travel trailers and fifth wheel vehicles. Heartland operates as a wholly-owned subsidiary of the Company and is managed as its own operating unit that is aggregated into the Company’s towable recreation vehicle reportable segment. The assets acquired as a result of the acquisition include equipment and other tangible and intangible property. The assets of Heartland are used in connection with the operation of Heartland’s business of manufacturing and marketing towable recreation vehicles.

Pursuant to the purchase agreement entered into in connection with the acquisition, the Company paid $99,732 in cash (includes $99,562 paid on the acquisition date and $170 in subsequent working capital true-up adjustments) and issued 4,300,000 shares of the Company’s restricted, unregistered common stock (“Thor Shares”) valued at an aggregate of $90,531. The value of the restricted Thor Shares was based on an independent appraisal. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The Company expensed $1,796 of transaction costs as part of corporate selling, general and administrative expense in connection with the acquisition during the three months ended October 31, 2010.

Members of management of Heartland who received Thor Shares also entered into a stock restriction agreement with the Company, which, among other things, places certain restrictions aligned with their employment with the Company on the disposition of the Thor shares issued to such persons for a period of four years after the closing of the transaction. These restrictions lapse in pro rata amounts beginning on the first anniversary of the closing of the transaction and every six months thereafter, with an exception for certain permitted acceleration events. In addition, the Company granted to the former indirect security holders of Heartland who received Thor Shares registration rights to register the resale of the Thor Shares.

The following table summarizes the fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing. Adjustments to the allocation have been made in the three months ended October, 31, 2011 to reflect the finalization of certain indemnification matters. These adjustments increased goodwill by approximately $757.

$190,2630000
Current assets	$48,913
Property, plant and equipment	9,993
Dealer network	67,000
Goodwill	94,308
Trademarks	25,200
Design technology assets	21,300
Non-compete agreement	4,130
Backlog	690
Current liabilities	(41,830)
Deferred income tax liabilities	(37,364)
Other liabilities	(2,077)

Total fair value of net assets acquired	$190,263

The Company did not assume any of Heartland’s outstanding debt, other than the existing capital lease obligations of $429. Amortized intangible assets have a weighted average useful life of 14.9 years. The dealer network was valued based on the Discounted Cash Flow Method and is being amortized on an accelerated cash flow basis over 12 years. The design technology assets were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 10 to 15 years. The non-compete agreements with certain Heartland managers were valued based on the Lost Income Method, a form of the Discounted Cash Flow Method, and are being amortized on a straight line basis over 5 years. The trademarks were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 25 years. The backlog was valued based on the Discounted Cash Flow Method and was amortized over 3 weeks. Goodwill is not subject to amortization. Prior to the acquisition, Heartland had historical net tax basis in goodwill of approximately $11,600 that is deductible for tax purposes and will continue to be deductible.

The primary reasons for the acquisition include Heartland’s future earning potential, its fit with the Company’s existing operations, its market share and its cash flow. The results of operations of Heartland are included in the Company’s Condensed Consolidated Statements of Operations from the date of the acquisition.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of the indicated period. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

Three Months Ended October 31, 2010
Net sales	$668,576
Net income	$26,816
Basic earnings per common share	$0.48
Diluted earnings per common share	$0.48

3.	Inventories

Major classifications of inventories are:

	October 31, 2011	July 31, 2011
Raw materials	$101,910	$104,360
Chassis	39,154	46,548
Work in process	50,162	48,575
Finished goods	21,063	14,179

Total	212,289	213,662
Excess of FIFO costs over LIFO costs	(29,164)	(29,164)

Total inventories	$183,125	$184,498

Of the $212,289 of inventory at October 31, 2011, all but $32,886 at certain subsidiaries are valued on a last-in, first-out basis. The $32,886 of inventory is valued on a first-in, first-out method.

4.	Earnings Per Common Share

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Weighted average common shares outstanding for basic earnings per share	54,992,184	53,621,890
Stock options	21,823	86,214

Weighted average common shares outstanding for diluted earnings per share	55,014,007	53,708,104

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At October 31, 2011 and 2010, the Company had 778,725 and 909,000, respectively, of antidilutive stock options outstanding which were excluded from this calculation.

5.	Comprehensive Income

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Net income	$22,358	$23,688
Change in temporary impairment of investments, net of tax	(31)	132

Comprehensive income	$22,327	$23,820

6.	Segment Information

The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles and (3) buses. The towable recreation vehicle segment consists of product lines from the following operating companies, each of which is its own operating segment, that have been aggregated: Airstream, CrossRoads, Dutchmen, Keystone and Heartland. The motorized recreation vehicle segment consists of product lines from the following operating companies that have been aggregated: Airstream and Thor Motor Coach. The bus segment consists of the following operating companies that have been aggregated: Champion Bus, General Coach, ElDorado California, ElDorado Kansas and Goshen Coach. Intersegment sales are not material.

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Net Sales:
Recreation vehicles:
Towables	$499,104	$422,449
Motorized	62,556	84,114

Total recreation vehicles	561,660	506,563
Buses	111,340	100,121

Total	$673,000	$606,684

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$32,591	$33,100
Motorized	1,293	1,004

Total recreation vehicles	33,884	34,104
Buses	5,266	9,419
Corporate	(4,502)	(9,737)

Total	$34,648	$33,786

	October 31, 2011	July 31, 2011
Identifiable Assets:
Recreation vehicles:
Towables	$698,710	$696,059
Motorized	73,827	93,586

Total recreation vehicles	772,537	789,645
Buses	124,333	126,224
Corporate	285,499	282,201

Total	$1,182,369	$1,198,070

7.	Treasury Stock

The Company entered into a Repurchase Agreement, dated as of August 12, 2011 (the “Repurchase Agreement”), to purchase shares of its common stock from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. Pursuant to the terms of the Repurchase Agreement, on August 15, 2011, the Company purchased from the Estate 1,000,000 shares of its common stock at a price of $20.00 per share, and held them as treasury stock, representing an aggregate purchase price of $20,000. The closing price of Thor common stock on August 12, 2011 was $20.62. The Estate holds shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. Alan Siegel, a member of the board of directors of the Company (the “Board”), is a co-executor of the Estate. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Estate. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

8.	Investments and Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2011 and July 31, 2011:

	00000000000000000	00000000000000000	00000000000000000	00000000000000000
	October 31, 2011		July 31, 2011
	Cash and Cash Equivalents	Auction Rate Securities	Cash and Cash Equivalents	Auction Rate Securities
Levels of Input:

Level 1	$207,538	$–	$215,435	$–
Level 2	–	–	–	–
Level 3	–	1,993	–	2,042

	$207,538	$1,993	$215,435	$2,042

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions.

Level 3 assets consist of bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the federal government. Auction rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ par value.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

00000000000000
Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balances at August 1, 2011	$2,042
Net change in other comprehensive income	(49)
Net loss included in earnings	–
Purchases	–
Sales/Maturities	–

Balances at October 31, 2011	$1,993

In addition to the above investments, the Company holds other securities of $8,638 at October 31, 2011 ($8,715 at July 31, 2011) for the benefit of certain employees of the Company as part of a deferred compensation plan for which an equal and offsetting liability is also recorded. These securities represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. The securities are included in other assets and the related deferred compensation is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of these assets and the related deferred liability are both reflected in net income.

9.	Goodwill and Other Intangible Assets

The components of amortizable intangible assets are as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000
	Weighted Average Remaining Life in Years	October 31, 2011		July 31, 2011
			Accumulated		Accumulated
		Cost	Amortization	Cost	Amortization
Dealer networks	11	$72,230	$7,972	$72,230	$6,154
Non-compete agreements	4	6,321	3,040	6,851	3,300
Trademarks	24	36,669	1,386	36,669	1,008
Design technology and other intangibles	13	21,300	1,714	22,260	2,293

Total amortizable intangible assets		$136,520	$14,112	$138,010	$12,755

Dealer networks are primarily being amortized on an accelerated cash flow basis. Non-compete agreements, trademarks and design technology and other intangibles are amortized on a straight-line basis.

Prior to the Heartland acquisition, the Company had deemed its various trademarks to have indefinite lives and therefore not subject to amortization. However, in assessing the trademarks obtained in the Heartland acquisition, the Company determined that with the cyclicality in the RV industry and the extent of competition in the industry it was more appropriate to consider those trademarks as definite-lived assets with 25 year useful lives. The Company also re-assessed its other trademarks and, effective on May 1, 2011, re-characterized all of its trademarks as definite-lived assets with useful lives of 20-25 years based on its assessment of the factors listed above in regards to the specific trademarks. Accordingly, all trademarks are now subject to amortization.

Estimated annual amortization expense is as follows:

$11,13100
For the fiscal year ending July 2012	$11,131
For the fiscal year ending July 2013	$10,939
For the fiscal year ending July 2014	$10,671
For the fiscal year ending July 2015	$10,313
For the fiscal year ending July 2016 and thereafter	$82,201

The change in carrying value in goodwill from July 31, 2011 to October 31, 2011 is as follows:

Goodwill
Balance at July 31, 2011	$244,452
Adjustment to Heartland acquisition goodwill in towables reportable segment	757

Balance at October 31, 2011	$245,209

All but $7,106 (buses segment) of the goodwill resides in the towable recreation vehicles segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. Thor’s reporting units are the same as its operating segments, which are identified in Note 6.

During the first quarter of fiscal year 2011, the Company decided to combine its Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, trademark associated with one of the former operating companies ceased to be used. Intangible assets were reviewed at that time for a potential impairment, and the related trademark values of $2,036 were written off. The fair value of the trademarks was determined using level 3 inputs as defined by ASC 820.

10.	Product Warranties

The Company generally provides retail customers of its products with a one-year warranty covering defects in material or workmanship, with longer warranties of up to five years on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Management believes that the warranty reserve is adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted on a quarterly basis.

Changes in our product warranty reserves are as follows:

	$66,3220	$66,3220
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Beginning balance	$66,054	$51,467
Provision	17,072	14,366
Payments	(16,804)	(13,538)
Heartland acquisition	–	10,179

Ending balance	$66,322	$62,474

11.	Contingent Liabilities and Commitments

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. The standby repurchase agreement obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In addition to the guarantee under these repurchase agreements, the Company also provides limited dealer inventory financing guarantees to certain of its dealers, most of which are expected to expire in fiscal 2012.

The Company’s principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at October 31, 2011 are summarized in the following chart:

	00000000	00000000	00000000
Commitment	Total Amount Committed		Terms of Commitments
Guarantee on dealer inventory financing		$1,281	Various
Standby repurchase obligations on dealer inventory financing		$775,646	Up to eighteen months

We account for the guarantee under our repurchase agreements of our dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the guarantee. The estimated fair value takes into account our estimate of the losses we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers.

This deferred amount is included in our repurchase and guarantee reserve balance of $3,501 as of October 31, 2011. This reserve does not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements in the periods noted. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flow.

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Cost of units repurchased	$1,700	$2,220
Realization of units resold	1,527	1,927

Losses due to repurchase	$173	$293

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At October 31, 2011, chassis on hand accounted for as consigned, unrecorded inventory was $17,698. In addition to this consigned inventory, at October 31, 2011, an additional $8,927 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims, other claims and accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in the FEMA Trailer Formaldehyde Litigation, there exists the possibility of a material adverse impact on our financial statements.

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

Currently, it is unknown how many plaintiffs’ claims against the Company will proceed in the MDL Court and how many claims will be dismissed. It is also unknown how many plaintiffs will continue to litigate if their case is dismissed without prejudice or remanded back to their court of origin. In July 2011, the MDL Court issued Corrected Pretrial Order No. 88 governing the plaintiff fact sheet deficiency process, the purpose of which is to provide defendants with the necessary information to evaluate claims for global settlement. Defendants, including the Company, have identified thousands of deficiencies and provided deficiency notices to plaintiffs’ counsel. If a plaintiff fails to cure material deficiencies in his or her fact sheet, the defendants are authorized to file for dismissal of such claim. The Company has commenced the process of filing motions for dismissal with respect to claims of plaintiffs in cases where the plaintiff failed to cure material deficiencies in his or her fact sheet or otherwise comply with the MDL Court ordered fact sheet process. At this time, the Company is unable to provide a reasonable estimate for the range of loss in the event of an adverse outcome, beyond amounts accrued as of October 31, 2011, because the number of plaintiffs is undetermined and at this stage of the proceedings, evidence of potential damages for each plaintiff has not been introduced.

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

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff appealed the trial court’s rulings on the two claims. The Flanigan defendants entered into a settlement with the plaintiff. On November 10, 2011, the Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, decided the appeal in favor of Damon and ordered the case against Damon dismissed. Plaintiff may appeal the Court’s Order dismissing the lawsuit.

SEC Matter

The Company was subject to an SEC review that commenced in 2007 regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company reached an agreement with the SEC resolving this matter. The settlement was approved by the U.S. District Court for the District of Columbia and a final judgment incorporating its terms was entered on May 23, 2011. The Company cooperated fully with the SEC in the resolution of this matter.

Under the terms of the settlement, the Company consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a final judgment of the Court ordering the Company to comply with the Cease and Desist Order issued by the SEC on October 18, 1999 enjoining the Company from violating the books and records and internal control provisions of the federal securities laws and regulations thereunder, imposing a civil cash penalty of $1,000 and requiring the Company to hire an independent consultant not unacceptable to the SEC staff. The $1,000 civil cash penalty was provided for and remitted to the SEC in fiscal year 2011. As of August 30, 2011, the independent consultant completed its review and evaluation of internal accounting controls and record-keeping policies with respect to certain specified areas as defined in the judgment and issued a report. The report did not recommend any material improvements or enhancements to the Company’s existing system of internal accounting controls in relation to the specified areas that would, when taken together with the Company’s existing internal accounting controls, be necessary to provide reasonable assurance that the Company is in compliance with the books and records and internal control provisions of the Securities Exchange Act of 1934.

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

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three month period ended October 31, 2011, no material changes occurred in the balance of unrecognized tax benefits. The Company accrued $370 in interest and penalties during the quarter ended October 31, 2011 related to the remaining uncertain tax benefits recorded at July 31, 2011.

The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, multiple U.S. state income tax returns and multiple Canadian income tax returns. The Company has been audited for U.S. federal purposes through fiscal 2007. Periodically, various state and local jurisdictions conduct audits and therefore a variety of other years are subject to state and local review. The Company is currently being audited by the State of California for the tax years ended July 31, 2007 and July 31, 2008. The Company has reserved for its exposure to additional payments for uncertain tax positions on its California income tax returns in its liability for unrecognized tax benefits. In addition, the Company is currently being audited by the State of Oregon for tax years ended July 31, 2006 through July 31, 2008 and has been notified by the State of Indiana that it will be audited for the tax years ended July 31, 2008, 2009 and 2010. No reserve has been established for possible payments or penalties in these states as the Company does not believe there are significant uncertain tax positions in its tax returns in Oregon and Indiana.

The overall effective income tax rate for the three months ended October 31, 2011 was 35.5% compared with 29.9% for the three months ended October 31, 2010. The primary reason for the increase in the overall effective income tax rate from October 31, 2010 to October 31, 2011 was the favorable settlement of certain state uncertain tax benefits that occurred for the three months ended October 31, 2010 as compared to the three months ended October 31, 2011, partially offset by a reduction to the state blended tax rate for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010.

The Company anticipates a decrease of approximately $3,500 in unrecognized tax benefits, and $800 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

13.	Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2011	$829,148
Net income	22,358
Dividends paid	(8,227)

Balance as of October 31, 2011	$843,279

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

On December 22, 2009, the Company entered into a third credit agreement (the “Third Credit Agreement”) with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (each of the foregoing persons, on a joint and several basis, the “Third Loan Borrowers”), pursuant to which the Company loaned $10,000 to the Third Loan Borrowers (the “Third Loan”). The Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding, the indirect parent company of FreedomRoads. Pursuant to the terms of the Third Credit Agreement, the Third Loan Borrowers agreed to use the proceeds of the Third Loan solely to provide a loan to one of FreedomRoads Holding’s subsidiaries which would ultimately be contributed as equity to FreedomRoads to be used for working capital purposes.

The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 – $500; December 31, 2012 – $1,000; December 31, 2013 – $1,100; and December 22, 2014 – $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in-kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date. The Third Loan Borrowers opted to pay the interest due at each quarter end from March 31, 2010 to September 30, 2011 in-kind and it was capitalized as part of the long-term note receivable.

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

In connection with the First Loan, the Borrowers caused FreedomRoads Holding and its subsidiaries (collectively, the “FR Dealers”), to enter into an exclusivity agreement pursuant to which the FR Dealers agreed to purchase a certain percentage of their new recreation vehicles from the Company and its subsidiaries. The term of this agreement, as subsequently amended in connection with the Second Loan and the Third Loan, continues until December 22, 2029 unless earlier terminated in accordance with its terms.

15.	Concentration of Risk

One dealer, FreedomRoads, accounted for 12% of the Company’s consolidated recreation vehicle net sales for the three months ended October 31, 2011 and 10% of its consolidated net sales for the three months ended October 31, 2011. The loss of this dealer could have a significant effect on the Company’s business.

16.	Fire at Bus Production Facility

On February 14, 2010, a fire occurred at one of the Company’s bus facilities (the “Facility”). The fire resulted in the destruction of a significant portion of the work in process, raw materials and equipment contained in the Facility. The Company maintains a property and business interruption insurance policy that provided substantial coverage for the losses arising from this incident, less the first $5,000 representing the Company’s deductible per the policy.

During the three months ended October 31, 2010, the Company received $5,384 of insurance proceeds which included $2,323 for business interruption. Recognized insurance recoveries for the three months ended October 31, 2010 include the $5,384 of insurance proceeds along with $70 of previously unrecognized insurance recoveries less $652 of clean up and other costs incurred during the period for a gain on involuntary conversion of $4,802.

The reconstructed facility was operational in September 2010. No related costs or additional insurance proceeds have been recognized in fiscal 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 39%. In the motorized segment of the RV industry we have a U.S. market share of approximately 21%. Our U.S. and Canada market share in small and mid-size buses is approximately 38%. We also manufacture and sell 40-foot buses at our facility in Southern California and manufacture and sell ambulances at our Goshen Coach facility in Elkhart, Indiana.

On September 16, 2010, we acquired 100% of Towable Holdings, Inc., parent company of Heartland Recreational Vehicles, LLC (“Heartland”), pursuant to a stock purchase agreement. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland continues as an independent operation, in the same manner as our existing RV and bus companies, and its operations are included in our Towables reportable segment.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital acquisitions of $1,713 for the three months ended October 31, 2011 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

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

Trends and Business Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”) which is typically issued on a one month lag and represents the manufacturers’ RV production and delivery to dealers. In addition, the Company also utilizes monthly retail sales trends as reported by Statistical Surveys, Inc. (“Stat Surveys”). Stat Surveys data is typically issued on a month and a half lag. The Company believes that monthly RV retail sales data is the most important as the consumers’ purchases dictate future dealer orders and ultimately our production.

After declining wholesale shipments in calendar years 2008 and 2009, industry conditions in the RV market substantially improved in calendar year 2010, with RV wholesale shipments of travel trailers, fifth wheels and motorized RVs up 48.1% for the twelve months ended December 31, 2010, according to RVIA. This large increase in shipments in calendar year 2010 was attributable to a number of forces in the market including: RV dealers’ restocking of depleted lot inventories, improved floor plan financing availability to RV dealers and improved retail sales to consumers. The slower growth rate in wholesale shipments in calendar year 2011 (4.3% for the nine months ended September 30, 2011) is attributable to lower consumer confidence and uncertain economic conditions.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers remaining cautious given current economic uncertainties. Thor’s RV backlog as of October 31, 2011 was up 18% to approximately $300,000 from $254,000 as of October 31, 2010. The increase in the RV backlog is partially attributable to dealer enthusiasm for our new RV product lines and sales incentives offered in connection with the Thor Open House event held in Elkhart, Indiana in September 2011.

Key wholesale statistics for the RV industry, as reported by RVIA (rounded to the nearest hundred) are as follows:

	00000000000000	00000000000000	00000000000000	00000000000000
	U.S. and Canada Wholesale Shipments
	Calendar Year to Date through September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Towables Units (1)	167,700	160,200	7,500	4.7%
Motorized Units	20,000	19,700	300	1.5%

Total	187,700	179,900	7,800	4.3%

(1) Excluding Folding Camp Trailers and Truck Campers, which the Company does not manufacture.

According to the RVIA, all 2011 calendar year wholesale shipments are forecast to total 247,500 units, a 2.1% increase over 2010. RVIA has also forecast that all 2012 calendar year shipments will total 242,400 units, a 2.1% reduction from the expected 2011 wholesale shipments, with most of the 2012 weakness expected in folding camping trailers and truck campers, which the Company does not manufacture.

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward. We also believe that current levels of discounting will continue in the near term due to current economic conditions and competitive pressures.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc., are as follows:

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	U.S. and Canada Retail Registrations
	Calendar Year to Date through September 30,
	2011	2010	Increase (Decrease)	% Change

Towables Units (1)	168,959	160,118	8,841	5.5%
Motorized Units	19,178	19,538	(360)	(1.8%)

(1) Excluding Camping Trailers, which the Company does not manufacture.

Note: Data reported by Statistical Surveys, Inc. based on official state records. This information is subject to adjustment and is continuously updated.

The Company’s wholesale RV shipments, including Heartland since its acquisition in September 2010, were as follows:

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	Wholesale Shipments
	Calendar Year to Date through September 30,
	2011	2010	Increase (Decrease)	% Change
Towables Units	66,754	58,254	8,500	14.6%
Motorized Units	3,968	3,708	260	7.0%

Retail shipments of the Company’s RV products, including Heartland since its acquisition in September 2010, as reported by Statistical Surveys, Inc., were as follows:

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	U.S. and Canada Retail Registrations
	Calendar Year to Date through September 30,
	2011	2010	Increase (Decrease)	% Change
Towables Units	64,335	53,192	11,143	20.9%
Motorized Units	3,825	3,484	341	9.8%

Our outlook for future retail sales is tempered by the continuing economic conditions faced by consumers, including current fuel prices, the continuing rate of unemployment, the current low level of consumer confidence, poor income growth of consumers, credit constraints, continued weakness in the housing market and the likelihood of rising taxes, all of which could slow the pace of RV sales. However, if consumer confidence improves, retail and wholesale credit remains available, interest rates remain low and economic uncertainties begin to dissipate, we would expect to see an improvement in RV sales and expect to benefit from our ability to increase production. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population.

Economic or industry-wide factors affecting our RV business include raw material costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. Cost increases we witnessed earlier in the 2011 calendar year have started to abate for steel, aluminum and copper with thermoplastic prices holding steady at the higher cost levels. Future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to consumers.

Government entities are the primary purchaser or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses decreased 5.3% for the six months ended June 30, 2011 compared with the same period in 2010. Federal stimulus funds helped the transit industry in the recent economic downturn, however, that funding has now expired. Municipal budgets have been reduced and transit agencies’ operating costs have increased. As a result, we have experienced a softening of order input at some of our bus operations and an increase in discounting required to secure orders. As of October 31, 2011, our buses reportable segment backlog is down by approximately 1% to $210,000 as compared to $212,000 as of October 31, 2010. We have recently started to see public agencies and private operators begin to replace their fleets. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers, and the introduction of new bus products.

The supply of chassis, used in both motorized RV and bus production, is adequate for current production levels and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not experienced any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry deteriorates, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Three Months Ended October 31, 2011 vs. Three Months Ended October 31, 2010

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$499,104	$422,449	$76,655	18.1
Motorized	62,556	84,114	(21,558)	(25.6)

Total Recreation Vehicles	561,660	506,563	55,097	10.9
Buses	111,340	100,121	11,219	11.2

Total	$673,000	$606,684	$66,316	10.9

# OF UNITS:
Recreation Vehicles
Towables	19,060	18,211	849	4.7
Motorized	804	1,085	(281)	(25.9)

Total Recreation Vehicles	19,864	19,296	568	2.9
Buses	1,687	1,415	272	19.2

Total	21,551	20,711	840	4.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$59,898	12.0	$57,869	13.7	$2,029	3.5
Motorized	4,898	7.8	8,075	9.6	(3,177)	(39.3)

Total Recreation Vehicles	64,796	11.5	65,944	13.0	(1,148)	(1.7)
Buses	10,182	9.1	10,634	10.6	(452)	(4.3)

Total	$74,978	11.1	$76,578	12.6	$(1,600)	(2.1)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$24,655	4.9	$22,986	5.4	$1,669	7.3
Motorized	3,603	5.8	5,032	6.0	(1,429)	(28.4)

Total Recreation Vehicles	28,258	5.0	28,018	5.5	240	0.9
Buses	4,701	4.2	5,196	5.2	(495)	(9.5)
Corporate	5,501	–	11,677	–	(6,176)	(52.9)

Total	$38,460	5.7	$44,891	7.4	$(6,431)	(14.3)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$32,591	6.5	$33,100	7.8	$(509)	(1.5)
Motorized	1,293	2.1	1,004	1.2	289	28.8

Total Recreation Vehicles	33,884	6.0	34,104	6.7	(220)	(0.6)
Buses	5,266	4.7	9,419	9.4	(4,153)	(44.1)
Corporate	(4,502)	–	(9,737)	–	5,235	53.8

Total	$34,648	5.1	$33,786	5.6	$862	2.6

ORDER BACKLOG:	As of October 31, 2011	As of October 31, 2010	Change Amount	% Change
Recreation Vehicles
Towables	$256,889	$181,423	$75,466	41.6
Motorized	42,583	72,775	(30,192)	(41.5)

Total Recreation Vehicles	299,472	254,198	45,274	17.8
Buses	210,245	212,602	(2,357)	(1.1)

Total	$509,717	$466,800	$42,917	9.2

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2011 increased $66,316, or 10.9%, compared to the three months ended October 31, 2010, partially attributable to the success of the Thor Open House event held in Elkhart, Indiana in September 2011. Heartland accounted for $54,072 of the total $66,316 increase in net sales, as Heartland’s results include three months in the current quarter as compared with the six weeks of operations in the prior year quarter from the date of acquisition. Consolidated gross profit decreased $1,600, or 2.1%, compared to the three months ended October 31, 2010. Consolidated gross profit was 11.1% of consolidated net sales for the three months ended October 31, 2011 compared to 12.6% of consolidated net sales for the three months ended October 31, 2010. This 1.5% decrease in gross profit percentage was driven primarily by increased discounting and dealer incentive programs within the RV segments in the current period, as dealer and competitor pressures have necessitated greater discounting and incentives to secure sales. Certain material costs have increased in the current period as well. Selling, general and administrative expenses for the three months ended October 31, 2011 decreased 14.3% compared to the three months ended October 31, 2010. Income before income taxes for the three months ended October 31, 2011 was $34,648 as compared to the three months ended October 31, 2010 of $33,786, an increase of 2.6%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below. While the Thor Open House may have had the effect of accelerating sales from future periods, the impact cannot be determined at this time and dealer inventories remain balanced.

Corporate costs included in selling, general and administrative expenses decreased $6,176 to $5,501 for the three months ended October 31, 2011 compared to $11,677 for the three months ended October 31, 2010. The decrease is primarily attributable to one-time legal and professional fees of $1,796 incurred in the prior year in connection with the Heartland acquisition and $1,448 in additional fees in the prior year related to the now completed SEC review. Ongoing legal and professional fees have also decreased $1,122. In addition, deferred compensation plan expense decreased $772 and stock option expense decreased $685.

Corporate interest income and other income and expense was $999 for the three months ended October 31, 2011 compared to $1,940 for the three months ended October 31, 2010. The decrease of $941 is primarily due to other expenses increasing in the current year due to the market value depreciation of $772 on the Company’s deferred compensation plan assets as compared to the prior year.

The overall effective income tax rate for the three months ended October 31, 2011 was 35.5% compared with 29.9% for the three months ended October 31, 2010. The primary reason for the increase in the overall effective income tax rate was the favorable settlement of certain state uncertain tax benefits that occurred for the three months ended October 31, 2010 as compared to the three months ended October 31, 2011, partially offset by a reduction to the state blended tax rate for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the three months ended October 31, 2011 vs. the three months ended October 31, 2010:

	Three Months Ended October 31, 2011	% of Segment Net Sales	Three Months Ended October 31, 2010	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$222,748	44.6	$196,349	46.5	$26,399	13.4
Fifth Wheels	271,550	54.4	220,881	52.3	50,669	22.9
Other	4,806	1.0	5,219	1.2	(413)	(7.9)

Total Towables	$499,104	100.0	$422,449	100.0	$76,655	18.1

	Three Months Ended October 31, 2011	% of Segment Shipments	Three Months Ended October 31, 2010	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	11,435	60.0	11,106	61.0	329	3.0
Fifth Wheels	7,481	39.2	6,924	38.0	557	8.0
Other	144	0.8	181	1.0	(37)	(20.4)

Total Towables	19,060	100.0	18,211	100.0	849	4.7

Impact Of Change In Price On Net Sales:

% Increase /(Decrease)
Towables
Travel Trailers	10.4%
Fifth Wheels	14.9%
Other	12.5%
Total Towables	13.4%

The increase in towables net sales of 18.1% compared to the prior year quarter resulted from a 4.7% increase in unit shipments and a 13.4% increase in the impact of the change in the net price per unit. Heartland accounted for $54,072 of the total $76,655 increase in towables net sales and for 1,695 of the 849 increase in total towable unit sales, as Heartland’s results include three months in the current quarter as compared with the six weeks of operations in the prior year quarter from the date of acquisition.

The increase in the net price per unit within the travel trailer and fifth wheel product lines is due to current customer preference trending toward higher priced units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2011. Fifth wheel selling prices have also increased due to the introductions of both the Redwood luxury product line and certain upscale toy hauler lines since the first quarter of last year. In addition, selling price increases were implemented for many models within both the travel trailer and fifth wheel product lines in the spring of 2011. These increases were partially offset by increased discounting and dealer sales incentive programs, including interest reimbursement programs, which effectively reduces the net sales price per unit. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the two month period of August and September 2011 was 1.3% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $74,626 to $439,206, or 88.0% of towables net sales, for the three months ended October 31, 2011 compared to $364,580, or 86.3% of towable net sales, for the three months ended October 31, 2010. The change in material, labor, freight-out and warranty comprised $71,039 of the $74,626 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 82.4% for the three months ended October 31, 2011 and 80.5% for the three months ended October 31, 2010. This increase as a percentage of towable net sales is primarily due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material cost percentage to net sales. Certain increases in material costs have also contributed to this increase in the material cost percentage to sales, although these increases were partially offset by tariff refunds on certain raw material products. Total manufacturing overhead as a percentage of towable net sales decreased from 5.8% to 5.6% due to the increase in production resulting in increased absorption of fixed overhead costs.

Towable gross profit increased $2,029 to $59,898, or 12.0% of towable net sales, for the three months ended October 31, 2011 compared to $57,869, or 13.7% of towable net sales, for the three months ended October 31, 2010. The increase was due to the combination of increased sales, partially offset by increased discounts from unit list prices and increased wholesale and retail incentives provided to customers, and changes in cost of products sold as discussed above.

Selling, general and administrative expenses were $24,655, or 4.9% of towable net sales, for the three months ended October 31, 2011 compared to $22,986, or 5.4% of towable net sales, for the three months ended October 31, 2010. The primary reason for the $1,669 increase was increased towable net sales, which caused commissions and other compensation to increase by $1,989. Sales related travel, advertising, and promotional costs also increased $532 in correlation with the increase in sales and settlement costs increased $338. These cost increases were partially offset by the effects of the decrease in income before income taxes and management changes within the towables segment, which caused related bonus expenses to decrease by $1,199.

Towable income before income taxes decreased to 6.5% of towable net sales for the three months ended October 31, 2011 from 7.8% of towable net sales for the three months ended October 31, 2010. The primary factor for this decrease in percentage was the increased discounting noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the three months ended October 31, 2011 vs. the three months ended October 31, 2010:

	Three Months Ended October 31, 2011	% of Segment Net Sales	Three Months Ended October 31, 2010	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$43,295	69.2	$58,152	69.1	$(14,857)	(25.5)
Class C	12,402	19.8	21,960	26.1	(9,558)	(43.5)
Class B	6,859	11.0	4,002	4.8	2,857	71.4

Total Motorized	$62,556	100.0	$84,114	100.0	$(21,558)	(25.6)

	Three Months Ended October 31, 2011	% of Segment Shipments	Three Months Ended October 31, 2010	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	509	63.3	635	58.5	(126)	(19.8)
Class C	223	27.7	405	37.3	(182)	(44.9)
Class B	72	9.0	45	4.2	27	60.0

Total Motorized	804	100.0	1,085	100.0	(281)	(25.9)

Impact of Change In Price On Net Sales:

% Increase/(Decrease)
Motorized
Class A	(5.7) %
Class C	1.4%
Class B	11.4%
Total Motorized	0.3%

The decrease in motorized net sales of 25.6% compared to the prior year quarter resulted from a 25.9% decrease in unit shipments and a 0.3% overall increase in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 16.3% for the two month period of August and September 2011 compared to the same period last year according to statistics published by RVIA.

The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. In addition, due to current competitor and dealer pressures, discounting has increased, which also effectively lowers unit sales prices. The decrease due to these factors was partially offset by certain selling price increases implemented in the spring of 2011. The slight increase within the Class C product line is the net impact of selling price increases partially offset by increased discounting. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year.

Cost of products sold decreased $18,381 to $57,658, or 92.2% of motorized net sales, for the three months ended October 31, 2011 compared to $76,039, or 90.4% of motorized net sales, for the three months ended October 31, 2010. The change in material, labor, freight-out and warranty comprised $18,342 of the $18,381 decrease due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales remained stable at 85.4% compared to 85.3% for the prior year period. Total manufacturing overhead decreased only $39, but total manufacturing overhead as a percentage of motorized net sales increased to 6.8% from 5.1% due to the decrease in unit production resulting in lower absorption of fixed overhead costs.

Motorized gross profit decreased $3,177 to $4,898, or 7.8% of motorized net sales, for the three months ended October 31, 2011 compared to $8,075, or 9.6% of motorized net sales, for the three months ended October 31, 2010. The decrease in gross profit was due primarily to the 25.9% decrease in unit sales volume and the increase in cost of products sold as a percentage of motorized sales noted above.

Selling, general and administrative expenses were $3,603, or 5.8% of motorized net sales, for the three months ended October 31, 2011 compared to $5,032, or 6.0% of motorized net sales, for the three months ended October 31, 2010. The primary reason for the $1,429 decrease was decreased motorized net sales and decreased income before income taxes subject to bonus, which caused related commissions, bonuses and other compensation to decrease by $1,290.

Motorized income before income taxes was 2.1% of motorized net sales for the three months ended October 31, 2011 and 1.2% of motorized net sales for the three months ended October 31, 2010. The primary reason for this increase in percentage was the impact of reduced gross profit on decreased motorized net sales in the current year being more than offset by the $2,036 trademark impairment charge included in the results for the three months ended October 31, 2010.

BUSES

Analysis of change in net sales for the three months ended October 31, 2011 vs. the three months ended October 31, 2010:

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Change Amount	% Change

Net Sales	$111,340	$100,121	$11,219	11.2
# of Units	1,687	1,415	272	19.2
Impact of Change in Price on Net Sales				(8.0)

The increase in buses net sales of 11.2% compared to the prior year quarter resulted from a 19.2% increase in unit shipments and an 8.0% decrease in the impact of the change in the net price per unit.

The 8.0% decrease in the impact of the change in the net price per unit is primarily due to a greater concentration of smaller, more moderately priced units in the current year. In addition, the current competitive pricing environment in the bus industry has led to increased discounting, which effectively lowers unit sales prices.

Cost of products sold increased $11,671 to $101,158, or 90.9% of buses net sales, for the three months ended October 31, 2011 compared to $89,487, or 89.4% of buses net sales, for the three months ended October 31, 2010. The increase in material, labor, freight-out and warranty represents $11,419 of the $11,671 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 83.1% from 81.0% compared to the prior year period. This increase in percentage of cost of products sold was primarily due to the lower margin product mix as well as increased material costs in the current period as compared to the prior year period. Total manufacturing overhead increased just $252, which caused manufacturing overhead to decrease to 7.8% from 8.4% as a percentage of buses net sales as the increase in production resulted in higher absorption of fixed overhead costs.

Buses gross profit decreased $452 to $10,182, or 9.1% of buses net sales, for the three months ended October 31, 2011 compared to $10,634, or 10.6% of buses net sales, for the three months ended October 31, 2010. The decrease was mainly due to product mix and increased discounting as noted above.

Selling, general and administrative expenses were $4,701, or 4.2% of buses net sales, for the three months ended October 31, 2011 compared to $5,196, or 5.2% of buses net sales, for the three months ended October 31, 2010. The primary reason for the $495 decrease was the reduction in income before income taxes, which caused related bonuses to decrease by $406.

Buses income before income taxes was 4.7% of buses net sales for the three months ended October 31, 2011 compared to 9.4% for the three months ended October 31, 2010. This decrease in percentage is primarily due to the favorable impact of the $4,802 gain on involuntary conversion relating to the fire at our Champion/General Coach America north bus production facility for the three months ended October 31, 2010.

Financial Condition and Liquidity

As of October 31, 2011, we had $207,538 in cash and cash equivalents compared to $215,435 on July 31, 2011.

Working capital at October 31, 2011 was $343,141 compared to $345,169 at July 31, 2011. We have no long-term debt. Capital acquisitions of $1,713 for the three months ended October 31, 2011 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

The Company anticipates additional capital expenditures in fiscal 2012 of approximately $12,400. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

Operating Activities

Net cash generated from operating activities for the three months ended October 31, 2011 was $22,341 as compared to $9,694 for the three months ended October 31, 2010. The combination of net income and non-cash items (primarily depreciation, amortization, trademark impairment, involuntary conversion of assets and deferred income taxes) provided $29,326 of operating cash compared to $32,395 in the prior year period. However, the amount of $29,326 provided in the three months ended October 31, 2011 was partially offset by a reduction in accrued liabilities, primarily due to tax payments exceeding income tax provisions during this period. The $32,395 provided in the prior year was partially offset by decreases in accounts payable and accrued liabilities due to reductions in backlog and production and tax payments significantly exceeding income tax provisions during the quarter.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2011 was $2,011, primarily for capital expenditures of $2,041. During the three months ended October 31, 2010, net cash used in investing activities of $110,910 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of $16,642. The capital expenditures of $16,642 included approximately $4,300 for the construction of the Champion Bus plant, approximately $4,900 for the purchase of recreation vehicle plants that were previously leased and approximately $3,000 for plant expansions in our towables operations.

Financing Activities

Net cash used in financing activities of $28,227 for the three months ended October 31, 2011 was related to the repurchase of 1,000,000 shares of common stock of the Company for $20,000 and cash dividend payments of $8,227. See Note 7 to our condensed consolidated financial statements contained elsewhere in this report for a description of the share repurchase transaction. The Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share in October 2011. During the three months ended October 31, 2010, net cash used in financing activities of $4,788 was primarily for cash dividend payments of $5,578. The Company increased its previous regular quarterly dividend of $0.07 per share to $0.10 per share in October 2010.

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

Impairment of Goodwill, Trademarks and Long-Lived Assets

We review our long-lived assets (individually or in a related group as appropriate) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows attributable to the assets. Additionally, we review our goodwill for impairment annually as of April 30 of each year. Accordingly, we continually assess whether events or changes in circumstances represent a ‘triggering’ event that would require us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include, among other things, whether there has been a significant adverse change in legal factors, business climate or competition related to the operation of the asset, whether there has been a significant decrease in actual or expected operating results related to the asset and whether there are current plans to sell or dispose of the asset. The determination of whether a triggering event has occurred is subject to significant management judgment, including at which point or fiscal quarter a triggering event has occurred when the relevant adverse factors persist over extended periods.

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

The Company has five individual reporting units that carry goodwill. One reporting unit carries 49% of our consolidated goodwill of $245,209 and a second reporting unit carries another 38% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 272% and 9.5%, respectively, as of our April 30, 2011 assessment. Our other reporting units’ fair values exceeded their respective carrying values by 17%-67%.

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

Our assessment of whether any triggering events occurred during the three months ended October 31, 2011 for which we should further analyze whether an impairment exists through that date did not result in the identification of such a triggering event.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of October 31, 2011, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

Repurchase Commitments

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and we typically resell the repurchased product at a discount from its repurchase price. We account for the guarantee under our repurchase agreements of our dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the guarantee. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in the repurchase and guarantee reserve.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, fuel prices, lower consumer confidence and the level of discretionary consumer spending, interest rate increases, restrictive lending practices, increased material and component costs, recent management changes, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2011. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosures.

During the three months ended on October 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1.    LEGAL PROCEEDINGS

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims, other claims and accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in the FEMA Trailer Formaldehyde Litigation, there exists the possibility of a material adverse impact on our financial statements.

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

Currently, it is unknown how many plaintiffs’ claims against the Company will proceed in the MDL Court and how many claims will be dismissed. It is also unknown how many plaintiffs will continue to litigate if their case is dismissed without prejudice or remanded back to their court of origin. In July 2011, the MDL Court issued Corrected Pretrial Order No. 88 governing the plaintiff fact sheet deficiency process, the purpose of which is to provide defendants with the necessary information to evaluate claims for global settlement. Defendants, including the Company, have identified thousands of deficiencies and provided deficiency notices to plaintiffs’ counsel. If a plaintiff fails to cure material deficiencies in his or her fact sheet, the defendants are authorized to file for dismissal of such claim. The Company has commenced the process of filing motions for dismissal with respect to claims of plaintiffs in cases where the plaintiff failed to cure material deficiencies in his or her fact sheet or otherwise comply with the MDL Court ordered fact sheet process. At this time, the Company is unable to provide a reasonable estimate for the range of loss in the event of an adverse outcome, beyond amounts accrued as of October 31, 2011, because the number of plaintiffs is undetermined and at this stage of the proceedings, evidence of potential damages for each plaintiff has not been introduced.

A group of mobile and manufactured home defendants have agreed to pay $2.625 million to settle certain claims that plaintiffs have allegedly been sickened by levels of formaldehyde in the manufactured homes. We understand that settlements have been reached with at least two of the trailer manufacturers, but the terms have not been publicly disclosed.

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

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff appealed the trial court’s rulings on the two claims. The Flanigan defendants entered into a settlement with the plaintiff. On November 10, 2011, the Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, decided the appeal in favor of Damon and ordered the case against Damon dismissed. Plaintiff may appeal the Court’s Order dismissing the lawsuit.

SEC Matter

The Company was subject to an SEC review that commenced in 2007 regarding the facts and circumstances giving rise to the restatement of its previously issued financial statements as of July 31, 2006 and 2005, and for each of the years in the three-year period ended July 31, 2006, and the financial results in each of the quarterly periods in 2006 and 2005, and its financial statements as of and for the three months ended October 31, 2006 and related matters. The Company reached an agreement with the SEC resolving this matter. The settlement was approved by the U.S. District Court for the District of Columbia and a final judgment incorporating its terms was entered on May 23, 2011. The Company cooperated fully with the SEC in the resolution of this matter.

Under the terms of the settlement, the Company consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a final judgment of the Court ordering the Company to comply with the Cease and Desist Order issued by the SEC on October 18, 1999 enjoining the Company from violating the books and records and internal control provisions of the federal securities laws and regulations thereunder, imposing a civil cash penalty of $1 million and requiring the Company to hire an independent consultant not unacceptable to the SEC staff. The $1 million civil cash penalty was provided for and remitted to the SEC in fiscal year 2011. As of August 30, 2011, the independent consultant completed its review and evaluation of internal accounting controls and record-keeping policies with respect to certain specified areas as defined in the judgment and issued a report. The report did not recommend any material improvements or enhancements to the Company’s existing system of internal accounting controls in relation to the specified areas that would, when taken together with the Company’s existing internal accounting controls, be necessary to provide reasonable assurance that the Company is in compliance with the books and records and internal control provisions of the Securities Exchange Act of 1934.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 1 through August 31, 2011	1,000,000	$20.00	—	—
September 1 through September 30, 2011	—	—	—	—
October 1 through October 31, 2011	—	—	—	—

(1) On August 15, 2011, the Company announced that it had purchased 1,000,000 shares of its common stock from the Estate of Wade F. B. Thompson in a private transaction that did not involve a publicly announced plan or program.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Repurchase Agreement, dated as of August 12, 2011, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 12, 2011).

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC.
(Registrant)

DATE: November 28, 2011	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman, President
and Chief Executive Officer

DATE: November 28, 2011	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer
and Chief Financial Officer