Form 10-Q
period 2012-01-31
THOR INDUSTRIES INC
filed 2012-03-08
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2012.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                  No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 2/29/2012
Common stock, par value
$ .10 per share	52,860,010 shares

PART I -  FINANCIAL INFORMATION

Unless otherwise indicated, all dollar amounts presented in thousands except share and per share data.

ITEM 1.    FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2012	July 31, 2011

ASSETS Current assets:
Cash and cash equivalents	$156,206	$215,435
Accounts receivable:
Trade, less allowance for doubtful accounts of $462 at 01/31/12 and $549 at 7/31/11	166,841	162,188
Other	7,849	7,305
Inventories	192,225	184,498
Notes receivable	7,000	7,562
Prepaid expenses and other	9,712	5,191
Deferred income taxes	38,667	41,588

Total current assets	578,500	623,767

Property, plant and equipment:
Land	23,491	23,261
Buildings and improvements	163,767	162,627
Machinery and equipment	83,539	82,349

Total cost	270,797	268,237
Less accumulated depreciation	106,424	100,023

Net property, plant and equipment	164,373	168,214

Investments – in joint venture	2,290	2,741

Other assets:
Goodwill	245,209	244,452
Amortizable intangible assets	119,631	125,255
Long-term notes receivable	22,160	22,801
Other	10,468	10,840

Total other assets	397,468	403,348

TOTAL ASSETS	$1,142,631	$1,198,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,143	$119,494
Accrued liabilities:
Compensation and related items	32,103	34,599
Product warranties	62,020	66,054
Income and other taxes	10,048	14,037
Promotions and rebates	13,742	12,345
Product/property and related liabilities	16,082	16,241
Other	14,853	15,828

Total current liabilities	279,991	278,598

Other long-term liabilities	15,044	15,315
Unrecognized income tax benefits	44,922	43,024
Deferred income taxes	23,208	24,859

Total long-term liabilities	83,174	83,198

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 61,717,349 shares at 01/31/12 and 61,697,349 at 7/31/11	6,172	6,170
Additional paid-in capital	190,748	190,127
Retained earnings	848,732	829,148
Accumulated other comprehensive loss	(82)	(67)
Less treasury shares of 8,857,339 at 01/31/12 and 5,857,339 at 7/31/11, at cost	(266,104)	(189,104)

Total stockholders’ equity	779,466	836,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,142,631	$1,198,070 9.5

See notes to the condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net sales	$596,970	$526,227	$1,269,970	$1,132,911
Cost of products sold	537,590	478,584	1,135,612	1,008,690

Gross profit	59,380	47,643	134,358	124,221
Selling, general and administrative expenses	36,245	40,742	74,705	85,633
Impairment of trademarks	–	–	–	2,036
Amortization of intangible assets	2,777	2,489	5,624	4,564
Gain on involuntary conversion	–	2,031	–	6,833
Interest income	991	978	2,060	2,001
Interest expense	127	37	270	107
Other income (expense), net	274	(3)	325	452

Income before income taxes	21,496	7,381	56,144	41,167
Income taxes	7,816	1,693	20,106	11,791

Net income	$13,680	$5,688	$36,038	$29,376

Weighted average common shares outstanding:
Basic	54,587,293	55,812,526	54,789,738	54,717,208
Diluted	54,625,747	55,930,489	54,819,877	54,819,297
Earnings per common share:
Basic	$0.25	$0.10	$0.66	$0.54
Diluted	$0.25	$0.10	$0.66	$0.54
Regular dividends declared and paid per common share:	$0.15	$0.10	$0.30	$0.20

See notes to the condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 (UNAUDITED)

	Six Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net income	$36,038	$29,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,970	6,697
Amortization of intangibles	5,624	4,564
Impairment of trademarks	–	2,036
Deferred income tax provision	1,221	2,668
Loss on disposition of property, plant and equipment	52	71
Stock-based compensation	323	1,692
Excess tax benefits from stock-based awards	(101)	(496)
Gain on involuntary conversion of assets	–	(2,117)
Changes in assets and liabilities (excluding acquisition):
Accounts receivable	(5,197)	7,462
Inventories	(7,727)	(44,927)
Notes receivable	1,062	1,000
Prepaid expenses and other	(5,080)	(8,800)
Accounts payable	12,115	(4,851)
Accrued liabilities	(10,912)	(17,928)
Other liabilities	1,627	2,334

Net cash provided by (used in) operating activities	36,015	(21,219)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,489)	(25,920)
Proceeds from dispositions of property, plant and equipment	11	682
Proceeds from notes receivables	500	–
Proceeds from disposition of investments	400	2,600
Insurance proceeds from involuntary conversion of assets	–	2,496
Acquisition of operating subsidiary	(170)	(99,562)
Other	600	–

Net cash used in investing activities	(2,148)	(119,704)

Cash flows from financing activities:
Cash dividends	(16,454)	(11,160)
Purchase of treasury stock	(77,000)	–
Excess tax benefits from stock-based awards	101	496
Proceeds from issuance of common stock	257	449

Net cash used in financing activities	(93,096)	(10,215)

Net decrease in cash and equivalents	(59,229)	(151,138)
Cash and cash equivalents, beginning of period	215,435	247,751

Cash and cash equivalents, end of period	$156,206	$96,613

Supplemental cash flow information:
Income taxes paid	$32,638	$35,888
Interest paid	$270	$107
Non-cash transactions:
Capital expenditures in accounts payable	$177	$205
Common stock issued in business acquisition	$–	$90,531

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

The July 31, 2011 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and change in cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Due to seasonality within the recreation vehicle industry, the results of operations for the six months ended January 31, 2012 are not necessarily indicative of the results for the full year.

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

Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements, including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, which indefinitely deferred certain provisions of ASU No. 2011-05. The provisions of ASU No. 2011-05 that remain eliminate the option for companies to present components of other comprehensive income only in the statement of equity. This standard is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will consider early adoption of ASU No. 2011-08 in connection with its annual goodwill impairment evaluation that will be performed as of April 30, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Acquisition

On September 16, 2010, the Company purchased all of the outstanding capital stock of Towable Holdings, Inc., which owned all of the outstanding equity interests of Heartland Recreational Vehicles, LLC, (“Heartland”). Heartland is engaged in the business of manufacturing and marketing recreation vehicles, consisting of travel trailers and fifth wheel vehicles. Heartland operates as a wholly-owned subsidiary of the Company and is managed as a stand-alone operating unit that is aggregated into the Company’s towable recreation vehicle reportable segment. The assets acquired as a result of the acquisition include equipment and other tangible and intangible property. The assets of Heartland are used in connection with the operation of Heartland’s business of manufacturing and marketing towable recreation vehicles.

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

The following table summarizes the fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing. Adjustments to the allocation were made in the three months ended October 31, 2011 to reflect the finalization of certain indemnification matters. These adjustments increased goodwill by approximately $757.

Current assets	$48,913
Property, plant and equipment	9,993
Dealer network	67,000
Goodwill	94,308
Trademarks	25,200
Design technology assets	21,300
Non-compete agreements	4,130
Backlog	690
Current liabilities	(41,830)
Deferred income tax liabilities	(37,364)
Other liabilities	(2,077)

Total fair value of net assets acquired	$190,263

The Company did not assume any of Heartland’s outstanding debt, other than the existing capital lease obligations of $429. At the time of the acquisition, amortizable intangible assets had a weighted average useful life of 14.9 years. The dealer network was valued based on the Discounted Cash Flow Method and is being amortized on an accelerated cash flow basis over 12 years. The design technology assets were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 10 to 15 years. The non-compete agreements with certain Heartland managers were valued based on the Lost Income Method, a form of the Discounted Cash Flow Method, and are being amortized on a straight line basis over 5 years. The trademarks were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 25 years. The backlog was valued based on the Discounted Cash Flow Method and was amortized over 3 weeks. Goodwill is not subject to amortization. Prior to the acquisition, Heartland had historical net tax basis in goodwill of approximately $11,600 that is deductible for tax purposes and will continue to be deductible.

The primary reasons for the acquisition included Heartland’s future earning potential, its fit with the Company’s existing operations, its market share and its cash flow. The results of operations of Heartland are included in the Company’s Condensed Consolidated Statements of Operations from the date of the acquisition.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of the indicated period. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

Six Months Ended January 31, 2011
Net sales	$1,194,803
Net income	$32,504
Basic earnings per common share	$.58
Diluted earnings per common share	$.58

3.	Inventories

Major classifications of inventories are:

	January 31, 2012	July 31, 2011
Raw materials	$101,458	$104,360
Chassis	42,576	46,548
Work in process	56,591	48,575
Finished goods	21,764	14,179

Total	222,389	213,662
Excess of FIFO costs over LIFO costs	(30,164)	(29,164)

Total inventories	$192,225	$184,498

Of the $222,389 and $213,662 of inventory at January 31, 2012 and July 31, 2011, all but $32,503 and $25,530, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $32,503 and $25,530 of inventory were valued on a first-in, first-out method.

4.	Earnings Per Common Share

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Weighted average common shares outstanding for basic earnings per share	54,587,293	55,812,526	54,789,738	54,717,208
Stock options	38,454	117,963	30,139	102,089

Weighted average common shares outstanding for diluted earnings per share	54,625,747	55,930,489	54,819,877	54,819,297

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At January 31, 2012 and 2011, the Company had 666,388 and 870,000, respectively, of antidilutive stock options outstanding, which were excluded from this calculation.

5.	Comprehensive Income

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net income	$13,680	$5,688	$36,038	$29,376
Change in temporary impairment of investments, net of tax	16	23	(15)	155

Comprehensive income	$13,696	$5,711	$36,023	$29,531

6.	Segment Information

The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles and (3) buses. The towable recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream, CrossRoads, Dutchmen, Keystone and Heartland. The motorized recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream and Thor Motor Coach. The bus reportable segment consists of the following operating segments that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach. Intersegment sales are not material.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net Sales:
Recreation vehicles:
Towables	$444,206	$364,802	$943,310	$787,251
Motorized	56,788	72,309	119,344	156,423

Total recreation vehicles	500,994	437,111	1,062,654	943,674
Buses	95,976	89,116	207,316	189,237

Total	$596,970	$526,227	$1,269,970	$1,132,911

	$21,496	$21,496	$21,496	$21,496
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$21,169	$8,808	$53,760	$41,908
Motorized	1,755	2,217	3,048	3,221

Total recreation vehicles	22,924	11,025	56,808	45,129
Buses	2,599	3,792	7,865	13,211
Corporate	(4,027)	(7,436)	(8,529)	(17,173)

Total	$21,496	$7,381	$56,144	$41,167

	January 31, 2012	July 31, 2011
Identifiable Assets:
Recreation vehicles:
Towables	$693,123	$696,059
Motorized	80,705	93,586

Total recreation vehicles	773,828	789,645
Buses	130,620	126,224
Corporate	238,183	282,201

Total	$1,142,631	$1,198,070

7.	Treasury Stock

The Company entered into a repurchase agreement, dated as of August 12, 2011 (the “August 2011 Repurchase Agreement”), to purchase shares of its common stock from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. Pursuant to the terms of the August 2011 Repurchase Agreement, on August 15, 2011, the Company purchased from the Estate 1,000,000 shares of its common stock at a price of $20.00 per share, and held them as treasury stock, representing an aggregate purchase price of $20,000. The closing price of Thor common stock on August 12, 2011 was $20.62. The Estate holds shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. Alan Siegel, a member of the board of directors of the Company (the “Board”), is a co-executor of the Estate. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Estate. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

The Company entered into a repurchase agreement, dated as of January 18, 2012 (the “January 2012 Repurchase Agreement”), to purchase shares of its common stock from the Estate in a private transaction. Pursuant to the terms of the January 2012 Repurchase Agreement, on January 20, 2012, the Company purchased from the Estate 1,000,000 shares of its common stock at a price of $28.50 per share, and held them as treasury stock, representing an aggregate purchase price of $28,500. The closing price of Thor common stock on January 18, 2012 was $29.34. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Estate. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

The Company also entered into a separate repurchase agreement (together, the “Catterton Repurchase Agreements”) with each of Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. (collectively, “Catterton”), each dated as of January 18, 2012, to purchase shares of its common stock from Catterton in a private transaction. Pursuant to the terms of the Catterton Repurchase Agreements, on January 20, 2012, the Company purchased from Catterton an aggregate of 1,000,000 shares of its common stock at a price of $28.50 per share, and held them as treasury stock, representing an aggregate purchase price of $28,500. The closing price of Thor common stock on January 18, 2012 was $29.34. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2012 and July 31, 2011:

	January 31, 2012		July 31, 2011
	Cash and Cash Equivalents	Auction Rate Securities	Cash and Cash Equivalents	Auction Rate Securities
Levels of Input:

Level 1	$156,206	$–	$215,435	$–
Level 2	–	–	–	–
Level 3	–	1,619	–	2,042

	$156,206	$1,619	$215,435	$2,042

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions.

Level 3 assets consist of bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the federal government. Auction rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. Since February 12, 2008, most auctions have failed for these securities and there is no assurance that future auctions on the ARS in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ par value. These investments are included in other assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balances at August 1, 2011	$2,042
Net change in other comprehensive income	(23)
Net loss included in earnings	–
Purchases	–
Sales/Maturities	(400)

Balances at January 31, 2012	$1,619

In addition to the above investments, the Company holds other securities of $8,777 at January 31, 2012 ($8,715 at July 31, 2011) for the benefit of certain employees of the Company as part of a deferred compensation plan for which an equal and offsetting liability is also recorded. These securities represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. The securities are included in other assets and the related deferred compensation is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of these assets and the related deferred liability are both reflected in net income.

9.	Goodwill and Other Intangible Assets

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life in Years	January 31, 2012		July 31, 2011
			Accumulated		Accumulated
		Cost	Amortization	Cost	Amortization
Dealer networks	11	$72,230	$9,778	$72,230	$6,154
Non-compete agreements	4	6,321	3,253	6,851	3,300
Trademarks	23	36,669	1,764	36,669	1,008
Design technology and other intangibles	13	21,300	2,094	22,260	2,293

Total amortizable intangible assets		$136,520	$16,889	$138,010	$12,755

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

Estimated annual amortization expense is as follows:

For the fiscal year ending July 2012	$11,131
For the fiscal year ending July 2013	$10,939
For the fiscal year ending July 2014	$10,671
For the fiscal year ending July 2015	$10,313
For the fiscal year ending July 2016	$9,256
For the fiscal year ending July 2017 and thereafter	$72,945

The change in carrying value in goodwill from July 31, 2011 to January 31, 2012 is as follows:

Goodwill
Balance at July 31, 2011	$244,452
Adjustment to Heartland acquisition goodwill in towables reportable segment	757

Balance at January 31, 2012	$245,209

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

During the first quarter of fiscal year 2011, the Company decided to combine its Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, trademarks associated with one of the former operating companies ceased to be used. Intangible assets were reviewed at that time for a potential impairment, and the related trademark values of $2,036 were written off. The fair value of the trademarks was determined using level 3 inputs as defined by ASC 820.

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

Changes in our product warranty reserves are as follows:

	1111111111	1111111111	1111111111	1111111111
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Beginning balance	$ 66,322	$ 62,474	$ 66,054	$ 51,467
Provision	12,461	13,757	29,533	28,123
Payments	(16,763)	(14,651)	(33,567)	(28,189)
Heartland acquisition	–	–	–	10,179

Ending balance	$ 62,020	$ 61,580	$ 62,020	$ 61,580

11.	Contingent Liabilities and Commitments

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

The standby repurchase agreement obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In addition to the guarantee under these repurchase agreements, the Company also provides limited dealer inventory financing guarantees to certain of its dealers, certain of which are expected to expire in fiscal 2012.

The Company’s principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at January 31, 2012 are summarized in the following chart:

	00000000	00000000	00000000
Commitment	Total Amount Committed		Terms of Commitments
Guarantee on dealer inventory financing		$938	Various
Standby repurchase obligations on dealer inventory financing		$887,039	Up to eighteen months

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

This deferred amount is included in our repurchase and guarantee reserve balances of $3,550 and $3,479 as of January 31, 2012 and July 31, 2011, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets. These reserves do not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements in the periods noted. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flow.

	111111111111111	111111111111111	111111111111111	111111111111111
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Cost of units repurchased	$ 108	$ 2,848	$ 1,808	$ 5,068
Realization of units resold	55	2,400	1,582	4,327

Losses due to repurchase	$ 53	$ 448	$ 226	$ 741

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company's various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At January 31, 2012, chassis on hand accounted for as consigned, unrecorded inventory was $12,900. In addition to this consigned inventory, at January 31, 2012, an additional $9,580 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims, other claims and accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows, except that an adverse outcome in a significant litigation matter, including the matters discussed herein, could have a material effect on the operating results of a particular reporting period.

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally allege that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs allege various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) has the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings in a proceeding known as multidistrict litigation (“MDL”). The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases are now being administered as a mass joinder of claims (the “MDL proceeding”). There are approximately 4,100 suits currently pending in the MDL Court.

The number of cases currently pending against the Company is approximately 500. Many of these lawsuits involve multiple plaintiffs, each of whom have brought claims against the Company. A number of cases against the Company have been dismissed for various reasons, including duplicative and unmatched lawsuits and failure of plaintiffs to appear or prosecute their claims. In the event a case does not settle or is not dismissed during the MDL proceeding, it is remanded back to the original court for disposition or trial. In September 2009, the MDL Court commenced hearing both bellwether jury trials and bellwether summary jury trials. The summary jury trial process is an alternative dispute resolution method which is non-binding and confidential. The Company has participated in one confidential summary jury trial.

The Company has filed motions for dismissal with respect to claims of plaintiffs in cases where the plaintiff failed to comply with discovery obligations. In the last several months, the MDL Court has ruled on several motions to dismiss and certain claimants have had their claims dismissed from the MDL proceeding. In addition, in December 2011, approximately 400 new claims were filed against the Company from current and former Mississippi residents. It is our understanding that the applicable Mississippi statute of limitations governing such actions expired December 31, 2011.

On December 21, 2011 the MDL Court issued an Order, that among other matters, mandated certain manufacturing defendants in the litigation, including the Company and its RV subsidiaries, to participate in mediation in January 2012. The Company’s Heartland subsidiary participated in a mediation on January 27, 2012 and reached an agreement in principle to resolve the pending claims against it on February 2, 2012. The other Thor RV subsidiaries involved in the MDL proceeding collectively participated in a mediation on January 19, 2012 and during a second mediation session held on February 10, 2012 reached an agreement in principle to resolve the litigation. At this stage of the MDL proceeding, the terms and conditions of the settlement are confidential. The Company has previously accrued $5,000 for resolution of the litigation and it currently believes that such accrual is adequate to cover its liabilities resulting from the litigation.

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff appealed the trial court’s rulings on the two claims. The Flanigan defendants entered into a settlement with the plaintiff. On November 10, 2011, the Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, decided the appeal in favor of Damon and ordered the case against Damon dismissed. Plaintiff moved for reargument of or, in the alternative, leave to appeal to the Court of Appeals from the decision entered November 10, 2011. The Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, denied the motion on January 31, 2012. On February 24, 2012, Plaintiff filed Notice of Motion for Leave to Appeal with the State of New York Court of Appeals requesting leave to appeal from the Order of the Appellate Division, Fourth Judicial Department, entered in November 2011.

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

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three and six month periods ended January 31, 2012, no material changes occurred in the balance of unrecognized tax benefits. The Company accrued $734 in interest and penalties for the six month period ended January 31, 2012 related to the remaining uncertain tax benefits recorded at July 31, 2011. The Company accrued $366 in interest and penalties during the three month period ended January 31, 2012 related to the remaining uncertain tax benefits recorded at July 31, 2011.

The Company and its subsidiaries file a consolidated U. S. federal income tax return, multiple U.S. state income tax returns and multiple Canadian income tax returns. The Company has been audited for U.S. federal purposes through fiscal 2007. Periodically, various state and local jurisdictions conduct audits and therefore a variety of other years are subject to state and local review. The Company is currently being audited by the State of California for the tax years ended July 31, 2007 and July 31, 2008. The Company has reserved for its exposure to additional payments for uncertain tax positions on its California income tax returns in its liability for unrecognized tax benefits. In addition, the Company is currently being audited by the State of Oregon for tax years ended July 31, 2006 through July 31, 2008 and by the State of Indiana for the tax years ended July 31, 2008, 2009 and 2010. No additional reserves have been established for possible payments or penalties in these states as the Company does not believe there are significant uncertain tax positions in its tax returns in Oregon and Indiana.

The overall effective income tax rate for the three months ended January 31, 2012 was 36.4% compared with 22.9% for the three months ended January 31, 2011. The primary reason for the increase in the overall effective income tax rate from January 31, 2011 to January 31, 2012 was the settlement of an uncertain tax position that occurred in the three months ended January 31, 2011, partially offset by a reduction in the state blended tax rate in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. An additional tax benefit was also recorded in the three months ended January 31, 2011 as a result of the retroactive reinstatement of the Federal research and development credit that occurred in December 2010.

The overall effective income tax rate for the six months ended January 31, 2012 was 35.8% compared with 28.6% for the six months ended January 31, 2011. The primary reason for the increase in the overall effective income tax rate was the settlement of certain uncertain tax positions that occurred in the six months ended January 31, 2011, partially offset by a reduction in the state blended tax rate in the six months ended January 31, 2012 compared to the six months ended January 31, 2011. An additional tax benefit was also recorded in the six months ended January 31, 2011 as a result of the retroactive reinstatement of the Federal research and development credit that occurred in December 2010.

The Company anticipates a decrease of approximately $3,500 in unrecognized tax benefits, and $800 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

13.	Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2011	$829,148
Net income	36,038
Dividends paid	(16,454)

Balance as of January 31, 2012	$848,732

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

One dealer, FreedomRoads, accounted for 11% of the Company’s consolidated recreation vehicle net sales for the six months ended January 31, 2012 and 10% of its consolidated net sales for the six months ended January 31, 2012. This dealer also accounted for 14% of the Company’s consolidated trade accounts receivable at both January 31, 2012 and July 31, 2011. The loss of this dealer could have a significant effect on the Company’s business.

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

During the six months ended January 31, 2011, the Company received $7,578 of insurance proceeds which included $4,517 for business interruption. Recognized insurance recoveries for the six months ended January 31, 2011 include the $7,578 of insurance proceeds along with $70 of previously unrecognized insurance recoveries less $815 of clean up and other costs incurred during the period for a gain on involuntary conversion of $6,833.

The reconstructed facility was operational in September 2010. No related costs or additional insurance proceeds have been recognized in fiscal 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 39% for the calendar year 2011. In the motorized segment of the RV industry, we have a U.S. market share of approximately 20% for the calendar year 2011. Our U.S. and Canada market share in small and mid-size buses is approximately 38% for the nine month period ended September 30, 2011. We also manufacture and sell 40-foot buses at our facility in Southern California and manufacture and sell ambulances at our Goshen Coach facility in Elkhart, Indiana.

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

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital acquisitions of $3,193 for the six months ended January 31, 2012 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

During the six months ended January 31, 2012, the Company purchased a combined total of 3,000,000 shares and held them as treasury stock at a total cost of $77,000. Of the 3,000,000 shares, 2,000,000 were repurchased from the Estate of Wade F.B. Thompson (the “Estate”) in two separate private transactions at a total cost of $48,500. Both of these transactions were evaluated and approved by members of the Board who are not affiliated with the Estate. In a third separate private transaction, the Company repurchased 1,000,000 shares from Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. at a total cost of $28,500. The Company used available cash to purchase all of these shares, which collectively represented 5.4% of the Company’s issued and outstanding common stock prior to the repurchases. Each of these transactions is more fully discussed in Note 7 to the Condensed Consolidated Financial Statements.

Our business model includes decentralized operating units and we compensate operating management primarily with cash, based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, purchasing, insurance, legal, human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood clearly and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not finance dealers directly, but do provide repurchase agreements to the dealers’ floor plan lenders.

Trends and Business Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”) which is typically issued on a one month lag and represents the manufacturers’ RV production and delivery to dealers. In addition, the Company also utilizes monthly retail sales trends as reported by Statistical Surveys, Inc. (“Stat Surveys”). Stat Surveys data is typically issued on a month and a half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

After declining wholesale shipments in calendar years 2008 and 2009, industry conditions in the RV market substantially improved in calendar year 2010, with RV wholesale shipments of travel trailers, fifth wheels and motorized RVs up 48.1% for the twelve months ended December 31, 2010, according to RVIA. This large increase in shipments in calendar year 2010 was attributable to a number of forces in the market including: RV dealers’ restocking of depleted lot inventories, improved floor plan financing availability to RV dealers and improved retail sales to consumers. The slower growth rate in wholesale shipments in calendar year 2011 (5.9% for the full calendar year) is attributable to the fact that restocking was completed in calendar year 2010, coupled with continuing lower consumer confidence and uncertain economic conditions.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers remaining cautious given current economic uncertainties. Thor’s RV backlog as of January 31, 2012 decreased 12% to approximately $413,000 from approximately $467,000 as of January 31, 2011, partially attributable to orders and sales resulting from the Thor Open House event held in Elkhart, Indiana in September, 2011.

Key wholesale statistics for the RV industry, as reported by RVIA (rounded to the nearest hundred) are as follows:

	111111111	111111111	111111111	111111111
	U.S. and Canada Wholesale Shipments
	Calendar Year		Increase	%
	2011	2010	(Decrease)	Change
Towables Units (1)	212,900	199,200	13,700	6.9%
Motorized Units	24,800	25,200	(400)	(1.6)%

Total	237,700	224,400	13,300	5.9%

(1) Excluding Folding Camp Trailers and Truck Campers, which the Company does not manufacture.

According to the RVIA, 2012 calendar year wholesale shipments for all RV categories are forecast to total 265,200 units, a 5.1% increase over calendar year 2011, with most of the 2012 growth expected in travel trailers and fifth wheels.

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

Key retail statistics for the RV industry, as reported by Stat Surveys are as follows:

	111224,400	111224,400	111224,400	111224,400
	U.S. and Canada Retail Registrations
	Calendar Year		Increase	%
	2011	2010	(Decrease)	Change
Towables Units (1)	200,216	189,068	11,148	5.9%
Motorized Units	23,983	24,100	(117)	(0.5%)

(1) Excluding Camping Trailers, which the Company does not manufacture.

Note: Data reported by Stat Surveys based on official state records. This information is subject to adjustment and is continuously updated.

The Company’s wholesale RV shipments, including Heartland since its acquisition in September 2010, were as follows:

	111224,400	111224,400	111224,400	111224,400
	Wholesale Shipments
	Calendar Year			%
	2011	2010	Increase	Change
Towables Units	84,086	73,033	11,053	15.1%
Motorized Units	4,620	4,516	104	2.3%

Retail shipments of the Company’s RV products, including Heartland since its acquisition in September 2010, as reported by Stat Surveys, were as follows:

	111224,400	111224,400	111224,400	111224,400
	U.S. and Canada Retail Registrations
	Calendar Year			%
	2011	2010	Increase	Change
Towables Units	76,425	64,870	11,555	17.8%
Motorized Units	4,595	4,202	393	9.4%

Our outlook for future retail sales is tempered by the continuing economic conditions faced by consumers, including current fuel prices, the continuing rate of unemployment, the current low level of consumer confidence, poor income growth of consumers, credit constraints, continued weakness in the housing market and the likelihood of rising taxes, all of which could slow the pace of RV sales. However, if consumer confidence improves, retail and wholesale credit remains available, interest rates remain low and economic uncertainties begin to dissipate, we would expect to see an improvement in RV sales and expect to benefit from our ability to increase production. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales and an increase in interest in the RV lifestyle among both older and younger segments of the population.

Economic or industry-wide factors affecting our RV business include raw material costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. Commodity cost increases witnessed early in calendar year 2011 partially abated late in the year for steel, aluminum and copper with thermoplastic prices holding steady at the higher cost levels. Although calendar year 2012 raw material prices began the year lower than the same period in 2011, any future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to consumers.

Government entities are the primary purchaser or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses decreased 6.4% for the nine months ended September 30, 2011 compared with the same period in 2010. Federal stimulus funds helped the transit industry in the recent economic downturn, however, that funding has expired. Municipal budgets have been reduced and transit agencies’ operating costs have increased. We have, however, recently started to see public agencies and private operators begin to replace their fleets. As of January 31, 2012, our buses reportable segment backlog increased by 6% to approximately $234,000 as compared to approximately $221,000 as of January 31, 2011. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers and the introduction of new bus products.

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

Three Months Ended January 31, 2012 vs. Three Months Ended January 31, 2011

	Three Months Ended January 31, 2012		Three Months Ended January 31, 2011		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$444,206		$364,802		$79,404	21.8
Motorized	56,788		72,309		(15,521)	(21.5)

Total Recreation Vehicles	500,994		437,111		63,883	14.6
Buses	95,976		89,116		6,860	7.7

Total	$596,970		$526,227		$70,743	13.4

# OF UNITS:
Recreation Vehicles
Towables	17,010		15,170		1,840	12.1
Motorized	730		903		(173)	(19.2)

Total Recreation Vehicles	17,740		16,073		1,667	10.4
Buses	1,532		1,527		5	0.3

Total	19,272		17,600		1,672	9.5

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$47,466	10.7	$34,103	9.3	$13,363	39.2
Motorized	5,198	9.2	6,939	9.6	(1,741)	(25.1)

Total Recreation Vehicles	52,664	10.5	41,042	9.4	11,622	28.3
Buses	6,716	7.0	6,601	7.4	115	1.7

Total	$59,380	9.9	$47,643	9.1	$11,737	24.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$23,762	5.3	$22,990	6.3	$772	3.4
Motorized	3,442	6.1	4,722	6.5	(1,280)	(27.1)

Total Recreation Vehicles	27,204	5.4	27,712	6.3	(508)	(1.8)
Buses	3,863	4.0	4,360	4.9	(497)	(11.4)
Corporate	5,178	–	8,670	–	(3,492)	(40.3)

Total	$36,245	6.1	$40,742	7.7	$(4,497)	(11.0)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$21,169	4.8	$8,808	2.4	$12,361	140.3
Motorized	1,755	3.1	2,217	3.1	(462)	(20.8)

Total Recreation Vehicles	22,924	4.6	11,025	2.5	11,899	107.9
Buses	2,599	2.7	3,792	4.3	(1,193)	(31.5)
Corporate	(4,027)	–	(7,436)	–	3,409	45.8

Total	$21,496	3.6	$7,381	1.4	$14,115	191.2

ORDER BACKLOG:	As of January 31, 2012	As of January 31, 2011	Change Amount	% Change
Recreation Vehicles
Towables	$299,841	$348,182	$(48,341)	(13.9)
Motorized	112,939	118,930	(5,991)	(5.0)

Total Recreation Vehicles	412,780	467,112	(54,332)	(11.6)
Buses	234,135	221,396	12,739	5.8

Total	$646,915	$688,508	$(41,593)	(6.0)

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2012 increased $70,743, or 13.4%, compared to the three months ended January 31, 2011. Consolidated gross profit increased $11,737, or 24.6%, compared to the three months ended January 31, 2011. Consolidated gross profit was 9.9% of consolidated net sales for the three months ended January 31, 2012 compared to 9.1% of consolidated net sales for the three months ended January 31, 2011. This 0.8% increase in gross profit percentage was driven primarily by the increase in net sales resulting in increased absorption of fixed overhead costs, and a reduction in warranty costs as a percentage of net sales due to improved claim experience compared to the prior year. Selling, general and administrative expenses for the three months ended January 31, 2012 decreased 11.0% compared to the three months ended January 31, 2011. Income before income taxes for the three months ended January 31, 2012 was $21,496 as compared to the three months ended January 31, 2011 of $7,381, an increase of 191.2%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $3,492 to $5,178 for the three months ended January 31, 2012 compared to $8,670 for the three months ended January 31, 2011. The decrease is attributable to $1,481 in additional fees in the prior year related to the now completed SEC review. Group medical and product liability insurance costs also decreased $1,005, and stock option expense decreased $684.

Corporate interest income and other income and expense was $1,151 for the three months ended January 31, 2012, comparable to the $1,234 for the three months ended January 31, 2011.

The overall effective income tax rate for the three months ended January 31, 2012 was 36.4% compared with 22.9% for the three months ended January 31, 2011. The primary reason for the increase in the overall effective income tax rate from January 31, 2011 to January 31, 2012 was the settlement of an uncertain tax position that occurred in the three months ended January 31, 2011, partially offset by a reduction in the state blended tax rate in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. An additional tax benefit was also recorded in the three months ended January 31, 2011 as a result of the retroactive reinstatement of the Federal research and development credit that occurred in December 2010.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the three months ended January 31, 2012 vs. the three months ended January 31, 2011:

	Three Months Ended January 31, 2012	% of Segment Net Sales	Three Months Ended January 31, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$202,036	45.5	$161,799	44.4	$40,237	24.9
Fifth Wheels	237,789	53.5	199,288	54.6	38,501	19.3
Other	4,381	1.0	3,715	1.0	666	17.9

Total Towables	$444,206	100.0	$364,802	100.0	$79,404	21.8

	Three Months Ended January 31, 2012	% of Segment Shipments	Three Months Ended January 31, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	10,656	62.6	9,082	59.9	1,574	17.3
Fifth Wheels	6,220	36.6	5,978	39.4	242	4.0
Other	134	0.8	110	0.7	24	21.8

Total Towables	17,010	100.0	15,170	100.0	1,840	12.1

Impact Of Change In Price On Net Sales:

% Increase /(Decrease)
Towables
Travel Trailers	7.6%
Fifth Wheels	15.3%
Other	(3.9)%
Total Towables	9.7%

The increase in total towables net sales of 21.8% compared to the prior year quarter resulted from a 12.1% increase in unit shipments and a 9.7% increase in the impact of the change in the net price per unit.

The increase in the net price per unit within the travel trailer and fifth wheel product lines is due to current customer preference trending toward higher priced units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2011. Fifth wheel selling prices have also increased due to the introductions of the Redwood and other luxury product lines and certain upscale toy hauler lines since or during the second quarter of last year. In addition, selling price increases have been implemented for many models within both the travel trailer and fifth wheel product lines since the spring of 2011. Discounting and sales incentive programs, which also impact the net price per unit, were comparable with the prior year quarter. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the three month period ended January 31, 2012 was 11.2% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $66,041 to $396,740, or 89.3% of towables net sales, for the three months ended January 31, 2012 compared to $330,699, or 90.7% of towable net sales, for the three months ended January 31, 2011. The change in material, labor, freight-out and warranty comprised $62,424 of the $66,041 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 82.5% for the three months ended January 31, 2012 and 83.3% for the three months ended January 31, 2011. This decrease as a percentage of towable net sales is primarily due to a reduction in warranty costs as a percentage of net sales due to improved claim experience compared to the prior year. Total manufacturing overhead as a percentage of towable net sales decreased from 7.4% to 6.8% compared to the prior year period due to the increase in production resulting in increased absorption of fixed overhead costs.

Towable gross profit increased $13,363 to $47,466, or 10.7% of towable net sales, for the three months ended January 31, 2012 compared to $34,103, or 9.3% of towable net sales, for the three months ended January 31, 2011. The increase was primarily due to increased sales and changes in cost of products sold as discussed above.

Selling, general and administrative expenses were $23,762, or 5.3% of towable net sales, for the three months ended January 31, 2012 compared to $22,990, or 6.3% of towable net sales, for the three months ended January 31, 2011. The primary reason for the $772 increase was increased towable net sales, which caused commissions and other compensation to increase by $1,223. Sales related travel, advertising, and promotional costs also increased $541 in correlation with the increase in sales. These cost increases were partially offset by decreases in settlement and repurchase costs of $595 and a reduction in professional fees of $196.

Towable income before income taxes increased to 4.8% of towable net sales for the three months ended January 31, 2012 from 2.4% of towable net sales for the three months ended January 31, 2011. The primary factor for this increase in percentage was the impact of the 21.8% increase in net sales noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the three months ended January 31, 2012 vs. the three months ended January 31, 2011:

	Three Months Ended January 31, 2012	% of Segment Net Sales	Three Months Ended January 31, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$37,280	65.6	$49,807	68.9	$(12,527)	(25.2)
Class C	12,177	21.4	16,417	22.7	(4,240)	(25.8)
Class B	7,331	13.0	6,085	8.4	1,246	20.5

Total Motorized	$56,788	100.0	$72,309	100.0	$(15,521)	(21.5)

	Three Months Ended January 31, 2012	% of Segment Shipments	Three Months Ended January 31, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	425	58.2	535	59.2	(110)	(20.6)
Class C	232	31.8	301	33.3	(69)	(22.9)
Class B	73	10.0	67	7.5	6	9.0

Total Motorized	730	100.0	903	100.0	(173)	(19.2)

Impact of Change In Price On Net Sales:

% Increase/(Decrease)
Motorized
Class A	(4.6%)
Class C	(2.9%)
Class B	11.5%
Total Motorized	(2.3%)

The decrease in total motorized net sales of 21.5% compared to the prior year quarter resulted from a 19.2% decrease in unit shipments and a 2.3% overall decrease in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 14.6% for the three month period ended January 31, 2012 compared to the same period last year according to statistics published by RVIA.

The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. This decrease was partially offset by certain selling price increases implemented in the spring of 2011. The slight decrease in the net price per unit within the Class C product line is due to product mix. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold decreased $13,780 to $51,590, or 90.8% of motorized net sales, for the three months ended January 31, 2012 compared to $65,370, or 90.4% of motorized net sales, for the three months ended January 31, 2011. The change in material, labor, freight-out and warranty comprised $12,840 of the $13,780 decrease due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales remained stable at 83.6% compared to 83.4% for the prior year period. Total manufacturing overhead decreased $940, but total manufacturing overhead as a percentage of motorized net sales increased to 7.3% from 7.0% due to the decrease in unit production resulting in lower absorption of fixed overhead costs compared to the prior year period.

Motorized gross profit decreased $1,741 to $5,198, or 9.2% of motorized net sales, for the three months ended January 31, 2012 compared to $6,939, or 9.6% of motorized net sales, for the three months ended January 31, 2011. The decrease in gross profit was due primarily to the impact of the 19.2% decrease in unit sales volume noted above.

Selling, general and administrative expenses were $3,442, or 6.1% of motorized net sales, for the three months ended January 31, 2012 compared to $4,722, or 6.5% of motorized net sales, for the three months ended January 31, 2011. The primary reason for the $1,280 decrease was decreased motorized net sales and income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $1,069. Sales related travel, advertising and promotional costs also decreased $125.

Motorized income before income taxes was 3.1% of motorized net sales for both the three months ended January 31, 2012 and for the three months ended January 31, 2011.

BUSES

Analysis of change in net sales for the three months ended January 31, 2012 vs. the three months ended January 31, 2011:

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Change Amount	% Change

Net Sales	$95,976	$89,116	$6,860	7.7
# of Units	1,532	1,527	5	0.3
Impact of Change in Price on Net Sales				7.4

The increase in buses net sales of 7.7% compared to the prior year quarter resulted from a 0.3% increase in unit shipments and 7.4% increase in the impact of the change in the net price per unit.

The 7.4% increase in the impact of the change in the net price per unit is primarily due to a greater concentration of sales of higher priced units in the current year.

Cost of products sold increased $6,745 to $89,260, or 93.0% of buses net sales, for the three months ended January 31, 2012 compared to $82,515, or 92.6% of buses net sales, for the three months ended January 31, 2011. The increase in material, labor, freight-out and warranty represents $7,388 of the $6,475 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 84.2% from 82.3% compared to the prior year period. This increase in percentage of cost of products sold was primarily due to product mix as well as increased chassis costs in the current period as compared to the prior year period. Total manufacturing overhead decreased $643, which along with the increase in production resulting in higher absorption of fixed overhead costs caused manufacturing overhead to decrease to 8.8% from 10.3% as a percentage of buses net sales.

Buses gross profit increased $115 to $6,716, or 7.0% of buses net sales, for the three months ended January 31, 2012 compared to $6,601, or 7.4% of buses net sales, for the three months ended January 31, 2011.

Selling, general and administrative expenses were $3,863, or 4.0% of buses net sales, for the three months ended January 31, 2012 compared to $4,360, or 4.9% of buses net sales, for the three months ended January 31, 2011. The primary reason for the $497 decrease was the reduction in income before income taxes, which caused related bonuses to decrease by $246. Sales related travel, advertising and promotional costs decreased $85 and office salaries also decreased $128.

Buses income before income taxes was 2.7% of buses net sales for the three months ended January 31, 2012 compared to 4.3% for the three months ended January 31, 2011. This decrease in percentage is primarily due to the favorable impact of the $2,031 gain on involuntary conversion relating to the fire at our Champion bus production facility for the three months ended January 31, 2011.

Six Months Ended January 31, 2012 vs. Six Months Ended January 31, 2011

	Six Months Ended January 31, 2012		Six Months Ended January 31, 2011			Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$943,310			$787,251		$156,059	19.8
Motorized	119,344			156,423		(37,079)	(23.7)

Total Recreation Vehicles	1,062,654			943,674		118,980	12.6
Buses	207,316			189,237		18,079	9.6

Total	$1,269,970			$1,132,911		$137,059	12.1

# OF UNITS:
Recreation Vehicles
Towables	36,070			33,381		2,689	8.1
Motorized	1,534			1,988		(454)	(22.8)

Total Recreation Vehicles	37,604			35,369		2,235	6.3
Buses	3,219			2,942		277	9.4

Total	40,823			38,311		2,512	6.6

GROSS PROFIT:		% of Segment Net Sales			% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$107,364	11.4	$	$ 91,972	11.7	$15,392	16.7
Motorized	10,096	8.5		15,014	9.6	(4,918)	(32.8)

Total Recreation Vehicles	117,460	11.1		106,986	11.3	10,474	9.8
Buses	16,898	8.2		17,235	9.1	(337)	(2.0)

Total	$134,358	10.6		$$124,221	11.0	$10,137	8.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$48,417	5.1	$	$ 45,976	5.8	$2,441	5.3
Motorized	7,045	5.9		9,754	6.2	(2,709)	(27.8)

Total Recreation Vehicles	55,462	5.2		55,730	5.9	(268)	(0.5)
Buses	8,564	4.1		9,556	5.0	(992)	(10.4)
Corporate	10,679	–		20,347	–	(9,668)	(47.5)

Total	$74,705	5.9	$	$ 85,633	7.6	$(10,928)	(12.8)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$53,760	5.7	$	$ 41,908	5.3	$11,852	28.3
Motorized	3,048	2.6		3,221	2.1	(173)	(5.4)

Total Recreation Vehicles	56,808	5.3		45,129	4.8	11,679	25.9
Buses	7,865	3.8		13,211	7.0	(5,346)	(40.5)
Corporate	(8,529)	–		(17,173)	–	8,644	50.3

Total	$56,144	4.4		$41,167	3.6	$14,977	36.4

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2012 increased $137,059, or 12.1%, compared to the six months ended January 31, 2011, partially attributable to the success of the Thor Open House. Heartland accounted for $56,266 of the total $137,059 increase in net sales, as Heartland’s results include six months in the current year total as compared with four and a half months of operations in the prior year from the date of its acquisition by the Company. Consolidated gross profit increased $10,137, or 8.2%, compared to the six months ended January 31, 2011. Consolidated gross profit was 10.6% of consolidated net sales for the six months ended January 31, 2012 compared to 11.0% of consolidated net sales for the six months ended January 31, 2011. This 0.4% decrease in gross profit percentage was driven primarily by increased discounting and dealer incentive programs within the RV segments in the earlier portion of the current period, as dealer and competitor pressures necessitated greater discounting and incentives to secure sales. Certain material costs have increased in the current period as well. Selling, general and administrative expenses for the six months ended January 31, 2012 decreased 12.8% compared to the six months ended January 31, 2011. Income before income taxes for the six months ended January 31, 2012 was $56,144 as compared to the six months ended January 31, 2011 of $41,167, an increase of 36.4%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $9,668 to $10,679 for the six months ended January 31, 2012 compared to $20,347 for the six months ended January 31, 2011. The decrease is primarily attributable to one-time legal and professional fees of $1,826 incurred in the prior year in connection with the Heartland acquisition and $2,929 in additional fees in the prior year related to the now completed SEC review. Ongoing legal and professional fees have also decreased $705. In addition, deferred compensation plan expense decreased $968 and stock option expense decreased $1,369. Group medical and product liability insurance costs also decreased $997.

Corporate interest income and other income and expense was $2,150 for the six months ended January 31, 2012 compared to $3,174 for the six months ended January 31, 2011. The decrease of $1,024 is primarily due to a reduction of $968 in other income, as the market value appreciation on the Company’s deferred compensation plan assets was $10 in the current year as compared to appreciation of $978 in the prior year.

The overall effective income tax rate for the six months ended January 31, 2012 was 35.8% compared with 28.6% for the six months ended January 31, 2011. The primary reason for the increase in the overall effective income tax rate was the settlement of certain uncertain tax positions that occurred in the six months ended January 31, 2011, partially offset by a reduction in the state blended tax rate in the six months ended January 31, 2012 compared to the six months ended January 31, 2011. An additional tax benefit was also recorded in the six months ended January 31, 2011 as a result of the retroactive reinstatement of the Federal research and development credit that occurred in December 2010.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the six months ended January 31, 2012 vs. the six months ended January 31, 2011:

	Six Months Ended January 31, 2012	% of Segment Net Sales	Six Months Ended January 31, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$424,784	45.0	$358,148	45.5	$66,636	18.6
Fifth Wheels	509,339	54.0	420,169	53.4	89,170	21.2
Other	9,187	1.0	8,934	1.1	253	2.8

Total Towables	$943,310	100.0	$787,251	100.0	$156,069	19.8

	Six Months Ended January 31, 2012	% of Segment Shipments	Six Months Ended January 31, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	22,091	61.2	20,188	60.5	1,903	9.4
Fifth Wheels	13,701	38.0	12,902	38.6	799	6.2
Other	278	0.8	291	0.9	(13)	(4.5)

Total Towables	36,070	100.0	33,381	100.0	2,689	8.1

Impact Of Change In Price On Net Sales:

% Increase
Towables
Travel Trailers	9.2%
Fifth Wheels	15.0%
Other	7.3%
Total Towables	11.7%

The increase in total towables net sales of 19.8% compared to the prior year period resulted from a 8.1% increase in unit shipments and a 11.7% increase in the impact of the change in the net price per unit. Heartland accounted for $56,266 of the total $156,069 increase in towables net sales and for 1,327 of the 2,689 increase in total towable unit sales, as Heartland’s results include six months in the current year as compared with the four and a half months of operations in the prior year period from the date of acquisition.

The increase in the net price per unit within the travel trailer and fifth wheel product lines is due to current customer preference trending toward higher priced units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor Open House in September 2011. Fifth wheel selling prices have also increased due to the introductions of the Redwood and other luxury product lines and certain upscale toy hauler lines since or during the second quarter of last year. In addition, selling price increases have been implemented for many models within both the travel trailer and fifth wheel product lines since the spring of 2011. These increases were partially offset by increased discounting and dealer sales incentive programs, including interest reimbursement programs, which effectively reduces the net sales price per unit. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the six month period ended January 31, 2012 was 8.9% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $140,667 to $835,946, or 88.6% of towables net sales, for the six months ended January 31, 2012 compared to $695,279, or 88.3% of towable net sales, for the six months ended January 31, 2011. The change in material, labor, freight-out and warranty comprised $133,463 of the $140,667 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 82.4% for the six months ended January 31, 2012 and 81.8% for the six months ended January 31, 2011. This increase as a percentage of towable net sales is primarily due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material cost percentage to net sales. Certain increases in material costs have also contributed to this increase in the material cost percentage to sales, although these increases were partially offset by tariff refunds on certain raw material products. Total manufacturing overhead as a percentage of towable net sales decreased from 6.5% to 6.2% due to the increase in production resulting in increased absorption of fixed overhead costs.

Towable gross profit increased $15,392 to $107,364, or 11.4% of towable net sales, for the six months ended January 31, 2012 compared to $91,972, or 11.7% of towable net sales, for the six months ended January 31, 2011. The increase was due to the combination of increased sales, partially offset by increased discounts from unit list prices and increased wholesale and retail incentives provided to customers, and changes in cost of products sold as discussed above.

Selling, general and administrative expenses were $48,417, or 5.1% of towable net sales, for the six months ended January 31, 2012 compared to $45,976, or 5.8% of towable net sales, for the six months ended January 31, 2011. The primary reason for the $2,441 increase was increased towable net sales, which caused commissions and other compensation to increase by $3,331. Sales related travel, advertising, and promotional costs also increased $1,072 in correlation with the increase in sales. These cost increases were partially offset by the effects of management changes within the towables segment, which caused related bonus expense to decrease by $1,317. Settlement and repurchase costs also decreased $356.

Towable income before income taxes increased to 5.7% of towable net sales for the six months ended January 31, 2012 from 5.3% of towable net sales for the six months ended January 31, 2011. The primary factor for this increase in percentage was the increased net sales noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the six months ended January 31, 2012 vs. the six months ended January 31, 2011:

	Six Months Ended January 31, 2012	% of Segment Net Sales	Six Months Ended January 31, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$80,575	67.5	$107,959	69.0	$(27,384)	(25.4)
Class C	24,579	20.6	38,377	24.5	(13,798)	(36.0)
Class B	14,190	11.9	10,087	6.5	4,103	40.7

Total Motorized	$119,344	100.0	$156,423	100.0	$(37,079)	(23.7)

	Six Months Ended January 31, 2012	% of Segment Shipments	Six Months Ended January 31, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	934	60.9	1,170	58.9	(236)	(20.2)
Class C	455	29.7	706	35.5	(251)	(35.6)
Class B	145	9.4	112	5.6	33	29.5

Total Motorized	1,534	100.0	1,988	100.0	(454)	(22.8)

Impact of Change In Price On Net Sales:

% Increase/(Decrease)
Motorized
Class A	(5.2%)
Class C	(0.4%)
Class B	11.2%
Total Motorized	(0.9%)

The decrease in total motorized net sales of 23.7% compared to the prior year period resulted from a 22.8% decrease in unit shipments and a 0.9% overall decrease in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 12.7% for the six month period ended January 31, 2012 compared to the same period last year according to statistics published by RVIA.

The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. In addition, due to competitor and dealer pressures earlier in the current year, discounting increased, which also effectively lowers unit sales prices.

The decrease due to these factors was partially offset by certain selling price increases implemented in the spring of 2011. The slight decrease in the net price per unit within the Class C product line is due to the impact of increased discounting. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year.

Cost of products sold decreased $32,161 to $109,248, or 91.5% of motorized net sales, for the six months ended January 31, 2012 compared to $141,409, or 90.4% of motorized net sales, for the six months ended January 31, 2011. The change in material, labor, freight-out and warranty comprised $31,182 of the $32,161 decrease due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales remained stable at 84.5% compared to 84.4% for the prior year period. Total manufacturing overhead decreased $979, but total manufacturing overhead as a percentage of motorized net sales increased to 7.0% from 6.0% due to the decrease in unit production resulting in lower absorption of fixed overhead costs.

Motorized gross profit decreased $4,918 to $10,096, or 8.5% of motorized net sales, for the six months ended January 31, 2012 compared to $15,014, or 9.6% of motorized net sales, for the six months ended January 31, 2011. The decrease in gross profit was due primarily to the 22.8% decrease in unit sales volume and the increase in manufacturing overhead as a percentage of motorized sales noted above.

Selling, general and administrative expenses were $7,045, or 5.9% of motorized net sales, for the six months ended January 31, 2012 compared to $9,754, or 6.2% of motorized net sales, for the six months ended January 31, 2011. The primary reason for the $2,709 decrease was decreased motorized net sales and decreased income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $2,359.

Motorized income before income taxes was 2.6% of motorized net sales for the six months ended January 31, 2012 and 2.1% of motorized net sales for the six months ended January 31, 2011. The primary reason for this increase in percentage was the impact of reduced gross profit on decreased motorized net sales in the current year being more than offset by the $2,036 trademark impairment charge included in the results for the six months ended January 31, 2011.

BUSES

Analysis of change in net sales for the six months ended January 31, 2012 vs. the six months ended January 31, 2011:

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Change Amount	% Change

Net Sales	$207,316	$189,237	$18,079	9.6
# of Units	3,219	2,942	277	9.4
Impact of Change in Price on Net Sales				0.2

The increase in buses net sales of 9.6% compared to the prior year period resulted from a 9.4% increase in unit shipments and an 0.2% increase in the impact of the change in the net price per unit.

Cost of products sold increased $18,416 to $190,418, or 91.8% of buses net sales, for the six months ended January 31, 2012 compared to $172,002, or 90.9% of buses net sales, for the six months ended January 31, 2011. The increase in material, labor, freight-out and warranty represents $18,807 of the $18,416 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 83.6% from 81.6% compared to the prior year period. This increase in percentage of cost of products sold was primarily due to overall lower margin product mix as well as increased chassis costs in the current period as compared to the prior year period. Total manufacturing overhead decreased $391, which, along with the increase in production resulting in higher absorption of fixed overhead costs, caused manufacturing overhead to decrease to 8.3% from 9.3% as a percentage of buses net sales.

Buses gross profit decreased $337 to $16,898, or 8.2% of buses net sales, for the six months ended January 31, 2012 compared to $17,235, or 9.1% of buses net sales, for the six months ended January 31, 2011. The decrease was mainly due to product mix and increased product costs as noted above.

Selling, general and administrative expenses were $8,564, or 4.1% of buses net sales, for the six months ended January 31, 2012 compared to $9,556, or 5.0% of buses net sales, for the six months ended January 31, 2011. The primary reason for the $992 decrease was the reduction in income before income taxes, which caused related bonuses to decrease by $652. Professional fees also decreased $103.

Buses income before income taxes was 3.8% of buses net sales for the six months ended January 31, 2012 compared to 7.0% for the six months ended January 31, 2011. This decrease in percentage is primarily due to the favorable impact of the $6,833 gain on involuntary conversion relating to the fire at our Champion bus facility for the six months ended January 31, 2011.

Financial Condition and Liquidity

As of January 31, 2012, we had $156,206 in cash and cash equivalents compared to $215,435 on July 31, 2011.

Working capital at January 31, 2012 was $298,509 compared to $345,169 at July 31, 2011. We have no long-term debt. Capital acquisitions of $3,193 for the six months ended January 31, 2012 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

The Company anticipates additional capital expenditures in fiscal 2012 of approximately $13,000. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2012 was $36,015 as compared to net cash used of $21,219 for the six months ended January 31, 2011. The combination of net income and non-cash items (primarily depreciation, amortization, trademark impairment, involuntary conversion of assets and deferred income taxes) provided $50,127 of operating cash compared to $44,491 in the prior year period. Both of these amounts were partially offset by reductions in accrued liabilities, primarily due to tax payments exceeding income tax provisions during both periods. The six months ended January 31, 2011, however, experienced a $44,927 increase in inventories compared to $7,727 in the current year, correlating with the larger RV backlog in the prior year heading into the spring selling season.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2012 was $2,148, primarily for capital expenditures of $3,489. During the six months ended January 31, 2011, net cash used in investing activities of $119,704 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of $25,920. The capital expenditures of $25,920 included approximately $4,700 for the construction of the Champion Bus plant, approximately $9,700 for the purchase of recreation vehicle plants that were previously leased and approximately $5,700 for plant expansions in our towables operations.

Financing Activities

Net cash used in financing activities of $93,096 for the six months ended January 31, 2012 was primarily related to the repurchase of a total of 3,000,000 shares of common stock of the Company for $77,000 and cash dividend payments of $16,454. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees. The Company considered the repurchases of shares to be a good use of its cash and does not believe future liquidity will be negatively impacted. See Note 7 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transactions. The Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share in October 2011. During the six months ended January 31, 2011, net cash used in financing activities of $10,215 was primarily for cash dividend payments of $11,160. The Company increased its previous regular quarterly dividend of $0.07 per share to $0.10 per share in October 2010.

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

Our assessment of whether any triggering events occurred during the six months ended January 31, 2012 for which we should further analyze whether an impairment exists through that date did not result in the identification of such a triggering event.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of January 31, 2012, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements, including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, which indefinitely deferred certain provisions of ASU No. 2011-05.

The provisions of ASU No. 2011-05 that remain eliminate the option for companies to present components of other comprehensive income only in the statement of equity. This standard is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than the prescribed change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will consider early adoption of ASU No. 2011-08 in connection with its annual goodwill impairment evaluation that will be performed as of April 30, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

During the three months ended on January 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims, other claims and accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows, except that an adverse outcome in a significant litigation matter, including the matters discussed herein, could have a material effect on the operating results of a particular reporting period.

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally allege that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs allege various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) has the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings in a proceeding known as multidistrict litigation (“MDL”). The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases are now being administered as a mass joinder of claims (the “MDL proceeding”). There are approximately 4,100 suits currently pending in the MDL Court.

The number of cases currently pending against the Company is approximately 500. Many of these lawsuits involve multiple plaintiffs, each of whom have brought claims against the Company. A number of cases against the Company have been dismissed for various reasons, including duplicative and unmatched lawsuits and failure of plaintiffs to appear or prosecute their claims. In the event a case does not settle or is not dismissed during the MDL proceeding, it is remanded back to the original court for disposition or trial. In September 2009, the MDL Court commenced hearing both bellwether jury trials and bellwether summary jury trials. The summary jury trial process is an alternative dispute resolution method which is non-binding and confidential. The Company has participated in one confidential summary jury trial.

The Company has filed motions for dismissal with respect to claims of plaintiffs in cases where the plaintiff failed to comply with discovery obligations. In the last several months, the MDL Court has ruled on several motions to dismiss and certain claimants have had their claims dismissed from the MDL proceeding. In addition, in December 2011, approximately 400 new claims were filed against the Company from current and former Mississippi residents. It is our understanding that the applicable Mississippi statute of limitations governing such actions expired December 31, 2011.

On December 21, 2011 the MDL Court issued an Order, that among other matters, mandated certain manufacturing defendants in the litigation, including the Company and its RV subsidiaries, to participate in mediation in January 2012. The Company’s Heartland subsidiary participated in a mediation on January 27, 2012 and reached an agreement in principle to resolve the pending claims against it on February 2, 2012. The other Thor RV subsidiaries involved in the MDL proceeding collectively participated in a mediation on January 19, 2012 and during a second mediation session held on February 10, 2012 reached an agreement in principle to resolve the litigation. At this stage of the MDL proceeding, the terms and conditions of the settlement are confidential. The Company has previously accrued $5 million for resolution of the litigation and it currently believes that such accrual is adequate to cover its liabilities resulting from the litigation.

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff appealed the trial court’s rulings on the two claims. The Flanigan defendants entered into a settlement with the plaintiff. On November 10, 2011, the Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, decided the appeal in favor of Damon and ordered the case against Damon dismissed. Plaintiff moved for reargument of or, in the alternative, leave to appeal to the Court of Appeals from the decision entered November 10, 2011. The Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, denied the motion on January 31, 2012. On February 24, 2012, Plaintiff filed Notice of Motion for Leave to Appeal with the State of New York Court of Appeals requesting leave to appeal from the Order of the Appellate Division, Fourth Judicial Department, entered in November 2011.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 1 through November 30, 2011	—	—	—	—
December 1 through December 31, 2011	—	—	—	—
January 1 through January 31, 2012	2,000,000	$28.50	—	—

(1) On January 20, 2012, the Company announced that it had purchased 1,000,000 shares of its common stock from the Estate of Wade F. B. Thompson in a private transaction that did not involve a publicly announced plan or program. On January 20, 2012, the Company also announced that it had purchased 1,000,000 shares of its common stock from Catterton Partners VI, L.P. and certain of its affiliates in a private transaction that did not involve a publicly announced plan or program.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Repurchase Agreement, dated as of January 18, 2012, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2012).

10.2	Repurchase Agreement, dated as of January 18, 2012, between the Company and Catterton Partners VI, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2012).

10.3	Repurchase Agreement, dated as of January 18, 2012, between the Company and Catterton Partners VI Offshore, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 18, 2012).

10.4	Repurchase Agreement, dated as of January 18, 2012, between the Company and CP6 Interest Holdings, L.L.C. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 18, 2012).

10.5	Repurchase Agreement, dated as of January 18, 2012, between the Company and CPVI Coinvest, L.L.C. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 18, 2012).

10.6	Employment offer letter, dated January 26, 2012, from the Company to Bob Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2012).

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 8, 2012	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman, President
and Chief Executive Officer

DATE: March 8, 2012	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer
and Chief Financial Officer