Form 10-Q
period 2012-04-30
THOR INDUSTRIES INC
filed 2012-06-07
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for

the quarterly period ended April 30, 2012.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/31/2012
Common stock, par value
$ .10 per share	52,898,010 shares

PART I -  FINANCIAL INFORMATION

Unless otherwise indicated, all dollar amounts presented in thousands except share and per share data.

ITEM 1.     FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS Current assets:	April 30, 2012	July 31, 2011

Cash and cash equivalents	$147,986	$215,435
Accounts receivable:
Trade, less allowance for doubtful accounts of $566 at 4/30/12 and $549 at 7/31/11	274,256	162,188
Other	12,218	7,305
Inventories	200,903	184,498
Notes receivable	1,000	7,562
Prepaid expenses and other	5,193	5,191
Deferred income taxes	41,140	41,588

Total current assets	682,696	623,767

Property, plant and equipment:
Land	23,999	23,261
Buildings and improvements	163,722	162,627
Machinery and equipment	84,086	82,349

Total cost	271,807	268,237
Less accumulated depreciation	108,435	100,023

Net property, plant and equipment	163,372	168,214

Investments – in joint venture	2,041	2,741

Other assets:
Goodwill	245,209	244,452
Amortizable intangible assets	116,982	125,255
Long-term notes receivable	22,160	22,801
Other	10,494	10,840

Total other assets	394,845	403,348

TOTAL ASSETS	$1,242,954	$1,198,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,889	$119,494
Accrued liabilities:
Compensation and related items	40,862	34,599
Product warranties	67,438	66,054
Income and other taxes	18,033	14,037
Promotions and rebates	11,762	12,345
Product/property and related liabilities	14,528	16,241
Other	20,494	15,828

Total current liabilities	345,006	278,598

Other long-term liabilities	15,430	15,315
Unrecognized income tax benefits	46,429	43,024
Deferred income taxes	22,272	24,859

Total long-term liabilities	84,131	83,198

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 61,751,349 shares at 4/30/12 and 61,697,349 at 7/31/11	6,175	6,170
Additional paid-in capital	191,678	190,127
Retained earnings	882,140	829,148
Accumulated other comprehensive loss	(72)	(67)
Less treasury shares of 8,857,339 at 4/30/12 and 5,857,339 at 7/31/11, at cost	(266,104)	(189,104)

Total stockholders’ equity	813,817	836,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,242,954	$1,198,070

See notes to the condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net sales	$926,458	$852,059	$2,196,428	$1,984,970
Cost of products sold	816,988	743,575	1,952,600	1,752,265

Gross profit	109,470	108,484	243,828	232,705
Selling, general and administrative expenses	46,963	50,386	121,668	136,019
Impairment of trademarks	–	1,430	–	3,466
Amortization of intangible assets	2,756	2,734	8,380	7,298
Gain on involuntary conversion	–	1,818	–	8,651
Interest income	936	949	2,996	2,950
Interest expense	101	45	371	152
Other income	633	662	958	1,114

Income before income taxes	61,219	57,318	117,363	98,485
Income taxes	19,878	17,310	39,984	29,101

Net income	$41,341	$40,008	$77,379	$69,384

Weighted average common shares outstanding:
Basic	52,879,877	55,829,122	54,162,411	55,079,700
Diluted	52,970,357	55,941,389	54,212,663	55,185,181
Earnings per common share:
Basic	$0.78	$0.72	$1.43	$1.26
Diluted	$0.78	$0.72	$1.43	$1.26
Regular dividends declared and paid per common share:	$0.15	$0.10	$0.45	$0.30

See notes to the condensed consolidated financial statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND 2011 (UNAUDITED)

	Nine Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$77,379	$69,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,419	10,285
Amortization of intangibles	8,380	7,298
Impairment of trademarks	–	3,466
Deferred income tax provision (benefit)	(2,195)	355
(Gain)/loss on disposition of property, plant and equipment	(232)	71
Stock-based compensation	484	2,554
Excess tax benefits from stock-based awards	(101)	(516)
Gain on involuntary conversion of assets	–	(2,190)
Changes in assets and liabilities (excluding acquisition):
Accounts receivable	(116,831)	(80,751)
Inventories	(16,405)	(56,940)
Notes receivable	7,062	1,398
Prepaid expenses and other	(323)	(1,635)
Accounts payable	52,908	(3,097)
Accrued liabilities	13,252	(4,870)
Other liabilities	3,520	5,401

Net cash provided by (used in) operating activities	37,317	(49,787)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,286)	(28,825)
Proceeds from dispositions of property, plant and equipment	448	682
Proceeds from notes receivable	500	–
Proceeds from disposition of investments	400	2,600
Insurance proceeds from involuntary conversion of assets	–	2,569
Acquisition of operating subsidiary	(170)	(99,562)
Other	600	(1,000)

Net cash used in investing activities	(4,508)	(123,536)

Cash flows from financing activities:
Cash dividends	(24,387)	(16,744)
Purchases of treasury stock	(77,000)	–
Excess tax benefits from stock-based awards	101	516
Proceeds from issuance of common stock	1,028	1,047

Net cash used in financing activities	(100,258)	(15,181)

Net decrease in cash and equivalents	(67,449)	(188,504)
Cash and cash equivalents, beginning of period	215,435	247,751

Cash and cash equivalents, end of period	$147,986	$59,247

Supplemental cash flow information:
Income taxes paid	$38,435	$46,758
Interest paid	$371	$152
Non-cash transactions:
Capital expenditures in accounts payable	$129	$438
Common stock issued in business acquisition	$–	$90,531

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Operations and Accounting Policies

Nature of Operations - Thor Industries, Inc. was founded in 1980 and, together with its subsidiaries (the “Company”), manufactures a wide range of recreation vehicles (“RVs”) and small and mid-size buses at various manufacturing facilities across the United States. These products are sold to independent dealers and municipalities primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of towable recreation vehicles, motorized recreation vehicles and buses. Accordingly, the Company has presented segment financial information for these three segments in Note 6 to the Condensed Consolidated Financial Statements.

The July 31, 2011 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Due to seasonality within the recreation vehicle industry, the results of operations for the nine months ended April 30, 2012 are not necessarily indicative of the results for the full year.

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

Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements, including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted the guidance effective February 1, 2012. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in fiscal year 2013 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing. Adjustments to the allocation were made in the three months ended October 31, 2011 to reflect the finalization of certain indemnification matters. These adjustments increased goodwill by $757.

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

Nine Months Ended April 30, 2011
Net sales	$2,046,862
Net income	$72,512
Basic earnings per common share	$1.30
Diluted earnings per common share	$1.30

3.	Inventories

Major classifications of inventories are:

	April 30, 2012	July 31, 2011
Raw materials	$107,636	$104,360
Chassis	34,996	46,548
Work in process	66,935	48,575
Finished goods	23,500	14,179

Total	233,067	213,662
Excess of FIFO costs over LIFO costs	(32,164)	(29,164)

Total inventories	$200,903	$184,498

Of the $233,067 and $213,662 of inventory at April 30, 2012 and July 31, 2011, all but $36,408 and $25,530, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $36,408 and $25,530 of inventory were valued on a first-in, first-out method.

4.	Earnings Per Common Share

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Weighted average common shares outstanding for basic earnings per share	52,879,877	55,829,122	54,162,411	55,079,700
Stock options	90,480	112,267	50,252	105,481

Weighted average common shares outstanding for diluted earnings per share	52,970,357	55,941,389	54,212,663	55,185,181

The Company excludes stock options that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At April 30, 2012 and 2011, the Company had 400,000 and 886,000 respectively, of antidilutive stock options outstanding, which were excluded from this calculation.

5.	Comprehensive Income

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net income	$41,341	$40,008	$77,379	$69,384
Change in temporary impairment of investments, net of tax	10	3	(5)	158

Comprehensive income	$41,351	$40,011	$77,374	$69,542

6.	Segment Information

The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles and (3) buses. The towable recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream, CrossRoads, Dutchmen, Keystone and Heartland. The motorized recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream and Thor Motor Coach. The bus reportable segment consists of the following operating segments that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach. Intersegment sales are not material. The Company allocates self-insurance costs from Corporate to the segments when related claims (such as workers’ compensation and products liability) are known.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net Sales:
Recreation vehicles:
Towables	$680,472	$624,631	$1,623,782	$1,411,882
Motorized	126,724	118,166	246,068	274,589

Total recreation vehicles	807,196	742,797	1,869,850	1,686,471
Buses	119,262	109,262	326,578	298,499

Total	$926,458	$852,059	$2,196,428	$1,984,970

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$51,050	$54,131	$104,810	$96,039
Motorized	8,112	5,904	11,160	9,125

Total recreation vehicles	59,162	60,035	115,970	105,164
Buses	2,828	4,472	10,693	17,683
Corporate	(771)	(7,189)	(9,300)	(24,362)

Total	$61,219	$57,318	$117,363	$98,485

	April 30, 2012	July 31, 2011
Identifiable Assets:
Recreation vehicles:
Towables	$780,638	$696,059
Motorized	108,277	93,586

Total recreation vehicles	888,915	789,645
Buses	139,400	126,224
Corporate	214,639	282,201

Total	$1,242,954	$1,198,070

7.	Treasury Stock

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

The Company also entered into separate repurchase agreements (collectively, the “Catterton Repurchase Agreements”) with each of Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. (collectively, “Catterton”), each dated as of January 18, 2012, to purchase shares of its common stock from Catterton in a private transaction. Pursuant to the terms of the Catterton Repurchase Agreements, on January 20, 2012, the Company purchased from Catterton an aggregate of 1,000,000 shares of its common stock at a price of $28.50 per share, and held them as treasury stock, representing an aggregate purchase price of $28,500. The closing price of Thor common stock on January 18, 2012 was $29.34. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents and investments) measured at fair value on a recurring basis as of April 30, 2012 and July 31, 2011:

	April 30, 2012		July 31, 2011
	Cash and Cash Equivalents	Auction Rate Securities	Cash and Cash Equivalents	Auction Rate Securities
Levels of Input:

Level 1	$147,986	$–	$215,435	$–
Level 2	–	–	–	–
Level 3	–	1,636	–	2,042

	$147,986	$1,636	$215,435	$2,042

The Company’s cash equivalents are comprised of money market funds traded in an active market with no restrictions.

Level 3 assets consist of bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loans which are substantially backed by the federal government. Auction rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. Since February 2008, most auctions have failed for these securities and there is no assurance that future auctions on the ARS in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the par value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ par value. These investments are included in other assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balances at July 31, 2011	$2,042
Net change in other comprehensive income	(6)
Net loss included in earnings	–
Purchases	–
Sales/Maturities	(400)

Balances at April 30, 2012	$1,636

In addition to the above investments, the Company holds other securities of $8,791 at April 30, 2012 ($8,715 at July 31, 2011) for the benefit of certain employees of the Company as part of a deferred compensation plan for which an equal and offsetting liability is also recorded. These securities represent Level 1 investments primarily in mutual funds which are valued using observable market prices in active markets. The securities are included in other assets and the related deferred compensation is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of these assets and the related deferred liability are both reflected in net income.

9.	Goodwill and Other Intangible Assets

The components of amortizable intangible assets are as follows:

	Weighted Average	April 30, 2012		July 31, 2011
	Remaining Life		Accumulated		Accumulated
	in Years	Cost	Amortization	Cost	Amortization
Dealer networks	11	$72,230	$11,561	$72,230	$6,154
Non-compete agreements	4	6,321	3,465	6,851	3,300
Trademarks	23	36,775	2,142	36,669	1,008
Design technology and other intangibles	13	21,300	2,476	22,260	2,293

Total amortizable intangible assets		$136,626	$19,644	$138,010	$12,755

Dealer networks are primarily being amortized on an accelerated cash flow basis. Non-compete agreements, trademarks and design technology and other intangibles are amortized on a straight-line basis.

Prior to the Heartland acquisition, the Company had deemed its various trademarks to have indefinite lives and therefore not subject to amortization. However, in assessing the trademarks obtained in the Heartland acquisition, the Company determined that, with the cyclicality in the RV industry and the extent of competition in the industry, it was more appropriate to consider those trademarks as definite-lived assets with 25 year useful lives. The Company also re-assessed its other trademarks and, effective on May 1, 2011, re-characterized all of its trademarks as definite-lived assets with useful lives of 20-25 years based on its assessment of the factors listed above in regards to the specific trademarks. Accordingly, all trademarks are now subject to amortization.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 2012	$11,133
For the fiscal year ending July 2013	$10,944
For the fiscal year ending July 2014	$10,676
For the fiscal year ending July 2015	$10,318
For the fiscal year ending July 2016	$9,262
For the fiscal year ending July 2017 and thereafter	$73,028

The change in carrying value in goodwill from July 31, 2011 to April 30, 2012 is as follows:

Goodwill
Balance at July 31, 2011	$244,452
Adjustments to Heartland acquisition goodwill in towables reportable segment	757

Balance at April 30, 2012	$245,209

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

Fair values are determined by a discounted cash flow model and a market approach, when appropriate. These estimates are subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, comparable companies, terminal value assumptions and discount rates and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engages an independent valuation firm in many cases to assist in its impairment assessments. The Company completed its impairment review as of April 30, 2012 and no impairment of goodwill was identified.

The Company completed an annual review as of April 30, 2011 that resulted in a non-cash trademark impairment of $1,430 associated with an operating subsidiary in the Company’s bus segment. This impairment resulted from lower anticipated sales than previously expected. The fair value of the trademark was determined using Level 3 inputs as defined by ASC 820.

During the first quarter of fiscal year 2011, the Company decided to combine its Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, trademarks associated with one of the former operating companies ceased to be used. Intangible assets were reviewed at that time for a potential impairment and the related trademark values of $2,036 were written off. The fair value of the trademarks was determined using Level 3 inputs as defined by ASC 820.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Beginning balance	$62,020	$61,580	$66,054	$51,467
Provision	20,751	17,708	50,284	45,831
Payments	(15,333)	(14,790)	(48,900)	(42,979)
Heartland acquisition	–	–	–	10,179

Ending balance	$67,438	$64,498	$67,438	$64,498

11.	Contingent Liabilities and Commitments

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

The Company’s principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at April 30, 2012 are summarized in the following chart:

	00000000	00000000	00000000
Commitment	Total Amount Committed		Terms of Commitments
Guarantee on dealer inventory financing		$962	Various
Standby repurchase obligations on dealer inventory financing		$938,140	Up to eighteen months

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

This deferred amount is included in our repurchase and guarantee reserve balances of $3,662 and $3,479 as of April 30, 2012 and July 31, 2011, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets. These reserves do not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements in the periods noted. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Cost of units repurchased	$953	$398	$2,761	$5,466
Realization of units resold	863	342	2,445	4,669

Losses due to repurchase	$90	$56	$316	$797

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis is not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At April 30, 2012, chassis on hand accounted for as consigned, unrecorded inventory was $11,935. In addition to this consigned inventory, at April 30, 2012, an additional $8,082 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows, except that an adverse outcome in a significant litigation matter could have a material effect on the operating results of a particular reporting period.

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

On December 21, 2011, the MDL Court issued an Order that, among other matters, mandated certain manufacturing defendants in the litigation, including the Company and several of its RV subsidiaries, to participate in mediation in January 2012. The Company’s Heartland subsidiary participated in a mediation on January 27, 2012 and reached an agreement in principle to resolve the pending claims against it on February 2, 2012. The other Thor RV subsidiaries involved in the MDL proceeding collectively participated in a mediation on January 19, 2012 and during a second mediation session held on February 10, 2012 reached an agreement in principle to resolve the litigation. On March 27, 2012, Heartland and its insurance carriers entered into a Memorandum of Understanding (“MOU”) memorializing the February 2, 2012 settlement. On March 30, 2012, Thor Industries, Inc., for itself and on behalf of its other RV subsidiaries involved in the MDL proceeding, and its insurance carriers entered into an MOU memorializing the settlement reached on February 10, 2012.

As previously reported on April 19, 2012 by the Company on its Form 8-K, the Company and its RV subsidiaries involved in the MDL proceeding, their respective insurance carriers, several unaffiliated manufacturers of RVs and their insurers, and legal representatives of the plaintiffs each executed a Stipulation of Settlement in April 2012 (the “Stipulation of Settlement”). As set forth more fully in the Stipulation of Settlement, if the MDL Court grants final approval, among other things, (i) the claims against the Company will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting against the Company any claims alleged in the MDL proceeding; (ii) a payment of $6,250 will be made by the Company and its insurance carriers for the benefit of the settlement class; and (iii) a payment of $553 will be made by Heartland, a subsidiary of the Company and its insurance carriers for the benefit of the settlement class.

On May 31, 2012, the MDL Court temporarily certified the proposed settlement class and granted preliminary approval of the class settlement and the Stipulation of Settlement. The Company had previously recorded adequate amounts for this settlement, and paid $4,700 into the Registry of the United States District Court for the Eastern District of Louisiana on June 1, 2012.

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff appealed the trial court’s rulings on the two claims. The Flanigan defendants entered into a settlement with the plaintiff. On November 10, 2011, the Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, decided the appeal in favor of Damon and ordered the case against Damon dismissed. Plaintiff moved for reargument of or, in the alternative, leave to appeal to the Court of Appeals from the decision entered on November 10, 2011. The Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, denied the motion on January 31, 2012. In February 2012, Plaintiff filed a motion for leave to appeal with the State of New York Court of Appeals requesting leave to appeal from the Order of the Appellate Division, Fourth Judicial Department, entered in November 2011. On May 8, 2012, the Court of Appeals of New York denied plaintiff’s motion for leave to appeal. The case has been dismissed with prejudice.

12.	Provision for Income Taxes

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

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine month period ended April 30, 2012, the Company released approximately $800 of uncertain tax benefit reserve and related interest and penalties recorded at July 31, 2011 related to the settlement of uncertain tax benefits as a result of statute of limitation expirations. The Company accrued $1,100 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2011, and accrued additional uncertain tax benefit reserves of $650 related to previous tax periods. For the three month period ended April 30, 2012, the Company released $800 of uncertain tax benefit reserves and related interest and penalties recorded at July 31, 2011, recorded $650 of additional uncertain tax benefit reserves related to previous tax periods and accrued $370 in interest and penalties.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, multiple U.S. state income tax returns and multiple Canadian income tax returns. The Federal statute is closed for tax years through fiscal 2008. Periodically, various state and local jurisdictions conduct audits and therefore a variety of other years are subject to state and local review. The Company is currently being audited by the state of California for the tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for the tax years ended July 31, 2008, 2009 and 2010. The Company has reserved for its exposure to additional payments for uncertain tax positions on its California and Indiana income tax returns in its liability for unrecognized tax benefits. In addition, the Company paid approximately $100 in tax and interest in the three months ended April 30, 2012 to finalize the state of Oregon tax audit for the tax years ended July 31, 2006 through 2008.

The overall effective income tax rate for the three months ended April 30, 2012 was 32.5% compared with 30.2% for the three months ended April 30, 2011. The increase in the overall effective income tax rate was primarily attributable to a larger benefit from state return to provision adjustment that occurred for the three months ended April 30, 2011 as compared to the three months ended April 30, 2012. This was partially offset by the benefit realized related to the settlement of certain uncertain tax benefits due to statute of limitation expirations that occurred in the three month period ended April 30, 2012.

The overall effective income tax rate for the nine months ended April 30, 2012 was 34.1% compared with 29.6% for the nine months ended April 30, 2011. The primary reason for the increase in the overall effective income tax rate was the larger favorable settlement of certain uncertain tax positions that occurred in the nine month period ended April 30, 2011 compared to the nine month period ended April 30, 2012. Additional tax benefit was also recorded in the nine month period ended April 30, 2011 due to the retroactive reinstatement of the federal research and development tax credit that was enacted on December 17, 2010 as well as a larger benefit from state return to provision adjustments. The April 30, 2012 effective tax rate was favorably impacted by the additional benefit related to the settlement of certain uncertain tax benefits due to statute of limitation expirations that occurred in the nine month period ended April 30, 2012.

The Company anticipates a decrease of approximately $4,700 in unrecognized tax benefits, and $1,200 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from (1) expected settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations. Actual results may differ materially from this estimate.

13.	Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2011	$829,148
Net income	77,379
Dividends paid	(24,387)

Balance as of April 30, 2012	$882,140

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

On January 30, 2009, the Company entered into a second credit agreement (the “Second Credit Agreement”) with the Borrowers pursuant to which the Company loaned an additional $10,000 to the Borrowers (the “Second Loan”). Pursuant to the terms of the Second Credit Agreement, the Borrowers agreed to use the proceeds of the Second Loan solely to make an equity contribution to FreedomRoads Holding to be used by FreedomRoads Holding or its subsidiaries to purchase the Company’s products. As a result, payments received on the Second Loan are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

The Second Loan was scheduled to mature on June 30, 2012. Pursuant to the terms of the Second Loan, principal was payable in semi-annual installments of $1,000 each, commencing on June 30, 2010, with a final payment of $6,000 on June 30, 2012. Interest on the principal amount of the Second Loan is payable in cash on a quarterly basis at a rate of 12% per annum. The final principal payment of $6,000 was received in April 2012.

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

One dealer, FreedomRoads, accounted for 12% of the Company’s consolidated recreation vehicle net sales for the nine months ended April 30, 2012 and 11% of its consolidated net sales for the nine months ended April 30, 2012. This dealer also accounted for 15% of the Company’s consolidated trade accounts receivable at April 30, 2012 and 14% at July 31, 2011. The loss of this dealer could have a significant effect on the Company’s business.

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

During the nine months ended April 30, 2011, the Company received and recognized $9,566 of insurance proceeds which included $5,378 for business interruption. The recognized insurance recoveries of $9,566 for the nine months ended April 30, 2011 less $915 of clean up and other costs incurred during the period resulted in a gain on involuntary conversion of $8,651.

The reconstructed facility was operational in September 2010. No related costs or additional insurance proceeds have been recognized in fiscal 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 39% for the calendar quarter ended March 31, 2012. In the motorized segment of the RV industry, we have a U.S. market share of approximately 23% for the calendar quarter ended March 31, 2012. Our U.S. and Canada market share in small and mid-size buses is approximately 38% for the calendar year ended December 31, 2011. We also manufacture and sell 40-foot buses at our facility in Southern California and manufacture and sell ambulances at our Goshen Coach facility in Elkhart, Indiana.

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

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital acquisitions of $5,943 for the nine months ended April 30, 2012 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

During the nine months ended April 30, 2012, the Company purchased a combined total of 3,000,000 shares and held them as treasury stock at a total cost of $77,000. Of the 3,000,000 shares, 2,000,000 were repurchased from the Estate of Wade F.B. Thompson (the “Estate”) in two separate private transactions at a total cost of $48,500. Both of these transactions were evaluated and approved by members of our board of directors who are not affiliated with the Estate. In a third separate private transaction, the Company repurchased 1,000,000 shares from Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. at a total cost of $28,500. The Company used available cash to purchase all of these shares, which collectively represented 5.4% of the Company’s issued and outstanding common stock prior to the repurchases. Each of these transactions is more fully discussed in Note 7 to the Condensed Consolidated Financial Statements.

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

After declining wholesale shipments in calendar years 2008 and 2009, industry conditions in the RV market substantially improved in calendar year 2010, with RV wholesale shipments of travel trailers, fifth wheels and motorized RVs up 48.1% for the twelve months ended December 31, 2010, according to RVIA. This large increase in shipments in calendar year 2010 was attributable to a number of forces in the market including: RV dealers’ restocking of depleted lot inventories, improved floor plan financing availability to RV dealers and improved retail sales to consumers. Calendar year 2011 wholesale shipments slowed to a year over year increase of 5.9% as a result of the restocking that was completed in calendar year 2010, coupled with continuing lower consumer confidence and uncertain economic conditions. Calendar year 2012 wholesale shipments of travel trailers, fifth wheels and motorized RVs have posted a 10.1% gain through March 31, 2012 compared to the first calendar quarter of 2011.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers remaining cautious given continuing economic uncertainties. Thor’s RV backlog as of April 30, 2012 increased 5% to approximately $448,000 from approximately $427,000 as of April 30, 2011.

Key wholesale statistics for the RV industry, as reported by RVIA (rounded to the nearest hundred) are as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year through March 31,			%
	2012	2011	Increase	Change
Towables Units (1)	60,400	54,200	6,200	11.4%
Motorized Units	6,900	6,900	–	0%

Total	67,300	61,100	6,200	10.1%

(1) Excluding Folding Camp Trailers and Truck Campers, which the Company does not manufacture.

According to the RVIA, 2012 calendar year wholesale shipments for all RV categories are forecast to total 269,700 units, a 6.9% increase over calendar year 2011, with most of the 2012 growth expected in travel trailers and fifth wheels. Travel trailers and fifth wheels are expected to account for 85% of all RV shipments in 2012, a record level. The outlook for calendar 2012 growth in RV sales is based on slow but consistent income growth and improving unemployment during the remainder of 2012.

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

Key retail statistics for the RV industry, as reported by Stat Surveys are as follows:

	U.S. and Canada Retail Registrations
	Calendar Year through March 31,			%
	2012	2011	Increase	Change
Towables Units (1)	37,618	33,928	3,690	10.9%
Motorized Units	5,544	5,114	430	8.4%

(1) Excluding Camping Trailers and Truck Campers, which the Company does not manufacture.

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

The Company’s wholesale RV shipments were as follows:

	Wholesale Shipments
	Calendar Year through March 31,			%
	2012	2011	Increase	Change
Towables Units	23,885	23,210	675	2.9%
Motorized Units	1,421	1,314	107	8.1%

Retail shipments of the Company’s RV products, as reported by Stat Surveys, were as follows:

	U.S. and Canada Retail Registrations
	Calendar Year through March 31,			%
	2012	2011	Increase	Change
Towables Units	14,395	13,507	888	6.6%
Motorized Units	1,243	923	320	34.7%

The increase in the Company’s motorized unit retail registrations of 34.7% for the calendar year through March 31 is due primarily to the earlier registration of certain rental units in 2012 versus 2011.

Our outlook for future retail sales is tempered by the continuing uncertain economic conditions faced by consumers related to fuel prices, the rate of unemployment, the level of consumer confidence, the income growth of consumers, credit availability, the pace of recovery in the housing market and the likelihood of rising taxes, all of which could negatively impact the pace of RV sales. However, if consumer confidence improves, retail and wholesale credit remains available, interest rates remain low and economic uncertainties begin to dissipate, we would expect to see an improvement in RV sales and expect to benefit from our ability to increase production. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010 according to the RVIA.

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. Commodity cost increases witnessed early in calendar year 2011 partially abated late in the year for steel, aluminum and copper; with thermoplastic prices holding steady at the higher cost levels. Although calendar year 2012 raw material prices began the year lower than the same period in 2011 for most commodities, we have recently incurred increased costs in certain raw materials and components and any future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to consumers.

Government entities are the primary purchasers or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have a 5-year useful life and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses decreased 7.5% for the twelve months ended December 31, 2011 compared with the same period in 2010. Federal stimulus funds helped the transit industry in the recent economic downturn, however, that funding has expired. Municipal budgets have been reduced and transit agencies’ operating costs have increased. We have, however, recently started to see public agencies and private operators begin to replace their fleets. As of April 30, 2012, our buses reportable segment backlog increased by 15% to approximately $236,000 as compared to approximately $206,000 as of April 30, 2011. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers and the introduction of new bus products.

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

Three Months Ended April 30, 2012 vs. Three Months Ended April 30, 2011

	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$680,472		$624,631		$55,841	8.9
Motorized	126,724		118,166		8,558	7.2

Total Recreation Vehicles	807,196		742,797		64,399	8.7
Buses	119,262		109,262		10,000	9.2

Total	$926,458		$852,059		$74,399	8.7

# OF UNITS:
Recreation Vehicles
Towables	26,358		25,302		1,056	4.2
Motorized	1,836		1,743		93	5.3

Total Recreation Vehicles	28,194		27,045		1,149	4.2
Buses	1,796		1,629		167	10.3

Total	29,990		28,674		1,316	4.6

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$86,178	12.7	$88,190	14.1	$(2,012)	(2.3)
Motorized	13,550	10.7	11,830	10.0	1,720	14.5

Total Recreation Vehicles	99,728	12.4	100,020	13.5	(292)	(0.3)
Buses	9,742	8.2	8,464	7.7	1,278	15.1

Total	$109,470	11.8	$108,484	12.7	$986	0.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$32,860	4.8	$31,487	5.0	$1,373	4.4
Motorized	5,435	4.3	5,926	5.0	(491)	(8.3)

Total Recreation Vehicles	38,295	4.7	37,413	5.0	882	2.4
Buses	6,661	5.6	4,410	4.0	2,251	51.0
Corporate	2,007	–	8,563	–	(6,556)	(76.6)

Total	$46,963	5.1	$50,386	5.9	$(3,423)	(6.8)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$51,050	7.5	$54,131	8.7	$(3,081)	(5.7)
Motorized	8,112	6.4	5,904	5.0	2,208	37.4

Total Recreation Vehicles	59,162	7.3	60,035	8.1	(873)	(1.5)
Buses	2,828	2.4	4,472	4.1	(1,644)	(36.8)
Corporate	(771)	–	(7,189)	–	6,418	89.3

Total	$61,219	6.6	$57,318	6.7	$3,901	6.8

ORDER BACKLOG:	As of April 30, 2012	As of April 30, 2011	Change Amount	% Change
Recreation Vehicles
Towables	$345,878	$361,042	$(15,164)	(4.2)
Motorized	102,525	66,344	36,181	54.5

Total Recreation Vehicles	448,403	427,386	21,017	4.9
Buses	236,092	206,107	29,985	14.5

Total	$684,495	$633,493	$51,002	8.1

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2012 increased $74,399, or 8.7%, compared to the three months ended April 30, 2011. Consolidated gross profit increased $986, or 0.9%, compared to the three months ended April 30, 2011. Consolidated gross profit was 11.8% of consolidated net sales for the three months ended April 30, 2012 compared to 12.7% of consolidated net sales for the three months ended April 30, 2011. This 0.9% decrease in gross profit percentage was driven primarily by increased discounting and sales incentives coupled with certain material costs increases compared to the prior year period. Selling, general and administrative expenses for the three months ended April 30, 2012 decreased 6.8% compared to the three months ended April 30, 2011. Income before income taxes for the three months ended April 30, 2012 was $61,219 as compared to the three months ended April 30, 2011 of $57,318, an increase of 6.8%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $6,556 to $2,007 for the three months ended April 30, 2012 compared to $8,563 for the three months ended April 30, 2011. The decrease is primarily attributable to a decrease of $3,870 in product liability insurance costs as $750 was allocated to the towables segment and $1,500 was allocated to the buses segment for claims activity previously reserved for at the Corporate level as part of the Company’s actuarially determined product liability reserve; also, there were favorable historical claims experience adjustments to our actuarially determined product liability reserve. In addition, stock option expense decreased $700, and legal fees decreased $754 primarily due to additional fees in the prior year related to the now completed SEC review. Group medical costs also decreased $509 due to improved claims experience.

Corporate interest income and other income and expense was $1,236 for the three months ended April 30, 2012, comparable to the $1,374 for the three months ended April 30, 2011.

The overall effective income tax rate for the three months ended April 30, 2012 was 32.5% compared with 30.2% for the three months ended April 30, 2011. The increase in the overall effective income tax rate was primarily attributable to a larger benefit from state return to provision adjustment that occurred for the three months ended April 30, 2011 as compared to the three months ended April 30, 2012. This was partially offset by the benefit realized related to the settlement of certain uncertain tax benefits due to statute of limitation expirations that occurred in the three months ended April 30, 2012.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the three months ended April 30, 2012 vs. the three months ended April 30, 2011:

	Three Months Ended April 30, 2012	% of Segment Net Sales	Three Months Ended April 30, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$317,487	46.7	$295,027	47.2	$22,460	7.6
Fifth Wheels	356,940	52.5	323,756	51.8	33,184	10.2
Other	6,045	0.8	5,848	1.0	197	3.4

Total Towables	$680,472	100.0	$624,631	100.0	$55,841	8.9

	Three Months Ended April 30, 2012	% of Segment Shipments	Three Months Ended April 30, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	16,684	63.3	15,795	62.4	889	5.6
Fifth Wheels	9,477	36.0	9,309	36.8	168	1.8
Other	197	0.7	198	0.8	(1)	(0.5)

Total Towables	26,358	100.0	25,302	100.0	1,056	4.2

Impact of Change in Price on Net Sales:

% Increase
Towables
Travel Trailers	2.0
Fifth Wheels	8.4
Other	3.9
Total Towables	4.7

The increase in total towables net sales of 8.9% compared to the prior year quarter resulted from a 4.2% increase in unit shipments and a 4.7% increase in the impact of the change in the net price per unit.

The increase in the net price per unit within the travel trailer and fifth wheel product lines is due to current customer preference trending toward higher priced units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2011. Average fifth wheel selling prices have also increased due to the higher concentration of sales of the Redwood product line and other luxury product lines and certain upscale toy hauler lines introduced since or during the second quarter of last year. These increases were partially offset by increased discounting, which effectively reduces the net price per unit. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the three month period ended April 30, 2012 was 13.4% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $57,853 to $594,294, or 87.3% of towables net sales, for the three months ended April 30, 2012 compared to $536,441, or 85.9% of towable net sales, for the three months ended April 30, 2011. The change in material, labor, freight-out and warranty comprised $56,844 of the $57,853 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 82.0% for the three months ended April 30, 2012 and 80.3% for the three months ended April 30, 2011. This increase as a percentage of towable net sales is primarily due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material percentage to sales. Certain materials costs have also contributed to this increase. Total manufacturing overhead as a percentage of towable net sales decreased from 5.6% to 5.3% compared to the prior year period due to the increase in production resulting in increased absorption of fixed overhead costs.

Towable gross profit decreased $2,012 to $86,178, or 12.7% of towable net sales, for the three months ended April 30, 2012 compared to $88,190, or 14.1% of towable net sales, for the three months ended April 30, 2011. The decrease was primarily due to the increases in cost of products sold as discussed above.

Selling, general and administrative expenses were $32,860, or 4.8% of towable net sales, for the three months ended April 30, 2012 compared to $31,487, or 5.0% of towable net sales, for the three months ended April 30, 2011. The primary reason for the $1,373 increase was increased towable net sales, which caused commissions and other compensation to increase by $2,001. Sales related travel, advertising, and promotional costs also increased $749 in correlation with the increase in sales. Product liability and related costs also increased $1,116. These increases were partially offset by a decrease of $1,961 in litigation and related costs primarily due to FEMA Trailer Formaldehyde Litigation costs included in the prior year. In addition, bonus expenses decreased $431 due to management changes within the towables segment.

Towable income before income taxes decreased to 7.5% of towable net sales for the three months ended April 30, 2012 from 8.7% of towable net sales for the three months ended April 30, 2011. The primary factor for this decrease in percentage was the impact of the increase in cost of products sold noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the three months ended April 30, 2012 vs. the three months ended April 30, 2011:

	Three Months Ended April 30, 2012	% of Segment Net Sales	Three Months Ended April 30, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$66,999	52.9	$58,994	49.9	$8,005	13.6
Class C	52,091	41.1	53,163	45.0	(1,072)	(2.0)
Class B	7,634	6.0	6,009	5.1	1,625	27.0

Total Motorized	$126,724	100.0	$118,166	100.0	$8,558	7.2

	Three Months Ended April 30, 2012	% of Segment Shipments	Three Months Ended April 30, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	749	40.8	649	37.2	100	15.4
Class C	1,012	55.1	1,028	59.0	(16)	(1.6)
Class B	75	4.1	66	3.8	9	13.6

Total Motorized	1,836	100.0	1,743	100.0	93	5.3

Impact of Change in Price on Net Sales:

% Increase/(Decrease)
Motorized
Class A	(1.8)
Class C	(0.4)
Class B	13.4
Total Motorized	1.9

The increase in total motorized net sales of 7.2% compared to the prior year quarter resulted from a 5.3% increase in unit shipments and a 1.9% overall increase in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 2.6% for the three month period ended April 30, 2012 compared to the same period last year according to statistics published by RVIA.

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

Cost of products sold increased $6,838 to $113,174, or 89.3% of motorized net sales, for the three months ended April 30, 2012 compared to $106,336, or 90.0% of motorized net sales, for the three months ended April 30, 2011. The change in material, labor, freight-out and warranty comprised $7,462 of the $6,838 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales remained stable at 85.0% compared to 84.9% for the prior year period. Total manufacturing overhead decreased $624, and total manufacturing overhead as a percentage of motorized net sales decreased to 4.3% from 5.1% due to this decrease and the increase in unit production resulting in higher absorption of fixed overhead costs compared to the prior year period.

Motorized gross profit increased $1,720 to $13,550, or 10.7% of motorized net sales, for the three months ended April 30, 2012 compared to $11,830, or 10.0% of motorized net sales, for the three months ended April 30, 2011. The increase in gross profit was due primarily to the impact of the 5.3% increase in unit sales volume noted above.

Selling, general and administrative expenses were $5,435, or 4.3% of motorized net sales, for the three months ended April 30, 2012 compared to $5,926, or 5.0% of motorized net sales, for the three months ended April 30, 2011. The primary reason for the $491 decrease was a decrease in product liability related costs of $465.

Motorized income before income taxes was 6.4% of motorized net sales for the three months ended April 30, 2012 and 5.0% of motorized net sales for the three months ended April 30, 2011. The primary reasons for this increase in percentage were the increased sales coupled with the reduction in selling, general and administrative expense noted above.

BUSES

Analysis of change in net sales for the three months ended April 30, 2012 vs. the three months ended April 30, 2011:

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Change Amount	% Change

Net Sales	$119,262	$109,262	$10,000	9.2
# of Units	1,796	1,629	167	10.3
Impact of Change in Price on Net Sales:				(1.1)

The increase in buses net sales of 9.2% compared to the prior year quarter resulted from a 10.3% increase in unit shipments and 1.1% decrease in the impact of the change in the net price per unit.

The 1.1% decrease in the impact of the change in the net price per unit is primarily due to a greater concentration of sales of lower priced units in the current year.

Cost of products sold increased $8,722 to $109,520, or 91.8% of buses net sales, for the three months ended April 30, 2012 compared to $100,798, or 92.3% of buses net sales, for the three months ended April 30, 2011. The increase in material, labor, freight-out and warranty represents $8,953 of the $8,722 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 84.5% from 84.1% compared to the prior year period. This increase in percentage of cost of products sold was primarily due to lower margin product mix as well as increased chassis costs in the current period as compared to the prior year period. These increases were partially offset by more favorable warranty claims experience in the current period. Total manufacturing overhead decreased $231, which, along with the increase in production resulting in higher absorption of fixed overhead costs, caused manufacturing overhead to decrease to 7.3% from 8.2% as a percentage of buses net sales.

Buses gross profit increased $1,278 to $9,742, or 8.2% of buses net sales, for the three months ended April 30, 2012 compared to $8,464, or 7.7% of buses net sales, for the three months ended April 30, 2011.

Selling, general and administrative expenses were $6,661, or 5.6% of buses net sales, for the three months ended April 30, 2012 compared to $4,410, or 4.0% of buses net sales, for the three months ended April 30, 2011. The primary reason for the $2,251 increase was an increase of $2,025 in product liability related costs.

Buses income before income taxes was 2.4% of buses net sales for the three months ended April 30, 2012 compared to 4.1% of buses net sales for the three months ended April 30, 2011. This decrease in percentage is primarily due to the favorable impact of the $1,818 gain on involuntary conversion relating to the fire at our Champion bus production facility for the three months ended April 30, 2011.

Nine Months Ended April 30, 2012 vs. Nine Months Ended April 30, 2011

	Nine Months Ended April 30, 2012		Nine Months Ended April 30, 2011		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$1,623,782		$1,411,882		$211,900	15.0
Motorized	246,068		274,589		(28,521)	(10.4)

Total Recreation Vehicles	1,869,850		1,686,471		183,379	10.9
Buses	326,578		298,499		28,079	9.4

Total	$2,196,428		$1,984,970		$211,458	10.7

# OF UNITS:
Recreation Vehicles
Towables	62,428		58,683		3,745	6.4
Motorized	3,370		3,731		(361)	(9.7)

Total Recreation Vehicles	65,798		62,414		3,384	5.4
Buses	5,015		4,571		444	9.7

Total	70,813		66,985		3,828	5.7

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$193,542	11.9	$180,162	12.8	$13,380	7.4
Motorized	23,646	9.6	26,844	9.8	(3,198)	(11.9)

Total Recreation Vehicles	217,188	11.6	207,006	12.3	10,182	4.9
Buses	26,640	8.2	25,699	8.6	941	3.7

Total	$243,828	11.1	$232,705	11.7	$11,123	4.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$81,277	5.0	$77,463	5.5	$3,814	4.9
Motorized	12,480	5.1	15,680	5.7	(3,200)	(20.4)

Total Recreation Vehicles	93,757	5.0	93,143	5.5	614	0.7
Buses	15,225	4.7	13,966	4.7	1,259	9.0
Corporate	12,686	–	28,910	–	(16,224)	(56.1)

Total	$121,668	5.5	$136,019	6.9	$(14,351)	(10.6)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$104,810	6.5	$96,039	6.8	$8,771	9.1
Motorized	11,160	4.5	9,125	3.3	2,035	22.3

Total Recreation Vehicles	115,970	6.2	105,164	6.2	10,806	10.3
Buses	10,693	3.3	17,683	5.9	(6,990)	(39.5)
Corporate	(9,300)	–	(24,362)	–	15,062	61.8

Total	$117,363	5.3	$98,485	5.0	$18,878	19.2

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2012 increased $211,458, or 10.7%, compared to the nine months ended April 30, 2011, partially attributable to the success of the Thor Open House. Heartland accounted for $68,621 of the total $211,458 increase in net sales, as Heartland’s results include nine months in the current year total as compared with seven and a half months of operations in the prior year from the date of its acquisition by the Company. Consolidated gross profit increased $11,123, or 4.8%, compared to the nine months ended April 30, 2011. Consolidated gross profit was 11.1% of consolidated net sales for the nine months ended April 30, 2012 compared to 11.7% of consolidated net sales for the nine months ended April 30, 2011. This 0.6% decrease in gross profit percentage was driven primarily by increased discounting and dealer incentive programs within the RV towables segment in the current period, as dealer and competitor pressures necessitated greater discounting and incentives to secure sales. Certain material costs have increased in the current period as well. Selling, general and administrative expenses for the nine months ended April 30, 2012 decreased 10.6% compared to the nine months ended April 30, 2011. Income before income taxes for the nine months ended April 30, 2012 was $117,363 as compared to the nine months ended April 30, 2011 of $98,485, an increase of 19.2%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $16,224 to $12,686 for the nine months ended April 30, 2012 compared to $28,910 for the nine months ended April 30, 2011. The decrease is attributable to one-time legal and professional fees of $1,826 incurred in the prior year in connection with the Heartland acquisition and $3,421 in additional fees in the prior year related to the now completed SEC review. Product liability costs decreased $4,440 as $750 was allocated to the towables segment and $1,500 was allocated to the buses segment for claims activity previously reserved for at the Corporate level as part of the Company’s actuarially determined product liability reserve; also, there were favorable historical claims experience adjustments to our actuarially determined product liability reserve. Ongoing legal and other professional fees have also decreased $1,612. In addition, deferred compensation plan expense decreased $1,124 and stock option expense decreased $2,070. Group medical costs also decreased $936.

Corporate interest income and other income and expense was $3,386 for the nine months ended April 30, 2012 compared to $4,548 for the nine months ended April 30, 2011. The decrease of $1,162 is primarily due to a reduction of $1,196 in other income, principally due to the market value appreciation on the Company’s deferred compensation plan assets being $403 in the current year as compared to appreciation of $1,527 in the prior year.

The overall effective income tax rate for the nine months ended April 30, 2012 was 34.1% compared with 29.6% for the nine months ended April 30, 2011. The primary reason for the increase in the overall effective income tax rate was the larger favorable settlement of certain uncertain tax positions that occurred in the nine month period ended April 30, 2011 compared to the nine month period ended April 30, 2012. Additional tax benefit was also recorded in the nine month period ended April 30, 2011 due to the retroactive reinstatement of the federal research and development tax credit that was enacted on December 17, 2010 as well as a larger benefit from state return to provision adjustments. The April 30, 2012 effective tax rate was favorably impacted by the additional benefit related to the settlement of certain uncertain tax benefits due to statute of limitation expirations that occurred in the nine month period ended April 30, 2012.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the nine months ended April 30, 2012 vs. the nine months ended April 30, 2011:

	Nine Months Ended April 30, 2012	% of Segment Net Sales	Nine Months Ended April 30, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$742,271	45.7	$653,175	46.3	$89,096	13.6
Fifth Wheels	866,279	53.3	743,925	52.7	122,354	16.4
Other	15,232	1.0	14,782	1.0	450	3.0

Total Towables	$1,623,782	100.0	$1,411,882	100.0	$211,900	15.0

	Nine Months Ended April 30, 2012	% of Segment Shipments	Nine Months Ended April 30, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	38,775	62.1	35,983	61.3	2,792	7.8
Fifth Wheels	23,178	37.1	22,211	37.8	967	4.4
Other	475	0.8	489	0.9	(14)	(2.9)

Total Towables	62,428	100.0	58,683	100.0	3,745	6.4

Impact of Change in Price on Net Sales:

% Increase
Towables
Travel Trailers	5.8
Fifth Wheels	12.0
Other	5.9
Total Towables	8.6

The increase in total towables net sales of 15.0% compared to the prior year period resulted from a 6.4% increase in unit shipments and an 8.6% increase in the impact of the change in the net price per unit. Heartland accounted for $68,621 of the total $211,900 increase in towables net sales and for 1,379 of the 3,745 increase in total towable unit sales, as Heartland’s results include nine months in the current year as compared with the seven and a half months of operations in the prior year period from the date of its acquisition.

The increase in the net price per unit within the travel trailer and fifth wheel product lines is due to current customer preference trending toward higher priced units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor Open House in September 2011. In addition, average fifth wheel selling prices have also increased due to the introductions of the Redwood and other luxury product lines and certain upscale toy hauler lines since the spring of 2011. In addition, selling price increases were implemented for many models within both the travel trailer and fifth wheel product lines since the spring of 2011. These increases were partially offset by increased discounting and dealer sales incentive programs, including interest reimbursement programs, as compared to the prior year period, which effectively reduces the net sales price per unit. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the nine month period ended April 30, 2012 was 10.7% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $198,520 to $1,430,240, or 88.1% of towables net sales, for the nine months ended April 30, 2012 compared to $1,231,720, or 87.2% of towable net sales, for the nine months ended April 30, 2011. The change in material, labor, freight-out and warranty comprised $190,307 of the $198,520 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 82.3% for the nine months ended April 30, 2012 and 81.1% for the nine months ended April 30, 2011. This increase as a percentage of towable net sales is primarily due to an increase in discounting, which effectively decreases net sales per unit and therefore increases the material cost percentage to net sales. Certain increases in material costs have also contributed to this increase in the material cost percentage to sales. Total manufacturing overhead as a percentage of towable net sales decreased from 6.1% to 5.8% due to the increase in production resulting in increased absorption of fixed overhead costs.

Towable gross profit increased $13,380 to $193,542, or 11.9% of towable net sales, for the nine months ended April 30, 2012 compared to $180,162, or 12.8% of towable net sales, for the nine months ended April 30, 2011. The increase in gross profit was due to the combination of increased sales, partially offset by increased discounts from unit list prices and increased wholesale and retail incentives provided to customers, and changes in cost of products sold as discussed above.

Selling, general and administrative expenses were $81,277, or 5.0% of towable net sales, for the nine months ended April 30, 2012 compared to $77,463, or 5.5% of towable net sales, for the nine months ended April 30, 2011. The primary reason for the $3,814 increase was increased towable net sales, which caused commissions and other compensation to increase by $5,331. Sales related travel, advertising, and promotional costs also increased $1,822 in correlation with the increase in sales. These cost increases were partially offset by the effects of management changes within the towables segment, which caused related bonus expense to decrease by $1,749. Litigation related costs also decreased $2,132 primarily related to the FEMA Trailer Formaldehyde Litigation costs included in the prior year period.

Towable income before income taxes decreased to 6.5% of towable net sales for the nine months ended April 30, 2012 from 6.8% of towable net sales for the nine months ended April 30, 2011. The primary factor for this decrease in percentage was the impact of the increase in cost of products sold noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the nine months ended April 30, 2012 vs. the nine months ended April 30, 2011:

	Nine Months Ended April 30, 2012	% of Segment Net Sales	Nine Months Ended April 30, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$147,574	60.0	$166,953	60.8	$(19,379)	(11.6)
Class C	76,670	31.2	91,540	33.3	(14,870)	(16.2)
Class B	21,824	8.8	16,096	5.9	5,728	35.6

Total Motorized	$246,068	100.0	$274,589	100.0	$(28,521)	(10.4)

	Nine Months Ended April 30, 2012	% of Segment Shipments	Nine Months Ended April 30, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,683	49.9	1,819	48.8	(136)	(7.5)
Class C	1,467	43.5	1,734	46.5	(267)	(15.4)
Class B	220	6.6	178	4.7	42	23.6

Total Motorized	3,370	100.0	3,731	100.0	(361)	(9.7)

Impact of Change in Price on Net Sales:

% Increase/(Decrease)
Motorized
Class A	(4.1)
Class C	(0.8)
Class B	12.0
Total Motorized	(0.7)

The decrease in total motorized net sales of 10.4% compared to the prior year period resulted from a 9.7% decrease in unit shipments and a 0.7% overall decrease in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 8.7% for the nine month period ended April 30, 2012 compared to the same period last year according to statistics published by RVIA.

The decrease in the net price per unit within the Class A product line is primarily due to increased demand for the more moderately priced gas units as compared to the generally larger and more expensive diesel units. The slight decrease in the net price per unit within the Class C product line is due to the impact of a greater concentration of lower priced rental units being sold in the current period. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year.

Cost of products sold decreased $25,323 to $222,422, or 90.4% of motorized net sales, for the nine months ended April 30, 2012 compared to $247,745, or 90.2% of motorized net sales, for the nine months ended April 30, 2011. The change in material, labor, freight-out and warranty comprised $23,720 of the $25,323 decrease due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales remained stable at 84.8% compared to 84.6% for the prior year period. Total manufacturing overhead decreased $1,603, primarily due to reduced indirect labor costs, and total manufacturing overhead as a percentage of motorized net sales stayed consistent at 5.6%.

Motorized gross profit decreased $3,198 to $23,646, or 9.6% of motorized net sales, for the nine months ended April 30, 2012 compared to $26,844, or 9.8% of motorized net sales, for the nine months ended April 30, 2011. The decrease in gross profit was due primarily to the 9.7% decrease in unit sales volume.

Selling, general and administrative expenses were $12,480, or 5.1% of motorized net sales, for the nine months ended April 30, 2012 compared to $15,680, or 5.7% of motorized net sales, for the nine months ended April 30, 2011. The primary reason for the $3,200 decrease was a decrease of $1,489 in bonus expense due to management changes within the motorized segment. In addition, the decrease in motorized net sales caused related commissions and other compensation to decrease by $887. Product liability related costs also decreased $414.

Motorized income before income taxes was 4.5% of motorized net sales for the nine months ended April 30, 2012 and 3.3% of motorized net sales for the nine months ended April 30, 2011. The primary reason for this increase in percentage was the impact of the $2,036 trademark impairment charge included in the results for the nine months ended April 30, 2011.

BUSES

Analysis of change in net sales for the nine months ended April 30, 2012 vs. the nine months ended April 30, 2011:

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Change Amount	% Change

Net Sales	$326,578	$298,499	$28,079	9.4
# of Units	5,015	4,571	444	9.7
Impact of Change in Price on Net Sales:				(0.3)

The increase in buses net sales of 9.4% compared to the prior year period resulted from a 9.7% increase in unit shipments and a 0.3% decrease in the impact of the change in the net price per unit.

Cost of products sold increased $27,138 to $299,938, or 91.8% of buses net sales, for the nine months ended April 30, 2012 compared to $272,800, or 91.4% of buses net sales, for the nine months ended April 30, 2011. The increase in material, labor, freight-out and warranty represents $27,760 of the $27,138 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 83.9% from 82.5% compared to the prior year period. This increase in percentage of cost of products sold was primarily due to overall lower margin product mix as well as increased chassis costs in the current period as compared to the prior year period. Total manufacturing overhead decreased $622, which, along with the increase in production resulting in higher absorption of fixed overhead costs, caused manufacturing overhead to decrease to 7.9% from 8.9% as a percentage of buses net sales.

Buses gross profit increased $941 to $26,640, or 8.2% of buses net sales, for the nine months ended April 30, 2012 compared to $25,699, or 8.6% of buses net sales, for the nine months ended April 30, 2011.

Selling, general and administrative expenses were $15,225 or 4.7% of buses net sales, for the nine months ended April 30, 2012 compared to $13,966, or 4.7% of buses net sales, for the nine months ended April 30, 2011. The primary reason for the $1,259 increase was an increase of $2,020 in product liability costs partially offset by an $812 decrease in bonus expense correlating with the decrease in income before income taxes.

Buses income before income taxes was 3.3% of buses net sales for the nine months ended April 30, 2012 compared to 5.9% of buses net sales for the nine months ended April 30, 2011. This decrease in percentage is primarily due to the favorable impact of the $8,651 gain on involuntary conversion relating to the fire at our Champion bus facility for the nine months ended April 30, 2011.

Financial Condition and Liquidity

As of April 30, 2012, we had $147,986 in cash and cash equivalents compared to $215,435 on July 31, 2011. The decrease is primarily attributable to the repurchase of a total of $77,000 of the Company’s common stock as more fully described in Note 7 to our Condensed Consolidated Financial Statements.

Working capital at April 30, 2012 was $337,690 compared to $345,169 at July 31, 2011. We have no long-term debt. Capital acquisitions of $5,943 for the nine months ended April 30, 2012 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected future operational requirements. We rely on internally generated cash flows from operations to finance our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback.

The Company anticipates additional capital expenditures in fiscal 2012 of approximately $10,500. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

The Company’s Board currently intends to continue quarterly cash dividend payments in the future. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors.

Future purchases of the Company’s common stock may occur based upon market and business conditions, and excess cash availability, subject to applicable legal limitations.

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2012 was $37,317 as compared to net cash used of $49,787 for the nine months ended April 30, 2011. The combination of net income and non-cash items (primarily depreciation, amortization, trademark impairment, involuntary conversion of assets and deferred income taxes) provided $94,134 of operating cash compared to $90,707 in the prior year period. Both of these amounts were offset by seasonal increases in accounts receivable and inventories. The nine months ended April 30, 2011, however, experienced a $56,940 increase in inventories compared to $16,405 in the current year, as sales volumes and inventory purchases relative to the prior year were increasing at a greater rate last year as compared to this year. Accounts payable increased $52,908 in the nine months ended April 30, 2012 as compared to a decrease of $3,097 for the nine months ended April 30, 2011 due to the fact that more inventory purchases last year had taken place and been paid for by the end of April 2011.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2012 was $4,508, primarily for capital expenditures of $6,286. During the nine months ended April 30, 2011, net cash used in investing activities of $123,536 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of $28,825. The capital expenditures of $28,825 included approximately $5,460 for the reconstruction of the Champion Bus plant, approximately $9,700 for the purchase of recreation vehicle plants that were previously leased and approximately $6,100 for plant expansions in our towables operations.

Financing Activities

Net cash used in financing activities of $100,258 for the nine months ended April 30, 2012 was primarily related to the repurchase of a total of 3,000,000 shares of common stock of the Company for $77,000 and cash dividend payments of $24,387. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees. The Company considered the repurchases of shares to be a good use of its cash and does not believe future liquidity will be negatively impacted. See Note 7 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transactions. The Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share in October 2011. During the nine months ended April 30, 2011, net cash used in financing activities of $15,181 was primarily for cash dividend payments of $16,744. The Company increased its previous regular quarterly dividend of $0.07 per share to $0.10 per share in October 2010.

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

Impairment of Goodwill, Trademarks and Long-Lived Assets

We review our long-lived assets (individually or in a related group as appropriate) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows attributable to the assets. Additionally, we review our only non-amortizing intangible asset, goodwill, for impairment annually as of April 30 of each year. Accordingly, we continually assess whether events or changes in circumstances represent a ‘triggering’ event that would require us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include, among other things, whether there has been a significant adverse change in legal factors, business climate or competition related to the operation of the asset, whether there has been a significant decrease in actual or expected operating results related to the asset and whether there are current plans to sell or dispose of the asset. The determination of whether a triggering event has occurred is subject to significant management judgment, including at which point or fiscal quarter a triggering event has occurred when the relevant adverse factors persist over extended periods.

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

The Company has five individual reporting units that carry goodwill. One reporting unit carries 49% of our consolidated goodwill of $245,209 and a second reporting unit carries another 38% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 305% and 35%, respectively, as of our April 30, 2012 assessment. Our other reporting units’ fair values exceeded their respective carrying values by 15% - 309%.

In regards to our April 2012 assessment for the second reporting unit indicated above, we used both a discounted cash flow model and a market approach to determine an estimate of its fair value. Assumptions which more significantly impact the discounted cash flows used in estimating the fair value of this unit included forecasted annual sales increases over the next five years, margin percentages over those years, terminal sales growth and weighted average cost of capital. Each of these estimates is subject to significant management judgment; however, we believe each to be reasonable based on currently available information regarding this unit’s current and expected operations. The more significant factors that might serve to cause future actual results to differ from these estimates include future RV industry volume and pricing pressure related to a highly competitive environment. Should such future actual results require us to reduce our expectations for this reporting unit, future impairment assessments may indicate that the related goodwill and/or other intangible assets may be impaired and such impairment could be material.

Insurance Reserves

Generally, we are self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. Beginning April 1, 2012, this SIR for bus related matters is $7,500 per occurrence. We have established a liability on our balance sheet for such occurrences based on historical data, known cases and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of the cumulative income over recent prior periods. As of April 30, 2012, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements, including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted the guidance effective February 1, 2012. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in fiscal year 2013 is not expected to have a significant impact on the Company’s consolidated financial statements.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, fuel prices, lower consumer confidence and the level of discretionary consumer spending, interest rate increases, restrictive lending practices, increased material and component costs, recent management changes, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2011. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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

During the three months ended April 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows, except that an adverse outcome in a significant litigation matter could have a material effect on the operating results of a particular reporting period.

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

On December 21, 2011, the MDL Court issued an Order that, among other matters, mandated certain manufacturing defendants in the litigation, including the Company and several of its RV subsidiaries, to participate in mediation in January 2012. The Company’s Heartland subsidiary participated in a mediation on January 27, 2012 and reached an agreement in principle to resolve the pending claims against it on February 2, 2012. The other Thor RV subsidiaries involved in the MDL proceeding collectively participated in a mediation on January 19, 2012 and during a second mediation session held on February 10, 2012 reached an agreement in principle to resolve the litigation. On March 27, 2012, Heartland and its insurance carriers entered into a Memorandum of Understanding (“MOU”) memorializing the February 2, 2012 settlement. On March 30, 2012, Thor Industries, Inc., for itself and on behalf of its other RV subsidiaries involved in the MDL proceeding, and its insurance carriers entered into an MOU memorializing the settlement reached on February 10, 2012.

As previously reported on April 19, 2012 by the Company on its Form 8-K, the Company and its RV subsidiaries involved in the MDL proceeding, their respective insurance carriers, several unaffiliated manufacturers of RVs and their insurers, and legal representatives of the plaintiffs each executed a Stipulation of Settlement in April 2012 (the “Stipulation of Settlement”). As set forth more fully in the Stipulation of Settlement, if the MDL Court grants final approval, among other things, (i) the claims against the Company will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting against the Company any claims alleged in the MDL proceeding; (ii) a payment of $6,250,000 will be made by the Company and its insurance carriers for the benefit of the settlement class; and (iii) a payment of $552,600 will be made by Heartland, a subsidiary of the Company and its insurance carriers for the benefit of the settlement class.

On May 31, 2012, the MDL Court temporarily certified the proposed settlement class and granted preliminary approval of the class settlement and the Stipulation of Settlement. The Company had previously recorded adequate amounts for this settlement, and paid $4.7 million into the Registry of the United States District Court for the Eastern District of Louisiana on June 1, 2012.

Fisher v. K. Flanigan et al. and Damon Corporation

In 2005, plaintiff commenced an action against the Flanigans, the owners of a 1998 model year Damon motorhome, in the New York State Supreme Court, County of Erie, No. I2005-162. The complaint alleged that Mr. Fisher incurred serious and permanent bodily injuries after losing his balance and falling while walking in the motorhome’s kitchen area as a result of Mr. Flanigan’s negligent and reckless operation of the vehicle. In 2006, Fisher filed an amended complaint adding Damon, the final stage manufacturer of the motorhome, as a defendant alleging, as an additional cause of action, that the motorhome was defectively manufactured, designed or assembled and seeking to hold Damon jointly and severally liable for plaintiff’s damages, including lost wages, past and future medical expenses, and past and future pain, suffering and loss of enjoyment of life. Subsequently, the plaintiff modified the claims against Damon, asserting that Damon is liable on the theories of failure to warn and defective design. The trial court granted Damon’s motion for summary judgment with respect to the design defect claim but denied Damon’s motion seeking dismissal of plaintiff’s failure to warn claim. Both Damon and plaintiff appealed the trial court’s rulings on the two claims. The Flanigan defendants entered into a settlement with the plaintiff. On November 10, 2011, the Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, decided the appeal in favor of Damon and ordered the case against Damon dismissed. Plaintiff moved for reargument of or, in the alternative, leave to appeal to the Court of Appeals from the decision entered on November 10, 2011. The Supreme Court of the State of New York-Appellate Division, Fourth Judicial Department, denied the motion on January 31, 2012. In February 2012, Plaintiff filed a motion for leave to appeal with the State of New York Court of Appeals requesting leave to appeal from the Order of the Appellate Division, Fourth Judicial Department, entered in November 2011. On May 8, 2012, the Court of Appeals of New York denied plaintiff’s motion for leave to appeal. The case has been dismissed with prejudice.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Stipulation of Settlement, executed on April 13, 2012 by the Company, in the case of In Re: FEMA Trailer Formaldehyde Product Liability Litigation, MDL No. 1873, before the United States District Court, Eastern District of Louisiana (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2012).

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 7, 2012	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman, President
and Chief Executive Officer

DATE: June 7, 2012	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President, Treasurer
and Chief Financial Officer