Form 10-K
period 2012-07-31
THOR INDUSTRIES INC
filed 2012-09-26
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012, Commission File Number 1-9235

or

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

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions, of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☑	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2012 was $1,090,511,937 based on the closing price of the registrant’s common shares on January 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2011 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 14, 2012 was 52,923,010.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 11, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Our principal recreation vehicle operating subsidiaries are Airstream, Inc. (Airstream), CrossRoads RV (CrossRoads), Dutchmen Manufacturing, Inc. (Dutchmen), Thor Motor Coach, Inc. (Thor Motor Coach), Keystone RV Company (Keystone) and Heartland Recreational Vehicles, LLC (Heartland). Our principal bus operating subsidiaries are Champion Bus, Inc. (Champion), ElDorado National California, Inc. (ElDorado California), ElDorado National Kansas, Inc. (ElDorado Kansas) and Goshen Coach, Inc. (Goshen Coach).

On March 1, 2010, we acquired 100% of SJC Industries, Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 in future cash obligations for a total purchase price of $20,081. We believe that the ambulance business is a natural fit with our bus business and have included the operations of SJC in our Buses reportable segment.

Effective September 8, 2010, the operations of Four Winds and Damon were combined to form Thor Motor Coach to optimize operations and garner cost efficiencies.

On September 16, 2010, we acquired 100% of Towable Holdings, Inc., the parent company of Heartland Recreational Vehicles, LLC (“Heartland”) pursuant to a stock purchase agreement for $99,732 in cash and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreation vehicles. Under our ownership, Heartland continues as an independent operation, in the same manner as our existing recreation vehicle and bus companies, and its operations are included in our Towables reportable segment.

Effective January 1, 2011, the operations of Breckenridge and Komfort were transferred into Dutchmen to form a single operating entity. The combination of these operations is intended to reduce overall costs and align management teams.

Effective January 21, 2011, the operations of Goshen Coach and SJC were combined under one management team. This reorganization was made in an effort to reduce overall costs and align management teams. There were no changes to the associated legal entities of Goshen Coach, Inc. and SJC Industries, Corp. In September 2011, the operations of Goshen Coach and SJC were combined within one facility.

Recreation Vehicles

We believe that we are the largest unit and revenue manufacturer of recreation vehicles (“RVs”) in North America based on retail statistics published by Statistical Surveys, Inc. and publicly reported results.

Airstream

Our Airstream subsidiary manufactures and sells premium and medium-high priced travel trailers and motorhomes under the trade name Airstream. Airstream vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreation vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream International, Classic Limited, Sport, Flying Cloud and Eddie Bauer. Airstream also sells the Interstate Class B motorhome.

CrossRoads

Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under the trade names Cruiser, Rushmore, Zinger and Sunset Trail, luxury fifth wheels under the trade name Redwood and park trailers under the trade name Hampton.

Dutchmen

Our Dutchmen subsidiary manufactures and sells conventional travel trailers, fifth wheels and park models primarily under the trade names Dutchmen, Aerolite, Kodiak, Denali, Komfort, Voltage, Aspen Trail, Coleman, Infinity and Breckenridge.

Park models are factory built second homes designed for recreational living. They are towed to a destination site such as a lake, woods or park and are considered a country cottage.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Chateau, Daybreak, Challenger, Tuscany, Outlaw, Palazzo and A.C.E.

Keystone

Our Keystone subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hornet, Sprinter, Outback, Laredo, Alpine, Mountaineer, Avalanche, Raptor, Passport and Cougar.

Heartland

Our Heartland subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Sundance, Elk Ridge, Trail Runner, Cyclone, Prowler and Wilderness.

Buses

We believe that our bus segment is the largest manufacturer of small and mid-size transit and commercial buses in North America (those up to 35 feet) based on statistics published by the Mid-Size Bus Manufacturers Association. We also build 40-foot buses for transit and airport shuttle use. Additionally, through our Goshen Coach operations, we manufacture and sell ambulances.

ElDorado National

ElDorado National, comprised of our ElDorado Kansas and ElDorado California subsidiaries, manufactures and sells buses and mobility vans for transit, airport car rental and hotel/motel shuttles, paramedical transit for hospitals and nursing homes, tour and charter operations and other uses. ElDorado National manufactures and sells buses under trade names such as Aerolite, AeroElite, Aerotech, Escort, MST, Transmark, EZ Rider, AeroAccess II, Advantage, Passport and Axess, its 40 foot bus.

Champion Bus

Champion manufactures and sells small and mid-size buses under trade names such as Challenger, Defender, CTS-RE, Crusader, American Crusader, American Coach, and EZ Street.

Goshen Coach

Effective January 21, 2011, the operations of Goshen Coach and SJC were combined under one management team. Goshen Coach manufactures and sells small and mid-size buses under trade names such as GC II, G-Force and Pacer. Ambulances are sold under trade names such as McCoy Miller and Marque.

Product Line Sales and Segment Information

We have three reportable segments: 1) towable recreation vehicles, 2) motorized recreation vehicles and 3) buses. The towable recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream, CrossRoads, Dutchmen, Heartland (since its acquisition on September 16, 2010) and Keystone. The motorized recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream and Thor Motor Coach.

The buses reportable segment consists of the following operating segments that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach (including SJC, since its acquisition on March 1, 2010).

The table below sets forth the contribution of each of the Company’s segments to net sales in each of the last three fiscal years:

	2012 Amount	%	2011 Amount	%	2010 Amount	%
Recreation Vehicles:
Towables	$2,285,863	74	$1,977,416	72	$1,556,591	68
Motorized	353,935	12	363,026	13	291,958	13

Total Recreation Vehicles	2,639,798	86	2,340,442	85	1,848,549	81
Buses	444,862	14	415,066	15	428,008	19

Total Net Sales	$3,084,660	100	$2,755,508	100	$2,276,557	100

Recreation Vehicles

Overview

We manufacture and sell a wide variety of recreation vehicles throughout the United States and Canada, as well as related parts and accessories. Recreation vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (“RVIA”) and park model classifications are based upon standards established by the Recreation Park Trailer Industry Association (“RPTIA”). The principal types of recreation vehicles that we produce include conventional travel trailers, fifth wheels, park models, and Class A, Class C and Class B motorhomes.

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

Park models are recreational dwellings towed to a permanent site such as a lake, woods or park. The maximum size of park models in the United States is 400 square feet. They provide comfortable self-contained living and are second homes for their owners, according to RPTIA.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities.

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are built on a Ford, General Motors or Mercedes Benz small truck or van chassis which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for short periods of time.

Production

In order to minimize finished inventory, our recreation vehicles generally are produced to dealer order. Our facilities are designed to provide efficient assembly line manufacturing of products. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities and equipment.

We purchase in finished form many of the components used in the production of our recreation vehicles. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers. We believe that, except for chassis and key towable RV components sourced from a major supplier, Drew Industries, Inc. (“Drew”), substitute sources for raw materials and components are available with no material impact on our operations.

Our relationship with our chassis suppliers is similar to our other vendor relationships in that no long-term contractual commitments are engaged in by either party. Historically, Ford and General Motors resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations would be based on the volume of chassis previously purchased. Sales of motorhomes and small buses rely on these chassis and would be affected accordingly.

We do not expect the current condition of the U.S. auto industry to have a significant impact on our supply of motorhome chassis. Supply of chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry were to significantly deteriorate, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

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

Marketing and Distribution

We market our recreation vehicles through independent dealers located throughout the United States and Canada. Each of our recreation vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2012, there were approximately 1,600 dealers carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers we work with provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are targeted to be competing against competitors’ products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.

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

During fiscal 2012, 2011 and 2010, one of our dealers, FreedomRoads, LLC, accounted for 14%, 14% and 18% of our consolidated recreation vehicle net sales and 12%, 12% and 15% of our consolidated net sales, respectively. This dealer also accounted for 20% of the Company’s consolidated trade accounts receivable at July 31, 2012 and 14% at July 31, 2011. In January 2009, we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan matures on January 15, 2014. The second loan was scheduled to mature on June 30, 2012, however, this loan was paid in fiscal year 2012 prior to maturity. In addition, in December 2009, we entered into a credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “Third Loan Borrowers”), pursuant to which we made a $10,000 loan to the Third Loan Borrowers that matures on December 22, 2014. The Borrowers and the Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC.

Most of our sales to dealers are made on terms requiring cash on delivery or within 15 days of the invoice date. We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreation vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, for up to 18 months after a unit is financed, and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company. The losses incurred due to repurchase were approximately $360, $853 and $1,336 in fiscal 2012, 2011 and 2010, respectively.

Joint Venture

In March 1996, our Company and Cruise America, Inc. formed a 50/50 owned joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. Our total investment in this joint venture at July 31, 2012 is $1,739.

Backlog

As of July 31, 2012, the backlog for towable and motorized recreation vehicle orders was $224,603 and $110,757, respectively, compared to $187,946 and $39,427, respectively, at July 31, 2011. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreation vehicle business our manufacturing time is relatively short. The existing backlog of towable and motorized recreation vehicles is expected to be filled in fiscal 2013.

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

Buses

Overview

We manufacture and sell small and mid-size bus products which consist of units used by mass transit, airport shuttles, nursing and retirement homes, church organizations and other commercial and tourist uses. Our larger Axess bus, which is available in various lengths up to 40 feet, is designed for transit and airport shuttle uses. Our ambulances are used by public and private rescue squads.

Production

Our bus production facilities in Salina, Kansas; Riverside, California; Imlay City, Michigan and Elkhart, Indiana are designed to provide efficient assembly line manufacturing of our buses. The vehicles are produced according to specific orders which are normally obtained from transit agencies and dealers.

Some of the chassis, all of the engines and auxiliary units, all of the seating and most other components used in the production of our small and mid-size buses are purchased in finished form. Our Riverside, California facility assembles chassis for our rear engine buses from industry standard components and assembles these buses directly on the chassis.

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

We do not expect the current condition of the U.S. auto industry to have a significant impact on our supply of bus chassis. Supply of bus chassis is adequate for now and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not noticed any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry were to significantly deteriorate, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Marketing and Distribution

We market our small and mid-size buses through a network of approximately 70 independent dealers in the United States and Canada. We select dealers using several criteria, including financial stability, credit worthiness, geographic location and suitable premises.

During fiscal 2012, two of our dealers accounted for 28% of the Company’s consolidated bus net sales. We also sell our small and mid-size buses directly to certain national accounts such as major rental car companies and hotel chains. Most of our bus sales are derived from contracts with state and local transportation authorities, in some cases with partial funding from federal agencies.

Terms of sale are typically cash on delivery or through national floor plan financing institutions. Sales to some state transportation agencies and other government agencies may be on longer terms.

Backlog

As of July 31, 2012, the backlog for bus orders was $222,152, compared to $204,217 at July 31, 2011. The time for fulfillment of bus orders is substantially longer than in the recreation vehicle industry because generally buses are made to customer specification. The existing backlog of bus orders is expected to be filled in fiscal 2013.

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

Both federal and state authorities have various environmental control standards relating to air, water and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, discharge of air compressor, waste water and noise emitted by our factories. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with all applicable emission control standards.

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

Competition

Recreation Vehicles

The recreation vehicle industry is generally characterized by ease of entry, although the codes, standards and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreation vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreation vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreation vehicles. There are approximately 65 RV manufacturers in the U.S. and Canada.

Our primary competitors within the towables segment include Forest River, Inc. and Jayco, Inc. while our primary competitors within the motorized segment are Winnebago Industries, Inc. and Forest River, Inc. We estimate that we are the largest recreation vehicle manufacturer in terms of units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2012 our U.S. market share for travel trailers and fifth wheels was 38% and our U.S. market share for motorhomes was 21%.

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

Trademarks and Patents

We have registered United States and Canadian trademarks or licenses carrying the principal trade names and model lines under which our products are marketed. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2012, we had approximately 8,800 full-time employees in the United States of which approximately 1,300 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information About Foreign and Domestic Operations and Export Sales

Export sales to Canada from our U.S. operations were $463,130, $444,364 and $364,105 in fiscal 2012, 2011 and 2010, respectively. We sold our only foreign operations (Canada) in April 2010.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, www.thorindustries.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information that is filed electronically with the SEC. The website can be accessed at www.sec.gov.

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

The recreation vehicle and bus industries that we are currently engaged in are highly competitive and we have numerous existing and potential competitors. The recreation vehicle industry is generally characterized by ease of entry, although the codes, standards and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. Competition in these industries is based upon price, design, value, quality and service. Competitive pressures, especially in the recreation vehicle market for towables and motorhomes, have, from time to time, resulted in a reduction of our profit margins. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or small or mid-size buses or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

The industries in which we operate are cyclical and there can be substantial fluctuations in our production levels, shipments and operating results. Consequently, the results for any prior period may not be indicative of results for any future period.

Our recreation vehicle business is seasonal and this leads to fluctuations in sales, production and net income.

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

Two dealers accounted for an aggregate of 28% of our consolidated bus sales for fiscal year 2012. The loss of either of these dealers could have a significant effect on our bus business. Another dealer, FreedomRoads, LLC, accounted for 14% of our consolidated recreation vehicle net sales and 12% of our consolidated net sales for fiscal 2012. The loss of this dealer could have a significant adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

Certain of our notes receivable may have collectability risk.

In January 2009, we entered into two credit agreements with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “Borrowers”), pursuant to which we made two $10,000 loans to the Borrowers. The first loan matures on January 15, 2014. The second loan was scheduled to mature on June 30, 2012, however, this loan was paid in fiscal year 2012 prior to maturity.

In addition, in December 2009, we entered into a credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “Third Loan Borrowers”), pursuant to which we made a $10,000 loan to the Third Loan Borrowers that matures on December 22, 2014. The Borrowers and the Third Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC, our largest dealer. While we believe that the notes receivable from the Borrowers and the Third Loan Borrowers are collectable, deterioration in the liquidity or credit worthiness of the Borrowers or the Third Loan Borrowers could impact the collectability of the notes receivable.

A significant portion of our sales of small and mid-size buses is derived from state and local transportation authorities.

Approximately 65% of our bus sales for fiscal year 2012 were derived from contracts with state and local transportation authorities, in most cases with partial funding from federal agencies. There can be no assurance that these authorities will not reduce their expenditures for our buses in the future as a result of budgetary constraints, decreased tax revenues or otherwise. A reduction in the purchase of our buses by these authorities could have an adverse effect on our business and results of operations.

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

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, two of the major financial flooring institutions held approximately 85% of our portion of our dealers’ total floored dollars outstanding at July 31, 2012. Substantial increases in interest rates and decreases in the general availability of credit have also had an adverse impact upon our business and results of operations in the past and may do so in the future. In particular, credit availability may have a significant impact on our business. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our profitability.

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

If the frequency and size of product liability and other claims against us rise, our business, results of operations and financial condition may be harmed.

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including wrongful death, personal injury and warranties. We generally self-insure our product liability and other claims and also purchase product liability and other insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. Beginning April 1, 2012, this SIR for bus related matters is $7,500.

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

The introduction of new models of recreation vehicles and buses is critical to our future success. We may incur unexpected expenses, however, when we introduce new models of recreation vehicles and buses. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings.

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

For some of our components we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components at competitive prices which would decrease our margins.

Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of 1) chassis for our motorhomes and buses, where Ford Motor Company and General Motors are dominant suppliers, and 2) windows and doors, chassis and slide-out mechanisms, axles and upholstered furniture for our recreation vehicles, where Drew is a major supplier for these items within the RV industry.

The recreation vehicle industry as a whole has, from time to time, experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreation vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motorhome or bus chassis, or if, as a group, all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of Ford Motor Company, General Motors or other chassis suppliers, could have a material adverse effect on our sales. The supply of chassis is currently adequate; we are unaware of any conditions in the U.S. auto industry which are likely to cause a significant negative impact on the availability of chassis; and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not experienced any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry were to significantly deteriorate, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Drew is a major supplier of a number of key components of our towable recreation vehicles such as windows and doors, chassis and slide-out mechanisms, axles and upholstered furniture. We have not experienced any significant shortages or delays in delivery related to these items; however, if industry demand were to increase faster than Drew can respond, or other factors impact their ability to continue to supply our needs for these key components, our business could be adversely affected.

Finally, as is standard in the industry, arrangements with chassis and other suppliers such as Ford Motor Company, General Motors and Drew are terminable at any time by either our Company or the supplier. If we cannot obtain an adequate supply of chassis or key components, this could result in a decrease in our sales and earnings.

Our business is subject to numerous federal, state and local regulations.

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for recreation vehicles, buses and recreation vehicle and bus components which have been promulgated under the NTMVSA by the Department of Transportation. The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our Company.

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

As a publicly-traded Company, we are subject to the regulations promulgated by the Securities and Exchange Commission and the rules of the New York Stock Exchange.

Failure to comply with any of the foregoing laws or regulations could have an adverse impact on our business. Additionally, amendments to these regulations and the implementation of new regulations could increase the cost of manufacturing, purchasing, operating or selling our products and therefore could have an adverse impact on our business.

Changes in accounting standards could affect our reported financial results.

New accounting standards or pronouncements or changes in interpretations of existing standards that may be announced from time to time that are applicable to our Company could have a significant impact on our reported results.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. The Company monitors its policies, procedures and controls; however, there can be no assurance that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse affect on our results of operations and/or our financial condition.

Interruption of information service or misappropriation or breach of our cyber systems could cause disruption and damage to our reputation.

Our business relies on information systems and other technology (“information systems”) to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems to report and audit our operational results. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. Further, misuse, leakage or falsification of information could result in a violation of privacy laws and damage to our reputation which could, in turn, have a negative impact on our results.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on certain trademarks and patents, including contractual rights with third parties. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation. This could result in a diversion of resources. The inability to protect our intellectual property rights could have a material adverse affect on our business. We may also be subject to claims by third parties, seeking to enforce their claimed intellectual property rights.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

Our operations are dependent upon the services of key individuals, the loss of whom could materially harm us.

We rely upon the knowledge, experience and skills of our employees to compete effectively in our businesses and manage our operations. In addition, our future success will depend on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel. Upon the departure of key employees, our success may depend upon the existence of adequate succession plans. The loss of key employees or the failure to attract or retain employees could have a material adverse effect on us in the event that our succession plans prove inadequate. If we are unable to attract and retain qualified employees, our operations could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease approximately 6,109,000 square feet of manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2012:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream) (4)(5)	Owned	9	299,000
Middlebury, IN (Dutchmen) (4)	Owned	1	90,000
Burley, ID (Dutchmen) (4)	Owned	5	162,000
Goshen, IN (Dutchmen) (4)	Owned	7	387,000
Bristol, IN (Dutchmen) (1)(4)	Owned	1	54,000
Syracuse, IN (Dutchmen) (4)	Owned	1	50,000
Clackamas, OR (Dutchmen) (4)	Owned	1	107,000
Nappanee, IN (Dutchmen) (4)	Owned	2	144,000
Elkhart, IN (Thor Motor Coach) (5)	Owned	9	710,000
Elkhart, IN (Thor Motor Coach) (2)(5)	Leased	1	23,000
Elkhart, IN (Thor Motor Coach) (3)(5)	Leased	2	26,000
Topeka, IN (CrossRoads) (4)	Owned	5	250,000
Syracuse, IN (CrossRoads) (4)	Owned	1	105,000
Elkhart, IN (Heartland) (4)	Owned	6	518,000
Elkhart, IN (Heartland) (1)(4)	Owned	2	89,000
Elkhart, IN (Heartland) (4)	Leased	6	319,000
Elkhart, IN (Heartland) (3)(4)	Leased	2	75,000
Goshen, IN (Keystone) (4)	Owned	17	1,468,000
Pendleton, OR (Keystone) (4)	Owned	7	404,000
Buses:
Salina, KS (ElDorado Kansas) (6)	Owned	2	255,000
Riverside, CA (ElDorado California) (6)	Owned	1	227,000
Imlay City, Michigan (Champion Bus) (6)	Owned	5	186,000
Elkhart, IN (Goshen Coach) (6)	Owned	3	161,000

Total		96	6,109,000

(1)   These locations are vacant and have been placed on the market.

(2)   This location is occupied under a net lease expiring in fiscal 2014 with an option to purchase the building.

(3)   These locations are under net leases expiring in fiscal 2013. Locations are currently vacant and are on the market for sub-leasing.

(4)   Included in the towable recreation vehicles reportable segment.

(5)   Included in the motorized recreation vehicles reportable segment.

(6)   Included in the buses reportable segment.

ITEM 3. LEGAL PROCEEDINGS

In addition to the matter described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows, except that an adverse outcome in a significant litigation matter could have a material effect on the operating results of a particular reporting period.

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

On December 21, 2011, the MDL Court issued an Order that, among other matters, mandated certain manufacturing defendants in the litigation, including the Company and several of its RV subsidiaries, to participate in mediation in January 2012. The Company’s Heartland subsidiary participated in a mediation on January 27, 2012 and reached an agreement in principle to resolve the pending claims against it on February 2, 2012. The other Thor RV subsidiaries involved in the MDL proceeding collectively participated in a mediation on January 19, 2012 and during a second mediation session held on February 10, 2012 reached an agreement in principle to resolve the litigation. On March 27, 2012, Heartland and its insurance carriers entered into a Memorandum of Understanding (“MOU”) memorializing the February 2, 2012 settlement. On March 30, 2012, Thor Industries, Inc., for itself and on behalf of its other RV subsidiaries involved in the MDL proceeding, and its insurance carriers, entered into an MOU memorializing the settlement reached on February 10, 2012.

As previously reported on April 19, 2012 by the Company on its Form 8-K, the Company and its RV subsidiaries involved in the MDL proceeding, their respective insurance carriers, several unaffiliated manufacturers of RVs and their insurers, and legal representatives of the plaintiffs each executed a Stipulation of Settlement in April 2012 (the “Stipulation of Settlement”). As set forth more fully in the Stipulation of Settlement, if the MDL Court grants final approval, the claims against the Company will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting against the Company any claims alleged in the MDL proceeding. In furtherance of the settlement, a payment of $6,250 was made by the Company and its insurance carriers for the benefit of the settlement class into the registry of the court, and a payment of $553 was made by Heartland, a subsidiary of the Company, and its insurance carriers for the benefit of the settlement class.

On May 31, 2012, the MDL Court granted preliminary approval of the proposed settlement class. The Company had previously recorded adequate amounts for this settlement and paid $4,700 into the Registry of the United States District Court for the Eastern District of Louisiana on June 1, 2012.

On September 6, 2012, pursuant to an Order of the MDL Court, counsel for the plaintiffs produced the list of members of the class who requested exclusion from the proposed settlement. Only one individual making a claim against the Company and/or its RV subsidiaries requested to be excluded from the proposed class settlement.

On September 27, 2012, the MDL Court is scheduled to conduct a Fairness Hearing during which final approval of the proposed settlement will be evaluated. In the event that the MDL Court finds the proposed settlement to be reasonable, it is expected that all claims made in the litigation, excepting only the single claim that requested exclusion from proposed settlement, will be finally resolved in accordance with the terms of the Stipulation of Settlement identified above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$29.08	$17.62	$35.50	$22.50
Second Quarter	31.82	22.25	37.45	29.15
Third Quarter	34.56	29.81	39.12	29.31
Fourth Quarter	34.70	26.27	33.79	24.22

Holders

As of September 14, 2012, the number of holders of record of the Common Stock was 113.

Dividends

In fiscal 2012, we paid a $.15 per share dividend in each quarter. In fiscal 2011, we paid a $.10 per share dividend in each quarter. On September 6, 2012, we increased the quarterly dividend to $.18 per share.

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

Equity Compensation Plan Information – see ITEM 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2012	2011(1)(2)(3)	2010(3)(4)	2009(5)	2008(6)
Income statement data:
Net sales	$3,084,660	$2,755,508	$2,276,557	$1,521,896	$2,640,680
Net income	121,739	106,273	110,064	17,143	92,706
Earnings per common share
Basic	2.26	1.92	2.08	0.31	1.67
Diluted	2.26	1.92	2.07	0.31	1.66
Dividends declared and paid per common share	0.60	0.40	0.78	0.28	2.28
Balance sheet data:
Total assets	$1,243,054	$1,198,070	$964,073	$951,124	$996,562

(1)	Selected financial data for 2011 includes non-cash trademark impairments of $2,036 and $1,430, respectively, for trademarks associated with subsidiaries in our motorized and bus segments.

(2)

Selected financial data for 2011 includes expenses of $6,333 attributable to legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of an SEC matter.

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

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs and a major manufacturer of commercial buses in North America. Our U.S. market share in the travel trailer and fifth wheel portion of the towable segment is approximately 38% for the calendar year to date period ended June 30, 2012. In the motorized segment of the RV industry, we have a U.S. market share of approximately 21% for the calendar year to date period ended June 30, 2012. Our U.S. and Canadian market share in small and mid-size buses is approximately 35% for the calendar year to date period ended June 30, 2012. We also manufacture and sell 40 foot buses at our facility in Southern California and ambulances at our Goshen Coach facility in Elkhart, Indiana.

Our business model includes decentralized operating units and we compensate operating management primarily with cash, based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.

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

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital acquisitions of $10,442 in fiscal 2012 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

Recent Significant Events

During the year ended July 31, 2012, we purchased a combined total of 3,000,000 shares of the Company’s common stock and held them as treasury stock at a total cost of $77,000. Of the 3,000,000 shares, 2,000,000 were repurchased from the Estate of Wade F.B. Thompson (the “Estate”) in two separate private transactions at a total cost of $48,500. Both of these transactions were evaluated and approved by members of our board of directors who are not affiliated with the Estate. In a third separate private transaction, we repurchased 1,000,000 shares from Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. at a total cost of $28,500. We used available cash to purchase all of these shares, which collectively represented 5.4% of our issued and outstanding common stock prior to the repurchases. Each of these transactions is more fully discussed in Note 14 to the Consolidated Financial Statements.

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

On March 1, 2010, we acquired SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana. We have included the operations of SJC in our buses reportable segment because we believe the ambulance business is a natural fit with our bus business. SJC has similar economic characteristics to our bus businesses and the nature of products, production processes, types of customers, distribution channels and regulatory environment are also similar to those for our bus businesses. Effective January 21, 2011, the operations of SJC were combined with Goshen Coach under one management team. In September 2011, the operations of Goshen Coach and SJC were combined within one facility.

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

After declining wholesale shipments in calendar years 2008 and 2009, industry conditions in the RV market substantially improved in calendar year 2010, with RV wholesale shipments of travel trailers, fifth wheels and motorized RVs up 48.1% for the twelve months ended December 31, 2010, according to RVIA. This large increase in shipments in calendar year 2010 was attributable to a number of forces in the market including: RV dealers’ restocking of depleted lot inventories, improved floor plan financing availability to RV dealers and improved retail sales to consumers. Calendar year 2011 wholesale shipments slowed to a year over year increase of 5.9% as a result of the restocking that was completed in calendar year 2010, coupled with continuing lower consumer confidence and uncertain economic conditions. Calendar year 2012 wholesale shipments of travel trailers, fifth wheels and motorized RVs have posted a 10.5% gain through July 31, 2012 compared to the same period of 2011 according to RVIA, with travel trailers and fifth wheels posting a gain of 11.7% and motorized RVs posting a gain of 0.7%.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers remaining cautious given continuing economic uncertainties and the upcoming RV Open House in September 2012. Thor’s RV backlog as of July 31, 2012 increased 47% to $335,360 from $227,373 as of July 31, 2011.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA (rounded to nearest hundred) are as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year
	2011	2010	Increase (Decrease)	Change
Towables - Units (1)	212,900	199,200	13,700	6.9%
Motorized - Units	24,800	25,200	(400)	(1.6)%

Total	237,700	224,400	13,300	5.9%

	U.S. and Canada Wholesale Shipments
	Calendar Year
	2010	2009	Increase (Decrease)	Change
Towables - Units (1)	199,200	138,300	60,900	44.0%
Motorized - Units	25,200	13,200	12,000	90.9%

Total	224,400	151,500	72,900	48.1%

  (1) Excluding folding camp trailers and truck campers, which the Company does not manufacture.

According to the RVIA, 2012 calendar year wholesale shipments for all RV categories are forecast to total 273,600 units, an 8.4% increase over calendar year 2011, with most of the 2012 growth expected in travel trailers and fifth wheels. Travel trailers and fifth wheels are expected to account for 85% of all RV shipments in 2012. The outlook for calendar 2012 growth in RV sales is based on slow but consistent income growth and improving unemployment during the remainder of 2012. RVIA has also forecast that 2013 calendar year shipments will total 275,300 units, a 1% increase from the expected 2012 wholesale shipments.

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

Industry Retail Statistics

Key retail statistics for the RV industry, as reported by Stat Surveys, Inc., are as follows:

	U.S. and Canada Retail Registrations
	Calendar Year
	2011	2010	Increase (Decrease)	Change
Towables - Units (1)	200,216	189,068	11,148	5.9%
Motorized - Units	23,983	24,006	(23)	(0.1)%

Total	224,199	213,074	11,125	5.2%

	U.S. and Canada Retail Registrations
	Calendar Year
	2010	2009	Increase (Decrease)	Change
Towables - Units (1)	189,068	167,178	21,890	13.1%
Motorized - Units	24,006	22,150	1,856	8.4%

Total	213,074	189,328	23,746	12.5%

(1) Excluding camping trailers, which the Company does not manufacture.

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale and Retail Statistics

For the calendar years 2011, 2010 and 2009, the Company’s wholesale RV shipments, including Heartland since its acquisition in September 2010, were as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year
	2011	2010	Increase (Decrease)	Change
Towables - Units	84,089	73,179	10,910	14.9%
Motorized -Units	4,620	4,516	104	2.3%

Total	88,709	77,695	11,014	14.2%

	U.S. and Canada Wholesale Shipments
	Calendar Year
	2010	2009	Increase (Decrease)	Change
Towables - Units	73,179	50,689	22,490	44.4%
Motorized - Units	4,516	2,512	2,004	79.8%

Total	77,695	53,201	24,494	46.0%

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc., including Heartland since its acquisition in September 2010, were as follows for calendar years 2011, 2010 and 2009:

	U.S. and Canada Retail Registrations
	Calendar Year
	2011	2010	Increase (Decrease)	Change
Towables - Units	76,425	67,126	9,299	13.9%
Motorized - Units	4,595	4,190	405	9.7%

Total	81,020	71,316	9,704	13.6%

	U.S. and Canada Retail Registrations
	Calendar Year
	2010	2009	Increase (Decrease)	Change
Towables - Units	67,126	52,224	14,902	28.5%
Motorized - Units	4,190	3,446	744	21.6%

Total	71,316	55,670	15,646	28.1%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

For the fiscal years ended July 31, 2012 and 2011, the Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Shipments
	Fiscal Year Ended July 31,
	2012	2011	Increase (Decrease)	Change
Towables - units	87,872	81,234	6,638	8.2%
Motorized - units	4,720	4,975	(255)	(5.1)%

Total	92,592	86,209	6,383	7.4%

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc., were as follows for the six month periods ended June 30, 2012 and 2011:

	U.S. and Canada Retail Registrations
	Six-Months Ended June 30,
	2012	2011	Increase (Decrease)	Change
Towables - units	44,113	41,920	2,193	5.2%
Motorized - units	2,874	2,852	22	0.8%

Total	46,987	44,772	2,215	4.9%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Our outlook for future retail sales is tempered by the continuing uncertain economic conditions faced by consumers related to fuel prices, the rate of unemployment, the level of consumer confidence, the income growth of consumers, credit availability, the pace of recovery in the housing market and the likelihood of rising taxes, all of which could negatively impact the pace of RV sales. However, if consumer confidence improves, retail and wholesale credit remain available, interest rates remain low and economic uncertainties begin to dissipate, we would expect to see an improvement in RV sales and expect to benefit from our ability to increase production. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010 according to the RVIA.

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. Commodity cost increases witnessed early in calendar year 2011 partially abated late in the calendar year for steel, aluminum and copper, while thermoplastic prices held steady at the higher cost levels. Although calendar year 2012 raw material prices began the year lower than the same period in 2011 for most commodities, we have recently incurred increased costs in certain raw materials and components (wood, lumber and resin products) and any future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to consumers.

Government entities are the primary purchasers or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators, nursing and retirement homes and church organizations are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have useful lives of 5 – 7 years and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses decreased 7.5% for the twelve months ended December 31, 2011 compared with the same period in 2010, while unit sales have increased 7.9% for the six months ended June 30, 2012 compared with the same period in 2011. Federal stimulus funds helped the transit industry in the recent economic downturn, however, that funding has expired. Municipal budgets have been reduced and transit agencies’ operating costs have increased. We have, however, recently started to see public agencies and private operators begin to replace their fleets. As of July 31, 2012, our buses reportable segment backlog increased by 9% to $222,152 as compared to $204,217 as of July 31, 2011. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers and the introduction of new bus products.

The supply of chassis, used in both motorized RV and bus production, is currently adequate for current production levels; we are unaware of any conditions in the U.S. auto industry which are likely to cause a significant negative impact on the availability of chassis and we believe that available inventory would compensate for changes in supply schedules if they occur. To date, we have not experienced any unusual cost increases from our chassis suppliers. If the condition of the U.S. auto industry were to deteriorate, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

FISCAL 2012 VS. FISCAL 2011

	Fiscal 2012		Fiscal 2011		Change Amount	%
NET SALES
Recreation Vehicles
Towables	$2,285,863		$1,977,416		$308,447	15.6
Motorized	353,935		363,026		(9,091)	(2.5)

Total Recreation Vehicles	2,639,798		2,340,442		299,356	12.8
Buses	444,862		415,066		29,796	7.2

Total	$3,084,660		$2,755,508		$329,152	11.9

# OF UNITS
Recreation Vehicles
Towables	87,872		81,234		6,638	8.2
Motorized	4,720		4,975		(255)	(5.1)

Total Recreation Vehicles	92,592		86,209		6,383	7.4
Buses	6,600		6,248		352	5.6

Total	99,192		92,457		6,735	7.3

	Fiscal 2012	% of Segment Net Sales	Fiscal 2011	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreation Vehicles
Towables	$283,039	12.4	$264,698	13.4	$18,341	6.9
Motorized	36,491	10.3	34,238	9.4	2,253	6.6

Total Recreation Vehicles	319,530	12.1	298,936	12.8	20,594	6.9
Buses	37,246	8.4	34,199	8.2	3,047	8.9

Total	$356,776	11.6	$333,135	12.1	$23,641	7.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreation Vehicles
Towables	$114,080	5.0	$109,005	5.5	$5,075	4.7
Motorized	18,016	5.1	19,421	5.3	(1,405)	(7.2)

Total Recreation Vehicles	132,096	5.0	128,426	5.5	3,670	2.9
Buses	20,177	4.5	18,665	4.5	1,512	8.1
Corporate	16,881	–	33,767	–	(16,886)	(50.0)

Total	$169,154	5.5	$180,858	6.6	$(11,704)	(6.5)

INCOME (LOSS) BEFORE INCOME TAXES
Recreation Vehicles
Towables	$158,973	7.0	$146,361	7.4	$12,612	8.6
Motorized	18,469	5.2	12,777	3.5	5,692	44.5

Total Recreation Vehicles	177,442	6.7	159,138	6.8	18,304	11.5
Buses	16,020	3.6	21,951	5.3	(5,931)	(27.0)
Corporate	(12,771)	–	(28,462)	–	15,691	55.1

Total	$180,691	5.9	$152,627	5.5	$28,064	18.4

ORDER BACKLOG	As of July 31, 2012		As of July 31, 2011		Change Amount	%
Recreation Vehicles
Towables	$224,603		$187,946		$36,657	19.5
Motorized	110,757		39,427		71,330	180.9

Total Recreation Vehicles	335,360		227,373		107,987	47.5
Buses	222,152		204,217		17,935	8.8

Total	$557,512		$431,590		$125,922	29.2

CONSOLIDATED

Consolidated net sales and consolidated gross profit for fiscal 2012 increased 11.9% and 7.1%, respectively, compared to fiscal 2011. Heartland, acquired in fiscal 2011, accounted for $83,485 of the $329,152 increase in consolidated net sales, as Heartland’s results include twelve months in the current year total as compared with ten and a half months in the prior year from the date of its acquisition by the Company. Consolidated gross profit for fiscal 2012 increased $23,641, or 7.1%, compared to fiscal 2011. Consolidated gross profit was 11.6% of consolidated net sales for fiscal 2012 compared to 12.1% of consolidated net sales for fiscal 2011. The 0.5% decrease in gross profit percentage was driven primarily by increased discounting and dealer incentive programs within the RV towable segment in the current year, as dealer and competitor pressures necessitated greater discounting and incentives to secure sales. Selling, general and administrative expenses for fiscal 2012 decreased 6.5% compared to fiscal 2011. Income before income taxes for fiscal 2012 was $180,691 as compared to $152,627 in fiscal 2011, an increase of 18.4%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs in selling, general and administrative expenses were $16,881 for fiscal 2012 compared to $33,767 for fiscal 2011. This decrease of $16,886 is attributable to one-time legal and professional fees of $1,826 incurred in fiscal 2011 in connection with the Heartland acquisition and $4,249 in additional fees in fiscal 2011 related to the now completed SEC review. Product liability costs also decreased $3,415 primarily as a result of $750 being allocated to the towables segment and $1,500 being allocated to the buses segment for claims activity previously reserved for at the Corporate level as part of the Company’s actuarially determined product liability reserve. In addition, there were favorable historical claims experience adjustments to our actuarially determined product liability reserve. Ongoing legal and other professional fees have also decreased $1,946. In addition, deferred compensation plan liability expense decreased $889 in tandem with the related decrease in deferred compensation plan asset value included in other income as discussed below. Stock option expense also decreased $2,019 due to management changes in the RV segments.

Corporate interest and other income was $4,110 in fiscal 2012 compared to $5,305 for fiscal 2011. The $1,195 decrease is primarily due to a reduction of $889 in other income, principally due to the market value appreciation on the Company’s deferred compensation plan assets being $311 in the current year as compared to the greater appreciation of $1,200 in the prior year. Interest income on our notes receivable decreased $315 due to lower note balances in fiscal 2012 as compared to fiscal 2011.

The overall annual effective tax rate for fiscal 2012 was 32.6% on $180,691 of income before income taxes, compared to 30.4% on $152,627 of income before income taxes for fiscal 2011. The primary reason for the increase in the overall effective income tax rate was the larger favorable settlement of certain uncertain tax positions that occurred in the fiscal year ended July 31, 2011 compared to the fiscal year ended July 31, 2012, as well as the expiration of certain tax credits in fiscal 2012 and the fiscal 2011 impact of the retroactive reinstatement of the federal research and development tax credit on December 17, 2010.

The changes in costs and price within our businesses due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreation Vehicles

Analysis of Change in Net Sales for Fiscal 2012 vs. Fiscal 2011

	Fiscal 2012	% of Segment Net Sales	Fiscal 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$1,068,350	46.7	$925,784	46.8	$142,566	15.4
Fifth Wheels	1,195,235	52.3	1,030,722	52.1	164,513	16.0
Other	22,278	1.0	20,910	1.1	1,368	6.5

Total Towables	$2,285,863	100.0	$1,977,416	100.0	$308,447	15.6

	Fiscal 2012	% of Segment Shipments	Fiscal 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	55,518	63.2	50,111	61.7	5,407	10.8
Fifth Wheels	31,653	36.0	30,445	37.5	1,208	4.0
Other	701	0.8	678	0.8	23	3.4

Total Towables	87,872	100.0	81,234	100.0	6,638	8.2

IMPACT OF CHANGE IN PRICE ON NET SALES:

% Increase
Towables
Travel Trailers	4.6
Fifth Wheels	12.0
Other	3.1
Total Towables	7.4

The increase in total towables net sales of 15.6% compared to the prior year period resulted from an 8.2% increase in unit shipments and a 7.4% increase in the impact of the change in the net price per unit. Heartland accounted for $83,485 of the total $308,447 increase in towables net sales and for 1,695 of the 6,638 increase in total towable unit sales, as Heartland’s results include twelve months in the current year as compared with the ten and a half months of operations in the prior year period from the date of its acquisition.

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

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the twelve month period ended July 31, 2012 was 10.9% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $290,106 to $2,002,824, or 87.6% of towable net sales, for fiscal 2012 compared to $1,712,718, or 86.6% of towable net sales, for fiscal 2011. The change in material, labor, freight-out and warranty comprised $277,602 of the $290,106 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales increased to 81.9% from 80.7% from fiscal 2011 to 2012. This 1.2% increase as a percentage of towable net sales is partially due to an increase in discounting in fiscal 2012, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage to net sales. Product mix, material cost increases and higher warranty costs due to increasing product complexities have also contributed to this percentage increase. Total manufacturing overhead increased $12,504 to $130,390 in fiscal 2012 compared to $117,886 in fiscal 2011.

Variable costs in manufacturing overhead increased $14,041 to $120,104 or 5.3% of towable net sales for fiscal 2012 compared to $106,063 or 5.4% of towable net sales for fiscal 2011 due to increased production. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $1,537 to $10,286 in fiscal 2012 from $11,823 in fiscal 2011 reflecting property tax assessment reductions in fiscal 2012.

Towable gross profit increased $18,341 to $283,039, or 12.4% of towable net sales, for fiscal 2012 compared to $264,698, or 13.4% of towable net sales, for fiscal 2011. The increase in gross profit was due primarily to the 8.2% increase in unit sales volume, whereas the decrease in gross profit percentage was primarily due to the increased discounting percentage in fiscal 2012 and the increase in cost of products as a percentage of net sales noted above.

Selling, general and administrative expenses were $114,080, or 5.0% of towable net sales, for fiscal 2012 compared to $109,005, or 5.5% of towable net sales, for fiscal 2011. The primary reason for the $5,075 increase in selling, general and administrative expenses was increased towable net sales, which caused related commissions and other compensation to increase by $8,383. Sales related travel, advertising and promotion costs also increased $2,214 in correlation with the increase in sales. These cost increases were partially offset by the effects of management changes within the towables segment, which caused related bonus expense to decrease by $2,023. Litigation and settlement related costs also decreased $3,646, primarily related to the FEMA Trailer Formaldehyde Litigation costs included in fiscal 2011.

Towable income before income taxes decreased to 7.0% of towable net sales for fiscal 2012 from 7.4% of towable net sales for fiscal 2011. The primary factors for this decrease in percentage were the increases in the unit discounting percentage and cost of products sold as a percentage of net sales noted above.

Motorized Recreation Vehicles

  Analysis of Change in Net Sales for Fiscal 2012 vs. Fiscal 2011

	Fiscal 2012	% of Segment Net Sales	Fiscal 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$214,713	60.7	$219,345	60.4	$(4,632)	(2.1)
Class C	108,849	30.8	121,640	33.5	(12,791)	(10.5)
Class B	30,373	8.5	22,041	6.1	8,332	37.8

Total Motorized	$353,935	100.0	$363,026	100.0	$(9,091)	(2.5)

	Fiscal 2012	% of Segment Shipments	Fiscal 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,354	49.9	2,417	48.6	(63)	(2.6)
Class C	2,064	43.7	2,313	46.5	(249)	(10.8)
Class B	302	6.4	245	4.9	57	23.3

Total Motorized	4,720	100.0	4,975	100.0	(255)	(5.1)

IMPACT OF CHANGE IN PRICE ON NET SALES:
						% Increase
Motorized
Class A						0.5
Class C						0.3
Class B						14.5
Total Motorized						2.6

The decrease in total motorized net sales of 2.5% compared to the prior year period resulted from a 5.1% decrease in unit shipments and a 2.6% overall increase in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market decrease in unit shipments of motorhomes was 12.2% for the twelve month period ended July 31, 2012 compared to the same period last year according to statistics published by RVIA.

The overall minimal increase in the net price per unit within the Class A product line is primarily due to the current year sales mix of the more moderately priced gas units as compared to the generally larger and more expensive diesel units remaining consistent with the prior year. Overall, Class A gas unit prices increased slightly while overall Class A diesel prices decreased slightly. The slight increase in the net price per unit within the Class C product line is due to the impact of a smaller concentration of lower priced rental units being sold in the current year. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in the current year.

Cost of products sold decreased $11,344 to $317,444, or 89.7% of motorized net sales, for fiscal 2012 compared to $328,788, or 90.6% of motorized net sales, for fiscal 2011. The change in material, labor, freight-out and warranty comprised $9,937 of the $11,344 decrease in cost of products sold and was due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 84.4% from 85.0% from fiscal 2011 to 2012. Total manufacturing overhead costs decreased $1,407 to $18,899 in fiscal 2012 compared to $20,306 in fiscal 2011. Variable costs in manufacturing overhead decreased $895 to $16,957, or 4.8% of motorized net sales, for fiscal 2012 compared to $17,852, or 4.9% of motorized net sales, for fiscal 2011. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $512 to $1,942 in fiscal 2012 from $2,454 in fiscal 2011.

Motorized gross profit increased $2,253 to $36,491, or 10.3% of motorized net sales, for fiscal 2012 compared to $34,238, or 9.4% of motorized net sales, for fiscal 2011. The increases in gross profit and gross profit percentage were due primarily to the cost of products sold reductions as a percentage of motorized sales noted above.

Selling, general and administrative expenses were $18,016, or 5.1% of motorized net sales, for fiscal 2012 compared to $19,421, or 5.3% of motorized net sales, for fiscal 2011. The decrease of $1,405 is primarily due to a decrease of $883 in bonus expense and $748 in office salaries due to management changes within the motorized segment.

Motorized income before income taxes was 5.2% of motorized net sales for fiscal 2012 and 3.5% of motorized net sales for fiscal 2011. This increase in percentage reflects the favorable impact of the increase in gross profit percentage in fiscal 2012 and the negative impact of the fiscal 2011 trademark impairment charge of $2,036.

Buses

  Analysis of Change in Net Sales for Fiscal 2012 vs. Fiscal 2011

	Fiscal 2012	Fiscal 2011	Change Amount	% Change

Net Sales	$444,862	$415,066	$29,796	7.2
# of Units	6,600	6,248	352	5.6

Impact of Change in Price on Net Sales				1.6

The increase in buses net sales of 7.2% resulted from a 5.6% increase in unit shipments and a 1.6% increase from the impact of the change in net price per unit.

The modest 1.6% increase in the impact of the change in net price per unit of buses is primarily due to a slightly greater concentration of more moderately priced units in the current year.

Cost of products sold increased $26,749 to $407,616, or 91.6% of buses net sales, for fiscal 2012 compared to $380,867, or 91.8% of buses net sales, for fiscal 2011. Material, labor, freight-out and warranty increased $28,016 due to the sales increase. Material, labor, freight-out and warranty as a combined percentage of buses net sales increased slightly to 83.8% from 83.1% primarily due to lower margin product mix. Total manufacturing overhead decreased $1,267 to $34,844 in fiscal 2012 compared to $36,111 in fiscal 2011. Variable costs in manufacturing overhead decreased $1,091 to $32,706, or 7.4% of buses net sales, for fiscal 2012 compared to $33,797, or 8.1% of buses net sales for fiscal 2011. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, decreased $176 to $2,138 in fiscal 2012 from $2,314 in fiscal 2011.

Buses gross profit increased $3,047 to $37,246, or 8.4% of buses net sales, for fiscal 2012 compared to $34,199, or 8.2% of buses net sales, for fiscal 2011. The increases in gross profit and gross profit percentage resulted primarily from the increase in buses net sales.

Selling, general and administrative expenses were $20,177, or 4.5% of buses net sales, for fiscal 2012 compared to $18,665, or 4.5% of buses net sales, for fiscal 2011. The primary reason for the $1,512 increase in selling, general and administrative expenses was an increase of $2,000 in product liability related costs and an increase of $200 in professional fees, partially offset by an $812 decrease in bonus expense correlating with the decrease in buses income before income taxes.

Buses income before income taxes decreased to 3.6% of buses net sales for fiscal 2012 from 5.3% of buses net sales for fiscal 2011. The percentage decrease of 1.7% was primarily due to the favorable impact of the gain on involuntary conversion of $9,417 relating to the fire at our Champion Bus production facility in fiscal 2011, partially offset by the increase in gross profit percentage in fiscal 2012 due to the sales increase.

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

Corporate costs in selling, general and administrative expenses were $33,767 for fiscal 2011 compared to $20,687 for fiscal 2010. This increase of $13,080 includes an increase of $5,586 in legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of an SEC matter. Costs related to our Corporate repurchase reserve required for vehicle repurchase commitments increased by $3,174 in fiscal 2011 as compared to fiscal 2010, primarily due to a non-recurring $3,024 favorable accrual adjustment in fiscal 2010 as compared to expense of $150 in fiscal 2011. In addition, stock option compensation expense increased $1,320, deferred compensation plan expense increased $1,199 and salary and bonus costs increased $1,289.

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

SEGMENT REPORTING

Towable Recreation Vehicles

Analysis of Change in Net Sales for Fiscal 2011 vs. Fiscal 2010

	Fiscal 2011	% of Segment Net Sales	Fiscal 2010	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$925,784	46.8	$799,249	51.3	$126,535	15.8
Fifth Wheels	1,030,722	52.1	727,167	46.7	303,555	41.7
Other	20,910	1.1	30,175	2.0	(9,265)	(30.7)

Total Towables	$1,977,416	100.0	$1,556,591	100.0	$420,825	27.0

	Fiscal 2011	% of Segment Shipments	Fiscal 2010	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	50,111	61.7	45,453	65.1	4,658	10.2
Fifth Wheels	30,445	37.5	23,421	33.6	7,024	30.0
Other	678	0.8	930	1.3	(252)	(27.1)

Total Towables	81,234	100.0	69,804	100.0	11,430	16.4

IMPACT OF CHANGE IN PRICE ON NET SALES:

% Increase/ (Decrease)
Towables
Travel Trailers	5.6
Fifth Wheels	11.7
Other	(3.6)
Total Towables	10.6

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

Motorized Recreation Vehicles

  Analysis of Change in Net Sales for Fiscal 2011 vs. Fiscal 2010

	Fiscal 2011	% of Segment Net Sales	Fiscal 2010	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$219,345	60.4	$167,679	57.4	$51,666	30.8
Class C	121,640	33.5	110,745	37.9	10,895	9.8
Class B	22,041	6.1	13,534	4.7	8,507	62.9

Total Motorized	$363,026	100.0	$291,958	100.0	$71,068	24.3

	Fiscal 2011	% of Segment Shipments	Fiscal 2010	% of Segment Shipments	Change Amount	% Change

# OF UNITS:
Motorized
Class A	2,417	48.6	1,738	43.8	679	39.1
Class C	2,313	46.5	2,056	51.9	257	12.5
Class B	245	4.9	172	4.3	73	42.4

Total Motorized	4,975	100.0	3,966	100.0	1,009	25.4

IMPACT OF CHANGE IN PRICE ON NET SALES:
						% Increase/ (Decrease)
Motorized
Class A						(8.3)
Class C						(2.7)
Class B						20.5
Total Motorized						(1.1)

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

Buses

  Analysis of Change in Net Sales for Fiscal 2011 vs. Fiscal 2010

	Fiscal 2011	Fiscal 2010	Change Amount	% Change

Net Sales	$415,066	$428,008	$(12,942)	(3.0)
# of Units	6,248	6,025	223	3.7

Impact of Change in Price on Net Sales				(6.7)

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

Buses income before income taxes decreased to 5.3% of buses net sales for fiscal 2011 from 7.0% of buses net sales for fiscal 2010. The percentage decrease of 1.7% was primarily due to the decrease in gross profit as a percentage of net sales noted above, and the trademark impairment charge of $1,430 taken in the three month period ended April 30, 2011. These decreases were partially offset by the favorable increase in the gain on involuntary conversion of $1,824 relating to the fire at our Champion Bus production facility in fiscal 2011 as compared to fiscal 2010.

Financial Condition and Liquidity

As of July 31, 2012, we had $218,642 in cash and cash equivalents compared to $215,435 on July 31, 2011. The change is primarily due to the $118,841 provided by operations, while $10,063 was used for capital expenditures, $77,000 was used for the purchase of treasury stock and $32,322 was used for the payment of cash dividends to our stockholders.

Working capital at July 31, 2012 was $373,796 compared to $345,169 at July 31, 2011. We have no long-term debt. Capital acquisitions of $10,442 for the fiscal year ended July 31, 2012 were made primarily to purchase land and buildings to expand our towable operations and replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected future operational requirements. We rely on internally generated cash flows from operations to finance our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback.

The Company anticipates capital expenditures in fiscal 2013 of approximately $25,000. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

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

Operating Activities

Net cash provided by operating activities for fiscal 2012 was $118,841 compared to net cash provided by operating activities of $114,802 for fiscal 2011. The combination of net income and non-cash items (primarily depreciation, amortization, impairments, stock-based compensation and deferred income taxes) provided $143,754 of operating cash for fiscal 2012 compared to $133,687 in the prior year period. However, the amount of $143,754 provided in fiscal 2012 was offset by the net increase in accounts receivable and accounts payable due to the increased production and revenues in the current year as compared to the prior year.

Investing Activities

Net cash used in investing activities for fiscal 2012 was $7,854, primarily for capital expenditures of $10,063. The capital expenditures of $10,063 included approximately $4,600 and $2,800, respectively, for plant expansions and machinery and equipment upgrades in our towable operations. During fiscal 2011, net cash used in investing activities of $126,352 was primarily due to the cash consideration paid of $99,562 for the acquisition of Heartland and its parent company on September 16, 2010 and capital expenditures of $33,749. The capital expenditures of $33,749 included approximately $5,460 for the construction of the new Champion Bus plant, approximately $9,700 for the purchase of recreation vehicle plants that were previously leased and approximately $9,100 and $1,600 for plant expansions in our towable and bus operations, respectively.

Financing Activities

Net cash used in financing activities of $107,780 for fiscal 2012 was primarily related to the repurchase of a total of 3,000,000 shares of common stock of the Company for $77,000 and cash dividend payments of $32,322. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees. The Company considered the repurchases of shares to be a good use of its cash and does not believe future liquidity will be negatively impacted. See Note 14 to our Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transactions. The Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share in October 2011. During fiscal 2011, net cash used in financing activities of $20,766 was primarily for cash dividend payments of $22,329. The Company increased its previous regular quarterly dividend of $0.07 per share to $0.10 per share in October 2010. A special $0.50 per share dividend was also paid in fiscal 2010.

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

Should a triggering event be deemed to occur, and for each of the annual goodwill impairment assessments, management is required to estimate the expected net cash flows to be realized over the life of the asset and/or the asset’s fair value. Fair values are often determined by a discounted cash flow model, although we also use a market approach in determining fair values when appropriate. These estimates are also subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions, discount rates and comparable companies. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engages an independent valuation firm in many cases to assist in its impairment assessments.

As a result of the annual impairment assessment as of April 30, 2012, no impairment of goodwill was identified.

The Company has five individual reporting units that carry goodwill. One reporting unit carries 49% of our consolidated goodwill of $245,209 and a second reporting unit carries another 38% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 305% and 35%, respectively, as of our April 30, 2012 assessment. Our other reporting units’ fair values exceeded their respective carrying values by 15% - 309%. The reporting unit that had fair value exceeding carrying value by 15% carried approximately 3% of our consolidated goodwill.

In regards to our April 2012 assessment for the reporting unit that had fair value exceeding carrying value by 15%, we used both a discounted cash flows model and a market approach to determine an estimate of its fair value. Assumptions which more significantly impact the discounted cash flows used in estimating the fair value of this unit included forecasted annual sales increases over the next five years, margin percentages over those years, terminal sales growth and weighted average cost of capital. Each of these estimates is subject to significant management judgment; however, we believe each to be reasonable based on currently available information regarding this unit’s current and expected operations. Should new information or future actual results require us to reduce our expectations for this reporting unit, future impairment assessments may indicate that the related goodwill and/or other intangible assets may be impaired.

Our assessment of whether any triggering events occurred during the fourth quarter ended July 31, 2012 for which we should further analyze whether an impairment exists through that date did not result in the identification of such a triggering event.

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

Product Warranty

We generally provide retail customers of our products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Management believes that the warranty liability is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our Consolidated Balance Sheets which includes the assessment of the cumulative income over recent prior periods. Based on the provisions of ASC 740, we determined a valuation allowance was not required to be recorded against the recorded deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. We recognize revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made to dealers financing their purchases under flooring arrangements with banks or finance companies.

Products are not sold on consignment, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders. Most of our sales to dealers are made on terms requiring cash on delivery or within 15 days of the invoice date.

Repurchase Commitments

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and we typically resell the repurchased product at a discount from its repurchase price. We account for the guarantee under our repurchase agreements of our dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in our repurchase and guarantee reserve.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2012 are summarized in the following charts. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	After 5 Years
Operating leases and other	$ 1,726	$ 1,163	$ 505	$ 58	$ –
Chassis consigned inventory	21,507	21,507	–	–	–
Unrecognized tax benefits (1)	2,649	2,649	–	–	–
Total contractual cash obligations	$ 25,882	$ 25,319	$ 505	$ 58	$ –

(1)   We have included in unrecognized tax benefits $2,649 for payments expected to be made in fiscal 2013. Unrecognized tax benefits in the amount of $44,516 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$ 900	$ 900	$ –	$ –	$ –
Standby repurchase obligations	861,738	469,513	392,225	–	–
Total commercial commitments	$ 862,638	$ 470,413	$ 392,225	$ –	$ –

(1)

The standby repurchase obligations generally extend up to eighteen months from the date of sales of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2012 from our dealers’ lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve month period.

Accounting Pronouncements

Reference is made to Note 1 to our Consolidated Financial Statements contained in this report for a summary of our recently adopted accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

  Quarterly Financial Data (Unaudited)

	October 31	January 31	April 30	July 31
Fiscal 2012
Net sales	$673,000	$596,970	$926,458	$888,232
Gross profit	74,978	59,380	109,470	112,948
Net income	22,358	13,680	41,341	44,360
Earnings per common share (1)
Basic	0.41	0.25	0.78	0.84
Diluted	0.41	0.25	0.78	0.84
Dividends declared and paid per common share	0.15	0.15	0.15	0.15

Market prices per common share
High	$29.08	$31.82	$34.56	$34.70
Low	$17.62	$22.25	$29.81	$26.27

	October 31 (2)	January 31	April 30 (3)	July 31
Fiscal 2011
Net sales	$606,684	$526,227	$852,059	$770,538
Gross profit	76,578	47,643	108,484	100,430
Net income	23,688	5,688	40,008	36,889
Earnings per common share
Basic	0.44	0.10	0.72	0.66
Diluted	0.44	0.10	0.72	0.66
Dividends declared and paid per common share	0.10	0.10	0.10	0.10

Market prices per common share
High	$35.50	$37.45	$39.12	$33.79
Low	$22.50	$29.15	$29.31	$24.22

(1)

Earnings per common share are computed independently for each of the quarters presented. The summation of quarterly amounts does not necessarily equal the total earnings per common share reported for the year. This is due to changes in the weighted average shares outstanding during the year.

(2)	The first quarter ended October 31, 2010 includes a non-cash trademark impairment of $2,036 for trademarks associated with a subsidiary within our motorized segment.

(3)	The third quarter ended April 30, 2011 includes a non-cash trademark impairment of $1,430 for a trademark associated with a subsidiary within our bus segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Part A – Disclosure Controls and Procedures

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2012 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Jackson Center, Ohio

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2012 and our report dated September 26, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 26, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a written code of ethics, the “Thor Industries, Inc. Business Ethics Policy”, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code has been posted on the Company’s website and is also available in print to any person, without charge, upon request. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at www.thorindustries.com or by filing a Form 8-K.

The other information in response to this Item is included under the captions OUR BOARD OF DIRECTORS; EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS; BOARD OF DIRECTORS: STRUCTURE, COMMITTEES AND CORPORATE GOVERNANCE and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2012, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2012 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Plan”), the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	732,725	(1)	$ 28.89	1,889,959	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	732,725		$ 28.89	1,889,959

(1)	Represents shares underlying stock options granted pursuant to the 2010 Plan, the 2006 Plan and the 1999 Plan. The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)	Represents shares remaining available for future issuance pursuant to the 2010 Plan and the 2006 Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is contained under the captions CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT and BOARD OF DIRECTORS: STRUCTURE, COMMITTEES AND CORPORATE GOVERNANCE in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

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
10.23

Form of Stock Option Agreement for grants under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.24

Stock Purchase Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc., Heartland RV Holdings, L.P., Towable Holdings, Inc. and Heartland Recreational Vehicles, LLC and certain other persons named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.25

Registration Rights Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc. and certain holders of shares of capital stock of Thor Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.26

Letter Agreement, dated July 8, 2011, by and among Thor Industries, Inc., Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, LLC, and CPVI Coinvest, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 13, 2011)

10.27

Repurchase Agreement, dated as of August 12, 2011, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 12, 2011)

10.28

Repurchase Agreement, dated as of January 18, 2012, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2012)

10.29

Repurchase Agreement, dated as of January 18, 2012, between the Company and Catterton Partners VI, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2012)

10.30

Repurchase Agreement, dated as of January 18, 2012, between the Company and Catterton Partners VI Offshore, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 18, 2012)

10.31

Repurchase Agreement, dated as of January 18, 2012, between the Company and CP6 Interest Holdings, L.L.C. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 18, 2012)

10.32

Repurchase Agreement, dated as of January 18, 2012, between the Company and CPVI Coinvest, L.L.C. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 18, 2012)

10.33	Employment offer letter, dated January 26, 2012, from the Company to Bob Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2012)
10.34

Stipulation of Settlement, executed on April 13, 2012 by the Company, in the case of In Re: FEMA Trailer Formaldehyde Product Liability Litigation, MDL No. 1873, before the United States District Court, Eastern District of Louisiana (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2012)

10.35

Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement of Robert W. Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 7, 2012)

14.1	Thor Industries, Inc. Business Ethics Policy (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010)
21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP, dated September 26, 2012*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 26, 2012 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 26, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Christian G. Farman	(Signed)	/s/ Peter B. Orthwein
	Christian G. Farman		Peter B. Orthwein
	Senior Vice President, Treasurer and Chief Financial Officer		Chairman of the Board
	(Principal Financial Officer & Principal		and Chief Executive Officer
Accounting Officer)

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ James L. Ziemer
	Andrew E. Graves		James L. Ziemer
	Director		Director

(Signed)	/s/ Geoffrey A. Thompson	(Signed)	/s/ Jan H. Suwinski
	Geoffrey A. Thompson		Jan H. Suwinski
	Director		Director

(Signed)	/s/ J. Allen Kosowsky	(Signed)	/s/ Alan Siegel
	J. Allen Kosowsky		Alan Siegel
	Director		Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Jackson Center, Ohio

We have audited the accompanying Consolidated Balance Sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 26, 2012

Consolidated Balance Sheets, July 31, 2012 and 2011

(amounts in thousands except share and per share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$218,642	$215,435
Accounts receivable:
Trade, less allowance for doubtful accounts — $527 in 2012 and $549 in 2011	221,655	162,188
Other	10,430	7,305
Inventories	186,083	184,498
Notes receivable	1,000	7,562
Prepaid expenses and other	6,179	5,191
Deferred income taxes	40,897	41,588

Total current assets	684,886	623,767

Property, plant and equipment:
Land	23,704	23,261
Buildings and improvements	166,868	162,627
Machinery and equipment	84,863	82,349

Total cost	275,435	268,237
Less accumulated depreciation	111,041	100,023

Net property, plant and equipment	164,394	168,214

Investments — Joint venture	1,739	2,741

Other assets:
Goodwill	245,209	244,452
Amortizable intangible assets	114,227	125,255
Long-term notes receivable	22,160	22,801
Other	10,439	10,840

Total other assets	392,035	403,348

Total Assets	$1,243,054	$1,198,070

See notes to the Consolidated Financial Statements.

F-2

	2012	2011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143,139	$119,494
Accrued liabilities:
Compensation and related items	41,295	34,599
Product warranties	73,280	66,054
Income and other taxes	16,129	14,037
Promotions and rebates	11,053	12,345
Product/property liability and related liabilities	11,044	16,241
Other	15,150	15,828

Total current liabilities	311,090	278,598

Other liabilities	15,687	15,315
Unrecognized income tax benefits	44,516	43,024
Deferred income taxes, net	20,934	24,859

Total long-term liabilities	81,137	83,198

Contingent liabilities and commitments	–	–

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 61,777,849 shares in 2012 and 61,697,349 shares in 2011	6,178	6,170
Additional paid-in capital	192,248	190,127
Retained earnings	918,565	829,148
Accumulated other comprehensive loss—unrealized loss on available-for-sale investments	(60)	(67)
Less treasury shares of 8,857,339 in 2012 and 5,857,339 in 2011, at cost	(266,104)	(189,104)

Total stockholders’ equity	850,827	836,274

Total Liabilities and Stockholders’ Equity	$1,243,054	$1,198,070

See notes to the Consolidated Financial Statements.

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2012, 2011 and 2010

(amounts in thousands, except per share data)

	2012	2011	2010
Net sales	$3,084,660	$2,755,508	$2,276,557
Cost of products sold	2,727,884	2,422,373	1,969,471

Gross profit	356,776	333,135	307,086
Selling, general and administrative expenses	169,154	180,858	147,407
Impairment of goodwill and trademarks	–	3,466	500
Amortization of intangible assets	11,135	10,262	510
Gain on involuntary conversion	–	9,417	7,593
Interest income	3,765	3,910	5,515
Interest expense	560	212	395
Other income, net	999	963	11

Income before income taxes	180,691	152,627	171,393
Income taxes	58,952	46,354	61,329

Net income	$121,739	$106,273	$110,064

Earnings per common share
Basic	$2.26	$1.92	$2.08
Diluted	$2.26	$1.92	$2.07

Net income	$121,739	$106,273	$110,064
Unrealized appreciation on investments, net of tax effects of $6, $158 and $231	7	257	368
Foreign currency translation adjustment, net of tax effects of $0, $0 and $1,080	–	–	(1,762)

Total other comprehensive income (loss)	7	257	(1,394)

Comprehensive income	$121,746	$106,530	$108,670

See notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2012, 2011 and 2010

(amounts in thousands, except share and per share data)

							Accumulated
					Additional		Other
	Treasury Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)
July 31, 2009	1,877,339	$(73,684)	57,318,263	$5,732	$94,367	$677,548	$1,070

Net income	–	–	–	–	–	110,064	–
Shares purchased	3,980,000	(115,420)	–	–	–	–	–
Stock option activity	–	–	586	–	16	–	–
Cash dividends - $.78 per common share	–	–	–	–	–	(42,408)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	368
Foreign currency translation adjustment, net of tax	–	–	–	–	–	–	(1,762)
Stock compensation expense	–	–	–	–	1,387	–	–

July 31, 2010	5,857,339	(189,104)	57,318,849	5,732	95,770	745,204	(324)

Net income	–	–	–	–	–	106,273	–
Stock option activity	–	–	78,500	8	1,549	–	–
Cash dividends - $.40 per common share	–	–	–	–	–	(22,329)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	257
Heartland acquisition	–	–	4,300,000	430	90,101	–	–
Stock compensation expense	–	–	–	–	2,707	–	–

July 31, 2011	5,857,339	(189,104)	61,697,349	6,170	190,127	829,148	(67)

Net income	–	–	–	–	–	121,739	–
Shares purchased	3,000,000	(77,000)	–	–	–	–	–
Stock option and restricted stock activity	–	–	80,500	8	1,433	–	–
Cash dividends - $.60 per common share	–	–	–	–	–	(32,322)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	7
Stock compensation expense	–	–	–	–	688	–	–

July 31, 2012	8,857,339	$(266,104)	61,777,849	$6,178	$192,248	$918,565	$(60)

See notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2012, 2011 and 2010

(amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$121,739	$106,273	$110,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,843	13,747	12,719
Amortization of intangibles	11,135	10,262	510
Goodwill and trademark impairment	–	3,466	500
Deferred income tax benefit	(3,442)	(2,839)	(3,459)
(Gain)/Loss on disposition of property, plant & equipment	(209)	71	252
Stock-based compensation	688	2,707	1,387
Excess tax benefits from stock-based awards	(101)	(516)	–
Gain on involuntary conversion of assets	–	(2,190)	(3,216)
Loss on divestiture of operating subsidiary	–	–	323
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(62,592)	14,648	(49,184)
Inventories	(1,585)	(17,448)	(29,987)
Notes receivable	7,062	2,424	1,884
Prepaid expenses and other	(1,181)	(3,118)	3,283
Accounts payable	23,435	(15,403)	25,238
Accrued liabilities	8,185	(3,275)	42,005
Other liabilities	1,864	5,993	(11,667)

Net cash provided by operating activities	118,841	114,802	100,652

Cash flows from investing activities:
Purchases of property, plant & equipment	(10,063)	(33,749)	(12,297)
Proceeds from dispositions of property, plant & equipment	629	690	4,966
Proceeds from dispositions of investments	650	3,700	115,850
Proceeds from notes receivable	500	–	–
Issuance of notes receivable	–	–	(10,000)
Insurance proceeds from involuntary conversion of assets	–	2,569	4,214
Acquisition of operating subsidiaries	(170)	(99,562)	(19,756)
Other	600	–	–

Net cash provided by (used in) investing activities	(7,854)	(126,352)	82,977

Cash flows from financing activities:
Cash dividends	(32,322)	(22,329)	(42,408)
Purchase of treasury stock	(77,000)	–	(115,420)
Excess tax benefits from stock-based awards	101	516	–
Proceeds from issuance of common stock	1,441	1,047	16

Net cash used in financing activities	(107,780)	(20,766)	(157,812)

Effect of exchange rate changes on cash	–	–	250

Net increase (decrease) in cash and cash equivalents	3,207	(32,316)	26,067
Cash and cash equivalents, beginning of year	215,435	247,751	221,684

Cash and cash equivalents, end of year	$218,642	$215,435	$247,751

Supplemental cash flow information:
Income taxes paid	$61,549	$57,789	$54,206
Interest paid	$560	$212	$395

Non-cash transactions:
Capital expenditures in accounts payable	$851	$472	$523
Common stock issued in business acquisition	$–	$90,531	$–

See notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements for the Years Ended July 31, 2012, 2011 and 2010

(All dollar amounts presented in thousands except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of motorized recreation vehicles, towable recreation vehicles and buses. Accordingly, the Company has presented segmented financial information for these three segments at Note 3 of the Notes to the Consolidated Financial Statements.

Principles of Consolidation — The accompanying Consolidated Financial Statements include the accounts of Thor Industries, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recalls, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and assumptions made in asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Cash and Cash Equivalents — Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2012 and 2011, cash and cash equivalents of $183,615 and $181,012, respectively, were held by one financial institution. The remaining $35,027 and $34,423 at July 31, 2012 and 2011, respectively, were held at various other financial institutions.

Fair Value of Financial Investments — The carrying amount of cash equivalents, investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.

Inventories — Substantially all inventories are stated at the lower of cost or market, determined on the last-in, first-out (“LIFO”) basis. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Depreciation — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements — 10 to 39 years

Machinery and equipment — 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $3,175, $3,022 and $2,545 in fiscal 2012, 2011 and 2010, respectively, which is recorded in selling, general and administrative expenses.

Intangible Assets — Intangible assets consist of goodwill, trademarks, dealer networks, design technology assets and non-compete agreements. Trademarks are being amortized on a straight-line basis over 20 to 25 years. Dealer networks are primarily amortized on an accelerated cash flow basis over 12 to 14 years, and design technology assets and non-compete agreements are amortized using the straight-line method over 5 to 15 years. Goodwill is not amortized but is tested at least annually for impairment. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis at April 30, or more frequently if events or circumstances indicate a potential impairment.

Long-lived Assets — Property, plant and equipment and identifiable intangibles that are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Product Warranties — Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Allowance for Doubtful Accounts — The allowance for doubtful accounts represents management’s estimate of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account information.

A summary of allowance for doubtful accounts activity is as follows:

	2012	2011	2010
Beginning Balance	$ 549	$ 422	$ 302
Net charged to expense	32	3	195
Write-offs net of recoveries/payments	(54)	(116)	(75)
Heartland acquisition	–	240	–
Ending Balance	$ 527	$ 549	$ 422

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

Revenues from the sale of recreation vehicles and buses are primarily recorded when all of the following conditions have been met:

1)    An order for a product has been received from a dealer;

2)    Written or oral approval for payment has been received from the dealer’s flooring institution;

3)    A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

4)    The product is removed from the Company’s property for delivery to the dealer who placed the order.

Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. The Company recognizes revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made to dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders. Most of our sales to dealers are made on terms requiring cash on delivery or within 15 days of the invoice date.

Amounts billed to dealers for delivery of product are recognized as revenue with the corresponding delivery expense charged to costs of products sold.

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows, were $7,863, $7,149 and $5,377 in fiscal 2012, 2011 and 2010, respectively.

Repurchase Agreements - The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The risk of loss from these agreements is spread over numerous dealers. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The Company accounts for the guarantee under its repurchase agreements of its dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in our repurchase and guarantee reserve which is included in other current liabilities on the Consolidated Balance Sheets.

Income Taxes – The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could materially impact our financial position or results of operations.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Significant judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. The Company has evaluated the sustainability of our deferred tax assets on our Consolidated Balance Sheets which includes the assessment of the cumulative income over recent prior periods. Based on the provisions of ASC 740, the Company determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which the Company currently operate.

Foreign Currency – Revenues and expenses of the Company’s Canadian operations (which ceased operations in fiscal 2010) reported in the Consolidated Statements of Income and Comprehensive Income for fiscal 2010 have been translated at the average exchange rate for that year. Translation adjustments have been included in accumulated other comprehensive income (loss). Transaction gains and losses were not significant.

Stock Options – The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value and related compensation costs are recognized over the option vesting period which is 3 to 5 years.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and unvested restricted stock.

	2012	2011	2010
Weighted average shares outstanding for basic earnings per share	53,845,697	55,271,340	53,019,008
Stock options and unvested restricted stock	54,151	102,301	100,356

Weighted average shares outstanding assuming dilution	53,899,848	55,373,641	53,119,364

The Company excludes stock options and unvested restricted stock that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At July 31, 2012, 2011 and 2010, the Company had stock options outstanding of 412,000, 729,826 and 784,000, respectively, that were excluded from this calculation as their effect would be antidilutive.

Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, which indefinitely deferred certain provisions of ASU No. 2011-05. The provisions of ASU No. 2011-05 that remain eliminate the option for companies to present components of other comprehensive income only in the statement of equity. This standard is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance on a retrospective basis effective July 31, 2012.

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

Pursuant to the purchase agreement entered into in connection with the acquisition, the Company paid $99,732 in cash (includes $99,562 paid on the acquisition date and $170 in subsequent working capital true-up adjustments) and issued 4,300,000 shares of the Company’s unregistered common stock (“Thor Shares”) valued at an aggregate of $90,531. The value of the Thor Shares was based on an independent appraisal. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The Company expensed $1,826 of transaction costs as part of corporate selling, general and administrative expense in connection with the acquisition during fiscal year 2011.

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

The following table summarizes the fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing. Adjustments to the allocation were made in the three months ended October 31, 2011 to reflect the finalization of certain indemnification matters which resulted in an increase to goodwill of $757.

Current assets	$48,913
Property, plant and equipment	9,993
Dealer network	67,000
Goodwill	94,308
Trademarks	25,200
Design technology assets	21,300
Non-compete agreements	4,130
Backlog	690
Current liabilities	(41,830)
Deferred income tax liabilities	(37,364)
Other liabilities	(2,077)

Total fair value of net assets acquired	$190,263

The Company did not assume any of Heartland’s outstanding debt, other than existing capital lease obligations of $429. At the time of the acquisition, amortizable intangible assets had a weighted average useful life of 14.9 years. The dealer network was valued based on the Discounted Cash Flow Method and is being amortized on an accelerated cash flow basis over 12 years. The design technology assets were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 10 to 15 years. The non-compete agreements were valued based on the Lost Income Method, a form of the Discounted Cash Flow Method, and are being amortized on a straight line basis over 5 years. The trademarks were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 25 years. The backlog was valued based on the Discounted Cash Flow Method and was amortized over 3 weeks. Goodwill is not subject to amortization. Prior to the acquisition, Heartland had historical net tax basis in goodwill of approximately $11,600 that is deductible for tax purposes and continues to be deductible.

The primary reasons for the acquisition include Heartland’s future earning potential, its fit with the Company’s existing operations, its market share and its cash flow. Heartland’s results of operations included in the Company’s Consolidated Statements of Income and Comprehensive Income from the September 16, 2010 date of acquisition through July 31, 2011 include net sales of $365,389 and net income before tax of $13,132. Net income before tax includes one-time costs of $746 related to the step-up in finished goods inventory and $690 for amortization of backlog. In addition, Heartland’s results from September 16, 2010 through July 31, 2011 included ongoing amortization costs of $8,563.

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

On March 1, 2010, the Company acquired 100% of SJC Industries Corp. (“SJC”), a privately-held manufacturer of ambulances based in Elkhart, Indiana, for $19,756 in cash and $325 of future cash obligations to the seller for a total purchase price of $20,081. The Company believes that the ambulance business is a natural fit with its bus business and has included the operations of SJC in its Buses reportable segment. Fiscal year 2010 includes SJC sales of $13,218 since its March 1, 2010 acquisition date. In fiscal 2012, production of the SJC products was moved to the Company’s Goshen Coach facility.

The following table summarizes the fair value of the net assets acquired, which are based on internal and independent external evaluations, at the date of the closing.

Net working capital	$7,412
Property, plant and equipment	2,459
Dealer network	5,230
Goodwill	2,490
Trademarks	2,100
Design technology assets	270
Non-compete	120

$20,081

At the time of the acquisition, amortizable intangible assets had a weighted average useful life of 13.4 years. The dealer network is being amortized on a straight line basis over 14 years, and the design technology assets and non-compete agreements are both being amortized on a straight line basis over 5 years. The trademarks are being amortized on a straight line basis over 20 years. Goodwill is not subject to amortization. The entire goodwill balance is tax deductible. Pro forma financial information has not been presented due to its insignificance.

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

	2012	2011	2010
Net sales:
Recreation vehicles
Towables	$2,285,863	$1,977,416	$1,556,591
Motorized	353,935	363,026	291,958

Total recreation vehicles	2,639,798	2,340,442	1,848,549
Buses	444,862	415,066	428,008

Total	$3,084,660	$2,755,508	$2,276,557

F-11

	2012	2011	2010
Income (loss) before income taxes:
Recreation vehicles
Towables	$158,973	$146,361	$145,604
Motorized	18,469	12,777	10,628

Total recreation vehicles	177,442	159,138	156,232
Buses	16,020	21,951	29,904
Corporate	(12,771)	(28,462)	(14,743)

Total	$180,691	$152,627	$171,393

Identifiable assets:
Recreation vehicles
Towables	$734,439	$696,059	$413,112
Motorized	82,904	93,586	86,726

Total recreation vehicles	817,343	789,645	499,838
Buses	143,324	126,224	124,374
Corporate	282,387	282,201	339,861

Total	$1,243,054	$1,198,070	$964,073

Depreciation and amortization expense:
Recreation vehicles
Towables	$20,010	$18,506	$7,735
Motorized	2,122	2,474	3,058

Total recreation vehicles	22,132	20,980	10,793
Buses	2,537	2,716	1,981
Corporate	309	313	455

Total	$24,978	$24,009	$13,229

Capital acquisitions:
Recreation vehicles
Towables	$8,830	$22,835	$8,971
Motorized	798	1,393	706

Total recreation vehicles	9,628	24,228	9,677
Buses	771	9,417	2,888
Corporate	43	53	202

Total	$10,442	$33,698	$12,767

Export sales to Canada from the Company’s U.S. operations were $463,130, $444,364 and $364,105 in fiscal 2012, 2011 and 2010, respectively.

4.  INVENTORIES

Major classifications of inventories are:

	July 31,
	2012	2011
Finished products	$16,570	$14,179
Work in process	59,803	48,575
Raw materials	104,446	104,360
Chassis	39,044	46,548

Subtotal	219,863	213,662
Excess of FIFO costs over LIFO costs	(33,780)	(29,164)

Total inventories	$186,083	$184,498

Of the $219,863 and $213,662 of inventory at July 31, 2012 and 2011, all but $36,887 and $25,530, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $36,887 and $25,530 of inventory were valued on a first-in, first-out method.

The Company’s reserves for inventory obsolescence were $1,866 at July 31, 2012 and $2,039 at July 31, 2011.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2012		July 31, 2011
	Weighted Average Years Remaining Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	11	$ 72,230	$ 13,343	$ 72,230	$ 6,154
Non-Compete agreements	3	6,321	3,678	6,851	3,300
Trademarks	23	36,775	2,522	36,669	1,008
Design technology and other intangibles	13	21,300	2,856	22,260	2,293
Total amortizable intangible assets		$ 136,626	$ 22,399	$ 138,010	$ 12,755

Aggregate amortization expense for amortizable intangibles for the fiscal years ended July 31, 2012, 2011 and 2010 were $11,135, $10,262 and $510, respectively. The dealer networks are primarily being amortized on an accelerated cash flow basis. Non-compete agreements and other intangibles are amortized on a straight-line basis. Prior to the Heartland acquisition, the Company had deemed its various trademarks to have indefinite lives and therefore not subject to amortization. However, in assessing the trademarks obtained in the Heartland acquisition, the Company determined that with the cyclicality in the RV industry and the extent of competition in the industry it was more appropriate to consider those trademarks as definite-lived assets with 25 year useful lives. The Company also re-assessed its other trademarks and, effective on May 1, 2011, re-characterized all of its trademarks as definite-lived assets with useful lives of 20-25 years. Accordingly, all trademarks are now subject to amortization. All of the Company’s previously classified indefinite-lived trademarks were subject to the Company’s April 30, 2011 impairment assessment.

Estimated Amortization Expense:

For the fiscal year ending July 31, 2013	$10,944
For the fiscal year ending July 31, 2014	$10,676
For the fiscal year ending July 31, 2015	$10,318
For the fiscal year ending July 31, 2016	$9,262
For the fiscal year ending July 31, 2017	$8,875
For the fiscal year ending July 31, 2018 and thereafter	$64,152

Goodwill is not subject to amortization.

During the first quarter of fiscal year 2011, management decided to combine its Damon and Four Winds motorized operations to form Thor Motor Coach to optimize operations and garner cost efficiencies. As a result, related intangible assets were reviewed at that time for a potential impairment, trademarks associated with one of the former operating companies were discontinued and the related trademark values of $2,036 were written off.

For the annual impairment test at April 30, 2012, 2011 and 2010, management engaged an independent valuation firm to assist in its impairment assessment reviews. The fair value of all previously indefinite-lived trademarks was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, royalty and discount rates. The fair value of the Company’s reporting units for purposes of goodwill testing was determined by employing a discounted cash flow methodology and a market approach, when appropriate.

As a result of the annual impairment assessment as of April 30, 2012, no impairment of goodwill was identified.

The April 30, 2011 review resulted in a non-cash trademark impairment of $1,430 in the third quarter of fiscal 2011 associated with an operating subsidiary in the Company’s bus segment. This impairment resulted from lower anticipated sales than previously expected. The fair value of the trademark was determined using Level 3 inputs as defined by ASC 820. As a result of the annual impairment assessment as of April 30, 2011, no impairment of goodwill or indefinite-lived intangible assets was identified other than the trademark impairment described above.

The Company completed an impairment review as of April 30, 2010 that resulted in a non-cash trademark impairment of $500 in the third quarter of fiscal 2010 for the trademark associated with an operating subsidiary in the towables segment. This impairment resulted from the sluggish market and outlook for the park model business.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2012 and 2011 are summarized as follows:

	2012				2011
	Towables	Motorized	Buses	Total	Towables	Motorized	Buses	Total
Balance as of beginning of fiscal year:
Goodwill	$237,346	$17,252	$7,106	$261,704	$143,795	$17,252	$7,106	$168,153
Accumulated impairment charges	–	(17,252)	–	(17,252)	–	(17,252)	–	(17,252)

Net Balance at beginning of fiscal year	237,346	–	7,106	244,452	143,795	–	7,106	150,901
Fiscal year activity:
Goodwill acquired – Heartland	757	–	–	757	93,551	–	–	93,551

Balance as of end of fiscal year:
Goodwill	238,103	17,252	7,106	262,461	237,346	17,252	7,106	261,704
Accumulated impairment charges	–	(17,252)	–	(17,252)	–	(17,252)	–	(17,252)

Net Balance as of July 31:	$238,103	$–	$7,106	$245,209	$237,346	$–	$7,106	$244,452

6.  CONCENTRATION OF RISK

Two dealers accounted for 28%, 26% and 17% of the Company’s bus sales for fiscal 2012, 2011 and 2010, respectively. The loss of either of these dealers could have a significant effect on the Company’s bus business. One dealer, FreedomRoads, LLC, accounted for 14%, 14% and 18% of the Company’s consolidated recreation vehicle net sales for fiscal 2012, 2011 and 2010, respectively, and 12%, 12% and 15% of its consolidated net sales for fiscal 2012, 2011 and 2010, respectively. This dealer also accounted for 20% of the Company’s consolidated trade accounts receivable at July 31, 2012 and 14% at July 31, 2011. The loss of this dealer could have a significant effect on the Company’s business.

7.  LOAN TRANSACTIONS AND RELATED NOTES RECEIVABLE

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

On January 30, 2009, the Company entered into a second Credit Agreement (the “Second Credit Agreement”) with the Borrowers pursuant to which the Company loaned an additional $10,000 to the Borrowers (the “Second Loan”). Pursuant to the terms of the Second Credit Agreement, the Borrowers agreed to use the proceeds of the Second Loan solely to make an equity contribution to FreedomRoads Holding to be used by FreedomRoads Holding or its subsidiaries to purchase the Company’s products. As a result, payments received on the Second Loan are classified as operating activities in the Consolidated Statements of Cash Flows.

The scheduled maturity date of the Second Loan was June 30, 2012. Principal was payable in semi-annual installments of $1,000 each, commencing on June 30, 2010, with a final payment of $6,000 due on June 30, 2012. Interest on the principal amount of the Second Loan was payable in cash on a quarterly basis at a rate of 12% per annum. The final principal and interest payments were received in fiscal 2012.

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

The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011— $500; December 31, 2012 — $1,000; December 31, 2013 — $1,100 and December 22, 2014 — $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in-kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date. The Third Loan Borrowers opted to pay the interest due at each quarter end from March 31, 2010 to September 30, 2011 in-kind and it was capitalized as part of the long-term note receivable. All payments of principal and interest due to date have been paid in full and principal payments received on the Third Loan are classified as investing activities in the Consolidated Statements of Cash Flows.

The First Credit Agreement, the Second Credit Agreement and the Third Credit Agreement each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type. As required by the credit agreements, the Company receives on a quarterly basis financial information from the Borrowers and the Third Loan Borrowers and from the companies in which the Borrowers and the Third Loan Borrowers have significant ownership interests, including FreedomRoads Holding.

This financial information is evaluated as to any changes in the overall credit quality of the Borrowers and the Third Loan Borrowers. Based on the current credit review, the Company does not consider these receivables impaired or requiring an allowance for credit losses.

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

For fiscal 2012, FreedomRoads accounted for 14% of the Company’s consolidated recreation vehicle net sales and 12% of its consolidated net sales. For fiscal 2011, FreedomRoads accounted for 14% of the Company’s consolidated recreation vehicle net sales and 12% of its consolidated net sales. For fiscal year 2010, FreedomRoads accounted for 18% of the Company’s consolidated recreation vehicle net sales and 15% of the Company’s consolidated net sales.

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

The only Company assets or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) - measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $1,405 and $2,042 and deferred compensation plan asset balances of $8,970 and $8,715 were recorded as of July 31, 2012 and 2011, respectively, as components of other assets in the Consolidated Balance Sheets. An equal and offsetting accrued liability was also recorded in regards to the deferred compensation plan. Changes in the fair value of the plan assets and the related deferred liability are both reflected in income.

The ARS underlying assets are primarily student loans which are substantially backed by the federal government. While the ARS’s are subject to periodic settlements via open auctions, the Company may need to wait until the final maturity of the underlying loans to realize the full value of the ARS.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

	2012	2011
Balances at beginning of year	$2,042	$5,327
Net change in other comprehensive income	13	415
Sales/Maturities	(650)	(3,700)

Balances at end of year	$1,405	$2,042

9.  PRODUCT WARRANTY

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

	2012	2011	2010
Beginning Balance	$66,054	$51,467	$41,717
Provision	74,491	61,922	57,314
Payments	(67,265)	(57,514)	(47,564)
Heartland acquisition	–	10,179	–

Ending Balance	$73,280	$66,054	$51,467

10.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

Income Taxes:	2012	2011	2010
Federal	$57,736	$48,943	$55,462
State and local	4,658	250	9,337
Foreign	–	–	(11)

Total current expense	62,394	49,193	64,788

Federal	(3,387)	(2,989)	(3,430)
State and local	(55)	150	(29)

Total deferred benefit	(3,442)	(2,839)	(3,459)

Total income tax expense	$58,952	$46,354	$61,329

The primary components of the changes in current federal tax expense and current state and local tax expense between fiscal 2012 and 2011 are described in the following paragraphs.

Current Federal Tax Expense

Current federal tax expense increased $8,793 to $57,736 from fiscal year 2011 to fiscal year 2012. Of this amount, $9,822 was due to the increase in pre-tax income of $28,064. Current federal tax expense also increased by $1,441 in 2012 as a result of reduced income tax credits and incentives. In addition, current federal tax expense decreased by $409 as a result of the increased Domestic Manufacturing Deduction in 2012 and decreased by $1,586 due to decreases in various temporary items. The other changes to current federal tax expense are included in the schedule below.

Current federal tax expense decreased $6,519 to $48,943 from fiscal year 2010 to fiscal year 2011. Of this decrease, $6,568 was due to the reduction in pre-tax income of $18,766. In addition, current federal tax expense decreased by $1,491 as a result of the increased Domestic Manufacturing Deduction in fiscal year 2011 and increased by $1,207 due to increases in various temporary items. Further, current federal tax expense decreased by $1,578 when compared to fiscal year 2010 as a result of a disallowed executive compensation deduction in 2010. The other changes to current federal tax expense are included in the schedule below.

Current State and Local Tax Expense

Current state and local tax expense increased $4,408 to $4,658 from fiscal year 2011 to fiscal year 2012. Of this amount, $617 was due to the increase in pre-tax income of $28,064. In addition, current state and local tax expense increased by $4,244 due to an increase in the Company’s unrecognized tax benefits.

Current state and local tax expense decreased $9,087 to $250 from fiscal year 2010 to fiscal year 2011. Of this decrease, $657 was due to the reduction in pre-tax income of $18,766. In addition, current state and local tax expense increased $232 due to increases in various temporary items. Current state and local tax expense decreased by $2,329 due to a decrease in the Company’s state related unrecognized tax benefits and also decreased by $3,731 as a result of a reduction in the Company’s state blended tax rate and increased income tax credits. Further, current state and local tax expense decreased $212 when compared to fiscal year 2010 as a result of a disallowed executive compensation deduction in 2010.

The table below shows the components of the total current income tax expense for fiscal 2012, 2011 and 2010:

	2012	2011	2010
Federal tax expense at statutory rates	$63,242	$53,420	$59,988
State tax expense at various state tax rates (net of federal benefit)	1,054	956	5,153
Current tax expense effect of accrued product warranties	2,371	1,698	3,622
Current tax expense effect of other temporary items	(270)	1,989	(407)
Federal income tax credits and incentives	(980)	(2,421)	(1,069)
Domestic production activities deduction	(5,645)	(5,236)	(3,745)
Executive compensation limitation	38	–	1,578
Change in uncertain tax positions	2,540	(1,426)	(1,931)
Adjustments to current tax payable	(301)	(1,169)	807
Other permanent items	345	1,382	792

Total Current Income Taxes	$62,394	$49,193	$64,788

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	2012	2011	2010
Provision at federal statutory rate	$63,242	$53,420	$59,988
State and local income taxes (net of federal benefit)	975	978	5,124
Federal income tax credits and incentives	(980)	(2,421)	(1,069)
Domestic production activities deduction	(5,645)	(5,236)	(3,745)
Change in uncertain tax positions	1,619	(1,124)	(278)
Executive compensation limitation	38	–	1,578
Reduction of excess current tax payable and deferred tax liabilities	(642)	(645)	(1,061)
Other permanent Items	345	1,382	792

Income Taxes	$58,952	$46,354	$61,329

Income before income taxes includes foreign loss of $8,154 in fiscal 2010. The Company’s foreign subsidiary was sold on April 30, 2010.

A summary of deferred income taxes is as follows:	July 31,	July 31,
	2012	2011
Current deferred tax asset (liability):
Inventory basis	$(589)	$(251)
Employee benefits	2,026	3,102
Self-insurance reserves	8,556	8,036
Accrued product warranties	26,690	24,443
Accrued incentives	2,369	2,948
Sales returns and allowances	1,145	1,231
Accrued expenses	1,399	2,938
Unrecognized tax benefits	963	597
Other	(1,662)	(1,456)

Total current net deferred tax asset	40,897	41,588

Long-term deferred tax asset (liability):
Property basis	(4,482)	(5,166)
Investments	(433)	(898)
Deferred compensation	5,069	4,836
Intangibles	(35,524)	(37,513)
Unrecognized tax benefits	14,436	13,882

Total net long-term deferred tax liability	(20,934)	(24,859)

Net deferred tax asset	$19,963	$16,729

The Company’s net deferred tax assets increased $3,234 to $19,963 from July 31, 2011 to July 31, 2012. Of this increase, $2,247 was from an increase in the product warranty reserve. In addition, the liability for intangibles decreased $1,989. These changes were offset by a $1,539 decrease in accrued expenses. As of July 31, 2012, the Company had recorded a $143 capital loss carryover that it expects to realize prior to expiration.

Unrecognized Tax Benefits:

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet the minimum recognition threshold specified in ASC 740, which also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $22,454 for 2012, $21,453 for 2011 and $20,719 for 2010.

Changes in the unrecognized tax benefit during fiscal year 2012, 2011 and 2010 were as follows:

	2012	2011	2010

Beginning balance	$32,174	$31,039	$30,235
Tax positions related to prior years:
Additions	562	1,817	760
Reductions	(284)	(1,062)	(1,883)
Tax positions related to current year:
Additions	3,995	3,713	4,095
Settlements	(1,364)	(2,642)	(817)
Lapses in statute of limitations	(1,183)	(691)	(1,351)

Ending balance	$33,900	$32,174	$31,039

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties are not included in the schedule above of unrecognized tax benefits. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2012, 2011 and 2010 were $13,265, $12,533 and $13,326, respectively. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for July 31, 2012, 2011 and 2010 were $503, $(995) and $(2,200), respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the balance sheet, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	2012	2011	2010

Unrecognized tax benefits	$33,900	$32,174	$31,039
Accrued interest and penalties	13,265	12,533	13,326

Total unrecognized tax benefits	$47,165	$44,707	$44,365

Short-term, included in “Income and other taxes”	$2,649	$1,683	$8,679
Long-term	44,516	43,024	35,686

Total unrecognized tax benefits	$47,165	$44,707	$44,365

The Company anticipates a decrease of approximately $3,700 in unrecognized tax benefits, $900 in interest and $40 in penalties during fiscal 2013 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be successfully finalized in the next 12 months. If these settlements are successfully finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $3,200 and $13,100 and related accrued interest and penalties may decrease between $1,800 and $5,800. Actual results may differ materially from these estimates.

Generally, fiscal years 2009, 2010 and 2011 remain open for federal, state and foreign income tax purposes. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2008. The Company is currently being audited by the state of California for tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has fully reserved for its exposure to additional payments for uncertain tax positions related to its California and Indiana income tax returns in its liability for unrecognized tax benefits. In addition, the Company paid approximately $113 in tax and interest during fiscal year 2012 to finalize the state of Oregon tax audit for the tax years ended July 31, 2006 through 2008 and also paid approximately $7 in tax and interest to finalize certain state of Michigan tax audits for tax years ended July 31, 2006 through 2008.

11.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company also provides limited guarantees to certain of its dealers, certain of which expired in fiscal 2012.

Our principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at July 31, 2012 and 2011 are summarized in the following chart:

	Total Amount Committed		Term of
	July 31, 2012	July 31, 2011	Commitments
Commitment
Guarantee on dealer financing	$900	$1,684	Various
Standby repurchase obligation on dealer financing	$861,738	$791,933	Up to eighteen months

We account for the guarantee under our repurchase agreements of our dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee. The estimated fair value takes into account our estimate of the losses we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers.

This deferred amount is included in our repurchase and guarantee reserve balances of $3,150 and $3,479 as of July 31, 2012 and July 31, 2011, respectively, which are included in other current liabilities on the Consolidated Balance Sheets. These reserves do not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements for the past three fiscal years. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Cost of units repurchased	$ 2,881	$ 5,876	$ 10,001
Realization of units resold	2,521	5,023	8,665
Losses due to repurchase	$ 360	$ 853	$ 1,336

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis are not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At July 31, 2012, chassis on hand accounted for as consigned, unrecorded inventory was approximately $21,507. In addition to this consigned inventory, at July 31, 2012, an additional $9,762 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

Legal Matters

In addition to the matter described below, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows, except that an adverse outcome in a significant litigation matter could have a material effect on the operating results of a particular reporting period.

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

On December 21, 2011, the MDL Court issued an Order that, among other matters, mandated certain manufacturing defendants in the litigation, including the Company and several of its RV subsidiaries, to participate in mediation in January 2012. The Company’s Heartland subsidiary participated in a mediation on January 27, 2012 and reached an agreement in principle to resolve the pending claims against it on February 2, 2012. The other Thor RV subsidiaries involved in the MDL proceeding collectively participated in a mediation on January 19, 2012 and during a second mediation session held on February 10, 2012 reached an agreement in principle to resolve the litigation. On March 27, 2012, Heartland and its insurance carriers entered into a Memorandum of Understanding (“MOU”) memorializing the February 2, 2012 settlement. On March 30, 2012, Thor Industries, Inc., for itself and on behalf of its other RV subsidiaries involved in the MDL proceeding, and its insurance carriers, entered into an MOU memorializing the settlement reached on February 10, 2012.

As previously reported on April 19, 2012 by the Company on its Form 8-K, the Company and its RV subsidiaries involved in the MDL proceeding, their respective insurance carriers, several unaffiliated manufacturers of RVs and their insurers, and legal representatives of the plaintiffs each executed a Stipulation of Settlement in April 2012 (the “Stipulation of Settlement”). As set forth more fully in the Stipulation of Settlement, if the MDL Court grants final approval, the claims against the Company will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting against the Company any claims alleged in the MDL proceeding. In furtherance of the settlement, a payment of $6,250 was made by the Company and its insurance carriers for the benefit of the settlement class into the registry of the court, and a payment of $553 was made by Heartland, a subsidiary of the Company, and its insurance carriers for the benefit of the settlement class.

On May 31, 2012, the MDL Court granted preliminary approval of the proposed settlement class. The Company had previously recorded adequate amounts for this settlement and paid $4,700 into the Registry of the United States District Court for the Eastern District of Louisiana on June 1, 2012.

On September 6, 2012, pursuant to an Order of the MDL Court, counsel for the plaintiffs produced the list of members of the class who requested exclusion from the proposed settlement. Only one individual making a claim against the Company and/or its RV subsidiaries requested to be excluded from the proposed class settlement.

On September 27, 2012, the MDL Court is scheduled to conduct a Fairness Hearing during which final approval of the proposed settlement will be evaluated. In the event that the MDL Court finds the proposed settlement to be reasonable, it is expected that all claims made in the litigation, excepting only the single claim that requested exclusion from proposed settlement, will be finally resolved in accordance with the terms of the Stipulation of Settlement identified above.

12.  LEASES

The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases as of July 31, 2012 are $1,726 which includes the following amounts due in each of the next five fiscal years: $1,163 in fiscal 2013; $360 in fiscal 2014; $145 in fiscal 2015; $37 in fiscal 2016 and $21 in fiscal 2017. Rent expense was $1,874 in fiscal 2012, $2,201 in fiscal 2011 and $2,139 in fiscal 2010.

13.  EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $316 in fiscal 2012, $293 in fiscal 2011 and $294 in fiscal 2010.

The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as other assets. The obligation to the participants is reported as other liabilities. No net income or loss is recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the offsetting liability to the executives, was $8,970 at July 31, 2012 and $8,715 at July 31, 2011.

14.  STOCKHOLDERS’ EQUITY

In December 2009, the Company purchased 3,980,000 shares of its common stock at $29.00 per share and held them as treasury stock at a total cost of $115,420. The shares were repurchased by the Company from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. The Estate holds shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. Alan Siegel, a member of the board of directors of the Company (the “Board”), is a co-executor of the Estate. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Estate. At the time of the repurchase, the shares represented 7.2% of the Company’s common stock outstanding. The Company used available cash to purchase the shares.

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

The Board approved the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Equity and Incentive Plan”) on October 25, 2010 and the 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) on October 16, 2006. These plans were subsequently approved by shareholders at the 2010 and 2006 annual meetings. These plans are designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the 2006 Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants pursuant to either the 1999 Plan or the 1997 Plan. However, outstanding grants under the 1999 Plan remain outstanding, subject to the respective terms and conditions of the Plan. The maximum number of shares issuable under the 2010 Equity Incentive Plan is 2,000,000 and under the 2006 Equity Incentive Plan is 1,100,000. Remaining shares available to be granted under the 2010 Equity Incentive Plan are 1,859,959 and under the 2006 Equity Incentive Plan are 30,000 as of July 31, 2012. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights. Options expire 10 years from the date of grant and are vested evenly over 3 to 5 years from the date of grant.

Stock Options – A summary of option activity under the 1999 Plan, the 2010 Equity and Incentive Plan and the 2006 Equity Incentive Plan is as follows:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,433,225	$30.90	1,381,725	$30.20	513,561	$23.47
Exercised	(80,500)	17.74	(78,500)	13.33	(586)	26.91
Forfeited	(600,000)	35.18	–	–	–	–
Expired	(20,000)	29.25	–	–	(1,250)	27.40
Granted	–	–	130,000	27.72	870,000	34.17

Outstanding at end of year	732,725	$28.89	1,433,225	$30.90	1,381,725	$30.20

Vested and expected to vest at end of year	712,725	$28.82	833,225	$27.82	1,381,725	$30.20

Exercisable at end of year	566,059	$29.24	609,891	$27.84	445,057	$22.99

The weighted average remaining contractual life for outstanding options and exercisable options at July 31, 2012, was 6.33 and 5.68 years, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Aggregate intrinsic value of options outstanding and expected to vest	$966	$647	$2,350
Aggregate intrinsic value of options exercisable	$738	$647	$2,263

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

The weighted average fair value of options granted in fiscal 2011 and fiscal 2010 were $10.80 and $14.69, respectively, as calculated by the Black-Scholes method. There were no option grants during fiscal 2012. The assumptions used in determining the fair value of the options granted during fiscal 2011 and fiscal 2010 are as follows:

Grant Date	July 19, 2011	March 14, 2011	July 20, 2010	April 28, 2010
Expected volatility	46%	46%	45%	45%
Expected life of grant	6 years	6 years	6 years	6 years
Risk-free interest rate	1.8%	2.3%	2.2%	3.1%
Expected dividend rate	1.8%	1.2%	0.9%	0.9%

In fiscal years 2012, 2011 and 2010, the Company recorded expenses of $645, $2,707 and $1,375, respectively, for stock option awards. At July 31, 2012, there was $1,786 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 3.16 years.

Cash received from stock option exercises for the fiscal years ended July 31, 2012, 2011 and 2010 was $1,428, $1,047 and $16, respectively. The total intrinsic value of stock options exercised in fiscal years 2012, 2011 and 2010 was $931, $1,551 and $3, respectively.

The Company recognized a tax benefit related to stock based compensation expense of $224, $1,172 and $481 in fiscal 2012, 2011 and 2010, respectively.

Exercises of options are satisfied with the issuance of new shares from authorized shares.

Stock Awards – There was no restricted stock activity under the 2010 Equity and Incentive Plan in fiscal 2011 or fiscal 2010, and a summary of restricted stock award activity under this Plan for fiscal 2012 is as follows:

	2012
	Shares	Weighted- Average Grant Date Fair Value
Nonvested, Beginning of year	–	$–
Granted	10,041	29.46
Vested	–	–
Forfeited	–	–

Nonvested, End of year	10,041	$29.46

In fiscal 2012, 2011 and 2010, the Company recorded expense for restricted stock awards under this plan of $43, $0 and $0, respectively. At July 31, 2012, there was $560 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 4.88 years. This restricted stock vests evenly over 5 years from the date of grant.

The Company’s 1997 Restricted Stock Plan allowed for the granting of up to 600,000 shares of restricted stock to select executives. The last shares to vest under this plan did so in 2010. In fiscal 2012, 2011, and 2010, the Company recorded expense for restricted stock awards under this plan of $0, $0 and $12, respectively. No further grants have been made under the plan. Restrictions expire 50% after five years following the date of issue and the balance after six years.

15.  JOINT VENTURE

In March 1996, the Company and Cruise America, Inc., an unrelated third party, formed a joint venture, CAT Joint Venture LLC (“CAT”), to make short-term rentals of motorized recreation vehicles to the public. The Company’s total investment in this joint venture at July 31, 2012 and 2011 was $1,739 and $2,741, respectively.

This investment is 50% owned and is accounted for using the equity method. The Company’s share of the earnings for this investment was $198, $267 and $217 in fiscal 2012, 2011 and 2010, respectively, and is included in the other income caption of the Consolidated Statements of Income and Comprehensive Income. During fiscal 2012 the Company received dividends totaling $1,200.

During fiscal 2012, 2011 and 2010, the Company’s Thor Motor Coach segment had sales to Cruise America of $30,785, $26,872 and $27,859, respectively. During fiscal 2012, 2011 and 2010, Cruise America did not have any sales to CAT.

16.  SALE OF BUSINESSES

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

17.  FIRE AT BUS PRODUCTION FACILITY

On February 14, 2010, a fire occurred at the northern production facility (the “Facility”) at the Company’s manufacturing site located near Imlay City, Michigan. The Facility is one of the Company’s principal manufacturing locations for its Champion Bus lines. The fire resulted in the destruction of a significant portion of the work in process, raw materials and equipment contained in the Facility. There were no reported injuries and the origin of the fire is undetermined. The southern production plant, paint facility and other buildings at the site were not affected by the fire and remained intact. Shortly after the fire, the Company resumed limited production activities for its Champion buses in the southern manufacturing facility, and the Company addressed equipment and staffing reallocation. Many employees continued to work out of the southern manufacturing facility and an office building on this site on a temporary basis.

The Company maintains a property and business interruption insurance policy that provided substantial coverage for the losses arising from this incident, less the first $5,000 representing the Company’s deductible per the policy.

For the fiscal year ended July 31, 2011, the Company received $10,203 of insurance proceeds which included $6,315 for business interruption. Recognized insurance recoveries for the fiscal year ended July 31, 2011 of $10,437 included the $10,203 of insurance proceeds along with $234 of insurance recoveries deferred from fiscal 2010. For the fiscal year ended July 31, 2010, the Company received $13,313 of insurance proceeds. Of these proceeds, $13,079 represented insurance recoveries, net of the deductible and $234 represented advances recorded as deferred revenue in other liabilities. For the years ended July 31, 2011 and 2010, a gain on involuntary conversion of $9,417 and $7,593, respectively, was reported in the Company’s Consolidated Statements of Income and Comprehensive Income as follows:

	Year Ended July 31, 2011	Year Ended July 31, 2010	Cumulative Total Since Fire
Insurance recoveries recognized	$10,437	$18,079	$28,516
Deductible	–	(5,000)	(5,000)
Work in process and raw material destroyed	–	(4,305)	(4,305)
Property and equipment destroyed	(165)	(578)	(743)
Clean-up and other costs	(855)	(603)	(1,458)

Gain on involuntary conversion	$9,417	$7,593	$17,010

The costs incurred to date of reconstructing the Facility and replacing inventory have been accounted for in the normal course of business. The costs incurred to reconstruct the Facility totaled $6,943 ($5,460 was incurred in fiscal year 2011, with the difference having been incurred in fiscal year 2010). The Facility was substantially completed and operational as of September 28, 2010.

No related costs or additional insurance proceeds have been recognized in fiscal 2012.

18.  SUBSEQUENT EVENT

On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of approximately $3,900, subject to adjustment. The acquisition is subject to certain pre-closing conditions and is expected to close by September 30, 2012. The Company purchased the assets to expand the market share of its bus business and absorb the Company’s fixed overhead costs across a larger revenue base.

***********

