Form 10-Q
period 2012-10-31
THOR INDUSTRIES INC
filed 2012-11-26
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2012.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                    No     ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2012
Common stock, par value
$ .10 per share	52,964,049 shares

PART I -  FINANCIAL INFORMATION

Unless otherwise indicated, amounts in thousands except share and per share data.

ITEM 1.     FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS Current assets:	October 31, 2012	July 31, 2012
Cash and cash equivalents	$214,498	$218,642
Accounts receivable:
Trade, less allowance for doubtful accounts of $522 at 10/31/12 and $527 at 7/31/12	206,321	221,655
Other	9,447	10,430
Inventories	225,820	186,083
Notes receivable	1,000	1,000
Prepaid expenses and other	7,837	6,179
Deferred income taxes	42,274	40,897

Total current assets	707,197	684,886

Property, plant and equipment:
Land	23,999	23,704
Buildings and improvements	169,752	166,868
Machinery and equipment	87,362	84,863

Total cost	281,113	275,435
Less accumulated depreciation	114,466	111,041

Net property, plant and equipment	166,647	164,394

Other assets:
Goodwill	245,977	245,209
Amortizable intangible assets	113,360	114,227
Long-term notes receivable	22,160	22,160
Other	12,212	12,178

Total other assets	393,709	393,774

TOTAL ASSETS	$1,267,553	$1,243,054

See Notes to the Condensed Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:	October 31, 2012	July 31, 2012
Accounts payable	$143,958	$143,139
Accrued liabilities:
Compensation and related items	38,800	41,295
Product warranties	77,963	73,280
Income and other taxes	10,624	16,129
Promotions and rebates	15,348	11,053
Product/property liability and related liabilities	11,236	11,044
Other	13,912	15,150

Total current liabilities	311,841	311,090

Unrecognized income tax benefits	45,517	44,516
Deferred income taxes, net	20,127	20,934
Other long-term liabilities	16,452	15,687

Total long-term liabilities	82,096	81,137

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 61,821,388 shares at 10/31/12 and 61,777,849 at 7/31/12	6,180	6,178
Additional paid-in capital	193,573	192,248
Retained earnings	940,026	918,565
Accumulated other comprehensive loss – unrealized loss on available-for-sale investments	(59)	(60)
Less treasury shares of 8,857,339 at 10/31/12 and at 7/31/12, at cost	(266,104)	(266,104)

Total stockholders’ equity	873,616	850,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,267,553	$1,243,054

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended October 31,
	2012	2011
Net sales	$875,612	$673,000
Cost of products sold	775,020	598,022

Gross profit	100,592	74,978
Selling, general and administrative expenses	51,465	38,460
Amortization of intangible assets	2,768	2,847
Interest income	779	1,069
Interest expense	80	143
Other income, net	553	51

Income before income taxes	47,611	34,648
Income taxes	16,623	12,290

Net income	$30,988	$22,358

Weighted average common shares outstanding:
Basic	52,928,467	54,992,184
Diluted	53,035,582	55,014,007

Earnings per common share:
Basic	$0.59	$0.41
Diluted	$0.58	$0.41

Regular dividends declared and paid per common share	$0.18	$0.15

Net income	$30,988	$22,358
Unrealized appreciation (depreciation) on investments, net of tax effects of $1 and $18	1	(31)

Comprehensive income	$30,989	$22,327

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$30,988	$22,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,444	3,514
Amortization of intangibles	2,768	2,847
Deferred income tax provision (benefit)	(2,185)	444
Loss on disposition of property, plant and equipment	–	2
Stock-based compensation	669	161
Excess tax benefits from stock-based awards	(60)	–
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	16,317	4,245
Inventories	(38,822)	1,373
Notes receivable	–	26
Prepaid expenses and other	(1,690)	(3,251)
Accounts payable	1,346	(2,437)
Accrued liabilities	(102)	(7,870)
Other liabilities	1,766	929

Net cash provided by operating activities	14,439	22,341

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,893)	(2,041)
Acquisitions	(3,914)	(170)
Other	–	200

Net cash used in investing activities	(9,807)	(2,011)

Cash flows from financing activities:
Cash dividends	(9,527)	(8,227)
Purchases of treasury stock	–	(20,000)
Excess tax benefits from stock-based awards	60	–
Proceeds from issuance of common stock	691	–

Net cash used in financing activities	(8,776)	(28,227)

Net decrease in cash and equivalents	(4,144)	(7,897)
Cash and cash equivalents, beginning of period	218,642	215,435

Cash and cash equivalents, end of period	$214,498	$207,538

Supplemental cash flow information:
Income taxes paid	$25,250	$23,217
Interest paid	$80	$143

Non-cash transactions:
Capital expenditures in accounts payable	$325	$144

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Operations and Accounting Policies

Nature of Operations - Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (the “Company”), manufactures a wide range of recreation vehicles (“RVs”) and small and mid-size buses at various manufacturing facilities across the United States. These products are sold to independent dealers and municipalities primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core business activities are comprised of three distinct operations, which include the design, manufacture and sale of towable recreation vehicles, motorized recreation vehicles and buses. Accordingly, the Company has presented segment financial information for these three segments in Note 3 to the Condensed Consolidated Financial Statements.

The July 31, 2012 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Due to seasonality within the recreation vehicle industry, the results of operations for the three months ended October 31, 2012 are not necessarily indicative of the results for the full year.

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

Accounting Pronouncements - In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in fiscal 2013 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Acquisition of Bus Business - On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The acquisition was subject to certain pre-closing conditions and closed on October 3, 2012. The fair value of the net assets acquired included inventory of $915, property and equipment of $331, goodwill of $768 and amortizable intangible assets consisting of trademarks of $1,000 and dealer network of $900. The Company purchased the Krystal bus operation assets to expand its bus business and absorb the Company’s fixed overhead costs across a larger revenue base. The Krystal bus operation assets will be utilized at the ElDorado Kansas facility to produce buses under the Krystal name.

2.	Earnings Per Common Share

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Weighted average common shares outstanding for basic earnings per share	52,928,467	54,992,184
Stock options and unvested restricted stock and restricted stock units	107,115	21,823

Weighted average common shares outstanding for diluted earnings per share	53,035,582	55,014,007

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At October 31, 2012 and 2011, the Company had 280,681 and 778,725, respectively, of antidilutive stock options and unvested restricted stock units outstanding which were excluded from this calculation.

3.	Segment Information

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

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Net Sales:
Recreation vehicles:
Towables	$639,182	$499,104
Motorized	122,242	62,556

Total recreation vehicles	761,424	561,660
Buses	114,188	111,340

Total	$875,612	$673,000

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$42,710	$32,591
Motorized	8,438	1,293

Total recreation vehicles	51,148	33,884
Buses	3,691	5,266
Corporate	(7,228)	(4,502)

Total	$47,611	$34,648

	October 31, 2012	July 31, 2012
Identifiable Assets:
Recreation vehicles:
Towables	$738,026	$734,439
Motorized	92,511	82,904

Total recreation vehicles	830,537	817,343
Buses	151,099	143,324
Corporate	285,917	282,387

Total	$1,267,553	$1,243,054

4.	Inventories

Major classifications of inventories are:

	October 31, 2012	July 31, 2012
Raw materials	$119,516	$104,446
Chassis	45,640	39,044
Work in process	70,252	59,803
Finished goods	24,192	16,570

Total	259,600	219,863
Excess of FIFO costs over LIFO costs	(33,780)	(33,780)

Total inventories	$225,820	$186,083

Of the $259,600 and $219,863 of inventory at October 31, 2012 and July 31, 2012, all but $42,727 and $36,887, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $42,727 and $36,887 of inventory were valued on a first-in, first-out method.

5.	Goodwill and Other Intangible Assets

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life in Years	October 31, 2012		July 31, 2012
			Accumulated		Accumulated
		Cost	Amortization	Cost	Amortization
Dealer networks	10	$73,130	$15,132	$72,230	$13,343
Non-compete agreements	3	4,250	1,819	6,321	3,678
Trademarks	22	37,774	2,906	36,775	2,522
Design technology and other intangibles	12	21,300	3,237	21,300	2,856

Total amortizable intangible assets		$136,454	$23,094	$136,626	$22,399

Dealer networks are primarily being amortized on an accelerated cash flow basis. Trademarks, non-compete agreements and design technology and other intangibles are amortized on a straight-line basis.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2013	$11,075
For the fiscal year ending July 31, 2014	$10,833
For the fiscal year ending July 31, 2015	$10,474
For the fiscal year ending July 31, 2016	$9,419
For the fiscal year ending July 31, 2017	$9,032
For the fiscal year ending July 31, 2018 and thereafter	$65,295

The change in carrying value in goodwill from July 31, 2012 to October 31, 2012 is as follows:

Goodwill
Balance at July 31, 2012	$245,209
Acquisition of bus business	768

Balance at October 31, 2012	$245,977

All but $7,874 (bus reportable segment) of the goodwill resides in the towable recreation vehicles segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are the same as its operating segments, which are identified in Note 3 to the Condensed Consolidated Financial Statements. Our assessment of whether any triggering events occurred during the first quarter ended October 31, 2012, for which we should further analyze whether an impairment exists through that date, did not result in the identification of such a triggering event.

6.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 16% of the Company’s consolidated recreation vehicle net sales for the three months ended October 31, 2012 and 14% of its consolidated net sales for the three months ended October 31, 2012. This dealer also accounted for 15% of the Company’s consolidated trade accounts receivable at October 31, 2012 and 20% at July 31, 2012. The loss of this dealer could have a significant effect on the Company’s business. One dealer accounted for 13% of the Company’s bus net sales for the three months ended October 31, 2012. The loss of this dealer could have a significant effect on the Company’s bus business.

7.	Loan Transactions and Related Notes Receivable

On January 15, 2009, the Company entered into a Credit Agreement (the “First Credit Agreement”) with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and together with each of the foregoing persons, the “Borrowers”), pursuant to which the Company loaned $10,000 to the Borrowers (the “First Loan”). The Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), the parent company of FreedomRoads, the Company’s largest dealer. Pursuant to the terms of the First Credit Agreement, the Borrowers agreed to use the proceeds of the First Loan solely to make an equity contribution to FreedomRoads Holding to enable FreedomRoads Holding or its subsidiaries to repay its principal obligations under floor plan financing arrangements with third parties in respect of products of the Company and its subsidiaries.

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

The maturity date of the Third Loan is December 22, 2014. The principal amount of the Third Loan is payable on the following dates in the following amounts: December 31, 2011 - $500; December 31, 2012 - $1,000; December 31, 2013 - $1,100 and December 22, 2014 - $7,400. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in-kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date. The Third Loan Borrowers opted to pay the interest due at each quarter end from March 31, 2010 to September 30, 2011 in-kind and it was capitalized as part of the long-term note receivable. All payments of principal and interest due to date have been paid in full.

The First Credit Agreement, the Second Credit Agreement and the Third Credit Agreement each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type. As required by the credit agreements, the Company receives on a quarterly basis financial information from the Borrowers and the Third Loan Borrowers and from the companies in which the Borrowers and the Third Loan Borrowers have significant ownership interests, including FreedomRoads Holding. This financial information is reviewed and evaluated as to any changes in the overall credit quality of the Borrowers and the Third Loan Borrowers. Based on the current credit review, the Company does not consider the receivables impaired or requiring an allowance for credit losses.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The only Company assets or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) - measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $1,407 and $1,405 and deferred compensation plan asset balances of $9,380 and $8,970 were recorded as of October 31, 2012 and July 31, 2012, respectively, as components of Other Assets in the Condensed Consolidated Balance Sheets. An equal and offsetting accrued liability was also recorded in regards to the deferred compensation plan as a component of Other Accrued Liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both reflected in income.

The ARS underlying assets are primarily student loans which are substantially backed by the federal government. While the ARSs are subject to periodic settlements via open auctions, the Company may need to wait until the final maturity of the underlying loans to realize the full value of the ARS.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at July 31, 2012	$1,405
Net change in other comprehensive income	2

Balance at October 31, 2012	$1,407

9.	Product Warranties

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

Changes in our product warranty reserves are as follows:

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Beginning balance	$73,280	$66,054
Provision	24,453	17,072
Payments	(19,770)	(16,804)

Ending balance	$77,963	$66,322

10.	Provision for Income Taxes

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

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three month period ended October 31, 2012, the Company released $247 of gross uncertain tax benefit reserves and related interest recorded at July 31, 2012 as a result of statute of limitation expirations. The Company accrued $362 in interest and penalties during the three month period ended October 31, 2012 related to the remaining uncertain tax benefits recorded at July 31, 2012.

Generally, fiscal years 2009, 2010 and 2011 remain open for federal, state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2008. The Company is currently being audited by the state of California for tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has fully reserved for its exposure to additional payments for uncertain tax positions related to its California and Indiana income tax returns in its liability for unrecognized tax benefits.

The overall effective income tax rate for the three months ended October 31, 2012 was 34.9% compared with 35.5% for the three months ended October 31, 2011. The primary reason for the decrease in the overall effective income tax rate from October 31, 2011 to October 31, 2012 was due to the release of uncertain tax benefit reserves discussed above.

The Company anticipates a decrease of $3,641 in unrecognized tax benefits and $901 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be successfully finalized in the next 12 months. If these settlements are successfully finalized within the next 12 months, the gross unrecognized tax benefits may decrease between approximately $3,200 and $12,900 and related accrued interest and penalties may decrease between approximately $1,800 and $5,800. It is reasonably possible that some of these settlements will result in cash payments being made by the Company to various taxing authorities. Actual results may differ materially from these estimates.

11.	Contingent Liabilities and Commitments

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company also provides limited dealer inventory financing guarantees to certain of its dealers.

The Company’s principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at October 31, 2012 are summarized in the following chart:

Commitment	Total Amount Committed	Term of Commitments
Guarantee on dealer inventory financing	$900	Various
Standby repurchase obligations on dealer inventory financing	$963,211	Up to eighteen months

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

This deferred amount is included in our repurchase and guarantee reserve balances of $3,459 and $3,150 as of October 31, 2012 and July 31, 2012, respectively, which are included in Other Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves do not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements in the periods noted. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Cost of units repurchased	$602	$1,700
Realization of units resold	505	1,527

Losses due to repurchase	$97	$173

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis are not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At October 31, 2012, vendor supplied chassis on hand accounted for as consigned, unrecorded inventory was $16,731. In addition to this consigned inventory, at October 31, 2012, an additional $10,021 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

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

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally alleged that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs alleged various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) had the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings in a proceeding known as multidistrict litigation (“MDL”). The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases have been administered as a mass joinder of claims (the “MDL proceeding”).

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

On June 1, 2012, the Company paid $4,700 into the Registry of the United States District of Louisiana. This payment represents full payment of the Company and its subsidiaries’ obligation under the Stipulation of Settlement.

On September 27, 2012, after counsel for the plaintiffs produced the list of members of the class who requested exclusion from the proposed settlement, the MDL Court conducted a Fairness Hearing during which final approval of the proposed settlement was evaluated. On that same date, the Court approved the settlement and entered a final, appealable order dismissing all of the claims pending in the MDL litigation. Because no plaintiffs with claims against the Company or any of its subsidiaries opted out of the settlement, this order, assuming no appeal is taken, effectively ends the litigation against the Company and its subsidiaries.

12.	Stockholders’ Equity

Treasury Stock

The Company entered into a repurchase agreement, dated as of August 12, 2011 (the “August 2011 Repurchase Agreement”), to purchase shares of its common stock from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. Pursuant to the terms of the August 2011 Repurchase Agreement, on August 15, 2011, the Company purchased from the Estate 1,000,000 shares of its common stock at a price of $20.00 per share, and held them as treasury stock, representing an aggregate purchase price of $20,000. The closing price of Thor common stock on August 12, 2011 was $20.62. The Estate held shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. At the time of the repurchase transaction, Alan Siegel, a member of the board of directors of the Company (the “Board”), served as a co-executor of the Estate. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Estate. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

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

Stock-Based Compensation

In the first quarter of fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to Board members and certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 based on fiscal year 2012 performance. In addition, the Committee approved certain awards related to fiscal year 2013 performance. The restricted stock units will vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. Total non-cash compensation expense recognized in the quarter ended October 31, 2012 related to these items was not material.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2012	$918,565
Net income	30,988
Dividends paid	(9,527)

Balance as of October 31, 2012	$940,026

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 38% for the calendar year to date period ended September 30, 2012. In the motorized segment of the RV industry, we have a U.S. market share of approximately 20% for the calendar year to date period ended September 30, 2012. Our U.S. and Canada market share in small and mid-size buses is approximately 35% for the calendar year to date period ended June 30, 2012. We also manufacture and sell 40-foot buses at our facility in Southern California and manufacture and sell ambulances at our Goshen Coach facility in Elkhart, Indiana.

Our business model includes decentralized operating units and we compensate operating management primarily with a combination of cash and restricted stock units, based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not finance dealers directly, but do provide repurchase agreements to the dealers’ floor plan lenders.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving efficiencies of our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $5,893 for the three months ended October 31, 2012 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

Recent Events

On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The acquisition was subject to certain pre-closing conditions and closed on October 3, 2012. The Company purchased the assets to expand its bus business and absorb the Company’s fixed overhead costs across a larger revenue base. In addition, Krystal’s product lines are more focused on the luxury bus market which is complementary to our existing product offerings.

During fiscal 2012, the Company purchased a combined total of 3,000,000 shares of the Company’s common stock and held them as treasury stock at a total cost of $77,000. Of the 3,000,000 shares, 2,000,000 were repurchased from the Estate of Wade F.B. Thompson (the “Estate”) in two separate private transactions at a total cost of $48,500. Both of these transactions were evaluated and approved by members of our board of directors who are not affiliated with the Estate. In a third separate private transaction, the Company repurchased 1,000,000 shares from Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. at a total cost of $28,500. The Company used available cash to purchase all of these shares, which collectively represented 5.4% of the Company’s issued and outstanding common stock prior to the repurchases. Each of these transactions is more fully discussed in Note 12 to the Condensed Consolidated Financial Statements.

Industry Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”) which is typically issued on a one month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we also monitor monthly retail sales trends as reported by Statistical Surveys, Inc. (“Stat Surveys”). Stat Surveys data is typically issued on a month and a half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

Calendar year 2010 RV wholesale shipments of travel trailers, fifth wheels and motorized RVs increased from the prior year by 48.1% primarily due to RV dealers’ restocking of depleted lot inventories, improved floor plan financing availability to RV dealers and improved retail sales to consumers. Calendar year 2011 wholesale shipments slowed to a year over year increase of 5.9% as a result of the restocking that was completed in calendar year 2010, coupled with continuing lower consumer confidence and uncertain economic conditions. Calendar year 2012 wholesale shipments of travel trailers, fifth wheels and motorized RVs have posted an 11.5% gain through September 30, 2012 compared to the same period of 2011 according to RVIA, with travel trailers and fifth wheels posting a gain of 12.2% and motorized RVs posting a gain of 6.1%.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers optimistic yet cautious given continuing economic uncertainties. Thor’s RV backlog as of October 31, 2012 increased 73% to $516,657 from $299,472 as of October 31, 2011.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA (using the most current information available) are as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year to Date through September 30,			%
	2012	2011	Increase	Change
Towables Units (1)	188,098	167,666	20,432	12.2
Motorized Units	21,254	20,023	1,231	6.1

Total	209,352	187,689	21,663	11.5

(1) Excluding Folding Camp Trailers and Truck Campers, which the Company does not manufacture.

According to the RVIA, calendar year 2012 wholesale shipments for all RV categories are forecast to total 273,600 units, an 8.4% increase over calendar year 2011, with most of the 2012 growth expected in travel trailers and fifth wheels. Travel trailers and fifth wheels are expected to account for 85% of all RV shipments in 2012, a record percentage. The outlook for calendar year 2012 growth in RV sales is based on slow but consistent income growth and improving unemployment during the remainder of 2012. RVIA has also forecasted that calendar year 2013 shipments will total 275,300 units, approximately 1% higher than the expected calendar year 2012 wholesale shipments.

Industry Retail Statistics

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward. We also believe that current levels of heightened discounting will continue in the near term due to current economic conditions and competitive pressures.

Key retail statistics for the RV industry, as reported by Stat Surveys (using the most current information available) are as follows:

	U.S. and Canada Retail Registrations
	Calendar Year to Date through August 31,			%
	2012	2011	Increase	Change
Towables Units (1)	165,255	153,879	11,376	7.4
Motorized Units	18,342	17,380	962	5.5

Total	183,597	171,259	12,338	7.2

(1) Excluding Camping Trailers and Truck Campers, which the Company does not manufacture.

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale and Retail Statistics

The Company’s wholesale RV shipments (using data to correspond to the industry periods denoted above) were as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year to Date through September 30,			%
	2012	2011	Increase	Change
Towables Units	73,926	66,754	7,172	10.7
Motorized Units	4,453	3,968	485	12.2

Total	78,379	70,722	7,657	10.8

Retail statistics of the Company’s RV products, as reported by Stat Surveys (using data to correspond to the industry periods denoted above), were as follows:

	U.S. and Canada Retail Registrations
	Calendar Year to Date through August 31,			%
	2012	2011	Increase	Change
Towables Units	62,567	58,452	4,115	7.0
Motorized Units	3,770	3,529	241	6.8

Total	66,337	61,981	4,356	7.0

Our outlook for future retail sales is tempered by the continuing uncertain economic conditions faced by consumers related to fuel prices, the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, credit availability, the pace of recovery in the housing market and the likelihood of rising taxes, all of which could negatively impact the pace of RV sales. However, if consumer confidence improves, retail and wholesale credit remains available, interest rates remain low and economic uncertainties begin to dissipate, we would expect to see an incremental improvement in RV sales and expect to benefit from our ability to increase production. In recent years, the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010 according to the RVIA.

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. Although calendar year 2012 raw material prices began the year lower than the same period in 2011 for most commodities, we have recently incurred increased costs in certain raw materials and components (wood and lumber products) and any future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to customers.

Government entities are the primary purchasers or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators, nursing and retirement homes and church organizations are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have useful lives of 5-7 years and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses increased 7.9% for the six months ended June 30, 2012 compared with the same period in 2011.While municipal budgets have been reduced and transit agencies’ operating costs have increased, we have recently started to see public agencies and private operators begin the process to replace their fleets. As of October 31, 2012, our buses reportable segment backlog decreased slightly to $203,532 as compared to $210,245 as of October 31, 2011, a decrease of 3%. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers and the introduction of new bus products, including our new Krystal units later in fiscal 2013.

To date, we have not experienced any unusual cost increases from our chassis suppliers. The supply of chassis, used in both motorized RV and bus production, is currently adequate for current production levels. While we did not experience any significant chassis shortages in the current period, future chassis supply is dependent upon many factors. The recreation vehicle and bus industries have, from time to time, experienced shortages of chassis due to various causes such as component shortages at, or production delays or work stoppages at, the chassis manufacturers. If the future availability of chassis from our chassis suppliers is constrained, this could result in a decrease in our sales and earnings.

Three Months Ended October 31, 2012 vs. Three Months Ended October 31, 2011

	Three Months Ended October 31, 2012		Three Months Ended October 31, 2011		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$639,182		$499,104		$140,078	28.1
Motorized	122,242		62,556		59,686	95.4

Total Recreation Vehicles	761,424		561,660		199,764	35.6
Buses	114,188		111,340		2,848	2.6

Total	$875,612		$673,000		$202,612	30.1

# OF UNITS:
Recreation Vehicles
Towables	24,226		19,060		5,166	27.1
Motorized	1,433		804		629	78.2

Total Recreation Vehicles	25,659		19,864		5,795	29.2
Buses	1,748		1,687		61	3.6

Total	27,407		21,551		5,856	27.2

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$77,095	12.1	$59,898	12.0	$17,197	28.7
Motorized	15,208	12.4	4,898	7.8	10,310	210.5

Total Recreation Vehicles	92,303	12.1	64,796	11.5	27,507	42.5
Buses	8,289	7.3	10,182	9.1	(1,893)	(18.6)

Total	$100,592	11.5	$74,978	11.1	$25,614	34.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$31,817	5.0	$24,655	4.9	$7,162	29.0
Motorized	6,770	5.5	3,603	5.8	3,167	87.9

Total Recreation Vehicles	38,587	5.1	28,258	5.0	10,329	36.6
Buses	4,515	4.0	4,701	4.2	(186)	(4.0)
Corporate	8,363	–	5,501	–	2,862	52.0

Total	$51,465	5.9	$38,460	5.7	$13,005	33.8

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$42,710	6.7	$32,591	6.5	$10,119	31.0
Motorized	8,438	6.9	1,293	2.1	7,145	552.6

Total Recreation Vehicles	51,148	6.7	33,884	6.0	17,264	51.0
Buses	3,691	3.2	5,266	4.7	(1,575)	(29.9)
Corporate	(7,228)	–	(4,502)	–	(2,726)	(60.6)

Total	$47,611	5.4	$34,648	5.1	$12,963	37.4

ORDER BACKLOG:	As of October 31, 2012	As of October 31, 2011	Change Amount	% Change
Recreation Vehicles
Towables	$369,923	$256,889	$113,034	44.0
Motorized	146,734	42,583	104,151	244.6

Total Recreation Vehicles	516,657	299,472	217,185	72.5
Buses	203,532	210,245	(6,713)	(3.2)

Total	$720,189	$509,717	$210,472	41.3

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2012 increased $202,612, or 30.1%, compared to the three months ended October 31, 2011. Consolidated gross profit increased $25,614, or 34.2%, compared to the three months ended October 31, 2011. Consolidated gross profit was 11.5% of consolidated net sales for the three months ended October 31, 2012 compared to 11.1% of consolidated net sales for the three months ended October 31, 2011. Selling, general and administrative expenses for the three months ended October 31, 2012 increased 33.8% compared to the three months ended October 31, 2011. Income before income taxes for the three months ended October 31, 2012 was $47,611 as compared to the three months ended October 31, 2011 of $34,648, an increase of 37.4%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $2,862 to $8,363 for the three months ended October 31, 2012 compared to $5,501 for the three months ended October 31, 2011. The increase is primarily attributable to an increase of $979 in bonus expenses due to the increase in consolidated income before income taxes and certain management changes. Other compensation costs and stock-based compensation expenses also increased $933 and $508, respectively, primarily due to one-time separation costs of $850 and $256. Deferred compensation plan expense also increased $478. These increases were partially offset by a decrease of $387 in legal fees.

Corporate interest income and other income and expense was $1,135 for the three months ended October 31, 2012, compared to $999 for the three months ended October 31, 2011. The $136 increase is primarily due to an increase of $415 in other income, principally due to market value appreciation on the Company’s deferred compensation plan assets of $215 in the current year as compared with market value depreciation of $263 in the prior year. This increase was partially offset by a decrease in overall interest income of $279, primarily due to reduced interest income on our notes receivable due to lower note balances.

The overall effective income tax rate for the three months ended October 31, 2012 was 34.9% compared with 35.5% for the three months ended October 31, 2011. The primary reason for the decrease in the overall effective income tax rate from October 31, 2011 to October 31, 2012 was due to the release of certain uncertain tax benefit reserves due to the expiration of related statutes of limitations.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the three months ended October 31, 2012 vs. the three months ended October 31, 2011:

	Three Months Ended October 31, 2012	% of Segment Net Sales	Three Months Ended October 31, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$302,380	47.3	$222,748	44.6	$79,632	35.7
Fifth Wheels	331,327	51.8	271,550	54.4	59,777	22.0
Other	5,475	0.9	4,806	1.0	669	13.9

Total Towables	$639,182	100.0	$499,104	100.0	$140,078	28.1

	Three Months Ended October 31, 2012	% of Segment Shipments	Three Months Ended October 31, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	15,556	64.2	11,435	60.0	4,121	36.0
Fifth Wheels	8,509	35.1	7,481	39.2	1,028	13.7
Other	161	0.7	144	0.8	17	11.8

Total Towables	24,226	100.0	19,060	100.0	5,166	27.1

Impact of Change in Price on Net Sales:

% Increase/(Decrease)
Towables
Travel Trailers	(0.3)
Fifth Wheels	8.3
Other	2.1
Total Towables	1.0

The increase in total towables net sales of 28.1% compared to the prior year quarter resulted from a 27.1% increase in unit shipments and a 1.0% overall increase in the impact of the change in the net price per unit.

The slight decrease in the net price per unit within the travel trailer product lines is primarily due to changes in product mix as well as increased discounting, which effectively reduces the net price per unit. The increase in the net price per unit within the fifth wheel product lines is due to customer preference toward units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2012. Average fifth wheel selling prices have also increased due to the higher concentration of sales of luxury product lines and certain upscale toy hauler lines compared to the prior year. Selective price increases were also implemented since the comparable prior year period. These increases were partially offset by increased discounting. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the three months ended September 30, 2012 was 19.4% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $122,881 to $562,087, or 87.9% of towable net sales, for the three months ended October 31, 2012 compared to $439,206, or 88.0% of towable net sales, for the three months ended October 31, 2011. The change in material, labor, freight-out and warranty comprised $116,524 of the $122,881 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales was 82.6% for the three months ended October 31, 2012, comparable to the 82.4% for the three months ended October 31, 2011. Total manufacturing overhead increased $6,357 with the increase in sales, but total manufacturing overhead as a percentage of towable net sales decreased from 5.6% to 5.4% compared to the prior year period as the increase in production resulted in increased absorption of fixed overhead costs.

Towable gross profit increased $17,197 to $77,095, or 12.1% of towable net sales, for the three months ended October 31, 2012 compared to $59,898, or 12.0% of towable net sales, for the three months ended October 31, 2011. The increase was primarily due to the increases in net sales as discussed above.

Selling, general and administrative expenses were $31,817, or 5.0% of towable net sales, for the three months ended October 31, 2012 compared to $24,655, or 4.9% of towable net sales, for the three months ended October 31, 2011. The primary reason for the $7,162 increase was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $4,676. Sales related travel, advertising, and promotional costs also increased $814 in correlation with the increase in sales. Legal and professional fees and related settlement costs also increased $1,205 in total.

Towable income before income taxes increased to 6.7% of towable net sales for the three months ended October 31, 2012 from 6.5% of towable net sales for the three months ended October 31, 2011. The primary factor for this increase in percentage was the impact of the increase in net sales noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the three months ended October 31, 2012 vs. the three months ended October 31, 2011:

	Three Months Ended October 31, 2012	% of Segment Net Sales	Three Months Ended October 31, 2011	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$83,069	68.0	$43,295	69.2	$39,774	91.9
Class C	27,243	22.3	12,402	19.8	14,841	119.7
Class B	11,930	9.7	6,859	11.0	5,071	73.9

Total Motorized	$122,242	100.0	$62,556	100.0	$59,686	95.4

	Three Months Ended October 31, 2012	% of Segment Shipments	Three Months Ended October 31, 2011	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	837	58.4	509	63.3	328	64.4
Class C	482	33.6	223	27.7	259	116.1
Class B	114	8.0	72	9.0	42	58.3

Total Motorized	1,433	100.0	804	100.0	629	78.2

Impact of Change in Price on Net Sales:

% Increase
Motorized
Class A	27.5
Class C	3.6
Class B	15.6
Total Motorized	17.2

The increase in total motorized net sales of 95.4% compared to the prior year quarter resulted from a 78.2% increase in unit shipments and a 17.2% overall increase in the impact of the change in the net price per unit resulting primarily from mix of product. The overall market increase in wholesale unit shipments of motorhomes was 28.3% for the three months ended September 30, 2012 compared to the same period last year according to statistics published by RVIA.

The increase in the net price per unit within the Class A product line is primarily due to increased sales of the generally larger and more expensive diesel units as compared to the more moderately priced gas units compared to a year ago. The slight increase in the net price per unit within the Class C product line is due to product mix. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold increased $49,376 to $107,034, or 87.6% of motorized net sales, for the three months ended October 31, 2012 compared to $57,658, or 92.2% of motorized net sales, for the three months ended October 31, 2011. The change in material, labor, freight-out and warranty comprised $48,624 of the $49,376 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 83.5% compared to 85.4% for the prior year period. This decrease as a percentage of motorized net sales is primarily due to a decrease in the material cost percentage to net sales. Total manufacturing overhead increased $752 with the increase in sales volume, but total manufacturing overhead as a percentage of motorized net sales decreased to 4.1% from 6.8% as the increase in unit production resulted in higher absorption of fixed overhead costs compared to the prior year period.

Motorized gross profit increased $10,310 to $15,208, or 12.4% of motorized net sales, for the three months ended October 31, 2012 compared to $4,898, or 7.8% of motorized net sales, for the three months ended October 31, 2011. The increase in gross profit was due primarily to the impact of the 78.2% increase in unit sales volume noted above.

Selling, general and administrative expenses were $6,770, or 5.5% of motorized net sales, for the three months ended October 31, 2012 compared to $3,603, or 5.8% of motorized net sales, for the three months ended October 31, 2011. The primary reason for the $3,167 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,688. Product liability and settlement related costs also increased $372.

Motorized income before income taxes was 6.9% of motorized net sales for the three months ended October 31, 2012 and 2.1% of motorized net sales for the three months ended October 31, 2011. The primary reason for this increase in percentage was the impact of the increase in net sales.

BUSES

Analysis of change in net sales for the three months ended October 31, 2012 vs. the three months ended October 31, 2011:

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Change Amount	% Change

Net Sales	$114,188	$111,340	$2,848	2.6
# of Units	1,748	1,687	61	3.6
Impact of Change in Price on Net Sales:				(1.0)

The increase in buses net sales of 2.6% compared to the prior year quarter resulted from a 3.6% increase in unit shipments and 1.0% decrease in the impact of the change in the net price per unit.

The 1.0% decrease in the impact of the change in the net price per unit is primarily due to a greater concentration of smaller, more moderately priced units in the current year period. In addition, the current competitive environment in the bus industry has resulted in increased discounting, which effectively lowers unit sales prices.

Cost of products sold increased $4,741 to $105,899, or 92.7% of buses net sales, for the three months ended October 31, 2012 compared to $101,158 or 90.9% of buses net sales, for the three months ended October 31, 2011. The increase in material, labor, freight-out and warranty represents $4,788 of the $4,741 increase in cost of products sold. Material, labor, freight-out and warranty as a percentage of buses net sales increased to 85.2% from 83.1% compared to the prior year period. This increase in percentage of cost of products sold was primarily due to lower margin product mix as compared to the prior year period. Total manufacturing overhead decreased $47 and manufacturing overhead decreased to 7.5% from 7.8% as a percentage of buses net sales.

Buses gross profit decreased $1,893 to $8,289, or 7.3% of buses net sales, for the three months ended October 31, 2012 compared to $10,182, or 9.1% of buses net sales, for the three months ended October 31, 2011. The decrease was mainly due to lower margin product mix and increased discounting in the current period as noted above.

Selling, general and administrative expenses were $4,515, or 4.0% of buses net sales, for the three months ended October 31, 2012 compared to $4,701, or 4.2% of buses net sales, for the three months ended October 31, 2011.

Buses income before income taxes was 3.2% of buses net sales for the three months ended October 31, 2012 compared to 4.7% of buses net sales for the three months ended October 31, 2011. This decrease in percentage is primarily due to the higher concentration of lower priced, lower margin product sales in the current year and increased discounting.

Financial Condition and Liquidity

As of October 31, 2012, we had $214,498 in cash and cash equivalents compared to $218,642 on July 31, 2012. The decrease is primarily attributable to cash provided by operations of $14,439 for the three months ended October 31, 2012 less dividends paid of $9,527, $3,914 paid for the acquisition of the Krystal bus business and capital expenditures of $5,893.

Working capital at October 31, 2012 was $395,356 compared to $373,796 at July 31, 2012. Capital expenditures of $5,893 for the three months ended October 31, 2012 were made primarily for building improvements and to replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected future operational requirements. We rely on internally generated cash flows from operations to finance our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback.

The Company anticipates additional capital expenditures in fiscal 2013 of approximately $20,700. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

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

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2012 was $14,439 as compared to $22,341 for the three months ended October 31, 2011. The combination of net income and non-cash items (primarily depreciation, amortization and deferred income tax provision (benefit)) provided $35,624 of operating cash compared to $29,326 in the prior year period. However, the $35,624 provided in the three months ended October 31, 2012 was offset to a greater extent by an increase in inventories necessitated by the increase in backlog.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2012 was $9,807, primarily for capital expenditures of $5,893 and $3,914 for the acquisition of the Krystal bus business. During the three months ended October 31, 2011, net cash used in investing activities of $2,011 was primarily due to capital expenditures of $2,041.

Financing Activities

During the three months ended October 31, 2012, net cash used in financing activities of $8,776 was primarily for cash dividend payments of $9,527. Net cash used in financing activities of $28,227 for the three months ended October 31, 2011 was primarily related to the repurchase of a total of 1,000,000 shares of common stock of the Company for $20,000 and cash dividend payments of $8,227. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees. The Company considered the repurchases of shares to be a good use of its cash and does not believe future liquidity will be negatively impacted. See Note 12 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transactions. The Company also increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share in October 2012. In October 2011, the Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share.

Critical Accounting Principles

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgments, estimates, and complexity.

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

The Company currently has six individual reporting units that carry goodwill. One reporting unit carries 49% of our consolidated goodwill of $245,977 and a second reporting unit carries another 38% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 305% and 35%, respectively, as of our April 30, 2012 assessment. Our other reporting units’ fair values exceeded their respective carrying values by 15% - 309%. The reporting unit that had fair value exceeding carrying value by 15% carried approximately 3% of our consolidated goodwill.

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

Our assessment of whether any triggering events occurred during the first quarter ended October 31, 2012 for which we should further analyze whether an impairment exists through that date did not result in the identification of such a triggering event.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in fiscal 2013 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our Condensed Consolidated Balance Sheet which includes the assessment of the cumulative income over recent prior periods. As of October 31, 2012, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. The Company recognizes revenue on credit sales upon shipment and COD sales upon payment and delivery. Most sales are made to dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products and dealers are typically responsible for interest costs to floorplan lenders. Most of our sales to dealers are made on terms requiring cash on delivery or within 15 days of the invoice date.

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

Accounting Pronouncements

Reference is made to Note 1 to our Condensed Consolidated Financial Statements contained in this report for a summary of our pending or recently adopted accounting pronouncements, which summary is hereby incorporated by reference.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate increases, restrictive lending practices, recent management changes, the success of new product introductions, the pace of acquisitions, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2012. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosures.

During the three months ended October 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally alleged that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs alleged various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) had the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings in a proceeding known as multidistrict litigation (“MDL”). The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases have been administered as a mass joinder of claims (the “MDL proceeding”).

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

On June 1, 2012, the Company paid $4,700 into the Registry of the United States District of Louisiana. This payment represents full payment of the Company and its subsidiaries’ obligation under the Stipulation of Settlement.

On September 27, 2012, after counsel for the plaintiffs produced the list of members of the class who requested exclusion from the proposed settlement, the MDL Court conducted a Fairness Hearing during which final approval of the proposed settlement was evaluated. On that same date, the Court approved the settlement and entered a final, appealable order dismissing all of the claims pending in the MDL litigation. Because no plaintiffs with claims against the Company or any of its subsidiaries opted out of the settlement, this order, assuming no appeal is taken, effectively ends the litigation against the Company and its subsidiaries.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Letter of Understanding, dated August 17, 2012 and acknowledged August 20, 2012 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 21, 2012)

10.2	Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.3	Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.4	Separation and Release Agreement, dated October 25, 2012, by and between the Company and Christian G. Farman (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 29, 2012)

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC. (Registrant)

DATE: November 26, 2012	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board and Chief Executive Officer

DATE: November 26, 2012	/s/ Colleen A. Zuhl
Colleen A. Zuhl
Interim Chief Financial Officer