Form 10-Q
period 2013-01-31
THOR INDUSTRIES INC
filed 2013-03-07
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2013.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 2/28/2013
Common stock, par value
$ .10 per share	53,041,992 shares

PART  I -  FINANCIAL INFORMATION

Unless otherwise indicated, amounts in thousands except share and per share data.

ITEM 1.     FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS Current assets:	January 31, 2013	July 31, 2012
Cash and cash equivalents	$108,140	$218,642
Accounts receivable:
Trade, less allowance for doubtful accounts of $435 at 1/31/13 and $527 at 7/31/12	241,007	221,655
Other	9,308	10,430
Inventories	235,116	186,083
Notes receivable	6,426	1,000
Prepaid income taxes, expenses and other	15,283	6,179
Deferred income taxes	42,252	40,897
Total current assets	657,532	684,886

Property, plant and equipment:
Land	23,948	23,704
Buildings and improvements	172,785	166,868
Machinery and equipment	87,842	84,863

Total cost	284,575	275,435
Less accumulated depreciation	116,584	111,041

Net property, plant and equipment	167,991	164,394

Other assets:
Goodwill	250,472	245,209
Amortizable intangible assets	111,665	114,227
Long-term notes receivable	9,766	22,160
Other	11,568	12,178

Total other assets	383,471	393,774

TOTAL ASSETS	$1,208,994	$1,243,054

See Notes to the Condensed Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 31, 2013	July 31, 2012
Current liabilities:
Accounts payable	$165,084	$143,139
Accrued liabilities:
Compensation and related items	31,208	41,295
Product warranties	79,210	73,280
Income and other taxes	9,046	16,129
Promotions and rebates	13,505	11,053
Product/property liability and related liabilities	10,439	11,044
Other	15,829	15,150
Total current liabilities	324,321	311,090

Unrecognized income tax benefits	41,979	44,516
Deferred income taxes, net	22,093	20,934
Other long-term liabilities	16,689	15,687
Total long-term liabilities	80,761	81,137

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 61,899,331 shares at 1/31/13 and 61,777,849 at 7/31/12	6,190	6,178
Additional paid-in capital	193,014	192,248
Retained earnings	870,855	918,565
Accumulated other comprehensive loss – unrealized loss on available-for-sale investments	(43)	(60)
Less treasury shares of 8,857,339 at 1/31/13 and 7/31/12, at cost	(266,104)	(266,104)
Total stockholders’ equity	803,912	850,827
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,208,994	$1,243,054

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales	$741,600	$596,970	$1,617,212	$1,269,970
Cost of products sold	668,204	537,590	1,443,224	1,135,612

Gross profit	73,396	59,380	173,988	134,358
Selling, general and administrative expenses	46,187	36,245	97,652	74,705
Amortization of intangible assets	2,794	2,777	5,562	5,624
Interest income	735	991	1,514	2,060
Interest expense	87	127	167	270
Other income, net	468	274	1,021	325

Income before income taxes	25,531	21,496	73,142	56,144
Income taxes	5,635	7,816	22,258	20,106

Net income	$19,896	$13,680	$50,884	$36,038

Weighted average common shares outstanding:
Basic	53,002,106	54,587,293	52,965,286	54,789,738
Diluted	53,116,389	54,625,747	53,075,985	54,819,877

Earnings per common share:
Basic	$0.38	$0.25	$0.96	$0.66
Diluted	$0.37	$0.25	$0.96	$0.66

Regular dividends declared and paid per common share:	$0.18	$0.15	$0.36	$0.30
Special dividends declared and paid per common share:	$1.50	$–	$1.50	$–

Net income	$19,896	$13,680	$50,884	$36,038
Unrealized appreciation (depreciation) on investments, net of tax	16	16	17	(15)

Comprehensive income	$19,912	$13,696	$50,901	$36,023

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012 (UNAUDITED)

	Six Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net income	$50,884	$36,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,892	6,970
Amortization of intangibles	5,562	5,624
Deferred income tax provision (benefit)	(206)	1,221
(Gain) loss on disposition of property, plant and equipment	(12)	52
Stock-based compensation	1,312	323
Excess tax benefits from stock-based awards	(567)	(101)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(18,230)	(5,197)
Inventories	(47,314)	(7,727)
Notes receivable	–	1,062
Prepaid income taxes, expenses and other	(9,047)	(5,080)
Accounts payable	22,233	12,115
Accrued liabilities	(8,555)	(10,912)
Other liabilities	(1,619)	1,627

Net cash provided by operating activities	1,333	36,015

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,908)	(3,489)
Proceeds from dispositions of property, plant and equipment	188	11
Proceeds from notes receivable	7,000	500
Proceeds from dispositions of investments	400	400
Acquisitions	(10,718)	(170)
Other	148	600

Net cash used in investing activities	(12,890)	(2,148)

Cash flows from financing activities:
Regular cash dividends	(19,069)	(16,454)
Special cash dividends	(79,525)	–
Purchase of treasury stock	–	(77,000)
Shares repurchased related to cashless exercises of stock options	(2,009)	–
Excess tax benefits from stock-based awards	567	101
Proceeds from issuance of common stock	1,091	257

Net cash used in financing activities	(98,945)	(93,096)

Net decrease in cash and equivalents	(110,502)	(59,229)
Cash and cash equivalents, beginning of period	218,642	215,435

Cash and cash equivalents, end of period	$108,140	$156,206

Supplemental cash flow information:
Income taxes paid	$42,686	$32,638
Interest paid	$167	$270

Non-cash transactions:
Capital expenditures in accounts payable	$564	$177

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

The July 31, 2012 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Due to seasonality within the recreation vehicle industry, the results of operations for the six months ended January 31, 2013 are not necessarily indicative of the results for the full year.

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

Accounting Pronouncements - In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in fiscal 2013 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Acquisition of Bus Businesses - On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The acquisition was subject to certain pre-closing conditions and closed on October 3, 2012. The fair value of the net assets acquired included inventory of $915, property and equipment of $331, goodwill of $768 and amortizable intangible assets consisting of trademarks of $1,000 and dealer network of $900. The Company purchased the Krystal bus operation assets to expand its bus business and achieve cost efficiencies. The Krystal bus operation assets are utilized at the ElDorado Kansas facility to produce buses under the Krystal name.

On December 20, 2012, the Company acquired the Federal Coach (“Federal Coach”) bus operation assets from Forest River, Inc. for cash consideration of $6,804. The fair value of the net assets acquired included inventory of $804, property and equipment of $630, certain liabilities of $225, goodwill of $4,495, and amortizable intangible assets consisting of trademarks of $670, dealer network of $410 and backlog of $20. The Company purchased the Federal Coach bus operation assets to expand its bus business and achieve cost efficiencies. The Federal Coach bus operation assets are utilized at the Champion Bus facility to produce buses under the Federal Coach name.

2.	Earnings Per Common Share

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Weighted average common shares outstanding for basic earnings per share	53,002,106	54,587,293	52,965,286	54,789,738
Stock options and unvested restricted stock and restricted stock units	114,283	38,454	110,699	30,139

Weighted average common shares outstanding for diluted earnings per share	53,116,389	54,625,747	53,075,985	54,819,877

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At January 31, 2013 and 2012, the Company had 13,506 and 666,388, respectively, of antidilutive stock options and unvested restricted stock units outstanding which were excluded from this calculation.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net Sales:
Recreation vehicles:
Towables	$522,838	$444,206	$1,162,020	$943,310
Motorized	113,767	56,788	236,009	119,344

Total recreation vehicles	636,605	500,994	1,398,029	1,062,654
Buses	104,995	95,976	219,183	207,316

Total	$741,600	$596,970	$1,617,212	$1,269,970

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$24,085	$21,169	$66,795	$53,760
Motorized	6,883	1,755	15,321	3,048

Total recreation vehicles	30,968	22,924	82,116	56,808
Buses	1,321	2,599	5,012	7,865
Corporate	(6,758)	(4,027)	(13,986)	(8,529)

Total	$25,531	$21,496	$73,142	$56,144

			January 31, 2013	July 31, 2012
Identifiable Assets:
Recreation vehicles:
Towables			$758,002	$734,439
Motorized			104,082	82,904

Total recreation vehicles			862,084	817,343
Buses			160,383	143,324
Corporate			186,527	282,387

Total			$1,208,994	$1,243,054

4.	Inventories

Major classifications of inventories are:

	January 31, 2013	July 31, 2012
Raw materials	$122,455	$104,446
Chassis	50,066	39,044
Work in process	72,189	59,803
Finished goods	24,786	16,570

Total	269,496	219,863
Excess of FIFO costs over LIFO costs	(34,380)	(33,780)

Total inventories	$235,116	$186,083

Of the $269,496 and $219,863 of inventory at January 31, 2013 and July 31, 2012, all but $40,887 and $36,887, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $40,887 and $36,887 of inventory were valued on a first-in, first-out method.

5.	Goodwill and Other Intangible Assets

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life	January 31, 2013		July 31, 2012
	in Years at January 31, 2013	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	10	$73,540	$16,930	$72,230	$13,343
Non-compete agreements	3	4,250	2,032	6,321	3,678
Trademarks	22	38,445	3,306	36,775	2,522
Design technology and other intangibles	12	21,320	3,622	21,300	2,856

Total amortizable intangible assets		$137,555	$25,890	$136,626	$22,399

Dealer networks are primarily being amortized on an accelerated cash flow basis. Non-compete agreements, trademarks, and design technology and other intangibles are amortized on a straight-line basis.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2013	$11,145
For the fiscal year ending July 31, 2014	$10,919
For the fiscal year ending July 31, 2015	$10,560
For the fiscal year ending July 31, 2016	$9,504
For the fiscal year ending July 31, 2017	$9,117
For the fiscal year ending July 31, 2018 and thereafter	$65,982

The change in carrying value in goodwill from July 31, 2012 to January 31, 2013 is as follows:

Goodwill
Balance at July 31, 2012	$245,209
Acquisitions of bus businesses	5,263

Balance at January 31, 2013	$250,472

All but $12,369 (bus reportable segment) of the goodwill resides in the towable recreation vehicles segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are the same as its operating segments, which are identified in Note 3 to the Condensed Consolidated Financial Statements. Our assessment of whether any triggering events occurred during the first six months ended January 31, 2013, for which we should further analyze whether an impairment exists through that date, did not result in the identification of such a triggering event.

6.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 16% of the Company’s consolidated recreation vehicle net sales for the six months ended January 31, 2013 and 14% of its consolidated net sales for the six months ended January 31, 2013. This dealer also accounted for 19% of the Company’s consolidated trade accounts receivable at January 31, 2013 and 20% at July 31, 2012. The loss of this dealer could have a significant effect on the Company’s business. One dealer accounted for 11% of the Company’s bus net sales for the six months ended January 31, 2013. The loss of this dealer could have a significant effect on the Company’s bus business.

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

An early payment of $6,000 on the First Loan was received by the Company in the quarter ended January 31, 2013. The remaining principal amount of $4,000 on the First Loan is payable in full on January 15, 2014 and bears interest at a rate of 12% per annum. Interest was payable in kind for the first year, and was capitalized as part of the long-term note receivable, and is payable in cash on a monthly basis thereafter. All principal and interest payments due to date have been paid in full and principal payments on the First Loan are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.

On January 30, 2009, the Company entered into a second Credit Agreement (the “Second Credit Agreement”) with the Borrowers pursuant to which the Company loaned an additional $10,000 to the Borrowers (the “Second Loan”). Pursuant to the terms of the Second Credit Agreement, the Borrowers agreed to use the proceeds of the Second Loan solely to make an equity contribution to FreedomRoads Holding to be used by FreedomRoads Holding or its subsidiaries to purchase the Company’s products. As a result, principal payments received on the Second Loan are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. The final principal and interest payments on the Second Loan were received in fiscal 2012.

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

On December 12, 2012, the Company, the First Loan Borrowers and the Third Loan Borrowers entered into an agreement to extend the maturity date of $6,000 due under the Third Loan from December 22, 2014 to August 30, 2015, in exchange for early payment of $6,000 on the First Loan on or before January 15, 2013. This early payment was received by the Company in the quarter ended January 31, 2013. The remaining original principal amount of the Third Loan, as amended, is payable on the following dates in the following amounts: December 31, 2013 - $1,100; December 22, 2014 - $1,400 and August 30, 2015 - $6,000. The principal amount of the Third Loan bears interest at a rate of 12% per annum. Interest is payable, at the option of the Third Loan Borrowers, either in cash or in-kind at each calendar quarter end from March 31, 2010 through September 30, 2011, and thereafter in cash quarterly in arrears from December 31, 2011 through the maturity date. The Third Loan Borrowers opted to pay the interest due at each quarter end from March 31, 2010 to September 30, 2011 in-kind and it was capitalized as part of the long-term note receivable. All payments of principal and interest due to date have been paid in full and principal payments received on the Third Loan are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.

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

In connection with the First Loan, the Borrowers caused FreedomRoads Holding and its subsidiaries (collectively, the “FR Dealers”), to enter into an agreement pursuant to which the FR Dealers agreed to purchase additional recreation vehicles from the Company’s subsidiaries. The term of this agreement, as subsequently amended in connection with the Second Loan and the Third Loan, continues until December 22, 2029 unless earlier terminated in accordance with its terms.

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

The only Company assets or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) - measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $1,032 and $1,405 and deferred compensation plan asset balances of $9,474 and $8,970 were recorded as of January 31, 2013 and July 31, 2012, respectively, as components of Other Assets in the Condensed Consolidated Balance Sheets. An equal and offsetting accrued liability was also recorded in regards to the deferred compensation plan as a component of Other Accrued Liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both reflected in income.

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

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at July 31, 2012	$1,405
Net change in other comprehensive income	27
Sales	(400)

Balance at January 31, 2013	$1,032

9.	Product Warranties

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

Changes in our product warranty reserves are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Beginning balance	$77,963	$66,322	$73,280	$66,054
Provision	20,897	12,461	45,350	29,533
Payments	(19,650)	(16,763)	(39,420)	(33,567)

Ending balance	$79,210	$62,020	$79,210	$62,020

10.	Provision for Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the probability of various possible outcomes must be determined. The uncertain tax positions are re-evaluated on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six month period ended January 31, 2013, the Company released $4,814 of gross uncertain tax benefit reserves and related interest and penalties recorded at July 31, 2012 related to the effective settlement of certain uncertain tax benefits and statute of limitation expirations, which resulted in a net income tax benefit of $1,814. The Company accrued $697 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2012, and accrued an additional uncertain tax benefit reserve of $222 related to previous tax periods. For the three month period ended January 31, 2013, the Company released $4,567 of gross uncertain tax benefit reserve recorded at July 31, 2012, which resulted in a net income tax benefit of $1,675, recorded $222 of additional uncertain tax benefit reserve related to previous tax periods, and accrued $334 in interest and penalties.

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

The overall effective income tax rate for the three months ended January 31, 2013 was 22.1% compared with 36.4% for the three months ended January 31, 2012. The overall effective income tax rate for the six months ended January 31, 2013 was 30.4% compared with 35.8% for the six months ended January 31, 2012. The primary reason for the decrease in the overall effective income tax rates for the three months and six months ended January 31, 2013 was the effective favorable settlement of certain state uncertain tax benefits during the fiscal 2013 periods. The Company also recorded a tax benefit from the retroactive reinstatement of the Federal research and development credit and other credits that were enacted on January 2, 2013.

The Company anticipates a decrease of approximately $3,500 in unrecognized tax benefits, and $800 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $3,200 and $9,400 and related accrued interest and penalties may decrease between $1,800 and $4,800. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ materially from these estimates.

11.	Contingent Liabilities and Commitments

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company also provides limited dealer inventory financing guarantees to certain of its dealers.

The Company’s principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at January 31, 2013 are summarized in the following chart:

Commitment	Total Amount Committed	Term of Commitments
Guarantee on dealer inventory financing	$821	Various
Standby repurchase obligations on dealer inventory financing	$1,109,305	Up to eighteen months

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee. The estimated fair value takes into account an estimate of the losses that will be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting our dealers.

This deferred amount is included in the repurchase and guarantee reserve balances of $4,248 and $3,150 as of January 31, 2013 and July 31, 2012, respectively, which are included in Other Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves do not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Cost of units repurchased	$1,526	$108	$2,128	$1,808
Realization of units resold	1,264	55	1,769	1,582

Losses due to repurchase	$262	$53	$359	$226

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis are not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At January 31, 2013, vendor supplied chassis on hand accounted for as consigned, unrecorded inventory was $13,567. In addition to this consigned inventory, at January 31, 2013, an additional $18,300 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

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

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally alleged that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs alleged various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) had the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings in a proceeding known as multidistrict litigation (“MDL”). The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases were administered as a mass joinder of claims (the “MDL proceeding”).

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

Treasury Stock

The Company entered into a repurchase agreement, dated as of August 12, 2011 (the “August 2011 Repurchase Agreement”), to purchase shares of its common stock from the Estate of Wade F. B. Thompson (the “Estate”) in a private transaction. Pursuant to the terms of the August 2011 Repurchase Agreement, on August 15, 2011, the Company purchased from the Estate 1,000,000 shares of its common stock at a price of $20.00 per share, and held them as treasury stock, representing an aggregate purchase price of $20,000. The closing price of Thor common stock on August 12, 2011 was $20.62. The Estate held shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. At the time of the repurchase transaction, Alan Siegel, a member of the board of directors of the Company (the “Board”), served as a co-executor of the Estate. The repurchase transaction was evaluated and approved by members of the Board who were not affiliated with the Estate. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

The Company entered into a repurchase agreement, dated as of January 18, 2012 (the “January 2012 Repurchase Agreement”), to purchase shares of its common stock from the Estate in a private transaction. Pursuant to the terms of the January 2012 Repurchase Agreement, on January 20, 2012, the Company purchased from the Estate 1,000,000 shares of its common stock at a price of $28.50 per share, and held them as treasury stock, representing an aggregate purchase price of $28,500. The closing price of Thor common stock on January 18, 2012 was $29.34. The repurchase transaction was evaluated and approved by members of the Board who were not affiliated with the Estate. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

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

Stock-Based Compensation

In the first quarter of fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to Board members and certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 based on fiscal year 2012 performance. In addition, the Committee approved certain awards related to fiscal year 2013 performance. The restricted stock units will vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. Total non-cash compensation expense recognized in the six months ended January 31, 2013 related to these awards and other stock-based compensation awards was $1,312.

During the three month and six month periods ended January 31, 2013, 328,479 and 352,479 stock options were exercised at an aggregate exercise price of $8,821 and $9,513, respectively. Of the 328,479 and 352,479 options exercised, 314,000 were done so on a cashless basis under which 63,464 shares were issued. The shares withheld as a result of the cashless exercise included the number of shares necessary to cover the exercise price as well as the employee withholding tax related to the exercise, which was then paid by the Company on the employees’ behalf in the aggregate amount of $2,009.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2012	$918,565
Net income	50,884
Dividends paid	(98,594)

Balance as of January 31, 2013	$870,855

The dividends paid total of $98,594 includes regular quarterly $0.18 per share dividends in each of the first two quarters of fiscal 2013 for a combined total of $19,069 and a special $1.50 per share dividend in December 2012 of $79,525.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, the level of state and federal funding available for transportation, interest rate increases, restrictive lending practices, recent management changes, the success of new product introductions, the pace of acquisitions, asset impairment charges, cost structure improvements, competition and general economic conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2012. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 39% for calendar year 2012. In the motorized segment of the RV industry, we have a U.S. market share of approximately 20% for calendar year 2012. Our U.S. and Canada market share in small and mid-size buses is approximately 34% for the nine months ended September 30, 2012. We also manufacture and sell 40-foot buses at our facility in Southern California and manufacture and sell ambulances at our Goshen Coach facility in Elkhart, Indiana.

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

Our RV products are sold to dealers who, in turn, retail those products. Our buses are sold through dealers to municipalities and private purchasers such as rental car companies and hotels. We generally do not finance dealers directly, but do provide repurchase agreements to certain of the dealers’ floor plan lenders.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry and in the bus business through product innovation, service to our customers, manufacturing quality products, improving efficiencies of our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $9,908 for the six months ended January 31, 2013 were made primarily for building and office additions and improvements and to replace machinery and equipment used in the ordinary course of business.

Recent Events

On December 20, 2012, the Company acquired the Federal Coach (“Federal Coach”) bus operation assets from Forest River, Inc. for cash consideration of $6,804. The Company purchased the assets to expand its bus business and achieve cost efficiencies. Federal Coach’s product lines are more focused on the luxury bus market which is complementary to our existing product offerings.

On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The acquisition was subject to certain pre-closing conditions and closed on October 3, 2012. The Company purchased the assets to expand its bus business and achieve cost efficiencies. Krystal’s product lines are more focused on the luxury bus market which is complementary to our existing product offerings.

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

Calendar year 2012 wholesale shipments of travel trailers, fifth wheels and motorized RVs combined have posted a 14.0% gain compared to calendar year 2011 according to RVIA, with travel trailers and fifth wheels posting a gain of 14.1% and motorized RVs posting a gain of 13.6%.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers optimistic yet cautious given continuing economic uncertainties. Thor’s RV backlog as of January 31, 2013 increased 49.4% to $616,578 from $412,780 as of January 31, 2012.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year			%
	2012	2011	Increase	Change
Towables Units (1)	242,880	212,932	29,948	14.1
Motorized Units	28,198	24,830	3,368	13.6

Total	271,078	237,762	33,316	14.0

(1) Excluding Folding Camping Trailers and Truck Campers, which the Company does not manufacture.

RVIA has forecasted that calendar year 2013 shipments for towables and motorized units will be 261,200 and 31,900 units, respectively, approximately 7.5% and 13.1% higher than the corresponding calendar year 2012 wholesale shipments noted above.

Industry Retail Statistics

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward. We also believe that current levels of heightened discounting will continue in the near term due to competitive pressures and current economic conditions.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Registrations
	Calendar Year			%
	2012	2011	Increase	Change
Towables Units (1)	225,453	208,988	16,465	7.9
Motorized Units	25,748	23,982	1,766	7.4

Total	251,201	232,970	18,231	7.8

(1) Excluding Folding Camping Trailers and Truck Campers, which the Company does not manufacture.

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale and Retail Statistics

The Company’s wholesale RV shipments (using data to correspond to the industry periods denoted above) were as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year			%
	2012	2011	Increase	Change
Towables Units	93,842	84,089	9,753	11.6
Motorized Units	5,790	4,620	1,170	25.3

Total	99,632	88,709	10,923	12.3

Retail statistics of the Company’s RV products, as reported by Stat Surveys (using data to correspond to the industry periods denoted above), were as follows:

	U.S. and Canada Retail Registrations
	Calendar Year			%
	2012	2011	Increase	Change
Towables Units	86,076	80,091	5,985	7.5
Motorized Units	5,097	4,595	502	10.9
Total	91,173	84,686	6,487	7.7

Our outlook for future retail sales is tempered by the continuing uncertain economic conditions faced by consumers related to the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, credit availability, the pace of recovery in the housing market, the impact of rising taxes and fuel prices, all of which could negatively impact the pace of RV sales. However, if consumer confidence improves, retail and wholesale credit remains available, interest rates remain low and economic uncertainties begin to dissipate, we would expect to see an incremental improvement in RV sales and expect to benefit from our ability to increase production. In recent years, the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010 according to the RVIA.

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

Government entities are the primary purchasers or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators, nursing and retirement homes and church organizations are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have useful lives of 5-7 years and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses increased 9.7% for the nine months ended September 30, 2012 compared with the same period in 2011. While municipal budgets have been reduced and transit agencies’ operating costs have increased, we have recently started to see public agencies and private operators begin the process to replace their fleets. As of January 31, 2013, our buses reportable segment backlog decreased to $205,440 as compared to $234,135 as of January 31, 2012, a decrease of 12.3%. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers and the introduction of new bus products, including our new Krystal and Federal Coach units later in fiscal 2013.

To date, we have not experienced any unusual cost increases from our chassis suppliers. The recreation vehicle and bus industries have, from time to time, experienced shortages of chassis due to various causes such as component shortages at, or production delays or work stoppages at, the chassis manufacturers which has impacted our sales and earnings. The supply of chassis, used in both bus and motorized RV production, is adequate for current bus production levels. However, recent limitations in the availability of certain motorized RV chassis have hindered our ability to increase production levels and are anticipated to continue through the spring of calendar year 2013.

Three Months Ended January 31, 2013 vs. Three Months Ended January 31, 2012

	Three Months Ended January 31, 2013		Three Months Ended January 31, 2012		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$522,838		$444,206		$78,632	17.7
Motorized	113,767		56,788		56,979	100.3

Total Recreation Vehicles	636,605		500,994		135,611	27.1
Buses	104,995		95,976		9,019	9.4

Total	$741,600		$596,970		$144,630	24.2

# OF UNITS:
Recreation Vehicles
Towables	19,488		17,010		2,478	14.6
Motorized	1,343		730		613	84.0

Total Recreation Vehicles	20,831		17,740		3,091	17.4
Buses	1,545		1,532		13	0.8

Total	22,376		19,272		3,104	16.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$54,655	10.5	$47,466	10.7	$7,189	15.1
Motorized	12,863	11.3	5,198	9.2	7,665	147.5

Total Recreation Vehicles	67,518	10.6	52,664	10.5	14,854	28.2
Buses	5,878	5.6	6,716	7.0	(838)	(12.5)

Total	$73,396	9.9	$59,380	9.9	$14,016	23.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$28,069	5.4	$23,762	5.3	$4,307	18.1
Motorized	5,977	5.3	3,442	6.1	2,535	73.6

Total Recreation Vehicles	34,046	5.3	27,204	5.4	6,842	25.2
Buses	4,305	4.1	3,863	4.0	442	11.4
Corporate	7,836	–	5,178	–	2,658	51.3

Total	$46,187	6.2	$36,245	6.1	$9,942	27.4

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$24,085	4.6	$21,169	4.8	$2,916	13.8
Motorized	6,883	6.1	1,755	3.1	5,128	292.2

Total Recreation Vehicles	30,968	4.9	22,924	4.6	8,044	35.1
Buses	1,321	1.3	2,599	2.7	(1,278)	(49.2)
Corporate	(6,758)	–	(4,027)	–	(2,731)	(67.8)

Total	$25,531	3.4	$21,496	3.6	$4,035	18.8

ORDER BACKLOG:	As of January 31, 2013	As of January 31, 2012	Change Amount	%Change
Recreation Vehicles
Towables	$375,384	$299,841	$75,543	25.2
Motorized	241,194	112,939	128,255	113.6

Total Recreation Vehicles	616,578	412,780	203,798	49.4
Buses	205,440	234,135	(28,695)	(12.3)

Total	$822,018	$646,915	$175,103	27.1

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2013 increased $144,630, or 24.2%, compared to the three months ended January 31, 2012. Consolidated gross profit increased $14,016, or 23.6%, compared to the three months ended January 31, 2012. Consolidated gross profit was 9.9% of consolidated net sales for both the three months ended January 31, 2013 and the three months ended January 31, 2012. Selling, general and administrative expenses for the three months ended January 31, 2013 increased 27.4% compared to the three months ended January 31, 2012. Income before income taxes for the three months ended January 31, 2013 was $25,531 as compared to the three months ended January 31, 2012 of $21,496, an increase of 18.8%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $2,658 to $7,836 for the three months ended January 31, 2013 compared to $5,178 for the three months ended January 31, 2012. The increase is attributable to increased compensation related costs, including an increase of $458 in bonus expenses due to the increase in consolidated income before income taxes and certain management changes, and an increase in stock-based compensation expenses of $482. Deferred compensation plan expense also increased $154. In addition, costs related to our Corporate repurchase reserve required for vehicle repurchase commitments increased $580 primarily due to increased standby repurchase obligations in correlation with our increased sales. Employee related workers compensation and group insurance costs also increased $589.

Corporate interest income and other income and expense was $1,078 of income for the three months ended January 31, 2013 compared to $1,151 of income for the three months ended January 31, 2012. The $73 decrease is due to a decrease in overall interest income of $244, primarily due to reduced interest income on our notes receivable due to lower note balances. This decrease was partially offset by an increase in other income of $171, principally due to market value appreciation on the Company’s deferred compensation plan assets of $428 in the current year period as compared with $274 in the prior year period, a favorable change of $154.

The overall effective income tax rate for the three months ended January 31, 2013 was 22.1% compared with 36.4% for the three months ended January 31, 2012. The primary reason for the decrease in the overall effective income tax rate from January 31, 2012 to January 31, 2013 was the effective favorable settlement of certain state uncertain tax benefits that occurred in the three months ended January 31, 2013. The Company also recorded a tax benefit in the three months ended January 31, 2013 from the retroactive reinstatement of the Federal research and development credit and other credits that were enacted on January 2, 2013.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the three months ended January 31, 2013 vs. the three months ended January 31, 2012:

	Three Months Ended January 31, 2013	% of Segment Net Sales	Three Months Ended January 31, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$248,091	47.5	$202,036	45.5	$46,055	22.8
Fifth Wheels	270,182	51.7	237,789	53.5	32,393	13.6
Other	4,565	0.8	4,381	1.0	184	4.2

Total Towables	$522,838	100.0	$444,206	100.0	$78,632	17.7

	Three Months Ended January 31, 2013	% of Segment Shipments	Three Months Ended January 31, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	12,855	66.0	10,656	62.6	2,199	20.6
Fifth Wheels	6,504	33.4	6,220	36.6	284	4.6
Other	129	0.6	134	0.8	(5)	(3.7)

Total Towables	19,488	100.0	17,010	100.0	2,478	14.6

Impact of Change in Mix and Price on Net Sales:

% Increase
Towables
Travel Trailers	2.2
Fifth Wheels	9.0
Other	7.9
Total Towables	3.1

The increase in total towables net sales of 17.7% compared to the prior year quarter resulted from a 14.6% increase in unit shipments and a 3.1% increase in the impact of the change in the overall net price per unit.

The slight increase in the overall net price per unit within the travel trailer product lines of 2.2% is primarily due to selective price increases and changes in product mix, partially offset by increased discounting, which effectively reduces overall net price per unit. The increase in the overall net price per unit within the fifth wheel product lines of 9.0% is due to customer preference toward units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2012. Average fifth wheel selling prices have also increased due to the higher concentration of sales of luxury product lines and certain upscale toy hauler lines compared to the prior year. Selective price increases were also implemented since the comparable prior year period. These increases, however, were partially offset by increased discounting. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended January 31, 2013 was 20.7% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $71,443 to $468,183, or 89.5% of towable net sales, for the three months ended January 31, 2013 compared to $396,740, or 89.3% of towable net sales, for the three months ended January 31, 2012. The change in material, labor, freight-out and warranty comprised $66,657 of the $71,443 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales increased to 82.8% for the three months ended January 31, 2013 compared to the 82.5% for the three months ended January 31, 2012. This increase in percentage is primarily due to an increase in discounting, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage to net sales. Total manufacturing overhead increased $4,786 with the increase in sales, but total manufacturing overhead as a percentage of towable net sales decreased from 6.8% to 6.7% compared to the prior year period as the increase in production resulted in increased absorption of fixed overhead costs.

Towable gross profit increased $7,189 to $54,655, or 10.5% of towable net sales, for the three months ended January 31, 2013 compared to $47,466, or 10.7% of towable net sales, for the three months ended January 31, 2012. The $7,189 increase was primarily due to the increases in net sales as discussed above.

Selling, general and administrative expenses were $28,069, or 5.4% of towable net sales, for the three months ended January 31, 2013 compared to $23,762, or 5.3% of towable net sales, for the three months ended January 31, 2012. The primary reason for the $4,307 increase was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,957. Sales related travel, advertising, and promotional costs also increased $282 in correlation with the increase in sales. Legal and professional fees and related settlement costs also increased $330 in total.

Towable income before income taxes decreased to 4.6% of towable net sales for the three months ended January 31, 2013 from 4.8% of towable net sales for the three months ended January 31, 2012. The primary factor for this decrease in percentage was the impact of the increase in the cost of products sold noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the three months ended January 31, 2013 vs. the three months ended January 31, 2012:

	Three Months Ended January 31, 2013	% of Segment Net Sales	Three Months Ended January 31, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$78,272	68.8	$37,280	65.6	$40,992	110.0
Class C	25,883	22.8	12,177	21.4	13,706	112.6
Class B	9,612	8.4	7,331	13.0	2,281	31.1

Total Motorized	$113,767	100.0	$56,788	100.0	$56,979	100.3

	Three Months Ended January 31, 2013	% of Segment Shipments	Three Months Ended January 31, 2012	% of Segment Shipments	Change Amount	%Change
# OF UNITS:
Motorized
Class A	787	58.6	425	58.2	362	85.2
Class C	465	34.6	232	31.8	233	100.4
Class B	91	6.8	73	10.0	18	24.7

Total Motorized	1,343	100.0	730	100.0	613	84.0

Impact of Change in Mix and Price on Net Sales:

% Increase
Motorized
Class A	24.8
Class C	12.2
Class B	6.4
Total Motorized	16.3

The increase in total motorized net sales of 100.3% compared to the prior year quarter resulted from an 84.0% increase in unit shipments and a 16.3% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 45.0% for the three months ended January 31, 2013 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 24.8% is primarily due to increased sales of the generally larger and more expensive diesel units rather than the more moderately priced gas units when compared to a year ago. The increase in the overall net price per unit within the Class C product line of 12.2% is primarily due to changes in product mix. Within the Class B product line, the increase in the overall net price per unit of 6.4% is due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold increased $49,314 to $100,904, or 88.7% of motorized net sales, for the three months ended January 31, 2013 compared to $51,590, or 90.8% of motorized net sales, for the three months ended January 31, 2012. The change in material, labor, freight-out and warranty comprised $48,266 of the $49,314 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 84.1% compared to 83.6% for the prior year period. This increase as a percentage of motorized net sales is primarily due to an increase in the warranty cost percentage to net sales. Total manufacturing overhead increased $1,048 with the increase in sales volume, but total manufacturing overhead as a percentage of motorized net sales decreased to 4.6% from 7.3% as the increase in unit production resulted in higher absorption of fixed overhead costs compared to the prior year period.

Motorized gross profit increased $7,665 to $12,863, or 11.3% of motorized net sales, for the three months ended January 31, 2013 compared to $5,198, or 9.2% of motorized net sales, for the three months ended January 31, 2012. The $7,665 increase in gross profit was due primarily to the impact of the 84.0% increase in unit sales volume noted above.

Selling, general and administrative expenses were $5,977, or 5.3% of motorized net sales, for the three months ended January 31, 2013 compared to $3,442, or 6.1% of motorized net sales, for the three months ended January 31, 2012. The primary reason for the $2,535 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,197. Sales related travel, advertising, and promotion costs also increased $280 in correlation with the increase in sales.

Motorized income before income taxes was 6.1% of motorized net sales for the three months ended January 31, 2013 and 3.1% of motorized net sales for the three months ended January 31, 2012. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

BUSES

Analysis of change in net sales for the three months ended January 31, 2013 vs. the three months ended January 31, 2012:

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Change Amount	% Change

Net Sales	$104,995	$95,976	$9,019	9.4
# of Units	1,545	1,532	13	0.8

% Increase
Impact of Change in Mix and Price on Net Sales	8.6

The increase in buses net sales of 9.4% compared to the prior year quarter resulted from a 0.8% increase in unit shipments and an 8.6% increase in the impact of the change in the overall net price per unit.

The 8.6% increase in the impact of the change in the overall net price per unit is primarily due to a greater concentration of higher priced units in the current year period.

Cost of products sold increased $9,857 to $99,117, or 94.4% of buses net sales, for the three months ended January 31, 2013 compared to $89,260 or 93.0% of buses net sales, for the three months ended January 31, 2012. The change in material, labor, freight-out and warranty represents $9,147 of the $9,857 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of buses net sales increased to 85.6% from 84.2% for the prior year period. This increase in percentage of cost of products sold was primarily due to lower margin product mix as compared to the prior year period. Total manufacturing overhead increased $710, and manufacturing overhead remained constant at 8.8% as a percentage of buses net sales for both periods.

Buses gross profit decreased $838 to $5,878, or 5.6% of buses net sales, for the three months ended January 31, 2013 compared to $6,716, or 7.0% of buses net sales, for the three months ended January 31, 2012. The $838 decrease was mainly due to lower margin product mix and increased discounting in the current period as noted above.

Selling, general and administrative expenses were $4,305, or 4.1% of buses net sales, for the three months ended January 31, 2013 compared to $3,863, or 4.0% of buses net sales, for the three months ended January 31, 2012. The primary reason for the $442 increase was an increase in product liability and legal and professional fees of $547, partially offset by a decrease of $204 in bonus expense due to the reduction in buses net income before income taxes.

Buses income before income taxes was 1.3% of buses net sales for the three months ended January 31, 2013 compared to 2.7% of buses net sales for the three months ended January 31, 2012. This decrease in percentage is primarily due to a greater concentration of sales with lower margins, including certain higher priced units, in the current year due to more aggressive pricing to secure new contracts and enter new markets.

Six Months Ended January 31, 2013 vs. Six Months Ended January 31, 2012

	Six Months Ended January 31, 2013		Six Months Ended January 31, 2012		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$1,162,020		$943,310		$218,710	23.2
Motorized	236,009		119,344		116,665	97.8

Total Recreation Vehicles	1,398,029		1,062,654		335,375	31.6
Buses	219,183		207,316		11,867	5.7

Total	$1,617,212		$1,269,970		$347,242	27.3

# OF UNITS:
Recreation Vehicles
Towables	43,714		36,070		7,644	21.2
Motorized	2,776		1,534		1,242	81.0

Total Recreation Vehicles	46,490		37,604		8,886	23.6
Buses	3,293		3,219		74	2.3

Total	49,783		40,823		8,960	21.9

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$131,750	11.3	$107,364	11.4	$24,386	22.7
Motorized	28,071	11.9	10,096	8.5	17,975	178.0

Total Recreation Vehicles	159,821	11.4	117,460	11.1	42,361	36.1
Buses	14,167	6.5	16,898	8.2	(2,731)	(16.2)

Total	$173,988	10.8	$134,358	10.6	$39,630	29.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$59,886	5.2	$48,417	5.1	$11,469	23.7
Motorized	12,747	5.4	7,045	5.9	5,702	80.9

Total Recreation Vehicles	72,633	5.2	55,462	5.2	17,171	31.0
Buses	8,820	4.0	8,564	4.1	256	3.0
Corporate	16,199	–	10,679	–	5,520	51.7

Total	$97,652	6.0	$74,705	5.9	$22,947	30.7

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$66,795	5.7	$53,760	5.7	$13,035	24.2
Motorized	15,321	6.5	3,048	2.6	12,273	402.7

Total Recreation Vehicles	82,116	5.9	56,808	5.3	25,308	44.6
Buses	5,012	2.3	7,865	3.8	(2,853)	(36.3)
Corporate	(13,986)	–	(8,529)	–	(5,457)	(64.0)

Total	$73,142	4.5	$56,144	4.4	$16,998	30.3

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2013 increased $347,242, or 27.3%, compared to the six months ended January 31, 2012. Consolidated gross profit increased $39,630, or 29.5%, compared to the six months ended January 31, 2012. Consolidated gross profit was 10.8% of consolidated net sales for the six months ended January 31, 2013 compared to 10.6% of consolidated net sales for the six months ended January 31, 2012. Selling, general and administrative expenses for the six months ended January 31, 2013 increased 30.7% compared to the six months ended January 31, 2012. Income before income taxes for the six months ended January 31, 2013 was $73,142 compared to the six months ended January 31, 2012 of $56,144, an increase of 30.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $5,520 to $16,199 for the six months ended January 31, 2013 compared to $10,679 for the six months ended January 31, 2012. The increase is primarily attributable to increased compensation related costs, which included an increase of $1,436 in bonus expenses due to the increase in consolidated income before income taxes and certain management changes. Other compensation costs and stock-based compensation expenses also increased $1,010 and $990, respectively, which included one-time separation costs of $850 and $256, respectively. Deferred compensation plan expense also increased $632. Costs related to our Corporate repurchase reserve required for vehicle repurchase commitments increased $880 primarily due to increased standby repurchase obligations in correlation with our increased sales. Employee related workers compensation and group insurance costs also increased $705.

Corporate interest income and other income and expense was $2,213 of income for the six months ended January 31, 2013 compared to $2,150 of income for the six months ended January 31, 2012. The $63 increase is primarily due to an increase of $587 in other income, principally due to market value appreciation on the Company’s deferred compensation plan assets of $643 in the current year as compared with $11 in the prior year, a favorable change of $632. This increase was partially offset by a decrease in overall interest income of $524, primarily due to reduced interest income on our notes receivable due to lower note balances.

The overall effective income tax rate for the six months ended January 31, 2013 was 30.4% compared with 35.8% for the six months ended January 31, 2012. The primary reason for the decrease in the overall effective income tax rate was the effective favorable settlement of certain state uncertain tax benefits that occurred in the six months ended January 31, 2013. The Company also recorded a tax benefit in the six months ended January 31, 2013 from the retroactive reinstatement of the Federal research and development credit and other credits that were enacted on January 2, 2013.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the six months ended January 31, 2013 vs. the six months ended January 31, 2012:

	Six Months Ended January 31, 2013	% of Segment Net Sales	Six Months Ended January 31, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$550,471	47.4	$424,784	45.0	$125,687	29.6
Fifth Wheels	601,509	51.8	509,339	54.0	92,170	18.1
Other	10,040	0.8	9,187	1.0	853	9.3

Total Towables	$1,162,020	100.0	$943,310	100.0	$218,710	23.2

	Six Months Ended January 31, 2013	% of Segment Shipments	Six Months Ended January 31, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	28,411	65.0	22,091	61.2	6,320	28.6
Fifth Wheels	15,013	34.3	13,701	38.0	1,312	9.6
Other	290	0.7	278	0.8	12	4.3

Total Towables	43,714	100.0	36,070	100.0	7,644	21.2

Impact of Change in Mix and Price on Net Sales:

% Increase
Towables
Travel Trailers	1.0
Fifth Wheels	8.5
Other	5.0
Total Towables	2.0

The increase in total towables net sales of 23.2% compared to the prior year period resulted from a 21.2% increase in unit shipments and a 2.0% increase in the impact of the change in the overall net price per unit.

The slight increase in the overall net price per unit within the travel trailer product lines of 1.0% is primarily due to selective price increases and changes in product mix, partially offset by increased discounting, which effectively reduces the net price per unit. The increase in the overall net price per unit within the fifth wheel product lines of 8.5% is due to customer preference toward units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2012. Average fifth wheel selling prices have also increased due to the higher concentration of sales of luxury product lines and certain upscale toy hauler lines compared to the prior year. Selective price increases were also implemented since the comparable prior year period. These increases were partially offset by increased discounting. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the six months ended January 31, 2013 was 20.3% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $194,324 to $1,030,270 or 88.7% of towable net sales, for the six months ended January 31, 2013 compared to $835,946, or 88.6% of towable net sales, for the six months ended January 31, 2012. The change in material, labor, freight-out and warranty comprised $183,181 of the $194,324 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales increased to 82.7% for the six months ended January 31, 2013 compared to the 82.4% for the six months ended January 31, 2012. This increase in percentage is primarily due to an increase in discounting, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage to net sales. Total manufacturing overhead increased $11,143 with the increase in sales, but total manufacturing overhead as a percentage of towable net sales decreased from 6.2% to 6.0% compared to the prior year period as the increase in production resulted in increased absorption of fixed overhead costs.

Towable gross profit increased $24,386 to $131,750, or 11.3% of towable net sales, for the six months ended January 31, 2013 compared to $107,364, or 11.4% of towable net sales, for the six months ended January 31, 2012. The $24,386 increase was primarily due to the increases in net sales as discussed above.

Selling, general and administrative expenses were $59,886, or 5.2% of towable net sales, for the six months ended January 31, 2013 compared to $48,417, or 5.1% of towable net sales, for the six months ended January 31, 2012. The primary reason for the $11,469 increase was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $7,633. Sales related travel, advertising, and promotional costs increased $1,095 in correlation with the increase in sales. Legal and professional fees and related settlement costs also increased $1,535 in total.

Towable income before income taxes was 5.7% of towable net sales for both the six months ended January 31, 2013 and the six months ended January 31, 2012.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the six months ended January 31, 2013 vs. the six months ended January 31, 2012:

	Six Months Ended January 31, 2013	% of Segment Net Sales	Six Months Ended January 31, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$161,341	68.4	$80,575	67.5	$80,766	100.2
Class C	53,126	22.5	24,579	20.6	28,547	116.1
Class B	21,542	9.1	14,190	11.9	7,352	51.8

Total Motorized	$236,009	100.0	$119,344	100.0	$116,665	97.8

	Six Months Ended January 31, 2013	% of Segment Shipments	Six Months Ended January 31, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,624	58.5	934	60.9	690	73.9
Class C	947	34.1	455	29.7	492	108.1
Class B	205	7.4	145	9.4	60	41.4

Total Motorized	2,776	100.0	1,534	100.0	1,242	81.0

Impact of Change in Mix and Price on Net Sales:

% Increase
Motorized
Class A	26.3
Class C	8.0
Class B	10.4
Total Motorized	16.8

The increase in total motorized net sales of 97.8% compared to the prior year period resulted from an 81.0% increase in unit shipments and a 16.8% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 37.4% for the six months ended January 31, 2013 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 26.3% is primarily due to increased sales of the generally larger and more expensive diesel units as compared to the more moderately priced gas units compared to a year ago. The increase in the overall net price per unit within the Class C product line of 8.0% is primarily due to changes in product mix. Within the Class B product line, the increase in the overall net price per unit of 10.4% is due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold increased $98,690 to $207,938, or 88.1% of motorized net sales, for the six months ended January 31, 2013 compared to $109,248, or 91.5% of motorized net sales, for the six months ended January 31, 2012. The change in material, labor, freight-out and warranty comprised $96,890 of the $98,690 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 83.8% compared to 84.5% for the prior year period. This decrease as a percentage of motorized net sales is primarily due to a decrease in the material cost percentage to net sales. Total manufacturing overhead increased $1,800 with the increase in sales volume, but total manufacturing overhead as a percentage of motorized net sales decreased to 4.3% from 7.0% as the increase in unit production resulted in higher absorption of fixed overhead costs compared to the prior year period.

Motorized gross profit increased $17,975 to $28,071, or 11.9% of motorized net sales, for the six months ended January 31, 2013 compared to $10,096, or 8.5% of motorized net sales, for the six months ended January 31, 2012. The $17,975 increase in gross profit was due primarily to the impact of the 81.0% increase in unit sales volume noted above.

Selling, general and administrative expenses were $12,747, or 5.4% of motorized net sales, for the six months ended January 31, 2013 compared to $7,045, or 5.9% of motorized net sales, for the six months ended January 31, 2012. The primary reason for the $5,702 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $4,885. Product liability and settlement related costs increased $415. Sales related travel, advertising and promotion costs also increased $374 in correlation with the increase in sales.

Motorized income before income taxes was 6.5% of motorized net sales for the six months ended January 31, 2013 and 2.6% of motorized net sales for the six months ended January 31, 2012. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

BUSES

Analysis of change in net sales for the six months ended January 31, 2013 vs. the six months ended January 31, 2012:

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Change Amount	% Change

Net Sales	$219,183	$207,316	$11,867	5.7
# of Units	3,293	3,219	74	2.3

% Increase
Impact of Change in Mix and Price on Net Sales	3.4

The increase in buses net sales of 5.7% compared to the prior year period resulted from a 2.3% increase in unit shipments and a 3.4% increase in the impact of the change in the overall net price per unit.

The 3.4% increase in the impact of the change in the overall net price per unit is primarily due to a greater concentration of higher priced units in the current year period.

Cost of products sold increased $14,598 to $205,016, or 93.5% of buses net sales, for the six months ended January 31, 2013 compared to $190,418 or 91.8% of buses net sales, for the six months ended January 31, 2012. The increase in material, labor, freight-out and warranty represents $13,935 of the $14,598 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of buses net sales increased to 85.4% from 83.6% for the prior year period. This increase in percentage of cost of products sold was primarily due to lower margin product mix as compared to the prior year period. Total manufacturing overhead increased $663, and manufacturing overhead decreased to 8.1% from 8.3% as a percentage of buses net sales.

Buses gross profit decreased $2,731 to $14,167, or 6.5% of buses net sales, for the six months ended January 31, 2013 compared to $16,898, or 8.2% of buses net sales, for the six months ended January 31, 2012. The $2,731 decrease was mainly due to lower margin product mix.

Selling, general and administrative expenses were $8,820, or 4.0% of buses net sales, for the six months ended January 31, 2013 compared to $8,564, or 4.1% of buses net sales, for the six months ended January 31, 2012. The primary reason for the $256 increase was an increase in product liability and related legal and professional fees of $736, partially offset by a decrease of $505 in bonus expense due to the reduction in buses net income before income taxes.

Buses income before income taxes was 2.3% of buses net sales for the six months ended January 31, 2013 compared to 3.8% of buses net sales for the six months ended January 31, 2012. This decrease in percentage is primarily due to a greater concentration of sales with lower margins, including certain higher priced units, in the current year due to more aggressive pricing to secure new contracts and enter new markets.

Financial Condition and Liquidity

As of January 31, 2013, we had $108,140 in cash and cash equivalents compared to $218,642 on July 31, 2012. The decrease is primarily attributable to dividends paid of $98,594, including a special dividend of $1.50 per share and regular quarterly dividends of $0.18 per share per quarter, and $10,718 paid for the acquisitions of the Krystal and Federal Coach bus businesses.

Working capital at January 31, 2013 was $333,211 compared to $373,796 at July 31, 2012. Capital expenditures of $9,908 for the six months ended January 31, 2013 were made primarily for building and office additions and improvements and to replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected future operational requirements. We rely on internally generated cash flows from operations to finance our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback.

The Company anticipates additional capital expenditures in fiscal 2013 of approximately $9,700. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2013 was $1,333 as compared to $36,015 for the six months ended January 31, 2012. The combination of net income and non-cash items (primarily depreciation, amortization, deferred income tax provision (benefit) and stock-based compensation) provided $63,865 of operating cash in fiscal 2013 compared to $50,127 in the prior year period. However, the $63,865 of operating cash provided in the six months ended January 31, 2013 was offset to a greater extent by increases in accounts receivable and inventories, which correlate with the increases in net sales and backlog, respectively.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2013 was $12,890, primarily for capital expenditures of $9,908 and $10,718 for the acquisitions of the Krystal and Federal Coach bus businesses, partially offset by proceeds from notes receivable of $7,000. During the six months ended January 31, 2012, net cash used in investing activities of $2,148 was primarily due to capital expenditures of $3,489.

Financing Activities

During the six months ended January 31, 2013, net cash used in financing activities of $98,945 was primarily for cash dividend payments. The Company paid a regular quarterly $0.18 per share dividend in each of the first two quarters of fiscal 2013 and a special $1.50 per share dividend in December 2012, the combination of which totaled $98,594. The Company increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share in October 2012. In October 2011, the Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share. Net cash used in financing activities of $93,096 for the six months ended January 31, 2012 was primarily related to the repurchase of a total of 3,000,000 shares of common stock of the Company for $77,000 and cash dividend payments of $16,454. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees.

The Company considered the special $1.50 per share dividend and the repurchases of shares to be prudent uses of its cash and does not believe future liquidity will be negatively impacted. See Note 12 to our Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transactions.

Critical Accounting Principles

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgments, estimates and complexity.

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

Our assessment of whether any triggering events occurred during the six months ended January 31, 2013 for which we should further analyze whether an impairment exists through that date did not result in the identification of such a triggering event.

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

As of our most recent annual assessment date of April 30, 2012, the Company had five individual reporting units that carried goodwill. One reporting unit carries 48% of our consolidated goodwill of $250,472 and a second reporting unit carries another 38% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 305% and 35%, respectively, as of our April 30, 2012 assessment. Fair values of our other three reporting units that carried goodwill as of April 30, 2012 exceeded their carrying values by 15%, 134% and 309%. The reporting unit that had fair value exceeding carrying value by 15% carries goodwill of $6,810.

In regards to our April 2012 assessment for the reporting unit that had fair value exceeding carrying value by 15%, we used both a discounted cash flow model and a market approach to determine an estimate of its fair value. Assumptions which more significantly impact the discounted cash flows used in estimating the fair value of this unit included forecasted annual sales over the next five years, margin percentages over those years, terminal sales growth and weighted average cost of capital. Each of these estimates is subject to significant management judgment. Recent performance, in particular margin percentage, is below previous estimates. Continued actual results below forecast may result in a reduction of our five year forecast for this reporting unit. A reduction in the forecast would likely reduce the fair value of this reporting unit and future impairment assessments may indicate that the related goodwill of this reporting unit is partially or fully impaired.

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

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on the Condensed Consolidated Balance Sheet which includes the assessment of the cumulative income over recent prior periods. As of January 31, 2013, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

During the quarter ended January 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally alleged that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs alleged various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) had the authority to designate one court to coordinate and consolidate discovery and pretrial proceedings in a proceeding known as multidistrict litigation (“MDL”). The MDL panel transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”) because the actions in different jurisdictions involved common questions of fact. The MDL Court denied class certification in December 2008, and consequently, the cases were administered as a mass joinder of claims (the “MDL proceeding”).

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, except as noted below.

Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will necessitate due diligence efforts by the Company to assess whether such minerals are used in our products in order to make relevant disclosures beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Agreement, dated December 12, 2012 between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successor, as trustee under the Stephen Adams Living Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2012)

10.2	Employment offer letter, dated January 11, 2013 from the Company to Dominic A. Romeo (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 16, 2013)

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC. (Registrant)

DATE: March 7, 2013	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board and Chief Executive Officer

DATE: March 7, 2013	/s/ Dominic A. Romeo
Dominic A. Romeo
Senior Vice President and Chief Financial Officer