Form 10-Q
period 2013-04-30
THOR INDUSTRIES INC
filed 2013-06-06
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2013.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from              to             .

COMMISSION FILE NUMBER 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 E. Beardsley Ave., Elkhart, IN	46514-3305
(Address of principal executive offices)	(Zip Code)

(574) 970-7460
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/31/2013
Common stock, par value
$ .10 per share	53,045,325 shares

PART I -   FINANCIAL INFORMATION

Unless otherwise indicated, amounts in thousands except share and per share data.

ITEM 1.     FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 30, 2013	July 31, 2012
Current assets:
Cash and cash equivalents	$137,494	$218,642
Accounts receivable:
Trade, less allowance for doubtful accounts of $356 at 4/30/13 and $527 at 7/31/12	293,892	221,655
Other	28,696	10,430
Inventories	236,180	186,083
Notes receivable	6,426	1,000
Prepaid income taxes, expenses and other	3,058	6,179
Deferred income taxes	45,792	40,897
Total current assets	751,538	684,886

Property, plant and equipment:
Land	24,439	23,704
Buildings and improvements	175,307	166,868
Machinery and equipment	87,926	84,863

Total cost	287,672	275,435
Less accumulated depreciation	119,076	111,041

Net property, plant and equipment	168,596	164,394

Other assets:
Goodwill	243,662	245,209
Amortizable intangible assets	104,176	114,227
Long-term notes receivable	9,766	22,160
Other	11,622	12,178

Total other assets	369,226	393,774

TOTAL ASSETS	$1,289,360	$1,243,054

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 30, 2013	July 31, 2012
Current liabilities:
Accounts payable	$178,710	$143,139
Accrued liabilities:
Compensation and related items	49,173	41,295
Product warranties	84,037	73,280
Income and other taxes	19,233	16,129
Promotions and rebates	13,132	11,053
Product/property liability and related liabilities	11,339	11,044
Other	19,794	15,150
Total current liabilities	375,418	311,090

Unrecognized income tax benefits	39,548	44,516
Deferred income taxes, net	18,453	20,934
Other long-term liabilities	17,253	15,687
Total long-term liabilities	75,254	81,137

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 61,902,664 shares at 4/30/13 and 61,777,849 at 7/31/12	6,190	6,178
Additional paid-in capital	193,578	192,248
Retained earnings	905,067	918,565
Accumulated other comprehensive loss – unrealized loss on available-for-sale investments	(43)	(60)
Less treasury shares of 8,857,339 at 4/30/13 and 7/31/12, at cost	(266,104)	(266,104)
Total stockholders’ equity	838,688	850,827
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,289,360	$1,243,054

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net sales	$1,049,201	$926,458	$2,666,413	$2,196,428
Cost of products sold	915,402	816,988	2,358,626	1,952,600

Gross profit	133,799	109,470	307,787	243,828
Selling, general and administrative expenses	57,846	46,963	155,498	121,668
Impairment of goodwill and intangible assets	11,525	–	11,525	–
Amortization of intangible assets	2,795	2,756	8,357	8,380
Interest income	574	936	2,088	2,996
Interest expense	98	101	265	371
Other income, net	516	633	1,537	958

Income before income taxes	62,625	61,219	135,767	117,363
Income taxes	18,868	19,878	41,126	39,984

Net income	$43,757	$41,341	$94,641	$77,379

Weighted average common shares outstanding:
Basic	53,023,277	52,879,877	52,984,192	54,162,411
Diluted	53,114,475	52,970,357	53,088,391	54,212,663

Earnings per common share:
Basic	$0.83	$0.78	$1.79	$1.43
Diluted	$0.82	$0.78	$1.78	$1.43

Regular dividends declared and paid per common share:	$0.18	$0.15	$0.54	$0.45
Special dividends declared and paid per common share:	$–	$–	$1.50	$–

Net income	$43,757	$41,341	$94,641	$77,379
Unrealized appreciation (depreciation) on investments, net of tax	–	10	17	(5)

Comprehensive income	$43,757	$41,351	$94,658	$77,374

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012 (UNAUDITED)

	Nine Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net income	$94,641	$77,379
Adjustments to reconcile net income to operating cash flows:
Depreciation	10,374	10,419
Amortization of intangibles	8,357	8,380
Impairment of goodwill and intangible assets	11,525	–
Deferred income tax (benefit)	(7,386)	(2,195)
(Gain) loss on disposition of property, plant and equipment	1	(232)
Stock-based compensation	2,051	484
Excess tax benefits from stock-based awards	(567)	(101)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	(80,598)	(116,831)
Inventories	(58,381)	(16,405)
Notes receivable	–	7,062
Prepaid income taxes, expenses and other	2,803	(323)
Accounts payable	36,287	52,908
Accrued liabilities	29,079	13,252
Other liabilities	(3,488)	3,520

Net cash provided by operating activities	44,698	37,317

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,711)	(6,286)
Proceeds from dispositions of property, plant and equipment	195	448
Proceeds from notes receivable	7,000	500
Proceeds from dispositions of investments	400	400
Acquisitions	(10,718)	(170)
Other	389	600

Net cash used in investing activities	(17,445)	(4,508)

Cash flows from financing activities:
Regular cash dividends	(28,614)	(24,387)
Special cash dividend	(79,525)	–
Purchase of treasury stock	–	(77,000)
Shares repurchased related to cashless exercises of stock options	(2,009)	–
Excess tax benefits from stock-based awards	567	101
Proceeds from issuance of common stock	1,180	1,028

Net cash used in financing activities	(108,401)	(100,258)

Net decrease in cash and equivalents	(81,148)	(67,449)
Cash and cash equivalents, beginning of period	218,642	215,435

Cash and cash equivalents, end of period	$137,494	$147,986

Supplemental cash flow information:
Income taxes paid	$49,641	$38,435
Interest paid	$265	$371

Non-cash transactions:
Capital expenditures in accounts payable	$141	$129
Disposition of ambulance net assets	$12,331	$–

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

The July 31, 2012 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Due to seasonality within the recreation vehicle industry, the results of operations for the nine months ended April 30, 2013 are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recalls, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and fair value determinations made in asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Accounting Pronouncements - In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Acquisition of Bus Businesses - On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The acquisition closed on October 3, 2012. The fair value of the net assets acquired included inventory of $915, property and equipment of $331, goodwill of $768 and amortizable intangible assets consisting of trademarks of $1,000 and dealer network of $900. The Company purchased the Krystal bus operation assets to expand its bus business and achieve cost efficiencies. The Krystal bus operation assets are utilized at the ElDorado Kansas facility to produce buses under the Krystal name.

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

Disposition of Ambulance Net Assets - On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain other excluded assets) for $12,331, subject to certain adjustments. The sale price of $12,331 is reflected as a component of Other Accounts Receivable in the Condensed Consolidated Balance Sheets as of April 30, 2013 and will be fully realized in the fourth quarter of fiscal year 2013. See Note 5 for discussion of impairment charges. There was no gain or loss recognized on the sale.

2.	Earnings Per Common Share

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Weighted average common shares outstanding for basic earnings per share	53,023,277	52,879,877	52,984,192	54,162,411
Stock options and unvested restricted stock and restricted stock units	91,198	90,480	104,199	50,252

Weighted average common shares outstanding for diluted earnings per share	53,114,475	52,970,357	53,088,391	54,212,663

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At April 30, 2013 and 2012, the Company had 36,264 and 400,000, respectively, of antidilutive stock options and unvested restricted stock and restricted stock units outstanding which were excluded from this calculation.

3.	Segment Information

The Company has three reportable segments: (1) towable recreation vehicles, (2) motorized recreation vehicles and (3) buses. The towable recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream, CrossRoads, Dutchmen, Keystone and Heartland. The motorized recreation vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream and Thor Motor Coach. The bus reportable segment consists of the following operating segments that have been aggregated: Champion Bus, ElDorado California, ElDorado Kansas and Goshen Coach (which included ambulance sales through April 30, 2013). Intersegment sales are not material.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net Sales:
Recreation vehicles:
Towables	$742,429	$680,472	$1,904,449	$1,623,782
Motorized	187,336	126,724	423,345	246,068

Total recreation vehicles	929,765	807,196	2,327,794	1,869,850
Buses	119,436	119,262	338,619	326,578

Total	$1,049,201	$926,458	$2,666,413	$2,196,428

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Income (Loss) Before Income Taxes:
Recreation vehicles:
Towables	$62,540	$51,050	$129,335	$104,810
Motorized	15,082	8,112	30,403	11,160

Total recreation vehicles	77,622	59,162	159,738	115,970
Buses (including impairment charges)	(7,690)	2,828	(2,678)	10,693
Corporate	(7,307)	(771)	(21,293)	(9,300)

Total	$62,625	$61,219	$135,767	$117,363

Identifiable Assets:			April 30, 2013	July 31, 2012
Recreation vehicles:
Towables			$808,925	$734,439
Motorized			141,835	82,904

Total recreation vehicles			950,760	817,343
Buses			142,867	143,324
Corporate			195,733	282,387

Total			$1,289,360	$1,243,054

4.	Inventories

Major classifications of inventories are:

	April 30, 2013	July 31, 2012
Raw materials	$125,702	$104,446
Chassis	47,347	39,044
Work in process	66,723	59,803
Finished goods	31,613	16,570

Total	271,385	219,863
Excess of FIFO costs over LIFO costs	(35,205)	(33,780)

Total inventories	$236,180	$186,083

Of the $271,385 and $219,863 of inventory at April 30, 2013 and July 31, 2012, all but $27,011 and $36,887, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $27,011 and $36,887 of inventory were valued on a first-in, first-out method.

5.	Goodwill and Other Intangible Assets

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life	April 30, 2013		July 31, 2012
	in Years at April 30, 2013	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	10	$68,310	$17,530	$72,230	$13,343
Non-compete agreements	3	4,130	2,168	6,321	3,678
Trademarks	22	37,775	3,646	36,775	2,522
Design technology and other intangibles	12	21,320	4,015	21,300	2,856

Total amortizable intangible assets		$131,535	$27,359	$136,626	$22,399

Dealer networks are primarily being amortized on an accelerated cash flow basis. Non-compete agreements, trademarks, and design technology and other intangibles are amortized on a straight-line basis.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2013	$11,037
For the fiscal year ending July 31, 2014	$10,488
For the fiscal year ending July 31, 2015	$10,139
For the fiscal year ending July 31, 2016	$9,097
For the fiscal year ending July 31, 2017	$8,710
For the fiscal year ending July 31, 2018 and thereafter	$63,062

The change in carrying value in goodwill from July 31, 2012 to April 30, 2013 is as follows:

Goodwill
Balance at July 31, 2012	$245,209
Acquisitions of bus businesses	5,263
Third quarter impairment in bus reportable segment	(6,810)

Balance at April 30, 2013	$243,662

Goodwill by reportable segment is as follows:

	April 30, 2013	July 31, 2012
Towables recreation vehicles	$238,103	$238,103
Buses	5,559	7,106

Total	$243,662	$245,209

In April 2013, the Company determined that it was more likely than not that certain long-lived assets associated with the Company’s ambulance product line would be sold before the end of their previously estimated useful life. This was determined to be a triggering event and an impairment assessment relative to those assets was performed. Based on the assessment, the Company determined that the carrying amount of the assets would not be recoverable from future cash flows and as a result, a non-cash impairment charge of $4,715 related to certain amortizable intangible assets within the Company’s bus reportable segment was recorded.

The Company performed an interim goodwill impairment assessment relative to the goodwill associated with the bus reporting unit which historically included the ambulance product line. Based on the assessment, the Company determined that the fair value of the reporting unit was less than the carrying value and therefore performed the second step of the goodwill impairment assessment, which requires estimating the fair values of the reporting unit’s net identifiable assets and calculating the implied fair value of goodwill. As of the last annual impairment assessment, the fair value of this reporting unit exceeded carrying value by 15%. Recent performance of this reporting unit, particularly its margin percentage was below previous forecasts and resulted in a reduction of the five year forecast. The fair value of the reporting unit was determined by a discounted cash flow model and market approach, consistent with its last annual impairment assessment as more fully described below. The implied fair value of goodwill was determined to be zero and, therefore, recorded goodwill was impaired and a non-cash impairment charge of $6,810 was recognized in the third quarter of fiscal year 2013. The goodwill impairment was primarily a result of lower forecasted margins and increased working capital requirements within the reporting unit. These non-cash impairment charges totaling $11,525 are included in Impairment of Goodwill and Intangible Assets on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are the same as its operating segments, which are identified in Note 3 to the Condensed Consolidated Financial Statements. Fair values are determined by a discounted cash flow model and a market approach, when appropriate. These estimates are subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, comparable companies, terminal value assumptions and discount rates and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The Company completed its annual impairment review as of April 30, 2013 and April 30, 2012; no additional impairment of goodwill was identified, other than as described above in our interim assessment which was required as a result of a triggering event.

6.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 16% of the Company’s consolidated recreation vehicle net sales for the nine months ended April 30, 2013 and 14% of its consolidated net sales for the nine months ended April 30, 2013. This dealer also accounted for 15% of the Company’s consolidated trade accounts receivable at April 30, 2013 and 20% at July 31, 2012. The loss of this dealer could have a significant effect on the Company’s business. Two dealers accounted for 22% of the Company’s bus net sales for the nine months ended April 30, 2013. The loss of either of these dealers could have a significant effect on the Company’s bus business.

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

The only Company assets or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) - measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $1,032 and $1,405 and deferred compensation plan asset balances of $9,697 and $8,970 were recorded as of April 30, 2013 and July 31, 2012, respectively, as components of Other Assets in the Condensed Consolidated Balance Sheets. An equal and offsetting accrued liability was also recorded in regards to the deferred compensation plan as a component of Other Accrued Liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both reflected in income.

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

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at July 31, 2012	$1,405
Net change in other comprehensive income	27
Sales	(400)

Balance at April 30, 2013	$1,032

9.	Product Warranties

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

Changes in our product warranty reserves are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Beginning balance	$79,210	$62,020	$73,280	$66,054
Provision	24,479	20,751	69,829	50,284
Payments	(19,652)	(15,333)	(59,072)	(48,900)

Ending balance	$84,037	$67,438	$84,037	$67,438

10.	Provision for Income Taxes

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

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine months ended April 30, 2013, the Company released $8,730 of gross uncertain tax benefit reserves and related interest and penalties recorded at July 31, 2012 related to the effective settlement of certain uncertain tax benefits and statute of limitation expirations, which resulted in a net income tax benefit of $4,407. The Company accrued $907 in interest and penalties related to the remaining uncertain tax benefits recorded at July 31, 2012 and recorded additional uncertain tax benefit reserves of $340 related to previous tax periods. For the three months ended April 30, 2013, the Company released $3,916 of gross uncertain tax benefit reserves recorded at July 31, 2012 which resulted in a net income tax benefit of $2,593, recorded $118 of additional uncertain tax benefit reserves related to previous tax periods and accrued $210 in interest and penalties.

Generally, fiscal years 2010, 2011 and 2012 remain open for federal, state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2009. The Company is currently being audited by the state of California for tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has fully reserved for its exposure to additional payments for uncertain tax positions related to its California and Indiana income tax returns in its liability for unrecognized tax benefits.

The overall effective income tax rate for the three months ended April 30, 2013 was 30.1% compared with 32.5% for the three months ended April 30, 2012. The effective income tax rate for the three months ended April 30, 2013 was favorably impacted by the settlement of certain uncertain tax benefits. The effective income tax rate for the three months ended April 30, 2012 was also favorably impacted, although to a lesser extent, by certain tax return to provision adjustments.

The overall effective income tax rate for the nine months ended April 30, 2013 was 30.3% compared with 34.1% for the nine months ended April 30, 2012. The effective income tax rate for the nine months ended April 30, 2013 was favorably impacted by the effective settlement of certain uncertain tax benefits. The Company also recorded a tax benefit in the nine months ended April 30, 2013 from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on January 2, 2013. The effective income tax rate for the nine months ended April 30, 2012 was also favorably impacted, although to a lesser extent, by certain tax return to provision adjustments.

The Company anticipates a decrease of approximately $3,300 in unrecognized tax benefits, and $750 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $1,100 and $6,900 and related accrued interest and penalties may decrease between $600 and $2,700. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ from these estimates.

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

The Company’s principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at April 30, 2013 are summarized in the following chart:

Commitment	Total Amount Committed	Term of Commitments
Guarantee on dealer inventory financing	$525	Various
Standby repurchase obligations on dealer inventory financing	$1,153,916	Up to eighteen months

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

This deferred amount is included in the repurchase and guarantee reserve balances of $4,322 and $3,150 as of April 30, 2013 and July 31, 2012, respectively, which are included in Other Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves do not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Cost of units repurchased	$3,650	$953	$5,778	$2,761
Realization of units resold	3,290	863	5,059	2,445

Losses due to repurchase	$360	$90	$719	$316

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis are not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At April 30, 2013, vendor supplied chassis on hand accounted for as consigned, unrecorded inventory was $10,466. In addition to this consigned inventory, $6,295 of chassis provided by customers were located at the Company’s production facilities at April 30, 2013, pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

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

No appeal was taken in relation to the claims against the Company or its subsidiaries. The MDL Court then appointed a Special Master to allocate all pending settlements. On March 29, 2013, the MDL Court approved a methodology pertaining to the allocation of the settlements. On April 2, 2013, the Special Master filed a motion before the MDL Court seeking to establish an allocation and objection procedure. As mentioned above, the Company and all of its subsidiaries involved in this litigation have fully funded the settlements by depositing the agreed upon amounts into the Registry of the United States District of Louisiana.

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

Stock-Based Compensation

In the first quarter of fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to Board members and certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 based on fiscal year 2012 performance. In addition, the Committee approved certain awards related to fiscal year 2013 performance. The Board member restricted stock units will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. The employee restricted stock units will vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. Total non-cash compensation expense recognized in the nine months ended April 30, 2013 related to these awards and other stock-based compensation awards was $2,051.

During the three month and nine month periods ended April 30, 2013, stock options of 3,333 and 355,812 were exercised at an aggregate exercise price of $90 and $9,603, respectively. Of the 355,812 options exercised during the nine month period ended April 30, 2013, 314,000 were done so on a cashless basis under which 63,464 shares were issued. The shares withheld as a result of the cashless exercise included the number of shares necessary to cover the exercise price as well as the employee withholding tax related to the exercise, which was then paid by the Company on the employees’ behalf in the aggregate amount of $2,009.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2012	$918,565
Net income	94,641
Dividends paid	(108,139)

Balance as of April 30, 2013	$905,067

The dividends paid total of $108,139 includes regular quarterly $0.18 per share dividends paid in each of the first three quarters of fiscal 2013 for a combined total of $28,614 and a special $1.50 per share dividend paid in December 2012 of $79,525.

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

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be the largest manufacturer of Recreation Vehicles (“RVs”) and a major manufacturer of commercial buses in North America. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 38% for the calendar quarter ended March 31, 2013. In the motorized segment of the RV industry, we have a U.S. market share of approximately 26% for the calendar quarter ended March 31, 2013. Our U.S. and Canada market share in small and mid-size buses is approximately 34% for the calendar year ended December 31, 2012. We also manufacture and sell 40-foot buses at our facility in Southern California.

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

We rely on internally generated cash flows from operations to finance our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $14,711 for the nine months ended April 30, 2013 were made primarily for building and office additions and improvements and to replace machinery and equipment used in the ordinary course of business.

Recent Events

On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain excluded assets) for $12,331, subject to certain adjustments.

On December 20, 2012, the Company acquired the Federal Coach (“Federal Coach”) bus operation assets from Forest River, Inc. for cash consideration of $6,804. The Company purchased the assets to expand its bus business and achieve cost efficiencies. Federal Coach’s product lines are more focused on the luxury bus market which is complementary to our existing product offerings.

On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The acquisition closed on October 3, 2012. The Company purchased the assets to expand its bus business and achieve cost efficiencies. Krystal’s product lines are more focused on the luxury bus market which is complementary to our existing product offerings.

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

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers optimistic yet cautious. RV dealer inventory of Thor products as of April 30, 2013 increased 14.4% to 64,899 units from 56,734 units as of April 30, 2012. Thor’s RV backlog as of April 30, 2013 increased 44.9% to $649,584 from $448,403 as of April 30, 2012.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,			%
	2013	2012	Increase	Change
Towables Units (1)	66,745	60,402	6,343	10.5
Motorized Units	8,500	6,869	1,631	23.7

Total	75,245	67,271	7,974	11.9

(1) Excluding Folding Camping Trailers and Truck Campers, which the Company does not manufacture.

In March 2013, RVIA forecasted that calendar year 2013 shipments for towables and motorized units will be 261,200 and 31,900 units, respectively, approximately 7.5% and 13.1% higher than the corresponding calendar year 2012 wholesale shipments.

Industry Retail Statistics

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward. We also believe that current levels of discounting will continue in the near term due to competitive pressures.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,			%
	2013	2012	Increase	Change
Towables Units (1)	41,741	39,507	2,234	5.7
Motorized Units	6,895	5,706	1,189	20.8

Total	48,636	45,213	3,423	7.6

(1) Excluding Folding Camping Trailers and Truck Campers, which the Company does not manufacture.

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale and Retail Statistics

The Company’s wholesale RV shipments (using data to correspond to the industry periods denoted above) were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,			%
	2013	2012	Increase	Change
Towables Units	25,647	23,885	1,762	7.4
Motorized Units	1,973	1,421	552	38.8

Total	27,620	25,306	2,314	9.1

Retail statistics of the Company’s RV products, as reported by Stat Surveys (using data to correspond to the industry periods denoted above), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,			%
	2013	2012	Increase	Change
Towables Units	15,817	15,109	708	4.7
Motorized Units	1,746	1,268	478	37.7
Total	17,563	16,377	1,186	7.2

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the pace of recovery in the housing market, the impact of rising taxes and fuel prices. With continued improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see incremental improvements in RV sales and expect to benefit from our ability to increase production to meet increasing demand. In recent years, the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010 according to the RVIA.

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

Government entities are the primary purchasers or end users of our buses. Demand in this segment is subject to fluctuations in government spending on transit. In addition, hotel, rental car and parking lot operators, nursing and retirement homes and church organizations are also major users of our small and mid-sized buses and therefore travel is an important indicator for this market. The majority of our buses have useful lives of 5-7 years and are being continuously replaced by operators. According to the Mid Size Bus Manufacturers Association (“MSBMA”), unit sales of small and mid-sized buses increased 9.4% for the twelve months ended December 31, 2012 compared with the same period in 2011. As of April 30, 2013, our buses reportable segment backlog decreased to $199,568 as compared to $215,167 as of April 30, 2012, a decrease of 7.2%. Longer term, we expect positive trends in our bus segment, which we believe will be supported by increased federal funding for transit, the replacement cycle for buses among public and private bus customers and increased production of our new Krystal and Federal Coach units.

To date, we have not experienced any unusual cost increases from our chassis suppliers. The recreation vehicle and bus industries have, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. The supply of chassis used in bus production is currently adequate for existing bus production levels. However, recent limitations in the availability of certain motorized RV chassis have hindered our ability to increase production levels and are anticipated to continue through the fall of calendar year 2013.

Three Months Ended April 30, 2013 vs. Three Months Ended April 30, 2012

	Three Months Ended April 30, 2013		Three Months Ended April 30, 2012		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$742,429		$680,472		$61,957	9.1
Motorized	187,336		126,724		60,612	47.8

Total Recreation Vehicles	929,765		807,196		122,569	15.2
Buses	119,436		119,262		174	0.1

Total	$1,049,201		$926,458		$122,743	13.2

# OF UNITS:
Recreation Vehicles
Towables	27,579		26,358		1,221	4.6
Motorized	2,463		1,836		627	34.2

Total Recreation Vehicles	30,042		28,194		1,848	6.6
Buses	1,767		1,796		(29)	(1.6)

Total	31,809		29,990		1,819	6.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$101,042	13.6	$86,178	12.7	$14,864	17.2
Motorized	23,517	12.6	13,550	10.7	9,967	73.6

Total Recreation Vehicles	124,559	13.4	99,728	12.4	24,831	24.9
Buses	9,240	7.7	9,742	8.2	(502)	(5.2)

Total	$133,799	12.8	$109,470	11.8	$24,329	22.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$36,055	4.9	$32,860	4.8	$3,195	9.7
Motorized	8,436	4.5	5,435	4.3	3,001	55.2

Total Recreation Vehicles	44,491	4.8	38,295	4.7	6,196	16.2
Buses	5,027	4.2	6,661	5.6	(1,634)	(24.5)
Corporate	8,328	–	2,007	–	6,321	314.9

Total	$57,846	5.5	$46,963	5.1	$10,883	23.2

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$62,540	8.4	$51,050	7.5	$11,490	22.5
Motorized	15,082	8.1	8,112	6.4	6,970	85.9

Total Recreation Vehicles	77,622	8.3	59,162	7.3	18,460	31.2
Buses	(7,690)	(6.4)	2,828	2.4	(10,518)	(371.9)
Corporate	(7,307)	–	(771)	–	(6,536)	(847.7)

Total	$62,625	6.0	$61,219	6.6	$1,406	2.3

ORDER BACKLOG:	As of April 30, 2013	As of April 30, 2012	Change Amount	% Change
Recreation Vehicles
Towables	$439,541	$345,878	$93,663	27.1
Motorized	210,043	102,525	107,518	104.9

Total Recreation Vehicles	649,584	448,403	201,181	44.9
Buses	199,568	215,167	(15,599)	(7.2)

Total	$849,152	$663,570	$185,582	28.0

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2013 increased $122,743, or 13.2%, compared to the three months ended April 30, 2012. Consolidated gross profit increased $24,329, or 22.2%, compared to the three months ended April 30, 2012. Consolidated gross profit was 12.8% of consolidated net sales for the three months ended April 30, 2013 and 11.8% for the three months ended April 30, 2012. Selling, general and administrative expenses for the three months ended April 30, 2013 increased 23.2% compared to the three months ended April 30, 2012. Income before income taxes for the three months ended April 30, 2013 was $62,625, which included impairment of goodwill and intangible assets charges of $11,525, as compared to the three months ended April 30, 2012 of $61,219, an increase of $1,406 and 2.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $6,321 to $8,328 for the three months ended April 30, 2013 compared to $2,007 for the three months ended April 30, 2012. The increase is primarily attributable to an increase in product liability insurance costs of $3,615, largely due to favorable adjustments in the prior year to the Company’s actuarially determined product liability reserve as a result of favorable historical claims experience and allocations of $750 and $1,500 in claims to the towables and bus segments, respectively, for claims activity previously reserved at Corporate. In addition, compensation related costs increased, including an increase of $1,312 in bonus expenses due to the increase in consolidated income before income taxes and certain management changes, and an increase in stock-based compensation expenses of $561. Employee related workers compensation and group insurance costs also increased $646.

Corporate interest income and other income and expense was $1,021 of income for the three months ended April 30, 2013 compared to $1,236 of income for the three months ended April 30, 2012. The $215 decrease is due to a decrease in overall interest income of $361, primarily due to reduced interest income on our notes receivable due to lower note balances. This decrease was partially offset by an increase in other income of $146.

The overall effective income tax rate for the three months ended April 30, 2013 was 30.1% compared with 32.5% for the three months ended April 30, 2012. The effective income tax rate for the three months ended April 30, 2013 was favorably impacted by the settlement of certain uncertain tax benefits. The effective income tax rate for the three months ended April 30, 2012 was also favorably impacted, although to a lesser extent, by certain tax return to provision adjustments.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the three months ended April 30, 2013 vs. the three months ended April 30, 2012:

	Three Months Ended April 30, 2013	% of Segment Net Sales	Three Months Ended April 30, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$359,344	48.4	$317,487	46.7	$41,857	13.2
Fifth Wheels	377,125	50.8	356,940	52.5	20,185	5.7
Other	5,960	0.8	6,045	0.8	(85)	(1.4)

Total Towables	$742,429	100.0	$680,472	100.0	$61,957	9.1

	Three Months Ended April 30, 2013	% of Segment Shipments	Three Months Ended April 30, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	17,980	65.2	16,684	63.3	1,296	7.8
Fifth Wheels	9,410	34.1	9,477	36.0	(67)	(0.7)
Other	189	0.7	197	0.7	(8)	(4.1)

Total Towables	27,579	100.0	26,358	100.0	1,221	4.6

Impact of Change in Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers	5.4
Fifth Wheels	6.4
Other	2.7
Total Towables	4.5

The increase in total towables net sales of 9.1% compared to the prior year quarter resulted from a 4.6% increase in unit shipments and a 4.5% increase in the impact of the change in the overall net price per unit.

The increase in the overall net price per unit within the travel trailer product lines of 5.4% is primarily due to selective price increases and changes in product mix, partially offset by increased discounting, which effectively reduces overall net price per unit. The increase in the overall net price per unit within the fifth wheel product lines of 6.4% is due to customer preference toward units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2012. Average fifth wheel selling prices have also increased due to the higher concentration of sales of luxury product lines and certain upscale toy hauler lines compared to the prior year. Selective price increases were also implemented since the comparable prior year period. These increases, however, were partially offset by increased discounting. The “other” category relates to sales in the park model industry.

The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended April 30, 2013 was 8.1% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $47,093 to $641,387, or 86.4% of towable net sales, for the three months ended April 30, 2013 compared to $594,294, or 87.3% of towable net sales, for the three months ended April 30, 2012. The change in material, labor, freight-out and warranty comprised $44,011 of the $47,093 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 81.1% for the three months ended April 30, 2013 compared to the 82.0% for the three months ended April 30, 2012. This decrease in percentage is primarily due to the selective price increases and higher margin product mix noted above, partially offset by an increase in discounting, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage to net sales. Total manufacturing overhead increased $3,082 with the increase in sales, but total manufacturing overhead as a percentage of towable net sales remained constant at 5.3% for both periods.

Towable gross profit increased $14,864 to $101,042, or 13.6% of towable net sales, for the three months ended April 30, 2013 compared to $86,178, or 12.7% of towable net sales, for the three months ended April 30, 2012. The $14,864 increase was primarily due to the increases in net sales as discussed above.

Selling, general and administrative expenses were $36,055, or 4.9% of towable net sales, for the three months ended April 30, 2013 compared to $32,860, or 4.8% of towable net sales, for the three months ended April 30, 2012. The primary reason for the $3,195 increase was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $3,151.

Towable income before income taxes increased to 8.4% of towable net sales for the three months ended April 30, 2013 from 7.5% of towable net sales for the three months ended April 30, 2012. The primary reason for this increase in percentage was the impact of the increase in net sales as noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the three months ended April 30, 2013 vs. the three months ended April 30, 2012:

	Three Months Ended April 30, 2013	% of Segment Net Sales	Three Months Ended April 30, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$101,913	54.4	$66,999	52.9	$34,914	52.1
Class C	73,127	39.0	52,091	41.1	21,036	40.4
Class B	12,296	6.6	7,634	6.0	4,662	61.1

Total Motorized	$187,336	100.0	$126,724	100.0	$60,612	47.8

	Three Months Ended April 30, 2013	% of Segment Shipments	Three Months Ended April 30, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,012	41.1	749	40.8	263	35.1
Class C	1,337	54.3	1,012	55.1	325	32.1
Class B	114	4.6	75	4.1	39	52.0

Total Motorized	2,463	100.0	1,836	100.0	627	34.2

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	17.0
Class C	8.3
Class B	9.1
Total Motorized	13.6

The increase in total motorized net sales of 47.8% compared to the prior year quarter resulted from a 34.2% increase in unit shipments and a 13.6% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 29.8% for the three months ended April 30, 2013 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 17.0% is primarily due to increased sales of the generally larger and more expensive diesel units rather than the more moderately priced gas units when compared to a year ago. The increase in the overall net price per unit within the Class C product line of 8.3% is primarily due to changes in product mix. Within the Class B product line, the increase in the overall net price per unit of 9.1% is due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold increased $50,645 to $163,819, or 87.4% of motorized net sales, for the three months ended April 30, 2013 compared to $113,174, or 89.3% of motorized net sales, for the three months ended April 30, 2012. The change in material, labor, freight-out and warranty comprised $49,217 of the $50,645 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 83.8% compared to 85.0% for the prior year period. This decrease as a percentage of motorized net sales is primarily due to a decrease in the material cost percentage to net sales. Total manufacturing overhead increased $1,428 with the increase in sales volume, but total manufacturing overhead as a percentage of motorized net sales decreased to 3.6% from 4.3% as the increase in unit production resulted in higher absorption of fixed overhead costs compared to the prior year period.

Motorized gross profit increased $9,967 to $23,517, or 12.6% of motorized net sales, for the three months ended April 30, 2013 compared to $13,550, or 10.7% of motorized net sales, for the three months ended April 30, 2012. The $9,967 increase in gross profit was due primarily to the impact of the 34.2% increase in unit sales volume noted above.

Selling, general and administrative expenses were $8,436, or 4.5% of motorized net sales, for the three months ended April 30, 2013 compared to $5,435, or 4.3% of motorized net sales, for the three months ended April 30, 2012. The primary reason for the $3,001 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,575. Product liability and settlement related costs also increased $410, primarily due to a favorable reserve adjustment in the prior year period.

Motorized income before income taxes was 8.1% of motorized net sales for the three months ended April 30, 2013 and 6.4% of motorized net sales for the three months ended April 30, 2012. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

BUSES

Analysis of change in net sales for the three months ended April 30, 2013 vs. the three months ended April 30, 2012:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Change Amount	% Change

Net Sales	$119,436	$119,262	$174	0.1
# of Units	1,767	1,796	(29)	(1.6)

% Increase
Impact of Change in Mix and Price on Net Sales	1.7

The increase in buses net sales of 0.1% compared to the prior year quarter resulted from a 1.6% decrease in unit shipments and a 1.7% increase in the impact of the change in the overall net price per unit.

The 1.7% increase in the impact of the change in the overall net price per unit is primarily due to a slightly greater concentration of higher priced units in the current year period.

Cost of products sold increased $676 to $110,196, or 92.3% of buses net sales, for the three months ended April 30, 2013 compared to $109,520 or 91.8% of buses net sales, for the three months ended April 30, 2012. The change in material, labor, freight-out and warranty represents $403 of the $676 increase in cost of products. Material, labor, freight-out and warranty as a combined percentage of buses net sales increased slightly to 84.7% from 84.5% for the prior year period. This increase as a percentage of buses net sales was primarily due to lower margin product mix as compared to the prior year period. Total manufacturing overhead increased $273 and manufacturing overhead increased to 7.5% from 7.3% as a percentage of buses net sales.

Buses gross profit decreased $502 to $9,240, or 7.7% of buses net sales, for the three months ended April 30, 2013 compared to $9,742, or 8.2% of buses net sales, for the three months ended April 30, 2012. The $502 decrease was mainly due to a greater concentration of lower margin product mix, including certain higher price units, in the current year due to more aggressive pricing to secure new contracts and enter new markets.

Selling, general and administrative expenses were $5,027, or 4.2% of buses net sales, for the three months ended April 30, 2013 compared to $6,661, or 5.6% of buses net sales, for the three months ended April 30, 2012. The primary reason for the $1,634 decrease was a decrease in product liability and related legal and professional fees of $1,354 and a decrease of $114 in bonus expense due to the reduction in buses net income before income taxes.

Buses loss before income taxes was 6.4% of buses net sales for the three months ended April 30, 2013 compared to income before income taxes of 2.4% of buses net sales for the three months ended April 30, 2012. This unfavorable change in percentage is primarily due to the $11,525 of goodwill and intangible asset impairment charges included in the results for the three months ended April 30, 2013, partially offset by the favorable decrease in product liability and related costs noted above.

Nine Months Ended April 30, 2013 vs. Nine Months Ended April 30, 2012

	Nine Months Ended April 30, 2013		Nine Months Ended April 30, 2012		Change Amount	% Change

NET SALES:
Recreation Vehicles
Towables	$1,904,449		$1,623,782		$280,667	17.3
Motorized	423,345		246,068		177,277	72.0

Total Recreation Vehicles	2,327,794		1,869,850		457,944	24.5
Buses	338,619		326,578		12,041	3.7

Total	$2,666,413		$2,196,428		$469,985	21.4

# OF UNITS:
Recreation Vehicles
Towables	71,293		62,428		8,865	14.2
Motorized	5,239		3,370		1,869	55.5

Total Recreation Vehicles	76,532		65,798		10,734	16.3
Buses	5,060		5,015		45	0.9

Total	81,592		70,813		10,779	15.2

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreation Vehicles
Towables	$232,792	12.2	$193,542	11.9	$39,250	20.3
Motorized	51,588	12.2	23,646	9.6	27,942	118.2

Total Recreation Vehicles	284,380	12.2	217,188	11.6	67,192	30.9
Buses	23,407	6.9	26,640	8.2	(3,233)	(12.1)

Total	$307,787	11.5	$243,828	11.1	$63,959	26.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreation Vehicles
Towables	$95,941	5.0	$81,277	5.0	$14,664	18.0
Motorized	21,183	5.0	12,480	5.1	8,703	69.7

Total Recreation Vehicles	117,124	5.0	93,757	5.0	23,367	24.9
Buses	13,847	4.1	15,225	4.7	(1,378)	(9.1)
Corporate	24,527	–	12,686	–	11,841	93.3

Total	$155,498	5.8	$121,668	5.5	$33,830	27.8

INCOME (LOSS) BEFORE INCOME TAXES:
Recreation Vehicles
Towables	$129,335	6.8	$104,810	6.5	$24,525	23.4
Motorized	30,403	7.2	11,160	4.5	19,243	172.4

Total Recreation Vehicles	159,738	6.9	115,970	6.2	43,768	37.7
Buses	(2,678)	(0.8)	10,693	3.3	(13,371)	(125.0)
Corporate	(21,293)	–	(9,300)	–	(11,993)	(129.0)

Total	$135,767	5.1	$117,363	5.3	$18,404	15.7

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2013 increased $469,985, or 21.4%, compared to the nine months ended April 30, 2012. Consolidated gross profit increased $63,959, or 26.2%, compared to the nine months ended April 30, 2012. Consolidated gross profit was 11.5% of consolidated net sales for the nine months ended April 30, 2013 compared to 11.1% of consolidated net sales for the nine months ended April 30, 2012. Selling, general and administrative expenses for the nine months ended April 30, 2013 increased 27.8% compared to the nine months ended April 30, 2012. Income before income taxes for the nine months ended April 30, 2013 was $135,767, which included impairment of goodwill and intangible assets charges of $11,525, compared to the nine months ended April 30, 2012 of $117,363, an increase of $18,404 and 15.7%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $11,841 to $24,527 for the nine months ended April 30, 2013 compared to $12,686 for the nine months ended April 30, 2012. The increase is primarily attributable to increased compensation related costs of $5,540, which included an increase of $2,748 in bonus expenses due to increased consolidated income before income taxes and certain management changes, and other compensation and stock-based compensation expense increases of $1,239 and $1,553, respectively, which included one-time separation costs of $850 and $256, respectively.

Corporate product liability insurance costs also increased $3,812, largely due to favorable adjustments in the prior year to the Company’s actuarially determined product liability reserve as a result of favorable historical claims experience and allocations of $750 and $1,500 in claims to the towables and bus segments, respectively, for claims activity previously reserved at Corporate. In addition, costs related to the Corporate repurchase reserve required for vehicle repurchase commitments increased $950 primarily due to increased standby repurchase obligations in correlation with increased sales. Employee related workers compensation and group insurance costs also increased $1,352.

Corporate interest income and other income and expense was $3,234 of income for the nine months ended April 30, 2013 compared to $3,386 of income for the nine months ended April 30, 2012. The $152 decrease was primarily due to a decrease in overall interest income of $893, primarily due to reduced interest income on our notes receivable due to lower note balances. This decrease was partially offset by an increase of $741 in other income, principally due to market value appreciation on the Company’s deferred compensation plan assets of $1,062 in the current year as compared with $403 in the prior year, a favorable increase of $659.

The overall effective income tax rate for the nine months ended April 30, 2013 was 30.3% compared with 34.1% for the nine months ended April 30, 2012. The effective income tax rate for the nine months ended April 30, 2013 was favorably impacted by the effective settlement of certain uncertain tax benefits. The Company also recorded a tax benefit in the nine months ended April 30, 2013 from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on January 2, 2013. The effective income tax rate for the nine months ended April 30, 2012 was also favorably impacted, although to a lesser extent, by certain tax return to provision adjustments.

Segment Reporting

TOWABLE RECREATION VEHICLES

Analysis of change in net sales for the nine months ended April 30, 2013 vs. the nine months ended April 30, 2012:

	Nine Months Ended April 30, 2013	% of Segment Net Sales	Nine Months Ended April 30, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$909,815	47.8	$742,271	45.7	$167,544	22.6
Fifth Wheels	978,634	51.4	866,279	53.3	112,355	13.0
Other	16,000	0.8	15,232	1.0	768	5.0

Total Towables	$1,904,449	100.0	$1,623,782	100.0	$280,667	17.3

	Nine Months Ended April 30, 2013	% of Segment Shipments	Nine Months Ended April 30, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	46,391	65.1	38,775	62.1	7,616	19.6
Fifth Wheels	24,423	34.3	23,178	37.1	1,245	5.4
Other	479	0.6	475	0.8	4	0.8

Total Towables	71,293	100.0	62,428	100.0	8,865	14.2

Impact of Change in Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers	3.0
Fifth Wheels	7.6
Other	4.2
Total Towables	3.1

The increase in total towables net sales of 17.3% compared to the prior year period resulted from a 14.2% increase in unit shipments and a 3.1% increase in the impact of the change in the overall net price per unit.

The slight increase in the overall net price per unit within the travel trailer product lines of 3.0% is primarily due to selective price increases and changes in product mix, partially offset by increased discounting, which effectively reduces the net price per unit. The increase in the overall net price per unit within the fifth wheel product lines of 7.6% is due to customer preference toward units with additional features and upgrades compared to a year ago, many of which were introduced at the Thor RV Open House in September 2012. Average fifth wheel selling prices have also increased due to the higher concentration of sales of luxury product lines and certain upscale toy hauler lines compared to the prior year. Selective price increases were also implemented since the comparable prior year period. These increases were partially offset by increased discounting. The “other” category relates to sales in the park model industry.

The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the nine months ended April 30, 2013 was 15.2% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $241,417 to $1,671,657 or 87.8% of towable net sales, for the nine months ended April 30, 2013 compared to $1,430,240, or 88.1% of towable net sales, for the nine months ended April 30, 2012. The change in material, labor, freight-out and warranty comprised $227,192 of the $241,417 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a percentage of towable net sales decreased to 82.1% for the nine months ended April 30, 2013 compared to the 82.3% for the nine months ended April 30, 2012. This decrease in percentage is primarily due to the favorable impact of selective price increases partially offset by an increase in discounting, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage to net sales. Total manufacturing overhead increased $14,225 with the increase in sales, but total manufacturing overhead as a percentage of towable net sales decreased from 5.8% to 5.7% compared to the prior year period as the increase in production resulted in increased absorption of fixed overhead costs.

Towable gross profit increased $39,250 to $232,792, or 12.2% of towable net sales, for the nine months ended April 30, 2013 compared to $193,542, or 11.9% of towable net sales, for the nine months ended April 30, 2012. The $39,250 increase was primarily due to the increases in net sales as discussed above.

Selling, general and administrative expenses were $95,941, or 5.0% of towable net sales, for the nine months ended April 30, 2013 compared to $81,277, or 5.0% of towable net sales, for the nine months ended April 30, 2012. The primary reason for the $14,664 increase was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $10,785. Sales related travel, advertising, and promotional costs increased $1,095 in correlation with the increase in sales. Legal and professional fees and related settlement costs also increased $1,258 in total.

Towable income before income taxes was 6.8% of towable net sales for the nine months ended April 30, 2013 and 6.5% for the nine months ended April 30, 2012. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

MOTORIZED RECREATION VEHICLES

Analysis of change in net sales for the nine months ended April 30, 2013 vs. the nine months ended April 30, 2012:

	Nine Months Ended April 30, 2013	% of Segment Net Sales	Nine Months Ended April 30, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$263,254	62.2	$147,574	60.0	$115,680	78.4
Class C	126,253	29.8	76,670	31.2	49,583	64.7
Class B	33,838	8.0	21,824	8.8	12,014	55.0

Total Motorized	$423,345	100.0	$246,068	100.0	$177,277	72.0

	Nine Months Ended April 30, 2013	% of Segment Shipments	Nine Months Ended April 30, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,636	50.3	1,683	49.9	953	56.6
Class C	2,284	43.6	1,467	43.5	817	55.7
Class B	319	6.1	220	6.6	99	45.0

Total Motorized	5,239	100.0	3,370	100.0	1,869	55.5

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	21.8
Class C	9.0
Class B	10.0
Total Motorized	16.5

The increase in total motorized net sales of 72.0% compared to the prior year period resulted from a 55.5% increase in unit shipments and a 16.5% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 34.2% for the nine months ended April 30, 2013 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 21.8% is primarily due to increased sales of the generally larger and more expensive diesel units rather than the more moderately priced gas units compared to a year ago. The increase in the overall net price per unit within the Class C product line of 9.0% is primarily due to changes in product mix. Within the Class B product line, the increase in the overall net price per unit of 10.0% is due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold increased $149,335 to $371,757, or 87.8% of motorized net sales, for the nine months ended April 30, 2013 compared to $222,422, or 90.4% of motorized net sales, for the nine months ended April 30, 2012. The change in material, labor, freight-out and warranty comprised $146,107 of the $149,335 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 83.8% compared to 84.8% for the prior year period. This decrease as a percentage of motorized net sales is primarily due to a decrease in the material cost percentage to net sales. Total manufacturing overhead increased $3,228 with the increase in sales volume, but total manufacturing overhead as a percentage of motorized net sales decreased to 4.0% from 5.6% as the significant increase in unit production resulted in higher absorption of fixed overhead costs compared to the prior year period.

Motorized gross profit increased $27,942 to $51,588, or 12.2% of motorized net sales, for the nine months ended April 30, 2013 compared to $23,646, or 9.6% of motorized net sales, for the nine months ended April 30, 2012. The $27,942 increase in gross profit was due primarily to the impact of the 55.5% increase in unit sales volume noted above.

Selling, general and administrative expenses were $21,183, or 5.0% of motorized net sales, for the nine months ended April 30, 2013 compared to $12,480, or 5.1% of motorized net sales, for the nine months ended April 30, 2012. The primary reason for the $8,703 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $7,460. Product liability and settlement related costs also increased $869, and sales related travel, advertising and promotion costs increased $465 as well in correlation with the increase in sales.

Motorized income before income taxes was 7.2% of motorized net sales for the nine months ended April 30, 2013 and 4.5% of motorized net sales for the nine months ended April 30, 2012. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

BUSES

Analysis of change in net sales for the nine months ended April 30, 2013 vs. the nine months ended April 30, 2012:

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	Change Amount	% Change

Net Sales	$338,619	$326,578	$12,041	3.7
# of Units	5,060	5,015	45	0.9

% Increase
Impact of Change in Mix and Price on Net Sales	2.8

The increase in buses net sales of 3.7% compared to the prior year period resulted from a 0.9% increase in unit shipments and a 2.8% increase in the impact of the change in the overall net price per unit.

The 2.8% increase in the impact of the change in the overall net price per unit is primarily due to a greater concentration of higher priced units in the current year period.

Cost of products sold increased $15,274 to $315,212, or 93.1% of buses net sales, for the nine months ended April 30, 2013 compared to $299,938 or 91.8% of buses net sales, for the nine months ended April 30, 2012. The increase in material, labor, freight-out and warranty represents $14,338 of the $15,274 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of buses net sales increased to 85.2% from 83.9% for the prior year period. This increase in percentage of cost of products sold was primarily due to lower margin product mix as compared to the prior year period. Total manufacturing overhead increased $936 and manufacturing overhead remained constant at 7.9% as a percentage of buses net sales for both periods.

Buses gross profit decreased $3,233 to $23,407, or 6.9% of buses net sales, for the nine months ended April 30, 2013 compared to $26,640, or 8.2% of buses net sales, for the nine months ended April 30, 2012. The $3,233 decrease was mainly due to a greater concentration of lower margin product mix, including certain higher priced units, in the current year due to more aggressive pricing to secure new contracts and enter new markets.

Selling, general and administrative expenses were $13,847, or 4.1% of buses net sales, for the nine months ended April 30, 2013 compared to $15,225, or 4.7% of buses net sales, for the nine months ended April 30, 2012. The primary reason for the $1,378 decrease was a decrease in product liability and related legal and professional fees of $618 and a decrease of $620 in bonus expense due to the reduction in buses net income before income taxes.

Buses loss before income taxes was 0.8% of buses net sales for the nine months ended April 30, 2013 compared to income before income taxes of 3.3% of buses net sales for the nine months ended April 30, 2012. This unfavorable change in percentage is primarily due to the $11,525 of goodwill and intangible asset impairment charges included in the results for the nine months ended April 30, 2013.

Financial Condition and Liquidity

As of April 30, 2013, we had $137,494 in cash and cash equivalents compared to $218,642 on July 31, 2012. The components of the decrease are described in more detail below, but the decrease is primarily attributable to dividends paid of $108,139, including a special dividend of $1.50 per share and regular quarterly dividends of $0.18 per share per quarter.

Working capital at April 30, 2013 was $376,120 compared to $373,796 at July 31, 2012. Capital expenditures of $14,711 for the nine months ended April 30, 2013 were made primarily for building and office additions and improvements and to replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected future operational requirements. We rely on internally generated cash flows from operations to finance our growth. We may, however, consider debt to make an acquisition.

The Company anticipates additional capital expenditures in fiscal 2013 of approximately $9,000. These expenditures will be made primarily for expanding our recreation vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. Anticipated capital expenditures will be funded by operations and/or cash on hand.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2013 was $44,698 as compared to $37,317 for the nine months ended April 30, 2012. The combination of net income and non-cash items (primarily depreciation, amortization, impairment of goodwill and intangible assets, deferred income tax benefit and stock-based compensation) provided $118,996 of operating cash in fiscal 2013 compared to $94,134 in the prior year period. Both of these amounts were partially offset by seasonal increases in accounts receivables and inventories. However, the $118,996 of operating cash provided in the nine months ended April 30, 2013 was offset to a greater extent by a larger increase in inventory, which correlates with the increase in backlog compared to the prior year.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2013 was $17,445, primarily for capital expenditures of $14,711 and $10,718 for the acquisitions of the Krystal and Federal Coach bus businesses, partially offset by proceeds from notes receivable of $7,000. During the nine months ended April 30, 2012, net cash used in investing activities of $4,508 was primarily due to capital expenditures of $6,286.

Financing Activities

During the nine months ended April 30, 2013, net cash used in financing activities of $108,401 was primarily for cash dividend payments. The Company paid a regular quarterly $0.18 per share dividend in each of the first three quarters of fiscal 2013 and a special $1.50 per share dividend in December 2012, the combination of which totaled $108,139. The Company increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share in October 2012. In October 2011, the Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share. Net cash used in financing activities of $100,258 for the nine months ended April 30, 2012 was primarily related to the repurchase of a total of 3,000,000 shares of common stock of the Company for $77,000 and cash dividend payments of $24,387. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees.

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

As of April 30, 2013, the Company had six individual reporting units that carry goodwill. One reporting unit carries 49% of our consolidated goodwill of $243,662 and a second reporting unit carries another 39% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 293% and 87%, respectively, as of our April 30, 2013 assessment. Fair values of three of our other four reporting units exceeded their carrying values by 51% to 225%. The last reporting unit’s fair value exceeded carrying value by 7% and carries approximately 2% of our consolidated goodwill.

In regards to our April 2013 assessment for the reporting unit that had fair value exceeding carrying value by 7%, we used a discounted cash flow model to determine an estimate of its fair value. Assumptions which more significantly impact the discounted cash flows used in estimating the fair value of this unit included forecasted annual sales over the next five years, margin percentages over those years, terminal sales growth and weighted average cost of capital. Each of these estimates is subject to significant management judgment.

See Note 5 to the Condensed Consolidated Financial Statements for discussion of certain April 2013 goodwill and intangible asset impairment charges.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.

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

Income Taxes

We account for income taxes under the provisions of ASC 740, “Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowances recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on the Condensed Consolidated Balance Sheet which includes the assessment of the cumulative income over recent prior periods. As of April 30, 2013, based on ASC guidelines, we determined a valuation allowance was not required to be recorded against deferred income tax assets in any of the tax jurisdictions in which we currently operate.

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

During the quarter ended April 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No appeal was taken in relation to the claims against the Company or its subsidiaries. The MDL Court then appointed a Special Master to allocate all pending settlements. On March 29, 2013, the MDL Court approved a methodology pertaining to the allocation of the settlements. On April 2, 2013, the Special Master filed a motion before the MDL Court seeking to establish an allocation and objection procedure. As mentioned above, the Company and all of its subsidiaries involved in this litigation have fully funded the settlements by depositing the agreed upon amounts into the Registry of the United States District of Louisiana.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC. (Registrant)

DATE: June 6, 2013	/s/ Peter B. Orthwein
Peter B. Orthwein
Chairman of the Board and Chief Executive Officer

DATE: June 6, 2013	/s/ Dominic A. Romeo
Dominic A. Romeo
Senior Vice President and Chief Financial Officer