Form 10-K
period 2013-07-31
THOR INDUSTRIES INC
filed 2013-09-26
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013, Commission File Number 1-9235

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-9235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 East Beardsley Ave., Elkhart, IN	46514-3305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 970-7460

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock (par value $.10 per share)	New York Stock Exchange

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2013 was $1,597,873,332 based on the closing price of the registrant’s common shares on January 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2012 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 13, 2013 was 53,186,093.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

ITEM  1. BUSINESS

The following discussion of our business solely relates to ongoing operations.

General Development of Business

Our company was founded in 1980 and manufactures and sells a wide range of recreational vehicles in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 601 East Beardsley Avenue, Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

Our principal recreational vehicle operating subsidiaries are Airstream, Inc. (Airstream), CrossRoads RV (CrossRoads), Dutchmen Manufacturing, Inc. (Dutchmen), Thor Motor Coach, Inc. (Thor Motor Coach), Keystone RV Company (Keystone) and Heartland Recreational Vehicles, LLC (Heartland).

On September 16, 2010, we acquired 100% of Towable Holdings, Inc., the parent company of Heartland Recreational Vehicles, LLC (“Heartland”) pursuant to a stock purchase agreement for $99,732 in cash and 4,300,000 shares of our common stock. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreational vehicles. Heartland is included in our Towables reportable segment.

On June 3, 2013, Thor Wakarusa, LLC, a wholly-owned subsidiary of Thor, purchased a recreational vehicle production campus in Wakarusa, Indiana for $5,819. The purchase included land and production facilities, comprised of approximately one million square feet of total production space on more than 150 acres, along with certain related equipment, including more than 35 paint booths specifically designed for painting recreational vehicles. The Company plans to use the facilities for motorized recreational vehicle production to better meet current and expected demand, and to vertically integrate certain paint operations through one of its towable recreational vehicle subsidiaries.

Subsequent to our year end, on August 30, 2013, the Company acquired the assets of recreational vehicle manufacturer Livin’ Lite, located in Wakarusa, Indiana, through a wholly-owned subsidiary for cash consideration of approximately $18,000, subject to working capital adjustments. The Company purchased the assets to expand its recreational vehicle market share and complement its existing brands with Livin’ Lite’s advanced lightweight product offerings. Under our ownership, Livin’ Lite will continue as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

Discontinued Operations

On July 31, 2013, we entered a definitive Stock Purchase Agreement to sell our bus business to Allied Specialty Vehicles, Inc. (“ASV”) for $100 million in cash, subject to closing adjustments including working capital changes from April 30, 2013 until closing. The sale is subject to customary closing conditions and is expected to be completed by November 1, 2013. Thor’s bus business includes Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National California, Inc., and El Dorado National Kansas, Inc. As a result of our plan to divest the bus business, the assets and liabilities of the bus business are reported as assets or liabilities of discontinued operations in the Consolidated Balance Sheet as of July 31, 2013 and the results of operations as income from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2013, 2012, and 2011. Discontinued operations also reflect the results of the ambulance product line, through the date of its sale on April 30, 2013. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for further information.

Recreational Vehicles

Thor is one of the largest unit and revenue manufacturers of recreational vehicles (“RVs”) in North America based on retail statistics published by Statistical Surveys, Inc. and other reported data.

Airstream

Our Airstream subsidiary manufactures and sells premium quality travel trailers and motorhomes. Airstream vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream International, Classic Limited, Sport, Flying Cloud, Land Yacht and Eddie Bauer. Airstream also sells the Interstate Class B motorhome.

CrossRoads

Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under the trade names Cruiser, Rushmore, Zinger, Elevation, and Sunset Trail and luxury fifth wheels under the trade name Redwood.

Dutchmen

Our Dutchmen subsidiary manufactures and sells conventional travel trailers, fifth wheels and park models primarily under the trade names Dutchmen, Aerolite, Kodiak, Denali, Komfort, Voltage, Aspen Trail, Coleman and Infinity.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Chateau, Daybreak, Challenger, Tuscany, Outlaw, Palazzo and A.C.E.

Keystone

Our Keystone subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hornet, Sprinter, Outback, Laredo, Alpine, Bullet, Fuzion, Raptor, Passport and Cougar.

Heartland

Our Heartland subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Sundance, Elk Ridge, Trail Runner, Cyclone, Prowler and Wilderness.

Product Line Sales and Segment Information

We have two reportable segments: 1) towable recreational vehicles and 2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream, CrossRoads, Dutchmen, Heartland (since its acquisition on September 16, 2010) and Keystone. The motorized recreational vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream and Thor Motor Coach.

The table below sets forth the contribution of each of the Company’s segments to net sales in each of the last three fiscal years:

	2013 Amount	%	2012 Amount	%	2011 Amount	%
Recreational Vehicles:
Towables	$2,650,253	82	$2,285,863	87	$1,977,416	84
Motorized	591,542	18	353,935	13	363,026	16

Total Net Sales	$3,241,795	100	$2,639,798	100	$2,340,442	100

Recreational Vehicles

Overview

We manufacture and sell a wide variety of recreational vehicles throughout the United States and Canada, as well as related parts and accessories. Recreational vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (“RVIA”) and park model classifications are based upon standards established by the Recreation Park Trailer Industry Association (“RPTIA”). The principal types of recreational vehicles that we produce include conventional travel trailers, fifth wheels, park models, and Class A, Class C and Class B motorhomes.

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for camping and vacationing purposes. We produce “conventional” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to a receiver in the bed area of the pickup truck.

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

Class A motorhomes, constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are built on a Ford, General Motors or Mercedes Benz small truck or van chassis which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for camping and vacationing purposes.

Production

In order to minimize finished inventory, our recreational vehicles generally are produced to dealer order. Our facilities are designed to provide efficient assembly line manufacturing of products. Capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities and equipment.

We purchase in finished form many of the components used in the production of our recreational vehicles. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers. We believe that, except for chassis and key towable RV components sourced from a major supplier, Drew Industries, Inc. (“Drew”), substitute sources for raw materials and components are available with no material impact on our operations.

Our relationship with our chassis suppliers is similar to our other vendor relationships in that no long-term contractual commitments are engaged in by either party. Historically, Ford and General Motors resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are based on the volume of chassis previously purchased. Sales of motorhomes rely on these chassis and are affected accordingly. Recent limitations in the availability of certain motorhome chassis have hindered our ability to increase production levels and are anticipated to continue at least through early calendar year 2014. To date, we have not experienced any unusual cost increases from our chassis suppliers.

Generally, all of our operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering improvements.

Seasonality

Since recreational vehicles are used primarily by vacationers and campers, our recreational vehicle sales are seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, recreational vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

We market our recreational vehicles through independent dealers located throughout the United States and Canada. Each of our recreational vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2013, there were approximately 1,900 dealerships carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers we work with provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are targeted to be competing against competitors’ products in similar price ranges rather than against our other products. Park models are typically sold by park model dealers as well as by some travel trailer dealers.

Each of our recreational vehicle operating subsidiaries has an independent sales force to call on their dealers. Our most important sales promotions occur at the major recreational vehicle shows which take place throughout the year at different locations across the country. We benefit from the recreational vehicle awareness advertising and major marketing programs sponsored by the RVIA in national print media and television. We engage in a limited amount of consumer-oriented advertising for our recreational vehicles, primarily through industry magazines, product brochures, direct mail advertising campaigns and the internet.

In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, credit worthiness, reputation, experience and ability to provide service. Many of our dealers carry the recreational vehicle lines of one or more of our competitors. Generally, each of our operating subsidiaries has sales agreements with their dealers and these agreements are subject to annual review.

During fiscal 2013, 2012 and 2011, one of our dealers, FreedomRoads, LLC, accounted for 17%, 14% and 14% of our continuing consolidated net sales, respectively. This dealer also accounted for 24% of the Company’s continuing consolidated trade accounts receivable at July 31, 2013 and 23% at July 31, 2012.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, for a period of up to 18 months after a unit is financed, and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company. The losses incurred due to repurchase were $906, $360 and $853 in fiscal 2013, 2012 and 2011, respectively.

Backlog

As of July 31, 2013, the backlog for towable and motorized recreational vehicle orders was $228,416 and $213,116, respectively, compared to $224,603 and $110,757, respectively, at July 31, 2012. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreational vehicle business our manufacturing time is relatively short. The existing backlog of towable and motorized recreational vehicles is expected to be filled in fiscal 2014.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Product Warranties

We generally provide retail purchasers of our recreational vehicles with a one-year limited warranty against defects in materials and workmanship and a standard two-year limited warranty on certain major components separately warranted by the suppliers of these components. The chassis and engines of our motorhomes are warranted for three years or 36,000 miles by their manufacturers.

Regulation

We are subject to the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for recreational vehicles and recreational vehicle components which have been promulgated thereunder by the U.S. Department of Transportation. Because of our sales in Canada, we are also governed by similar laws and regulations issued by the Canadian government.

We are a member of the RVIA, a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards. We place an RVIA seal on each of our recreational vehicles to certify that the RVIA’s standards have been met.

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

Competition

The recreational vehicle industry is generally characterized by ease of entry, although the codes, standards and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. The recreational vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles. There are approximately 70 RV manufacturers in the U.S. and Canada.

Our primary competitors within the towables segment include Forest River, Inc. and Jayco, Inc. while our primary competitors within the motorized segment are Winnebago Industries, Inc. and Forest River, Inc. We estimate that we are one of the largest recreational vehicle manufacturers in terms of units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2013 our U.S. market share for travel trailers and fifth wheels is approximately 37% and our U.S. market share for motorhomes is approximately 25%.

Trademarks and Patents

We have registered United States trademarks, Canadian trademarks, certain international trademarks and licenses carrying the principal trade names and model lines under which our products are marketed. We hold and protect certain patents related to our business. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2013, our continuing operations employed approximately 8,300 full-time employees in the United States, of which approximately 940 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information about Foreign and Domestic Operations and Export Sales

Export sales, primarily to Canada, from our continuing U.S. operations were $537,374, $456,073 and $428,907 in fiscal 2013, 2012 and 2011, respectively.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, restrictive lending practices, recent management changes, the success of new product introductions, the pace of acquisitions, the impact of the divestiture of the Company’s bus businesses, asset impairment charges, cost structure improvements, competition and general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A. RISK FACTORS below. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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

ITEM  1A. RISK FACTORS

The following risk factors, which relate to our continuing operations, should be considered carefully in addition to the other information contained in this filing.

The risks and uncertainties described below are not the only ones we face and represent some of the risks that our management believes are material to our Company and our business. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed.

Risks Relating To Our Business

The industry in which we operate is highly competitive.

The industry that we are engaged in is highly competitive and we have numerous existing and potential competitors. The recreational vehicle industry is generally characterized by ease of entry, although the codes, standards and safety requirements introduced in recent years are a deterrent to new competitors. The need to develop an effective dealer network also acts as a barrier to entry. Competition is based upon price, design, value, quality and service. Competitive pressures have, from time to time, resulted in a reduction of our profit margins. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to ours or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.

Our business is cyclical and this can lead to fluctuations in our operating results.

The recreational vehicle industry in which we operate is cyclical and there can be substantial fluctuations in our production levels, shipments and operating results. Consequently, the results for any prior period may not be indicative of results for any future period.

Our business is seasonal and this leads to fluctuations in sales, production and net income.

We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, demand in the recreational vehicle industry generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of shipments from one quarter to another.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific factors affecting our business include:

—	overall consumer confidence and the level of discretionary consumer spending;

—	inventory levels, including the level of retail sales by our dealers;

—	general economic, market and political conditions;

—	demographics, such as the retirement of “baby boomers”;

—	interest rates and the availability of credit;

—	employment trends;

—	industry demand; and

—	increases in raw material costs.

The loss of our largest dealer could have a significant effect on our business.

FreedomRoads, LLC, accounted for 17% of our consolidated net sales for fiscal 2013. The loss of this dealer could have a significant adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

Certain of our notes receivable may have collectability risk.

In January 2009, we entered into two credit agreements, for $10,000 each, with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “January 2009 Loan Borrowers”), pursuant to which $4,000 of original principal is outstanding as of July 31, 2013 and due on January 15, 2014.

In addition, in December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $8,500 of original principal is outstanding as of July 31, 2013 with the final payment due on August 30, 2015.

The January 2009 Loan Borrowers and the December 2009 Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC, our largest dealer.

While we believe that the notes receivable from the January 2009 and December 2009 Loan Borrowers are collectable, deterioration in the liquidity or credit worthiness of the January 2009 Loan Borrowers or the December 2009 Loan Borrowers could impact the collectability of the notes receivable.

Fuel shortages, or high prices for fuel, could have a negative effect on sales of our recreational vehicles.

Gasoline or diesel fuel is required for the operation of our vehicles. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel and substantial increases in the price of fuel have had a material adverse effect on the recreational vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.

Our business is affected by the availability and terms of financing to dealers and retail purchasers.

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, two of the major financial flooring institutions held approximately 86% of our portion of our dealers’ total floored dollars outstanding at July 31, 2013. Substantial increases in interest rates and decreases in the general availability of credit have also had an adverse impact upon our business and results of operations in the past and may do so in the future. In particular, credit availability may have a significant impact on our business. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our profitability.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

We cannot be certain that historical consumer preferences for our products in general, and recreational vehicles in particular, will remain unchanged. We believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Delays in the introduction or market acceptance of new models, designs or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, there can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

If the frequency and size of product liability and other claims against us rise, our business, results of operations and financial condition may be harmed.

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including wrongful death, personal injury and warranties. We generally self-insure our product liability and other claims and also purchase product liability and other insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. We have a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. Beginning April 1, 2012, this SIR for bus related matters is $7,500 per occurrence. In accordance with the Stock Purchase Agreement with ASV, dated July 31, 2013, we retain the SIR for any bus related occurrence prior to the closing date.

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

The introduction of new models is critical to our future success. We may incur unexpected expenses, however, when we introduce new models. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the recreational vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products, we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreational vehicles, or incurred substantially greater discounting to resell these units in the future, this would increase our costs. In difficult economic times this amount could increase significantly compared to recent years.

For some of our components, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components at competitive prices which would decrease our margins.

Most components are readily available from a variety of sources. However, a few components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of 1) motorized chassis, where Ford Motor Company and General Motors are dominant suppliers, and 2) windows and doors, chassis and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where Drew Industries is a major supplier for these items within the RV industry.

The recreational vehicle industry as a whole has, from time to time, experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motorhome chassis, or if, as a group, all of our chassis suppliers significantly reduced the availability of chassis to the industry; our business could be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of Ford Motor Company, General Motors or other chassis suppliers, could have a material adverse effect on our sales. If the condition of the U.S. auto industry were to significantly deteriorate, this could result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources. Recent limitations in the availability of certain motorhome chassis have hindered our ability to increase production levels and are anticipated to continue through early calendar year 2014.

Drew Industries is a major supplier of a number of key components of our recreational vehicles such as windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture. We have not experienced any significant shortages or delays in delivery related to these items; however, if industry demand were to increase faster than Drew Industries can respond, or other factors impact their ability to continue to supply our needs for these key components, our business could be adversely affected.

Finally, as is standard in the industry, arrangements with chassis and other suppliers such as Ford Motor Company, General Motors and Drew Industries are terminable at any time by either our Company or the supplier. If we cannot obtain an adequate supply of chassis or key components, this could result in a decrease in our sales and earnings.

Our business is subject to numerous federal, state and local regulations.

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for vehicles and components which have been promulgated under the NTMVSA by the Department of Transportation. The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our Company.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws”. Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations.

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

Compliance with conflict mineral disclosure requirements will create additional compliance cost and may create reputational challenges.

Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will necessitate due diligence efforts by the Company to assess whether such minerals are used in our products in order to make the relevant required disclosures beginning in May 2014. There will be costs associated with complying with these new disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. The Company monitors its policies, procedures and controls; however, there can be no assurance that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

Interruption of information service or misappropriation or breach of our cyber systems could cause disruption and damage to our reputation.

Our business relies on information systems and other technology (“information systems”) to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems to report and audit our operational results. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established backup and disaster recovery procedures. Our business processes and operations may, however, be negatively impacted in the event of substantial disruption of service. Further, misuse, leakage or falsification of information could result in a violation of privacy laws and damage to our reputation which could, in turn, have a negative impact on our results.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on certain trademarks and patents, including contractual rights with third parties. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation. This could result in a diversion of resources. The inability to protect our intellectual property rights could have a material adverse effect on our business. We may also be subject to claims by third parties, seeking to enforce their claimed intellectual property rights.

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

We rely upon the knowledge, experience and skills of our employees to compete effectively in our business and manage our operations. In addition, our future success will depend on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel. Upon the departure of key employees, our success may depend upon the existence of adequate succession plans. The loss of key employees or the failure to attract or retain employees could have a material adverse effect on us in the event that our succession plans prove inadequate. If we are unable to attract and retain qualified employees, our operations could be materially adversely affected.

The sale of our bus business may not close in the anticipated timeframe, or at all, or we may encounter unanticipated closing adjustments.

On July 31, 2013, we entered into a definitive agreement to sell our bus business to ASV for $100 million in cash, subject to closing adjustments including working capital changes until closing. The transaction is expected to close on or before November 1, 2013. Unanticipated closing or post-closing adjustments could have a material adverse effect on our financial condition and liquidity. The failure of the transaction to close or close in the expected timeframe could also have a material adverse effect on our results.

Planned re-configuration, relocation or expansion of certain production operations may incur unanticipated costs or delays that could adversely affect operating results.

The development and expansion of certain products and models require the re-configuration, relocation or expansion of certain production operations. Such activities may be delayed or incur unanticipated costs which could have a material adverse effect on our operating results and financial condition.

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

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2013, we own or lease approximately 7,318,000 square feet of manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2013:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream) (A)(B)	Owned	9	299,000
Middlebury, IN (Dutchmen) (A)	Owned	1	90,000
Burley, ID (Dutchmen) (A)	Owned	5	162,000
Goshen, IN (Dutchmen) (A)	Owned	7	387,000
Bristol, IN (Dutchmen) (A)(C)	Owned	1	54,000
Syracuse, IN (Dutchmen) (A)	Owned	1	50,000
Clackamas, OR (Dutchmen) (A)	Owned	1	107,000
Nappanee, IN (Dutchmen) (A)	Owned	2	144,000
Elkhart, IN (Thor Motor Coach) (B)	Owned	13	711,000
Elkhart, IN (Thor Motor Coach) (B)	Leased	1	23,000
Topeka, IN (CrossRoads) (A)	Owned	7	386,000
Syracuse, IN (CrossRoads) (A)	Owned	3	134,000
Elkhart, IN (Heartland) (A)	Owned	8	587,000
Elkhart, IN (Heartland) (D)	Owned	2	68,000
Elkhart, IN (Heartland) (A)	Leased	4	234,000
Goshen, IN (Keystone) (A)	Owned	17	1,468,000
Pendleton, OR (Keystone) (A)	Owned	4	399,000
RV Subtotal		86	5,303,000
Corporate:
Elkhart, IN	Owned	2	24,000
Wakarusa, IN (to be utilized by Keystone, Thor Motor Coach)	Owned	19	1,162,000
Corporate Subtotal		21	1,186,000
Buses (Discontinued Operations):
Salina, KS (ElDorado Kansas)	Owned	2	255,000
Riverside, CA (ElDorado California)	Owned	1	227,000
Imlay City, MI (Champion Bus)	Owned	3	186,000
Elkhart, IN (Goshen Coach)	Owned	3	161,000
Buses Subtotal		9	829,000

Total		116	7,318,000

(A)   Included in the towable recreational vehicles reportable segment.

(B)   Included in the motorized recreational vehicles reportable segment.

(C)   These locations are vacant and have been placed on the market.

(D)   These locations are vacant and being held for future use.

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

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally alleged that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs allege various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”). After denying class certification, the MDL Court commenced hearing both bellwether jury trials and bellwether summary jury trials.

In January and February of 2012, the Company’s RV subsidiaries involved in the MDL proceedings participated in mediation and reached agreements in principle to resolve the litigation. On March 27, 2012, Heartland and its insurance carriers entered into a Memorandum of Understanding (“MOU”) memorializing a settlement. On March 30, 2012, Thor Industries, Inc., for itself and on behalf of its other RV subsidiaries involved in the MDL proceeding, and its insurance carriers, entered into an MOU memorializing a settlement reached in February 2012.

The Company and its RV subsidiaries involved in the MDL proceeding, their respective insurance carriers, several unaffiliated manufacturers of RVs and their insurers, and legal representatives of the plaintiffs each executed a Stipulation of Settlement in April 2012 (the “Stipulation of Settlement”).

On June 1, 2012, the Company paid $4,700 into the Registry of the United States District of Louisiana. This payment represents final payment of the Company and its subsidiaries’ obligation under the Stipulation of Settlement.

On September 27, 2012, after counsel for the plaintiffs produced the list of members of the class who requested exclusion from the proposed settlement, the MDL Court conducted a Fairness Hearing during which final approval of the proposed settlement was evaluated. On that same date, the Court approved the settlement and entered a final, appealable order dismissing all of the claims pending in the MDL litigation. Because no plaintiffs with claims against the Company or any of its subsidiaries opted out of the settlement, this order, in the absence of any filed appeal, effectively ends the litigation against the Company and its subsidiaries.

After no appeal was taken in relation to the claims against the Company or its subsidiaries, the MDL Court appointed a Special Master to allocate all pending settlements. On March 29, 2013, the MDL Court approved a methodology pertaining to the allocation of the settlements. On April 2, 2013, the Special Master filed a motion before the MDL Court seeking to establish an allocation and objection procedure. As mentioned above, the Company and all of its subsidiaries involved in this litigation have fully funded the settlements by depositing the agreed upon amounts into the Registry of the United States District of Louisiana.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$38.93	$26.93	$29.08	$17.62
Second Quarter	45.75	35.77	31.82	22.25
Third Quarter	42.67	34.51	34.56	29.81
Fourth Quarter	55.77	36.40	34.70	26.27

Holders

As of September 13, 2013, the number of holders of record of the Common Stock was 109.

Dividends

In fiscal 2013, we paid a $0.18 per share dividend in each quarter and a $1.50 special dividend in the second quarter. In fiscal 2012, we paid a $0.15 per share dividend in each quarter.

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

Equity Compensation Plan Information – see ITEM 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2013(1)	2012	2011(2)(3)(4)	2010(4)(5)	2009(6)
Income statement data:
Net sales	$3,241,795	$2,639,798	$2,340,442	$1,848,549	$1,115,006
Net income from continuing operations	151,676	111,435	91,647	91,224	2,452
Net income	152,862	121,739	106,273	110,064	17,143
Earnings per common share from continuing operations:
Basic	2.86	2.07	1.66	1.72	0.04
Diluted	2.86	2.07	1.66	1.72	0.04
Earnings per common share:
Basic	2.88	2.26	1.92	2.08	0.31
Diluted	2.88	2.26	1.92	2.07	0.31
Dividends declared and paid per common share	2.22	0.60	0.40	0.78	0.28
Balance sheet data:
Total assets	$1,328,268	$1,243,054	$1,198,070	$964,073	$951,124

(1)

Includes non-cash goodwill and intangible asset impairments of $6,810 and $4,715, respectively, associated with a subsidiary in our discontinued bus business, and a non-cash long-lived asset impairment of $2,000 associated with a subsidiary in our towables segment.

(2)	Includes non-cash trademark impairments of $2,036 and $1,430 for trademarks associated with subsidiaries in our motorized segment and discontinued bus business, respectively.

(3)	Includes expenses of $6,333 attributable to legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of an SEC matter.

(4)	Includes gains on the involuntary conversion of assets of $9,417 and $7,593 in 2011 and 2010, respectively, related to the fiscal 2010 fire at a subsidiary in our discontinued bus business.

(5)	Includes a non-cash trademark impairment of $500 for a trademark associated with a subsidiary in our towables segment.

(6)	Includes non-cash goodwill and trademark impairments of $9,717 and $564, respectively, for goodwill and trademarks associated with subsidiaries in our motorized segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in ITEM 8 of this Report.

Our MD&A discussion focuses on our ongoing operations. Discontinued operations are excluded from our MD&A discussion except as indicated otherwise.

Executive Overview

We were founded in 1980 and have grown to be one of the largest manufacturers of RVs in North America. Our U.S. market share in the travel trailer and fifth wheel portion of the towable segment is approximately 37% for the calendar year to date period ended June 30, 2013. In the motorized segment of the RV industry, we have a U.S. market share of approximately 25% for the calendar year to date period ended June 30, 2013.

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

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry through product innovation, service to our customers, manufacturing quality products, improving our facilities and processes and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

We generally rely on internally generated cash flows from continuing operations to finance our growth. Capital acquisitions of $24,190 in fiscal 2013 were made primarily for RV plant and office additions and to replace machinery and equipment used in the ordinary course of business.

Discontinued Operations

On July 31, 2013, we entered a definitive Stock Purchase Agreement to sell our bus business to Allied Specialty Vehicles, Inc. (“ASV”) for $100 million in cash, subject to closing adjustments, including working capital changes from April 30, 2013 until closing. The sale is subject to customary closing conditions and is expected to be completed by November 1, 2013. Thor’s bus business includes Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National California, Inc., and El Dorado National Kansas, Inc. As a result of our plan to divest the bus business, the assets and liabilities of the bus business are reported as assets or liabilities of discontinued operations in the Consolidated Balance Sheet as of July 31, 2013 and the results of operations as income from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2013, 2012, and 2011. Discontinued operations also reflect the results of the ambulance product line, through the date of its sale on April 30, 2013. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for further information. The following table summarizes the results of discontinued operations:

	2013	2012	2011
Discontinued Operations:
Net sales	$ 448,385	$ 444,862	$ 415,066

Operating income of discontinued operations	$ 12,080	$ 15,303	$ 12,303
Gain on involuntary conversion	–	–	9,417
Impairment charges	11,525	–	1,430
Income tax benefit (expense)	631	(4,999)	(5,664)
Income from discontinued operations, net of taxes	$ 1,186	$ 10,304	$ 14,626

Other Significant Events

During the year ended July 31, 2012, we purchased a combined total of 3,000,000 shares of the Company’s common stock and held them as treasury stock at a total cost of $77,000. Of the 3,000,000 shares, 2,000,000 were repurchased from the Estate of Wade F.B. Thompson (the “Estate”) in two separate private transactions at a total cost of $48,500. Both of these transactions were evaluated and approved by members of our board of directors who are not affiliated with the Estate. In a third separate private transaction, we repurchased 1,000,000 shares from Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. at a total cost of $28,500. We used available cash to purchase all of these shares, which collectively represented 5.4% of our issued and outstanding common stock prior to the repurchases. Each of these transactions is more fully discussed in Note 15 to the Consolidated Financial Statements.

On September 16, 2010, we acquired 100% of Towable Holdings, Inc., the parent company of Heartland Recreational Vehicles, LLC (“Heartland”), pursuant to a stock purchase agreement. Heartland is located in Elkhart, Indiana and is a major manufacturer of towable recreational vehicles. Under our ownership, Heartland continues as an independent operation, in the same manner as our existing recreational vehicle companies, and its operations are included in our Towables reportable segment.

Industry Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one month lag and represents the manufacturers’ RV production and delivery to dealers. In addition, the Company also monitors monthly retail sales trends as reported by Statistical Surveys, Inc., whose data is typically issued on a month and a half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers remaining optimistic yet cautious in advance of the RV Open House in September 2013. RV dealer inventory of Thor products as of July 31, 2013 increased 16.9% to 57,473 units from 49,166 units as of July 31, 2012. Thor’s RV backlog as of July 31, 2013 increased 32% to $441,532 from $335,360 as of July 31, 2012.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year through June 30,
	2013	2012	Increase	Change
Towables - Units (1)	146,680	131,497	15,183	11.5%
Motorized - Units	19,472	14,576	4,896	33.6%

Total	166,152	146,073	20,079	13.7%

  (1) Excluding camping trailers and truck campers, which we did not manufacture in fiscal 2013 and fiscal 2012.

According to the RVIA, calendar year 2013 wholesale shipments for all RV categories are forecast to total 319,300 units, an 11.7% increase over calendar year 2012, with most of the 2013 unit growth expected in travel trailers and fifth wheels. Calendar year 2013 motorized unit shipments are forecasted to increase 31.6% over calendar year 2012. Travel trailers and fifth wheels are expected to account for 84% of all RV shipments in 2013. The outlook for calendar 2013 growth in RV sales is based on rising consumer confidence, rising home and stock values, improved credit availability and continued slow gains in job and income prospects. RVIA has also forecast that 2014 calendar year shipments will total 334,300 units, a 4.7% increase from the expected 2013 wholesale shipments.

Industry Retail Statistics – Calendar YTD

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc., are as follows:

	U.S. and Canada Retail Registrations
	Calendar Year through June 30,
	2013	2012	Increase	Change
Towables - Units (1)	136,037	124,359	11,678	9.4%
Motorized - Units	17,624	13,912	3,712	26.7%

Total	153,661	138,271	15,390	11.1%

(1) Excluding camping trailers, which we did not manufacture in fiscal 2013 and 2012.

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments, for the calendar year periods through June 30, 2013 and 2012, (using data to correspond to the industry periods denoted above) were as follows:

	U.S. and Canada Wholesale Shipments
	Calendar Year through June 30,
	2013	2012	Increase	Change
Towables - Units	55,033	50,706	4,327	8.5%
Motorized - Units	4,487	3,153	1,334	42.3%

Total	59,520	53,859	5,661	10.5%

Company Retail Statistics – Calendar YTD

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc. were as follows for the calendar year periods through June 30, 2013 and 2012 (to correspond to the industry periods denoted above):

	U.S. and Canada Retail Registrations
	Calendar Year through June 30,
	2013	2012	Increase	Change

Towables - Units	50,426	46,716	3,710	7.9%
Motorized - Units	4,344	2,894	1,450	50.1%

Total	54,770	49,610	5,160	10.4%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Fiscal Year

For the fiscal years ended July 31, 2013 and 2012, the Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Shipments
	Fiscal Year Ended July 31,
	2013	2012	Increase	Change
Towables - units	99,202	87,872	11,330	12.9%
Motorized - units	7,420	4,720	2,700	57.2%

Total	106,622	92,592	14,030	15.2%

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income, changes in interest rates, credit availability, the pace of recovery in the housing market, the impact of rising taxes and fuel prices. With continued improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see incremental improvements in RV sales and expect to benefit from our ability to increase production to meet increasing demand. In recent years, the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families. In addition, a positive longer-term outlook for the RV segment is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010 according to the RVIA.

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold. We have recently incurred modest increased costs in certain raw materials and components (wood and lumber products) and any future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to customers.

To date, we have not experienced any unusual cost increases from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. Recent limitations in the availability of certain motorized RV chassis have hindered our ability to increase production levels and are anticipated to continue through early calendar year 2014.

FISCAL 2013 VS. FISCAL 2012

	Fiscal 2013		Fiscal 2012		Change Amount	%
NET SALES
Recreational Vehicles
Towables	$2,650,253		$2,285,863		$364,390	15.9
Motorized	591,542		353,935		237,607	67.1

Total	$3,241,795		$2,639,798		$601,997	22.8

# OF UNITS
Recreational Vehicles
Towables	99,202		87,872		11,330	12.9
Motorized	7,420		4,720		2,700	57.2

Total	106,622		92,592		14,030	15.2

	Fiscal 2013	% of Segment Net Sales	Fiscal 2012	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreational Vehicles
Towables	$351,276	13.3	$283,039	12.4	$68,237	24.1
Motorized	73,263	12.4	36,491	10.3	36,772	100.8

Total	$424,539	13.1	$319,530	12.1	$105,009	32.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational Vehicles
Towables	$133,585	5.0	$114,080	5.0	$19,505	17.1
Motorized	29,354	5.0	18,016	5.1	11,338	62.9

Total Recreational Vehicles	162,939	5.0	132,096	5.0	30,843	23.3
Corporate	31,711	–	16,164	–	15,547	96.2

Total	$194,650	6.0	$148,260	5.6	$46,390	31.3

INCOME (LOSS) BEFORE INCOME TAXES
Recreational Vehicles
Towables	$205,724	7.8	$158,973	7.0	$46,751	29.4
Motorized	43,907	7.4	18,469	5.2	25,438	137.7

Total Recreational Vehicles	249,631	7.7	177,442	6.7	72,189	40.7
Corporate	(27,659)	–	(12,054)	–	(15,605)	129.5

Total	$221,972	6.8	$165,388	6.3	$56,584	34.2

ORDER BACKLOG	As of July 31, 2013		As of July 31, 2012		Change Amount	%
Recreational Vehicles
Towables	$228,416		$224,603		$3,813	1.7
Motorized	213,116		110,757		102,359	92.4

Total	$441,532		$335,360		$106,172	31.7

CONSOLIDATED

Consolidated net sales for fiscal 2013 increased $601,997, or 22.8%, compared to fiscal 2012. Consolidated gross profit for fiscal 2013 increased $105,009, or 32.9%, compared to fiscal 2012. Consolidated gross profit was 13.1% of consolidated net sales for fiscal 2013 compared to 12.1% of consolidated net sales for fiscal 2012. Selling, general and administrative expenses for fiscal 2013 increased 31.3% compared to fiscal 2012. Income before income taxes for fiscal 2013 was $221,972 as compared to $165,388 in fiscal 2012, an increase of 34.2%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs in selling, general and administrative expenses were $31,711 for fiscal 2013 compared to $16,164 for fiscal 2012. The increase of $15,547 is primarily attributable to increased compensation related costs of $7,671, which included an increase of $4,177 in bonus expenses due to increased consolidated income before income taxes and certain management changes. Other compensation and stock-based compensation also increased $1,573 and $1,921 respectively, which included one-time separation costs of $850 and $256, respectively.

Corporate product liability insurance costs also increased $3,232, largely due to favorable adjustments in the prior year to the Company’s actuarially determined product liability reserve resulting from favorable historical claims experience and allocations of $750 to the towables segment and $1,500 to the discontinued bus business for claims activity previously reserved at Corporate. Employee related workers compensation and group insurance costs also increased $2,622. In addition, costs related to the Corporate repurchase reserve required for vehicle repurchase commitments increased $850 primarily due to increased standby repurchase obligations in correlation with increased sales and dealer inventory levels.

Corporate interest income and other income and expense was $4,052 of income in fiscal 2013 compared to $4,110 of income for fiscal 2012. The $58 decrease in income is primarily due to a decrease in overall interest income of $1,070, primarily due to reduced interest income on our notes receivable due to lower note balances. This decrease was partially offset by an increase of $1,012 in other income, principally due to market value appreciation on the Company’s deferred compensation plan assets of $1,355 in fiscal 2013 as compared with $311 in fiscal 2012, a favorable increase of $1,044.

The overall annual effective tax rate for fiscal 2013 was 31.7% on $221,972 of income before income taxes, compared to 32.6% on $165,388 of income before income taxes for fiscal 2012. The primary reason for the decrease in the overall effective income tax rate was the larger favorable settlements of certain uncertain tax positions that occurred in the fiscal year ended July 31, 2013 compared to the fiscal year ended July 31, 2012. The Company also recorded a tax benefit in fiscal 2013 from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on January 2, 2013.

The changes in costs and price within our business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2013 vs. Fiscal 2012

	Fiscal 2013	% of Segment Net Sales	Fiscal 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$1,286,000	48.5	$1,068,350	46.7	$217,650	20.4
Fifth Wheels	1,343,492	50.7	1,195,235	52.3	148,257	12.4
Other	20,761	0.8	22,278	1.0	(1,517)	(6.8)

Total Towables	$2,650,253	100.0	$2,285,863	100.0	$364,390	15.9

	Fiscal 2013	% of Segment Shipments	Fiscal 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	65,153	65.7	55,518	63.2	9,635	17.4
Fifth Wheels	33,455	33.7	31,653	36.0	1,802	5.7
Other	594	0.6	701	0.8	(107)	(15.3)

Total Towables	99,202	100.0	87,872	100.0	11,330	12.9

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:

% Increase
Towables
Travel Trailers	3.0
Fifth Wheels	6.7
Other	8.5
Total Towables	3.0

The increase in total towables net sales of 15.9% compared to the prior year period resulted from a 12.9% increase in unit shipments and a 3.0% increase in the impact of the change in the overall net price per unit.

The increase in the overall net price per unit within the travel trailer product lines of 3.0% is primarily due to selective net price increases and changes in product mix. The increase in the overall net price per unit within the fifth wheel product lines of 6.7% is due to customer preference toward units with additional features and upgrades compared to a year ago. Average fifth wheel selling prices have also increased due to the higher concentration of sales of luxury product lines and certain upscale toy hauler lines compared to the prior year. Selective net price increases were also implemented since the comparable prior year period. The “other” category relates to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the twelve month period ended July 31, 2013 was 13.9% compared to the same period last year according to statistics published by RVIA.

Cost of products sold increased $296,153 to $2,298,977, or 86.7% of towable net sales, for fiscal 2013 compared to $2,002,824, or 87.6% of towable net sales, for fiscal 2012. The change in material, labor, freight-out and warranty comprised $279,878 of the $296,153 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 81.2% in fiscal 2013 from 81.9% in fiscal 2012. This 0.7% decrease as a percentage of towable net sales is primarily due to the favorable impact of selective net price increases in fiscal 2013. Total manufacturing overhead increased $16,275 to $146,665 in fiscal 2013 compared to $130,390 in fiscal 2012 as a result of the increase in sales volume.

Variable costs in manufacturing overhead increased $16,147 to $136,251 or 5.1% of towable net sales for fiscal 2013 compared to $120,104 or 5.3% of towable net sales for fiscal 2012 due to increased production. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $128 to $10,414 in fiscal 2013 from $10,286 in fiscal 2012.

Towable gross profit increased $68,237 to $351,276, or 13.3% of towable net sales, for fiscal 2013 compared to $283,039, or 12.4% of towable net sales, for fiscal 2012. The increase in gross profit and gross profit percentage was due primarily to the 15.9% increase in net sales.

Selling, general and administrative expenses were $133,585, or 5.0% of towable net sales, for fiscal 2013 compared to $114,080, or 5.0% of towable net sales, for fiscal 2012. The primary reason for the $19,505 increase in selling, general and administrative expenses was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $15,202. Sales related travel, advertising and promotion costs also increased $1,081 in correlation with the increase in sales. Legal and professional fees and related settlement costs increased $1,657 in total.

Towable income before income taxes increased to 7.8% of towable net sales for fiscal 2013 from 7.0% of towable net sales for fiscal 2012. The primary factor for this increase in percentage was the impact of the 15.9% increase in net sales as noted above.

Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2013 vs. Fiscal 2012

	Fiscal 2013	% of Segment Net Sales	Fiscal 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$355,639	60.1	$214,713	60.7	$140,926	65.6
Class C	188,261	31.8	108,849	30.8	79,412	73.0
Class B	47,642	8.1	30,373	8.5	17,269	56.9

Total Motorized	$591,542	100.0	$353,935	100.0	$237,607	67.1

	Fiscal 2013	% of Segment Shipments	Fiscal 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	3,559	48.0	2,354	49.9	1,205	51.2
Class C	3,414	46.0	2,064	43.7	1,350	65.4
Class B	447	6.0	302	6.4	145	48.0

Total Motorized	7,420	100.0	4,720	100.0	2,700	57.2

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:

% Increase
Motorized
Class A	14.4
Class C	7.6
Class B	8.9
Total Motorized	9.9

The increase in total motorized net sales of 67.1% compared to the prior year period resulted from a 57.2% increase in unit shipments and a 9.9% overall increase in the impact of the change in the net price per unit resulting primarily from mix of product.

The overall market increase in unit shipments of motorhomes was 36.2% for the twelve month period ended July 31, 2013 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 14.4% is primarily due to increased sales of the generally larger and more expensive diesel units rather than the more moderately priced gas units compared to a year ago. The increase in the overall net price per unit within the Class C product line of 7.6% is primarily due to changes in product mix. Within the Class B product line, the increase in the overall net price per unit of 8.9% is due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold increased $200,835 to $518,279, or 87.6% of motorized net sales, for fiscal 2013 compared to $317,444, or 89.7% of motorized net sales, for fiscal 2012. The change in material, labor, freight-out and warranty comprised $196,366 of the $200,835 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 83.7% in fiscal 2013 from 84.4% in fiscal 2012. This decrease in percentage is primarily due to a decrease in the material cost percentage to net sales. Total manufacturing overhead costs increased $4,469 to $23,368 in fiscal 2013 compared to $18,899 in fiscal 2012 as a result of the increase in sales volume. Variable costs in manufacturing overhead increased $4,751 to $21,708, or 3.7% of motorized net sales, for fiscal 2013 compared to $16,957, or 4.8% of motorized net sales, for fiscal 2012. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $282 to $1,660 in fiscal 2013 from $1,942 in fiscal 2012, reflecting property tax reductions in fiscal 2013.

Motorized gross profit increased $36,772 to $73,263, or 12.4% of motorized net sales, for fiscal 2013 compared to $36,491, or 10.3% of motorized net sales, for fiscal 2012. The increases in gross profit and gross profit percentage were due primarily to the impact of the 67.1% increase in net sales as noted above.

Selling, general and administrative expenses were $29,354, or 5.0% of motorized net sales, for fiscal 2013 compared to $18,016, or 5.1% of motorized net sales, for fiscal 2012. The primary reason for the $11,338 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $9,915. Product liability and settlement related costs increased $687, and sales related travel, advertising and promotion costs increased $707 in correlation with the increase in sales.

Motorized income before income taxes was 7.4% of motorized net sales for fiscal 2013 and 5.2% of motorized net sales for fiscal 2012. This increase in percentage is primarily attributable to the favorable impact of the 67.1% increase in net sales noted above.

FISCAL 2012 VS. FISCAL 2011

	Fiscal 2012		Fiscal 2011		Change Amount	%
NET SALES
Recreational Vehicles
Towables	$2,285,863		$1,977,416		$308,447	15.6
Motorized	353,935		363,026		(9,091)	(2.5)

Total	$2,639,798		$2,340,442		$299,356	12.8

# OF UNITS
Recreational Vehicles
Towables	87,872		81,234		6,638	8.2
Motorized	4,720		4,975		(255)	(5.1)

Total	92,592		86,209		6,383	7.4

	Fiscal 2012	% of Segment Net Sales	Fiscal 2011	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreational Vehicles
Towables	$283,039	12.4	$264,698	13.4	$18,341	6.9
Motorized	36,491	10.3	34,238	9.4	2,253	6.6

Total	$319,530	12.1	$298,936	12.8	$20,594	6.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational Vehicles
Towables	$114,080	5.0	$109,005	5.5	$5,075	4.7
Motorized	18,016	5.1	19,421	5.3	(1,405)	(7.2)

Total Recreational Vehicles	132,096	5.0	128,426	5.5	3,670	2.9
Corporate	16,164	–	32,106	–	(15,942)	(49.7)

Total	$148,260	5.6	$160,532	6.9	$(12,272)	(7.6)

INCOME (LOSS) BEFORE INCOME TAXES
Recreational Vehicles
Towables	$158,973	7.0	$146,361	7.4	$12,612	8.6
Motorized	18,469	5.2	12,777	3.5	5,692	44.5

Total Recreational Vehicles	177,442	6.7	159,138	6.8	18,304	11.5
Corporate	(12,054)	–	(26,801)	–	14,747	55.0

Total	$165,388	6.3	$132,337	5.7	$33,051	25.0

ORDER BACKLOG	As of July 31, 2012		As of July 31, 2011		Change Amount	%
Recreational Vehicles
Towables	$224,603		$187,946		$36,657	19.5
Motorized	110,757		39,427		71,330	180.9

Total	$335,360		$227,373		$107,987	47.5

CONSOLIDATED

Consolidated net sales and consolidated gross profit for fiscal 2012 increased 12.8% and 6.9%, respectively, compared to fiscal 2011. Heartland, acquired in fiscal 2011, accounted for $83,485 of the $299,356 increase in consolidated net sales, as Heartland’s results include twelve months in the 2012 total as compared with ten and a half months in 2011 from the date of its acquisition by the Company. Consolidated gross profit for fiscal 2012 increased $20,594, or 6.9%, compared to fiscal 2011. Consolidated gross profit was 12.1% of consolidated net sales for fiscal 2012 compared to 12.8% of consolidated net sales for fiscal 2011. The 0.7% decrease in gross profit percentage was driven primarily by increased discounting and dealer incentive programs within the RV towable segment in the current year, as dealer and competitor pressures necessitated greater discounting and incentives to secure sales. Selling, general and administrative expenses for fiscal 2012 decreased 7.6% compared to fiscal 2011. Income before income taxes for fiscal 2012 was $165,388 as compared to $132,337 in fiscal 2011, an increase of 25.0%. The specifics on changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs in selling, general and administrative expenses were $16,164 for fiscal 2012 compared to $32,106 for fiscal 2011. This decrease of $15,942 is attributable to one-time legal and professional fees of $1,826 incurred in fiscal 2011 in connection with the Heartland acquisition and $4,249 in additional fees in fiscal 2011 related to the now completed SEC review. Product liability costs also decreased $2,805 primarily as a result of $750 being allocated to the towables segment and $1,500 being allocated to the discontinued bus business segment for claims activity previously reserved for at the Corporate level as part of the Company’s actuarially determined product liability reserve in fiscal 2012. In addition, there were favorable historical claims experience adjustments to our actuarially determined product liability reserve. Ongoing legal and other professional fees have also decreased $1,946. In addition, deferred compensation plan liability expense decreased $889 in tandem with the related decrease in deferred compensation plan asset value included in other income as discussed below. Stock option expense also decreased $2,019 due to management changes in the RV segments.

Corporate interest and other income was $4,110 in fiscal 2012 compared to $5,305 for fiscal 2011. The $1,195 decrease is primarily due to a reduction of $889 in other income, principally due to the market value appreciation on the Company’s deferred compensation plan assets being $311 in fiscal 2012 as compared to the greater appreciation of $1,200 in fiscal 2011. Interest income on our notes receivable decreased $315 due to lower note balances in fiscal 2012 as compared to fiscal 2011.

The overall annual effective tax rate for fiscal 2012 was 32.6% on $165,388 of income before income taxes, compared to 30.7% on $132,337 of income before income taxes for fiscal 2011. The primary reason for the increase in the overall effective income tax rate was the larger favorable settlement of certain uncertain tax positions that occurred in the fiscal year ended July 31, 2011 compared to the fiscal year ended July 31, 2012, as well as the expiration of certain tax credits in fiscal 2012 and the fiscal 2011 impact of the retroactive reinstatement of the federal research and development tax credit on December 17, 2010.

The changes in costs and price within our businesses due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreational Vehicles

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

The increase in total towables net sales of 15.6% compared to the prior year period resulted from an 8.2% increase in unit shipments and a 7.4% increase in the impact of the change in the net price per unit. Heartland accounted for $83,485 of the total $308,447 increase in towables net sales and for 1,695 of the 6,638 increase in total towable unit sales, as Heartland’s results include twelve months in fiscal 2012 as compared with the ten and a half months of operations in fiscal 2011 from the date of its acquisition.

The increase in the net price per unit within the travel trailer and fifth wheel product lines is due to customer preferences toward higher priced units with additional features and upgrades compared to fiscal 2011. In addition, average fifth wheel selling prices also increased due to the introductions of the Redwood and other luxury product lines and certain upscale toy hauler lines since the spring of 2011. Selling price increases were implemented for many models within both the travel trailer and fifth wheel product lines since the spring of 2011. These increases were partially offset by increased discounting and dealer sales incentive programs, including interest reimbursement programs, as compared to the prior year period, which effectively reduces the net sales price per unit. The “other” category relates primarily to sales in the park model industry.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the twelve month period ended July 31, 2012 was 10.9% compared to the same period in fiscal 2011 according to statistics published by RVIA.

Cost of products sold increased $290,106 to $2,002,824, or 87.6% of towable net sales, for fiscal 2012 compared to $1,712,718, or 86.6% of towable net sales, for fiscal 2011. The change in material, labor, freight-out and warranty comprised $277,602 of the $290,106 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales increased to 81.9% in fiscal 2012 from 80.7% in fiscal 2011. This 1.2% increase as a percentage of towable net sales is partially due to an increase in discounting in fiscal 2012, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage to net sales.

Product mix, material cost increases and higher warranty costs due to increasing product complexities also contributed to this percentage increase. Total manufacturing overhead increased $12,504 to $130,390 in fiscal 2012 compared to $117,886 in fiscal 2011. Variable costs in manufacturing overhead increased $14,041 to $120,104 or 5.3% of towable net sales for fiscal 2012 compared to $106,063 or 5.4% of towable net sales for fiscal 2011 due to increased production. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $1,537 to $10,286 in fiscal 2012 from $11,823 in fiscal 2011 reflecting property tax assessment reductions in fiscal 2012.

Towable gross profit increased $18,341 to $283,039, or 12.4% of towable net sales, for fiscal 2012 compared to $264,698, or 13.4% of towable net sales, for fiscal 2011. The increase in gross profit was due primarily to the 8.2% increase in unit sales volume, whereas the decrease in gross profit percentage was primarily due to the increased discounting in fiscal 2012 and the increase in cost of products as a percentage of net sales noted above.

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

Motorized Recreational Vehicles

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

The overall market decrease in unit shipments of motorhomes was 12.2% for the twelve month period ended July 31, 2012 compared to the same period in fiscal 2011 according to statistics published by RVIA.

The overall minimal increase in the net price per unit within the Class A product line is primarily due to the fiscal 2012 sales mix of the more moderately priced gas units as compared to the generally larger and more expensive diesel units remaining consistent with the prior year. Overall, Class A gas unit prices increased slightly while overall Class A diesel prices decreased slightly. The slight increase in the net price per unit within the Class C product line is due to the impact of a smaller concentration of lower priced rental units being sold in fiscal 2012. Within the Class B product line, the increase in the net price per unit is due to a greater concentration of higher priced models in fiscal 2012.

Cost of products sold decreased $11,344 to $317,444, or 89.7% of motorized net sales, for fiscal 2012 compared to $328,788, or 90.6% of motorized net sales, for fiscal 2011. The change in material, labor, freight-out and warranty comprised $9,937 of the $11,344 decrease in cost of products sold and was due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 84.4% in fiscal 2012 from 85.0% in fiscal 2011. Total manufacturing overhead costs decreased $1,407 to $18,899 in fiscal 2012 compared to $20,306 in fiscal 2011. Variable costs in manufacturing overhead decreased $895 to $16,957, or 4.8% of motorized net sales, for fiscal 2012 compared to $17,852, or 4.9% of motorized net sales, for fiscal 2011. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, decreased $512 to $1,942 in fiscal 2012 from $2,454 in fiscal 2011.

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

Financial Condition and Liquidity

As of July 31, 2013, we had cash and cash equivalents of $236,601 compared to $218,642 on July 31, 2012. The components of the $17,959 increase are described in more detail below, but the increase is primarily due to the $145,066 provided by operations in fiscal 2013, while $24,305 was used for capital expenditures and $117,687 was used for the payment of cash dividends to our stockholders, which included regular quarterly dividends totaling $38,162 and a special dividend of $79,525.

Working capital at July 31, 2013 was $469,032 compared to $373,796 at July 31, 2012. Capital acquisitions of $24,190 (includes $420 for discontinued operations) for the fiscal year ended July 31, 2013 were made primarily to purchase land and buildings to expand our RV operations and replace machinery and equipment used in the ordinary course of business.

In fiscal year 2014, we anticipate the sale of our bus business, which is expected to close on or before November 1, 2013, to result in a one-time cash inflow of approximately $100 million, subject to closing adjustments including working capital changes until closing. We believe our on hand cash and cash equivalents, and funds generated from continuing operations and the sale of the bus business, will be sufficient to fund expected future operational requirements. We have relied on internally generated cash flows from operations to finance substantially all our growth. We may, however, consider debt to make an acquisition.

Our three main priorities for the use of current and future available cash include growing our core RV business, both organically and through acquisitions, maintaining and growing our regular dividends over time, and strategic share repurchases or special dividends as determined by the Company’s Board.

In regard to growing our business, we anticipate capital expenditures in fiscal 2014 of approximately $24,000, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. In addition, subsequent to our 2013 fiscal year end we spent approximately $18,000, subject to working capital adjustments, for the asset acquisition of recreational vehicle manufacturer Livin’ Lite as disclosed in Note 16 to the Consolidated Financial Statements. We will consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

Relative to regular dividends, the Company’s Board currently intends to continue quarterly cash dividend payments in the future. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors. There are no limitations on the Company’s ability to pay dividends pursuant to any credit facility.

Future purchases of the Company’s common stock or special cash dividends may occur as determined by the Board based upon market and business conditions, and excess cash availability, subject to applicable legal limitations.

Operating Activities

Net cash provided by operating activities for fiscal 2013 was $145,066 compared to net cash provided by operating activities of $118,841 for fiscal 2012. The combination of net income and non-cash items (primarily depreciation, amortization, impairments, stock-based compensation and deferred income taxes) provided $184,239 of operating cash for fiscal 2013 compared to $143,754 in the prior year period.

Investing Activities

Net cash used in investing activities for fiscal 2013 was $13,996, primarily for capital expenditures of $24,305 and $10,718 for the acquisitions of the Krystal and Federal Coach bus businesses, partially offset by proceeds from notes receivable of $7,000 and $12,051 in net proceeds from the disposition of the ambulance product line. The capital expenditures of $24,305 included approximately $18,700 for land, building and office additions and improvements at continuing operations with the remainder primarily to replace machinery and equipment used in the ordinary course of business. Net cash used in investing activities for fiscal 2012 was $7,854, primarily for capital expenditures of $10,063. The capital expenditures of $10,063 included approximately $4,600 and $2,800, respectively, for plant expansions and machinery and equipment upgrades in our towable operations.

Financing Activities

Net cash used in financing activities of $113,111 for fiscal 2013 was primarily for cash dividend payments. The Company paid a regular quarterly $0.18 per share dividend in each of the four quarters of fiscal 2013 and a special $1.50 per share dividend in December 2012, the combination of which totaled $117,687. The Company increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share in October 2012. In October 2011, the Company increased its previous regular quarterly dividend of $0.10 per share to $0.15 per share.

Net cash used in financing activities of $107,780 for fiscal 2012 was primarily related to the repurchase of a total of 3,000,000 shares of common stock of the Company for $77,000 and cash dividend payments of $32,322. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees.

The Company considered the special $1.50 per share dividend and the repurchases of shares to be prudent uses of its cash and does not believe future liquidity will be negatively impacted. See Note 15 to the Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transactions.

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

Impairment of Goodwill, Intangible and Long-Lived Assets

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this guidance in fiscal year 2013 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

See Note 3 and Note 6 to the Consolidated Financial Statements for discussion of certain fiscal 2013 goodwill, intangible and long-lived asset impairment charges.

As of July 31, 2013, the Company has four continuing individual reporting units that carry goodwill. One reporting unit carries 50% of our consolidated goodwill of $238,103 and a second reporting unit carries another 40% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 293% and 87%, respectively, as of our April 30, 2013 assessment. The other two reporting units’ fair values exceeded their respective carrying values by 224% and 195%, respectively.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. Companies must assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the sustainability of our deferred tax assets on our Consolidated Balance Sheets which includes the assessment of the cumulative income over recent prior periods.

Revenue Recognition

Revenues from the sale of recreational vehicles are recorded primarily when all of the following conditions have been met:

1) An order for a product has been received from a dealer;

2) Written or oral approval for payment has been received from the dealer’s flooring institution, if applicable;

3) A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

4) The product is removed from our property for delivery to the dealer who placed the order.

These conditions are generally met when title passes, which is when vehicles are shipped to dealers in accordance with shipping terms, which are primarily FOB shipping point. Most sales are made to dealers financing their purchases under flooring arrangements with banks or finance companies. Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. We recognize revenue on credit sales upon shipment and COD sales upon payment and delivery.

Products are not sold on consignment, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders.

Repurchase Commitments

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and we typically resell the repurchased product at a discount from its repurchase price. We account for the guarantee under our repurchase agreements of our dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in our repurchase and guarantee reserve.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2013 are summarized in the following charts. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	After 5 Years
Operating leases	$ 2,630	$ 877	$ 1,148	$ 605	$ –
Chassis consigned inventory (1)	12,650	12,650	–	–	–
Unrecognized tax benefits (2)	2,745	2,745	–	–	–
Total contractual cash obligations	$ 18,025	$ 16,272	$ 1,148	$ 605	$ –

(1)   All relates to discontinued operations.

(2)   We have included in unrecognized tax benefits $2,745 for payments expected to be made in fiscal 2014. Unrecognized tax benefits in the amount of $41,219 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$ 375	$ 375	$ –	$ –	$ –
Standby repurchase obligations (1)	1,027,567	545,926	481,641	–	–
Total commercial commitments	$ 1,027,942	$ 546,301	$ 481,641	$ –	$ –

(1)

The standby repurchase obligations generally extend up to eighteen months from the date of sales of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2013 from our dealers’ lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve month period.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements contained in this report for a summary of our recently adopted accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

  Quarterly Financial Data (Unaudited)

	October 31	January 31	April 30 (2)	July 31 (3)
Fiscal 2013
Net sales	$761,424	$636,605	$929,765	$914,001
Gross profit from continuing operations	92,303	67,518	124,559	140,159
Net income from continuing operations	28,749	19,019	48,713	55,195
Net income	30,988	19,896	43,757	58,221
Earnings per common share from continuing operations: (1)
Basic	0.54	0.36	0.92	1.04
Diluted	0.54	0.36	0.92	1.04
Earnings per common share: (1)
Basic	0.59	0.38	0.83	1.10
Diluted	0.58	0.37	0.82	1.09
Dividends declared and paid per common share	0.18	1.68	0.18	0.18

Market prices per common share
High	$38.93	$45.75	$42.67	$55.77
Low	$26.93	$35.77	$34.51	$36.40

	October 31	January 31	April 30	July 31
Fiscal 2012
Net sales	$561,660	$500,994	$807,196	$769,948
Gross profit from continuing operations	64,796	52,664	99,728	102,342
Net income from continuing operations	19,052	12,130	39,368	40,885
Net income	22,358	13,680	41,341	44,360
Earnings per common share from continuing operations: (1)
Basic	0.35	0.22	0.74	0.77
Diluted	0.35	0.22	0.74	0.77
Earnings per common share: (1)
Basic	0.41	0.25	0.78	0.84
Diluted	0.41	0.25	0.78	0.84
Dividends declared and paid per common share	0.15	0.15	0.15	0.15

Market prices per common share
High	$29.08	$31.82	$34.56	$34.70
Low	$17.62	$22.25	$29.81	$26.27

(1)

Earnings per common share are computed independently for each of the quarters presented. The summation of quarterly amounts does not necessarily equal the total earnings per common share reported for the year. This is due to changes in the weighted average shares outstanding during the year.

(2)	Includes non-cash goodwill and intangible asset impairments of $6,810 and $4,715, respectively, associated with a subsidiary in our discontinued bus business.

(3)	Includes a non-cash long-lived asset impairment of $2,000 associated with a subsidiary in our towables segment.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2013 using the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2013 and our report dated September 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September  26, 2013

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2013, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2013 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Plan”), the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	106,313	(1)	$ 31.48	1,880,461	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	106,313		$ 31.48	1,880,461

(1)	Represents shares underlying stock options granted pursuant to the 2010 Plan, the 2006 Plan and the 1999 Plan. The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)	Represents shares remaining available for future issuance pursuant to the 2010 Plan and the 2006 Plan.

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

10.7

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

10.12

Repurchase Agreement, dated as of December 17, 2009, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 17, 2009)

10.13

Credit Agreement between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.14

Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.15

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

10.19	Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix D to the Company’s Proxy Statement on Schedule 14A filed on November 2, 2010)
10.20

Form of Stock Option Agreement for grants under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.21

Stock Purchase Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc., Heartland RV Holdings, L.P., Towable Holdings, Inc. and Heartland Recreational Vehicles, LLC and certain other persons named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.22

Registration Rights Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc. and certain holders of shares of capital stock of Thor Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.23

Letter Agreement, dated July 8, 2011, by and among Thor Industries, Inc., Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, LLC, and CPVI Coinvest, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 13, 2011)

10.24

Repurchase Agreement, dated as of August 12, 2011, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 12, 2011)

10.25

Repurchase Agreement, dated as of January 18, 2012, between the Company and the Estate of Wade F.B. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2012)

10.26

Repurchase Agreement, dated as of January 18, 2012, between the Company and Catterton Partners VI, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2012)

10.27

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

10.30	Employment offer letter, dated January 26, 2012, from the Company to Bob Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2012)
10.31

Stipulation of Settlement, executed on April 13, 2012 by the Company, in the case of In Re: FEMA Trailer Formaldehyde Product Liability Litigation, MDL No. 1873, before the United States District Court, Eastern District of Louisiana (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2012)

10.32

Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement of Robert W. Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 7, 2012)

10.33	Letter of Understanding, dated August 17, 2012 and acknowledged August 20, 2012 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 21, 2012)
10.34

Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.35

Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.36

Separation and Release Agreement, dated October 25, 2012, by and between the Company and Christian G. Farman (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 29, 2012)

10.37

Agreement, dated December 12, 2012 between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successor, as trustee under the Stephen Adams Living Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2012)

10.38	Employment offer letter, dated January 11, 2013 from the Company to Dominic A. Romeo (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 16, 2013)
10.39

Stock Purchase Agreement, dated July 31, 2013, between Thor Industries, Inc. and Allied Specialty Vehicles, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 1, 2013)

14.1	Thor Industries, Inc. Business Ethics Policy (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010)
21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP, dated September 26, 2013*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 26, 2013 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Peter B. Orthwein
Peter B. Orthwein
Executive Chairman of the Board
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 26, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Peter B. Orthwein	(Signed)	/s/ Robert W. Martin
	Peter B. Orthwein		Robert W. Martin
	Executive Chairman of the Board		Director, Chief Executive Officer and President

(Signed)	/s/ Dominic A. Romeo	(Signed)	/s/ Colleen Zuhl
	Dominic A. Romeo		Colleen Zuhl
	Senior Vice President and Chief Financial Officer		Vice President and Corporate Controller
	(Principal financial officer)		(Principal accounting officer)

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ James L. Ziemer
	Andrew E. Graves		James L. Ziemer
	Director		Director

(Signed)	/s/ Geoffrey A. Thompson	(Signed)	/s/ Jan H. Suwinski
	Geoffrey A. Thompson		Jan H. Suwinski
	Director		Director

(Signed)	/s/ J. Allen Kosowsky	(Signed)	/s/ Alan Siegel
	J. Allen Kosowsky		Alan Siegel
	Director		Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 26, 2013

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2013 and 2012

(amounts in thousands except share and per share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$236,601	$218,642
Accounts receivable:
Trade, less allowance for doubtful accounts — $157 in 2013 and $527 in 2012	230,852	221,655
Other	15,527	10,430
Inventories	153,036	186,083
Notes receivable	6,426	1,000
Prepaid expenses and other	5,238	6,179
Deferred income taxes	46,518	40,897
Assets of discontinued operations	136,506	–

Total current assets	830,704	684,886

Property, plant and equipment:
Land	20,885	23,704
Buildings and improvements	150,628	166,868
Machinery and equipment	73,478	84,863

Total cost	244,991	275,435
Less accumulated depreciation	101,182	111,041

Net property, plant and equipment	143,809	164,394

Other assets:
Goodwill	238,103	245,209
Amortizable intangible assets	97,753	114,227
Long-term notes receivable	9,766	22,160
Other	8,133	12,178

Total other assets	353,755	393,774

Total Assets	$1,328,268	$1,243,054

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2013 and 2012

(amounts in thousands except share and per share data)

	2013	2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$135,040	$143,139
Accrued liabilities:
Compensation and related items	47,496	41,295
Product warranties	84,250	73,280
Income and other taxes	21,350	16,129
Promotions and rebates	12,580	11,053
Product/property liability and related liabilities	10,642	11,044
Other	15,207	15,150
Liabilities of discontinued operations	35,107	–

Total current liabilities	361,672	311,090

Unrecognized income tax benefits	41,219	44,516
Deferred income taxes, net	18,560	20,934
Other liabilities	14,203	15,687

Total long-term liabilities	73,982	81,137

Contingent liabilities and commitments	–	–

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 62,045,264 shares in 2013 and 61,777,849 shares in 2012	6,205	6,178
Additional paid-in capital	198,838	192,248
Retained earnings	953,740	918,565
Accumulated other comprehensive loss—unrealized loss on available-for-sale investments	(22)	(60)
Less treasury shares of 8,858,280 in 2013 and 8,857,339 in 2012, at cost	(266,147)	(266,104)

Total stockholders’ equity	892,614	850,827

Total Liabilities and Stockholders’ Equity	$1,328,268	$1,243,054

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2013, 2012 and 2011

(amounts in thousands, except per share data)

	2013	2012	2011
Net sales	$3,241,795	$2,639,798	$2,340,442
Cost of products sold	2,817,256	2,320,268	2,041,506

Gross profit	424,539	319,530	298,936
Selling, general and administrative expenses	194,650	148,260	160,532
Impairment charges	2,000	–	2,036
Amortization of intangible assets	10,460	10,651	9,595
Interest income	2,628	3,744	3,880
Interest expense	6	47	1
Other income, net	1,921	1,072	1,685

Income from continuing operations before income taxes	221,972	165,388	132,337
Income taxes	70,296	53,953	40,690

Net income from continuing operations	151,676	111,435	91,647
Income from discontinued operations, net of income taxes	1,186	10,304	14,626

Net income	$152,862	$121,739	$106,273

Earnings per common share from continuing operations:
Basic	$2.86	$2.07	$1.66
Diluted	$2.86	$2.07	$1.66

Earnings per common share from discontinued operations:
Basic	$0.02	$0.19	$0.26
Diluted	$0.02	$0.19	$0.26

Earnings per common share:
Basic	$2.88	$2.26	$1.92
Diluted	$2.88	$2.26	$1.92

Net income	$152,862	$121,739	$106,273
Unrealized appreciation on investments, net of tax effects of $23, $6 and $158	38	7	257

Comprehensive income	$152,900	$121,746	$106,530

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2013, 2012 and 2011

(amounts in thousands, except share and per share data)

							Accumulated
					Additional		Other
	Treasury Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)
July 31, 2010	5,857,339	$(189,104)	57,318,849	$5,732	$95,770	$745,204	$(324)

Net income	–	–	–	–	–	106,273	–
Stock option activity	–	–	78,500	8	1,549	–	–
Cash dividends - $.40 per common share	–	–	–	–	–	(22,329)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	257
Heartland acquisition	–	–	4,300,000	430	90,101	–	–
Stock compensation expense	–	–	–	–	2,707	–	–

July 31, 2011	5,857,339	(189,104)	61,697,349	6,170	190,127	829,148	(67)

Net income	–	–	–	–	–	121,739	–
Shares purchased	3,000,000	(77,000)	–	–	–	–	–
Stock option and restricted stock activity	–	–	80,500	8	1,433	–	–
Cash dividends - $.60 per common share	–	–	–	–	–	(32,322)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	7
Stock compensation expense	–	–	–	–	688	–	–

July 31, 2012	8,857,339	(266,104)	61,777,849	6,178	192,248	918,565	(60)

Net income	–	–	–	–	–	152,862	–
Stock option and restricted stock activity	941	(43)	203,951	21	5,783	–	–
Special dividend - $1.50 per common share	–	–	–	–	–	(79,525)	–
Cash dividends - $0.72 per common share	–	–	–	–	–	(38,162)	–
Cashless exercises of stock options	–	–	63,464	6	(2,009)	–	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	38
Stock compensation expense	–	–	–	–	2,816	–	–

July 31, 2013	8,858,280	$(266,147)	62,045,264	$6,205	$198,838	$953,740	$(22)

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended July 31, 2013, 2012 and 2011

(amounts in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$152,862	$121,739	$106,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,950	13,843	13,747
Amortization of intangibles	11,037	11,135	10,262
Impairment charges	13,525	–	3,466
Deferred income tax benefit	(9,904)	(3,442)	(2,839)
(Gain)/Loss on disposition of property, plant & equipment	(47)	(209)	71
Stock-based compensation	2,816	688	2,707
Excess tax benefits from stock-based awards	(740)	(101)	(516)
Gain on involuntary conversion of discontinued operations assets	–	–	(2,190)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	(46,615)	(62,592)	14,648
Inventories	(37,037)	(1,585)	(17,448)
Notes receivable	–	7,062	2,424
Prepaid expenses and other	(1,127)	(1,181)	(3,118)
Accounts payable	15,449	23,435	(15,403)
Accrued liabilities	32,318	8,185	(3,275)
Other liabilities	(1,421)	1,864	5,993

Net cash provided by operating activities	145,066	118,841	114,802

Cash flows from investing activities:
Purchases of property, plant & equipment	(24,305)	(10,063)	(33,749)
Proceeds from dispositions of property, plant & equipment	361	629	690
Proceeds from dispositions of investments	800	650	3,700
Proceeds from notes receivable	7,000	500	–
Insurance proceeds from involuntary conversion of discontinued operations assets	–	–	2,569
Acquisitions	(10,718)	(170)	(99,562)
Net proceeds from disposition of ambulance net assets	12,051	–	–
Other	815	600	–

Net cash used in investing activities	(13,996)	(7,854)	(126,352)

Cash flows from financing activities:
Cash dividends	(38,162)	(32,322)	(22,329)
Special cash dividend	(79,525)	–	–
Purchase of treasury stock	–	(77,000)	–
Shares repurchased related to cashless exercise of stock options	(2,009)	–	–
Excess tax benefits from stock-based awards	740	101	516
Proceeds from issuance of common stock	5,845	1,441	1,047

Net cash used in financing activities	(113,111)	(107,780)	(20,766)

Net increase (decrease) in cash and cash equivalents	17,959	3,207	(32,316)
Cash and cash equivalents, beginning of year	218,642	215,435	247,751

Cash and cash equivalents, end of year	$236,601	$218,642	$215,435

Supplemental cash flow information:
Income taxes paid	$75,561	$61,549	$57,789
Interest paid	$411	$560	$212

Non-cash transactions:
Capital expenditures in accounts payable	$736	$851	$472
Common stock issued in business acquisition	$–	$–	$90,531

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements for the Years Ended July 31, 2013, 2012 and 2011

(All dollar amounts presented in thousands except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Thor Industries, Inc. was founded in 1980 and, together with its subsidiaries (the “Company”), manufactures a wide range of recreational vehicles at various manufacturing facilities primarily in Indiana and Ohio. These products are sold to independent dealers primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core ongoing business activities are comprised of two distinct operations, which include the design, manufacture and sale of motorized recreational vehicles and towable recreational vehicles. Accordingly, the Company has presented segmented financial information for these two segments in Note 4 to the Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for a description of the Company’s bus operations which, as of July 31, 2013, are subject to an agreement to be sold. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Company’s continuing recreational vehicle operations.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2013 and 2012, cash and cash equivalents of $217,965 and $183,615, respectively, were held by one financial institution. The remaining $18,636 and $35,027 at July 31, 2013 and 2012, respectively, were held at various other financial institutions.

Fair Value of Financial Instruments – The carrying amount of cash equivalents, investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.

Inventories – Substantially all inventories are stated at the lower of cost or market, determined on the last-in, first-out (“LIFO”) basis. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements – 10 to 39 years

Machinery and equipment – 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $2,783, $2,713 and $2,658 in fiscal 2013, 2012 and 2011, respectively, which relates primarily to office buildings and equipment and is recorded in selling, general and administrative expenses.

Intangible Assets – Intangible assets consist of goodwill, trademarks, dealer networks, design technology assets and non-compete agreements. Trademarks are being amortized on a straight-line basis over 20 to 25 years. Dealer networks are amortized on an accelerated cash flow basis over 12 years, and design technology assets and non-compete agreements are amortized using the straight-line method over 5 to 15 years. Goodwill is not amortized but is tested at least annually for impairment. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis at April 30, or more frequently if events or circumstances indicate a potential impairment.

Long-lived Assets – Property, plant and equipment and identifiable intangibles that are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Product Warranties – Estimated warranty costs are provided at the time of sale of the warranted products. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Allowance for Doubtful Accounts – The allowance for doubtful accounts represents management’s estimate of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account information.

A summary of allowance for doubtful accounts activity is as follows:

	2013	2012	2011
Beginning balance	$ 527	$ 549	$ 422
Net charged to expense	(47)	32	3
Write-offs net of recoveries/payments	(130)	(54)	(116)
Heartland acquisition	–	–	240
Discontinued operations reclassification	(193)	–	–
Ending balance	$ 157	$ 527	$ 549

Insurance Reserves – Generally, the Company is self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. The Company has a self-insured retention (“SIR”) for products liability and personal injury matters of $5,000 per occurrence. Beginning April 1, 2012, this SIR for bus related matters is $7,500 per occurrence. The Company has established a liability on our balance sheet for product liability and personal injury occurrences based on historical data, known cases and actuarial information. Currently, the Company maintains excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions for products liability and personal injury matters.

Revenue Recognition – Revenues from the sale of recreational vehicles are primarily recorded when all of the following conditions have been met:

1)    An order for a product has been received from a dealer;

2)    Written or oral approval for payment has been received from the dealer’s flooring institution, if applicable;

3)    A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

4)    The product is removed from the Company’s property for delivery to the dealer who placed the order.

These conditions are generally met when title passes, which is when vehicles are shipped to dealers in accordance with shipping terms, which are primarily FOB shipping point. Most sales are made to dealers financing their purchases under flooring arrangements with banks or finance companies. Certain shipments are sold to customers on credit or cash on delivery (“COD”) terms. The Company recognizes revenue on credit sales upon shipment and COD sales upon payment and delivery. Products are not sold on consignment, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders.

Amounts billed to dealers for delivery of product are recognized as revenue with the corresponding delivery expense charged to costs of products sold.

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows and are expensed as incurred, were $8,794, $6,989 and $6,168 in fiscal 2013, 2012 and 2011, respectively.

Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The Company accounts for the guarantee under its repurchase agreements of its dealers’ financing by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in our repurchase and guarantee reserve which is included in other current liabilities on the Consolidated Balance Sheets.

Income Taxes – The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could materially impact our financial position or results of operations.

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

Significant judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. Companies must assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. The Company has evaluated the sustainability of our deferred tax assets on our Consolidated Balance Sheets which includes the assessment of the cumulative income over recent prior periods.

Stock Options – The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value and related compensation costs are recognized over the option vesting period which is 3 to 5 years.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and unvested restricted stock and restricted stock units.

	2013	2012	2011
Weighted average shares outstanding for basic earnings per share	53,005,576	53,845,697	55,271,340
Stock options and unvested restricted stock and restricted stock units	109,972	54,151	102,301

Weighted average shares outstanding assuming dilution	53,115,548	53,899,848	55,373,641

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At July 31, 2013, 2012 and 2011, the Company had stock options and unvested restricted stock and restricted units outstanding of 0, 412,000, and 729,826, respectively, that were excluded from this calculation as their effect would be antidilutive.

Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test that begins with estimating the fair value of the reporting unit will only be required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

2.  ACQUISITIONS

On September 16, 2010, the Company purchased all of the outstanding capital stock of Towable Holdings, Inc., which owned all of the outstanding equity interests of Heartland Recreational Vehicles, LLC (“Heartland”). Heartland is engaged in the business of manufacturing and marketing recreational vehicles, consisting of travel trailers and fifth wheel vehicles. Heartland operates as a wholly-owned subsidiary of the Company and is managed as a stand-alone operating unit that is aggregated into the Company’s towable recreational vehicle reportable segment. The assets acquired as a result of the acquisition include equipment and other tangible and intangible property. The assets of Heartland are used in connection with the operation of Heartland’s business of manufacturing and marketing towable recreational vehicles.

Pursuant to the purchase agreement entered into in connection with the acquisition, the Company paid $99,732 in cash (includes $99,562 paid on the acquisition date and $170 in subsequent working capital true-up adjustments) and issued 4,300,000 shares of the Company’s unregistered common stock (“Thor Shares”) valued at an aggregate of $90,531. The value of the Thor Shares was based on an independent appraisal. The cash portion of the consideration was funded entirely from the Company’s cash on hand. The final purchase price allocation resulted in $94,308 of goodwill and $118,320 of intangible assets.

On September 17, 2012, the Company entered into an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The acquisition closed on October 3, 2012. The fair value of the net assets acquired included inventory of $915, property and equipment of $331, goodwill of $768 and amortizable intangible assets consisting of trademarks of $1,000 and dealer network of $900. The Krystal bus operation assets are utilized at the ElDorado Kansas facility to produce buses under the Krystal name. The related assets and liabilities as of July 31, 2013, and the results of operations since acquisition, are included in discontinued operations as discussed in Note 3 to the Consolidated Financial Statements.

On December 20, 2012, the Company acquired the Federal Coach (“Federal Coach”) bus operation assets from Forest River, Inc. for cash consideration of $6,804. The fair value of the net assets acquired included inventory of $804, property and equipment of $630, certain liabilities of $225, goodwill of $4,495, and amortizable intangible assets consisting of trademarks of $670, dealer network of $410 and backlog of $20. The Federal Coach bus operation assets are utilized at the Champion Bus facility to produce buses under the Federal Coach name. The related assets and liabilities as of July 31, 2013, and the results of operations since acquisition, are included in discontinued operations as discussed in Note 3 to the Consolidated Financial Statements.

3.  DISCONTINUED OPERATIONS

On July 31, 2013, the Company entered into a Stock Purchase Agreement to sell its bus business, which manufactures and sells transit and shuttle buses, to Allied Specialty Vehicles, Inc. (“ASV”) for $100 million in cash, subject to closing adjustments including working capital changes from April 30, 2013 until closing. The Company’s bus business includes the operations of Champion Bus Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National Kansas, Inc. and ElDorado National California, Inc. The sale is subject to customary closing conditions and is expected to be completed by November 1, 2013. The Company does not anticipate recording a loss as a result of this sale. The divestiture will allow the Company to focus on the strategic development and growth of its core recreational vehicle business. The results of operations for the bus business, including the results of the divested ambulance product line noted below, have been reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented. The following table summarizes the results of discontinued operations:

	2013	2012	2011
Discontinued Operations:
Net sales	$448,385	$444,862	$415,066

Operating income of discontinued operations	$12,080	$15,303	$12,303
Gain on involuntary conversion	–	–	9,417
Impairment charges	11,525	–	1,430
Income tax benefit (expense)	631	(4,999)	(5,664)

Income from discontinued operations, net of taxes	$1,186	$10,304	$14,626

On February 14, 2010, a fire occurred at one of the principal manufacturing plants of the discontinued Champion Bus business. The Company maintains a property and business interruption insurance policy that provided substantial coverage for the losses arising from this incident, which included property, inventory and equipment losses, less the first $5,000 representing the Company’s deductible per the policy. For fiscal 2011, the Company recognized insurance recoveries of $10,437 and clean up and other costs of $1,020 for a net gain on involuntary conversion of $9,417.

In the third quarter of fiscal 2011, the Company’s annual impairment assessment resulted in a non-cash trademark impairment of $1,430 associated with an operating subsidiary in the Company’s bus business. This impairment resulted from lower anticipated future sales than previously expected.

In the third quarter of fiscal 2013, the Company determined that it was more likely than not that certain long-lived assets associated with the Company’s ambulance product line would be sold before the end of their previously estimated useful life. This was determined to be a triggering event and an impairment assessment relative to those assets was performed. Based on the assessment, the Company determined that the carrying amount of the assets would not be recoverable from future cash flows and as a result, a non-cash impairment charge of $4,715 related to certain amortizable intangible assets was recorded.

In the third quarter of fiscal 2013, prior to our annual impairment assessment, the Company also performed an interim goodwill impairment assessment relative to the goodwill associated with the reporting unit that included the ambulance product line. Based on the assessment, the Company determined that the fair value of this reporting unit was less than the carrying value and therefore performed the second step of the goodwill impairment assessment, which requires estimating the fair values of the reporting unit’s net identifiable assets and calculating the implied fair value of goodwill. The fair value of this reporting unit was determined by a discounted cash flow model and market approach, consistent with its last annual impairment assessment. The implied fair value of goodwill was determined to be zero and, therefore, recorded goodwill was impaired and a non-cash impairment charge of $6,810 was recognized in the third quarter of fiscal year 2013. The goodwill impairment was primarily a result of lower forecasted margins and increased working capital requirements within this reporting unit. These non-cash impairment charges for amortizable intangible assets and goodwill totaled $11,525.

The asset fair values utilized in the impairment assessments discussed above were determined using Level 3 inputs as defined by ASC 820.

On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain other excluded assets) for a final price of $12,051. There was no gain or loss recognized on the sale. Discontinued operations include the results of the ambulance product line through the date of its sale on April 30, 2013.

The following is a summary of the assets and liabilities of discontinued operations, excluding cash, which are held for sale as of July 31, 2013:

Accounts and other receivable, net	$29,894
Inventories, net of LIFO reserve of $9,683	61,800
Property, plant and equipment, cost	50,985
Accumulated depreciation, property, plant and equipment	(21,422)
Goodwill	5,559
Other intangibles, net	3,743
Deferred income taxes and other assets	2,540
Deferred compensation plan assets	3,407

Assets of discontinued operations	$136,506

Accounts payable	$23,427
Accrued compensation and related items	3,130
Product warranties	3,891
Deferred income taxes and other liabilities	1,252
Deferred compensation plan liabilities	3,407

Liabilities of discontinued operations	$35,107

In accordance with the Stock Purchase Agreement with ASV, the Company will retain the costs and liabilities associated with product liability, worker’s compensation and group medical insurance for any occurrence prior to the closing date of the sale. Therefore, these insurance reserves are not included in the liabilities of discontinued operations on the Consolidated Balance Sheet as of July 31, 2013.

4.  BUSINESS SEGMENTS

The Company has two continuing reportable segments: 1) towable recreational vehicles and 2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream, CrossRoads, Dutchmen, Keystone and Heartland. The motorized recreational vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream and Thor Motor Coach.

All manufacturing is conducted in the United States. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents and deferred income tax assets.

	2013	2012	2011
Net sales:
Recreational vehicles
Towables	$2,650,253	$2,285,863	$1,977,416
Motorized	591,542	353,935	363,026

Total	$3,241,795	$2,639,798	$2,340,442

Income (loss) from continuing operations before income taxes:
Recreational vehicles
Towables	$205,724	$158,973	$146,361
Motorized	43,907	18,469	12,777

Total recreational vehicles	249,631	177,442	159,138
Corporate	(27,659)	(12,054)	(26,801)

Total	$221,972	$165,388	$132,337

Identifiable assets:
Recreational vehicles
Towables	$759,658	$734,439	$696,059
Motorized	126,123	82,904	93,586

Total recreational vehicles	885,781	817,343	789,645
Corporate	305,981	282,387	282,201
Bus	–	143,324	126,224
Assets of discontinued operations	136,506	–	–

Total	$1,328,268	$1,243,054	$1,198,070

Depreciation and amortization expense:
Recreational vehicles
Towables	$19,888	$20,010	$18,506
Motorized	2,040	2,122	2,474

Total recreational vehicles	21,928	22,132	20,980
Corporate	322	309	313
Discontinued operations	2,737	2,537	2,716

Total	$24,987	$24,978	$24,009

Capital acquisitions:
Recreational vehicles
Towables	$13,954	$8,830	$22,835
Motorized	1,673	798	1,393

Total recreational vehicles	15,627	9,628	24,228
Corporate	8,143	43	53
Discontinued operations	420	771	9,417

Total	$24,190	$10,442	$33,698

Export sales, primarily to Canada, from the Company’s continuing U.S. operations were $537,374, $456,073 and $428,907 in fiscal 2013, 2012 and 2011, respectively.

5.  INVENTORIES

Major classifications of inventories are:

	July 31,
	2013	2012
Finished products	$9,888	$16,570
Work in process	36,188	59,803
Raw materials	99,154	104,446
Chassis	34,108	39,044

Subtotal	179,338	219,863
Excess of FIFO costs over LIFO costs	(26,302)	(33,780)

Total inventories	$153,036	$186,083

Of the $179,338 and $219,863 of inventory at July 31, 2013 and 2012, all but $15,335 and $36,887, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $15,335 and $36,887 of inventory were valued on a first-in, first-out method.

The Company’s reserves for inventory obsolescence were $2,393 at July 31, 2013 and $1,866 at July 31, 2012.

6.  INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2013		July 31, 2012
	Weighted Average Years Remaining Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$ 67,000	$ 19,121	$ 72,230	$ 13,343
Non-compete agreements	2	4,130	2,375	6,321	3,678
Trademarks	22	35,042	3,843	36,775	2,522
Design technology and other intangibles	11	21,300	4,380	21,300	2,856
Total amortizable intangible assets		$ 127,472	$ 29,719	$ 136,626	$ 22,399

Aggregate amortization expense for amortizable intangibles for all operations for the fiscal years ended July 31, 2013, 2012 and 2011 were $11,037, $11,135 and $10,262, respectively, including $10,460, $10,651 and $9,595, respectively, for continuing operations. The dealer networks are primarily being amortized on an accelerated cash flow basis. Non-compete agreements, trademarks and other intangibles are amortized on a straight-line basis.

Estimated Amortization Expense:

For the fiscal year ending July 31, 2014	$10,192
For the fiscal year ending July 31, 2015	9,844
For the fiscal year ending July 31, 2016	8,802
For the fiscal year ending July 31, 2017	8,595
For the fiscal year ending July 31, 2018	8,157
For the fiscal year ending July 31, 2019 and thereafter	52,163

$97,753

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

See Note 3 to the Consolidated Financial Statements for discussion of goodwill and other intangibles asset impairment charges recognized related to discontinued operations.

For the annual impairment test at April 30, 2013, 2012 and 2011, management engaged an independent valuation firm to assist in its impairment assessment reviews. The fair value of the Company’s reporting units for purposes of goodwill testing, based on Level 3 inputs as defined by ASC 820, was determined by employing a discounted cash flow methodology and a market approach, when appropriate. As a result of the April 30, 2013, 2012 and 2011 annual impairment assessments, no impairment of goodwill was identified.

During the fourth quarter of fiscal 2013, the Company determined it was more likely than not that certain RV facilities will be sold before the end of their previously estimated useful life and therefore, performed impairment assessments over these facilities to determine whether an impairment exists. As a result, a non-cash impairment charge of $2,000 was recognized in the quarter ended July 31, 2013.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2013 and 2012 are summarized as follows:

	2013
	Towables	Motorized	Buses	Total
Balance as of beginning of fiscal year:
Goodwill	$238,103	$17,252	$7,106	$262,461
Accumulated impairment charges	–	(17,252)	–	(17,252)

Net balance at beginning of fiscal year	238,103	–	7,106	245,209

Fiscal year activity:
Goodwill acquired – Bus	–	–	5,263	5,263
Impairment charges – discontinued operations	–	–	(6,810)	(6,810)
Discontinued operations reclassification	–	–	(5,559)	(5,559)

Net balance as of July 31, 2013	$238,103	$–	$–	$238,103

Components of balance at end of fiscal year:
Goodwill	$238,103	$17,252	$12,369	$267,724
Accumulated impairment charges	–	(17,252)	(6,810)	(24,062)
Discontinued operations reclassification	–	–	(5,559)	(5,559)

Net balance as of July 31, 2013	$238,103	$–	$–	$238,103

	2012
	Towables	Motorized	Buses	Total
Balance as of beginning of fiscal year:
Goodwill	$237,346	$17,252	$7,106	$261,704
Accumulated impairment charges	–	(17,252)	–	(17,252)

Net balance at beginning of fiscal year	237,346	–	7,106	244,452

Fiscal year activity:
Goodwill acquired – Heartland	757	–	–	757

Net balance as of July 31, 2012	$238,103	$–	$7,106	$245,209

Components of balance at end of fiscal year:
Goodwill	$238,103	$17,252	$7,106	$262,461
Accumulated impairment charges	–	(17,252)	–	(17,252)

Net balance as of July 31, 2012	$238,103	$–	$7,106	$245,209

7. CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for 17%, 14% and 14% of the Company’s continuing consolidated net sales for fiscal 2013, 2012 and 2011, respectively. This dealer also accounted for 24% of the Company’s continuing consolidated trade accounts receivable at July 31, 2013 and 23% at July 31, 2012. The loss of this dealer could have a significant effect on the Company’s business.

8. LOAN TRANSACTIONS AND RELATED NOTES RECEIVABLE

In January 2009, we entered into two credit agreements, for $10,000 each, with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “January 2009 Loan Borrowers”), pursuant to which $4,000 of original principal on the first agreement is outstanding as of July 31, 2013 and due on January 15, 2014.

Under the terms of the second agreement, the January 2009 Loan Borrowers agreed to use the loan proceeds to make an equity contribution to FreedomRoads Holding to be used to purchase the Company’s products. As a result, principal payments received under this agreement are classified as operating activities in the Consolidated Statements of Cash Flows. The final principal and interest payments on this agreement were received in fiscal 2012.

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $8,500 of original principal is outstanding as of July 31, 2013 with the final payment due on August 30, 2015.

The January 2009 and December 2009 Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC, the Company’s largest dealer.

The credit agreements each contain customary representations and warranties, affirmative and negative covenants, events of default and acceleration provisions for loans of this type. All payments of principal and interest due to date on the outstanding agreements have been paid in full. Based on payment history and assessment of the credit quality of the January 2009 and December 2009 Loan Borrowers, the Company does not consider the receivables impaired or requiring an allowance for credit losses.

In connection with the January 2009 Loan, the borrowers caused FreedomRoads Holding and its subsidiaries (collectively, the “FR Dealers”), to enter into an agreement pursuant to which the FR Dealers agreed to purchase additional recreational vehicles from the Company’s subsidiaries. The term of this agreement, as subsequently amended, continues until December 22, 2029 unless earlier terminated in accordance with its terms.

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

The only Company assets or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) - measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $666 and $1,405 and deferred compensation plan asset balances of $7,000 (excluding $3,407 related to discontinued operations) and $8,970 were recorded as of July 31, 2013 and 2012, respectively, as components of other long-term assets in the Consolidated Balance Sheets. An equal and offsetting accrued long-term liability was also recorded in regards to the deferred compensation plan. Changes in the fair value of the plan assets and the related deferred liability are both reflected in income.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

	2013	2012
Balances at beginning of year	$1,405	$2,042
Net change in other comprehensive income	61	13
Sales/Maturities	(800)	(650)

Balances at end of year	$666	$1,405

10.  PRODUCT WARRANTY

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

	2013	2012	2011
Beginning balance	$73,280	$66,054	$51,467
Provision	93,374	74,491	61,922
Payments	(78,513)	(67,265)	(57,514)
Heartland acquisition	–	–	10,179
Discontinued operations reclassification	(3,891)	–	–

Ending balance	$84,250	$73,280	$66,054

11.  INCOME TAXES

The components of the provision (benefit) for income taxes from continuing operations are as follows:

Income Taxes:	July 31, 2013	July 31, 2012	July 31, 2011
Federal	$74,610	$52,665	$43,787
State and local	4,187	4,250	(151)

Total current expense (benefit)	78,797	56,915	43,636

Federal	(7,712)	(2,888)	(3,049)
State and local	(789)	(74)	103

Total deferred expense (benefit)	(8,501)	(2,962)	(2,946)

Total income tax expense	$70,296	$53,953	$40,690

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	July 31, 2013	July 31, 2012	July 31, 2011
Provision at federal statutory rate	$77,691	$57,886	$46,318
State and local income taxes, net of federal benefit	2,815	846	590
Federal income tax credits and incentives	(2,468)	(831)	(1,697)
Domestic production activities deduction	(7,303)	(5,145)	(4,574)
Change in uncertain tax positions	(718)	1,879	(1,107)
Executive compensation limitation	–	38	–
Reduction of excess current tax payable and deferred tax liabilities	13	(1,018)	(48)
Other permanent items	266	298	1,208

Total income tax expense	$70,296	$53,953	$40,690

A summary of deferred income taxes is as follows:	July 31,	July 31,
	2013	2012
Current deferred tax asset (liability):
Inventory basis	$(314)	$(589)
Employee benefits	2,215	2,026
Self-insurance reserves	8,333	8,556
Accrued product warranties	30,802	26,690
Accrued incentives	2,672	2,369
Sales returns and allowances	1,381	1,145
Accrued expenses	2,145	1,399
Unrecognized tax benefits	984	963
Other	(1,700)	(1,662)

Total current net deferred tax asset	$46,518	$40,897

Long-term deferred tax asset (liability):
Property basis	(2,007)	(4,482)
Investments	(121)	(433)
Deferred compensation	3,349	5,069
Tax credit carryforwards	547	–
Intangibles	(33,464)	(35,524)
Unrecognized tax benefits	13,136	14,436

Total net long-term deferred tax asset (liability)	(18,560)	(20,934)

Net deferred tax asset	$27,958	$19,963

As of July 31, 2013, the Company has a $69 capital loss carryover that expires in 2014 and $1,282 of state tax credit carryforwards that expires from 2022-2023 both of which the Company expects to realize prior to expiration. In addition, the Company has approximately $66,000 of gross state tax Net Operating Loss (“NOL”) carryforwards that expire from 2014-2033 that the Company does not expect to realize and therefore has been fully reserved. The deferred tax asset of $1,375 associated with the state tax NOL carryforwards and the related equal and offsetting valuation allowance are not reflected in the table above.

Unrecognized Tax Benefits:

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $21,765 for 2013, $22,454 for 2012 and $21,453 for 2011.

Changes in the unrecognized tax benefit during fiscal year 2013, 2012 and 2011 were as follows:

	2013 Unrecognized Tax Benefit	2012 Unrecognized Tax Benefit	2011 Unrecognized Tax Benefit

Beginning balance	$33,900	$32,174	$31,039
Tax positions related to prior years:
Additions	436	562	1,817
Reductions	(113)	(284)	(1,062)
Tax positions related to current year:
Additions	5,348	3,995	3,713
Settlements	(5,593)	(1,364)	(2,642)
Lapses in statute of limitations	(1,245)	(1,183)	(691)

Ending balance	$32,733	$33,900	$32,174

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits are not included in the schedule above. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2013, July 31, 2012, and July 31, 2011 were $11,671, $13,265, and $12,533 respectively. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2013, July 31, 2012, and July 31, 2011 were $(932), $503 and $(995), respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	2013	2012	2011

Unrecognized tax benefits	$32,733	$33,900	$32,174
Reduction to unrecognized tax benefits for tax credit carry forward	(440)	–	–
Accrued interest and penalties	11,671	13,265	12,533

Total unrecognized tax benefits	$43,964	$47,165	$44,707

Short term, included in “Income and other taxes”	$2,745	$2,649	$1,683
Long term	41,219	44,516	43,024

Total unrecognized tax benefits	$43,964	$47,165	$44,707

The Company anticipates a decrease of approximately $4,000 in unrecognized tax benefits, $1,000 in interest and $60 in penalties during fiscal 2014 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $2,600 and $9,700 and related accrued interest and penalties may decrease between $1,300 and $3,800. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ materially from these estimates.

Generally, fiscal years 2010, 2011 and 2012 remain open for federal, state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2009. The Company is currently under IRS audit for fiscal year 2011. The Company is also being audited by the state of California for tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has fully reserved for its exposure to additional payments for uncertain tax positions related to its federal, California and Indiana income tax returns in its liability for unrecognized tax benefits. In addition, the Company paid approximately $70 in tax and interest during fiscal year 2013 to finalize the state of Idaho tax audit for the tax years ended July 31, 2009 through 2011.

12.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The additional repurchase exposure under these circumstances is insignificant in relation to our repurchase obligation with financial institutions. The Company also provides limited guarantees to certain of its dealers, certain of which expired in fiscal 2013.

Our principal commercial commitments under repurchase agreements and dealer inventory financing guarantees at July 31, 2013 and 2012 are summarized in the following chart:

	Total Amount Committed		Term of
	July 31, 2013	July 31, 2012	Commitments
Commitment
Guarantee on dealer financing	$375	$900	Various
Standby repurchase obligation on dealer financing	$1,027,567	$861,738	Up to eighteen months

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

This deferred amount is included in our repurchase and guarantee reserve balances of $3,778 and $3,150 as of July 31, 2013 and July 31, 2012, respectively, which are included in other current liabilities on the Consolidated Balance Sheets. These reserves do not include any amounts for dealer inventory financing guarantees as the Company does not currently expect any losses from such guarantees and believes the fair value of these guarantees is immaterial.

The table below reflects losses incurred under repurchase agreements for the past three fiscal years. Management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Cost of units repurchased	$ 6,926	$ 2,881	$ 5,876
Realization of units resold	6,020	2,521	5,023
Losses due to repurchase	$ 906	$ 360	$ 853

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis are not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At July 31, 2013, chassis on hand accounted for as consigned, unrecorded inventory was approximately $12,650, all of which related to discontinued operations. In addition to this consigned inventory, at July 31, 2013, an additional $9,469 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing, of which $9,322 related to discontinued operations. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

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

FEMA Trailer Formaldehyde Litigation

Beginning in 2006, a number of lawsuits were filed against numerous trailer and manufactured housing manufacturers, including complaints against the Company. The complaints were filed in various state and federal courts throughout Louisiana, Alabama, Texas and Mississippi on behalf of Gulf Coast residents who lived in travel trailers, park model trailers and manufactured homes provided by the Federal Emergency Management Agency (“FEMA”) following Hurricanes Katrina and Rita in 2005. The complaints generally alleged that residents who occupied FEMA supplied emergency housing units, such as travel trailers, were exposed to formaldehyde emitted from the trailers. The plaintiffs allege various injuries from exposure, including health issues and emotional distress. Most of the initial cases were filed as class action suits. The Judicial Panel on Multidistrict Litigation (the “MDL panel”) transferred the actions to the United States District Court for the Eastern District of Louisiana (the “MDL Court”). After denying class certification, the MDL Court commenced hearing both bellwether jury trials and bellwether summary jury trials.

In January and February of 2012, the Company’s RV subsidiaries involved in the MDL proceedings participated in mediation and reached agreements in principle to resolve the litigation. On March 27, 2012, Heartland and its insurance carriers entered into a Memorandum of Understanding (“MOU”) memorializing a settlement. On March 30, 2012, Thor Industries, Inc., for itself and on behalf of its other RV subsidiaries involved in the MDL proceeding, and its insurance carriers, entered into an MOU memorializing a settlement reached in February 2012.

The Company and its RV subsidiaries involved in the MDL proceeding, their respective insurance carriers, several unaffiliated manufacturers of RVs and their insurers, and legal representatives of the plaintiffs each executed a Stipulation of Settlement in April 2012 (the “Stipulation of Settlement”).

On June 1, 2012, the Company paid $4,700 into the Registry of the United States District of Louisiana. This payment represents final payment of the Company and its subsidiaries’ obligation under the Stipulation of Settlement.

On September 27, 2012, after counsel for the plaintiffs produced the list of members of the class who requested exclusion from the proposed settlement, the MDL Court conducted a Fairness Hearing during which final approval of the proposed settlement was evaluated. On that same date, the Court approved the settlement and entered a final, appealable order dismissing all of the claims pending in the MDL litigation. Because no plaintiffs with claims against the Company or any of its subsidiaries opted out of the settlement, this order, in the absence of any filed appeal, effectively ends the litigation against the Company and its subsidiaries.

After no appeal was taken in relation to the claims against the Company or its subsidiaries, the MDL Court appointed a Special Master to allocate all pending settlements. On March 29, 2013, the MDL Court approved a methodology pertaining to the allocation of the settlements. On April 2, 2013, the Special Master filed a motion before the MDL Court seeking to establish an allocation and objection procedure. As mentioned above, the Company and all of its subsidiaries involved in this litigation have fully funded the settlements by depositing the agreed upon amounts into the Registry of the United States District of Louisiana.

13.   LEASES

The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases as of July 31, 2013 are $2,630 which includes the following amounts due in each of the next five fiscal years: $877 in fiscal 2014; $654 in fiscal 2015; $494 in fiscal 2016; $369 in fiscal 2017 and $236 in fiscal 2018. Rent expense was $1,572 in fiscal 2013, $1,659 in fiscal 2012 and $2,015 in fiscal 2011.

14.   EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $316 in fiscal 2013, $174 in fiscal 2012 and $209 in fiscal 2011.

The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as other long-term assets. The equal and offsetting obligation to the participants is reported as other long-term liabilities. No net income or loss is recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the offsetting liability to the executives, was $7,000 (excluding $3,407 related to discontinued operations) at July 31, 2013 and $8,970 at July 31, 2012.

15.   STOCKHOLDERS’ EQUITY

Treasury Stock

The Company entered into a repurchase agreement, dated as of August 12, 2011 (the “August 2011 Repurchase Agreement”), to purchase shares of its common stock from the Estate of Wade F.B. Thompson (the “Estate”) in a private transaction. Pursuant to the terms of the August 2011 Repurchase Agreement, on August 15, 2011, the Company purchased from the Estate 1,000,000 shares of its common stock at a price of $20.00 per share, and held them as treasury stock, representing an aggregate purchase price of $20,000. The closing price of Thor common stock on August 12, 2011 was $20.62. The Estate held shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. At the time of the repurchase transaction, Alan Siegel, a member of the board of directors of the Company (the “Board”), served as a co-executor of the Estate. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Estate. The Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.8% of the Company’s issued and outstanding common stock prior to the repurchase.

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

Stock-Based Compensation

The Board approved the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Equity and Incentive Plan”) on October 25, 2010 and the 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) on October 16, 2006. These plans were subsequently approved by shareholders at the 2010 and 2006 annual meetings, respectively. These plans are designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the 2006 Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants pursuant to either the 1999 Plan or the 1997 Plan. However, outstanding grants under the 1999 Plan remain outstanding, subject to the respective terms and conditions of the Plan. The maximum number of shares issuable under the 2010 Equity and Incentive Plan is 2,000,000 and under the 2006 Equity Incentive Plan is 1,100,000. Remaining shares available to be granted under the 2010 Equity and Incentive Plan are 1,850,461 and under the 2006 Equity Incentive Plan are 30,000 as of July 31, 2013. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights. Options typically expire 10 years from the date of grant and are vested evenly over 3 to 5 years from the date of grant.

Stock Options – A summary of option activity under the 1999 Plan, the 2010 Equity and Incentive Plan and the 2006 Equity Incentive Plan is as follows:

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	732,725	$28.89	1,433,225	$30.90	1,381,725	$30.20
Exercised	(498,412)	28.62	(80,500)	17.74	(78,500)	13.33
Forfeited	(120,000)	27.84	(600,000)	35.18	–	–
Expired	(8,000)	26.91	(20,000)	29.25	–	–
Granted	–	–	–	–	130,000	27.72

Outstanding at end of year	106,313	$31.48	732,725	$28.89	1,433,225	$30.90

Vested and expected to vest at end of year	106,313	$31.48	712,725	$28.82	833,225	$27.82

Exercisable at end of year	106,313	$31.48	566,059	$29.24	609,891	$27.84

The weighted average remaining contractual life for outstanding options and exercisable options at July 31, 2013 is 4.78 years.

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Aggregate intrinsic value of options outstanding and expected to vest	$2,399	$966	$647
Aggregate intrinsic value of options exercisable	$2,399	$738	$647

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated when awards are granted. Forfeiture assumptions are revised as necessary to reflect actual experience. The fair value of the stock options is based upon the market price of the underlying common stock as of the date of the grant, reduced by the present value of estimated future dividends and risk-free interest rates. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of the options represents the period of time that options granted are expected to be outstanding and is estimated using the Company’s historical exercise and termination behavior.

The weighted average fair value of options granted in fiscal 2011 was $10.80, as calculated by the Black-Scholes method. There were no option grants during fiscal 2013 or fiscal 2012. The assumptions used in determining the fair value of the options granted during fiscal 2011 are as follows:

Grant Date	July 19, 2011	March 14, 2011
Expected volatility	46%	46%
Expected life of grant	6 years	6 years
Risk-free interest rate	1.8%	2.3%
Expected dividend rate	1.8%	1.2%

In fiscal years 2013, 2012 and 2011, the Company recorded expenses of $393, $645 and $2,707, respectively, for stock option awards. As of July 31, 2013, there will be no future compensation costs related to existing stock options.

Cash received from stock option exercises for the fiscal years ended July 31, 2013, 2012 and 2011 was $5,845, $1,428 and $1,047, respectively. The total intrinsic value of stock options exercised in fiscal years 2013, 2012 and 2011 was $7,502, $931 and $1,551, respectively.

The Company recognized a tax benefit related to stock based compensation expense of $144, $224 and $1,172 in fiscal 2013, 2012 and 2011, respectively.

During fiscal 2013, stock options of 498,412 were exercised at an aggregate exercise price of $14,267. Of the 498,412 options exercised during fiscal 2013, 314,000 were done so on a cashless basis under which 63,464 shares were issued. The shares withheld as a result of the cashless exercise included the number of shares necessary to cover the exercise price as well as the employee withholding tax related to the exercise, which was then paid by the Company on the employees’ behalf in the aggregate amount of $2,009. Exercises of options are satisfied with the issuance of new shares from authorized shares.

Stock Awards – There was no restricted stock activity under the 2010 Equity and Incentive Plan in fiscal 2011, and a summary of restricted stock award activity under this Plan for fiscal 2013 and fiscal 2012 is as follows:

	2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	10,041	$29.46	–	$–
Granted	9,498	32.36	10,041	29.46
Vested	(2,009)	29.46	–	–
Forfeited	–	–	–	–

Nonvested, end of year	17,530	$31.03	10,041	$29.46

In fiscal 2013, 2012 and 2011, the Company recorded expense for restricted stock awards under this plan of $133, $43 and $0, respectively. At July 31, 2013, there was $405 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 3.95 years. This restricted stock vests evenly over 5 years from the date of grant.

During 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 based on fiscal year 2012 performance. Additionally, the Committee granted restricted stock units during fiscal 2013 in conjunction with an offer of employment. The Committee also approved certain awards related to fiscal year 2013 performance that will be granted in fiscal 2014. The employee restricted stock units will vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. The Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. Total expense recognized in fiscal 2013 for restricted stock unit awards was $2,290.

A summary of restricted stock unit activity during fiscal 2013 is included below:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	–	$–
Granted	143,069	38.01
Vested	–	–
Forfeited	(3,794)	36.32

Nonvested, end of year	139,275	$38.06

Total non-cash compensation expense recognized for stock option awards, restricted stock awards and restricted stock unit awards in fiscal 2013, 2012 and 2011 was $2,816, $688 and $2,707, respectively.

16.  SUBSEQUENT EVENTS

On August 30, 2013, the Company acquired the assets of recreational vehicle manufacturer Livin’ Lite, located in Wakarusa, Indiana, through a wholly-owned subsidiary for cash consideration of approximately $18,000, subject to working capital adjustments. The Company purchased the assets to expand its recreational vehicle market share and complement its existing brands with Livin’ Lite’s advanced lightweight product offerings. Under the Company’s ownership, Livin’ Lite will continue as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

***********

