Form 10-Q
period 2013-10-31
THOR INDUSTRIES INC
filed 2013-12-02
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2013.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2013
Common stock, par value
$ .10 per share	53,298,179 shares

PART I -   FINANCIAL INFORMATION

Unless otherwise indicated, amounts in thousands except share and per share data.

ITEM 1.     FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	October 31, 2013	July 31, 2013
Current assets:
Cash and cash equivalents	$294,982	$236,601
Accounts receivable:
Trade, less allowance for doubtful accounts of $235 at 10/31/13 and $157 at 7/31/13	210,790	230,852
Other	28,901	15,527
Inventories	197,227	153,036
Notes receivable	3,726	6,426
Prepaid income taxes, expenses and other	7,148	5,238
Deferred income taxes	47,649	46,518
Assets of discontinued operations	–	136,506
Total current assets	790,423	830,704

Property, plant and equipment:
Land	21,080	20,885
Buildings and improvements	152,455	150,628
Machinery and equipment	76,658	73,478

Total cost	250,193	244,991
Less accumulated depreciation	103,501	101,182

Net property, plant and equipment	146,692	143,809

Other assets:
Goodwill	253,276	238,103
Amortizable intangible assets	110,895	97,753
Long-term notes receivable	9,766	9,766
Other	7,673	8,133

Total other assets	381,610	353,755

TOTAL ASSETS	$1,318,725	$1,328,268

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	October 31, 2013	July 31, 2013
Current liabilities:
Accounts payable	$144,721	$135,040
Accrued liabilities:
Compensation and related items	36,832	47,496
Product warranties	86,530	84,250
Income and other taxes	8,824	21,350
Promotions and rebates	17,886	12,580
Product/property liability and related liabilities	13,179	10,642
Dividends payable	53,290	–
Other	13,036	15,207
Liabilities of discontinued operations	–	35,107
Total current liabilities	374,298	361,672

Unrecognized income tax benefits	37,875	41,219
Deferred income taxes, net	19,083	18,560
Other long-term liabilities	15,385	14,203
Total long-term liabilities	72,343	73,982

Contingent liabilities and commitments	–	–

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,178,116 shares at 10/31/13 and 62,045,264 at 7/31/13	6,218	6,205
Additional paid-in capital	203,959	198,838
Retained earnings	929,305	953,740
Accumulated other comprehensive loss – unrealized loss on available-for-sale investments	–	(22)
Less treasury shares of 8,879,937 at 10/31/13 and 8,858,280 at 7/31/13, at cost	(267,398)	(266,147)
Total stockholders’ equity	872,084	892,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,318,725	$1,328,268

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended October 31,
	2013	2012
Net sales	$799,963	$761,424
Cost of products sold	694,780	669,121

Gross profit	105,183	92,303
Selling, general and administrative expenses	48,341	46,702
Amortization of intangible assets	2,838	2,634
Impairment charges	710	–
Interest income	510	776
Interest expense	5	3
Other income, net	642	428

Income from continuing operations before income taxes	54,441	44,168
Income taxes	18,047	15,419

Net income from continuing operations	36,394	28,749
Income from discontinued operations, net of income taxes	4,714	2,239

Net Income	$41,108	$30,988

Weighted average common shares outstanding:
Basic	53,205,004	52,928,467
Diluted	53,299,476	53,035,582

Earnings per common share from continuing operations:
Basic	$0.68	$0.54
Diluted	$0.68	$0.54

Earnings per common share from discontinued operations:
Basic	$0.09	$0.05
Diluted	$0.09	$0.04

Earnings per common share:
Basic	$0.77	$0.59
Diluted	$0.77	$0.58

Regular dividend declared and paid per common share	$0.23	$0.18
Special dividend declared per common share	$1.00	$–

Net income	$41,108	$30,988
Unrealized appreciation on investments, net of tax of $12 and $1	22	1

Comprehensive income	$41,130	$30,989

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income	$41,108	$30,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,414	3,444
Amortization of intangibles	2,902	2,768
Impairment charges	710	–
Deferred income tax provision (benefit)	1,266	(2,185)
Gain on disposal of bus business	(7,825)	–
Loss on disposition of property, plant and equipment	34	–
Stock-based compensation	1,376	669
Excess tax benefits from stock-based awards	(737)	(60)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	21,110	16,317
Inventories	(43,288)	(38,822)
Prepaid income taxes, expenses and other	(1,860)	(1,690)
Accounts payable	3,916	1,346
Accrued liabilities	(14,264)	(102)
Other liabilities	(2,009)	1,766

Net cash provided by operating activities	5,853	14,439

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,131)	(5,893)
Proceeds from dispositions of property, plant and equipment	65	–
Proceeds from dispositions of investments	700	–
Proceeds from notes receivable	2,700	–
Proceeds from sale of bus business, net of bus cash on hand	97,677	–
Acquisitions, net of cash acquired	(33,774)	(3,914)
Other	219	–

Net cash provided by (used in) investing activities	62,456	(9,807)

Cash flows from financing activities:
Regular cash dividends paid	(12,253)	(9,527)
Excess tax benefits from stock-based awards	737	60
Proceeds from issuance of common stock	2,293	691
Payments related to vesting of stock-based awards	(705)	–

Net cash used in financing activities	(9,928)	(8,776)

Net increase (decrease) in cash and cash equivalents	58,381	(4,144)
Cash and cash equivalents, beginning of period	236,601	218,642

Cash and cash equivalents, end of period	$294,982	$214,498

Supplemental cash flow information:
Income taxes paid	$34,970	$25,250
Interest paid	$132	$80

Non-cash transactions:
Capital expenditures in accounts payable	$1,518	$325
Other accounts receivable from bus business sale	$8,329	$–
Special dividend payable	$53,290	$–

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except per share data.)

1.	Nature of Operations and Accounting Policies

Nature of Operations - Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (the “Company”), manufactures a wide range of recreational vehicles (“RVs”) at various manufacturing facilities located primarily in Indiana and Ohio. These products are sold to independent dealers primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core business activities are comprised of two distinct operations, which include the design, manufacture and sale of towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segment financial information for these two segments in Note 4 to the Condensed Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s bus operations which were sold during the three months ended October 31, 2013. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Company’s continuing recreational vehicle operations.

The July 31, 2013 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Due to seasonality within the recreational vehicle industry, the extrapolated results of operations for the three months ended October 31, 2013 are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recalls, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and fair value determinations made for intangible assets acquired and in asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

2.	Acquisitions

On October 31, 2013, the Company closed on an Asset Purchase Agreement with Bison Coach, LLC for the acquisition of its net operating assets for cash consideration of $16,718, subject to adjustments, which was funded entirely from the Company’s cash on hand. As a result of the purchase, the Company formed a new entity, Bison Coach (“Bison”), which will operate as an independent operation in the same manner as the Company’s other existing recreational vehicle subsidiaries. The Company purchased the net assets of Bison to supplement its existing product offerings with Bison’s equestrian products with living quarters.

We have included the purchased assets and assumed liabilities of Bison in the Condensed Consolidated Balance Sheet based on our preliminary approximation of fair values as of the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed, particularly the fair value of the individual intangible assets acquired, requires significant judgment. This fair value analysis and valuation has not been fully completed. The fair values of the intangible assets and residual goodwill are among the most significant areas to be finalized and therefore are subject to change. We anticipate completing the fair value determinations during the second quarter of fiscal 2014. Our final fair value determinations may be different than those reflected in our Condensed Consolidated Balance Sheet at October 31, 2013 as noted in the table below.

The following table summarizes the preliminary fair values assigned to the Bison net assets acquired on October 31, 2013:

Current assets	$ 3,995
Property, plant and equipment	625
Dealer network	7,800
Trademarks	2,000
Backlog	140
Goodwill	6,060
Current liabilities	(3,902)

Total fair value of net assets acquired	$ 16,718

The preliminary fair values assigned to the intangible assets listed above were based on actual fair value determinations made for similar assets in similar recent acquisitions, adjusted as necessary, for specific factors applicable to Bison. The estimated weighted average useful life of the identified intangible assets is expected to be between 10 and 12 years. Goodwill is deductible for tax purposes.

On August 30, 2013, the Company closed on an Asset Purchase Agreement with Livin’ Lite Corp. for the acquisition of its net operating assets for aggregate cash consideration of $16,769, net of cash acquired. As of October 31, 2013, the net cash consideration of $16,769 consisted of cash paid of $17,056, funded entirely from the Company’s cash on hand, less $287 of cash due from the settlement of certain closing adjustments. As a result of the purchase, the Company formed a new entity, Livin’ Lite RV, Inc. (“Livin’ Lite”), which will continue to operate as an independent operation in the same manner as the Company’s existing recreational vehicle subsidiaries. The Company purchased the Livin’ Lite operating assets to expand its recreational vehicle market share and complement its existing brands with Livin’ Lite’s advanced lightweight product offerings.

The following table summarizes the preliminary fair value of the Livin’ Lite net assets acquired, which are based on internal and independent external valuations. The valuation of acquired intangible assets has not yet been finalized, but is expected to be completed during the second quarter of fiscal 2014.

Cash	$ 247
Other current assets	3,626
Property, plant and equipment	137
Dealer network	3,200
Trademarks	1,500
Design technology assets	1,100
Non-compete agreements	130
Backlog	110
Goodwill	9,113
Current liabilities	(2,147)

Total fair value of net assets acquired	17,016
Less cash acquired	(247)

Total cash paid for acquisition, less cash acquired	$ 16,769

On the acquisition date, amortizable intangible assets had a weighted average useful life of 10.2 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated cash flow basis over 8 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 5 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method and will be amortized on a straight line basis over 2 years and 6 weeks, respectively. Goodwill is deductible for tax purposes.

On October 3, 2012, the Company closed on an Asset Purchase Agreement with Krystal Infinity, LLC dba Krystal Enterprises (“Krystal”) for the acquisition of Krystal’s bus operation assets for cash consideration of $3,914. The fair value of the net assets acquired included inventory of $915, property and equipment of $331, goodwill of $768 and amortizable intangible assets consisting of trademarks of $1,000 and dealer network of $900. The Krystal bus operation assets were utilized at the ElDorado Kansas facility to produce buses under the Krystal name. The related assets and liabilities were sold as of October 20, 2013 and the results of operations since acquisition are included in discontinued operations as discussed in Note 3 to the Condensed Consolidated Financial Statements.

On December 20, 2012, the Company acquired the Federal Coach (“Federal Coach”) bus operation assets from Forest River, Inc. for cash consideration of $6,804. The fair value of the net assets acquired included inventory of $804, property and equipment of $630, certain liabilities of $225, goodwill of $4,495, and amortizable intangible assets consisting of trademarks of $670, dealer network of $410 and backlog of $20. The Federal Coach bus operation assets were utilized at the Champion Bus facility to produce buses under the Federal Coach name. The related assets and liabilities were sold as of October 20, 2013 and the results of operations since acquisition are included in discontinued operations as discussed in Note 3 to the Condensed Consolidated Financial Statements.

3.	Discontinued Operations

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets to be sold from April 30, 2013 to the closing date. The Company’s bus business, which manufactures and sells transit and shuttle buses, included the operations of Champion Bus Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National Kansas, Inc. and ElDorado National California, Inc. This divestiture will allow the Company to focus on the strategic development and growth of its core recreational vehicle business.

The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013, which after considering bus cash on hand at the subsidiaries of $2,323 as of October 20, 2013, resulted in initial net cash consideration of $97,677. Under the terms of the SPA, the total cash consideration to be received is subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013 plus the amount of bus cash on hand as of the date of the sale. The amount of the net asset adjustment will ultimately be determined through the completion of a post-close audit, which is expected to occur during the second quarter of fiscal 2014. Based on preliminary calculations of the carrying value of the bus business net assets sold as of October 20, 2013, an additional $6,006 will be due from ASV, representing the increase in bus net assets since April 30, 2013. The total amount remaining due from ASV of $8,329, which includes the net asset increase of $6,006 and the bus cash on hand of $2,323, is reflected in other accounts receivable in the Condensed Consolidated Balance Sheet.

The Company recorded a pre-tax gain of $7,825, subject to adjustment, as a result of the sale. The results of operations for the bus business, including the gain on the sale of the bus business, have been reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain other excluded assets) for a final price of $12,051. There was no gain or loss recognized on the sale. Discontinued operations for fiscal 2013 include the results of the ambulance product line.

The following table summarizes the results of discontinued operations:

	Three Months Ended October 31,
Discontinued Operations:	2013	2012

Net sales	$83,903	$114,188

Operating income (loss) of discontinued operations	$(3,433)	$3,443
Pre-tax gain on disposal of discontinued business	7,825	–

Income before income taxes	4,392	3,443
Income tax expense (benefit)	(322)	1,204

Income from discontinued operations, net of taxes	$4,714	$2,239

As a result of the sale of the bus business, and in accordance with the SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. As a result of the Company no longer being the primary obligor to the taxing authorities, the Company eliminated the reserves associated with certain uncertain tax positions resulting in a net tax benefit of $1,883 which is reflected within discontinued operations. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for these uncertain tax positions but does not expect future losses under this guarantee to be material.

The following is a summary of the assets and liabilities of discontinued operations, excluding cash, which were held for sale as of July 31, 2013:

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

In accordance with the SPA, the Company will retain the costs and liabilities associated with the bus business product liability and worker’s compensation claims for any occurrence prior to the closing date of the sale. Therefore, these reserves are not included in the liabilities of discontinued operations on the Condensed Consolidated Balance Sheet as of July 31, 2013.

4.	Business Segments

The Company has two continuing reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream, CrossRoads, Dutchmen, Keystone, Heartland, Livin’ Lite and Bison. The motorized recreational vehicle reportable segment consists of product lines from the following operating segments that have been aggregated: Airstream and Thor Motor Coach.

All manufacturing is conducted in the United States. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents and deferred income tax assets.

	Three Months Ended October 31,
	2013	2012
Net sales:
Recreational vehicles:
Towables	$622,853	$639,182
Motorized	177,110	122,242

Total	$799,963	$761,424

	Three Months Ended October 31,
	2013	2012
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$45,624	$42,710
Motorized	13,443	8,438

Total recreational vehicles	59,067	51,148
Corporate	(4,626)	(6,980)

Total	$54,441	$44,168

	October 31, 2013	July 31, 2013
Identifiable assets:
Recreational vehicles:
Towables	$794,938	$759,658
Motorized	134,397	126,123

Total recreational vehicles	929,335	885,781
Corporate	389,390	305,981
Assets of discontinued operations	–	136,506

Total	$1,318,725	$1,328,268

5.	Earnings Per Common Share

	Three Months Ended October 31,
	2013	2012
Weighted average common shares outstanding for basic earnings per share	53,205,004	52,928,467
Stock options and unvested restricted stock and restricted stock units	94,472	107,115

Weighted average common shares outstanding for diluted earnings per share	53,299,476	53,035,582

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At October 31, 2013 and 2012, the Company had 106,959 and 280,681, respectively, of antidilutive stock options and unvested restricted stock and restricted stock units outstanding which were excluded from this calculation.

6.	Inventories

Major classifications of inventories are:

	October 31, 2013	July 31, 2013
Raw materials	$106,416	$99,154
Chassis	34,192	34,108
Work in process	41,046	36,188
Finished goods	41,875	9,888

Total	223,529	179,338
Excess of FIFO costs over LIFO costs	(26,302)	(26,302)

Total inventories	$197,227	$153,036

Of the $223,529 and $179,338 of inventory at October 31, 2013 and July 31, 2013, all but $26,471 and $15,335, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $26,471 and $15,335 of inventory were valued on a first-in, first-out method.

7.	Intangible Assets, Goodwill and Long-Lived Assets

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life	October 31, 2013		July 31, 2013
	in Years at October 31, 2013	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$78,000	$20,844	$67,000	$19,121
Non-compete agreements	2	4,260	2,592	4,130	2,375
Trademarks	21	38,542	4,214	35,042	3,843
Design technology and other intangibles	11	22,650	4,907	21,300	4,380

Total amortizable intangible assets		$143,452	$32,557	$127,472	$29,719

Dealer networks are being amortized on an accelerated cash flow basis. Non-compete agreements, trademarks, and design technology and other intangibles are amortized on a straight-line basis. The increase in amortizable intangible assets since July 31, 2013 is related to the acquisitions of Livin’ Lite and Bison, as more fully described in Note 2 to the Condensed Consolidated Financial Statements. The full fair value analysis of the Livin’ Lite and Bison intangible assets, including goodwill, has not been completed at this time, and therefore, the current values assigned to these intangible assets are subject to change.

Estimated annual amortization expense, based on current values for Livin’ Lite and Bison intangible assets, is as follows:

For the fiscal year ending July 31, 2014	$11,799
For the fiscal year ending July 31, 2015	11,484
For the fiscal year ending July 31, 2016	10,382
For the fiscal year ending July 31, 2017	10,170
For the fiscal year ending July 31, 2018	9,732
For the fiscal year ending July 31, 2019 and thereafter	60,166

$113,733

The change in carrying value in goodwill from July 31, 2013 to October 31, 2013 is as follows:

Goodwill
Balance at July 31, 2013	$238,103
Acquisitions of towables businesses	15,173

Balance at October 31, 2013	$253,276

All of the goodwill resides in the towables recreational vehicle segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are the same as its operating segments, which are identified in Note 4 to the Condensed Consolidated Financial Statements. Fair values are determined by a discounted cash flow model and a market approach, when appropriate. These estimates are subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, comparable companies, terminal value assumptions and discount rates and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

During the first quarter of fiscal 2014, the Company determined it was more likely than not that certain long-lived assets, consisting of certain RV facilities, will be sold or altered before the end of their previously estimated useful life and therefore, the Company performed impairment assessments over these facilities using Level 3 inputs as defined by ASC 820 to determine whether an impairment exists. As a result of this assessment, a non-cash impairment charge of $710 was recognized in the quarter ended October 31, 2013.

8.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 18% and 16% of the Company’s continuing consolidated net sales for the three months ended October 31, 2013 and October 31, 2012, respectively. This dealer also accounted for 17% of the Company’s consolidated trade accounts receivable at October 31, 2013 and 24% at July 31, 2013. The loss of this dealer could have a significant effect on the Company’s business.

9.	Loan Transactions and Related Notes Receivable

In January 2009, we entered into two credit agreements, for $10,000 each, with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “January 2009 Loan Borrowers”), pursuant to which $1,300 of original principal on the first agreement is outstanding as of October 31, 2013 and due on January 15, 2014. The final principal and interest payments on the second agreement were received in fiscal 2012.

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $8,500 of original principal is outstanding as of October 31, 2013 with the final payment due on August 30, 2015.

The January 2009 and December 2009 Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC, the Company’s largest dealer.

10.	Investments and Fair Value Measurements

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

The only Company assets or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) - measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $0 and $666 and deferred compensation plan asset balances of $7,521 and $7,000 (excluding $3,570 and $3,407, respectively, related to discontinued operations) were recorded as of October 31, 2013 and July 31, 2013, respectively, as components of other assets in the Condensed Consolidated Balance Sheets. An equal and offsetting accrued liability was also recorded in regards to the deferred compensation plan as a component of other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both reflected in income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at July 31, 2013	$666
Net change in other comprehensive income	34
Sales	(700)

Balance at October 31, 2013	$–

11.	Product Warranties

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

Changes in our product warranty reserves for continuing operations are as follows:

	Three Months Ended October 31,
	2013	2012
Beginning balance	$84,250	$69,604
Provision	22,492	23,357
Payments	(20,821)	(18,770)
Acquisitions	609	–

Ending balance	$86,530	$74,191

12.	Provision for Income Taxes

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the probability of various possible outcomes must be determined. These uncertain tax positions are re-evaluated on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three months ended October 31, 2013, the Company released $1,642 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2013 related to the effective settlement of uncertain tax positions, which resulted in a net income tax benefit of $1,008. The Company accrued $295 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2013.

The overall effective income tax rate for the three months ended October 31, 2013 was 33.1% compared with 34.9% for the three months ended October 31, 2012. The primary reason for the decrease in the overall effective income tax rate was due to the settlement of certain uncertain tax benefits.

The Company anticipates a decrease of approximately $3,920 in unrecognized tax benefits, and $1,050 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $3,400 and $7,200 and related accrued interest and penalties may decrease between $800 and $2,300. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ from these estimates.

Generally, fiscal years 2010, 2011 and 2012 remain open for federal, state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2009. The Company is currently under IRS audit for fiscal year 2011. The Company is also being audited by the state of California for tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its federal, California and Indiana income tax returns in its liability for unrecognized tax benefits.

13.	Contingent Liabilities and Commitments

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase exposure under these circumstances is minor in relation to our repurchase obligation with financial institutions.

The Company’s total commercial commitment under standby repurchase obligations on dealer inventory financing at October 31, 2013 is $1,066,044. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee. The estimated fair value takes into account an estimate of the losses that will be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $3,855 and $3,778 as of October 31, 2013 and July 31, 2013, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The table below reflects losses incurred under repurchase agreements in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended October 31,
	2013	2012
Cost of units repurchased	$123	$602
Realization of units resold	101	505

Losses due to repurchase	$22	$97

The Company obtains certain vehicle chassis from automobile manufacturers under converter pool agreements. These agreements generally provide that the manufacturer will supply chassis at the Company’s various production facilities under the terms and conditions set forth in the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned, unrecorded inventory. Upon being put into production, the Company becomes obligated to pay the manufacturer for the chassis. Chassis are typically converted and delivered to customers within 90 days of delivery. If the chassis are not converted within 90 days of delivery to the Company, the Company generally purchases the chassis and records the inventory. At October 31, 2013, there were no vendor supplied chassis on hand, however, $206 of chassis provided by customers were located at the Company’s production facilities pending further manufacturing. The Company never purchases these chassis and does not include their cost in its billings to the customer for the completed unit.

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

14.	Stockholders’ Equity

Stock-Based Compensation

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 related to fiscal 2012 performance. The Committee approved additional awards that were granted in fiscal 2014 related to fiscal year 2013 performance. The employee restricted stock units vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. In fiscal 2013 and again in fiscal 2014, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. Total expense recognized in the three months ended October 31, 2013 and October 31, 2012 for restricted stock unit awards and other stock based compensation was $1,376 and $669, respectively, which included $480 and $52, respectively, related to discontinued operations.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2013	$953,740
Net income	41,108
Dividends declared and paid	(12,253)
Dividends declared but not paid	(53,290)

Balance as of October 31, 2013	$929,305

The dividends declared and paid of $12,253 represents the regular quarterly dividend of $0.23 per share.

During the first quarter of fiscal 2014, the Company’s Board of Directors approved and declared the payment of a special dividend of $1.00 per common share. This special dividend totaling $53,290 was paid on November 19, 2013 to shareholders of record at the close of business on November 5, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

The following discussion of our business relates primarily to ongoing operations.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, restrictive lending practices, recent management changes, the success of new product introductions, the pace of acquisitions, the impact of the divestiture of the Company’s bus business, asset impairment charges, cost structure improvements, competition and general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2013. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be one of the largest manufacturers of Recreational Vehicles (“RVs”) in North America based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 37% for the calendar quarter ended September 30, 2013. In the motorized segment of the RV industry, we have a U.S. market share of approximately 22% for the calendar quarter ended September 30, 2013.

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

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry through product innovation, service to our customers, manufacturing quality products, improving efficiencies of our facilities and acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

We have relied on internally generated cash flows from operations to finance substantially all our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $5,131 for the three months ended October 31, 2013 were made primarily for building additions and improvements and to replace machinery and equipment used in the ordinary course of business.

Recent Events

On October 31, 2013, the Company closed on an Asset Purchase Agreement with Bison Coach, LLC for the acquisition of its net operating assets for cash consideration of $16,718, subject to adjustments. The Company purchased these net assets to expand its recreational vehicle market share and supplement its existing brands with equestrian product offerings with living quarters.

On August 30, 2013, the Company closed on an Asset Purchase Agreement with Livin’ Lite Corp. for the acquisition of its net operating assets for cash consideration of $16,769, net of cash acquired. The Company purchased these net assets to expand its recreational vehicle market share and complement its existing brands with advanced lightweight product offerings.

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets to be sold from April 30, 2013 to the closing date. The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013, which after considering bus cash on hand at the subsidiaries of $2,323 as of October 20, 2013, resulted in initial net cash consideration of $97,677. Under the terms of the SPA, the total cash consideration to be received is subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013 plus the amount of bus cash on hand as of the date of the sale. The amount of the net asset adjustment will ultimately be determined through the completion of a post-close audit, which is expected to occur during the second quarter of fiscal 2014. Based on preliminary calculations of the carrying value of the bus business net assets sold as of October 20, 2013, an additional $6,006 will be due from ASV, representing the increase in bus net assets since April 30, 2013. The total amount remaining due from ASV of $8,329, which includes the net asset increase of $6,006 and the bus cash on hand of $2,323, is reflected in other accounts receivable in the Condensed Consolidated Balance Sheet.

On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain excluded assets) for a final price of $12,051. There was no gain or loss recognized on the sale.

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

We believe our dealer inventory levels are lean to balanced for seasonal consumer demand, with dealers optimistic regarding calendar 2014 yet cautious about restocking inventory over the winter months. RV dealer inventory of Thor products as of October 31, 2013 increased 4.9% to 53,716 units from 51,206 units as of October 31, 2012. Thor’s RV backlog as of October 31, 2013 increased 41.9% to $733,236 from $516,657 as of October 31, 2012.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through September 30,			%
	2013	2012	Increase	Change
Towables Units	219,682	200,027	19,655	9.8
Motorized Units	28,941	21,254	7,687	36.2

Total	248,623	221,281	27,342	12.4

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

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through September 30,			%
	2013	2012	Increase	Change
Towables Units	228,029	202,962	25,067	12.4
Motorized Units	26,867	20,828	6,039	29.0

Total	254,896	223,790	31,106	13.9

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through September 30,			%
	2013	2012	Increase	Change
Towables Units	77,766	73,926	3,840	5.2
Motorized Units	6,535	4,453	2,082	46.8

Total	84,301	78,379	5,922	7.6

Company Retail Statistics – Calendar YTD

Retail statistics of the Company’s RV products, as reported by Stat Surveys, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through September 30,			%
	2013	2012	Increase	Change
Towables Units	81,539	73,707	7,832	10.6
Motorized Units	6,307	4,206	2,101	50.0

Total	87,846	77,913	9,933	12.7

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the pace of recovery in the housing market, the impact of rising taxes and fuel prices. With continued improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see incremental improvements in RV sales and expect to benefit from our ability to increase production to meet increasing demand. In recent years, the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families. In addition, a positive longer-term outlook for the RV business is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27% higher than in 2010 according to the RVIA.

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

To date, we have not experienced any unusual cost increases from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. Current limitations in the availability of certain motorized RV chassis has hindered our ability to increase production levels and are anticipated to continue at least through early calendar 2014.

Three Months Ended October 31, 2013 vs. Three Months Ended October 31, 2012

	Three Months Ended October 31, 2013		Three Months Ended October 31, 2012		Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables Motorized	$622,853		$639,182		$(16,329)	(2.6)
	177,110		122,242		54,868	44.9

Total	$799,963		$761,424		$38,539	5.1

# OF UNITS:
Recreational Vehicles
Towables	22,980		24,226		(1,246)	(5.1)
Motorized	2,179		1,433		746	52.1

Total	25,159		25,659		(500)	(1.9)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational Vehicles
Towables	$82,830	13.3	$77,095	12.1	$5,735	7.4
Motorized	22,353	12.6	15,208	12.4	7,145	47.0

Total	$105,183	13.1	$92,303	12.1	$12,880	14.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$33,647	5.4	$31,817	5.0	$1,830	5.8
Motorized	8,941	5.0	6,770	5.5	2,171	32.1

Total Recreational Vehicles	42,588	5.3	38,587	5.1	4,001	10.4
Corporate	5,753	–	8,115	–	(2,362)	(29.1)

Total	$48,341	6.0	$46,702	6.1	$1,639	3.5

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$45,624	7.3	$42,710	6.7	$2,914	6.8
Motorized	13,443	7.6	8,438	6.9	5,005	59.3

Total Recreational Vehicles	59,067	7.4	51,148	6.7	7,919	15.5
Corporate	(4,626)	–	(6,980)	–	2,354	33.7

Total	$54,441	6.8	$44,168	5.8	$10,273	23.3

ORDER BACKLOG:	As of October 31, 2013	As of October 31, 2012	Change Amount	% Change
Recreational Vehicles
Towables	$419,842	$369,923	$49,919	13.5
Motorized	313,394	146,734	166,660	113.6

Total	$733,236	$516,657	$216,579	41.9

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2013 increased $38,539, or 5.1%, compared to the three months ended October 31, 2012. Consolidated gross profit increased $12,880, or 14.0%, compared to the three months ended October 31, 2012. Consolidated gross profit was 13.1% of consolidated net sales for the three months ended October 31, 2013 and 12.1% for the three months ended October 31, 2012. Selling, general and administrative expenses for the three months ended October 31, 2013 increased 3.5% compared to the three months ended October 31, 2012. Income before income taxes for the three months ended October 31, 2013 was $54,441, as compared to $44,168 for the three months ended October 31, 2012, an increase of $10,273 and 23.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $2,362 to $5,753 for the three months ended October 31, 2013 compared to $8,115 for the three months ended October 31, 2012. The decrease is primarily attributable to decreases of $1,968 and $603, respectively, in the portion of our actuarially determined workers’ compensation and product liability reserves recorded at Corporate. The three months ended October 31, 2012 also included a total of $1,106 in one-time employee compensation and stock-based separation costs. These decreases were partially offset by an increase in stock-based compensation of $534 and an increase in bonus expense of $385 due to the increase in consolidated income before income taxes. Deferred compensation plan expense also increased by $286.

Corporate interest income and other income and expense was $1,127 of income for the three months ended October 31, 2013 compared to $1,135 of income for the three months ended October 31, 2012. The $8 decrease is due to a decrease in overall interest income of $266, primarily due to reduced interest income on notes receivable as a result of lower note balances, and a $28 decrease in other income. These decreases were offset by market value appreciation on the Company’s deferred compensation plan assets of $500 in the current year as compared with appreciation of $214 in the prior year, a favorable change of $286.

The overall effective income tax rate for the three months ended October 31, 2013 was 33.1% compared with 34.9% for the three months ended October 31, 2012. The primary reason for the decrease in the overall effective income tax rate was due to the settlement of certain uncertain tax benefits.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of change in net sales for the three months ended October 31, 2013 vs. the three months ended October 31, 2012:

	Three Months Ended October 31, 2013	% of Segment Net Sales	Three Months Ended October 31, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$319,766	51.3	$302,380	47.3	$17,386	5.7
Fifth Wheels	298,398	47.9	331,327	51.8	(32,929)	(9.9)
Other	4,689	0.8	5,475	0.9	(786)	(14.4)

Total Towables	$622,853	100.0	$639,182	100.0	$(16,329)	(2.6)

	Three Months Ended October 31, 2013	% of Segment Shipments	Three Months Ended October 31, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	15,478	67.4	15,556	64.2	(78)	(0.5)
Fifth Wheels	7,293	31.7	8,509	35.1	(1,216)	(14.3)
Other	209	0.9	161	0.7	48	29.8

Total Towables	22,980	100.0	24,226	100.0	(1,246)	(5.1)

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	6.2
Fifth Wheels	4.4
Other	(44.2)
Total Towables	2.5

The decrease in total towables net sales of 2.6% compared to the prior year quarter resulted from a 5.1% decrease in unit shipments partially offset by a 2.5% increase in the impact of the change in the overall net price per unit.

The increase in the overall net price per unit within the travel trailer product lines of 6.2% is primarily due to selective net price increases and changes in product mix. The increase in the overall net price per unit within the fifth wheel product lines of 4.4% is due to selective price increases implemented since the comparable prior year period. The “other” category formerly related solely to sales in the park model industry, but now also includes truck, folding and other specialty campers due to the acquisition of Livin’ Lite, which carry a much lower selling price than park models.

The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended September 30, 2013 was 8.2% compared to the same period last year according to statistics published by RVIA.

Cost of products sold decreased $22,064 to $540,023, or 86.7% of towable net sales, for the three months ended October 31, 2013 compared to $562,087, or 87.9% of towable net sales, for the three months ended October 31, 2012. The change in material, labor, freight-out and warranty comprised $21,039 of the $22,064 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 81.3% for the three months ended October 31, 2013 compared to the 82.6% for the three months ended October 31, 2012. This decrease in percentage is primarily due to the favorable impact of selective price increases noted above. Total manufacturing overhead decreased $1,025 with the decrease in sales, but total manufacturing overhead as a percentage of towable net sales remained constant at 5.4% for both periods.

Towable gross profit increased $5,735 to $82,830, or 13.3% of towable net sales, for the three months ended October 31, 2013 compared to $77,095, or 12.1% of towable net sales, for the three months ended October 31, 2012. The $5,735 increase was primarily due to the increased product margin resulting from price increases and product mix as discussed above.

Selling, general and administrative expenses were $33,647, or 5.4% of towable net sales, for the three months ended October 31, 2013 compared to $31,817, or 5.0% of towable net sales, for the three months ended October 31, 2012. The primary reason for the $1,830 increase was increased towable income before income taxes, which caused related bonuses to increase by $1,937, and an increase of $513 in advertising and promotional costs. These increases were partially offset by a decrease of $501 in legal fees and related settlement costs.

Towable income before income taxes increased to 7.3% of towable net sales for the three months ended October 31, 2013 from 6.7% of towable net sales for the three months ended October 31, 2012. The primary reason for this increase in percentage was the favorable impact of price increases and product mix as noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of change in net sales for the three months ended October 31, 2013 vs. the three months ended October 31, 2012:

	Three Months Ended October 31, 2013	% of Segment Net Sales	Three Months Ended October 31, 2012	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$104,534	59.0	$83,069	68.0	$21,465	25.8
Class C	58,624	33.1	27,243	22.3	31,381	115.2
Class B	13,952	7.9	11,930	9.7	2,022	16.9

Total Motorized	$177,110	100.0	$122,242	100.0	$54,868	44.9

	Three Months Ended October 31, 2013	% of Segment Shipments	Three Months Ended October 31, 2012	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,077	49.4	837	58.4	240	28.7
Class C	977	44.8	482	33.6	495	102.7
Class B	125	5.8	114	8.0	11	9.6

Total Motorized	2,179	100.0	1,433	100.0	746	52.1

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(2.9)
Class C	12.5
Class B	7.3
Total Motorized	(7.2)

The increase in total motorized net sales of 44.9% compared to the prior year quarter resulted from a 52.1% increase in unit shipments and a 7.2% decrease in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 41.8% for the three months ended September 30, 2013 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 2.9% is primarily due to increasing sales of a continuing line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models. The increase in the overall net price per unit within the Class C product line of 12.5% is primarily due to changes in product mix and selective price increases. Within the Class B product line, the increase in the overall net price per unit of 7.3% is due to a greater concentration of sales of higher priced models and selective price increases in the current year.

Cost of products sold increased $47,723 to $154,757, or 87.4% of motorized net sales, for the three months ended October 31, 2013 compared to $107,034, or 87.6% of motorized net sales, for the three months ended October 31, 2012. The change in material, labor, freight-out and warranty comprised $45,545 of the $47,723 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased slightly to 83.3% compared to 83.5% for the prior year period. Total manufacturing overhead increased $2,178 with the increase in sales volume, but total manufacturing overhead as a percentage of motorized net sales remained the same at 4.1% for both periods.

Motorized gross profit increased $7,145 to $22,353, or 12.6% of motorized net sales, for the three months ended October 31, 2013 compared to $15,208, or 12.4% of motorized net sales, for the three months ended October 31, 2012. The $7,145 increase in gross profit was due primarily to the impact of the 52.1% increase in unit sales volume noted above.

Selling, general and administrative expenses were $8,941, or 5.0% of motorized net sales, for the three months ended October 31, 2013 compared to $6,770, or 5.5% of motorized net sales, for the three months ended October 31, 2012. The primary reason for the $2,171 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,154.

Motorized income before income taxes was 7.6% of motorized net sales for the three months ended October 31, 2013 and 6.9% of motorized net sales for the three months ended October 31, 2012. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

Financial Condition and Liquidity

As of October 31, 2013, we had $294,982 in cash and cash equivalents compared to $236,601 on July 31, 2013. The components of the $58,381 increase are described in more detail below, but the increase is primarily attributable to net cash consideration of $97,677 received from the sale of the bus business, partially offset by a total of $33,774 of cash consideration paid for the acquisitions of the Livin’ Lite and Bison recreational vehicle businesses and $12,253 paid for dividends.

Working capital at October 31, 2013 was $416,125 compared to $469,032 at July 31, 2013. Capital expenditures of $5,131 for the three months ended October 31, 2013 were made primarily for building additions and improvements and to replace machinery and equipment used in the ordinary course of business.

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

In regard to growing our business, we anticipate additional capital expenditures in fiscal 2014 of approximately $25,600, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions, and excess cash availability, subject to applicable legal limitations.

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2013 was $5,853 as compared to $14,439 for the three months ended October 31, 2012. The combination of net income and non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision (benefit), gain on disposal of bus business and stock-based compensation) provided $42,248 of operating cash in fiscal 2014 compared to $35,624 in the prior year period. Both of these amounts were partially offset by seasonal increases in inventories. However, the $42,248 of operating cash provided in the three months ended October 31, 2013 was offset to a greater extent by a larger increase in inventory, which correlates with the increase in backlog compared to the prior year. In addition, income tax payments exceeded income tax provisions by a greater amount for the three months ended October 31, 2013 as compared to the prior year.

Investing Activities

Net cash provided by investing activities for the three months ended October 31, 2013 was $62,456, primarily due to $97,677 in net cash consideration received from the sale of the bus business, partially offset by $17,056 and $16,718 of net cash consideration paid for the acquisitions of the Livin’ Lite and Bison recreational vehicle businesses, respectively. During the three months ended October 31, 2012, net cash used in investing activities of $9,807 was due to capital expenditures of $5,893 and $3,914 for the acquisition of the Krystal bus business.

Financing Activities

During the three months ended October 31, 2013, net cash used in financing activities of $9,928 was primarily for cash dividend payments of $12,253, partially offset by proceeds from the issuance of common stock of $2,293. Net cash used in financing activities of $8,776 for the three months ended October 31, 2012 was primarily for cash dividend payments of $9,527. The Company increased its previous regular quarterly dividend of $0.18 per share to $0.23 per share in October 2013. In October 2012, the Company increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share.

Accounting Pronouncements

None

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

During the quarter ended October 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Copy of consultant agreement to be signed by the Company and Mr. Romeo (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 10, 2013)

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC. (Registrant)

DATE: December 2, 2013	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: December 2, 2013	/s/ Colleen Zuhl
Colleen Zuhl
Vice President and Chief Financial Officer