Form 10-Q
period 2014-01-31
THOR INDUSTRIES INC
filed 2014-03-06
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2014.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 2/28/2014
Common stock, par value
$ .10 per share	53,305,492 shares

PART I –  FINANCIAL INFORMATION

Unless otherwise indicated, amounts in thousands except share and per share data.

ITEM 1.     FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	January 31, 2014	July 31, 2013
Current assets:
Cash and cash equivalents	$204,860	$236,601
Accounts receivable:
Trade, less allowance for doubtful accounts of $148 at 1/31/14 and $157 at 7/31/13	208,736	230,852
Other	18,243	15,527
Inventories	221,936	153,036
Notes receivable	1,400	6,426
Prepaid income taxes, expenses and other	18,853	5,238
Deferred income taxes	46,596	46,518
Assets of discontinued operations	–	136,506

Total current assets	720,624	830,704

Property, plant and equipment:
Land	21,279	20,885
Buildings and improvements	156,922	150,628
Machinery and equipment	77,398	73,478

Total cost	255,599	244,991
Less accumulated depreciation	105,475	101,182

Net property, plant and equipment	150,124	143,809

Other assets:
Goodwill	253,876	238,103
Amortizable intangible assets	107,069	97,753
Long-term notes receivable	8,367	9,766
Other	8,537	8,133

Total other assets	377,849	353,755

TOTAL ASSETS	$1,248,597	$1,328,268

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 31, 2014	July 31, 2013
Current liabilities:
Accounts payable	$132,939	$135,040
Accrued liabilities:
Compensation and related items	31,217	47,496
Product warranties	84,134	84,250
Income and other taxes	8,575	21,350
Promotions and rebates	16,325	12,580
Product/property liability and related liabilities	13,300	10,642
Other	13,538	15,207
Liabilities of discontinued operations	–	35,107

Total current liabilities	300,028	361,672

Unrecognized income tax benefits	34,265	41,219
Deferred income taxes, net	20,866	18,560
Other long-term liabilities	16,022	14,203

Total long-term liabilities	71,153	73,982

Contingent liabilities and commitments	–	–

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,185,429 shares at 1/31/14 and 62,045,264 at 7/31/13	6,219	6,205
Additional paid-in capital	205,355	198,838
Retained earnings	933,240	953,740
Accumulated other comprehensive loss – unrealized loss on available-for-sale investments	–	(22)
Less treasury shares of 8,879,937 at 1/31/14 and 8,858,280 at 7/31/13, at cost	(267,398)	(266,147)

Total stockholders’ equity	877,416	892,614

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,248,597	$1,328,268

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net sales	$635,330	$636,605	$1,435,293	$1,398,029
Cost of products sold	565,003	569,087	1,259,783	1,238,208

Gross profit	70,327	67,518	175,510	159,821
Selling, general and administrative expenses	43,766	41,634	92,107	88,336
Amortization of intangible assets	3,226	2,623	6,064	5,257
Impairment charges	–	–	710	–
Interest income	391	733	901	1,509
Interest expense	2	2	7	5
Other income, net	178	466	820	894

Income from continuing operations before income taxes	23,902	24,458	78,343	68,626
Income taxes	6,684	5,439	24,731	20,858

Net income from continuing operations	17,218	19,019	53,612	47,768
Income (loss) from discontinued operations, net of income taxes	(1,026)	877	3,688	3,116

Net Income	$16,192	$19,896	$57,300	$50,884

Weighted average common shares outstanding:
Basic	53,289,626	53,002,106	53,247,315	52,965,286
Diluted	53,353,027	53,116,389	53,326,251	53,075,985

Earnings per common share from continuing operations:
Basic	$0.32	$0.36	$1.01	$0.90
Diluted	$0.32	$0.36	$1.01	$0.90

Earnings (loss) per common share from discontinued operations:
Basic	$(0.02)	$0.02	$0.07	$0.06
Diluted	$(0.02)	$0.01	$0.06	$0.06

Earnings per common share:
Basic	$0.30	$0.38	$1.08	$0.96
Diluted	$0.30	$0.37	$1.07	$0.96

Regular dividends paid per common share	$0.23	$0.18	$0.46	$0.36
Special dividends paid per common share	$1.00	$1.50	$1.00	$1.50

Net income	$16,192	$19,896	$57,300	$50,884
Unrealized appreciation on investments, net of tax	–	16	22	17

Comprehensive income	$16,192	$19,912	$57,322	$50,901

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 (UNAUDITED)

	Six Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net income	$57,300	$50,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,393	6,892
Amortization of intangibles	6,128	5,562
Impairment charges	710	–
Deferred income tax provision (benefit)	4,102	(206)
Gain on disposal of bus business	(7,079)	–
Gain on disposition of property, plant and equipment	(40)	(12)
Stock-based compensation	2,648	1,312
Excess tax benefits from stock-based awards	(796)	(567)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	30,249	(18,230)
Inventories	(67,997)	(47,314)
Prepaid income taxes, expenses and other	(14,550)	(9,047)
Accounts payable	(7,159)	22,233
Accrued liabilities	(22,772)	(8,555)
Other liabilities	(4,982)	(1,619)

Net cash provided by (used in) operating activities	(17,845)	1,333

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,671)	(9,908)
Proceeds from dispositions of property, plant and equipment	561	188
Proceeds from dispositions of investments	700	400
Proceeds from notes receivable	6,425	7,000
Proceeds from sale of bus business	100,000	–
Acquisitions, net of cash acquired	(33,487)	(10,718)
Other	340	148

Net cash provided by (used in) investing activities	61,868	(12,890)

Cash flows from financing activities:
Regular cash dividends paid	(24,510)	(19,069)
Special cash dividends paid	(53,290)	(79,525)
Shares repurchased related to cashless exercises of stock options	–	(2,009)
Excess tax benefits from stock-based awards	796	567
Proceeds from issuance of common stock	2,491	1,091
Payments related to vesting of stock-based awards	(1,251)	–

Net cash used in financing activities	(75,764)	(98,945)

Net decrease in cash and cash equivalents	(31,741)	(110,502)
Cash and cash equivalents, beginning of period	236,601	218,642

Cash and cash equivalents, end of period	$204,860	$108,140

Supplemental cash flow information:
Income taxes paid	$54,698	$42,686
Interest paid	$132	$167

Non-cash transactions:
Capital expenditures in accounts payable	$811	$564
Other accounts receivable from bus business sale	$5,043	$–

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

The Company’s core business activities are comprised of two distinct operations, which include the design, manufacture and sale of both towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segment financial information for these two segments in Note 4 to the Condensed Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s bus operations which were sold during the three months ended October 31, 2013. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Company’s continuing recreational vehicle operations.

The July 31, 2013 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Due to seasonality within the recreational vehicle industry, the extrapolated results of operations for the six months ended January 31, 2014 are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recall liabilities, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and fair value determinations made for both intangible assets acquired and asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

2.	Acquisitions

On October 31, 2013, the Company closed on an Asset Purchase Agreement with Bison Coach, LLC for the acquisition of its net operating assets for cash consideration of $16,718, subject to adjustment, which was funded entirely from the Company’s cash on hand. The purchase price adjustment is based on a final determination of net assets and is expected to be finalized in the third quarter of fiscal 2014. As a result of the purchase, the Company formed a new entity, Bison Coach (“Bison”), which operates as an independent operation in the same manner as the Company’s other existing recreational vehicle subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the net assets of Bison Coach, LLC to supplement its existing product offerings with Bison’s equestrian products with living quarters.

The following table summarizes the fair values assigned to the Bison net assets acquired, which are based on internal and independent external valuations:

Current assets	$ 3,995
Property, plant and equipment	625
Dealer network	7,400
Trademarks	1,800
Backlog	140
Goodwill	6,660
Current liabilities	(3,902)

Total fair value of net assets acquired	$ 16,718

During the fiscal quarter ended January 31, 2014, the preliminary values of the dealer network and the trademarks were decreased by $400 and $200, respectively, and goodwill increased by $600 accordingly, as a result of finalizing the valuations for these intangible assets.

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.3 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated cash flow basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight line basis over 6 weeks. Goodwill is deductible for tax purposes.

On August 30, 2013, the Company closed on an Asset Purchase Agreement with Livin’ Lite Corp. for the acquisition of its net operating assets for aggregate cash consideration of $16,769, net of cash acquired, which was funded entirely from the Company’s cash on hand. As a result of the purchase, the Company formed a new entity, Livin’ Lite RV, Inc. (“Livin’ Lite”), which continues to operate as an independent operation in the same manner as the Company’s existing recreational vehicle subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the Livin’ Lite Corp. operating assets to expand its recreational vehicle market share and complement its existing brands with Livin’ Lite’s advanced lightweight product offerings.

The following table summarizes the fair values assigned to the Livin’ Lite net assets acquired, which are based on internal and independent external valuations:

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

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets to be sold from April 30, 2013 to the closing date. The Company’s bus business, which manufactured and sold transit and shuttle buses, included the operations of Champion Bus Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National Kansas, Inc. and ElDorado National California, Inc. This divestiture will allow the Company to focus on the strategic development and growth of its core recreational vehicle business.

The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013. Under the terms of the SPA, the total cash consideration to be received was subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013. The amount of the final net asset adjustment was determined through the completion of a post-close audit during the second quarter of fiscal 2014. Based on the final agreed-upon carrying value of the bus business net assets sold as of October 20, 2013, an additional $5,043 is due from ASV, representing the increase in bus net assets since April 30, 2013. The $5,043 is reflected in other accounts receivable as of January 31, 2014 in the Condensed Consolidated Balance Sheets and was received subsequent to that date. During the second quarter of fiscal 2014, the Company also received the $2,323 of bus cash which was transferred to ASV at the time of the close of the sale and was reflected in other accounts receivable as of October 31, 2013.

The Company has recorded a pre-tax gain of $7,079 as a result of the sale. This amount includes a $746 unfavorable adjustment recorded during the second quarter of fiscal 2014 based on the completion of the post-close audit. The results of operations for the bus business, including the gain on the sale of the bus business, have been reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain other excluded assets) for a final price of $12,051. There was no gain or loss recognized on the sale. Discontinued operations for fiscal 2013 include the results of the ambulance product line.

The following table summarizes the results of discontinued operations:

	Three Months Ended January 31,		Six Months Ended January 31,
Discontinued Operations:	2014	2013	2014	2013

Net sales	$–	$104,995	$83,903	$219,183

Operating income (loss) of discontinued operations	$(1,131)	$1,073	$(4,564)	$4,516
Pre-tax gain (loss) on disposal of discontinued business	(746)	–	7,079	–

Income (loss) before income taxes	(1,877)	1,073	2,515	4,516
Income tax expense (benefit)	(851)	196	(1,173)	1,400

Income (loss) from discontinued operations, net of taxes	$(1,026)	$877	$3,688	$3,116

Operating income (loss) of discontinued operations during the three months ended January 31, 2014 reflects expenses incurred directly related to the former bus operations including adjustments to liabilities retained by the Company under the SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

As a result of the sale of the bus business, and in accordance with the SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. As a result, the Company eliminated the reserves associated with certain uncertain tax positions resulting in a net tax benefit of $1,883 which is reflected within discontinued operations. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for these uncertain tax positions but does not expect future losses under this guarantee to be material.

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

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), CrossRoads, Keystone (including Dutchmen, which was merged into Keystone during the second quarter of fiscal 2014), Heartland, Livin’ Lite and Bison. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

All manufacturing is conducted in the United States. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents and deferred income tax assets.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net sales:
Recreational vehicles:
Towables	$472,474	$522,838	$1,095,327	$1,162,020
Motorized	162,856	113,767	339,966	236,009

Total	$635,330	$636,605	$1,435,293	$1,398,029

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$18,915	$24,085	$64,539	$66,795
Motorized	11,193	6,883	24,636	15,321

Total recreational vehicles	30,108	30,968	89,175	82,116
Corporate	(6,206)	(6,510)	(10,832)	(13,490)

Total	$23,902	$24,458	$78,343	$68,626

	January 31, 2014	July 31, 2013
Identifiable assets:
Recreational vehicles:
Towables	$777,549	$759,658
Motorized	175,213	126,123

Total recreational vehicles	952,762	885,781
Corporate	295,835	305,981
Assets of discontinued operations	–	136,506

Total	$1,248,597	$1,328,268

5. Earnings Per Common Share

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Weighted average common shares outstanding for basic earnings per share	53,289,626	53,002,106	53,247,315	52,965,286
Stock options and unvested restricted stock and restricted stock units	63,401	114,283	78,936	110,699

Weighted average common shares outstanding for diluted earnings per share	53,353,027	53,116,389	53,326,251	53,075,985

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At January 31, 2014 and 2013, the Company had 12,064 and 13,506, respectively, of antidilutive stock options and unvested restricted stock and restricted stock units outstanding which were excluded from this calculation.

6.	Inventories

Major classifications of inventories are:

	January 31, 2014	July 31, 2013
Raw materials	$114,780	$99,154
Chassis	42,532	34,108
Work in process	50,936	36,188
Finished goods	40,440	9,888

Total	248,688	179,338
Excess of FIFO costs over LIFO costs	(26,752)	(26,302)

Total inventories	$221,936	$153,036

Of the $248,688 and $179,338 of inventory at January 31, 2014 and July 31, 2013, all but $27,102 and $15,335, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $27,102 and $15,335 of inventory were valued on a first-in, first-out method.

7.	Intangible Assets, Goodwill and Long-Lived Assets

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life	January 31, 2014		July 31, 2013
	in Years at January 31, 2014	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$77,600	$22,873	$67,000	$19,121
Non-compete agreements	2	4,260	2,815	4,130	2,375
Trademarks	21	38,342	4,612	35,042	3,843
Design technology and other intangibles	11	22,650	5,483	21,300	4,380

Total amortizable intangible assets		$142,852	$35,783	$127,472	$29,719

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

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2014	$12,267
For the fiscal year ending July 31, 2015	12,102
For the fiscal year ending July 31, 2016	10,760
For the fiscal year ending July 31, 2017	10,314
For the fiscal year ending July 31, 2018	9,687
For the fiscal year ending July 31, 2019 and thereafter	58,003

$113,133

The change in carrying value in goodwill from July 31, 2013 to January 31, 2014 is as follows:

Goodwill
Balance at July 31, 2013	$238,103
Acquisitions of towables businesses	15,773

Balance at January 31, 2014	$253,876

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

During the first quarter of fiscal 2014, the Company determined it was more likely than not that certain long-lived assets, consisting of certain RV facilities, will be sold or altered before the end of their previously estimated useful life. Therefore, the Company performed impairment assessments over these facilities using Level 3 inputs as defined by ASC 820 to determine whether an impairment exists. As a result of these assessments, a non-cash impairment charge of $710 was recognized in the quarter ended October 31, 2013.

8.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 16% of the Company’s continuing consolidated net sales for both the six months ended January 31, 2014 and the six months ended January 31, 2013. This dealer also accounted for 25% of the Company’s consolidated trade accounts receivable at January 31, 2014 and 24% at July 31, 2013. The loss of this dealer could have a significant effect on the Company’s business.

9.	Loan Transactions and Related Notes Receivable

In January 2009, we entered into two credit agreements, for $10,000 each, with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “January 2009 Loan Borrowers”). The final principal and interest payments on the first agreement were received in the second quarter of fiscal 2014 and the final principal and interest payments on the second agreement were received in fiscal 2012.

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $7,400 of original principal is outstanding as of January 31, 2014 with the final payment due on August 30, 2015. All payments of principal and interest due to date have been paid in full.

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

The only Company investments or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) – measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $0 and $666 and deferred compensation plan asset balances of $8,205 and $7,000 (excluding $3,407 at July 31, 2013 related to discontinued operations) were recorded as of January 31, 2014 and July 31, 2013, respectively, as components of other assets in the Condensed Consolidated Balance Sheets. An equal and offsetting accrued liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both reflected in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at July 31, 2013	$666
Net change in other comprehensive income	34
Sales	(700)

Balance at January 31, 2014	$–

11.	Product Warranties

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

Changes in our product warranty reserves for continuing operations are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Beginning balance	$86,530	$74,191	$84,250	$69,604
Provision	18,701	19,588	41,193	42,945
Payments	(21,097)	(18,748)	(41,918)	(37,518)
Acquisitions	–	–	609	–

Ending balance	$84,134	$75,031	$84,134	$75,031

12.	Provision for Income Taxes

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

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six months ended January 31, 2014, the Company released $5,683 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2013 related to the settlement of uncertain tax positions, which resulted in a net income tax benefit of $2,632. The Company accrued $586 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2013. For the three months ended January 31, 2014, the Company released $4,041 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2013 related to the settlement of uncertain tax positions, which resulted in a net income tax benefit of $1,624, and accrued $291 in interest and penalties.

The overall effective income tax rate for the three months ended January 31, 2014 was 28.0% compared with 22.2% for the three months ended January 31, 2013. The overall effective income tax rate for the six months ended January 31, 2014 was 31.6% compared with 30.4% for the six months ended January 31, 2013. The primary reason for the increase in the overall effective income tax rates for the three months and six months ended January 31, 2014 was the retroactive reinstatement of the Federal research and development credit and other credits that occurred during the fiscal 2013 periods. In addition, the effective income tax rates for both the fiscal 2013 and 2014 periods were favorably impacted from the settlement of certain uncertain tax benefits.

The Company anticipates a decrease of $3,660 in unrecognized tax benefits, and $895 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $900 and $6,500 and related accrued interest and penalties may decrease between $400 and $3,800. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ materially from these estimates.

Generally, fiscal years 2010, 2011 and 2012 remain open for federal, state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The federal returns are subject to examination by taxing authorities for all years after fiscal 2009. The Company is currently under IRS audit for fiscal year 2011. The Company is also being audited by the state of California for tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its federal, California and Indiana income tax audits in its liability for unrecognized tax benefits.

13.	Contingent Liabilities and Commitments

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase activity related to dealer terminations in certain states has been insignificant in relation to our repurchase obligation with financial institutions.

The Company’s total commercial commitment under standby repurchase obligations on dealer inventory financing at January 31, 2014 is $1,165,309. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $4,177 and $3,778 as of January 31, 2014 and July 31, 2013, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The table below reflects losses incurred under repurchase agreements in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Cost of units repurchased	$326	$1,526	$449	$2,128
Realization of units resold	289	1,264	390	1,769

Losses due to repurchase	$37	$262	$59	$359

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

Stock-Based Compensation

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 related to fiscal 2012 performance. The Committee approved additional awards that were granted in fiscal 2014 related to fiscal year 2013 performance. The employee restricted stock units vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. In fiscal 2013 and again in fiscal 2014, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. Total expense recognized in the six months ended January 31, 2014 and January 31, 2013 for restricted stock unit awards and other stock based compensation was $2,648 and $1,312, respectively, which included $480 and $104, respectively, related to discontinued operations.

For the restricted stock units that vested during the six months ended January 31, 2014, a certain portion of the vested shares awarded were withheld to cover the recipients’ estimated withholding taxes, which was then paid by the Company on their behalf. Total tax payments made by the Company related to stock-based awards totaled $1,251 during the period.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2013	$953,740
Net income	57,300
Dividends paid	(77,800)

Balance as of January 31, 2014	$933,240

The dividends paid total of $77,800 includes regular quarterly $0.23 per share dividends in each of the first two quarters of fiscal 2014 for a combined total of $24,510, and a special $1.00 per share dividend paid in November 2013 of $53,290.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

The following discussion of our business relates primarily to ongoing operations.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, restrictive lending practices, recent management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the integration of new acquisitions, the impact of the divestiture of the Company’s bus business, asset impairment charges, cost structure improvements, competition and general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2013. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be one of the largest manufacturers of Recreational Vehicles (“RVs”) in North America based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 37.5% for the calendar year ended December 31, 2013. In the motorized segment of the RV industry, we have a U.S. market share of approximately 23.4% for the calendar year ended December 31, 2013.

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

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry through product innovation, service to our customers, manufacturing quality products, improving efficiencies of our facilities and acquisitions. We have no plans to enter unrelated businesses in the future.

We have relied on internally generated cash flows from operations to finance substantially all our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $12,671 for the six months ended January 31, 2014 were made primarily for building additions and improvements and to replace machinery and equipment used in the ordinary course of business.

Recent Events

On October 31, 2013, the Company closed on an Asset Purchase Agreement with Bison Coach, LLC for the acquisition of its net operating assets for cash consideration of $16,718, subject to adjustment. The Company purchased these net assets to expand its recreational vehicle market share and supplement its existing brands with equestrian product offerings with living quarters.

On August 30, 2013, the Company closed on an Asset Purchase Agreement with Livin’ Lite Corp. for the acquisition of its net operating assets for cash consideration of $16,769, net of cash acquired. The Company purchased these net assets to expand its recreational vehicle market share and complement its existing brands with advanced lightweight product offerings.

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets to be sold from April 30, 2013 to the closing date. The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013. Under the terms of the SPA, the total cash consideration was subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013. The amount of the final net asset adjustment was determined through the completion of a post-close audit during the second quarter of fiscal 2014. Based on the final agreed-upon carrying value of the bus business net assets sold as of October 20, 2013, an additional $5,043 is due from ASV, representing the increase in bus net assets since April 30, 2013. The $5,043 is reflected in other accounts receivable as of January 31, 2014 in the Condensed Consolidated Balance Sheets and was received subsequent to that date.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand, with dealers optimistic regarding calendar 2014 yet cautious about restocking inventory over the winter months. January 31, 2014 dealer inventory levels were also affected by the unusually severe winter weather throughout the midwestern United States, which disrupted both the receipt of wholesale units and caused retail delivery delays. RV dealer inventory of Thor products as of January 31, 2014 decreased 1.7% to 60,149 units from 61,209 units as of January 31, 2013. Thor’s RV backlog as of January 31, 2014 increased 37.1% to $845,178 from $616,578 as of January 31, 2013.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			%
	2013	2012	Increase	Change
Towables Units	282,795	257,551	25,244	9.8
Motorized Units	38,332	28,198	10,134	35.9

Total	321,127	285,749	35,378	12.4

RVIA has forecast that 2014 calendar year shipments for towables and motorized units will approximate 295,700 and 43,900 units, respectively, which are 4.6% and 14.5% higher than the corresponding calendar 2013 wholesale shipments noted above.

Industry Retail Statistics

We believe that retail demand is the key to continued improvement in the RV industry. We believe that while modest increases in dealer stocking may occur, RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			%
	2013	2012	Increase	Change
Towables Units	267,969	237,055	30,914	13.0
Motorized Units	33,430	25,750	7,680	29.8

Total	301,399	262,805	38,594	14.7

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			%
	2013	2012	Increase	Change
Towables Units	97,244	93,842	3,402	3.6
Motorized Units	8,446	5,790	2,656	45.9

Total	105,690	99,632	6,058	6.1

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			%
	2013	2012	Increase	Change
Towables Units	96,029	86,863	9,166	10.6
Motorized Units	7,756	5,097	2,659	52.2

Total	103,785	91,960	11,825	12.9

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

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold, and any future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to customers.

To date, we have not experienced any unusual cost increases from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. Current limitations in the availability of certain motorized RV chassis have hindered our ability to increase production levels and are anticipated to continue through the first quarter of calendar 2014.

Three Months Ended January 31, 2014 vs. Three Months Ended January 31, 2013

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables Motorized	$472,474	$522,838	$(50,364)	(9.6)
	162,856	113,767	49,089	43.1

Total	$635,330	$636,605	$(1,275)	(0.2)

# OF UNITS:
Recreational Vehicles
Towables	17,108	19,488	(2,380)	(12.2)
Motorized	2,037	1,343	694	51.7

Total	19,145	20,831	(1,686)	(8.1)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational Vehicles
Towables	$50,641	10.7	$54,655	10.5	$(4,014)	(7.3)
Motorized	19,686	12.1	12,863	11.3	6,823	53.0

Total	$70,327	11.1	$67,518	10.6	$2,809	4.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$28,572	6.0	$28,069	5.4	$503	1.8
Motorized	8,493	5.2	5,977	5.3	2,516	42.1

Total Recreational Vehicles	37,065	5.8	34,046	5.3	3,019	8.9
Corporate	6,701	–	7,588	–	(887)	(11.7)

Total	$43,766	6.9	$41,634	6.5	$2,132	5.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$18,915	4.0	$24,085	4.6	$(5,170)	(21.5)
Motorized	11,193	6.9	6,883	6.1	4,310	62.6

Total Recreational Vehicles	30,108	4.7	30,968	4.9	(860)	(2.8)
Corporate	(6,206)	–	(6,510)	–	304	4.7

Total	$23,902	3.8	$24,458	3.8	$(556)	(2.3)

ORDER BACKLOG:	As of January 31, 2014	As of January 31, 2013	Change Amount	% Change
Recreational Vehicles
Towables	$501,882	$375,384	$126,498	33.7
Motorized	343,296	241,194	102,102	42.3

Total	$845,178	$616,578	$228,600	37.1

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2014 decreased $1,275, or 0.2%, compared to the three months ended January 31, 2013. Consolidated gross profit increased $2,809, or 4.2%, compared to the three months ended January 31, 2013. Consolidated gross profit was 11.1% of consolidated net sales for the three months ended January 31, 2014 and 10.6% for the three months ended January 31, 2013. Selling, general and administrative expenses for the three months ended January 31, 2014 increased 5.1% compared to the three months ended January 31, 2013. Income before income taxes for the three months ended January 31, 2014 was $23,902, as compared to $24,458 for the three months ended January 31, 2013, a decrease of $556 and 2.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $887 to $6,701 for the three months ended January 31, 2014 compared to $7,588 for the three months ended January 31, 2013. The decrease is primarily attributable to a decrease in legal and professional fees of $1,188. Costs related to our Corporate repurchase reserve required for vehicle repurchase commitments also decreased $350 as repurchase activity this year has been lower compared to the prior year. These decreases were partially offset by an increase in stock-based compensation of $702.

Corporate interest income and other income and expense was $495 of income for the three months ended January 31, 2014 compared to $1,078 of income for the three months ended January 31, 2013. The $583 decrease is due to a decrease in overall interest income of $342, primarily due to reduced interest income on notes receivable as a result of lower note balances. In addition, the market value appreciation on the Company’s deferred compensation plan assets was $110 in the current year as compared with appreciation of $428 in the prior year, an unfavorable change of $318.

The overall effective income tax rate for the three months ended January 31, 2014 was 28.0% compared with 22.2% for the three months ended January 31, 2013. The primary reason for the increase in the effective income tax rate was the retroactive reinstatement of the Federal research and development credit and other credits that occurred during the three months ended January 31, 2013. In addition, the effective income tax rates for both the fiscal 2013 and 2014 periods were favorably impacted by the effective settlement of certain uncertain tax benefits.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of change in net sales for the three months ended January 31, 2014 vs. the three months ended January 31, 2013:

	Three Months Ended January 31, 2014	% of Segment Net Sales	Three Months Ended January 31, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$225,325	47.7	$248,091	47.5	$(22,766)	(9.2)
Fifth Wheels	242,832	51.4	270,182	51.7	(27,350)	(10.1)
Other	4,317	0.9	4,565	0.8	(248)	(5.4)

Total Towables	$472,474	100.0	$522,838	100.0	$(50,364)	(9.6)

	Three Months Ended January 31, 2014	% of Segment Shipments	Three Months Ended January 31, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	10,919	63.8	12,855	66.0	(1,936)	(15.1)
Fifth Wheels	5,940	34.7	6,504	33.4	(564)	(8.7)
Other	249	1.5	129	0.6	120	93.0

Total Towables	17,108	100.0	19,488	100.0	(2,380)	(12.2)

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	5.9
Fifth Wheels	(1.4)
Other	(98.4)
Total Towables	2.6

The decrease in total towables net sales of 9.6% compared to the prior year quarter resulted from a 12.2% decrease in unit shipments partially offset by a 2.6% increase in the impact of the change in the overall net price per unit. The Company’s towables net sales for the three months ended January 31, 2014 were adversely impacted by the unusually severe winter weather throughout the midwestern United States this year as compared to the prior year. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended January 31, 2014 was 5.5% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the travel trailer product lines of 5.9% is primarily due to selective net price increases and changes in product mix. The decrease in the overall net price per unit within the fifth wheel product lines of 1.4% is due to a lower concentration of higher priced luxury product lines compared to a year ago, partially offset by selective price increases implemented since the comparable prior year period. The “other” category formerly related solely to park model sales but now also includes truck, folding and other specialty campers due to the acquisitions of Livin’ Lite and Bison, which carry a significantly lower selling price than park models and now comprise the majority of the sales in this category.

Cost of products sold decreased $46,350 to $421,833, or 89.3% of towable net sales, for the three months ended January 31, 2014 compared to $468,183, or 89.5% of towable net sales, for the three months ended January 31, 2013. The change in material, labor, freight-out and warranty comprised $46,890 of the $46,350 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 81.8% for the three months ended January 31, 2014 compared to 82.8% for the three months ended January 31, 2013. This decrease in percentage is primarily due to the favorable impact of selective net price increases and changes in product mix noted above. Total manufacturing overhead increased $540 and total manufacturing overhead as a percentage of towable net sales increased from 6.7% to 7.5% as the decrease in sales resulted in higher fixed overhead costs per unit sold.

Towable gross profit decreased $4,014 to $50,641, or 10.7% of towable net sales, for the three months ended January 31, 2014 compared to $54,655, or 10.5% of towable net sales, for the three months ended January 31, 2013. The $4,014 decrease was primarily due to the decrease in net sales noted above.

Selling, general and administrative expenses were $28,572, or 6.0% of towable net sales, for the three months ended January 31, 2014 compared to $28,069, or 5.4% of towable net sales, for the three months ended January 31, 2013. The primary reason for the $503 increase was an increase of $263 in sales related travel, advertising and promotional costs.

Towable income before income taxes decreased to 4.0% of towable net sales for the three months ended January 31, 2014 from 4.6% of towable net sales for the three months ended January 31, 2013. The primary reason for this decrease in percentage was the increase in selling, general and administrative expense as a percentage of towable net sales noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of change in net sales for the three months ended January 31, 2014 vs. the three months ended January 31, 2013:

	Three Months Ended January 31, 2014	% of Segment Net Sales	Three Months Ended January 31, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$94,464	58.0	$78,272	68.8	$16,192	20.7
Class C	51,004	31.3	25,883	22.8	25,121	97.1
Class B	17,388	10.7	9,612	8.4	7,776	80.9

Total Motorized	$162,856	100.0	$113,767	100.0	$49,089	43.1

	Three Months Ended January 31, 2014	% of Segment Shipments	Three Months Ended January 31, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,006	49.4	787	58.6	219	27.8
Class C	879	43.2	465	34.6	414	89.0
Class B	152	7.4	91	6.8	61	67.0

Total Motorized	2,037	100.0	1,343	100.0	694	51.7

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(7.1)
Class C	8.1
Class B	13.9
Total Motorized	(8.6)

The increase in total motorized net sales of 43.1% compared to the prior year quarter resulted from a 51.7% increase in unit shipments and an 8.6% decrease in the impact of the change in the overall net price per unit. The overall 8.6% decrease in the impact of the change in the overall net price per unit is primarily due to product mix within the Class A line as discussed below as well as a higher concentration of sales this year of the more moderately priced Class C units in relation to Class A units. The Company’s motorized net sales for the three months ended January 31, 2014 were adversely impacted by the unusually severe winter weather throughout the midwestern United States this year as compared to the prior year. The overall market increase in wholesale unit shipments of motorhomes was 31.2% for the three months ended January 31, 2014 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 7.1% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales of a line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 8.1% is primarily due to changes in product mix and selective price increases. Within the Class B product line, the increase in the overall net price per unit of 13.9% is due to a greater concentration of sales of higher priced models and selective price increases in the current year.

Cost of products sold increased $42,266 to $143,170, or 87.9% of motorized net sales, for the three months ended January 31, 2014 compared to $100,904, or 88.7% of motorized net sales, for the three months ended January 31, 2013. The change in material, labor, freight-out and warranty comprised $39,443 of the $42,266 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 83.0% compared to 84.1% for the prior year period. The decrease in percentage is primarily due to the favorable impact of selective price increases. Total manufacturing overhead increased $2,823 with the increase in sales volume, and total manufacturing overhead as a percentage of motorized net sales increased slightly from 4.6% to 4.9% primarily due to increased employee workers’ compensation and health insurance costs and increased facility costs.

Motorized gross profit increased $6,823 to $19,686, or 12.1% of motorized net sales, for the three months ended January 31, 2014 compared to $12,863, or 11.3% of motorized net sales, for the three months ended January 31, 2013. The $6,823 increase in gross profit was due primarily to the impact of the 51.7% increase in unit sales volume noted above.

Selling, general and administrative expenses were $8,493, or 5.2% of motorized net sales, for the three months ended January 31, 2014 compared to $5,977, or 5.3% of motorized net sales, for the three months ended January 31, 2013. The primary reason for the $2,516 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,919. Sales related travel, advertising and promotion costs also increased $253 in correlation with the increase in sales.

Motorized income before income taxes was 6.9% of motorized net sales for the three months ended January 31, 2014 and 6.1% of motorized net sales for the three months ended January 31, 2013. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

Six Months Ended January 31, 2014 vs. Six Months Ended January 31, 2013

	Six Months Ended January 31, 2014		Six Months Ended January 31, 2013		Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables	$1,095,327		$1,162,020		$(66,693)	(5.7)
Motorized	339,966		236,009		103,957	44.0

Total	$1,435,293		$1,398,029		$37,264	2.7

# OF UNITS:
Recreational Vehicles
Towables	40,088		43,714		(3,626)	(8.3)
Motorized	4,216		2,776		1,440	51.9

Total	44,304		46,490		(2,186)	(4.7)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational Vehicles
Towables	$133,471	12.2	$131,750	11.3	$1,721	1.3
Motorized	42,039	12.4	28,071	11.9	13,968	49.8

Total	$175,510	12.2	$159,821	11.4	$15,689	9.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$62,219	5.7	$59,886	5.2	$2,333	3.9
Motorized	17,434	5.1	12,747	5.4	4,687	36.8

Total Recreational Vehicles	79,653	5.5	72,633	5.2	7,020	9.7
Corporate	12,454	–	15,703	–	(3,249)	(20.7)

Total	$92,107	6.4	$88,336	6.3	$3,771	4.3

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$64,539	5.9	$66,795	5.7	$(2,256)	(3.4)
Motorized	24,636	7.2	15,321	6.5	9,315	60.8

Total Recreational Vehicles	89,175	6.2	82,116	5.9	7,059	8.6
Corporate	(10,832)	–	(13,490)	–	2,658	19.7

Total	$78,343	5.5	$68,626	4.9	$9,717	14.2

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2014 increased $37,264, or 2.7%, compared to the six months ended January 31, 2013. Consolidated gross profit increased $15,689, or 9.8%, compared to the six months ended January 31, 2013. Consolidated gross profit was 12.2% of consolidated net sales for the six months ended January 31, 2014 and 11.4% for the six months ended January 31, 2013. Selling, general and administrative expenses for the six months ended January 31, 2014 increased 4.3% compared to the six months ended January 31, 2013. Income before income taxes for the six months ended January 31, 2014 was $78,343, as compared to $68,626 for the six months ended January 31, 2013, an increase of $9,717 and 14.2%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $3,249 to $12,454 for the six months ended January 31, 2014 compared to $15,703 for the six months ended January 31, 2013. The decrease is primarily attributable to a decrease of $2,562 in the portion of the actuarially determined workers’ compensation liability reserve recorded at Corporate. In addition, legal and professional fees decreased $1,131. The expenses for the six months ended January 31, 2013 also included a total of $1,106 in one-time employee compensation and stock-based separation costs. These decreases were partially offset by an increase in stock-based compensation of $1,215.

Corporate interest income and other income and expense was $1,622 of income for the six months ended January 31, 2014 compared to $2,213 of income for the six months ended January 31, 2013. The $591 decrease is due to a decrease in overall interest income of $608, primarily due to reduced interest income on notes receivable as a result of lower note balances.

The overall effective income tax rate for the six months ended January 31, 2014 was 31.6% compared with 30.4% for the six months ended January 31, 2013. The primary reason for the increase in the effective income tax rate was the retroactive reinstatement of the Federal research and development credit and other credits that occurred during the six months ended January 31, 2013. In addition, the effective income tax rates for both the fiscal 2013 and 2014 periods were favorably impacted by the effective settlement of certain uncertain tax benefits.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of change in net sales for the six months ended January 31, 2014 vs. the six months ended January 31, 2013:

	Six Months Ended January 31, 2014	% of Segment Net Sales	Six Months Ended January 31, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$545,091	49.8	$550,471	47.4	$(5,380)	(1.0)
Fifth Wheels	541,230	49.4	601,509	51.8	(60,279)	(10.0)
Other	9,006	0.8	10,040	0.8	(1,034)	(10.3)

Total Towables	$1,095,327	100.0	$1,162,020	100.0	$(66,693)	(5.7)

	Six Months Ended January 31, 2014	% of Segment Shipments	Six Months Ended January 31, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	26,397	65.8	28,411	65.0	(2,014)	(7.1)
Fifth Wheels	13,233	33.0	15,013	34.3	(1,780)	(11.9)
Other	458	1.2	290	0.7	168	57.9

Total Towables	40,088	100.0	43,714	100.0	(3,626)	(8.3)

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	6.1
Fifth Wheels	1.9
Other	(68.2)
Total Towables	2.6

The decrease in total towables net sales of 5.7% compared to the prior year period resulted from a 8.3% decrease in unit shipments partially offset by a 2.6% increase in the impact of the change in the overall net price per unit. The Company’s towables net sales for the six months ended January 31, 2014 were adversely impacted by the unusually severe winter weather throughout the midwestern United States this year as compared to the prior year. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the six months ended January 31, 2014 was 7.3% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the travel trailer product lines of 6.1% is primarily due to selective net price increases and changes in product mix. The increase in the overall net price per unit within the fifth wheel product lines of 1.9% is primarily due to selective net price increases implemented since the comparable prior year period, partially offset by a lower concentration of higher priced luxury product lines compared to a year ago. The “other” category formerly related solely to park model sales but now also includes truck, folding and other specialty campers due to the acquisitions of Livin’ Lite and Bison, which carry a significantly lower selling price than park models and now comprise the majority of the sales in this category.

Cost of products sold decreased $68,414 to $961,856, or 87.8% of towable net sales, for the six months ended January 31, 2014 compared to $1,030,270 or 88.7% of towable net sales, for the six months ended January 31, 2013. The change in material, labor, freight-out and warranty comprised $67,929 of the $68,414 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 81.5% for the six months ended January 31, 2014 compared to the 82.7% for the six months ended January 31, 2013. This decrease in percentage is primarily due to the favorable impact of selective net price increases and changes in product mix noted above. Total manufacturing overhead decreased $485 with the decrease in sales, but total manufacturing overhead as a percentage of towable net sales increased from 6.0% to 6.3% as the decrease in unit sales resulted in higher fixed overhead costs per unit sold.

Towable gross profit increased $1,721 to $133,471, or 12.2% of towable net sales, for the six months ended January 31, 2014 compared to $131,750, or 11.3% of towable net sales, for the six months ended January 31, 2013. The $1,721 increase and the increase as a percentage of towable net sales was primarily due to the increased product margin resulting from price increases and product mix as discussed above.

Selling, general and administrative expenses were $62,219, or 5.7% of towable net sales, for the six months ended January 31, 2014 compared to $59,886, or 5.2% of towable net sales, for the six months ended January 31, 2013. The primary reason for the $2,333 increase was increased compensation and incentive plan costs of $2,637, as incentive plan costs are aggregated based on the income before income taxes of the individual subsidiaries within the towables segment rather than the income before income taxes of the towables segment in total.

Towable income before income taxes increased to 5.9% of towable net sales for the six months ended January 31, 2014 from 5.7% of towable net sales for the six months ended January 31, 2013. The primary reason for this increase in percentage was the favorable impact of price increases and product mix as noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of change in net sales for the six months ended January 31, 2014 vs. the six months ended January 31, 2013:

	Six Months Ended January 31, 2014	% of Segment Net Sales	Six Months Ended January 31, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$198,998	58.5	$161,341	68.4	$37,657	23.3
Class C	109,628	32.2	53,126	22.5	56,502	106.4
Class B	31,340	9.3	21,542	9.1	9,798	45.5

Total Motorized	$339,966	100.0	$236,009	100.0	$103,957	44.0

	Six Months Ended January 31, 2014	% of Segment Shipments	Six Months Ended January 31, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,083	49.4	1,624	58.5	459	28.3
Class C	1,856	44.0	947	34.1	909	96.0
Class B	277	6.6	205	7.4	72	35.1

Total Motorized	4,216	100.0	2,776	100.0	1,440	51.9

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(5.0)
Class C	10.4
Class B	10.4
Total Motorized	(7.9)

The increase in total motorized net sales of 44.0% compared to the prior year period resulted from a 51.9% increase in unit shipments and a 7.9% decrease in the impact of the change in the overall net price per unit. The overall 7.9% decrease in the impact of the change in the overall net price per unit is primarily due to product mix within the Class A line as discussed below as well as a higher concentration of sales this year of the more moderately priced Class C units in relation to Class A units. The Company’s motorized net sales for the six months ended January 31, 2014 were adversely impacted by the unusually severe winter weather throughout the midwestern United States this year as compared to the prior year. The overall market increase in wholesale unit shipments of motorhomes was 35.3% for the six months ended January 31, 2014 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 5.0% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales of a line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 10.4% is primarily due to changes in product mix and selective price increases. Within the Class B product line, the increase in the overall net price per unit of 10.4% is due to a greater concentration of sales of higher priced models and selective price increases in the current year.

Cost of products sold increased $89,989 to $297,927, or 87.6% of motorized net sales, for the six months ended January 31, 2014 compared to $207,938, or 88.1% of motorized net sales, for the six months ended January 31, 2013. The change in material, labor, freight-out and warranty comprised $84,988 of the $89,989 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased slightly to 83.2% compared to 83.8% for the prior year period primarily due to the favorable impact of selective price increases. Total manufacturing overhead increased $5,001 with the increase in sales volume, and total manufacturing overhead as a percentage of motorized net sales increased slightly from 4.3% to 4.4%, primarily due to increased employee workers’ compensation and health insurance costs and increased facility costs.

Motorized gross profit increased $13,968 to $42,039, or 12.4% of motorized net sales, for the six months ended January 31, 2014 compared to $28,071, or 11.9% of motorized net sales, for the six months ended January 31, 2013. The $13,968 increase in gross profit was due primarily to the impact of the 51.9% increase in unit sales volume noted above.

Selling, general and administrative expenses were $17,434, or 5.1% of motorized net sales, for the six months ended January 31, 2014 compared to $12,747, or 5.4% of motorized net sales, for the six months ended January 31, 2013. The primary reason for the $4,687 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $4,073. Sales related travel, advertising and promotion costs also increased $462 in correlation with the increase in sales.

Motorized income before income taxes was 7.2% of motorized net sales for the six months ended January 31, 2014 and 6.5% of motorized net sales for the six months ended January 31, 2013. The primary reason for this increase in percentage was the impact of the increase in net sales noted above.

Financial Condition and Liquidity

As of January 31, 2014, we had $204,860 in cash and cash equivalents compared to $236,601 on July 31, 2013. The components of this $31,741 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to $77,800 paid for dividends, a total of $33,487 paid for the acquisitions of the Livin’ Lite and Bison recreational vehicle businesses, $17,845 of cash used in operating activities and $12,671 paid for capital expenditures. These cash usages were partially offset by cash received of $100,000 from the sale of the bus business and $6,425 of cash received on notes receivable.

Working capital at January 31, 2014 was $420,596 compared to $469,032 at July 31, 2013. Capital expenditures of $12,671 for the six months ended January 31, 2014 were made primarily for building additions and improvements and to replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected future operational requirements. We have relied on internally generated cash flows from operations to finance substantially all our growth. We may, however, consider debt to make an acquisition.

Our three main priorities for the use of current and future available cash include growing our core RV business, both organically and through acquisitions, maintaining and growing our regular dividends over time and strategic share repurchases or special dividends as determined by the Company’s Board.

In regard to growing our business, we anticipate additional capital expenditures in fiscal 2014 of approximately $22,000, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Operating Activities

Net cash used in operating activities for the six months ended January 31, 2014 was $17,845 as compared to net cash provided by operating activities of $1,333 for the six months ended January 31, 2013. The combination of net income and non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision (benefit), gain on disposal of bus business and stock-based compensation) provided $69,366 of operating cash in fiscal 2014 compared to $63,865 in the prior year period. However, the $69,366 of operating cash provided in the six months ended January 31, 2014 was offset to a greater extent by a larger seasonal increase in inventory, due in part to unusually inclement weather impacting January 2014 production and sales, which correlates with the increase in backlog compared to the prior year. In addition, required income tax payments increased for the six months ended January 31, 2014 as compared to the comparable prior year period.

Investing Activities

Net cash provided by investing activities for the six months ended January 31, 2014 was $61,868, primarily due to $100,000 in cash consideration received from the sale of the bus business and $6,425 in proceeds received on notes receivable, partially offset by $16,769 and $16,718 of net cash consideration paid for the acquisitions of the Livin’ Lite and Bison recreational vehicle businesses, respectively, and capital expenditures of $12,671. During the six months ended January 31, 2013, net cash used in investing activities of $12,890 was due to capital expenditures of $9,908 and $10,718 paid for the acquisitions of the Krystal and Federal Coach bus businesses, partially offset by $7,000 in proceeds received on notes receivable.

Financing Activities

During the six months ended January 31, 2014, net cash used in financing activities of $75,764 was primarily for cash dividend payments. The Company paid a regular quarterly $0.23 per share dividend in each of the first two quarters of fiscal 2014 and a special $1.00 per share dividend in November 2013, the combination of which totaled $77,800. The Company increased its previous regular quarterly dividend of $0.18 per share to $0.23 per share in October 2013. Net cash used in financing activities of $98,945 for the six months ended January 31, 2013 was also primarily for cash dividend payments. The Company paid a regular quarterly $0.18 per share dividend in each of the first two quarters of fiscal 2013 and a special $1.50 per share dividend in December 2012, the combination of which totaled $98,594. The Company increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share in October 2012.

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

During the quarter ended January 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, except as noted below.

Recent business acquisitions and internal operating segment mergers pose integration risks.

The recent acquisitions of Bison and Livin’ Lite into Thor and the merger of Dutchmen into the Keystone operating segment pose a number of potential integration risks that may result in us experiencing negative consequences to our business, financial condition or results of operations. The integration of the recently acquired companies and the merger of subsidiaries within Thor involve a number of risks, including, but not limited to:

•	demands on management related to various integration activities;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	difficulties in the assimilation and retention of employees; and
•

difficulties in the integration of departments, systems – including accounting systems, technologies, books and records and procedures, as well as in establishing or maintaining uniform standards, controls – including internal accounting controls, procedures and policies.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 6, 2014	/s/ Robert W. Martin
Robert W. Martin
Chief Executive Officer and President

DATE: March 6, 2014	/s/ Colleen Zuhl
Colleen Zuhl
Vice President and Chief Financial Officer