Form 10-Q
period 2014-04-30
THOR INDUSTRIES INC
filed 2014-06-05
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2014.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/31/2014
Common stock, par value
$ .10 per share	53,305,492 shares

PART I –  FINANCIAL INFORMATION

(Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1.    FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	April 30, 2014	July 31, 2013
Current assets:
Cash and cash equivalents	$120,936	$236,601
Restricted cash	53,405	–
Accounts receivable, trade, less allowance for doubtful accounts of $123 and $157, respectively	359,630	230,852
Accounts receivable, other	18,808	15,527
Inventories	234,388	153,036
Notes receivable	1,400	6,426
Prepaid income taxes, expenses and other	5,787	5,238
Deferred income taxes	48,461	46,518
Assets held for sale	5,465	–
Assets of discontinued operations	–	136,506

Total current assets	848,280	830,704

Property, plant and equipment, net	148,969	143,809

Other assets:
Goodwill	253,876	238,103
Amortizable intangible assets	103,968	97,753
Long-term notes receivable	8,367	9,766
Other	8,943	8,133

Total other assets	375,154	353,755

TOTAL ASSETS	$1,372,403	$1,328,268

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 30, 2014	July 31, 2013
Current liabilities:
Accounts payable	$170,555	$135,040
Accrued liabilities:
Compensation and related items	53,519	47,496
Product warranties	86,953	84,250
Income and other taxes	15,960	21,350
Promotions and rebates	16,435	12,580
Product, property and related liabilities	13,234	10,642
Other	22,940	15,207
Liabilities of discontinued operations	–	35,107

Total current liabilities	379,596	361,672

Unrecognized income tax benefits	34,550	41,219
Deferred income taxes, net	20,085	18,560
Other long-term liabilities	16,769	14,203

Total long-term liabilities	71,404	73,982

Contingent liabilities and commitments	–	–

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,185,429 and 62,045,264 shares, respectively	6,219	6,205
Additional paid-in capital	206,477	198,838
Retained earnings	976,105	953,740
Accumulated other comprehensive loss – unrealized loss on available-for-sale investments	–	(22)
Less treasury shares of 8,879,937 at 4/30/14 and 8,858,280 at 7/31/13, at cost	(267,398)	(266,147)

Total stockholders’ equity	921,403	892,614

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,372,403	$1,328,268

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2014 AND 2013 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net sales	$1,046,823	$929,765	$2,482,116	$2,327,794
Cost of products sold	904,743	805,206	2,164,526	2,043,414

Gross profit	142,080	124,559	317,590	284,380
Selling, general and administrative expenses	56,953	52,571	149,060	140,907
Amortization of intangible assets	3,102	2,601	9,166	7,858
Impairment charges	–	–	710	–
Interest income	314	572	1,215	2,081
Interest expense	–	2	7	7
Other income, net	409	606	1,229	1,500

Income from continuing operations before income taxes	82,748	70,563	161,091	139,189
Income taxes	27,623	21,850	52,354	42,708

Net income from continuing operations	55,125	48,713	108,737	96,481
Income (loss) from discontinued operations, net of income taxes	(3)	(4,956)	3,685	(1,840)

Net Income	$55,122	$43,757	$112,422	$94,641

Weighted average common shares outstanding:
Basic	53,289,864	53,023,277	53,261,186	52,984,192
Diluted	53,385,364	53,114,475	53,345,644	53,088,391

Earnings per common share from continuing operations:
Basic	$1.03	$0.92	$2.04	$1.82
Diluted	$1.03	$0.92	$2.04	$1.82

Earnings (loss) per common share from discontinued operations:
Basic	$–	$(0.09)	$0.07	$(0.03)
Diluted	$–	$(0.10)	$0.07	$(0.04)

Earnings per common share:
Basic	$1.03	$0.83	$2.11	$1.79
Diluted	$1.03	$0.82	$2.11	$1.78

Regular dividends paid per common share	$0.23	$0.18	$0.69	$0.54
Special dividends paid per common share	$–	$–	$1.00	$1.50

Net income	$55,122	$43,757	$112,422	$94,641
Unrealized appreciation on investments, net of tax	–	–	22	17

Comprehensive income	$55,122	$43,757	$112,444	$94,658

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013 (UNAUDITED)

	Nine Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net income	$112,422	$94,641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,462	10,374
Amortization of intangibles	9,229	8,357
Impairment charges	710	11,525
Deferred income tax provision (benefit)	1,456	(7,386)
Gain on disposal of bus business	(7,079)	–
(Gain) loss on disposition of property, plant and equipment	(194)	1
Stock-based compensation expense	3,943	2,051
Excess tax benefits from stock-based awards	(796)	(567)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	(125,492)	(80,598)
Inventories	(79,362)	(58,381)
Prepaid income taxes, expenses and other	(1,890)	2,803
Accounts payable	29,401	36,287
Accrued liabilities	18,590	29,079
Other liabilities	(3,950)	(3,488)

Net cash provided by (used in) operating activities	(33,550)	44,698

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,431)	(14,711)
Proceeds from dispositions of property, plant and equipment	917	195
Proceeds from dispositions of investments	700	400
Proceeds from notes receivable	6,425	7,000
Proceeds from sale of bus business	105,043	–
Acquisitions, net of cash acquired	(33,683)	(10,718)
Transfer of cash to restricted account	(53,405)	–
Other	(660)	389

Net cash provided by (used in) investing activities	5,906	(17,445)

Cash flows from financing activities:
Regular cash dividends paid	(36,767)	(28,614)
Special cash dividends paid	(53,290)	(79,525)
Shares repurchased related to cashless exercises of stock options	–	(2,009)
Excess tax benefits from stock-based awards	796	567
Proceeds from issuance of common stock	2,491	1,180
Payments related to vesting of stock-based awards	(1,251)	–

Net cash used in financing activities	(88,021)	(108,401)

Net decrease in cash and cash equivalents	(115,665)	(81,148)
Cash and cash equivalents, beginning of period	236,601	218,642

Cash and cash equivalents, end of period	$120,936	$137,494

Supplemental cash flow information:
Income taxes paid	$63,204	$49,641
Interest paid	$134	$265

Non-cash transactions:
Capital expenditures in accounts payable	$1,249	$141
Other accounts receivable from sale of ambulance net assets	$–	$12,331

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

The July 31, 2013 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Due to seasonality within the recreational vehicle industry, the extrapolated results of operations for the nine months ended April 30, 2014 are not necessarily indicative of the results for the full year.

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

Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For the Company, ASU 2014-08 is effective for disposals (or classifications as held for sale) of components that first occur after July 31, 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The impact to the Company will depend on future disposals.

2.	Acquisitions

Bison Coach

On October 31, 2013, the Company closed on an Asset Purchase Agreement with Bison Coach, LLC for the acquisition of its net operating assets for initial cash consideration of $16,718, subject to adjustment, which was funded entirely from the Company’s cash on hand. The purchase price adjustment, which was based on a final determination of net assets, was finalized in the third quarter of fiscal 2014 and required an additional cash payment of $196, resulting in total cash consideration of $16,914. As a result of the purchase, the Company formed a new entity, Bison Coach (“Bison”), which operates as an independent operation in the same manner as the Company’s other existing recreational vehicle subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the net assets of Bison Coach, LLC to supplement its existing product offerings with Bison’s equestrian products with living quarters.

The following table summarizes the fair values assigned to the Bison net assets acquired, which are based on internal and independent external valuations:

Current assets	$ 4,050
Property, plant and equipment	625
Dealer network	7,400
Trademarks	1,800
Backlog	140
Goodwill	6,660
Current liabilities	(3,761)

Total fair value of net assets acquired	$ 16,914

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

Livin’ Lite RV, Inc.

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

Other Acquisitions

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

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“ASV SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets sold from April 30, 2013 to the closing date. The Company’s bus business, which manufactured and sold transit and shuttle buses, included the operations of Champion Bus Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National Kansas, Inc. and ElDorado National California, Inc. This divestiture will allow the Company to focus on the strategic development and growth of its core recreational vehicle business.

The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013. Under the terms of the ASV SPA, the total cash consideration to be received was subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013. The amount of the final net asset adjustment was determined through the completion of a post-close audit during the second quarter of fiscal 2014. Based on the final agreed-upon carrying value of the bus business net assets sold as of October 20, 2013, an additional $5,043 was collected from ASV on February 19, 2014, representing the increase in bus net assets since April 30, 2013. As a result, final cash consideration received for the sale of the bus business totaled $105,043.

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

In the third quarter of fiscal 2013, prior to the annual impairment assessment, the Company also performed an interim goodwill impairment assessment relative to the goodwill associated with the reporting unit that included the ambulance product line. Based on the assessment, the Company determined that the fair value of this reporting unit was less than the carrying value and therefore performed the second step of the goodwill impairment assessment, which requires estimating the fair values of the reporting unit’s net identifiable assets and calculating the implied fair value of goodwill. The fair value of this reporting unit was determined by a discounted cash flow model and market approach, consistent with its last annual impairment assessment. The implied fair value of goodwill was determined to be zero and, therefore, recorded goodwill was impaired and a non-cash impairment charge of $6,810 was recognized in the third quarter of fiscal year 2013. The goodwill impairment was primarily a result of lower forecasted margins and increased working capital requirements within this reporting unit.

The non-cash impairment charges for amortizable intangible assets and goodwill discussed above totaled $11,525 for the third quarter of fiscal 2013 and are included in discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income.

The asset fair values utilized in the impairment assessments described above were determined using Level 3 inputs as defined by ASC 820.

On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain other excluded assets) for a final price of $12,051. There was no gain or loss recognized on the sale. Discontinued operations for fiscal 2013 include the results of the ambulance product line.

The following table summarizes the results of discontinued operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
Discontinued Operations:	2014	2013	2014	2013

Net sales	$–	$119,436	$83,903	$338,619

Operating income (loss) of discontinued operations	$(716)	$3,587	$(5,280)	$8,103
Pre-tax gain on disposal of discontinued business	–	–	7,079	–
Impairment charges	–	11,525	–	11,525

Income (loss) before income taxes	(716)	(7,938)	1,799	(3,422)
Income tax benefit	(713)	(2,982)	(1,886)	(1,582)

Income (loss) from discontinued operations, net of taxes	$(3)	$(4,956)	$3,685	$(1,840)

Operating income (loss) of discontinued operations during the three months ended April 30, 2014 reflects expenses incurred directly related to the former bus operations, including expenses related to liabilities retained by the Company under the ASV SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

As a result of the sale of the bus business, and in accordance with the ASV SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. As a result, the Company eliminated the reserves associated with certain uncertain tax positions resulting in a net tax benefit of $1,883 which is reflected within discontinued operations for the nine months ended April 30, 2014. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for these uncertain tax positions but does not expect future losses under this guarantee to be material. The effective tax rate for the three months ended April 30, 2014 was favorably impacted primarily by tax return to provision adjustments and the settlement of certain uncertain tax benefits.

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

In accordance with the ASV SPA, the Company will retain the costs and liabilities associated with the bus business product liability and worker’s compensation claims for any occurrence prior to the closing date of the sale. Therefore, these reserves, and any related ongoing legal fees, are not included in the liabilities of discontinued operations on the Condensed Consolidated Balance Sheet as of July 31, 2013.

4.	Business Segments

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towables recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), CrossRoads, Keystone (including Dutchmen, which was merged into Keystone during the second quarter of fiscal 2014), Heartland, Livin’ Lite and Bison. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

All manufacturing is conducted in the United States. Identifiable assets are those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents, restricted cash and deferred income tax assets.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net sales:
Recreational vehicles:
Towables	$800,737	$742,429	$1,896,064	$1,904,449
Motorized	246,086	187,336	586,052	423,345

Total	$1,046,823	$929,765	$2,482,116	$2,327,794

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$72,572	$62,540	$137,111	$129,335
Motorized	17,669	15,082	42,305	30,403

Total recreational vehicles	90,241	77,622	179,416	159,738
Corporate	(7,493)	(7,059)	(18,325)	(20,549)

Total	$82,748	$70,563	$161,091	$139,189

Total assets:	April 30, 2014	July 31, 2013
Recreational vehicles:
Towables	$910,674	$759,658
Motorized	218,651	126,123

Total recreational vehicles	1,129,325	885,781
Corporate	243,078	305,981
Assets of discontinued operations	–	136,506

Total	$1,372,403	$1,328,268

5.	Earnings Per Common Share

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Weighted average common shares outstanding for basic earnings per share	53,289,864	53,023,277	53,261,186	52,984,192
Stock options and unvested restricted stock and restricted stock units	95,500	91,198	84,458	104,199

Weighted average common shares outstanding for diluted earnings per share	53,385,364	53,114,475	53,345,644	53,088,391

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At April 30, 2014 and 2013, the Company had 20,318 and 36,264, respectively, of antidilutive stock options and unvested restricted stock and restricted stock units outstanding which were excluded from this calculation.

6.	Inventories

Major classifications of inventories are:

	April 30, 2014	July 31, 2013
Raw materials	$121,535	$99,154
Chassis	50,804	34,108
Work in process	53,486	36,188
Finished goods	35,885	9,888

Total	261,710	179,338
Excess of FIFO costs over LIFO costs	(27,322)	(26,302)

Total inventories	$234,388	$153,036

Of the $261,710 and $179,338 of inventory at April 30, 2014 and July 31, 2013, all but $27,096 and $15,335, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $27,096 and $15,335 of inventory were valued on a first-in, first-out method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	April 30, 2014	July 31, 2013
Land	$19,896	$20,885
Buildings and improvements	155,315	150,628
Machinery and equipment	79,764	73,478

Total cost	254,975	244,991
Less accumulated depreciation	106,006	101,182

Net property, plant and equipment	$148,969	$143,809

The Company anticipates selling a towable RV facility located in the western United States in the fourth quarter of fiscal 2014. Land of $2,312 and net buildings and improvements of $3,153, or a total net value of $5,465 related to this facility, have been classified as assets held for sale in the Condensed Consolidated Balance Sheet. The final sale is expected to result in a gain. RV production from this facility has already been consolidated into another Company complex in the same region.

During the first quarter of fiscal 2014, the Company determined it was more likely than not that certain long-lived assets, consisting of certain RV facilities, would be sold or altered before the end of their previously estimated useful life. Therefore, the Company performed impairment assessments over these facilities using Level 3 inputs as defined by ASC 820 to determine whether an impairment exists. As a result of these assessments, a non-cash impairment charge of $710 was recognized in the quarter ended October 31, 2013.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life	April 30, 2014		July 31, 2013
	in Years at April 30, 2014	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$77,600	$24,917	$67,000	$19,121
Non-compete agreements	1	4,260	3,037	4,130	2,375
Trademarks	21	38,342	5,011	35,042	3,843
Design technology and other intangibles	11	22,650	5,919	21,300	4,380

Total amortizable intangible assets		$142,852	$38,884	$127,472	$29,719

Dealer networks are being amortized on an accelerated basis. Non-compete agreements, trademarks, and design technology and other intangibles are amortized on a straight-line basis. The increase in amortizable intangible assets since July 31, 2013 is related to the acquisitions of Livin’ Lite and Bison, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2014	$12,267
For the fiscal year ending July 31, 2015	12,102
For the fiscal year ending July 31, 2016	10,760
For the fiscal year ending July 31, 2017	10,134
For the fiscal year ending July 31, 2018	9,687
For the fiscal year ending July 31, 2019	9,021
For the fiscal year ending July 31, 2020 and thereafter	49,163

$113,134

The change in carrying value in goodwill from July 31, 2013 to April 30, 2014 is as follows:

Goodwill
Balance at July 31, 2013	$238,103
Acquisitions of towables businesses	15,773

Balance at April 30, 2014	$253,876

All of the goodwill resides in the towables recreational vehicle segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are the same as its operating segments, which are identified in Note 4 to the Condensed Consolidated Financial Statements. Fair values are generally determined by a discounted cash flow model. These estimates are subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

Management engages an independent valuation firm to assist in its impairment assessments. The Company completed its impairment review as of April 30, 2014 and no impairment of goodwill was identified.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 16% of the Company’s continuing consolidated net sales for both the nine months ended April 30, 2014 and the nine months ended April 30, 2013. This dealer also accounted for 19% of the Company’s consolidated trade accounts receivable at April 30, 2014 and 24% at July 31, 2013. The loss of this dealer could have a significant effect on the Company’s business.

10.	Loan Transactions and Related Notes Receivable

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

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $7,400 of original principal is outstanding as of April 30, 2014 with the final payment due on August 30, 2015. All payments of principal and interest due to date have been paid in full.

The January 2009 and December 2009 Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC, the Company’s largest dealer.

11.	Investments and Fair Value Measurements

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

The only Company investments or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) – measured with Level 3 inputs, and in other securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. ARS balances of $0 and $666 and deferred compensation plan asset balances of $8,462 and $7,000 (excluding $3,407 at July 31, 2013 related to discontinued operations) were recorded as of April 30, 2014 and July 31, 2013, respectively, as components of other assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both reflected in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at July 31, 2013	$666
Net change in other comprehensive income	34
Sales	(700)

Balance at April 30, 2014	$–

12.	Product Warranties

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

Changes in our product warranty reserves for continuing operations are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Beginning balance	$84,134	$75,031	$84,250	$69,604
Provision	24,383	23,281	65,576	66,226
Payments	(21,564)	(18,370)	(63,482)	(55,888)
Acquisitions	–	–	609	–

Ending balance	$86,953	$79,942	$86,953	$79,942

13.	Provision for Income Taxes

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

The overall effective income tax rate for the three months ended April 30, 2014 was 33.4% compared with 31.0% for the three months ended April 30, 2013. The primary reason for the increase in the effective income tax rate was the larger amount of uncertain tax benefits that favorably settled during the three months ended April 30, 2013 as compared to the three months ended April 30, 2014.

The overall effective income tax rate for the nine months ended April 30, 2014 was 32.5% compared with 30.7% for the nine months ended April 30, 2013. The primary reason for the increase in the effective income tax rate was the retroactive reinstatement of the Federal research and development credit and other credits and the larger amount of uncertain tax benefits that favorably settled during the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2014.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine months ended April 30, 2014, the Company released $6,443 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2013 related to the effective settlement of uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $3,326. The Company accrued $868 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2013. For the three months ended April 30, 2014, the Company released $760 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2013 related to the effective settlement of uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $694. In addition, the Company accrued $281 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2013.

The Company anticipates a decrease of $3,262 in unrecognized tax benefits, and $798 in accrued interest and penalties related to these unrecognized tax benefits, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $900 and $6,300 and related accrued interest and penalties may decrease between $400 and $3,800. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ from these estimates.

Generally, fiscal years 2012 and 2013 remain open for federal income tax purposes and fiscal years 2011, 2012 and 2013 remain open for state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. During the three months ended April 30, 2014, the Company finalized its IRS audit for fiscal year 2011. The Company is also being audited by the state of California for tax years ended July 31, 2007 and July 31, 2008 and by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

14.	Contingent Liabilities and Commitments

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

The Company’s total commercial commitment under standby repurchase obligations on dealer inventory financing at April 30, 2014 is $1,246,754. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $3,878 and $3,778 as of April 30, 2014 and July 31, 2013, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The table below reflects losses incurred under repurchase agreements in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Cost of units repurchased	$598	$3,650	$1,047	$5,778
Realization of units resold	526	3,290	916	5,059

Losses due to repurchase	$72	$360	$131	$719

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

15.	Stockholders’ Equity

Stock-Based Compensation

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 related to fiscal 2012 performance. The Committee approved additional awards that were granted in fiscal 2014 related to fiscal year 2013 performance. The employee restricted stock units vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. In fiscal 2013 and again in fiscal 2014, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. Total expense recognized in the nine months ended April 30, 2014 and April 30, 2013 for restricted stock unit awards and other stock based compensation was $3,943 and $2,051, respectively, which included $480 and $156, respectively, related to discontinued operations.

For the restricted stock units that vested during the nine months ended April 30, 2014, a certain portion of the vested shares awarded were withheld to cover the recipients’ estimated withholding taxes, which was then paid by the Company on their behalf. Tax payments made by the Company related to stock-based awards totaled $1,251 during the nine months ended April 30, 2014.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2013	$953,740
Net income	112,422
Dividends paid	(90,057)

Balance as of April 30, 2014	$976,105

The dividends paid total of $90,057 includes regular quarterly $0.23 per share dividends in each of the first three quarters of fiscal 2014 for a combined total of $36,767, and a special $1.00 per share dividend paid in November 2013 of $53,290.

16.	Subsequent Event

On May 1, 2014, the Company closed on a Stock Purchase Agreement (“KZ SPA”) for the acquisition of all the outstanding capital stock of towable recreational vehicle manufacturer K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustments, which was funded entirely from the Company’s cash on hand. The purchase price adjustment will be based on a final determination of actual net working capital as of the closing date, and is expected to occur no later than early fiscal 2015. In connection with the KZ SPA, the $53,405 initial cash consideration was deposited in an escrow account on the April 16, 2014 KZ SPA signing date and was subsequently disbursed on the May 1, 2014 closing date. This $53,405 has been reflected as restricted cash in the Condensed Consolidated Balance Sheet at April 30, 2014. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

The following table summarizes our preliminary approximation of the fair value of the net assets acquired:

Accounts receivable	$13,500
Inventories	14,500
Property, plant and equipment	14,000
Other assets	500
Goodwill and intangible assets	23,905
Current liabilities	(13,000)

Total preliminary approximation of net assets acquired	$53,405

The determination of the fair values of the assets acquired and liabilities assumed, particularly the fair value of the individual intangible assets acquired, requires significant judgment. This fair value analysis and valuation has not yet been completed. We anticipate completing the fair value determinations in early fiscal 2015. The final fair value determinations may differ from the approximations reflected in the table above.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

The following discussion of our business relates primarily to ongoing operations.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, restrictive lending practices, recent management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the integration of new acquisitions, the impact of the divestiture of the Company’s bus business, asset impairment charges, cost structure changes, competition, general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2013. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be one of the largest manufacturers of Recreational Vehicles (“RVs”) in North America based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our U.S. RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 35.2% for the calendar quarter ended March 31, 2014. In the motorized segment of the RV industry, we have a U.S. market share of approximately 28.2% for the calendar quarter ended March 31, 2014.

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

Our RV products are sold to dealers who, in turn, retail those products. We generally do not finance dealers directly, but do provide industry customary repurchase agreements to certain of the dealers’ floor plan lenders.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry through product innovation, service to our customers, manufacturing quality products, improving efficiencies of our facilities and acquisitions. We have no plans to enter unrelated businesses in the future.

We have relied on internally generated cash flows from operations to finance substantially all our growth although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $19,431 for the nine months ended April 30, 2014 were made primarily for building additions and improvements and to replace machinery and equipment used in the ordinary course of business.

Recent Events

Subsequent to the end of the Company’s fiscal third quarter, on May 1, 2014, the Company closed on a Stock Purchase Agreement for the acquisition of all the outstanding capital stock of K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustments. At April 30, 2014, the Company had deposited the $53,405 purchase price in an escrow account. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

On October 31, 2013, the Company closed on an Asset Purchase Agreement with Bison Coach, LLC for the acquisition of its net operating assets for final cash consideration of $16,914. The Company purchased these net assets to expand its towable recreational vehicle market share and supplement its existing brands with equestrian product offerings with living quarters.

On August 30, 2013, the Company closed on an Asset Purchase Agreement with Livin’ Lite Corp. for the acquisition of its net operating assets for cash consideration of $16,769, net of cash acquired. The Company purchased these net assets to expand its towable recreational vehicle market share and complement its existing brands with advanced lightweight product offerings.

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“ASV SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets sold from April 30, 2013 to the closing date. The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013. Under the terms of the ASV SPA, the total cash consideration was subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013. The amount of the final net asset adjustment was determined through the completion of a post-close audit during the second quarter of fiscal 2014. Based on the final agreed-upon carrying value of the bus business net assets sold as of October 20, 2013, an additional $5,043 was collected from ASV on February 19, 2014, representing the increase in bus net assets since April 30, 2013. As a result, final cash consideration received for the sale of the bus business totaled $105,043.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand, with dealers optimistic regarding calendar 2014. RV dealer inventory of Thor products as of April 30, 2014 increased 1.7% to 66,014 units from 64,899 units as of April 30, 2013. Thor’s RV backlog as of April 30, 2014 increased 26.3% to $820,159 from $649,584 as of April 30, 2013.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,			%
	2014	2013	Increase	Change
Towables Units	78,846	70,922	7,924	11.2
Motorized Units	11,125	8,500	2,625	30.9

Total	89,971	79,422	10,549	13.3

RVIA has forecast that 2014 calendar year shipments for towables and motorized units will approximate 302,900 and 46,500 units, respectively, which are 7.1% and 21.1% higher than the corresponding calendar 2013 wholesale shipments.

Industry Retail Statistics

We believe that retail demand is the key to continued improvement in the RV industry. We believe that while modest increases in dealer stocking may occur, RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,			%
	2014	2013	Increase	Change
Towables Units	46,215	45,015	1,200	2.7
Motorized Units	7,840	7,145	695	9.7

Total	54,055	52,160	1,895	3.6

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,
	2014	2013	Increase (Decrease)	% Change
Towables Units	25,038	25,647	(609)	(2.4)
Motorized Units	2,936	1,973	963	48.8

Total	27,974	27,620	354	1.3

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,
	2014	2013	Increase (Decrease)	% Change
Towables Units	15,722	16,646	(924)	(5.6)
Motorized Units	2,174	1,797	377	21.0

Total	17,896	18,443	(547)	(3.0)

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the pace of recovery in the housing market, the impact of rising taxes and fuel prices. With continued improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see incremental improvements in RV sales and expect to benefit from our ability to increase production to meet increasing demand. In recent years, the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families. In addition, a positive longer-term outlook for the RV business is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 78 million by 2025, 24% higher than in 2012 according to the RVIA.

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold, and any future increases in raw material costs would impact our profit margins negatively if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along cost increases to customers.

To date, we have not experienced any unusual cost increases from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. We believe that the most recent shortage of certain motorized RV chassis ended in the first calendar quarter of 2014, that the supply of chassis used in our motorized RV production is adequate for current production levels and that available inventory would compensate for short-term changes in supply schedules if they occur.

Three Months Ended April 30, 2014 vs. Three Months Ended April 30, 2013

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables	$800,737	$742,429	$58,308	7.9
Motorized	246,086	187,336	58,750	31.4

Total	$1,046,823	$929,765	$117,058	12.6

# OF UNITS:
Recreational Vehicles
Towables	29,479	27,579	1,900	6.9
Motorized	3,216	2,463	753	30.6

Total	32,965	30,042	2,653	8.8

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational Vehicles
Towables	$113,886	14.2	$101,042	13.6	$12,844	12.7
Motorized	28,194	11.5	23,517	12.6	4,677	19.9

Total	$142,080	13.6	$124,559	13.4	$17,521	14.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$38,287	4.8	$36,055	4.9	$2,232	6.2
Motorized	10,519	4.3	8,436	4.5	2,083	24.7

Total Recreational Vehicles	48,806	4.7	44,491	4.8	4,315	9.7
Corporate	8,147	–	8,080	–	67	0.8

Total	$56,953	5.4	$52,571	5.7	$4,382	8.3

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$72,572	9.1	$62,540	8.4	$10,032	16.0
Motorized	17,669	7.2	15,082	8.1	2,587	17.2

Total Recreational Vehicles	90,241	8.6	77,622	8.3	12,619	16.3
Corporate	(7,493)	–	(7,059)	–	(434)	(6.1)

Total	$82,748	7.9	$70,563	7.6	$12,185	17.3

ORDER BACKLOG:	As of April 30, 2014	As of April 30, 2013	Change Amount	% Change
Recreational Vehicles
Towables	$548,522	$439,541	$108,981	24.8
Motorized	271,637	210,043	61,594	29.3

Total	$820,159	$649,584	$170,575	26.3

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2014 increased $117,058, or 12.6%, compared to the three months ended April 30, 2013. Consolidated gross profit increased $17,521, or 14.1%, compared to the three months ended April 30, 2013. Consolidated gross profit was 13.6% of consolidated net sales for the three months ended April 30, 2014 and 13.4% for the three months ended April 30, 2013. Selling, general and administrative expenses for the three months ended April 30, 2014 increased 8.3% compared to the three months ended April 30, 2013. Income before income taxes for the three months ended April 30, 2014 was $82,748, as compared to $70,563 for the three months ended April 30, 2013, an increase of $12,185 or 17.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $67 to $8,147 for the three months ended April 30, 2014 compared to $8,080 for the three months ended April 30, 2013. The increase is primarily attributable to an increase in stock-based compensation of $608 and an increase of $295 in bonuses and other compensation in correlation with the increase in income from continuing operations before income taxes. Employee group medical insurance costs also increased $191. These increases were partially offset by decreases in legal and professional fees of $494 and in costs related to our Corporate repurchase reserve required for vehicle repurchase commitments of $525, as repurchase activity this year has been lower compared to the prior year.

Corporate interest income and other income and expense was $654 of income for the three months ended April 30, 2014 compared to $1,021 of income for the three months ended April 30, 2013. The $367 decrease is due to a decrease in overall interest income of $258, primarily due to reduced interest income on notes receivable as a result of lower note balances. In addition, the market value appreciation on the Company’s deferred compensation plan assets was $248 in the current year as compared to appreciation of $419 in the prior year, an unfavorable change of $171.

The overall effective income tax rate for the three months ended April 30, 2014 was 33.4% compared with 31.0% for the three months ended April 30, 2013. The primary reason for the increase in the effective income tax rate was the larger amount of uncertain tax benefits that favorably settled during the three months ended April 30, 2013 as compared to the three months ended April 30, 2014.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of change in net sales for the three months ended April 30, 2014 vs. the three months ended April 30, 2013:

	Three Months Ended April 30, 2014	% of Segment Net Sales	Three Months Ended April 30, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$379,419	47.4	$359,344	48.4	$20,075	5.6
Fifth Wheels	413,844	51.7	377,125	50.8	36,719	9.7
Other	7,474	0.9	5,960	0.8	1,514	25.4

Total Towables	$800,737	100.0	$742,429	100.0	$58,308	7.9

	Three Months Ended April 30, 2014	% of Segment Shipments	Three Months Ended April 30, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	18,933	64.2	17,980	65.2	953	5.3
Fifth Wheels	10,184	34.5	9,410	34.1	774	8.2
Other	362	1.3	189	0.7	173	91.5

Total Towables	29,479	100.0	27,579	100.0	1,900	6.9

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	0.3
Fifth Wheels	1.5
Other	(66.1)
Total Towables	1.0

The increase in total towables net sales of 7.9% compared to the prior year quarter resulted from a 6.9% increase in unit shipments and by a 1.0% increase in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended April 30, 2014 was 13.0% compared to the same period last year according to statistics published by RVIA.

The slight increases in the overall net price per unit within the travel trailer product lines of 0.3% and within the fifth wheel product lines of 1.5% are primarily due to selective net price increases and changes in product mix since the comparable prior year period. The “other” category formerly related solely to park model sales but now also includes truck, folding and other specialty towable recreational vehicles due to the acquisitions of Livin’ Lite and Bison, which carry a significantly lower selling price than park models and now comprise the majority of the sales in this category.

Cost of products sold increased $45,464 to $686,851, or 85.8% of towables net sales, for the three months ended April 30, 2014 compared to $641,387, or 86.4% of towables net sales, for the three months ended April 30, 2013. The change in material, labor, freight-out and warranty comprised $40,284 of the $45,464 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 80.3% for the three months ended April 30, 2014 compared to 81.1% for the three months ended April 30, 2013. This decrease in percentage is primarily due to the favorable impact of selective net price increases and changes in product mix noted above. Total manufacturing overhead increased $5,180 with the increase in sales, and total manufacturing overhead as a percentage of towables net sales increased from 5.3% to 5.5% as facility related costs as a percentage of towables net sales increased due to the unusually severe and protracted winter weather this year as compared to the prior year.

Towables gross profit increased $12,844 to $113,886, or 14.2% of towables net sales, for the three months ended April 30, 2014 compared to $101,042, or 13.6% of towable net sales, for the three months ended April 30, 2013. The $12,844 increase was primarily due to the increase in net sales noted above.

Selling, general and administrative expenses were $38,287, or 4.8% of towables net sales, for the three months ended April 30, 2014 compared to $36,055, or 4.9% of towables net sales, for the three months ended April 30, 2013. The primary reason for the $2,232 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,838. Sales related travel, advertising and promotional costs also increased $162 in correlation with the sales increase.

Towables income before income taxes increased to 9.1% of towables net sales for the three months ended April 30, 2014 from 8.4% of towables net sales for the three months ended April 30, 2013. The primary reason for this increase in percentage was the impact of the increase in towables net sales noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of change in net sales for the three months ended April 30, 2014 vs. the three months ended April 30, 2013:

	Three Months Ended April 30, 2014	% of Segment Net Sales	Three Months Ended April 30, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$133,430	54.2	$101,913	54.4	$31,517	30.9
Class C	93,089	37.8	73,127	39.0	19,962	27.3
Class B	19,567	8.0	12,296	6.6	7,271	59.1

Total Motorized	$246,086	100.0	$187,336	100.0	$58,750	31.4

	Three Months Ended April 30, 2014	% of Segment Shipments	Three Months Ended April 30, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,471	45.7	1,012	41.1	459	45.4
Class C	1,576	49.0	1,337	54.3	239	17.9
Class B	169	5.3	114	4.6	55	48.2

Total Motorized	3,216	100.0	2,463	100.0	753	30.6

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(14.5)
Class C	9.4
Class B	10.9
Total Motorized	0.8

The increase in total motorized net sales of 31.4% compared to the prior year quarter resulted from a 30.6% increase in unit shipments and an 0.8% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 23.1% for the three months ended April 30, 2014 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 14.5% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales of a new line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 9.4% is primarily due to changes in product mix and selective price increases. Within the Class B product line, the increase in the overall net price per unit of 10.9% is due to a greater concentration of sales of higher priced models and selective price increases in the current year.

Cost of products sold increased $54,073 to $217,892, or 88.5% of motorized net sales, for the three months ended April 30, 2014 compared to $163,819, or 87.4% of motorized net sales, for the three months ended April 30, 2013. The change in material, labor, freight-out and warranty comprised $50,402 of the $54,073 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 84.3% compared to 83.8% for the prior year period. The increase in percentage is primarily due to increased labor costs associated with the current competitive labor market and recent start-up costs related to facility and production line expansions necessitated by increasing sales levels. Total manufacturing overhead increased $3,671 with the increase in sales volume, and total manufacturing overhead as a percentage of motorized net sales increased from 3.6% to 4.2% primarily due to increased employee workers’ compensation and health insurance costs, as well as increased facility costs due to facility expansions and the unusually severe and protracted winter weather this year as compared to the prior year.

Motorized gross profit increased $4,677 to $28,194, or 11.5% of motorized net sales, for the three months ended April 30, 2014 compared to $23,517, or 12.6% of motorized net sales, for the three months ended April 30, 2013. The $4,677 increase in gross profit was due primarily to the impact of the 30.6% increase in unit sales volume noted above, while the decrease in gross profit as a percentage of motorized net sales was due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $10,519, or 4.3% of motorized net sales, for the three months ended April 30, 2014 compared to $8,436, or 4.5% of motorized net sales, for the three months ended April 30, 2013. The primary reason for the $2,083 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,584. Sales related travel, advertising and promotion costs also increased $332 in correlation with the increase in sales.

Motorized income before income taxes was 7.2% of motorized net sales for the three months ended April 30, 2014 and 8.1% of motorized net sales for the three months ended April 30, 2013. The primary reason for this decrease in percentage was the impact of the increase in the cost of products sold noted above.

Nine Months Ended April 30, 2014 vs. Nine Months Ended April 30, 2013

	Nine Months Ended April 30, 2014		Nine Months Ended April 30, 2013		Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables	$1,896,064		$1,904,449		$(8,385)	(0.4)
Motorized	586,052		423,345		162,707	38.4

Total	$2,482,116		$2,327,794		$154,322	6.6

# OF UNITS:
Recreational Vehicles
Towables	69,567		71,293		(1,726)	(2.4)
Motorized	7,432		5,239		2,193	41.9

Total	76,999		76,532		467	0.6

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational Vehicles
Towables	$247,357	13.0	$232,792	12.2	$14,565	6.3
Motorized	70,233	12.0	51,588	12.2	18,645	36.1

Total	$317,590	12.8	$284,380	12.2	$33,210	11.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$100,506	5.3	$95,941	5.0	$4,565	4.8
Motorized	27,953	4.8	21,183	5.0	6,770	32.0

Total Recreational Vehicles	128,459	5.2	117,124	5.0	11,335	9.7
Corporate	20,601	–	23,783	–	(3,182)	(13.4)

Total	$149,060	6.0	$140,907	6.1	$8,153	5.8

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$137,111	7.2	$129,335	6.8	$7,776	6.0
Motorized	42,305	7.2	30,403	7.2	11,902	39.1

Total Recreational Vehicles	179,416	7.2	159,738	6.9	19,678	12.3
Corporate	(18,325)	–	(20,549)	–	2,224	10.8

Total	$161,091	6.5	$139,189	6.0	$21,902	15.7

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2014 increased $154,322, or 6.6%, compared to the nine months ended April 30, 2013. Consolidated gross profit increased $33,210, or 11.7%, compared to the nine months ended April 30, 2013. Consolidated gross profit was 12.8% of consolidated net sales for the nine months ended April 30, 2014 and 12.2% for the nine months ended April 30, 2013. Selling, general and administrative expenses for the nine months ended April 30, 2014 increased 5.8% compared to the nine months ended April 30, 2013. Income before income taxes for the nine months ended April 30, 2014 was $161,091, as compared to $139,189 for the nine months ended April 30, 2013, an increase of $21,902 or 15.7%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses decreased $3,182 to $20,601 for the nine months ended April 30, 2014 compared to $23,783 for the nine months ended April 30, 2013. The decrease is primarily attributable to a decrease of $2,722 in the portion of the actuarially determined workers’ compensation liability reserve recorded at Corporate. In addition, legal and professional fees decreased $1,547. Costs related to our Corporate repurchase reserve required for vehicle repurchase commitments also decreased $1,175, as repurchase activity has been lower compared to the prior year. The expenses for the nine months ended April 30, 2013 also included a total of $1,106 in one-time employee compensation and stock-based separation costs. These decreases were partially offset by an increase in stock-based compensation of $1,823 and an increase of $830 in bonuses and other compensation in correlation with the increase in income from continuing operations before income taxes.

Corporate interest income and other income and expense was $2,276 of income for the nine months ended April 30, 2014 compared to $3,234 of income for the nine months ended April 30, 2013. The $958 decrease is due to a decrease in overall interest income of $866, primarily due to reduced interest income on notes receivable as a result of lower note balances.

The overall effective income tax rate for the nine months ended April 30, 2014 was 32.5% compared with 30.7% for the nine months ended April 30, 2013. The primary reason for the increase in the effective income tax rate was the retroactive reinstatement of the Federal research and development credit and other credits and the larger amount of uncertain tax benefits that favorably settled during the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2014.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of change in net sales for the nine months ended April 30, 2014 vs. the nine months ended April 30, 2013:

	Nine Months Ended April 30, 2014	% of Segment Net Sales	Nine Months Ended April 30, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$924,510	48.8	$909,815	47.8	$14,695	1.6
Fifth Wheels	955,074	50.4	978,634	51.4	(23,560)	(2.4)
Other	16,480	0.8	16,000	0.8	480	3.0

Total Towables	$1,896,064	100.0	$1,904,449	100.0	$(8,385)	(0.4)

	Nine Months Ended April 30, 2014	% of Segment Shipments	Nine Months Ended April 30, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	45,330	65.2	46,391	65.1	(1,061)	(2.3)
Fifth Wheels	23,417	33.7	24,423	34.3	(1,006)	(4.1)
Other	820	1.1	479	0.6	341	71.2

Total Towables	69,567	100.0	71,293	100.0	(1,726)	(2.4)

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	3.9
Fifth Wheels	1.7
Other	(68.2)
Total Towables	2.0

The decrease in total towables net sales of 0.4% compared to the prior year period resulted from a 2.4% decrease in unit shipments partially offset by a 2.0% increase in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the nine months ended April 30, 2014 was 9.5% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the travel trailer product lines of 3.9% is primarily due to selective net price increases and changes in product mix. The increase in the overall net price per unit within the fifth wheel product lines of 1.7% is primarily due to selective net price increases, partially offset by a lower concentration of higher priced luxury product lines compared to a year ago. The “other” category formerly related solely to park model sales but now also includes truck, folding and other specialty towable recreational vehicles due to the acquisitions of Livin’ Lite and Bison, which carry a significantly lower selling price than park models and now comprise the majority of the sales in this category.

Cost of products sold decreased $22,950 to $1,648,707, or 87.0% of towables net sales, for the nine months ended April 30, 2014 compared to $1,671,657 or 87.8% of towables net sales, for the nine months ended April 30, 2013. The change in material, labor, freight-out and warranty comprised $27,645 of the $22,950 decrease in cost of products sold due to decreased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 81.0% for the nine months ended April 30, 2014 compared to the 82.1% for the nine months ended April 30, 2013. This decrease in percentage is primarily due to the favorable impact of selective net price increases and changes in product mix noted above. Total manufacturing overhead increased $4,695 and total manufacturing overhead as a percentage of towables net sales increased from 5.7% to 6.0%, due to increased labor costs as well as increased costs related to facility expansions and the unusually severe and protracted winter weather this year as compared to the prior year.

Towables gross profit increased $14,565 to $247,357, or 13.0% of towables net sales, for the nine months ended April 30, 2014 compared to $232,792, or 12.2% of towable net sales, for the nine months ended April 30, 2013. The $14,565 increase and the increase as a percentage of towables net sales was primarily due to the increased product margin resulting from price increases and product mix as discussed above.

Selling, general and administrative expenses were $100,506, or 5.3% of towables net sales, for the nine months ended April 30, 2014 compared to $95,941, or 5.0% of towables net sales, for the nine months ended April 30, 2013. The primary reason for the $4,565 increase was increased compensation and bonuses of $4,419, as bonuses are derived and then aggregated based on the income before income taxes of the individual subsidiaries within the towables segment rather than being based on the income before income taxes of the towables segment in total.

Towables income before income taxes increased to 7.2% of towables net sales for the nine months ended April 30, 2014 from 6.8% of towables net sales for the nine months ended April 30, 2013. The primary reason for this increase in percentage was the favorable impact of price increases and product mix as noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of change in net sales for the nine months ended April 30, 2014 vs. the nine months ended April 30, 2013:

	Nine Months Ended April 30, 2014	% of Segment Net Sales	Nine Months Ended April 30, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$332,428	56.7	$263,254	62.2	$69,174	26.3
Class C	202,717	34.6	126,253	29.8	76,464	60.6
Class B	50,907	8.7	33,838	8.0	17,069	50.4

Total Motorized	$586,052	100.0	$423,345	100.0	$162,707	38.4

	Nine Months Ended April 30, 2014	% of Segment Shipments	Nine Months Ended April 30, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	3,554	47.8	2,636	50.3	918	34.8
Class C	3,432	46.2	2,284	43.6	1,148	50.3
Class B	446	6.0	319	6.1	127	39.8

Total Motorized	7,432	100.0	5,239	100.0	2,193	41.9

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(8.5)
Class C	10.3
Class B	10.6
Total Motorized	(3.5)

The increase in total motorized net sales of 38.4% compared to the prior year period resulted from a 41.9% increase in unit shipments and a 3.5% decrease in the impact of the change in the overall net price per unit. The overall 3.5% decrease in the impact of the change in the overall net price per unit is primarily due to product mix within the Class A line as discussed below as well as a higher concentration of sales this year of the more moderately priced Class C units in relation to Class A units. The overall market increase in wholesale unit shipments of motorhomes was 30.4% for the nine months ended April 30, 2014 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 8.5% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales of a line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 10.3% is primarily due to changes in product mix and selective price increases. Within the Class B product line, the increase in the overall net price per unit of 10.6% is due to a greater concentration of sales of higher priced models and selective price increases in the current year.

Cost of products sold increased $144,062 to $515,819, or 88.0% of motorized net sales, for the nine months ended April 30, 2014 compared to $371,757, or 87.8% of motorized net sales, for the nine months ended April 30, 2013. The change in material, labor, freight-out and warranty comprised $135,390 of the $144,062 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased slightly to 83.6% compared to 83.8% for the prior year period primarily due to the favorable impact of selective price increases. Total manufacturing overhead increased $8,672 with the increase in sales volume, and total manufacturing overhead as a percentage of motorized net sales increased from 4.0% to 4.4%, primarily due to increased employee workers’ compensation and health insurance costs, as well as increased facility costs due to facility expansions and the unusually severe and protracted winter weather this year as compared to the prior year.

Motorized gross profit increased $18,645 to $70,233, or 12.0% of motorized net sales, for the nine months ended April 30, 2014 compared to $51,588, or 12.2% of motorized net sales, for the nine months ended April 30, 2013. The $18,645 increase in gross profit was due primarily to the impact of the 41.9% increase in unit sales volume noted above.

Selling, general and administrative expenses were $27,953, or 4.8% of motorized net sales, for the nine months ended April 30, 2014 compared to $21,183, or 5.0% of motorized net sales, for the nine months ended April 30, 2013. The primary reason for the $6,770 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,658. Sales related travel, advertising and promotion costs also increased $793 in correlation with the increase in sales.

Motorized income before income taxes was 7.2% of motorized net sales for both the nine months ended April 30, 2014 and the nine months ended April 30, 2013.

Financial Condition and Liquidity

As of April 30, 2014, we had $120,936 in cash and cash equivalents compared to $236,601 on July 31, 2013. The components of this $115,665 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to $90,057 paid for dividends, $53,405 transferred to a restricted cash account, a total of $33,683 paid for the acquisitions of the Livin’ Lite and Bison towable recreational vehicle businesses, $33,550 of cash used in operating activities and $19,431 paid for capital expenditures. These cash usages were partially offset by cash received of $105,043 from the sale of the bus business and $6,425 of cash received on notes receivable.

Working capital at April 30, 2014 was $468,684 compared to $469,032 at July 31, 2013. Capital expenditures of $19,431 for the nine months ended April 30, 2014 were made primarily for production and office building additions and improvements and to replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected future operational requirements. We have relied on internally generated cash flows from operations to finance substantially all our growth. We may, however, consider debt to make an acquisition.

Our three main priorities for the use of current and future available cash include supporting and growing our core RV business, both organically and through acquisitions, maintaining and growing our regular dividends over time and strategic share repurchases or special dividends as determined by the Company’s Board.

In regard to supporting and growing our business, we anticipate additional capital expenditures in fiscal 2014 of approximately $15,000, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. This total is in addition to the $53,405 in restricted cash at April 30, 2014 for the May 1, 2014 acquisition of KZ. We may also consider additional core recreational vehicle strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions, and excess cash availability, subject to applicable legal limitations and determination by the Board.

Operating Activities

Net cash used in operating activities for the nine months ended April 30, 2014 was $33,550 as compared to net cash provided by operating activities of $44,698 for the nine months ended April 30, 2013. The combination of net income and non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision (benefit), gain on disposal of bus business and stock-based compensation) provided $129,153 of operating cash in fiscal 2014 compared to $118,996 in the prior year period. However, the $129,153 of operating cash provided in the nine months ended April 30, 2014 was offset to a greater extent by a larger seasonal increase in accounts receivable, which correlates with the increase in sales but which also increased due to longer delays in delivering units to dealers as a result of an elevated shortage of transportation company drivers compared to a year ago. In addition, there was also a larger seasonal increase in inventory, which correlates with the increase in backlog compared to the prior year.

Investing Activities

Net cash provided by investing activities for the nine months ended April 30, 2014 was $5,906, primarily due to $105,043 in cash consideration received from the sale of the bus business and $6,425 in proceeds received on notes receivable, partially offset by $53,405 transferred to a restricted cash account related to a pending business acquisition, $16,769 and $16,914 of net cash consideration paid for the acquisitions of the Livin’ Lite and Bison recreational vehicle businesses, respectively, and capital expenditures of $19,431. During the nine months ended April 30, 2013, net cash used in investing activities of $17,445 was primarily due to capital expenditures of $14,711 and $10,718 paid for the acquisitions of the Krystal and Federal Coach bus businesses, partially offset by $7,000 in proceeds received on notes receivable.

Financing Activities

During the nine months ended April 30, 2014, net cash used in financing activities of $88,021 was primarily for cash dividend payments. The Company paid a regular quarterly $0.23 per share dividend in each of the first three quarters of fiscal 2014 and a special $1.00 per share dividend in November 2013, the combination of which totaled $90,057. The Company increased its previous regular quarterly dividend of $0.18 per share to $0.23 per share in October 2013. Net cash used in financing activities of $108,401 for the nine months ended April 30, 2013 was also primarily for cash dividend payments. The Company paid a regular quarterly $0.18 per share dividend in each of the first three quarters of fiscal 2013 and a special $1.50 per share dividend in December 2012, the combination of which totaled $108,139. The Company increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share in October 2012.

Accounting Pronouncements

Reference is made to Note 1 of our Condensed Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

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

During the quarter ended April 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent acquisitions of Livin’ Lite and Bison, as well as the acquisition of KZ on May 1, 2014 subsequent to our fiscal third quarter, plus the merger of Dutchmen into the Keystone operating segment, pose a number of potential integration risks that may result in us experiencing negative consequences to our business, financial condition or results of operations. The transaction activity, the integration of the recently acquired companies and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

•	demands on management related to various integration activities;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	the assimilation and retention of employees;
•	the integration of departments and systems, including accounting systems, technologies, books and records and procedures; and
•	establishing or maintaining uniform standards and controls, including internal accounting controls, procedures and policies.

ITEM 6. EXHIBITS

Exhibit	Description

10.1

Stock Purchase Agreement, dated April 16, 2014, by and among Thor Industries, Inc. and Daryl E. Zook, Trista E. Nunemaker, Tonja Zook-Nicholas, The Daryl E. Zook GST Exempt Lifetime Trust or its assignee, and The Daryl E. Zook GST Non-Exempt Lifetime Trust or its assignee*

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

* The schedules and exhibits referenced in the Stock Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 5, 2014	/s/ Robert W. Martin
Robert W. Martin
Chief Executive Officer and President

DATE: June 5, 2014	/s/ Colleen Zuhl
Colleen Zuhl
Vice President and Chief Financial Officer