Form 10-K
period 2014-07-31
THOR INDUSTRIES INC
filed 2014-09-25
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014, Commission File Number 1-9235

or

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2014 was $2,225,046,139 based on the closing price of the registrant’s common shares on January 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2013 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 12, 2014 was 53,329,552.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

ITEM 1. BUSINESS

The following discussion of our business solely relates to ongoing operations.

General Development of Business

Our company was founded in 1980 and, through its subsidiaries, manufactures and sells a wide range of recreational vehicles (“RVs”) in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 601 East Beardsley Avenue, Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

Our principal recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), CrossRoads RV (“CrossRoads”), Thor Motor Coach, Inc. (“Thor Motor Coach”), Keystone RV Company (“Keystone”), Heartland Recreational Vehicles, LLC (“Heartland”), Livin’ Lite RV, Inc. (“Livin’ Lite”), Bison Coach (“Bison”) and K.Z., Inc. (“KZ”).

On June 3, 2013, Thor Wakarusa, LLC, a wholly-owned subsidiary of Thor, purchased a recreational vehicle production campus in Wakarusa, Indiana for $5,819. The purchase included land and production facilities, comprised of approximately one million square feet of total production space on more than 150 acres, along with certain related equipment, including more than 35 paint booths specifically designed for painting recreational vehicles. The Company uses the facilities primarily for motorized recreational vehicle production and to vertically integrate certain paint operations through one of its towable recreational vehicle subsidiaries.

On August 30, 2013, the Company acquired the assets of towable recreational vehicle manufacturer Livin’ Lite Corp., located in Wakarusa, Indiana, through a wholly-owned subsidiary for final cash consideration of $16,769, net of cash acquired. As a result of the purchase, the Company formed a new entity, Livin’ Lite. The Company purchased the assets to expand its recreational vehicle market share and complement its existing brands with Livin’ Lite’s advanced lightweight product offerings. Under our ownership, Livin’ Lite operates as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

On October 31, 2013, the Company acquired the assets of towable recreational vehicle manufacturer Bison Coach, LLC, located in Milford, Indiana, for final cash consideration of $16,914. As a result of the purchase, the Company formed a new entity, Bison. The Company purchased the net assets of Bison to supplement its existing product offerings with Bison’s equestrian products with living quarters. Under our ownership, Bison operates as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

On May 1, 2014, the Company acquired all the outstanding capital stock of towable recreational vehicle manufacturer KZ for initial cash consideration paid in fiscal 2014 of $52,409, net of cash acquired, and a working capital adjustment of $2,915 paid in the first quarter of fiscal 2015. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base. Under our ownership, KZ operates as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

Discontinued Operations

On July 31, 2013, we entered into a definitive Stock Purchase Agreement and sold our bus business to Allied Specialty Vehicles, Inc. (“ASV”) for final cash consideration of $105,043. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the divestiture of the bus business, the assets and liabilities of the bus business are reported as assets or liabilities of discontinued operations in the Consolidated Balance Sheet as of July 31, 2013 and the results of operations as income from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2014, 2013, and 2012. Discontinued operations also reflect the results of the ambulance product line through the date of its sale on April 30, 2013. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for further information.

Recreational Vehicles

Thor, through its operating subsidiaries, is one of the largest manufacturers of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. and other reported data.

Airstream

Our Airstream subsidiary manufactures and sells premium quality travel trailers and motorhomes. Airstream vehicles are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream International, Classic Limited, Sport, Flying Cloud, Land Yacht and Eddie Bauer. Airstream also sells the Interstate and Autobahn Class B motorhomes.

CrossRoads

Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Cruiser, Rushmore, Zinger, Elevation, ReZerve and Sunset Trail and luxury fifth wheels under the trade name Redwood.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Chateau, Daybreak, Challenger, Tuscany, Outlaw, Axis, Vegas, Palazzo and A.C.E.

Keystone

Our Keystone subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Laredo, Alpine, Bullet, Fuzion, Raptor, Passport, Cougar, Coleman, Kodiak, Aspen Trail and Voltage.

Heartland

Our Heartland subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Sundance, Elk Ridge, Trail Runner, Cyclone, Prowler and Wilderness.

Livin’ Lite

Our Livin’ Lite subsidiary manufactures and sells advanced lightweight travel trailers, fifth wheels and specialty products under trade names such as Camplite, Quicksilver, Bearcat and Axxess.

Bison

Our Bison subsidiary manufactures and sells equestrian recreational vehicle products with living quarters under trade names such as Trail Hand, Trail Express, Stratus and Stratus Express.

KZ

Our KZ subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Sportsmen, Vision, Spree, MXT, Durango, SportTrek and Sonic.

Product Line Sales and Segment Information

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), CrossRoads, Keystone (including Dutchmen, which was merged into Keystone during the second quarter of fiscal 2014), Heartland, Livin’ Lite, Bison and KZ. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

The table below sets forth the contribution of each of the Company’s segments to net sales in each of the last three fiscal years:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Recreational Vehicles:
Towables	$2,721,625	77	$2,650,253	82	$2,285,863	87
Motorized	803,831	23	591,542	18	353,935	13

Total Net Sales	$3,525,456	100	$3,241,795	100	$2,639,798	100

Recreational Vehicles

Overview

We manufacture and sell a wide variety of recreational vehicles throughout the United States and Canada, as well as related parts and accessories. Recreational vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (“RVIA”). The principal types of towable recreational vehicles that we produce include conventional travel trailers, fifth wheels and park models. In addition, we also produce truck and folding campers and equestrian and other specialty towable vehicles, as well as Class A, Class C and Class B motorhomes.

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

Park models are recreational dwellings towed to a permanent site such as a lake, woods or park. The maximum size of park models in the United States is 400 square feet. They provide comfortable self-contained living and are second homes for their owners.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be utilized without being attached to utilities.

Class A motorhomes, generally constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford and Freightliner. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are built on a Ford, General Motors or Mercedes Benz small truck or van chassis, which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for camping and vacationing purposes.

Production

In order to minimize finished inventory, our recreational vehicles generally are produced to dealer order. Our facilities are designed to provide efficient assembly line manufacturing of products. Capacity increases can be achieved quickly and at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities and equipment.

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

Our relationship with our chassis suppliers is similar to our other vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, Ford and General Motors resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are based on the volume of chassis previously purchased. Sales of motorhomes rely on these chassis and are affected accordingly. To date, we have not experienced any unusual cost increases from our chassis suppliers.

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

Marketing and Distribution

We market our recreational vehicles through independent dealers located throughout the United States and Canada. Each of our recreational vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2014, there were approximately 1,950 dealerships carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers with which we work provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are targeted to be competing against competitors’ products in similar price ranges rather than against our other products.

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

In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, credit worthiness, reputation, experience and ability to provide service. Many of our dealers carry the recreational vehicle lines of one or more of our competitors. Generally, each of our operating subsidiaries has sales agreements with their dealers.

During fiscal 2014, 2013 and 2012, one of our dealers, FreedomRoads, LLC, accounted for 17%, 17% and 14% of our continuing consolidated net sales, respectively. This dealer also accounted for 21% of the Company’s continuing consolidated trade accounts receivable at July 31, 2014 and 24% at July 31, 2013.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed, and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company. The losses incurred due to repurchase were $288, $906 and $360 in fiscal 2014, 2013 and 2012, respectively.

Backlog

As of July 31, 2014, the backlog for towable and motorized recreational vehicle orders was $296,828 and $241,246, respectively, compared to $228,416 and $213,116, respectively, at July 31, 2013. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreational vehicle business our manufacturing time is relatively short. The existing backlog of towable and motorized recreational vehicles is expected to be filled in fiscal 2015.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Product Warranties

We generally provide retail purchasers of our recreational vehicles with a one-year limited warranty against defects in materials and workmanship with longer warranties on certain structural components. The chassis and engines of our motorhomes are generally warranted for three years or 36,000 miles by their manufacturers.

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

Both federal and state authorities have various environmental control standards relating to air, water and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, our air compressor discharge, our waste water and the noise emitted by our factories. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with all applicable emission control standards.

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

Competition

The recreational vehicle industry is generally characterized by ease of entry, although the codes, standards and safety requirements are a deterrent to new competitors. The need to develop an effective dealer network and to support wholesale lending through floor plan finance companies also act as barriers to entry. The recreational vehicle market is intensely competitive with a number of other manufacturers selling products which compete directly with our products. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles. There are approximately 70 RV manufacturers in the U.S. and Canada.

Our primary competitors within the towable segment include Forest River, Inc. and Jayco, Inc. while our primary competitors within the motorized segment are Winnebago Industries, Inc. and Forest River, Inc. We estimate that, in the aggregate, we are one of the largest recreational vehicle manufacturers in terms of both units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2014 our U.S. market share for travel trailers and fifth wheels is approximately 38.2% and our U.S. market share for motorhomes is approximately 24.7%.

Trademarks and Patents

We have registered United States trademarks, Canadian trademarks, certain international trademarks and licenses carrying the principal trade names and model lines under which our products are marketed. We hold and protect certain patents related to our business. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2014, we employed approximately 9,400 full-time employees in the United States, of which approximately 1,070 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information about Foreign and Domestic Operations and Export Sales

Export sales from our continuing U.S. operations, primarily to Canada, were $521,818, $537,374 and $456,073 in fiscal 2014, 2013 and 2012, respectively.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, restrictive lending practices, recent management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the integration of new acquisitions, the impact of the divestiture of the Company’s bus businesses, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A. RISK FACTORS below.

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

The industry that we are engaged in is highly competitive and we have numerous existing and potential competitors. The recreational vehicle industry is generally characterized by ease of entry, although the current codes, standards and safety requirements may be a deterrent to new competitors. The need to develop an effective dealer network and to support wholesale lending through floor plan finance companies also act as barriers to entry. Competition is based upon price, design, value, quality and service. Competitive pressures have, from time to time, resulted in a reduction of our profit margins. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to ours or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.

The industry in which we operate is centered in northern Indiana.

The majority of our operations are located in one region. The geographic centrality of the RV industry in northern Indiana creates certain risks, including:

—	Competition for workers skilled in the industry, especially during times of increasing RV production, may increase the cost of our labor; and

—

Employee retention and recruitment challenges, as employees with industry knowledge and experience are attracted to the most lucrative positions and their ability to change employers is relatively easy.

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

We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, demand in the recreational vehicle industry generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific factors affecting our business include:

—	Overall consumer confidence and the level of discretionary consumer spending;

—	Inventory levels, including the level of retail sales by our dealers;

—	General economic, market and political conditions, including war, terrorism and military conflict;

—	Demographics, such as the retirement of “baby boomers”;

—	Interest rates and the availability of credit;

—	Employment trends;

—	Global, domestic or regional financial turmoil;

—	Natural disasters;

—	Industry demand;

—	Increases in raw material costs;

—	Relative or perceived cost, availability and comfort of recreational vehicle use versus other modes of travel, such as air travel, rail, etc.; and

—	Increases in real wages and disposable income of consumers and their willingness to make large discretionary purchases.

The loss of our largest dealer could have a significant effect on our business.

FreedomRoads, LLC accounted for 17% of our consolidated net sales for fiscal 2014. The loss of this dealer could have a significant adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

Certain of our notes receivable may have collectability risk.

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $7,400 of original principal is outstanding as of July 31, 2014 with the final payment due on August 30, 2015. The December 2009 Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, LLC, our largest dealer.

While we believe that the current note receivable from the December 2009 Loan Borrowers is collectable, deterioration in the liquidity or credit worthiness of the December 2009 Loan Borrowers could impact the collectability of this note receivable.

Fuel shortages, or high prices for fuel, could have a negative effect on sales of our recreational vehicles.

Gasoline or diesel fuel is required for the operation of our vehicles. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel, have had a material adverse effect on the recreational vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.

Our business depends on the performance of independent dealers and transportation carriers.

We distribute our products through a system of independent, authorized dealers, many of whom sell products from competing manufacturers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our authorized dealers to sell our products to consumers. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers.

Most often, our products are delivered via a system of independent transportation contractors. The network of carriers is limited and, in times of high demand and limited availability, can create risk in, and disruption of, our distribution channel.

Our business is affected by the availability and terms of financing to dealers and retail purchasers.

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, two major financial flooring institutions held approximately 85% of our portion of our dealers’ total floored dollars outstanding at July 31, 2014.

Substantial increases in interest rates and decreases in the general availability of credit have also had an adverse impact upon our business and results of operations in the past and may do so in the future. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We cannot be certain that historical consumer preferences for our products in general, and recreational vehicles in particular, will remain unchanged. We believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Managing frequent product introductions and transitions poses inherent risks. Delays in the introduction or market acceptance of new models, designs or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, there can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

If the frequency and size of product liability and other claims against us increase, our business, results of operations and financial condition may be harmed.

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including wrongful death, personal injury and warranties. We generally self-insure our product liability and other claims and also purchase product liability and other insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. We have a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $1,000 to $7,500 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after March 31, 2014 is subject to the $1,000 SIR.

Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future SIR levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

When we introduce new products into the marketplace, we may incur expenses that we did not anticipate, which, in turn, can result in reduced earnings.

The introduction of new models is critical to our future success. We may incur unexpected expenses, however, when we introduce new models. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product or may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the recreational vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products, we will execute a repurchase agreement with the lending institution. Repurchase agreements provide that, typically for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreational vehicles, or incurred substantially greater discounting to resell these units in the future, this would increase our costs. In difficult economic times this amount could increase significantly compared to recent years.

For some of our components, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components at competitive prices which would decrease our margins.

We depend on timely and sufficient delivery of components from our suppliers. Most components are readily available from a variety of sources. However, a few components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis.

Primarily, this occurs in the case of 1) motorized chassis, where Ford Motor Company and General Motors are dominant suppliers, and 2) windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where Drew is a major supplier for these items within the RV industry.

The recreational vehicle industry as a whole has, from time to time, experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. Historically, in the event of an industry-wide restriction of supply, Ford Motor Company and General Motors have allocated chassis among us and our competitors based on the volume of chassis previously purchased. If Ford Motor Company or General Motors were to discontinue the manufacturing of motorhome chassis, or if, as a group, all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of Ford Motor Company, General Motors or other chassis suppliers, could have a material adverse effect on our sales. If the condition of the U.S. auto industry were to significantly deteriorate, this could also result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

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

Our products and services may experience quality problems from time to time that can result in decreased sales and gross margin and could harm our reputation.

Our products contain thousands of parts, many of which are supplied by a network of approved vendors. As with all of our competitors, defects may occur in our products, including those purchased from our vendors. There can be no assurance that we can detect all such defects prior to distribution of our products. In addition, although we require our suppliers to maintain appropriate levels of insurance coverage, there is no assurance that if a defect in a vendor supplied part were to occur that the vendor would have the ability to financially rectify the defect. Failure to detect defects in our products, including vendor supplied parts, could result in lost revenue, significant warranty expense and other related direct and indirect costs.

Our business is subject to numerous international, federal, state and local regulations.

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for vehicles and components which have been promulgated under the NTMVSA by the Department of Transportation. The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Sales into foreign countries may be subject to similar regulations. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our Company.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws”. Federal, state and foreign laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations.

Further, certain U.S. and foreign laws and regulations affect the Company’s activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts.

The Company has instituted various and comprehensive policies and procedures to ensure compliance. However, there can be no assurance that employees, contractors, vendors or our agents will not violate such laws and regulations or the Company’s policies and procedures.

As a publicly-traded company, we are subject to the regulations promulgated by the Securities and Exchange Commission and the rules of the New York Stock Exchange.

Failure to comply with any of the aforementioned laws or regulations could have an adverse impact on our business. Additionally, amendments to these regulations and the implementation of new regulations could increase the cost of manufacturing, purchasing, operating or selling our products and therefore could have an adverse impact on our business.

Compliance with conflict mineral disclosure requirements creates additional compliance cost and may create reputational challenges.

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts by the Company to assess whether such minerals are used in our products in order to make the relevant required annual disclosures that began in May 2014. We incurred costs and diverted internal resources to comply with these new disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. Compliance costs are expected to increase in future periods. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products.

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

Interruption of information service or misappropriation or breach of our information systems could cause disruption and damage to our reputation.

Our business relies on information systems and other technology (“information systems”) to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems to report and audit our operational results. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Our business processes and operations may, however, be negatively impacted in the event of substantial disruption of service. Further, misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws and damage to our reputation which could, in turn, have a negative impact on our results.

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

Our operations are dependent upon the services of key individuals, and their loss could materially harm us.

We rely upon the knowledge, experience and skills of our employees to compete effectively in our business and manage our operations. In addition, our future success will depend on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel. Upon the departure of key employees, our success may depend upon the existence of adequate succession plans. The loss of key employees or the failure to attract or retain qualified employees could have a material adverse effect on us in the event that our succession plans prove inadequate.

Planned re-configuration, relocation or expansion of certain production operations may incur unanticipated costs or delays that could adversely affect operating results.

The development and expansion of certain products and models may require the re-configuration, relocation or expansion of certain production operations. Such activities may be delayed or incur unanticipated costs which could have a material adverse effect on our operating results and financial condition. In addition, the start-up of operations in new facilities may incur unanticipated costs and inefficiencies which may adversely affect our profitability during the ramp up of production in those facilities.

Recent business acquisitions and internal operating segment mergers pose integration risks.

The acquisitions of the assets and operations of Livin’ Lite and Bison and the purchase of the stock of KZ in fiscal 2014, plus the merger of Dutchmen into the Keystone subsidiary, pose a number of potential integration risks that may result in us experiencing negative consequences to our business, financial condition or results of operations. The transaction activity, the integration of the recently acquired assets, operations and companies and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

—	Demands on management related to various integration activities;

—	The diversion of management’s attention from the management of daily operations to the integration of operations;

—	The assimilation and retention of employees;

—	The ability of the management teams at these entities to meet operational and financial expectations;

—	The integration of departments and systems, including accounting systems, technologies, books and records and procedures; and

—	The establishment or maintenance of uniform standards and controls, including internal accounting controls, procedures and policies.

Exchange rate fluctuations may have an indirect effect on our sales.

Although our sales to dealers are made in U.S. dollars, we generate considerable sales in Canada. Should the U.S. dollar strengthen relative to the Canadian dollar, sales may be negatively impacted.

Risks Relating To Our Company

Provisions in our charter documents and Delaware law may make it difficult for a third party to acquire our Company and could depress the price of our common stock.

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

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2014, we own or lease approximately 7,078,000 square feet of manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are well maintained and in good condition. We believe that these facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2014:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream) (A)(B)	Owned	9	299,000
Middlebury, IN (Keystone) (A)	Owned	1	90,000
Burley, ID (Keystone) (C)	Owned	5	162,000
Goshen, IN (Keystone) (A)	Owned	6	310,000
Nappanee, IN (Heartland) (A)	Owned	2	144,000
Elkhart, IN (Thor Motor Coach) (B)	Owned	13	711,000
Topeka, IN (CrossRoads) (A)	Owned	7	386,000
Syracuse, IN (CrossRoads) (A)	Owned	3	134,000
Elkhart, IN (Heartland) (A)	Owned	11	673,000
Elkhart, IN (Heartland) (A)	Leased	4	234,000
Goshen, IN (Keystone) (A)	Owned	17	1,574,000
Pendleton, OR (Keystone) (A)	Owned	4	376,000
Wakarusa, IN (Livin’ Lite) (A)	Leased	4	99,000
Shipshewana, IN (KZ) (A)	Owned	12	472,000
RV Subtotal		98	5,664,000

Corporate:
Elkhart, IN	Owned	1	13,000
Milford, IN (utilized by Bison)	Owned	6	118,000
Elkhart, IN (utilized by Thor Motor Coach)	Owned	3	223,000
Wakarusa, IN (utilized by Keystone, Livin’ Lite and Thor Motor Coach)	Owned	17	1,060,000
Corporate Subtotal		27	1,414,000

Total		125	7,078,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$59.94	$49.28	$38.93	$26.93
Second Quarter	57.51	50.92	45.75	35.77
Third Quarter	64.71	48.24	42.67	34.51
Fourth Quarter	61.82	52.24	55.77	36.40

Holders

As of September 12, 2014, the number of holders of record of the Common Stock was 157.

Dividends

In fiscal 2014, we paid a $0.23 per share dividend in each quarter and a $1.00 special dividend in the second quarter. In fiscal 2013, we paid a $0.18 per share dividend in each quarter and a $1.50 special dividend in the second quarter.

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

Equity Compensation Plan Information – see ITEM 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2014(1)	2013(2)(3)	2012	2011(4)(5)(6)	2010(6)
Income statement data:
Net sales	$3,525,456	$3,241,795	$2,639,798	$2,340,442	$1,848,549
Net income from continuing operations	175,516	151,676	111,435	91,647	91,224
Net income	179,002	152,862	121,739	106,273	110,064
Earnings per common share from continuing operations:
Basic	3.29	2.86	2.07	1.66	1.72
Diluted	3.29	2.86	2.07	1.66	1.72
Earnings per common share:
Basic	3.36	2.88	2.26	1.92	2.08
Diluted	3.35	2.88	2.26	1.92	2.07
Dividends paid per common share	1.92	2.22	0.60	0.40	0.78
Balance sheet data:
Total assets	$1,408,718	$1,328,268	$1,243,054	$1,198,070	$964,073

(1)	Includes a special $1.00 per share dividend.

(2)

Includes non-cash goodwill and intangible asset impairments of $6,810 and $4,715, respectively, associated with a subsidiary in our discontinued bus business, and a non-cash long-lived asset impairment of $2,000 associated with a subsidiary in our towable segment.

(3)	Includes a special $1.50 per share dividend.

(4)	Includes non-cash trademark impairments of $2,036 and $1,430 for trademarks associated with subsidiaries in our motorized segment and discontinued bus business, respectively.

(5)	Includes expenses of $6,333 attributable to legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of an SEC matter.

(6)	Includes gains on the involuntary conversion of assets of $9,417 and $7,593 in 2011 and 2010, respectively, related to the fiscal 2010 fire at a subsidiary in our discontinued bus business.

The items noted above related to the discontinued bus business would only impact the net income and earnings per common share totals in the chart above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in ITEM 8 of this Report.

Our MD&A focuses on our ongoing operations. Discontinued operations are excluded from our MD&A except as indicated otherwise.

Executive Overview

We were founded in 1980 and have grown to be one of the largest manufacturers of RVs in North America. Our U.S. market share in the travel trailer and fifth wheel portion of the towable segment is approximately 38.2% for the calendar year to date period ended June 30, 2014. In the motorized segment of the RV industry, we have a U.S. market share of approximately 24.7% for the calendar year to date period ended June 30, 2014.

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

Our growth has been both internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry through product innovation, service to our customers, manufacturing quality products, improving our facilities and processes and by acquisitions. We have not entered unrelated businesses and have no plans to do so in the future.

We generally rely on internally generated cash flows from continuing operations to finance our growth. Capital expenditures of $30,406 in fiscal 2014 were made primarily for land, plant and office additions and to replace machinery and equipment used in the ordinary course of business.

Discontinued Operations

On July 31, 2013, we entered into a definitive Stock Purchase Agreement to sell our bus business to Allied Specialty Vehicles, Inc. (“ASV”) and received $105,043 in final cash consideration from the sale. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the sale of the bus business, the assets and liabilities of the bus business are reported as assets or liabilities of discontinued operations in the Consolidated Balance Sheet as of July 31, 2013 and the results of operations as income from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2014, 2013, and 2012. Discontinued operations also reflect the results of the ambulance product line, through the date of its sale on April 30, 2013. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for further information. The following table summarizes the results of discontinued operations:

	2014	2013	2012
Net sales	$83,903	$448,385	$444,862

Operating income (loss) of discontinued operations	$(5,735)	$12,080	$15,303
Pre-tax gain on disposal of discontinued business	7,079	–	–
Impairment charges	–	11,525	–

Income (loss) before income taxes	1,344	555	15,303
Income tax benefit (expense)	2,142	631	(4,999)

Income from discontinued operations, net of taxes	$3,486	$1,186	$10,304

Other Significant Events

On June 3, 2013, Thor Wakarusa, LLC, a wholly-owned subsidiary of Thor, purchased a recreational vehicle production campus in Wakarusa, Indiana for $5,819. The purchase included land and production facilities, comprised of approximately one million square feet of total production space on more than 150 acres, along with certain related equipment, including more than 35 paint booths specifically designed for painting recreational vehicles. The Company uses the facilities primarily for motorized recreational vehicle production and to vertically integrate certain paint operations through one of its towable recreational vehicle subsidiaries.

On August 30, 2013, the Company acquired the assets of towable recreational vehicle manufacturer Livin’ Lite Corp., located in Wakarusa, Indiana, through a wholly-owned subsidiary for final cash consideration of $16,769, net of cash acquired. As a result of the purchase, the Company formed a new entity, Livin’ Lite. The Company purchased the assets to expand its recreational vehicle market share and complement its existing brands with Livin’ Lite’s advanced lightweight product offerings. Under our ownership, Livin’ Lite operates as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

On October 31, 2013, the Company acquired the assets of towable recreational vehicle manufacturer Bison Coach, LLC, located in Milford, Indiana, for final cash consideration of $16,914. As a result of the purchase, the Company formed a new entity, Bison. The Company purchased the net assets of Bison to supplement its existing product offerings with Bison’s equestrian products with living quarters. Under our ownership, Bison operates as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

On May 1, 2014, the Company acquired all the outstanding capital stock of towable recreational vehicle manufacturer KZ for initial cash consideration paid in fiscal 2014 of $52,409, net of cash acquired, and a working capital adjustment of $2,915 paid in the first quarter of fiscal 2015. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base. Under our ownership, KZ operates as an independent operation in the same manner as our existing recreational vehicle subsidiaries.

During fiscal 2012, we purchased a combined total of 3,000,000 shares of the Company’s common stock and held them as treasury stock at a total cost of $77,000. Of the 3,000,000 shares, 2,000,000 were repurchased from the Estate of Wade F.B. Thompson (the “Estate”) in two separate private transactions at a total cost of $48,500. Both of these transactions were evaluated and approved by members of our board of directors who are not affiliated with the Estate. In a third separate private transaction, we repurchased 1,000,000 shares from Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, L.L.C., and CPVI Coinvest, L.L.C. at a total cost of $28,500. We used available cash to purchase all of these shares, which collectively represented 5.4% of our issued and outstanding common stock prior to the repurchases. Each of these transactions is more fully discussed in Note 16 to the Consolidated Financial Statements.

Industry Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the RVIA, which is typically issued on a one month lag and represents the manufacturers’ RV production and delivery to dealers. In addition, the Company also monitors monthly retail sales trends as reported by Statistical Surveys, Inc., whose data is typically issued on a month and a half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers remaining optimistic yet cautious in advance of the RV Open House in September 2014. RV dealer inventory of Thor products as of July 31, 2014 increased 11.3% to approximately 64,000 units from approximately 57,500 units as of July 31, 2013. Thor’s RV backlog as of July 31, 2014 increased 21.9% to $538,074 from $441,532 as of July 31, 2013.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through June 30,
	2014	2013	Increase	Change
Towables - Units	168,737	155,446	13,291	8.6%
Motorized - Units	23,328	19,472	3,856	19.8%

Total	192,065	174,918	17,147	9.8%

According to the RVIA, calendar year 2014 wholesale shipments for all RV categories are forecast to total 349,900 units, an 8.9% increase over calendar year 2013, with most of the 2014 unit growth expected in travel trailers and fifth wheels. Calendar year 2014 motorized unit shipments are forecasted to increase 16.7% over calendar year 2013. Travel trailers and fifth wheels are expected to account for 83% of all RV shipments in 2014. The outlook for calendar 2014 growth in RV sales is based on rising consumer confidence, rising home and stock values, improved credit availability and continued slow gains in job and income prospects. RVIA has also forecasted that 2015 calendar year shipments will total 361,700 units, a 3.4% increase from the expected 2014 wholesale shipments.

Industry Retail Statistics – Calendar YTD

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc., are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through June 30,
	2014	2013	Increase	Change
Towables - Units	149,907	145,185	4,722	3.3%
Motorized - Units	20,355	18,056	2,299	12.7%

Total	170,262	163,241	7,021	4.3%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments, for the calendar year periods through June 30, 2014 and 2013, (using data to correspond to the industry periods denoted above) were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through June 30,
	2014	2013	Increase	Change
Towables - Units	57,602	55,033	2,569	4.7%
Motorized - Units	6,033	4,487	1,546	34.5%

Total	63,635	59,520	4,115	6.9%

Company Retail Statistics – Calendar YTD

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc. were as follows for the calendar year periods through June 30, 2014 and 2013 (to correspond to the industry periods denoted above, and adjusted to include results of acquisitions only from the date of acquisition forward):

	U.S. and Canada Retail Unit Registrations
	Calendar Year through June 30,
	2014	2013	Increase	Change
Towables - Units	53,243	51,406	1,837	3.6%
Motorized - Units	4,903	4,417	486	11.0%

Total	58,146	55,823	2,323	4.2%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Fiscal Year

For the fiscal years ended July 31, 2014 and 2013, the Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Fiscal Year Ended July 31,
	2014	2013	Increase	Change
Towables - Units	100,685	99,202	1,483	1.5%
Motorized - Units	10,219	7,420	2,799	37.7%

Total	110,904	106,622	4,282	4.0%

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

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold, and any future increases in raw material costs would negatively impact our profit margins if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to customers.

To date, we have not experienced any unusual cost increases from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. We believe that the current supply of chassis used in our motorized RV production is adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

FISCAL 2014 VS. FISCAL 2013

	Fiscal 2014		Fiscal 2013		Change Amount	%
NET SALES
Recreational Vehicles
Towables	$2,721,625		$2,650,253		$71,372	2.7
Motorized	803,831		591,542		212,289	35.9

Total	$3,525,456		$3,241,795		$283,661	8.8

# OF UNITS
Recreational Vehicles
Towables	100,685		99,202		1,483	1.5
Motorized	10,219		7,420		2,799	37.7

Total	110,904		106,622		4,282	4.0

	Fiscal 2014	% of Segment Net Sales	Fiscal 2013	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreational Vehicles
Towables	$375,163	13.8	$351,276	13.3	$23,887	6.8
Motorized	95,233	11.8	73,263	12.4	21,970	30.0

Total	$470,396	13.3	$424,539	13.1	$45,857	10.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational Vehicles
Towables	$142,346	5.2	$133,585	5.0	$8,761	6.6
Motorized	37,979	4.7	29,354	5.0	8,625	29.4

Total Recreational Vehicles	180,325	5.1	162,939	5.0	17,386	10.7
Corporate	28,387	–	31,711	–	(3,324)	(10.5)

Total	$208,712	5.9	$194,650	6.0	$14,062	7.2

INCOME (LOSS) BEFORE INCOME TAXES
Recreational Vehicles
Towables	$221,123	8.1	$205,724	7.8	$15,399	7.5
Motorized	57,277	7.1	43,907	7.4	13,370	30.5

Total Recreational Vehicles	278,400	7.9	249,631	7.7	28,769	11.5
Corporate	(25,581)	–	(27,659)	–	2,078	7.5

Total	$252,819	7.2	$221,972	6.8	$30,847	13.9

ORDER BACKLOG	As of July 31, 2014		As of July 31, 2013		Change Amount	%
Recreational Vehicles
Towables	$296,828		$228,416		$68,412	30.0
Motorized	241,246		213,116		28,130	13.2

Total	$538,074		$441,532		$96,542	21.9

CONSOLIDATED

Consolidated net sales for fiscal 2014 increased $283,661, or 8.8%, compared to fiscal 2013. Consolidated gross profit for fiscal 2014 increased $45,857, or 10.8%, compared to fiscal 2013. Consolidated gross profit was 13.3% of consolidated net sales for fiscal 2014 compared to 13.1% of consolidated net sales for fiscal 2013. Selling, general and administrative expenses for fiscal 2014 increased 7.2% compared to fiscal 2013. Income before income taxes for fiscal 2014 was $252,819 as compared to $221,972 in fiscal 2013, an increase of 13.9%. The specifics on the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs in selling, general and administrative expenses were $28,387 for fiscal 2014 compared to $31,711 for fiscal 2013. The decrease of $3,324 is primarily attributable to a decrease of $3,082 in the portion of the actuarially determined workers’ compensation liability reserve recorded at Corporate. In addition, legal and professional fees decreased $1,911. Costs related to our Corporate repurchase reserve required for vehicle repurchase commitments also decreased $730, as repurchase activity has been lower compared to the prior year. The expenses for fiscal 2013 also included a total of $1,106 in one-time employee compensation and stock-based separation costs. These decreases from 2013 were partially offset by an increase in stock-based compensation of $2,398 and an increase of $939 in bonuses and other compensation costs in 2014 in correlation with the increase in income from continuing operations before income taxes.

Corporate interest income and other income and expense was $2,806 of income in fiscal 2014 compared to $4,052 of income for fiscal 2013. The $1,246 decrease in income is primarily due to a decrease in overall interest income of $1,079, primarily due to reduced interest income on our notes receivable due to lower note balances.

The overall annual effective tax rate for fiscal 2014 was 30.6% on $252,819 of income before income taxes, compared to 31.7% on $221,972 of income before income taxes for fiscal 2013. The primary reason for the decrease in the overall effective income tax rate was the larger amount of uncertain tax benefits that settled favorably in fiscal 2014 compared to fiscal 2013, partially offset by a tax benefit in fiscal 2013 from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on January 2, 2013.

The changes in costs and price within our business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2014 vs. Fiscal 2013

	Fiscal 2014	% of Segment Net Sales	Fiscal 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$1,349,246	49.6	$1,286,000	48.5	$63,246	4.9
Fifth Wheels	1,349,707	49.6	1,343,492	50.7	6,215	0.5
Other	22,672	0.8	20,761	0.8	1,911	9.2

Total Towables	$2,721,625	100.0	$2,650,253	100.0	$71,372	2.7

	Fiscal 2014	% of Segment Net Sales	Fiscal 2013	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	66,453	66.0	65,153	65.7	1,300	2.0
Fifth Wheels	33,031	32.8	33,455	33.7	(424)	(1.3)
Other	1,201	1.2	594	0.6	607	102.2

Total Towables	100,685	100.0	99,202	100.0	1,483	1.5

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:	% Increase (Decrease)
Towables
Travel Trailers	2.9
Fifth Wheels	1.8
Other	(93.0)
Total Towables	1.2

The increase in total towable net sales of 2.7% compared to the prior fiscal year resulted from a 1.5% increase in unit shipments and a 1.2% overall increase in the impact of the change in the overall net price per unit and product mix.

The overall industry increase in travel trailer and fifth wheel wholesale unit shipments for the twelve month period ended July 31, 2014 was 9.1% compared to the same period last year according to statistics published by RVIA.

The increases in the overall net price per unit within the travel trailer product lines of 2.9% and within the fifth wheel product lines of 1.8% are primarily due to changes in product mix and net price increases. The “other” category formerly related solely to park model sales but now also includes truck and folding campers and other specialty towable recreational vehicles due to the additions of Livin’ Lite and Bison, which carry a significantly lower selling price than park models and now comprise the majority of the unit sales in this category.

Cost of products sold increased $47,485 to $2,346,462, or 86.2% of towable net sales, for fiscal 2014 compared to $2,298,977, or 86.7% of towable net sales, for fiscal 2013. The change in material, labor, freight-out and warranty comprised $36,112 of the $47,485 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 80.4% in fiscal 2014 from 81.2% in fiscal 2013. This 0.8% decrease as a percentage of towable net sales is primarily due to the favorable impact of net price increases in fiscal 2014, partially offset by increased labor costs associated with the current competitive labor market. Total manufacturing overhead increased $11,373 to $158,038 in fiscal 2014 compared to $146,665 in fiscal 2013 primarily as a result of the increase in sales volume.

Variable costs in manufacturing overhead increased $10,189 to $146,440 or 5.4% of towable net sales for fiscal 2014 compared to $136,251 or 5.1% of towable net sales for fiscal 2013. This increase as a percentage of towable net sales is due to increased indirect labor costs resulting from facility expansions and the competitive labor market, as well as additional utility and building maintenance costs due to the unusually severe and protracted winter in fiscal 2014 as compared to fiscal 2013. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $1,184 to $11,598 in fiscal 2014 from $10,414 in fiscal 2013 primarily due to facility expansions.

Towable gross profit increased $23,887 to $375,163, or 13.8% of towable net sales, for fiscal 2014 compared to $351,276, or 13.3% of towable net sales, for fiscal 2013. The increase in gross profit and gross profit percentage was due primarily to the 2.7% increase in towable net sales and net price increases.

Selling, general and administrative expenses were $142,346, or 5.2% of towable net sales, for fiscal 2014 compared to $133,585, or 5.0% of towable net sales, for fiscal 2013. The primary reason for the $8,761 increase in selling, general and administrative expenses was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $7,433. Sales related travel, advertising and promotion costs also increased $1,218 in correlation with the increase in sales. Legal and professional fees and related settlement costs increased $1,182 in total. These increases were partially offset by a reduction of $613 in vehicle repurchase costs.

Towable income before income taxes increased to 8.1% of towable net sales for fiscal 2014 from 7.8% of towable net sales for fiscal 2013. The primary factor for this increase in percentage was the impact of the 2.7% increase in towable net sales as well as changes in product mix and net price increases noted above.

Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2014 vs. Fiscal 2013

	Fiscal 2014	% of Segment Net Sales	Fiscal 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$458,201	57.0	$355,639	60.1	$102,562	28.8
Class C	275,190	34.2	188,261	31.8	86,929	46.2
Class B	70,440	8.8	47,642	8.1	22,798	47.9

Total Motorized	$803,831	100.0	$591,542	100.0	$212,289	35.9

	Fiscal 2014	% of Segment Net Sales	Fiscal 2013	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Motorized
Class A	4,975	48.7	3,559	48.0	1,416	39.8
Class C	4,629	45.3	3,414	46.0	1,215	35.6
Class B	615	6.0	447	6.0	168	37.6

Total Motorized	10,219	100.0	7,420	100.0	2,799	37.7

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:	% Increase (Decrease)
Motorized
Class A	(11.0)
Class C	10.6
Class B	10.3
Total Motorized	(1.8)

The increase in total motorized net sales of 35.9% compared to the prior fiscal year resulted from a 37.7% increase in unit shipments and a 1.8% overall decrease in the impact of the change in the net price per unit resulting primarily from mix of product.

The overall market increase in unit shipments of motorhomes was 25.2% for the twelve month period ended July 31, 2014 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 11.0% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales of a new line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 10.6% is primarily due to changes in product mix and net price increases. Within the Class B product line, the increase in the overall net price per unit of 10.3% is primarily due to a greater concentration of sales of higher priced models in the current year.

Cost of products sold increased $190,319 to $708,598, or 88.2% of motorized net sales, for fiscal 2014 compared to $518,279, or 87.6% of motorized net sales, for fiscal 2013. The change in material, labor, freight-out and warranty comprised $178,200 of the $190,319 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 83.7% for both fiscal 2014 and fiscal 2013. This percentage remained the same as the favorable impact of product mix changes and selective net price increases in fiscal 2014 was offset by increased labor costs due to the current competitive labor market and labor start-up costs related to facility and production line expansions necessitated by increasing sales and backlog. Total manufacturing overhead costs increased $12,119 to $35,487 in fiscal 2014 compared to $23,368 in fiscal 2013 primarily as a result of the increase in sales volume.

Variable costs in manufacturing overhead increased $10,837 to $32,545, or 4.0% of motorized net sales, for fiscal 2014 compared to $21,708, or 3.7% of motorized net sales, for fiscal 2013. This increase as a percentage of motorized net sales is due to increased indirect labor and employee benefit costs resulting from increased production and the competitive labor market, as well as additional utility and building maintenance costs due to the unusually severe and protracted winter weather in fiscal 2014 compared to fiscal 2013. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $1,282 to $2,942 in fiscal 2014 from $1,660 in fiscal 2013, reflecting additional costs due to facility expansions.

Motorized gross profit increased $21,970 to $95,233, or 11.8% of motorized net sales, for fiscal 2014 compared to $73,263, or 12.4% of motorized net sales, for fiscal 2013. The increase in the gross profit amount is attributable to the 35.9% increase in net sales, while the decrease in gross profit percentage is primarily due to the increased indirect labor and facility related costs discussed in the cost of products section above.

Selling, general and administrative expenses were $37,979, or 4.7% of motorized net sales, for fiscal 2014 compared to $29,354, or 5.0% of motorized net sales, for fiscal 2013. The primary reason for the $8,625 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $6,925. Sales related travel, advertising and promotion costs also increased $990 in correlation with the increase in sales.

Motorized income before income taxes was 7.1% of motorized net sales for fiscal 2014 and 7.4% of motorized net sales for fiscal 2013. This decrease in percentage is primarily attributable to the decrease in gross profit percentage noted above.

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

CONSOLIDATED

Consolidated net sales for fiscal 2013 increased $601,997, or 22.8%, compared to fiscal 2012. Consolidated gross profit for fiscal 2013 increased $105,009, or 32.9%, compared to fiscal 2012. Consolidated gross profit was 13.1% of consolidated net sales for fiscal 2013 compared to 12.1% of consolidated net sales for fiscal 2012. Selling, general and administrative expenses for fiscal 2013 increased 31.3% compared to fiscal 2012. Income before income taxes for fiscal 2013 was $221,972 as compared to $165,388 in fiscal 2012, an increase of 34.2%. The specifics on the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

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

Corporate product liability insurance costs also increased $3,232, largely due to favorable adjustments in the prior year to the Company’s actuarially determined product liability reserve resulting from favorable historical claims experience and allocations of $750 to the towable segment and $1,500 to the discontinued bus business for claims activity previously reserved at Corporate. Employee related workers compensation and group health insurance costs also increased $2,622. In addition, costs related to the Corporate repurchase reserve required for vehicle repurchase commitments increased $850 primarily due to increased standby repurchase obligations in correlation with increased sales and dealer inventory levels.

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

The overall annual effective tax rate for fiscal 2013 was 31.7% on $221,972 of income before income taxes, compared to 32.6% on $165,388 of income before income taxes for fiscal 2012. The primary reason for the decrease in the overall effective income tax rate was the larger amount of uncertain tax benefits that settled favorably in fiscal 2013 compared to fiscal 2012. The Company also recorded a tax benefit in fiscal 2013 from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on January 2, 2013.

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

Financial Condition and Liquidity

As of July 31, 2014, we had cash and cash equivalents of $289,336 compared to $236,601 on July 31, 2013. The components of the $52,735 increase in fiscal 2014 are described in more detail below, but the increase is primarily due to $149,261 of cash provided by operations and $105,043 in proceeds from the sale of the bus business, while $86,092 was used for towable recreational vehicle business acquisitions, $30,406 was used for capital expenditures and $102,314 was used for the payment of cash dividends to our stockholders, which included regular quarterly dividends totaling $49,024 and a special dividend of $53,290.

Working capital at July 31, 2014 was $473,334 compared to $469,032 at July 31, 2013. Capital expenditures of $30,406 (includes $63 for discontinued operations) for the fiscal year ended July 31, 2014 were made primarily to purchase land and buildings to expand our RV operations and replace machinery and equipment used in the ordinary course of business.

We believe our on hand cash and cash equivalents, and funds generated from continuing operations, will be sufficient to fund expected future operational requirements. We have relied on internally generated cash flows from operations to finance substantially all our growth. We may, however, consider debt to make an acquisition.

Our three main priorities for the use of current and future available cash include growing our core RV business, both organically and through acquisitions, maintaining and growing our regular dividends over time, and strategic share repurchases or special dividends as determined by the Company’s Board.

In regard to growing our business, we anticipate capital expenditures in fiscal 2015 of approximately $35,000, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business.

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

Future purchases of the Company’s common stock or special cash dividends may occur as determined by the Board based upon market and business conditions and excess cash availability, subject to applicable legal limitations.

Operating Activities

Net cash provided by operating activities for fiscal 2014 was $149,261 compared to net cash provided by operating activities of $145,066 for fiscal 2013. The combination of net income and non-cash items (primarily depreciation, amortization, impairments, stock-based compensation, gain on disposal of bus business and deferred income taxes) provided $199,624 of operating cash in fiscal 2014 compared to $184,239 in fiscal 2013. The $199,624 of operating cash provided in fiscal 2014 was offset to a greater extent by increased working capital needs due to the growth in our sales, backlog and production levels.

Investing Activities

Net cash provided by investing activities for fiscal 2014 was $2,928, primarily due to $105,043 in cash consideration received from the sale of the bus business, $8,699 in proceeds from the disposition of property, plant and equipment and $6,425 in proceeds received on notes receivable, mostly offset by $16,769, $16,914 and $52,409 of net cash consideration paid for the towable recreational vehicle acquisitions of the assets of Livin’ Lite and Bison and the stock of KZ, respectively, and capital expenditures of $30,406. The capital expenditures of $30,406 included approximately $24,700 for land, building and office additions and software system enhancements, with the remainder primarily to replace machinery and equipment used in the ordinary course of business.

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

Financing Activities

Net cash used in financing activities of $99,454 for fiscal 2014 was primarily for cash dividend payments. The Company paid a regular quarterly $0.23 per share dividend in each of the four quarters of fiscal 2014 and a special $1.00 per share dividend in November 2013, the combination of which totaled $102,314. The Company increased its previous regular quarterly dividend of $0.18 per share to $0.23 per share in October 2013. In October 2012, the Company increased its previous regular quarterly dividend of $0.15 per share to $0.18 per share.

Net cash used in financing activities of $113,111 for fiscal 2013 was primarily for cash dividend payments of $117,687.

The Company considered the special $1.00 per share dividend in fiscal 2014 and the special $1.50 per share dividend in fiscal 2013 to be prudent uses of its cash and does not believe future liquidity will be negatively impacted.

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

Impairment of Goodwill, Intangible and Long-Lived Assets

Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. We utilize a two-step quantitative assessment to test for impairment. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Should a triggering event be deemed to occur, and for each of the annual, quantitative goodwill impairment assessments, management is required to estimate the expected net cash flows to be realized over the life of the asset and/or the asset’s fair value. Fair values are often determined by a discounted cash flow model, although we also use a market approach in determining fair values when appropriate. These estimates are also subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions, discount rates and comparable companies. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engages an independent valuation firm in many cases to assist in its impairment assessments.

See Note 3 and Note 7 to the Consolidated Financial Statements for discussion of certain goodwill, intangible and long-lived asset impairment charges.

As of July 31, 2014, the Company has six continuing individual reporting units that carry goodwill. One reporting unit carries 48% of our consolidated goodwill of $256,579 and a second reporting unit carries another 37% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 289% and 88%, respectively, as of our April 30, 2014 assessment.

Insurance Reserves

Generally, we are self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including an estimate for those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $1,000 to $7,500 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after March 31, 2014 is subject to the $1,000 SIR. We have established a liability on our balance sheet for such occurrences based on historical data, known cases and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Product Warranty

We generally provide retail customers of our products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

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

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, voluntary settlements and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. Companies must assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. We have evaluated the realizability of our deferred tax assets on our Consolidated Balance Sheets which includes the assessment of the cumulative income over recent prior periods.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2014 are summarized in the following charts. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	After 5 Years
Operating leases	$2,406	$982	$1,171	$253	$–
Unrecognized income tax benefits (1)	1,667	1,667	–	–	–

Total contractual cash obligations	$4,073	$2,649	$1,171	$253	$–

(1)  We have included in unrecognized income tax benefits $1,667 for payments expected to be made in fiscal 2015. Unrecognized income tax benefits in the amount of $23,689 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$1,226,650	$659,660	$566,990	$–	$–

(1)

The standby repurchase obligations generally extend up to eighteen months from the date of sales of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2014 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve month period.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
	October 31	January 31	April 30	July 31
Fiscal 2014
Net sales	$799,963	$635,330	$1,046,823	$1,043,340
Gross profit from continuing operations	105,183	70,327	142,080	152,806
Net income from continuing operations	36,394	17,218	55,125	66,779
Net income	41,108	16,192	55,122	66,580

Earnings per common share from continuing operations: (1)
Basic	0.68	0.32	1.03	1.25
Diluted	0.68	0.32	1.03	1.25

Earnings per common share: (1)
Basic	0.77	0.30	1.03	1.25
Diluted	0.77	0.30	1.03	1.25

Dividends paid per common share	0.23	1.23	0.23	0.23

Market prices per common share
High	$59.94	$57.51	$64.71	$61.82
Low	$49.28	$50.92	$48.24	$52.24

	Quarter Ended
	October 31	January 31	April 30 (2)	July 31 (3)
Fiscal 2013
Net sales	$761,424	$636,605	$929,765	$914,001
Gross profit from continuing operations	92,303	67,518	124,559	140,159
Net income from continuing operations	28,749	19,019	48,713	55,195
Net income	30,988	19,896	43,757	58,221

Earnings per common share from continuing operations: (1)
Basic	0.54	0.36	0.92	1.04
Diluted	0.54	0.36	0.92	1.04

Earnings per common share: (1)
Basic	0.59	0.38	0.83	1.10
Diluted	0.58	0.37	0.82	1.09

Dividends paid per common share	0.18	1.68	0.18	0.18

Market prices per common share
High	$38.93	$45.75	$42.67	$55.77
Low	$26.93	$35.77	$34.51	$36.40

(1)

Earnings per common share are computed independently for each of the quarters presented. The summation of quarterly amounts does not necessarily equal the total earnings per common share reported for the year. This is due to changes in the weighted average shares outstanding during the year.

(2)	Includes non-cash goodwill and intangible asset impairments of $6,810 and $4,715, respectively, associated with a subsidiary in our discontinued bus business.

(3)	Includes a non-cash long-lived asset impairment of $2,000 associated with a subsidiary in our towable segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITE M 9A. CONTROLS AND PROCEDURES

Part A – Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2014 using the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria. As permitted by SEC guidance, management excluded from its assessment the operations of KZ, which was acquired on May 1, 2014 and which accounted for approximately 5% of consolidated total assets and 2% of consolidated net sales as of and for the year ended July 31, 2014.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at KZ, which was acquired on May 1, 2014 and whose financial statements constitute approximately 5% of consolidated total assets and 2% of consolidated net sales as of and for the year ended July 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at KZ.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2014 and our report dated September 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September  25, 2014

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2014, no executive officer of the Company or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2014 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Plan”), the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	217,073	(1)	$0.65	(2)	1,586,224 (3)
Equity compensation plans not approved by security holders	–		–		` –

Total	217,073		$0.65	(2)	1,586,224

(1)

Represents shares underlying stock options and restricted stock units granted pursuant to the 2010 Plan, the 2006 Plan and the 1999 Plan. The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)

Restricted stock units of 212,073 do not have an exercise price and therefore significantly reduce the weighted average exercise price of the total securities listed in column (a). The 5,000 stock options included in column (a) have a weighted average exercise price of $28.23.

(3)	Represents shares remaining available for future issuance pursuant to the 2010 Plan and the 2006 Plan.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements

(a)  (2) Financial Statement Schedules

All financial statement schedules have been omitted since the required information is either not applicable or is included in the consolidated financial statements and notes thereto included in this Form 10-K.

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
10.31

Stipulation of Settlement, executed on April 13, 2012 by the Company, in the case of In Re: FEMA Trailer Formaldehyde Product Liability Litigation, MDL No. 1873, before the United States District Court, Eastern District of Louisiana (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2012)

10.32

Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement of Robert W. Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 7, 2012)

10.33

Letter of Understanding concerning Richard E. Riegel, III’s resignation and consulting arrangement with the company, dated
August 17, 2012 and acknowledged August 20, 2012 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on
Form 8-K dated August 21, 2012)

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

10.40	Copy of consultant agreement to be signed by the Company and Mr. Romeo (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 10, 2013)
10.41

Stock Purchase Agreement, dated April 16, 2014, by and among Thor Industries, Inc. and Daryl E. Zook, Trista E. Nunemaker, Tonja Zook-Nicholas, The Daryl E. Zook GST Exempt Lifetime Trust or its assignee, and The Daryl E. Zook GST Non-Exempt Lifetime Trust or its assignee (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form

10-Q for the quarterly period ended April 30, 2014)

14.1	Thor Industries, Inc. Business Ethics Policy (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010)
21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP, dated September 25, 2014*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 25, 2014 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin

Robert W. Martin
Director, Chief Executive Officer and President
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 25, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, Chief Executive Officer and President		Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Peter B. Orthwein	(Signed)	/s/ James L. Ziemer
	Peter B. Orthwein		James L. Ziemer
	Executive Chairman of the Board		Director

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Jan H. Suwinski
	Andrew E. Graves		Jan H. Suwinski
	Director		Director

(Signed)	/s/ Geoffrey A. Thompson	(Signed)	/s/ Alan Siegel
	Geoffrey A. Thompson		Alan Siegel
	Director		Director

(Signed)	/s/ J. Allen Kosowsky	(Signed)	/s/ Wilson R. Jones
	J. Allen Kosowsky		Wilson R. Jones
	Director		Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 25, 2014

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2014 and 2013

(amounts in thousands except share and per share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$289,336	$236,601
Accounts receivable, trade, less allowance for doubtful accounts — $348 in 2014 and $157 in 2013	264,927	230,852
Accounts receivable, other	14,866	15,527
Inventories	216,354	153,036
Notes receivable	1,429	6,426
Prepaid expenses and other	5,740	5,238
Deferred income taxes	51,397	46,518
Assets of discontinued operations	–	136,506

Total current assets	844,049	830,704

Property, plant and equipment, net	169,862	143,809

Other assets:
Goodwill	256,579	238,103
Amortizable intangible assets	119,783	97,753
Long-term notes receivable	8,992	9,766
Other	9,453	8,133

Total other assets	394,807	353,755

Total Assets	$1,408,718	$1,328,268

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164,619	$135,040
Accrued liabilities:
Compensation and related items	43,888	47,496
Product warranties	94,938	84,250
Income and other taxes	18,468	21,350
Promotions and rebates	17,474	12,580
Product, property and related liabilities	12,928	10,642
Other	18,400	15,207
Liabilities of discontinued operations	–	35,107

Total current liabilities	370,715	361,672

Unrecognized tax benefits	23,689	41,219
Deferred income taxes, net	19,388	18,560
Other liabilities	17,229	14,203

Total long-term liabilities	60,306	73,982

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 62,210,429 shares in 2014 and 62,045,264 shares in 2013	6,221	6,205
Additional paid-in capital	208,501	198,838
Retained earnings	1,030,428	953,740
Accumulated other comprehensive loss—unrealized loss on available-for-sale investments	–	(22)
Less treasury shares of 8,880,877 in 2014 and 8,858,280 in 2013, at cost	(267,453)	(266,147)

Total stockholders’ equity	977,697	892,614

Total Liabilities and Stockholders’ Equity	$1,408,718	$1,328,268

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2014, 2013 and 2012

(amounts in thousands, except per share data)

	2014	2013	2012
Net sales	$3,525,456	$3,241,795	$2,639,798
Cost of products sold	3,055,060	2,817,256	2,320,268

Gross profit	470,396	424,539	319,530
Selling, general and administrative expenses	208,712	194,650	148,260
Impairment charges	710	2,000	–
Amortization of intangible assets	12,920	10,460	10,651
Interest income	1,577	2,628	3,744
Interest expense	10	6	47
Other income, net	3,198	1,921	1,072

Income from continuing operations before income taxes	252,819	221,972	165,388
Income taxes	77,303	70,296	53,953

Net income from continuing operations	175,516	151,676	111,435
Income from discontinued operations, net of income taxes	3,486	1,186	10,304

Net income	$179,002	$152,862	$121,739

Earnings per common share from continuing operations:
Basic	$3.29	$2.86	$2.07
Diluted	$3.29	$2.86	$2.07

Earnings per common share from discontinued operations:
Basic	$0.07	$0.02	$0.19
Diluted	$0.06	$0.02	$0.19

Earnings per common share:
Basic	$3.36	$2.88	$2.26
Diluted	$3.35	$2.88	$2.26

Net income	$179,002	$152,862	$121,739
Unrealized appreciation on investments, net of tax effects of $12, $23 and $6	22	38	7

Comprehensive income	$179,024	$152,900	$121,746

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2014, 2013 and 2012

(amounts in thousands, except share and per share data)

					Additional Paid-in	Retained	Accumulated Other Comprehensive
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)
July 31, 2011	5,857,339	$(189,104)	61,697,349	$6,170	$190,127	$829,148	$(67)

Net income	–	–	–	–	–	121,739	–
Shares purchased	3,000,000	(77,000)	–	–	–	–	–
Stock option and restricted stock activity	–	–	80,500	8	1,433	–	–
Cash dividends - $.60 per common share	–	–	–	–	–	(32,322)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	7
Stock compensation expense	–	–	–	–	688	–	–

July 31, 2012	8,857,339	(266,104)	61,777,849	6,178	192,248	918,565	(60)

Net income	–	–	–	–	–	152,862	–
Stock option and restricted stock activity	941	(43)	203,951	21	5,783	–	–
Special dividend - $1.50 per common share	–	–	–	–	–	(79,525)	–
Cash dividends - $0.72 per common share	–	–	–	–	–	(38,162)	–
Cashless exercises of stock options	–	–	63,464	6	(2,009)	–	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	38
Stock compensation expense	–	–	–	–	2,816	–	–

July 31, 2013	8,858,280	(266,147)	62,045,264	6,205	198,838	953,740	(22)

Net income	–	–	–	–	–	179,002	–
Stock option and restricted stock activity	1,831	(101)	101,313	10	3,674	–	–
Restricted stock unit activity	20,766	(1,205)	63,852	6	758	–	–
Special dividend - $1.00 per common share	–	–	–	–	–	(53,290)	–
Cash dividends - $0.92 per common share	–	–	–	–	–	(49,024)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	22
Stock compensation expense	–	–	–	–	5,231	–	–

July 31, 2014	8,880,877	$(267,453)	62,210,429	$6,221	$208,501	$1,030,428	$–

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended July 31, 2014, 2013 and 2012

(amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$179,002	$152,862	$121,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,850	13,950	13,843
Amortization of intangibles	12,984	11,037	11,135
Impairment charges	710	13,525	–
Deferred income tax benefit	(2,177)	(9,904)	(3,442)
Gain on disposal of bus business	(7,079)	–	–
Gain on disposition of property, plant & equipment	(1,897)	(47)	(209)
Stock-based compensation	5,231	2,816	688
Excess tax benefits from stock-based awards	(960)	(740)	(101)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	(9,448)	(46,615)	(62,592)
Inventories	(44,774)	(37,037)	(1,585)
Notes receivable	–	–	7,062
Prepaid expenses and other assets	(2,183)	(1,127)	(1,181)
Accounts payable	13,647	15,449	23,435
Accrued liabilities	7,706	32,318	8,185
Long-term liabilities and other	(14,351)	(1,421)	1,864

Net cash provided by operating activities	149,261	145,066	118,841

Cash flows from investing activities:
Purchases of property, plant & equipment	(30,406)	(24,305)	(10,063)
Proceeds from dispositions of property, plant & equipment	8,699	361	629
Proceeds from dispositions of investments	700	800	650
Proceeds from notes receivable	6,425	7,000	500
Proceeds from sale of bus business	105,043	–	–
Acquisitions, net of cash acquired	(86,092)	(10,718)	(170)
Proceeds from disposition of ambulance net assets	–	12,051	–
Other	(1,441)	815	600

Net cash provided by (used in) investing activities	2,928	(13,996)	(7,854)

Cash flows from financing activities:
Cash dividends	(49,024)	(38,162)	(32,322)
Special cash dividends	(53,290)	(79,525)	–
Purchase of treasury stock	–	–	(77,000)
Shares repurchased related to cashless exercise of stock options	–	(2,009)	–
Payments related to vesting of stock-based awards	(1,306)	–	–
Excess tax benefits from stock-based awards	960	740	101
Proceeds from issuance of common stock	3,206	5,845	1,441

Net cash used in financing activities	(99,454)	(113,111)	(107,780)

Net increase in cash and cash equivalents	52,735	17,959	3,207
Cash and cash equivalents, beginning of year	236,601	218,642	215,435

Cash and cash equivalents, end of year	$289,336	$236,601	$218,642

Supplemental cash flow information:
Income taxes paid	$97,561	$75,561	$61,549
Interest paid	$134	$411	$560

Non-cash transactions:
Capital expenditures in accounts payable	$768	$736	$851

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2014, 2013 and 2012

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

The Company’s core ongoing business activities are comprised of two distinct operations, which include the design, manufacture and sale of motorized recreational vehicles and towable recreational vehicles. Accordingly, the Company has presented segmented financial information for these two segments in Note 4 to the Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for a description of the Company’s bus operations which were sold as of October 20, 2013. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Company’s continuing recreational vehicle operations.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2014 and 2013, cash and cash equivalents of $279,511 and $217,965, respectively, were held by one financial institution. The remaining $9,825 and $18,636 at July 31, 2014 and 2013, respectively, were held at various other financial institutions.

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

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements – 10 to 39 years

Machinery and equipment – 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $2,542, $2,783 and $2,713 in fiscal 2014, 2013 and 2012, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Intangible Assets – Intangible assets consist of goodwill, trademarks, dealer networks, design technology assets and non-compete agreements. Trademarks are being amortized on a straight-line basis over 20 to 25 years. Dealer networks are amortized on an accelerated basis up to 12 years, and design technology assets and non-compete agreements are amortized using the straight-line method over 2 to 15 years. Goodwill is not amortized but is tested at least annually for impairment. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis at April 30, or more frequently if events or circumstances indicate a potential impairment.

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

Product Warranties – Estimated warranty costs are provided at the time of sale of the related products. Warranty reserves are reviewed and adjusted as necessary on at least a quarterly basis.

Allowance for Doubtful Accounts – The allowance for doubtful accounts represents management’s estimate of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account information.

A summary of allowance for doubtful accounts activity is as follows:

	2014	2013	2012
Beginning balance	$157	$527	$549
Net charged to expense	63	(47)	32
Write-offs net of recoveries/payments	(72)	(130)	(54)
Acquisitions	200	–	–
Discontinued operations reclassification	–	(193)	–

Ending balance	$348	$157	$527

Insurance Reserves – Generally, the Company is self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. The Company has a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $1,000 to $7,500 per occurrence, depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after March 31, 2014 is subject to the $1,000 SIR. The Company has established a liability on our balance sheet for product liability and personal injury occurrences based on historical data, known cases and actuarial information. Currently, the Company maintains excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all our self-insured positions for products liability and personal injury matters.

Revenue Recognition – Revenues from the sale of recreational vehicles are recorded primarily when all of the following conditions have been met:

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

At the time of revenue recognition, amounts billed to dealers for delivery of product are recognized as revenue and the corresponding delivery expense charged to costs of products sold.

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows and are expensed as incurred, were $9,492, $8,794 and $6,989 in fiscal 2014, 2013 and 2012, respectively.

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, voluntary settlements and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Significant judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and the valuation allowance recorded against the Company’s deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. Companies must assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. The Company has evaluated the realizability of our deferred tax assets on our Consolidated Balance Sheets which includes the assessment of the cumulative income over recent prior periods.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options and unvested restricted stock and restricted stock units as follows:

	2014	2013	2012
Weighted average shares outstanding for basic earnings per share	53,270,076	53,005,576	53,845,697
Stock options and unvested restricted stock and restricted stock units	91,614	109,972	54,151

Weighted average shares outstanding assuming dilution	53,361,690	53,115,548	53,899,848

The Company excludes stock options and unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At July 31, 2014, 2013 and 2012, the Company had stock options and unvested restricted stock and restricted stock units outstanding of 0, 0, and 412,000, respectively, that were excluded from this calculation as their effect would be antidilutive.

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 606).” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For the Company, ASU 2014-08 is effective for disposals (or classifications as held for sale) of components that first occur after July 31, 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The impact to the Company will depend on future disposals.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after January 1, 2017, and is therefore effective for the Company in its fiscal year 2018 beginning on August 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

2.  ACQUISITIONS

K.Z., Inc.

On May 1, 2014, the Company closed on a Stock Purchase Agreement (“KZ SPA”) for the acquisition of all the outstanding capital stock of towable recreational vehicle manufacturer K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustment, which was funded entirely from the Company’s cash on hand. The final purchase price adjustment of $2,915, which is included in accounts payable in the July 31, 2014 Consolidated Balance Sheet, was based on a final determination of actual net working capital as of the May 1, 2014 closing date and was paid during the first quarter of fiscal 2015. In connection with the KZ SPA, the $53,405 of initial cash consideration was deposited in an escrow account on the April 16, 2014 KZ SPA signing date and was subsequently disbursed on the May 1, 2014 closing date. KZ will continue to operate as an independent operation in the same manner as the Company’s existing recreational vehicle subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

The following table summarizes the fair values assigned to the KZ net assets acquired, which are based on internal and independent external valuations:

Cash	$996
Other current assets	34,121
Property, plant and equipment	15,057
Dealer network	13,160
Trademarks	5,540
Non-compete agreements	450
Backlog	420
Goodwill	2,703
Current liabilities	(16,127)

Total fair value of net assets acquired	56,320
Less cash acquired	(996)

Total cash consideration for acquisition, less cash acquired	$55,324

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.9 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 20 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method and will be amortized on a straight line basis over 5 years and 2 months, respectively. Goodwill is deductible for tax purposes.

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

The following table summarizes the fair values assigned to the Bison net assets acquired, which are based on internal and independent external valuations:

Current assets	$4,050
Property, plant and equipment	625
Dealer network	7,400
Trademarks	1,800
Backlog	140
Goodwill	6,660
Current liabilities	(3,761)

Total fair value of net assets acquired	$16,914

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.3 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight line basis over 6 weeks. Goodwill is deductible for tax purposes.

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

The following table summarizes the fair values assigned to the Livin’ Lite net assets acquired, which are based on internal and independent external valuations:

Cash	$247
Other current assets	3,626
Property, plant and equipment	137
Dealer network	3,200
Trademarks	1,500
Design technology assets	1,100
Non-compete agreements	130
Backlog	110
Goodwill	9,113
Current liabilities	(2,147)

Total fair value of net assets acquired	17,016
Less cash acquired	(247)

Total cash paid for acquisition, less cash acquired	$16,769

On the acquisition date, amortizable intangible assets had a weighted average useful life of 10.2 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 8 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 5 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method and will be amortized on a straight line basis over 2 years and 6 weeks, respectively. Goodwill is deductible for tax purposes.

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

3.  DISCONTINUED OPERATIONS

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“ASV SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets sold from April 30, 2013 to the closing date. The Company’s bus business, which manufactured and sold transit and shuttle buses, included the operations of Champion Bus Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National (California), Inc. and ElDorado National (Kansas), Inc. This divestiture will allow the Company to focus on the strategic development and growth of its core recreational vehicle business.

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

The Company has recorded a pre-tax gain of $7,079 as a result of the sale. The results of operations for the bus business, including the gain on the sale of the bus business, have been reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

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

The non-cash impairment charges for amortizable intangible assets and goodwill discussed above totaled $11,525 for the third quarter of fiscal 2013 and are included in discontinued operations in the Consolidated Statements of Income and Comprehensive Income.

The asset fair values utilized in the impairment assessments described above were determined using Level 3 inputs as defined by ASC 820.

On April 30, 2013, the Company sold the assets held and used in the conduct of its ambulance product line (excluding the plant utilized in ambulance production and certain other excluded assets) for a final price of $12,051. There was no gain or loss recognized on the sale. Discontinued operations for fiscal 2013 and 2012 include the results of the ambulance product line.

The following table summarizes the results of discontinued operations:

	2014	2013	2012
Net sales	$83,903	$448,385	$444,862

Operating income (loss) of discontinued operations	$(5,735)	$12,080	$15,303
Pre-tax gain on disposal of discontinued business	7,079	–	–
Impairment charges	–	11,525	–

Income before income taxes	1,344	555	15,303
Income tax benefit (expense)	2,142	631	(4,999)

Income from discontinued operations, net of taxes	$3,486	$1,186	$10,304

Operating income (loss) of discontinued operations during fiscal 2014 reflects expenses incurred directly related to the former bus operations, including expenses related to liabilities retained by the Company under the ASV SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

As a result of the sale of the bus business, and in accordance with the ASV SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. As a result, the Company eliminated the reserves associated with certain uncertain tax positions resulting in a net tax benefit of $1,883 which is reflected within discontinued operations for fiscal 2014. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for these uncertain tax positions but does not expect future losses under this guarantee to be material. The effective tax rate of discontinued operations for fiscal 2014 was favorably impacted primarily by tax return to provision adjustments and the settlement of certain uncertain tax benefits.

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

In accordance with the ASV SPA, the Company will retain the costs and liabilities associated with the bus business product liability and worker’s compensation claims for any occurrence prior to the closing date of the sale. Therefore, these reserves, and any related ongoing legal fees, were not included in the liabilities of discontinued operations on the Consolidated Balance Sheet as of July 31, 2013.

4.   BUSINESS SEGMENTS

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towables recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), CrossRoads, Keystone (including Dutchmen, which was merged into Keystone during the second quarter of fiscal 2014), Heartland, Livin’ Lite, Bison and KZ. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable segment, and the Corporate assets primarily consist of cash and cash equivalents and deferred income tax assets.

	2014	2013	2012
Net sales:
Recreational vehicles
Towables	$2,721,625	$2,650,253	$2,285,863
Motorized	803,831	591,542	353,935

Total	$3,525,456	$3,241,795	$2,639,798

F-12

	2014	2013	2012
Income (loss) from continuing operations before income taxes:
Recreational vehicles
Towables	$221,123	$205,724	$158,973
Motorized	57,277	43,907	18,469

Total recreational vehicles	278,400	249,631	177,442
Corporate	(25,581)	(27,659)	(12,054)

Total	$252,819	$221,972	$165,388

Total assets:
Recreational vehicles
Towables	$868,017	$759,658	$734,439
Motorized	170,251	126,123	82,904

Total recreational vehicles	1,038,268	885,781	817,343
Corporate	370,450	305,981	282,387
Bus	–	–	143,324
Assets of discontinued operations	–	136,506	–

Total	$1,408,718	$1,328,268	$1,243,054

Depreciation and amortization expense:
Recreational vehicles
Towables	$22,192	$19,888	$20,010
Motorized	2,359	2,040	2,122

Total recreational vehicles	24,551	21,928	22,132
Corporate	724	322	309
Discontinued operations	559	2,737	2,537

Total	$25,834	$24,987	$24,978

Capital acquisitions:
Recreational vehicles
Towables	$16,914	$13,954	$8,830
Motorized	5,942	1,673	798

Total recreational vehicles	22,856	15,627	9,628
Corporate	7,519	8,143	43
Discontinued operations	63	420	771

Total	$30,438	$24,190	$10,442

Export sales, primarily to Canada, from the Company’s continuing U.S. operations were $521,818, $537,374 and $456,073 in fiscal 2014, 2013 and 2012, respectively.

5.   INVENTORIES

Major classifications of inventories are:

	July 31,
	2014	2013
Finished products	$27,424	$9,888
Work in process	49,537	36,188
Raw materials	122,150	99,154
Chassis	45,231	34,108

Subtotal	244,342	179,338
Excess of FIFO costs over LIFO costs	(27,988)	(26,302)

Total inventories	$216,354	$153,036

Of the $244,342 and $179,338 of inventory at July 31, 2014 and 2013, all but $36,096 and $15,335, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $36,096 and $15,335 of inventory were valued on a first-in, first-out method.

The Company’s reserves for inventory obsolescence were $2,057 at July 31, 2014 and $2,393 at July 31, 2013.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	July 31,
	2014	2013
Land	$21,592	$20,885
Buildings and improvements	175,611	150,628
Machinery and equipment	76,298	73,478

Total cost	273,501	244,991
Less accumulated depreciation	(103,639)	(101,182)

Net property, plant and equipment	$169,862	$143,809

The Company sold land and buildings and improvements related to a towable RV facility located in the western United States in the fourth quarter of fiscal 2014. The sale resulted in net cash proceeds of $7,352 and a gain on the sale of $1,888, which is included in other income, net in the Consolidated Statements of Income and Comprehensive Income. RV production from this facility was previously consolidated into another Company complex in the same region.

During the first quarter of fiscal 2014, the Company determined it was more likely than not that certain long-lived assets, consisting of certain RV facilities, would be sold or altered before the end of their previously estimated useful life. Therefore, the Company performed impairment assessments over these facilities using Level 3 inputs as defined by ASC 820 to determine whether an impairment existed. As a result of these assessments, a non-cash impairment charge of $710 was recognized in the quarter ended October 31, 2013.

During the fourth quarter of fiscal 2013, the Company determined it was more likely than not that certain RV facilities would be sold before the end of their previously estimated useful life and therefore, performed impairment assessments over these facilities using Level 3 inputs as defined by ASC 820 to determine whether an impairment existed. As a result, a non-cash impairment charge of $2,000 was recognized in the quarter ended July 31, 2013.

7.   INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2014		July 31, 2013
	Weighted Average Years Remaining Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$90,760	$27,102	$67,000	$19,121
Non-compete agreements	2	4,710	3,283	4,130	2,375
Trademarks	21	43,882	5,479	35,042	3,843
Design technology and other intangibles	10	23,070	6,775	21,300	4,380

Total amortizable intangible assets		$162,422	$42,639	$127,472	$29,719

Aggregate amortization expense for amortizable intangibles for all operations for the fiscal years ended July 31, 2014, 2013 and 2012 was $12,984, $11,037 and $11,135, respectively, including $12,920, $10,460 and $10,651, respectively, for continuing operations. The dealer networks are primarily being amortized on an accelerated basis. Non-compete agreements, trademarks and other intangibles are amortized on a straight-line basis. The increase in amortizable intangible assets in fiscal 2014 is due to the acquisitions of Livin’ Lite, Bison and KZ as more fully described in Note 2 to the Consolidated Financial Statements.

Estimated Amortization Expense:

For the fiscal year ending July 31, 2015	$14,452
For the fiscal year ending July 31, 2016	13,213
For the fiscal year ending July 31, 2017	12,399
For the fiscal year ending July 31, 2018	11,650
For the fiscal year ending July 31, 2019	10,661
For the fiscal year ending July 31, 2020 and thereafter	57,408

$119,783

See Note 3 to the Consolidated Financial Statements for discussion of goodwill and other intangibles asset impairment charges recognized related to discontinued operations.

For the annual goodwill impairment test at April 30, 2014, 2013 and 2012, management engaged an independent valuation firm to assist in its impairment assessment reviews. The fair value of each of the Company’s reporting units for purposes of goodwill testing, based on Level 3 inputs as defined by ASC 820, was determined by employing a discounted cash flow methodology, and, when appropriate, a market approach. As a result of the April 30, 2014, 2013 and 2012 annual impairment assessments, no impairment of goodwill was identified.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2014 and 2013 are summarized as follows:

	Towables	Motorized	Bus	Total
Balance at July 31, 2012:
Goodwill	$238,103	$17,252	$7,106	$262,461
Accumulated impairment charges	–	(17,252)	–	(17,252)

Net balance at July 31, 2012	238,103	–	7,106	245,209

Fiscal year 13 activity:
Goodwill acquired – Bus	–	–	5,263	5,263
Impairment charges – discontinued operations	–	–	(6,810)	(6,810)
Discontinued operations reclassification	–	–	(5,559)	(5,559)

Net balance as of July 31, 2013:	$238,103	$–	$–	$238,103

Fiscal year 14 activity:
Goodwill acquired – Towables	18,476	–	–	18,476

Net balance as of July 31, 2014	$256,579	$–	$–	$256,579

The components of the net balance as of July 31, 2014 are summarized as follows:

	Towables	Motorized	Total
Goodwill	$256,579	$17,252	$273,831
Accumulated impairment charges	–	(17,252)	(17,252)

Net balance as of July 31, 2014:	$256,579	$–	$256,579

8.   CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for 17%, 17% and 14% of the Company’s continuing consolidated net sales for fiscal 2014, 2013 and 2012, respectively. This dealer also accounted for 21% of the Company’s continuing consolidated trade accounts receivable at July 31, 2014 and 24% at July 31, 2013. The loss of this dealer could have a significant effect on the Company’s business.

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

Under the terms of the second agreement, the January 2009 Loan Borrowers agreed to use the loan proceeds to make an equity contribution to FreedomRoads Holding to be used to purchase the Company’s products. As a result, principal payments received under the second agreement are classified as operating activities in the Consolidated Statements of Cash Flows.

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $7,400 of original principal is outstanding as of July 31, 2014 with the final payment due on August 30, 2015. All related payments of principal and interest due to date have been paid in full.

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

The only Company assets or liabilities carried at fair value in the financial statements are its investments in auction rate securities (“ARS”) which were liquidated in October 2013, (measured with Level 3 inputs), and other securities, primarily in mutual funds, held for the benefit of certain employees of the Company as part of a deferred compensation plan (measured with Level 1 inputs). ARS balances of $0 and $666 and deferred compensation plan asset balances of $8,973 and $7,000 (excluding $3,407 related to discontinued operations) were recorded as of July 31, 2014 and 2013, respectively, as components of other long-term assets in the Consolidated Balance Sheets. An equal and offsetting accrued long-term liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both reflected in the Consolidated Statements of Income and Comprehensive Income.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3 financial assets):

	2014	2013
Beginning balance	$666	$1,405
Net change in other comprehensive income	34	61
Sales	(700)	(800)

Ending balance	$–	$666

11.  PRODUCT WARRANTY

The Company generally provides retail customers of its products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Management believes that the warranty liabilities are adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

	2014	2013	2012
Beginning balance	$84,250	$73,280	$66,054
Provision	92,809	93,374	74,491
Payments	(87,402)	(78,513)	(67,265)
Acquisitions	5,281	–	–
Discontinued operations reclassification	–	(3,891)	–

Ending balance	$94,938	$84,250	$73,280

12.   INCOME TAXES

The components of the provision (benefit) for income taxes from continuing operations are as follows:

Income Taxes:	2014	2013	2012
Federal	$83,374	$74,610	$52,665
State and local	(1,383)	4,187	4,250

Total current expense (benefit)	81,991	78,797	56,915

Federal	(3,805)	(7,712)	(2,888)
State and local	(883)	(789)	(74)

Total deferred expense (benefit)	(4,688)	(8,501)	(2,962)

Total income tax expense	$77,303	$70,296	$53,953

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	2014	2013	2012
Provision at federal statutory rate	$88,487	$77,691	$57,886
State and local income taxes, net of federal benefit	3,748	2,815	846
Federal income tax credits and incentives	(772)	(2,468)	(831)
Domestic production activities deduction	(7,947)	(7,303)	(5,145)
Change in uncertain tax positions	(6,631)	(718)	1,879
Executive compensation limitation	–	–	38
Change in current tax payable and deferred tax liabilities	125	13	(1,018)
Other permanent items	293	266	298

Total income tax expense	$77,303	$70,296	$53,953

A summary of deferred income taxes is as follows:	July 31,
	2014	2013
Current deferred tax asset (liability):
Inventory basis	$(183)	$(314)
Employee benefits	2,543	2,215
Self-insurance reserves	10,139	8,333
Accrued product warranties	33,629	30,802
Accrued incentives	3,553	2,672
Sales returns and allowances	1,419	1,381
Accrued expenses	1,523	2,145
Unrecognized tax benefits	614	984
Other	(1,840)	(1,700)

Total net current deferred tax asset	$51,397	$46,518

Long-term deferred tax asset (liability):
Property basis	(983)	(2,007)
Investments	–	(121)
Deferred compensation	4,811	3,349
Tax credit carry forward	790	547
Intangibles	(31,681)	(33,464)
Unrecognized tax benefits	7,675	13,136

Total net long-term deferred tax asset (liability)	(19,388)	(18,560)

Net deferred tax asset	$32,009	$27,958

As of July 31, 2014, the Company has $1,873 of state tax credit carry forwards that expire from fiscal 2022-2024 which the Company expects to realize prior to expiration. In addition, the Company has approximately $56,000 of gross state tax Net Operating Loss (“NOL”) carry forwards that expire from fiscal 2015-2034 that the Company does not expect to realize and therefore has been fully reserved. The deferred tax asset of $1,301 associated with the state tax NOL carry forwards and the related equal and offsetting valuation allowance are not reflected in the table above.

Unrecognized Tax Benefits:

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $13,679 for 2014, $21,765 for 2013, and $22,454 for 2012.

Changes in the unrecognized tax benefit during fiscal year 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Beginning balance	$32,733	$33,900	$32,174
Tax positions related to prior years:
Additions	9	436	562
Reductions	(9,281)	(113)	(284)
Tax positions related to current year:
Additions	3,804	5,348	3,995
Settlements	(5,002)	(5,593)	(1,364)
Lapses in statute of limitations	(1,450)	(1,245)	(1,183)

Ending balance	$20,813	$32,733	$33,900

The reductions to the tax positions related to prior years of $9,281 includes $1,378 of uncertain tax positions that were eliminated as a result of the sale of the bus business. See Note 3 to the Consolidated Financial Statements for further information.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits are not included in the schedule above. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2014, July 31, 2013, and July 31, 2012 were $5,200, $11,671, and $13,265, respectively. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2014, July 31, 2013, and July 31, 2012 were $(3,418), $(932) and $503, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2014	2013	2012
Unrecognized tax benefits	$20,813	$32,733	$33,900
Reduction to unrecognized tax benefits for tax credit carry forward	(657)	(440)	–
Accrued interest and penalties	5,200	11,671	13,265

Total unrecognized tax benefits	$25,356	$43,964	$47,165

Short-term, included in “Income and other taxes”	$1,667	$2,745	$2,649
Long-term unrecognized tax benefits	23,689	41,219	44,516

Total unrecognized tax benefits	$25,356	$43,964	$47,165

The Company anticipates a decrease of approximately $2,560 in unrecognized tax benefits, $381 in interest and $4 in penalties during fiscal 2015 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $100 and $3,100 and related accrued interest and penalties may decrease between $150 and $2,500. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ materially from these estimates.

Generally, fiscal years 2012 and 2013 remain open for federal income tax purposes and fiscal years 2011, 2012 and 2013 remain open for state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. During fiscal year 2014, the Company finalized its IRS audit for fiscal year 2011 and finalized its California audit for fiscal years 2007 and 2008. There were no tax assessments related to the completion of the IRS audit and the Company paid approximately $1,900 to finalize the state of California audit. The Company is currently being audited by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010, the state of Illinois for tax years ended July 31, 2011 and 2012 and by the state of Oregon for tax years ended July 31, 2011, 2012 and 2013. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Indiana, Illinois and Oregon income tax returns in its liability for unrecognized tax benefits.

13.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase activity related to dealer terminations in certain states has been insignificant in relation to our repurchase obligation with financial institutions.

The Company’s total commercial commitment under standby repurchase obligations on dealer inventory financing at July 31, 2014 is $1,226,650. The commitment term is primarily up to eighteen months.

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

This deferred amount is included in the repurchase and guarantee reserve balances of $3,948 and $3,778 as of July 31, 2014 and July 31, 2013, respectively, which are included in other current liabilities in the Consolidated Balance Sheets.

The table below reflects losses incurred under repurchase agreements for the past three fiscal years. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	2014	2013	2012
Cost of units repurchased	$1,386	$6,926	$2,881
Realization of units resold	1,098	6,020	2,521

Losses due to repurchase	$288	$906	$360

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

14.   LEASES

The Company has operating leases principally for land, buildings and equipment. Future minimum rental payments required under these operating leases as of July 31, 2014 are as follows:

For the fiscal year ending July 31, 2015	$982
For the fiscal year ending July 31, 2016	711
For the fiscal year ending July 31, 2017	460
For the fiscal year ending July 31, 2018	248
For the fiscal year ending July 31, 2019	5

$2,406

Rent expense was $1,700 in fiscal 2014, $1,572 in fiscal 2013 and $1,659 in fiscal 2012.

15.   EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $387 in fiscal 2014, $316 in fiscal 2013 and $174 in fiscal 2012.

The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as other long-term assets, and the equal and offsetting obligation to the participants is reported as other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the equal and offsetting long-term liability to the executives, was $8,973 at July 31, 2014 and $7,000 (excluding $3,407 related to discontinued operations) at July 31, 2013.

16.   STOCKHOLDERS’ EQUITY

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

Stock-Based Compensation

The Board approved the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Equity and Incentive Plan”) on October 25, 2010 and the 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) on October 16, 2006. These plans were subsequently approved by shareholders at the 2010 and 2006 annual meetings, respectively. These plans are designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the 2006 Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants pursuant to either the 1999 Plan or the 1997 Plan. However, outstanding grants under the 1999 Plan remain outstanding, subject to the respective terms and conditions of the Plan. The maximum number of shares issuable under the 2010 Equity and Incentive Plan is 2,000,000 and the maximum number of shares issuable under the 2006 Equity Incentive Plan is 1,100,000. Remaining shares available to be granted under the 2010 Equity and Incentive Plan are 1,556,224 and under the 2006 Equity Incentive Plan are 30,000 as of July 31, 2014. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights. Options typically expire 10 years from the date of grant and are vested evenly over 3 to 5 years from the date of grant.

Stock Options – A summary of option activity under the 1999 Plan, the 2010 Equity and Incentive Plan and the 2006 Equity Incentive Plan is as follows:

	2014		2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	106,313	$31.48	732,725	$28.89	1,433,225	$30.90
Exercised	(101,313)	31.64	(498,412)	28.62	(80,500)	17.74
Forfeited	–	–	(120,000)	27.84	(600,000)	35.18
Expired	–	–	(8,000)	26.91	(20,000)	29.25
Granted	–	–	–	–	–	–

Outstanding at end of year	5,000	$28.23	106,313	$31.48	732,725	$28.89

Vested and expected to vest at end of year	5,000	$28.23	106,313	$31.48	712,725	$28.82

Exercisable at end of year	5,000	$28.23	106,313	$31.48	566,059	$29.24

The weighted average remaining contractual life for outstanding options and exercisable options at July 31, 2014 is 0.75 years.

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Aggregate intrinsic value of options outstanding and expected to vest	$124	$2,399	$966
Aggregate intrinsic value of options exercisable	$124	$2,399	$738

There were no option grants during fiscal 2014, 2013 or 2012.

In fiscal 2014, 2013 and 2012, the Company recorded expenses of $0, $393 and $645, respectively, for stock option awards.

Cash received from stock option exercises for fiscal 2014, 2013 and 2012 was $3,206, $5,845 and $1,428, respectively. The total intrinsic value of stock options exercised in fiscal 2014, 2013 and 2012 was $2,597, $7,502 and $931, respectively.

During fiscal 2014, stock options of 101,313 shares were exercised at an aggregate exercise price of $3,206. During fiscal 2013, stock options of 498,412 shares were exercised at an aggregate exercise price of $14,267. Of the 498,412 options exercised during fiscal 2013, 314,000 were done so on a cashless basis under which 63,464 shares were issued. The shares withheld as a result of the cashless exercise included the number of shares necessary to cover the exercise price as well as the employee withholding tax related to the exercise, which was then paid by the Company on the employees’ behalf in the aggregate amount of $2,009. Exercises of options are satisfied with the issuance of new shares from authorized shares.

Stock Awards – A summary of restricted stock award activity under the 2010 Equity and Incentive Plan for fiscal 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	17,530	$31.03	10,041	$29.46	–	$–
Granted	–	–	9,498	32.36	10,041	29.46
Vested	(3,910)	30.87	(2,009)	29.46	–	–
Forfeited	–	–	–	–	–	–

Nonvested, end of year	13,620	$31.08	17,530	$31.03	10,041	$29.46

In fiscal 2014, 2013 and 2012, the Company recorded expense for restricted stock awards under this Plan of $91, $133 and $43, respectively. At July 31, 2014, there was $331 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 2.97 years. This restricted stock vests evenly over 5 years from the date of grant.

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 related to fiscal 2012 performance. The Committee approved additional awards that were granted in fiscal 2014 related to fiscal year 2013 performance. The employee restricted stock units generally vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. In fiscal 2013 and again in fiscal 2014, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. Total expense recognized in fiscal 2014 and fiscal 2013 for restricted stock unit awards was $5,140 and $2,290, respectively.

A summary of restricted stock unit activity during fiscal 2014 and 2013 is included below:

	2014		2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	139,275	$38.06	–	$–
Granted	151,168	54.26	143,069	38.01
Vested	(63,852)	38.68	–	–
Forfeited	(14,518)	47.26	(3,794)	36.32

Nonvested, end of year	212,073	$49.21	139,275	$38.06

Total non-cash compensation expense recognized for stock option awards, restricted stock awards and restricted stock unit awards in fiscal 2014, 2013 and 2012 was $5,231, $2,816 and $688, respectively, which included $480, $207 and $0, respectively, related to discontinued operations.

The Company recognized a tax benefit related to total stock based compensation expense of $1,925, $1,032 and $239 in fiscal 2014, 2013 and 2012, respectively.

***********

