Form 10-Q
period 2014-10-31
THOR INDUSTRIES INC
filed 2014-12-01
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2014.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2014
Common stock, par value
$ .10 per share	53,388,563 shares

PART I –  FINANCIAL INFORMATION

(Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1.    FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	October 31, 2014	July 31, 2014
Current assets:
Cash and cash equivalents	$313,627	$289,336
Accounts receivable, trade, less allowance for doubtful accounts of $339 and $348, respectively	227,245	264,927
Accounts receivable, other	16,678	14,866
Inventories	221,851	216,354
Notes receivable	9,796	1,429
Prepaid income taxes, expenses and other	9,751	5,740
Deferred income taxes, net	52,237	51,397

Total current assets	851,185	844,049

Property, plant and equipment, net	174,664	169,862

Other assets:
Goodwill	256,579	256,579
Amortizable intangible assets	116,094	119,783
Long-term notes receivable	618	8,992
Other	9,709	9,453

Total other assets	383,000	394,807

TOTAL ASSETS	$1,408,849	$1,408,718

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	October 31, 2014	July 31, 2014
Current liabilities:
Accounts payable	$147,546	$164,619
Accrued liabilities:
Compensation and related items	45,244	43,888
Product warranties	97,640	94,938
Income and other taxes	8,491	18,468
Promotions and rebates	20,375	17,474
Product, property and related liabilities	13,000	12,928
Other	14,876	18,400

Total current liabilities	347,172	370,715

Unrecognized income tax benefits	19,856	23,689
Deferred income taxes, net	21,405	19,388
Other long-term liabilities	17,650	17,229

Total long-term liabilities	58,911	60,306

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	–	–
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,300,037 and 62,210,429 shares, respectively	6,230	6,221
Additional paid-in capital	210,610	208,501
Retained earnings	1,054,941	1,030,428
Less treasury shares of 8,911,474 and 8,880,877, respectively, at cost	(269,015)	(267,453)

Total stockholders’ equity	1,002,766	977,697

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,408,849	$1,408,718

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended October 31,
	2014	2013
Net sales	$921,992	$799,963
Cost of products sold	804,327	694,780

Gross profit	117,665	105,183
Selling, general and administrative expenses	57,989	48,341
Amortization of intangible assets	3,689	2,838
Impairment charges	–	710
Interest income	367	510
Interest expense	–	5
Other income, net	352	642

Income from continuing operations before income taxes	56,706	54,441
Income taxes	17,505	18,047

Net income from continuing operations	39,201	36,394
Income (loss) from discontinued operations, net of income taxes	(276)	4,714

Net Income	$38,925	$41,108

Weighted average common shares outstanding:
Basic	53,336,592	53,205,004
Diluted	53,433,447	53,299,476

Earnings per common share from continuing operations:
Basic	$0.73	$0.68
Diluted	$0.73	$0.68

Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$0.09
Diluted	$0.00	$0.09

Earnings per common share:
Basic	$0.73	$0.77
Diluted	$0.73	$0.77

Regular dividends declared and paid per common share	$0.27	$0.23
Special dividend declared per common share	$0.00	$1.00

Net income	$38,925	$41,108
Unrealized appreciation on investments, net of income tax	–	22

Comprehensive income	$38,925	$41,130

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net income	$38,925	$41,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,324	3,414
Amortization of intangible assets	3,689	2,902
Impairment charges	–	710
Deferred income tax provision	1,177	1,266
Gain on disposal of bus business	–	(7,825)
(Gain) loss on disposition of property, plant and equipment	(13)	34
Stock-based compensation expense	1,565	1,376
Excess tax benefits from stock-based awards	(114)	(737)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	35,870	21,110
Inventories	(5,497)	(43,288)
Prepaid income taxes, expenses and other	(4,267)	(1,860)
Accounts payable	(13,743)	3,916
Accrued liabilities	(7,479)	(14,264)
Other liabilities	(3,412)	(2,009)

Net cash provided by operating activities	50,025	5,853

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,541)	(5,131)
Proceeds from dispositions of property, plant and equipment	13	65
Proceeds from dispositions of investments	–	700
Proceeds from notes receivable	–	2,700
Proceeds from sale of bus business	–	97,677
Acquisitions, net of cash acquired	(2,915)	(33,774)
Other	7	219

Net cash provided by (used in) investing activities	(11,436)	62,456

Cash flows from financing activities:
Regular cash dividends paid	(14,412)	(12,253)
Excess tax benefits from stock-based awards	114	737
Proceeds from issuance of common stock	–	2,293
Payments related to vesting of stock-based awards	–	(705)

Net cash used in financing activities	(14,298)	(9,928)

Net increase in cash and cash equivalents	24,291	58,381
Cash and cash equivalents, beginning of period	289,336	236,601

Cash and cash equivalents, end of period	$313,627	$294,982

Supplemental cash flow information:
Income taxes paid	$36,246	$34,970
Interest paid	$–	$132

Non-cash transactions:
Capital expenditures in accounts payable	$353	$1,518
Other accounts receivable from disposal of bus business	$–	$8,329
Special dividend payable	$–	$53,290

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except per share data)

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

The Company’s core business activities are comprised of two distinct operations, which include the design, manufacture and sale of both towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segment financial information for these two segments in Note 4 to the Condensed Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s bus operations which were sold during the three months ended October 31, 2013. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these bus operations as discontinued operations apart from the Company’s continuing recreational vehicle operations.

The July 31, 2014 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the three months ended October 31, 2014 would not necessarily be indicative of the results for a full fiscal year.

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

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For the Company, ASU 2014-08 is effective for disposals (or classifications as held for sale) of components that first occur after July 31, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The impact to the Company will depend on future disposals.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after December 15, 2016, and is therefore effective for the Company in its fiscal year 2018 beginning on August 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

2.	Acquisitions

K.Z., Inc.

On May 1, 2014, the Company closed on a Stock Purchase Agreement (“KZ SPA”) for the acquisition of all the outstanding capital stock of towable recreational vehicle manufacturer K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustment, which was funded entirely from the Company’s cash on hand. The final purchase price adjustment of $2,915, included in accounts payable as of July 31, 2014, was based on a final determination of actual net working capital as of the May 1, 2014 closing date and was paid during the first quarter of fiscal 2015. KZ will continue to operate as an independent operation in the same manner as the Company’s existing recreational vehicle subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

The following table summarizes the final fair values assigned to the KZ net assets acquired, which are based on internal and independent external valuations:

Cash	$ 996
Other current assets	34,121
Property, plant and equipment	15,057
Dealer network	13,160
Trademarks	5,540
Non-compete agreements	450
Backlog	420
Goodwill	2,703
Current liabilities	(16,127)

Total fair value of net assets acquired	56,320
Less cash acquired	(996)

Total cash consideration for acquisition, less cash acquired	$ 55,324

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.9 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight line basis over 20 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method, and the non-compete agreements are amortized on a straight line basis over 5 years while the backlog was amortized on a straight line basis over 2 months. Goodwill is deductible for tax purposes.

Bison Coach

On October 31, 2013, the Company closed on an Asset Purchase Agreement with Bison Coach, LLC for the acquisition of its net operating assets for initial cash consideration of $16,718, subject to adjustment, which was funded entirely from the Company’s cash on hand. The purchase price adjustment, which was based on a final determination of net assets, was finalized in the third quarter of fiscal 2014 and required an additional cash payment of $196, resulting in total cash consideration of $16,914. As a result of this acquisition, the Company formed a new entity, Bison Coach (“Bison”), which is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the net assets of Bison Coach, LLC to supplement its existing product offerings with Bison’s equestrian products with living quarters.

The following table summarizes the final fair values assigned to the Bison net assets acquired, which are based on internal and independent external valuations:

Current assets	$ 4,050
Property, plant and equipment	625
Dealer network	7,400
Trademarks	1,800
Backlog	140
Goodwill	6,660
Current liabilities	(3,761)

Total fair value of net assets acquired	$ 16,914

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.3 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated cash flow basis over 12 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight line basis over 6 weeks. Goodwill is deductible for tax purposes.

Livin’ Lite RV, Inc.

On August 30, 2013, the Company closed on an Asset Purchase Agreement with Livin’ Lite Corp. for the acquisition of its net operating assets for aggregate cash consideration of $16,769, net of cash acquired. The Company paid $17,056 during the first quarter of fiscal 2014 in connection with this acquisition, which was funded entirely from the Company’s cash on hand, and received $287 during the second quarter of fiscal 2014 related to the final settlement of certain closing adjustments. As a result of this acquisition, the Company formed a new entity, Livin’ Lite RV, Inc. (“Livin’ Lite”), which is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the Livin’ Lite Corp. operating assets to expand its recreational vehicle market share and complement its existing brands with Livin’ Lite’s advanced lightweight product offerings.

The following table summarizes the final fair values assigned to the Livin’ Lite net assets acquired, which are based on internal and independent external valuations:

Cash	$ 247
Other current assets	3,626
Property, plant and equipment	137
Dealer network	3,200
Trademarks	1,500
Design technology assets	1,100
Non-compete agreements	130
Backlog	110
Goodwill	9,113
Current liabilities	(2,147)

Total fair value of net assets acquired	17,016
Less cash acquired	(247)

Total cash paid for acquisition, less cash acquired	$ 16,769

On the acquisition date, amortizable intangible assets had a weighted average useful life of 10.2 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated cash flow basis over 8 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and are amortized on a straight line basis over 5 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method, and the non-compete agreements are amortized on a straight line basis over 2 years while the backlog was amortized on a straight line basis over 6 weeks. Goodwill is deductible for tax purposes.

3.	Discontinued Operations

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“ASV SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets sold from April 30, 2013 to the closing date. The Company’s bus business manufactured and sold transit and shuttle buses. This divestiture has allowed the Company to focus on the strategic development and growth of its core recreational vehicle business.

The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013, which, after considering closing date cash on hand at the bus subsidiaries of $2,323, resulted in initial net cash consideration of $97,677. Under the terms of the ASV SPA, the total final cash consideration to be received was subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013. As of October 31, 2013, additional cash consideration to be received in connection with this sale was estimated to be $8,329.

During the second quarter of fiscal 2014, the amount of the final net asset adjustment was determined through the completion of a post-close audit, and the remaining cash consideration was received. Based on the final agreed-upon carrying value of the bus business net assets sold as of October 20, 2013, an additional $5,043 was collected from ASV, representing the increase in bus net assets from April 30, 2013 to the October 20, 2013 sale date. In addition, the Company was also reimbursed by ASV for the $2,323 of bus cash on hand at the time of the sale. As a result, final net cash consideration received for the sale of the bus business totaled $105,043.

The Company recorded a preliminary pre-tax gain on the bus business sale of $7,825 in the first quarter of fiscal 2014 and a $746 unfavorable adjustment in the second quarter of fiscal 2014 based on the completion of the post-close audit, resulting in a final pre-tax gain of $7,079. The results of operations for the bus business, including the gain on the sale of the bus business, have been reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

The following table summarizes the results of discontinued operations:

	Three Months Ended October 31,
Discontinued Operations:	2014	2013

Net sales	$–	$83,903

Operating loss of discontinued operations	$(435)	$(3,433)
Pre-tax gain on disposal of discontinued business	–	7,825

Income (loss) before income taxes	(435)	4,392
Income tax benefit	(159)	(322)

Income (loss) from discontinued operations, net of taxes	$(276)	$4,714

Operating loss of discontinued operations during the three months ended October 31, 2014 reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

As a result of the sale of the bus business, and in accordance with the ASV SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. As a result, the Company eliminated certain reserves associated with uncertain tax positions resulting in a net tax benefit of $1,883, which is included in the discontinued operations income tax benefit of $322 for the three months ended October 31, 2013. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for these uncertain tax positions, but does not expect future losses under this guarantee to be material.

4.	Business Segments

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towables recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), CrossRoads, Keystone, Heartland, Livin’ Lite, Bison and KZ. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents and deferred income tax assets.

	Three Months Ended October 31,
	2014	2013
Net sales:
Recreational vehicles:
Towables	$699,778	$622,853
Motorized	222,214	177,110

Total	$921,992	$799,963

	Three Months Ended October 31,
	2014	2013
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$49,299	$45,624
Motorized	15,101	13,443

Total recreational vehicles	64,400	59,067
Corporate	(7,694)	(4,626)

Total	$56,706	$54,441

	October 31, 2014	July 31, 2014
Total assets:
Recreational vehicles:
Towables	$843,083	$868,017
Motorized	161,239	170,251

Total recreational vehicles	1,004,322	1,038,268
Corporate	404,527	370,450

Total	$1,408,849	$1,408,718

5.	Earnings Per Common Share

	Three Months Ended October 31,
	2014	2013
Weighted average common shares outstanding for basic earnings per share	53,336,592	53,205,004
Stock options, unvested restricted stock and restricted stock units	96,855	94,472

Weighted average common shares outstanding for diluted earnings per share	53,433,447	53,299,476

The Company excludes stock options, unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At October 31, 2014 and 2013, the Company had 39,523 and 106,959, respectively, of stock options, unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

6.	Inventories

Major classifications of inventories are:

	October 31, 2014	July 31, 2014
Raw materials	$127,822	$122,150
Chassis	41,357	45,231
Work in process	49,068	49,537
Finished goods	31,592	27,424

Total	249,839	244,342
Excess of FIFO costs over LIFO costs	(27,988)	(27,988)

Total inventories	$221,851	$216,354

Of the $249,839 and $244,342 of inventories at October 31, 2014 and July 31, 2014, all but $43,710 and $36,096, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $43,710 and $36,096 of inventories were valued on a first-in, first-out method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	October 31, 2014	July 31, 2014
Land	$23,464	$21,592
Buildings and improvements	180,779	175,611
Machinery and equipment	75,153	76,298

Total cost	279,396	273,501
Less accumulated depreciation	(104,732)	(103,639)

Property, plant and equipment, net	$174,664	$169,862

During the first quarter of fiscal 2014, the Company determined it was more likely than not that certain long-lived assets, consisting of certain RV facilities, would be sold or altered before the end of their previously estimated useful life. Therefore, the Company performed impairment assessments over these facilities using a discounted cash flow model and Level 3 inputs as defined by ASC 820 to determine whether an impairment existed. As a result of these assessments, a non-cash impairment charge of $710 was recognized in the quarter ended October 31, 2013.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life	October 31, 2014		July 31, 2014
	in Years at October 31, 2014	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$90,760	$29,642	$90,760	$27,102
Trademarks	20	43,882	5,947	43,882	5,479
Design technology and other intangibles	10	22,400	6,541	23,070	6,775
Non-compete agreements	2	4,710	3,528	4,710	3,283

Total amortizable intangible assets		$161,752	$45,658	$162,422	$42,639

Dealer networks are primarily amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2015	$14,452
For the fiscal year ending July 31, 2016	13,213
For the fiscal year ending July 31, 2017	12,399
For the fiscal year ending July 31, 2018	11,650
For the fiscal year ending July 31, 2019	10,661
For the fiscal year ending July 31, 2020	9,918
For the fiscal year ending July 31, 2021 and thereafter	47,490

$119,783

All of the recorded goodwill of $256,579 at October 31, 2014 and July 31, 2014 resides in the towable recreational vehicle segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are the same as its operating segments, which are identified in Note 4 to the Condensed Consolidated Financial Statements. Fair values are generally determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates, and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 14% and 18% of the Company’s continuing consolidated net sales for the three months ended October 31, 2014 and the three months ended October 31, 2013, respectively. This dealer also accounted for 11% of the Company’s consolidated trade accounts receivable at October 31, 2014 and 21% at July 31, 2014. The loss of this dealer could have a significant effect on the Company’s business.

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

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $7,400 of original principal is outstanding as of October 31, 2014 with the final payment due on August 30, 2015. All payments of principal and interest due to date have been paid in full.

The January 2009 and December 2009 Loan Borrowers own, directly or indirectly, a controlling interest in FreedomRoads Holding Company, LLC, the parent company of FreedomRoads, the Company’s largest dealer.

11.	Investments and Fair Value Measurements

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three level hierarchy as prescribed in ASC 820. Level 1 inputs include quoted prices in active markets for identical assets or liabilities and are the most observable. Level 2 inputs include inputs other than Level 1 that are either directly or indirectly observable, such as quoted market prices for similar but not identical assets or liabilities, quoted prices in inactive markets or other inputs that can be corroborated by observable market data. Level 3 inputs are not observable, are supported by little or no market activity and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

The Company carries at fair value its investments in securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. Deferred compensation plan asset balances of $9,360 and $8,973 were recorded as of October 31, 2014 and July 31, 2014, respectively, as components of other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are both reflected in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended October 31,
	2014	2013
Beginning balance	$94,938	$84,250
Provision	29,461	22,492
Payments	(26,759)	(20,821)
Acquisitions	–	609

Ending balance	$97,640	$86,530

13.	Provision for Income Taxes

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

The overall effective income tax rate for the three months ended October 31, 2014 was 30.9% compared with 33.1% for the three months ended October 31, 2013. The primary reason for the decrease in the effective income tax rate was the larger amount of uncertain tax benefits that settled favorably during the three months ended October 31, 2014 as compared to the three months ended October 31, 2013.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three months ended October 31, 2014, the Company released $4,506 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2014 related to the effective settlement of various uncertain tax positions, which resulted in a net income tax benefit of $2,387. The Company accrued $146 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2014.

The Company anticipates a decrease of $2,560 in unrecognized tax benefits, and $385 in accrued interest and penalties related to unrecognized tax benefits recorded as of October 31, 2014 within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $100 and $2,700 and the related accrued interest and penalties may decrease between $150 and $1,200. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ from these estimates.

Generally, fiscal years 2012 and 2013 remain open for federal income tax purposes and fiscal years 2011, 2012 and 2013 remain open for state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently being audited by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010, the state of Illinois for tax years ended July 31, 2011 and 2012 and the state of Oregon for tax years ended July 31, 2011, 2012 and 2013. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Indiana, Illinois and Oregon income tax returns in its liability for unrecognized tax benefits.

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

The Company’s total commercial commitment under standby repurchase obligations on dealer inventory financing at October 31, 2014 is $1,239,808. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $4,347 and $3,948 as of October 31, 2014 and July 31, 2014, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The table below reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended October 31,
	2014	2013
Cost of units repurchased	$1,645	$123
Realization of units resold	1,440	101

Losses due to repurchase	$205	$22

Legal Matters

The Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

15.	Stockholders’ Equity

Stock-Based Compensation

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 related to fiscal 2012 performance. The Committee approved additional awards that were granted in fiscal 2014 related to fiscal year 2013 performance and approved additional awards that were granted in fiscal 2015 related to fiscal 2014 performance. The employee restricted stock units vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. Starting in fiscal 2013, and again in fiscal 2014 and fiscal 2015, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. Total expense recognized in the three months ended October 31, 2014 and October 31, 2013 for these restricted stock unit awards and other stock based compensation was $1,565 and $1,376, respectively, which included $0 and $480, respectively, related to discontinued operations.

For the restricted stock units that vested during the three month periods ended October 31, 2014, a certain portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. The total related taxes of $1,562 to be paid by the Company on behalf of the award recipients is included in accrued compensation and related items as of October 31, 2014 in the Condensed Consolidated Balance Sheet and is expected to be paid in the second quarter of fiscal 2015.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2014	$1,030,428
Net income	38,925
Dividends declared and paid	(14,412)

Balance as of October 31, 2014	$1,054,941

The dividends declared and paid total of $14,412 represents the regular quarterly dividend of $0.27 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

The following discussion of our business relates primarily to ongoing operations.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the integration of new acquisitions, the impact of the divestiture of the Company’s bus business, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2014. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be one of the largest manufacturers of recreational vehicles (“RVs”) in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our combined U.S. and Canadian RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 38.2% for the calendar year to date period ended September 30, 2014. In the motorized segment of the RV industry, we have a combined U.S. and Canadian market share of approximately 23.7% for the calendar year to date period ended September 30, 2014.

Our business model includes decentralized operating units and we compensate operating management with a combination of cash and restricted stock units, based primarily upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. We generally do not finance dealers directly, but do provide industry customary repurchase agreements to certain of the dealers’ floor plan lenders.

Our growth has been internal and by acquisition. Our strategy has been to increase our profitability in North America in the RV industry through product innovation, service to our customers, manufacturing quality products, improving the efficiencies of our facilities and by acquisitions. We have no plans to enter unrelated businesses in the future.

We have relied on internally generated cash flows from operations to finance substantially all our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $8,541 for the three months ended October 31, 2014 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

Industry Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we also monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month and a half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

We believe our dealer inventory levels are appropriate for seasonal consumer demand, with dealers optimistic yet cautious about restocking over the winter months. RV dealer inventory of Thor products as of October 31, 2014 increased 16.3% to 62,454 units from 53,716 units as of October 31, 2013, partially attributable to acquisitions since the prior year period. Thor’s backlog as of October 31, 2014 increased 24.1% to $909,651 from $733,236 as of October 31, 2013.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through September 30,			% Change
	2014	2013	Increase
Towable Units	237,320	219,682	17,638	8.0
Motorized Units	34,032	28,941	5,091	17.6

Total	271,352	248,623	22,729	9.1

According to the RVIA, calendar year 2014 wholesale shipments for all RV categories are forecasted to total 349,900 units, an 8.9% increase over calendar year 2013, with most of this unit growth expected in travel trailers and fifth wheels. Calendar year 2014 motorized unit shipments are forecasted to increase 16.7% over calendar year 2013. Travel trailers and fifth wheels are expected to account for 83% of all RV shipments in calendar year 2014. The outlook for calendar year 2014 growth in RV sales is based on rising consumer confidence, rising home and stock values, improved credit availability and continued slow gains in job and disposable income prospects. RVIA has also forecasted that calendar year 2015 shipments will total 361,700 units, a 3.4% increase from the expected calendar year 2014 wholesale shipments.

Industry Retail Statistics – Calendar YTD

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through September 30,			% Change
	2014	2013	Increase
Towable Units	241,615	229,496	12,119	5.3
Motorized Units	30,991	27,181	3,810	14.0

Total	272,606	256,677	15,929	6.2

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments, for the calendar year periods through September 30, 2014 and 2013 to correspond to the industry periods denoted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through September 30,			% Change
	2014	2013	Increase
Towable Units	82,363	77,766	4,597	5.9
Motorized Units	8,673	6,535	2,138	32.7

Total	91,036	84,301	6,735	8.0

Company Retail Statistics – Calendar YTD

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar year periods through September 30, 2014 and 2013 to correspond to the industry periods denoted above (and adjusted to include results of acquisitions only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through September 30,			% Change
	2014	2013	Increase
Towable Units	86,281	80,845	5,436	6.7
Motorized Units	7,334	6,406	928	14.5

Total	93,615	87,251	6,364	7.3

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

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining our cost of products sold, and any future increases in raw material costs would impact our profit margins negatively if we were unable to raise the prices for our products by corresponding amounts. Historically, we have been able to pass along cost increases to customers.

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

Three Months Ended October 31, 2014 vs. Three Months Ended October 31, 2013

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables	$699,778	$622,853	$76,925	12.4
Motorized	222,214	177,110	45,104	25.5

Total	$921,992	$799,963	$122,029	15.3

# OF UNITS:
Recreational Vehicles
Towables	26,447	22,980	3,467	15.1
Motorized	2,734	2,179	555	25.5

Total	29,181	25,159	4,022	16.0

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational Vehicles
Towables	$91,606	13.1	$82,830	13.3	$8,776	10.6
Motorized	26,059	11.7	22,353	12.6	3,706	16.6

Total	$117,665	12.8	$105,183	13.1	$12,482	11.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$38,765	5.5	$33,647	5.4	$5,118	15.2
Motorized	10,947	4.9	8,941	5.0	2,006	22.4

Total Recreational Vehicles	49,712	5.4	42,588	5.3	7,124	16.7
Corporate	8,277	–	5,753	–	2,524	43.9

Total	$57,989	6.3	$48,341	6.0	$9,648	20.0

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$49,299	7.0	$45,624	7.3	$3,675	8.1
Motorized	15,101	6.8	13,443	7.6	1,658	12.3

Total Recreational Vehicles	64,400	7.0	59,067	7.4	5,333	9.0
Corporate	(7,694)	–	(4,626)	–	(3,068)	(66.3)

Total	$56,706	6.2	$54,441	6.8	$2,265	4.2

ORDER BACKLOG:	As of October 31, 2014	As of October 31, 2013	Change Amount	% Change
Recreational Vehicles
Towables	$653,441	$419,842	$233,599	55.6
Motorized	256,210	313,394	(57,184)	(18.2)

Total	$909,651	$733,236	$176,415	24.1

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2014 increased $122,029, or 15.3%, compared to the three months ended October 31, 2013. Consolidated gross profit increased $12,482, or 11.9%, compared to the three months ended October 31, 2013. Consolidated gross profit was 12.8% of consolidated net sales for the three months ended October 31, 2014 and 13.1% for the three months ended October 31, 2013. Selling, general and administrative expenses for the three months ended October 31, 2014 increased 20.0% compared to the three months ended October 31, 2013. Income before income taxes for the three months ended October 31, 2014 was $56,706, as compared to $54,441 for the three months ended October 31, 2013, an increase of $2,265 or 4.2%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $2,524 to $8,277 for the three months ended October 31, 2014 compared to $5,753 for the three months ended October 31, 2013. The increase is primarily attributable to increases of $1,556 and $400, respectively, related to the change in the portion of our actuarially determined worker’s compensation and product liability reserves recorded at the corporate level. These increases are largely due to the prior year period including non-recurring favorable adjustments. Stock-based compensation also increased by $669.

Corporate interest income and other income and expense was $583 of income for the three months ended October 31, 2014 compared to $1,127 of income for the three months ended October 31, 2013. The $544 decrease is due to a decrease in overall interest income of $166, primarily due to reduced interest income on notes receivable as a result of lower note balances. In addition, the market value appreciation on the Company’s deferred compensation plan assets was $246 in the current year as compared to appreciation of $500 in the prior year, an unfavorable decrease of $254.

The overall effective income tax rate for the three months ended October 31, 2014 was 30.9% compared with 33.1% for the three months ended October 31, 2013. The primary reason for the decrease in the effective income tax rate was the larger amount of uncertain tax benefits that settled favorably during the three months ended October 31, 2014 as compared to the three months ended October 31, 2013.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2014 vs. the three months ended October 31, 2013:

	Three Months Ended October 31, 2014	% of Segment Net Sales	Three Months Ended October 31, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$356,718	51.0	$319,766	51.3	$36,952	11.6
Fifth Wheels	340,291	48.6	298,398	47.9	41,893	14.0
Other	2,769	0.4	4,689	0.8	(1,920)	(40.9)

Total Towables	$699,778	100.0	$622,853	100.0	$76,925	12.4

	Three Months Ended October 31, 2014	% of Segment Shipments	Three Months Ended October 31, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	18,137	68.6	15,478	67.4	2,659	17.2
Fifth Wheels	8,088	30.6	7,293	31.7	795	10.9
Other	222	0.8	209	0.9	13	6.2

Total Towables	26,447	100.0	22,980	100.0	3,467	15.1

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	(5.6)
Fifth Wheels	3.1
Other	(47.1)
Total Towables	(2.7)

The increase in total towables net sales of 12.4% compared to the prior year quarter resulted from a 15.1% increase in unit shipments and a 2.7% decrease in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended September 30, 2014 was 7.0% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 5.6% is primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period. The increase within the fifth wheel product lines of 3.1% is primarily due to net price increases and changes in product mix since the comparable prior year period. The “other” category formerly related primarily to park model sales but now also includes truck, folding and other specialty towable recreational vehicles primarily due to the acquisition of Livin’ Lite, whose products carry a significantly lower selling price than park models and now comprise the majority of the sales in this category.

Cost of products sold increased $68,149 to $608,172, or 86.9% of towables net sales, for the three months ended October 31, 2014 compared to $540,023, or 86.7% of towables net sales, for the three months ended October 31, 2013. The change in material, labor, freight-out and warranty comprised $61,927 of the $68,149 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales remained at 81.3% for both the three months ended October 31, 2014 and the three months ended October 31, 2013. This percentage remained the same as the favorable impact of net price increases and changes in product mix noted above was offset by an increased labor percentage associated with the current competitive RV labor market as compared to the prior year period, as well as slightly increased percentages in freight-out and warranty costs. Total manufacturing overhead increased $6,222 with the increase in sales, and increased as a percentage of towables net sales from 5.4% to 5.6%, primarily due to increased percentages in facility related costs and self-insured health insurance costs.

Towables gross profit increased $8,776 to $91,606, or 13.1% of towables net sales, for the three months ended October 31, 2014 compared to $82,830, or 13.3% of towables net sales, for the three months ended October 31, 2013. The $8,776 increase was primarily due to the increase in net sales noted above.

Selling, general and administrative expenses were $38,765, or 5.5% of towables net sales, for the three months ended October 31, 2014 compared to $33,647, or 5.4% of towables net sales, for the three months ended October 31, 2013. The primary reason for the $5,118 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,586. Sales related travel, advertising and promotional costs also increased $1,003 in correlation with the sales and backlog increase. Legal, professional and related settlement costs also increased $646, and self-insured group insurance costs increased $500.

Towables income before income taxes was 7.0% of towables net sales for the three months ended October 31, 2014 compared to 7.3% of towables net sales for the three months ended October 31, 2013. The primary reason for this decrease in percentage was the impact of the increased percentage in cost of products sold noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2014 vs. the three months ended October 31, 2013:

	Three Months Ended October 31, 2014	% of Segment Net Sales	Three Months Ended October 31, 2013	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$137,848	62.0	$104,534	59.0	$33,314	31.9
Class C	62,840	28.3	58,624	33.1	4,216	7.2
Class B	21,526	9.7	13,952	7.9	7,574	54.3

Total Motorized	$222,214	100.0	$177,110	100.0	$45,104	25.5

	Three Months Ended October 31, 2014	% of Segment Shipments	Three Months Ended October 31, 2013	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,551	56.7	1,077	49.4	474	44.0
Class C	994	36.4	977	44.8	17	1.7
Class B	189	6.9	125	5.8	64	51.2

Total Motorized	2,734	100.0	2,179	100.0	555	25.5

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(12.1)
Class C	5.5
Class B	3.1
Total Motorized	0.0

The increase in total motorized net sales of 25.5% compared to the prior year quarter resulted entirely from the 25.5% increase in unit shipments. The overall market increase in wholesale unit shipments of motorhomes was 13.0% for the three months ended September 30, 2014 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 12.1% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales from a new line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 5.5% is primarily due to changes in product mix and net price increases. Within the Class B product line, the increase in the overall net price per unit of 3.1% is due to a greater concentration of sales of higher priced models and net price increases.

Cost of products sold increased $41,398 to $196,155, or 88.3% of motorized net sales, for the three months ended October 31, 2014 compared to $154,757, or 87.4% of motorized net sales, for the three months ended October 31, 2013. The change in material, labor, freight-out and warranty comprised $38,818 of the $41,398 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 83.9% compared to 83.3% for the prior year period. The increase in percentage is primarily due to increased employment levels and labor related costs associated with the current competitive RV labor market and production and product line expansions necessitated by increasing sales levels. The combination of assimilating an increasing labor force while expanding production lines and product offerings has also led to an increase in the warranty percentage. Total manufacturing overhead increased $2,580 with the increase in sales volume and increased as a percentage of motorized net sales from 4.1% to 4.4%. The increase in percentage is primarily due to increased percentages in facility related costs as a result of facility expansions since the prior year period and self-insured health insurance costs.

Motorized gross profit increased $3,706 to $26,059, or 11.7% of motorized net sales, for the three months ended October 31, 2014 compared to $22,353, or 12.6% of motorized net sales, for the three months ended October 31, 2013. The $3,706 increase in gross profit was due primarily to the impact of the 25.5% increase in unit sales volume noted above, while the decrease in gross profit as a percentage of motorized net sales was due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $10,947, or 4.9% of motorized net sales, for the three months ended October 31, 2014 compared to $8,941, or 5.0% of motorized net sales, for the three months ended October 31, 2013. The primary reason for the $2,006 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,280. Sales related travel, advertising and promotion costs also increased $415 in correlation with the increase in sales.

Motorized income before income taxes was 6.8% of motorized net sales for the three months ended October 31, 2014 and 7.6% of motorized net sales for the three months ended October 31, 2013. The primary reason for this decrease in percentage was the impact of the increase in the cost of products sold percentage noted above.

Financial Condition and Liquidity

As of October 31, 2014, we had $313,627 in cash and cash equivalents compared to $289,336 on July 31, 2014. The components of this $24,291 increase in cash and cash equivalents are described in more detail below, but the increase is primarily attributable to cash provided by operations of $50,025 less $14,412 paid for dividends and $8,541 paid for capital expenditures.

Working capital at October 31, 2014 was $504,013 compared to $473,334 at July 31, 2014. Capital expenditures of $8,541 for the three months ended October 31 2014 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

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

In regard to supporting and growing our business, we anticipate additional capital expenditures in fiscal 2015 of approximately $26,000, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2014 was $50,025 as compared to $5,853 for the three months ended October 31, 2013. The combination of net income and non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision, gain on disposal of bus business and stock-based compensation) provided $48,553 of operating cash for the three months ended October 31, 2014 compared to $42,248 in the prior year period. However, the $48,553 of operating cash provided in the three months ended October 31, 2014 was increased to a greater extent by a larger seasonal increase in accounts receivable collections, which correlates with the increase in sales. In addition, there was also a lower seasonal increase in inventory in the current period compared to the prior year period due to improved inventory management.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2014 was $11,436, primarily due to capital expenditures of $8,541 and a final purchase price adjustment payment of $2,915 related to the fiscal 2014 acquisition of the KZ towable recreational vehicle business. Net cash provided by investing activities of $62,456 for the three months ended October 31, 2013 was primarily due to $97,677 in net cash consideration received from the sale of the bus business, partially offset by $17,056 and $16,718 of net cash consideration paid for the acquisitions of the Livin’ Lite and Bison towable recreational vehicle businesses, respectively.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2014 was $14,298, primarily for cash dividend payments of $14,412. Net cash used in financing activities of $9,928 for the three months ended October 31, 2013 was also primarily for cash dividend payments of $12,253, partially offset by proceeds from the issuance of common stock of $2,293. The Company increased its previous regular quarterly dividend of $0.23 per share to $0.27 per share in October 2014. In October 2013, the Company increased its previous regular quarterly dividend of $0.18 per share to $0.23 per share.

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For the Company, ASU 2014-08 is effective for disposals (or classifications as held for sale) of components that first occur after July 31, 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The impact to the Company will depend on future disposals.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after December 15, 2016, and is therefore effective for the Company in its fiscal year 2018 beginning on August 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

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

During the quarter ended October 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: December 1, 2014	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: December 1, 2014	/s/ Colleen Zuhl
Colleen Zuhl
Vice President and Chief Financial Officer