Form 10-Q
period 2015-01-31
THOR INDUSTRIES INC
filed 2015-03-05
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2015.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 2/28/2015
Common stock, par value
$ .10 per share	53,389,563 shares

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1.	FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$248,256	$289,336
Accounts receivable, trade, less allowance for doubtful accounts of $365 and $348, respectively	266,715	264,927
Accounts receivable, other	22,056	14,866
Inventories	244,417	216,354
Notes receivable	8,555	1,429
Prepaid income taxes, expenses and other	16,176	5,740
Deferred income taxes, net	54,365	51,397

Total current assets	860,540	844,049

Property, plant and equipment, net	183,157	169,862

Other assets:
Goodwill	269,180	256,579
Amortizable intangible assets	132,477	119,783
Long-term notes receivable	609	8,992
Other	9,820	9,453

Total other assets	412,086	394,807

TOTAL ASSETS	$1,455,783	$1,408,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,954	$164,619
Accrued liabilities:
Compensation and related items	41,593	43,888
Product warranties	102,048	94,938
Income and other taxes	7,770	18,468
Promotions and rebates	18,224	17,474
Product, property and related liabilities	15,276	12,928
Other	15,077	18,400

Total current liabilities	377,942	370,715

Unrecognized income tax benefits	20,532	23,689
Deferred income taxes, net	20,677	19,388
Other long-term liabilities	17,979	17,229

Total long-term liabilities	59,188	60,306

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,301,037 and 62,210,429 shares, respectively	6,230	6,221
Additional paid-in capital	212,261	208,501
Retained earnings	1,069,177	1,030,428
Less treasury shares of 8,911,474 and 8,880,877, respectively, at cost	(269,015)	(267,453)

Total stockholders’ equity	1,018,653	977,697

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,455,783	$1,408,718

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net sales	$852,416	$635,330	$1,774,408	$1,435,293
Cost of products sold	750,416	565,003	1,554,743	1,259,783

Gross profit	102,000	70,327	219,665	175,510
Selling, general and administrative expenses	54,302	43,766	112,291	92,107
Amortization of intangible assets	3,967	3,226	7,656	6,064
Impairment charges	—	—	—	710
Interest income	340	391	707	901
Interest expense	1	2	1	7
Other income, net	67	178	419	820

Income from continuing operations before income taxes	44,137	23,902	100,843	78,343
Income taxes	13,870	6,684	31,375	24,731

Net income from continuing operations	30,267	17,218	69,468	53,612
Income (loss) from discontinued operations, net of income taxes	(1,619)	(1,026)	(1,895)	3,688

Net Income	$28,648	$16,192	$67,573	$57,300

Weighted average common shares outstanding:
Basic	53,377,440	53,289,626	53,355,757	53,247,315
Diluted	53,458,531	53,353,027	53,444,730	53,326,251

Earnings per common share from continuing operations:
Basic	$0.57	$0.32	$1.30	$1.01
Diluted	$0.57	$0.32	$1.30	$1.01

Earnings (loss) per common share from discontinued operations:
Basic	$(0.03)	$(0.02)	$(0.03)	$0.07
Diluted	$(0.03)	$(0.02)	$(0.04)	$0.06

Earnings per common share:
Basic	$0.54	$0.30	$1.27	$1.08
Diluted	$0.54	$0.30	$1.26	$1.07

Regular dividends paid per common share	$0.27	$0.23	$0.54	$0.46
Special dividend paid per common share	$0.00	$1.00	$0.00	$1.00

Net income	$28,648	$16,192	$67,573	$57,300
Unrealized appreciation on investments, net of income tax	—	—	—	22

Comprehensive income	$28,648	$16,192	$67,573	$57,322

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)

	Six Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net income	$67,573	$57,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,788	6,393
Amortization of intangible assets	7,656	6,128
Impairment charges	—	710
Deferred income tax provision (benefit)	(1,679)	4,102
Gain on disposal of bus business	—	(7,079)
Gain on disposition of property, plant and equipment	(78)	(40)
Stock-based compensation expense	3,327	2,648
Excess tax benefits from stock-based awards	(114)	(796)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	(17)	30,249
Inventories	(15,477)	(67,997)
Prepaid income taxes, expenses and other	(10,391)	(14,550)
Accounts payable	10,120	(7,159)
Accrued liabilities	(12,139)	(22,772)
Other liabilities	(2,407)	(4,982)

Net cash provided by (used in) operating activities	53,162	(17,845)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,161)	(12,671)
Proceeds from dispositions of property, plant and equipment	41	561
Proceeds from dispositions of investments	—	700
Proceeds from notes receivable	1,400	6,425
Proceeds from sale of bus business	—	100,000
Acquisitions, net of cash acquired	(49,265)	(33,487)
Other	15	340

Net cash provided by (used in) investing activities	(63,970)	61,868

Cash flows from financing activities:
Regular cash dividends paid	(28,824)	(24,510)
Special cash dividend paid	—	(53,290)
Excess tax benefits from stock-based awards	114	796
Proceeds from issuance of common stock	—	2,491
Payments related to vesting of stock-based awards	(1,562)	(1,251)

Net cash used in financing activities	(30,272)	(75,764)

Net decrease in cash and cash equivalents	(41,080)	(31,741)
Cash and cash equivalents, beginning of period	289,336	236,601

Cash and cash equivalents, end of period	$248,256	$204,860

Supplemental cash flow information:
Income taxes paid	$59,547	$54,698
Interest paid	$1	$132

Non-cash transactions:
Capital expenditures in accounts payable	$220	$811
Other accounts receivable from disposal of bus business	$—	$5,043

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

The July 31, 2014 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the six months ended January 31, 2015 would not necessarily be indicative of the results for a full fiscal year.

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

Cruiser RV, LLC and DRV, LLC

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) through its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. The initial cash consideration for this acquisition was $47,412, subject to adjustment, and was funded entirely from the Company’s cash on hand. The total cash consideration to be paid is subject to the final determination of the actual net working capital as of the close of business on December 31, 2014, which is expected to be finalized later in fiscal 2015. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

The following table summarizes the preliminary fair values assigned to the CRV and DRV net assets acquired, subject to the finalization of internal and independent external valuations:

Cash	$1,062
Other current assets	22,099
Property, plant and equipment	4,500
Dealer network	14,500
Trademarks	5,400
Backlog	450
Goodwill	12,601
Current liabilities	(13,200)

Total fair value of net assets acquired	47,412
Less cash acquired	(1,062)

Total cash consideration for acquisition, less cash acquired	$46,350

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.9 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and will be amortized on a straight line basis over 6 weeks. Goodwill is deductible for tax purposes.

K.Z., Inc.

On May 1, 2014, the Company closed on a Stock Purchase Agreement (“KZ SPA”) for the acquisition of all the outstanding capital stock of towable recreational vehicle manufacturer K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustment, which was funded entirely from the Company’s cash on hand. The final purchase price adjustment of $2,915, included in accounts payable as of July 31, 2014, was based on a final determination of actual net working capital as of the May 1, 2014 closing date and was paid during the first quarter of fiscal 2015. KZ operates as an independent operation in the same manner as the Company’s existing recreational vehicle subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

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

The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013. Under the terms of the ASV SPA, the total cash consideration to be received was subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013. The amount of the final net asset adjustment was determined through the completion of a post-close audit during the second quarter of fiscal 2014. Based on the final agreed-upon carrying value of the bus business net assets sold as of October 20, 2013, an additional $5,043 was due from ASV and subsequently collected in February 2014, representing the increase in bus net assets since April 30, 2013. As a result, final net cash consideration received for the sale of the bus business totaled $105,043.

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

The following table summarizes the results of discontinued operations:

	Three Months Ended January 31,		Six Months Ended January 31,
Discontinued Operations:	2015	2014	2015	2014

Net sales	$—	$—	$—	$83,903

Operating loss of discontinued operations	$(2,564)	$(1,131)	$(2,999)	$(4,564)
Pre-tax gain (loss) on disposal of discontinued business	—	(746)	—	7,079

Income (loss) before income taxes	(2,564)	(1,877)	(2,999)	2,515
Income tax benefit	(945)	(851)	(1,104)	(1,173)

Income (loss) from discontinued operations, net of taxes	$(1,619)	$(1,026)	$(1,895)	$3,688

The operating loss of discontinued operations for the three and six months ended January 31, 2015 reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

As a result of the sale of the bus business, and in accordance with the ASV SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. As a result, the Company eliminated certain reserves associated with uncertain tax positions resulting in a net tax benefit of $1,883, which is included in the discontinued operations income tax benefit of $1,173 for the six months ended January 31, 2014. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for these uncertain tax positions, but does not expect future losses under this guarantee to be material.

4.	Business Segments

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Bison, CrossRoads, Heartland (including its wholly owned subsidiaries CRV and DRV), Keystone, KZ and Livin’ Lite. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable segment. Corporate assets primarily consist of cash and cash equivalents and deferred income tax assets.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net sales:
Recreational vehicles:
Towables	$675,090	$472,474	$1,374,868	$1,095,327
Motorized	177,326	162,856	399,540	339,966

Total	$852,416	$635,330	$1,774,408	$1,435,293

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$40,320	$18,915	$89,619	$64,539
Motorized	11,867	11,193	26,968	24,636

Total recreational vehicles	52,187	30,108	116,587	89,175
Corporate	(8,050)	(6,206)	(15,744)	(10,832)

Total	$44,137	$23,902	$100,843	$78,343

			January 31, 2015	July 31, 2014
Total assets:
Recreational vehicles:
Towables			$932,530	$868,017
Motorized			175,456	170,251

Total recreational vehicles			1,107,986	1,038,268
Corporate			347,797	370,450

Total			$1,455,783	$1,408,718

5.	Earnings Per Common Share

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Weighted average common shares outstanding for basic earnings per share	53,377,440	53,289,626	53,355,757	53,247,315
Stock options, unvested restricted stock and restricted stock units	81,091	63,401	88,973	78,936

Weighted average common shares outstanding for diluted earnings per share	53,458,531	53,353,027	53,444,730	53,326,251

The Company excludes stock options, unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At January 31, 2015 and 2014, the Company had 14,048 and 12,064, respectively, of stock options, unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

6.	Inventories

Major classifications of inventories are:

	January 31, 2015	July 31, 2014
Raw materials	$131,915	$122,150
Chassis	51,947	45,231
Work in process	51,411	49,537
Finished goods	38,067	27,424

Total	273,340	244,342
Excess of FIFO costs over LIFO costs	(28,923)	(27,988)

Total inventories	$244,417	$216,354

Of the $273,340 and $244,342 of inventories at January 31, 2015 and July 31, 2014, all but $51,588 and $36,096, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $51,588 and $36,096 of inventories were valued on a first-in, first-out method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	January 31, 2015	July 31, 2014
Land	$24,541	$21,592
Buildings and improvements	188,738	175,611
Machinery and equipment	77,046	76,298

Total cost	290,325	273,501
Less accumulated depreciation	(107,168)	(103,639)

Property, plant and equipment, net	$183,157	$169,862

During the quarter ended October 31, 2013, the Company determined it was more likely than not that certain long-lived assets, consisting of certain RV facilities, would be sold or altered before the end of their previously estimated useful life. Therefore, the Company performed impairment assessments over these facilities using a discounted cash flow model and Level 3 inputs as defined by ASC 820 to determine whether an impairment existed. As a result of these assessments, a non-cash impairment charge of $710 was recognized in the quarter ended October 31, 2013.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life in Years at January 31, 2015	January 31, 2015		July 31, 2014
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$105,260	$32,137	$90,760	$27,102
Trademarks	20	49,282	6,438	43,882	5,479
Design technology and other intangibles	10	22,850	7,277	23,070	6,775
Non-compete agreements	2	4,710	3,773	4,710	3,283

Total amortizable intangible assets		$182,102	$49,625	$162,422	$42,639

Dealer networks are primarily amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis. The increase in amortizable intangible assets since July 31, 2014 is due to the acquisition of CRV and DRV, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2015	$15,238
For the fiscal year ending July 31, 2016	15,161
For the fiscal year ending July 31, 2017	15,123
For the fiscal year ending July 31, 2018	14,057
For the fiscal year ending July 31, 2019	12,687
For the fiscal year ending July 31, 2020	11,614
For the fiscal year ending July 31, 2021 and thereafter	56,253

$140,133

The change in the carrying value of goodwill from July 31, 2014 to January 31, 2015 is as follows:

Balance at July 31, 2014	$256,579
Acquisition of towables business	12,601

Balance at January 31, 2015	$269,180

All of the recorded goodwill at January 31, 2015 and July 31, 2014 resides in the towable recreational vehicle segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are generally the same as its operating segments, which are identified in Note 4 to the Condensed Consolidated Financial Statements. Fair values are generally determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates, and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 14% and 16% of the Company’s continuing consolidated net sales for the six months ended January 31, 2015 and the six months ended January 31, 2014, respectively. This dealer also accounted for 17% of the Company’s consolidated trade accounts receivable at January 31, 2015 and 21% at July 31, 2014. The loss of this dealer could have a significant effect on the Company’s business.

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

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $6,000 of original principal is outstanding as of January 31, 2015 with the final payment due on August 30, 2015. All payments of principal and interest due to date have been paid in full.

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

The Company carries at fair value its investments in securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan—measured with Level 1 inputs. Deferred compensation plan asset balances of $9,495 and $8,973 were recorded as of January 31, 2015 and July 31, 2014, respectively, as components of other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are both reflected in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Beginning balance	$97,640	$86,530	$94,938	$84,250
Provision	26,769	18,701	56,230	41,193
Payments	(27,025)	(21,097)	(53,784)	(41,918)
Acquisitions	4,664	—	4,664	609

Ending balance	$102,048	$84,134	$102,048	$84,134

13.	Provision for Income Taxes

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

The overall effective income tax rate for the three months ended January 31, 2015 was 31.4% compared with 28.0% for the three months ended January 31, 2014. The primary reason for the increase in the effective income tax rate is due to uncertain tax benefits that settled favorably in the three months ended January 31, 2014 while no such settlements occurred in the three months ended January 31, 2015. For the three months ended January 31, 2015, the Company recorded a tax benefit from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014.

The overall effective income tax rate for the six months ended January 31, 2015 was 31.1% compared with 31.6% for the six months ended January 31, 2014. The primary reason for the decrease in the effective income tax rate was the retroactive reinstatement of the federal research and development credit and other credits that occurred during the six months ended January 31, 2015. In addition, the effective income tax rates for the fiscal 2014 and fiscal 2015 periods were both impacted, to a similar extent, by various uncertain tax benefits that settled favorably.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six months ended January 31, 2015, the Company released $4,506 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2014 related to the effective settlement of various uncertain tax positions, which resulted in a net income tax benefit of $2,387. The Company accrued $293 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2014 and recorded $90 of additional uncertain tax benefit reserve related to previous tax periods. For the three months ended January 31, 2015, the Company recorded $90 of additional uncertain tax benefit reserve related to previous tax periods and accrued $147 in interest and penalties.

The Company anticipates a decrease of approximately $2,560 in unrecognized tax benefits, and $385 in accrued interest and penalties related to unrecognized tax benefits recorded as of January 31, 2015, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease between $100 and $2,700 and related accrued interest and penalties may decrease between $150 and $1,200. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ from these estimates.

Generally, fiscal years 2012 and 2013 remain open for federal income tax purposes and fiscal years 2011, 2012 and 2013 remain open for state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently being audited by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010 and the state of Illinois for tax years ended July 31, 2011 and 2012. During the three months ended January 31, 2015, the Company settled its Oregon audit for July 31, 2011, 2012 and 2013 for a nominal amount. The Company believes it has adequately reserved for its potential exposure to additional payments for uncertain tax positions related to its Indiana and Illinois income tax returns in its liability for unrecognized tax benefits.

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of January 31, 2015 and July 31, 2014 were $1,496,008 and $1,226,650, respectively. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $4,690 and $3,948 as of January 31, 2015 and July 31, 2014, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The table below reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Cost of units repurchased	$4,582	$326	$6,227	$449
Realization of units resold	3,721	289	5,161	390

Losses due to repurchase	$861	$37	$1,066	$59

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

Total expense recognized in the three months ended January 31, 2015 and January 31, 2014 for these restricted stock unit awards and other stock based compensation was $1,762 and $1,272, respectively, related entirely to continuing operations in both periods. Total expense recognized in the six months ended January 31, 2015 and January 31, 2014 for these restricted stock unit awards and other stock based compensation was $3,327 and $2,648, respectively, which included $0 and $480, respectively, related to discontinued operations.

For the restricted stock units that vested during the six month periods ended January 31, 2015 and January 31, 2014, a certain portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to stock-based awards for the six months ended January 31, 2015 and January 31, 2014 totaled $1,562 and $1,251, respectively.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2014	$1,030,428
Net income	67,573
Dividends declared and paid	(28,824)

Balance as of January 31, 2015	$1,069,177

The dividends declared and paid total of $28,824 represents the regular quarterly dividend of $0.27 per share for each of the first two quarters of fiscal 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

The following discussion of our business relates primarily to ongoing operations.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the integration of new acquisitions, the impact of the divestiture of the Company’s bus business, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2014. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be one of the largest manufacturers of recreational vehicles (“RVs”) in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our combined U.S. and Canadian RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 37.9% for the calendar year ended December 31, 2014. In the motorized segment of the RV industry, we have a combined U.S. and Canadian market share of approximately 23.7% for the calendar year ended December 31, 2014.

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

We have relied on internally generated cash flows from operations to finance substantially all our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $16,161 for the six months ended January 31, 2015 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

Recent Events

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) by its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. The initial cash consideration for this acquisition was $47,412, subject to adjustment. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand. RV dealer inventory of Thor products as of January 31, 2015 increased 27.1% to 76,441 units from 60,149 units as of January 31, 2014, partially attributable to acquisitions since the prior year and to winter weather conditions which hampered deliveries in January 2014. Thor’s backlog as of January 31, 2015 increased 11.5% to $942,060 from $845,178 as of January 31, 2014, also partially attributable to acquisitions since the prior year.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			% Change
	2014	2013	Increase
Towable Units	312,784	282,795	29,989	10.6
Motorized Units	43,951	38,332	5,619	14.7

Total	356,735	321,127	35,608	11.1

According to the RVIA, calendar year 2015 shipments for towables and motorized units will approximate 315,200 and 46,200 units, respectively, which are 0.8% and 5.1% higher than the calendar year 2014 wholesale shipments noted above and the highest combined total since the record levels of 2006. Travel trailers and fifth wheels are expected to account for 83% of all RV shipments in calendar year 2015. The outlook for calendar year 2015 growth in RV sales is based on rising consumer confidence, rising home and stock values, improved credit availability and continued gains in job and disposable income prospects.

Industry Retail Statistics

We believe that retail demand is the key to continued improvement in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			% Change
	2014	2013	Increase
Towable Units	287,478	268,019	19,459	7.3
Motorized Units	38,690	33,462	5,228	15.6

Total	326,168	301,481	24,687	8.2

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar year periods through December 31, 2014 and 2013 to correspond to the industry periods denoted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			% Change
	2014	2013	Increase
Towable Units	108,704	97,244	11,460	11.8
Motorized Units	10,923	8,446	2,477	29.3

Total	119,627	105,690	13,937	13.2

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar year periods through December 31, 2014 and 2013 to correspond to the industry periods denoted above (and adjusted to include results of acquisitions only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			% Change
	2014	2013	Increase
Towable Units	102,540	94,686	7,854	8.3
Motorized Units	9,164	7,788	1,376	17.7

Total	111,704	102,474	9,230	9.0

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the pace of recovery in the housing market, the impact of rising taxes and fuel prices. With continued improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see additional incremental improvements in RV sales and expect to benefit from our ability to increase production to meet increasing demand. In recent years, the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families. In addition, a positive longer-term outlook for the RV business is supported by favorable demographics as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 78 million by 2025, 24% higher than in 2012 according to the RVIA.

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

Three Months Ended January 31, 2015 vs. Three Months Ended January 31, 2014

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Change Amount	% Change
NET SALES:
Recreational Vehicles
Towables	$675,090	$472,474	$202,616	42.9
Motorized	177,326	162,856	14,470	8.9

Total	$852,416	$635,330	$217,086	34.2

# OF UNITS:
Recreational Vehicles
Towables	24,795	17,108	7,687	44.9
Motorized	2,181	2,037	144	7.1

Total	26,976	19,145	7,831	40.9

		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT:
Recreational Vehicles
Towables	$80,694	12.0	$50,641	10.7	$30,053	59.3
Motorized	21,306	12.0	19,686	12.1	1,620	8.2

Total	$102,000	12.0	$70,327	11.1	$31,673	45.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$36,517	5.4	$28,572	6.0	$7,945	27.8
Motorized	9,433	5.3	8,493	5.2	940	11.1

Total Recreational Vehicles	45,950	5.4	37,065	5.8	8,885	24.0
Corporate	8,352	—	6,701	—	1,651	24.6

Total	$54,302	6.4	$43,766	6.9	$10,536	24.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$40,320	6.0	$18,915	4.0	$21,405	113.2
Motorized	11,867	6.7	11,193	6.9	674	6.0

Total Recreational Vehicles	52,187	6.1	30,108	4.7	22,079	73.3
Corporate	(8,050)	—	(6,206)	—	(1,844)	29.7

Total	$44,137	5.2	$23,902	3.8	$20,235	84.7

	As of January 31, 2015	As of January 31, 2014	Change Amount	% Change
ORDER BACKLOG:
Recreational Vehicles
Towables	$626,052	$501,882	$124,170	24.7
Motorized	316,008	343,296	(27,288)	(7.9)

Total	$942,060	$845,178	$96,882	11.5

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2015 increased $217,086, or 34.2%, compared to the three months ended January 31, 2014. Consolidated gross profit increased $31,673, or 45.0%, compared to the three months ended January 31, 2014. Consolidated gross profit was 12.0% of consolidated net sales for the three months ended January 31, 2015 and 11.1% for the three months ended January 31, 2014. Selling, general and administrative expenses for the three months ended January 31, 2015 increased 24.1% compared to the three months ended January 31, 2014. Income from continuing operations before income taxes for the three months ended January 31, 2015 was $44,137, as compared to $23,902 for the three months ended January 31, 2014, an increase of $20,235 or 84.7%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $1,651 to $8,352 for the three months ended January 31, 2015 compared to $6,701 for the three months ended January 31, 2014. The increase is attributable to an increase in professional fees of $717, and an increase in bonuses of $619 in correlation with the increase in income from continuing operations before income taxes. Stock-based compensation also increased by $490.

Corporate interest income and other income and expense was $302 of income for the three months ended January 31, 2015 compared to $495 of income for the three months ended January 31, 2014. The $193 decrease is due to a decrease in overall interest income of $69, primarily due to reduced interest income on notes receivable as a result of lower note balances. In addition, the market value appreciation on the Company’s deferred compensation plan assets was $21 in the current year as compared to appreciation of $110 in the prior year, an unfavorable decrease of $89.

The overall effective income tax rate for the three months ended January 31, 2015 was 31.4% compared with 28.0% for the three months ended January 31, 2014. The primary reason for the increase in the effective income tax rate is due to uncertain tax benefits that settled favorably in the three months ended January 31, 2014 while no such settlements occurred in the three months ended January 31, 2015. For the three months ended January 31, 2015, the Company recorded a tax benefit from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2015 vs. the three months ended January 31, 2014:

	Three Months Ended January 31, 2015	% of Segment Net Sales	Three Months Ended January 31, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$344,812	51.1	$225,325	47.7	$119,487	53.0
Fifth Wheels	328,689	48.7	242,832	51.4	85,857	35.4
Other	1,589	0.2	4,317	0.9	(2,728)	(63.2)

Total Towables	$675,090	100.0	$472,474	100.0	$202,616	42.9

	Three Months Ended January 31, 2015	% of Segment Shipments	Three Months Ended January 31, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	17,071	68.8	10,919	63.8	6,152	56.3
Fifth Wheels	7,569	30.5	5,940	34.7	1,629	27.4
Other	155	0.7	249	1.5	(94)	(37.8)

Total Towables	24,795	100.0	17,108	100.0	7,687	44.9

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	(3.3)
Fifth Wheels	8.0
Other	(25.4)
Total Towables	(2.0)

The increase in total towables net sales of 42.9% compared to the prior year quarter resulted from a 44.9% increase in unit shipments and a 2.0% decrease in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended January 31, 2015 was 20.5% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 3.3% is primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period, which is partially attributable to recent acquisitions. The increase in the overall net price per unit within the fifth wheel product lines of 8.0% is primarily due to net price increases and changes in product mix since the comparable prior year period.

Cost of products sold increased $172,563 to $594,396, or 88.0% of towables net sales, for the three months ended January 31, 2015 compared to $421,833, or 89.3% of towables net sales, for the three months ended January 31, 2014. The change in material, labor, freight-out and warranty comprised $163,885 of the $172,563 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 81.5% for the three months ended January 31, 2015 compared to 81.8% for the three months ended January 31, 2014. Total manufacturing overhead increased $8,678 with the increase in sales, but decreased as a percentage of towables net sales from 7.5% to 6.5% as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $30,053 to $80,694, or 12.0% of towables net sales, for the three months ended January 31, 2015 compared to $50,641, or 10.7% of towables net sales, for the three months ended January 31, 2014. The $30,053 increase was primarily due to the increase in net sales noted above.

Selling, general and administrative expenses were $36,517, or 5.4% of towables net sales, for the three months ended January 31, 2015 compared to $28,572, or 6.0% of towables net sales, for the three months ended January 31, 2014. The primary reason for the $7,945 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,175. Sales related travel, advertising and promotional costs also increased $1,018 in correlation with the sales and backlog increases. Repurchase costs also increased $593.

Towables income before income taxes was 6.0% of towables net sales for the three months ended January 31, 2015 compared to 4.0% of towables net sales for the three months ended January 31, 2014. The primary reason for this increase in percentage was the impact of the increase in net towables sales noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2015 vs. the three months ended January 31, 2014:

	Three Months Ended January 31, 2015	% of Segment Net Sales	Three Months Ended January 31, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$108,080	60.9	$94,464	58.0	$13,616	14.4
Class C	51,074	28.8	51,004	31.3	70	0.1
Class B	18,172	10.3	17,388	10.7	784	4.5

Total Motorized	$177,326	100.0	$162,856	100.0	$14,470	8.9

	Three Months Ended January 31, 2015	% of Segment Shipments	Three Months Ended January 31, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,199	55.0	1,006	49.4	193	19.2
Class C	831	38.1	879	43.2	(48)	(5.5)
Class B	151	6.9	152	7.4	(1)	(0.7)

Total Motorized	2,181	100.0	2,037	100.0	144	7.1

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(4.8)
Class C	5.6
Class B	5.2
Total Motorized	1.8

The increase in total motorized net sales of 8.9% compared to the prior year quarter resulted from a 7.1% increase in unit shipments and a 1.8% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 5.8% for the three months ended January 31, 2015 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 4.8% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales from a newer line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 5.6% is primarily due to changes in product mix and net price increases. Within the Class B product line, the increase in the overall net price per unit of 5.2% is due to a greater concentration of sales of higher priced models and net price increases.

Cost of products sold increased $12,850 to $156,020, or 88.0% of motorized net sales, for the three months ended January 31, 2015 compared to $143,170, or 87.9% of motorized net sales, for the three months ended January 31, 2014. The change in material, labor, freight-out and warranty comprised $11,885 of the $12,850 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 82.9% compared to 83.0% for the prior year period. Total manufacturing overhead increased $965 with the increase in sales volume and increased as a percentage of motorized net sales from 4.9% to 5.1%. The increase in percentage is primarily due to increased percentages in facility related costs as a result of facility expansions since the prior year period.

Motorized gross profit increased $1,620 to $21,306, or 12.0% of motorized net sales, for the three months ended January 31, 2015 compared to $19,686, or 12.1% of motorized net sales, for the three months ended January 31, 2014. The $1,620 increase in gross profit was due primarily to the impact of the 7.1% increase in unit sales volume noted above, while the decrease in gross profit as a percentage of motorized net sales was due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $9,433, or 5.3% of motorized net sales, for the three months ended January 31, 2015 compared to $8,493, or 5.2% of motorized net sales, for the three months ended January 31, 2014. The primary reason for the $940 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $779.

Motorized income before income taxes was 6.7% of motorized net sales for the three months ended January 31, 2015 and 6.9% of motorized net sales for the three months ended January 31, 2014. The primary reason for this decrease in percentage was the impact of the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

Six Months Ended January 31, 2015 vs. Six Months Ended January 31, 2014

	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014	Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables	$1,374,868	$1,095,327	$279,541	25.5
Motorized	399,540	339,966	59,574	17.5

Total	$1,774,408	$1,435,293	$339,115	23.6

# OF UNITS:
Recreational Vehicles
Towables	51,242	40,088	11,154	27.8
Motorized	4,915	4,216	699	16.6

Total	56,157	44,304	11,853	26.8

		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT:
Recreational Vehicles
Towables	$172,300	12.5	$133,471	12.2	$38,829	29.1
Motorized	47,365	11.9	42,039	12.4	5,326	12.7

Total	$219,665	12.4	$175,510	12.2	$44,155	25.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$75,282	5.5	$62,219	5.7	$13,063	21.0
Motorized	20,380	5.1	17,434	5.1	2,946	16.9

Total Recreational Vehicles	95,662	5.4	79,653	5.5	16,009	20.1
Corporate	16,629	—	12,454	—	4,175	33.5

Total	$112,291	6.3	$92,107	6.4	$20,184	21.9

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$89,619	6.5	$64,539	5.9	$25,080	38.9
Motorized	26,968	6.7	24,636	7.2	2,332	9.5

Total Recreational Vehicles	116,587	6.6	89,175	6.2	27,412	30.7
Corporate	(15,744)	—	(10,832)	—	(4,912)	(45.3)

Total	$100,843	5.7	$78,343	5.5	$22,500	28.7

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2015 increased $339,115, or 23.6%, compared to the six months ended January 31, 2014. Consolidated gross profit increased $44,155, or 25.2%, compared to the six months ended January 31, 2014. Consolidated gross profit was 12.4% of consolidated net sales for the six months ended January 31, 2015 and 12.2% for the six months ended January 31, 2014. Selling, general and administrative expenses for the six months ended January 31, 2015 increased 21.9% compared to the six months ended January 31, 2014. Income from continuing operations before income taxes for the six months ended January 31, 2015 was $100,843, as compared to $78,343 for the six months ended January 31, 2014, an increase of $22,500 or 28.7%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $4,175 to $16,629 for the six months ended January 31, 2015 compared to $12,454 for the six months ended January 31, 2014. The increase is primarily attributable to increases of $1,473 and $376, respectively, related to the change in the portion of our actuarially determined worker’s compensation and product liability reserves recorded at the corporate level. These increases are largely due to the prior year period including non-recurring favorable adjustments. Stock-based compensation also increased by $1,159, and bonuses increased by $714 in correlation with the increase in income from continuing operations before income taxes.

Corporate interest income and other income and expense was $885 of income for the six months ended January 31, 2015 compared to $1,622 of income for the six months ended January 31, 2014. The $737 decrease is due to a decrease in overall interest income of $242, primarily due to reduced interest income on notes receivable as a result of lower note balances. In addition, the market value appreciation on the Company’s deferred compensation plan assets was $267 in the current year as compared to appreciation of $609 in the prior year, an unfavorable decrease of $342.

The overall effective income tax rate for the six months ended January 31, 2015 was 31.1% compared with 31.6% for the six months ended January 31, 2014. The primary reason for the decrease in the effective income tax rate was the retroactive reinstatement of the federal research and development credit and other credits that occurred during the six months ended January 31, 2015. In addition, the effective income tax rates for the fiscal 2014 and fiscal 2015 periods were both impacted, to a similar extent, by various uncertain tax benefits that settled favorably.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2015 vs. the six months ended January 31, 2014:

	Six Months Ended January 31, 2015	% of Segment Net Sales	Six Months Ended January 31, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$701,530	51.0	$545,091	49.8	$156,439	28.7
Fifth Wheels	668,980	48.7	541,230	49.4	127,750	23.6
Other	4,358	0.3	9,006	0.8	(4,648)	(51.6)

Total Towables	$1,374,868	100.0	$1,095,327	100.0	$279,541	25.5

	Six Months Ended January 31, 2015	% of Segment Shipments	Six Months Ended January 31, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	35,208	68.7	26,397	65.8	8,811	33.4
Fifth Wheels	15,657	30.6	13,233	33.0	2,424	18.3
Other	377	0.7	458	1.2	(81)	(17.7)

Total Towables	51,242	100.0	40,088	100.0	11,154	27.8

% Increase (Decrease)
Impact of Change in Mix and Price on Net Sales:
Towables
Travel Trailers	(4.7)
Fifth Wheels	5.3
Other	(33.9)
Total Towables	(2.3)

The increase in total towables net sales of 25.5% compared to the prior year quarter resulted from a 27.8% increase in unit shipments and a 2.3% decrease in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the six months ended January 31, 2015 was 14.4% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 4.7% is primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period, which is partially attributable to recent acquisitions. The increase in the overall net price per unit within the fifth wheel product lines of 5.3% is primarily due to net price increases and changes in product mix since the comparable prior year period.

Cost of products sold increased $240,712 to $1,202,568, or 87.5% of towables net sales, for the six months ended January 31, 2015 compared to $961,856, or 87.8% of towables net sales, for the six months ended January 31, 2014. The change in material, labor, freight-out and warranty comprised $225,812 of the $240,712 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased slightly to 81.4% for the six months ended January 31, 2015 compared to 81.5% for the six months ended January 31, 2014. Total manufacturing overhead increased $14,900 with the increase in sales, but decreased as a percentage of towables net sales from 6.3% to 6.1%, as the increase in production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $38,829 to $172,300, or 12.5% of towables net sales, for the six months ended January 31, 2015 compared to $133,471, or 12.2% of towables net sales, for the six months ended January 31, 2014. The $38,829 increase was primarily due to the increase in net sales noted above.

Selling, general and administrative expenses were $75,282, or 5.5% of towables net sales, for the six months ended January 31, 2015 compared to $62,219, or 5.7% of towables net sales, for the six months ended January 31, 2014. The primary reason for the $13,063 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $7,751. Sales related travel, advertising and promotional costs also increased $2,000 in correlation with the sales and backlog increase. Legal, professional and related settlement costs also increased $895, and self-insured group insurance costs and repurchase costs both increased $668 each.

Towables income before income taxes was 6.5% of towables net sales for the six months ended January 31, 2015 compared to 5.9% of towables net sales for the six months ended January 31, 2014. The primary reason for this increase in percentage was the impact of the increase in towables net sales noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2015 vs. the six months ended January 31, 2014:

	Six Months Ended January 31, 2015	% of Segment Net Sales	Six Months Ended January 31, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$245,928	61.6	$198,998	58.5	$46,930	23.6
Class C	113,914	28.5	109,628	32.2	4,286	3.9
Class B	39,698	9.9	31,340	9.3	8,358	26.7

Total Motorized	$399,540	100.0	$339,966	100.0	$59,574	17.5

	Six Months Ended January 31, 2015	% of Segment Shipments	Six Months Ended January 31, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,750	56.0	2,083	49.4	667	32.0
Class C	1,825	37.1	1,856	44.0	(31)	(1.7)
Class B	340	6.9	277	6.6	63	22.7

Total Motorized	4,915	100.0	4,216	100.0	699	16.6

% Increase (Decrease)
Impact of Change in Mix and Price on Net Sales:
Motorized
Class A	(8.4)
Class C	5.6
Class B	4.0
Total Motorized	0.9

The increase in total motorized net sales of 17.5% compared to the prior year quarter resulted from a 16.6% increase in unit shipments and a 0.9% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 9.7% for the six months ended January 31, 2015 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 8.4% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales from a newer line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 5.6% is primarily due to changes in product mix and net price increases. Within the Class B product line, the increase in the overall net price per unit of 4.0% is due to a greater concentration of sales of higher priced models and net price increases.

Cost of products sold increased $54,248 to $352,175, or 88.1% of motorized net sales, for the six months ended January 31, 2015 compared to $297,927, or 87.6% of motorized net sales, for the six months ended January 31, 2014. The change in material, labor, freight-out and warranty comprised $50,703 of the $54,248 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased slightly to 83.4% compared to 83.2% for the prior year period. The increase in percentage is primarily due to the combination of assimilating an increasing labor force while expanding production lines and product offerings in the past year leading to an increase in the warranty percentage. Total manufacturing overhead increased $3,545 with the increase in sales volume and increased as a percentage of motorized net sales from 4.4% to 4.7%. The increase in percentage is primarily due to increased percentages in facility related costs as a result of facility expansions since the prior year period.

Motorized gross profit increased $5,326 to $47,365, or 11.9% of motorized net sales, for the six months ended January 31, 2015 compared to $42,039, or 12.4% of motorized net sales, for the six months ended January 31, 2014. The $5,326 increase in gross profit was due primarily to the impact of the 16.6% increase in unit sales volume noted above, while the decrease in gross profit as a percentage of motorized net sales was due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $20,380, or 5.1% of motorized net sales, for the six months ended January 31, 2015 compared to $17,434, or 5.1% of motorized net sales, for the six months ended January 31, 2014. The primary reason for the $2,946 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,059. Sales related travel, advertising and promotion costs also increased $488 in correlation with the increase in sales.

Motorized income before income taxes was 6.7% of motorized net sales for the six months ended January 31, 2015 and 7.2% of motorized net sales for the six months ended January 31, 2014. The primary reason for this decrease in percentage was the impact of the increase in the cost of products sold percentage noted above.

Financial Condition and Liquidity

As of January 31, 2015, we had $248,256 in cash and cash equivalents compared to $289,336 on July 31, 2014. The components of this $41,080 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to cash provided by operations of $53,162, less $28,824 paid for dividends, $46,350 of net cash paid for the acquisition of the CRV and DRV recreational vehicle businesses and $16,161 paid for capital expenditures.

Working capital at January 31, 2015 was $482,598 compared to $473,334 at July 31, 2014. Capital expenditures of $16,161 for the six months ended January 31, 2015 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We believe our cash and cash equivalents on hand and funds generated from operations will be sufficient to fund expected future operational requirements. We have relied on internally generated cash flows from operations to finance substantially all our growth. We may, however, consider debt to make an acquisition.

Our three main priorities for the use of current and future available cash include supporting and growing our core RV business, both organically and through acquisitions, maintaining and growing our regular dividends over time and strategic share repurchases or special dividends as determined by the Company’s Board.

In regard to supporting and growing our business, we anticipate additional capital expenditures in fiscal 2015 of approximately $25,000, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2015 was $53,162 as compared to net cash used in operating activities of $17,845 for the six months ended January 31, 2014. For the six months ended January 31, 2015, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision (benefit), gain on disposal of bus business and stock-based compensation) resulted in $83,473 of operating cash. The changes in working capital used $30,311 of operating cash during that period, primarily due to an increase in inventory in correlation with the increase in current sales and production levels and backlog. For the six months ended January 31, 2014, net income adjusted for non-cash items resulted in $69,366 of operating cash. Changes in working capital used $87,211 during that period, primarily due to a larger than usual increase in inventory due to increasing backlogs and inclement weather disrupting January 2014 production and shipments. In addition, required income tax payments also increased.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2015 was $63,970, primarily due to net cash of $46,350 paid for the acquisition of the CRV and DRV towable recreational vehicle businesses, capital expenditures of $16,161 and a final purchase price adjustment payment of $2,915 related to the fiscal 2014 acquisition of the KZ towable recreational vehicle business. Net cash provided by investing activities of $61,868 for the six months ended January 31, 2014 was primarily due to $100,000 in net cash consideration received from the sale of the bus business and $6,425 in proceeds received on notes receivable, partially offset by $16,769 and $16,718 of net cash consideration paid for the acquisitions of the Livin’ Lite and Bison towable recreational vehicle businesses, respectively, and capital expenditures of $12,671.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2015 was $30,272, primarily for regular quarterly cash dividend payments of $0.27 per share for each of the first two quarters of fiscal 2015 totaling $28,824. Net cash used in financing activities of $75,764 for the six months ended January 31, 2014 was also primarily for cash dividend payments of $77,800. The Company paid a regular quarterly $0.23 per share dividend in each of the first two quarters of fiscal 2014 totaling $24,510 and a special $1.00 per share dividend in November 2013 of $53,290. The Company increased its previous regular quarterly dividend of $0.23 per share to $0.27 per share in October 2014. In October 2013, the Company increased its previous regular quarterly dividend of $0.18 per share to $0.23 per share.

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

During the quarter ended January 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, except as noted below.

Relative strength of the U.S. dollar may impact sales

Although our sales to dealers are made in U.S. dollars, we have historically generated considerable sales in Canada. The current strength of the U.S. dollar relative to the Canadian dollar has impacted sales in Canada. Should the U.S. dollar remain strong or further strengthen relative to the Canadian dollar, sales will likely be negatively impacted.

Business acquisitions pose integration risks

Recent business acquisitions, including the most recent acquisition of CRV/DRV in the second quarter of fiscal 2015, and the merger of subsidiaries within Thor, pose a number of potential integration risks that may result in us experiencing negative consequences to our business, financial condition or results of operations. The transaction activity, the integration of recently acquired assets, operations and companies and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

•	Demands on management related to various transaction and integration activities;

•	The diversion of management’s attention from the management of daily operations to the integration of operations;

•	The assimilation and retention of employees;

•	The ability of the management teams at these entities to meet operational and financial expectations;

•	The integration of departments and systems, including accounting systems, technologies, books and records and procedures; and

•	The establishment or maintenance of uniform standards and controls, including internal accounting controls, procedures and policies.

ITEM 6. EXHIBITS

Exhibit	Description

10.1

Stock Purchase Agreement, dated January 5, 2015, by and among Heartland Recreational Vehicles, LLC and David E. Fought, Jeffrey D. Fought, Paul R. Corman, Robert L. Tiedge, John J. Mohamed, E. Dale Fenton, Dan E. Van Liew, Sidnaw Corporation, and Laure R. Cunningham*

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

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

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 5, 2015	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: March 5, 2015	/s/ Colleen Zuhl
Colleen Zuhl
Vice President and Chief Financial Officer