Form 10-Q
period 2015-04-30
THOR INDUSTRIES INC
filed 2015-06-04
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2015.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes       ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/31/2015
Common stock, par value
$ .10 per share	52,394,563 shares

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1.	FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$259,418	$289,336
Accounts receivable, trade, less allowance for doubtful accounts of $509 and $348, respectively	339,889	264,927
Accounts receivable, other	18,256	14,866
Inventories	256,556	216,354
Notes receivable	8,549	1,429
Prepaid income taxes, expenses and other	9,039	5,740
Deferred income taxes, net	56,157	51,397

Total current assets	947,864	844,049

Property, plant and equipment, net	192,814	169,862

Other assets:
Goodwill	269,651	256,579
Amortizable intangible assets	128,327	119,783
Long-term notes receivable	601	8,992
Other	11,005	9,453

Total other assets	409,584	394,807

TOTAL ASSETS	$1,550,262	$1,408,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,392	$164,619
Accrued liabilities:
Compensation and related items	51,853	43,888
Product warranties	107,758	94,938
Income and other taxes	14,554	18,468
Promotions and rebates	19,921	17,474
Product, property and related liabilities	12,142	12,928
Other	17,021	18,400

Total current liabilities	421,641	370,715

Unrecognized income tax benefits	18,738	23,689
Deferred income taxes, net	21,361	19,388
Other long-term liabilities	19,738	17,229

Total long-term liabilities	59,837	60,306

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,306,037 and 62,210,429 shares, respectively	6,231	6,221
Additional paid-in capital	213,959	208,501
Retained earnings	1,117,609	1,030,428
Less treasury shares of 8,911,474 and 8,880,877, respectively, at cost	(269,015)	(267,453)

Total stockholders’ equity	1,068,784	977,697

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,550,262	$1,408,718

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales	$1,174,255	$1,046,823	$2,948,663	$2,482,116
Cost of products sold	1,007,654	904,743	2,562,397	2,164,526

Gross profit	166,601	142,080	386,266	317,590
Selling, general and administrative expenses	68,940	56,953	181,231	149,060
Amortization of intangible assets	3,950	3,102	11,606	9,166
Impairment charges	—	—	—	710
Interest income	287	314	994	1,215
Interest expense	—	—	1	7
Other income, net	563	409	982	1,229

Income from continuing operations before income taxes	94,561	82,748	195,404	161,091
Income taxes	31,009	27,623	62,384	52,354

Net income from continuing operations	63,552	55,125	133,020	108,737
Income (loss) from discontinued operations, net of income taxes	(707)	(3)	(2,602)	3,685

Net Income	$62,845	$55,122	$130,418	$112,422

Weighted average common shares outstanding:
Basic	53,380,651	53,289,864	53,363,872	53,261,186
Diluted	53,495,499	53,385,364	53,461,470	53,345,644

Earnings per common share from continuing operations:
Basic	$1.19	$1.03	$2.49	$2.04
Diluted	$1.19	$1.03	$2.49	$2.04

Earnings (loss) per common share from discontinued operations:
Basic	$(0.01)	$—	$(0.05)	$0.07
Diluted	$(0.02)	$—	$(0.05)	$0.07

Earnings per common share:
Basic	$1.18	$1.03	$2.44	$2.11
Diluted	$1.17	$1.03	$2.44	$2.11

Regular dividends paid per common share	$0.27	$0.23	$0.81	$0.69
Special dividend paid per common share	$—	$—	$—	$1.00

Net income	$62,845	$55,122	$130,418	$112,422
Unrealized appreciation on investments, net of income tax	—	—	—	22

Comprehensive income	$62,845	$55,122	$130,418	$112,444

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net income	$130,418	$112,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,442	9,462
Amortization of intangible assets	11,606	9,229
Impairment charges	—	710
Deferred income tax provision (benefit)	(2,787)	1,456
Gain on disposal of bus business	—	(7,079)
Gain on disposition of property, plant and equipment	(81)	(194)
Stock-based compensation expense	5,047	3,943
Excess tax benefits from stock-based awards	(114)	(796)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	(69,373)	(125,492)
Inventories	(27,541)	(79,362)
Prepaid income taxes, expenses and other	(4,466)	(1,890)
Accounts payable	30,136	29,401
Accrued liabilities	10,549	18,590
Other liabilities	(2,442)	(3,950)

Net cash provided by (used in) operating activities	91,394	(33,550)

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,014)	(19,431)
Proceeds from dispositions of property, plant and equipment	91	917
Proceeds from dispositions of investments	—	700
Proceeds from notes receivable	1,400	6,425
Proceeds from sale of bus business	—	105,043
Acquisitions, net of cash acquired	(49,265)	(33,683)
Transfer of cash to restricted account	—	(53,405)
Other	20	(660)

Net cash provided by (used in) investing activities	(76,768)	5,906

Cash flows from financing activities:
Regular cash dividends paid	(43,237)	(36,767)
Special cash dividend paid	—	(53,290)
Excess tax benefits from stock-based awards	114	796
Proceeds from issuance of common stock	141	2,491
Payments related to vesting of stock-based awards	(1,562)	(1,251)

Net cash used in financing activities	(44,544)	(88,021)

Net decrease in cash and cash equivalents	(29,918)	(115,665)
Cash and cash equivalents, beginning of period	289,336	236,601

Cash and cash equivalents, end of period	$259,418	$120,936

Supplemental cash flow information:
Income taxes paid	$74,062	$63,204
Interest paid	$1	$134

Non-cash transactions:
Capital expenditures in accounts payable	$625	$1,249

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except per share data)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (collectively, the “Company”), manufactures a wide range of recreational vehicles (“RVs”) at various manufacturing facilities located primarily in Indiana and Ohio. These products are sold to independent dealers primarily throughout the United States and Canada. See Note 16 to the Condensed Consolidated Financial Statements regarding the acquisition of a supplier to the RV and other industries made subsequent to the quarter ended April 30, 1015. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

As of April 30, 2015, the Company’s core business activities are comprised of two distinct operations, which include the design, manufacture and sale of both towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segment financial information for these two segments in Note 4 to the Condensed Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s bus operations which were sold during the three months ended October 31, 2013. The accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these bus operations as discontinued operations apart from the Company’s continuing recreational vehicle operations.

The July 31, 2014 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the nine months ended April 30, 2015 would not necessarily be indicative of the results for a full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recall liabilities, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and fair value determinations made for both intangible assets acquired and asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard as stated is effective for fiscal years, and the interim periods within those years, beginning on or after December 15, 2016. In April 2015, however, the FASB proposed a one year deferral of the effective date which is still under consideration. Absent this one year deferral, the standard is effective for the Company in its fiscal year 2018 beginning on August 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

2.	Acquisitions

Cruiser RV, LLC and DRV, LLC

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) through its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. The initial cash paid for this acquisition was $47,412, subject to adjustment, and was funded entirely from the Company’s cash on hand. This payment of $47,412, less the $1,062 of cash on hand at the acquisition date, resulted in initial net cash consideration of $46,350. Thus far, adjustments to increase the net cash consideration of $1,073 have been identified and are included in accounts payable in the April 30, 2015 Condensed Consolidated Balance Sheet. The $1,073 was based on the preliminary determination of the actual net assets as of the close of business on December 31, 2014, includes reimbursing the seller for the $1,062 of cash on hand at the acquisition date and was paid during the fourth quarter of fiscal 2015. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

The following table summarizes the fair values assigned to the CRV and DRV net assets acquired, which are based on internal and independent external valuations. Additional adjustments to certain accounts, such as acquired medical benefit liabilities, are possible but not expected to be material:

Cash	$1,062
Other current assets	22,175
Property, plant and equipment	4,533
Dealer network	14,300
Trademarks	5,400
Backlog	450
Goodwill	13,072
Current liabilities	(12,507)

Total fair value of net assets acquired	48,485
Less cash acquired	(1,062)

Total cash consideration for acquisition, less cash acquired	$47,423

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

K.Z., Inc.

On May 1, 2014, the Company closed on a Stock Purchase Agreement for the acquisition of all the outstanding capital stock of towable recreational vehicle manufacturer K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustment, which was funded entirely from the Company’s cash on hand. The final purchase price payment of $2,915, included in accounts payable as of July 31, 2014, was based on a final determination of actual net working capital as of the May 1, 2014 closing date and was paid during the first quarter of fiscal 2015. The $2,915 included reimbursing the seller for $996 of cash on hand at the acquisition date. KZ operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

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

The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013. Under the terms of the ASV SPA, the total cash consideration to be received was subject to adjustment based on changes in the carrying value of the net assets of the bus business between April 30, 2013 and October 20, 2013. The amount of the final net asset adjustment was determined through the completion of a post-close audit during the second quarter of fiscal 2014. Based on the final agreed-upon carrying value of the bus business net assets sold as of October 20, 2013, an additional $5,043 was collected from ASV in February 2014, representing the increase in bus net assets since April 30, 2013. As a result, net cash consideration received for the sale of the bus business totaled $105,043.

The Company recorded a pre-tax gain on the bus business sale of $7,079. The results of operations for the bus business, including the gain on the sale of the bus business, have been reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

The following table summarizes the results of discontinued operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
Discontinued Operations:	2015	2014	2015	2014

Net sales	$—	$—	$—	$83,903

Operating loss of discontinued operations	$(1,280)	$(716)	$(4,279)	$(5,280)
Pre-tax gain on disposal of discontinued business	—	—	—	7,079

Income (loss) before income taxes	(1,280)	(716)	(4,279)	1,799
Income tax benefit	(573)	(713)	(1,677)	(1,886)

Income (loss) from discontinued operations, net of taxes	$(707)	$(3)	$(2,602)	$3,685

The operating loss of discontinued operations for the three and nine months ended April 30, 2015 reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

As a result of the sale of the bus business, and in accordance with the ASV SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. As a result, the Company eliminated certain reserves associated with uncertain tax positions resulting in a net tax benefit of $1,883, which is included in the discontinued operations income tax benefit of $1,886 for the nine months ended April 30, 2014. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for these uncertain tax positions, but does not expect future losses under this guarantee to be material.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales:
Recreational vehicles:
Towables	$919,358	$800,737	$2,294,226	$1,896,064
Motorized	254,897	246,086	654,437	586,052

Total	$1,174,255	$1,046,823	$2,948,663	$2,482,116

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$83,771	$72,572	$173,390	$137,111
Motorized	19,853	17,669	46,821	42,305

Total recreational vehicles	103,624	90,241	220,211	179,416
Corporate	(9,063)	(7,493)	(24,807)	(18,325)

Total	$94,561	$82,748	$195,404	$161,091

			April 30, 2015	July 31, 2014
Total assets:
Recreational vehicles:
Towables			$995,488	$868,017
Motorized			207,201	170,251

Total recreational vehicles			1,202,689	1,038,268
Corporate			347,573	370,450

Total			$1,550,262	$1,408,718

5.	Earnings Per Common Share

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Weighted average common shares outstanding for basic earnings per share	53,380,651	53,289,864	53,363,872	53,261,186
Stock options, unvested restricted stock and restricted stock units	114,848	95,500	97,598	84,458

Weighted average common shares outstanding for diluted earnings per share	53,495,499	53,385,364	53,461,470	53,345,644

The Company excludes stock options, unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution. At April 30, 2015 and 2014, the Company had 25,290 and 20,318, respectively, of stock options, unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

6.	Inventories

Major classifications of inventories are:

	April 30, 2015	July 31, 2014
Raw materials	$136,492	$122,150
Chassis	44,096	45,231
Work in process	55,277	49,537
Finished goods	50,564	27,424

Total	286,429	244,342
Excess of FIFO costs over LIFO costs	(29,873)	(27,988)

Total inventories	$256,556	$216,354

Of the $286,429 and $244,342 of inventories at April 30, 2015 and July 31, 2014, all but $55,826 and $36,096, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $55,826 and $36,096 of inventories were valued on a first-in, first-out method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	April 30, 2015	July 31, 2014
Land	$24,696	$21,592
Buildings and improvements	198,731	175,611
Machinery and equipment	79,971	76,298

Total cost	303,398	273,501
Less accumulated depreciation	(110,584)	(103,639)

Property, plant and equipment, net	$192,814	$169,862

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

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life in Years at April 30, 2015	April 30, 2015		July 31, 2014
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks	9	$105,060	$34,641	$90,760	$27,102
Trademarks	20	49,282	6,973	43,882	5,479
Design technology and other intangibles	9	22,850	7,942	23,070	6,775
Non-compete agreements	2	4,710	4,019	4,710	3,283

Total amortizable intangible assets		$181,902	$53,575	$162,422	$42,639

Dealer networks are primarily amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis. The increase in amortizable intangible assets since July 31, 2014 is due to the acquisition of CRV and DRV, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2015	$15,615
For the fiscal year ending July 31, 2016	16,942
For the fiscal year ending July 31, 2017	14,681
For the fiscal year ending July 31, 2018	13,545
For the fiscal year ending July 31, 2019	12,198
For the fiscal year ending July 31, 2020	11,155
For the fiscal year ending July 31, 2021 and thereafter	55,797

$139,933

The change in the carrying value of goodwill from July 31, 2014 to April 30, 2015 is as follows:

Balance at July 31, 2014	$256,579
Acquisition of towables business	13,072

Balance at April 30, 2015	$269,651

All of the recorded goodwill at both April 30, 2015 and July 31, 2014 resides in the towable recreational vehicle segment.

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

Management engages an independent valuation firm to assist in its impairment assessments. The Company completed its annual impairment review as of April 30, 2015 and no impairment of goodwill was identified.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 16% of the Company’s continuing consolidated net sales for both the nine months ended April 30, 2015 and the nine months ended April 30, 2014. This dealer also accounted for 19% of the Company’s consolidated trade accounts receivable at April 30, 2015 and 21% at July 31, 2014. The loss of this dealer could have a significant effect on the Company’s business.

10.	Loan Transactions and Related Notes Receivable

In January 2009, the Company entered into two credit agreements, for $10,000 each, with Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust (the “Trust” and, together with each of the foregoing persons, the “January 2009 Loan Borrowers”). The final principal and interest payments on the first agreement were received in the second quarter of fiscal 2014 and the final principal and interest payments on the second agreement were received in fiscal 2012.

In December 2009, the Company entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $6,000 of original principal is outstanding as of April 30, 2015 with the final payment due on August 30, 2015. All payments of principal and interest due to date have been paid in full.

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

The Company carries at fair value its investments in securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan—measured with Level 1 inputs. Deferred compensation plan asset balances of $10,582 and $8,973 were recorded as of April 30, 2015 and July 31, 2014, respectively, as components of other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are both reflected in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Beginning balance	$102,048	$84,134	$94,938	$84,250
Provision	31,995	24,383	88,225	65,576
Payments	(26,685)	(21,564)	(80,469)	(63,482)
Acquisitions	400	—	5,064	609

Ending balance	$107,758	$86,953	$107,758	$86,953

13.	Provision for Income Taxes

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

The overall effective income tax rate for the three months ended April 30, 2015 was 32.8% compared with 33.4% for the three months ended April 30, 2014. The primary reason for the decrease in the effective income tax rate was the favorable effective settlement of uncertain tax benefits that occurred in the three months ended April 30, 2015.

The overall effective income tax rate for the nine months ended April 30, 2015 was 31.9% compared with 32.5% for the nine months ended April 30, 2014. The primary reason for the decrease in the effective income tax rate was the retroactive reinstatement of the federal research and development credit and other credits that occurred during the nine months ended April 30, 2015. In addition, the effective income tax rates for the fiscal 2014 and fiscal 2015 periods were both impacted, to a similar extent, by various uncertain tax benefits that settled favorably.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine months ended April 30, 2015, the Company released $7,368 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2014 related to the effective settlement of various uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $3,762. The Company accrued $385 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2014 and recorded $90 of additional uncertain tax benefit reserve related to previous tax periods. For the three months ended April 30, 2015, the Company released $2,862 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2014 related to the effective settlement of various uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $1,375 and accrued $92 in interest and penalties.

The Company anticipates a decrease of approximately $3,640 in unrecognized tax benefits, and $690 in accrued interest and penalties related to unrecognized tax benefits recorded as of April 30, 2015, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. In addition, the Company is currently in the process of pursuing a variety of settlement alternatives with taxing authorities. It is reasonably possible that some of these settlements could be finalized in the next 12 months. If these settlements are finalized within the next 12 months, the gross unrecognized tax benefits may decrease $540 and related accrued interest and penalties may decrease $410. It is reasonably possible that some of these settlements will result in cash payments by the Company. Actual results may differ from these estimates.

Generally, fiscal years 2012, 2013 and 2014 remain open for federal income tax purposes and fiscal years 2011, 2012, 2013 and 2014 remain open for state and foreign income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently being audited by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010 and the state of Illinois for tax years ended July 31, 2011 and 2012. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Indiana and Illinois income tax returns in its liability for unrecognized tax benefits.

14.	Contingent Liabilities and Commitments and Legal Matters

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of April 30, 2015 and July 31, 2014 were $1,576,439 and $1,226,650, respectively. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $4,942 and $3,948 as of April 30, 2015 and July 31, 2014, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The table below reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Cost of units repurchased	$257	$598	$6,484	$1,047
Realization of units resold	244	526	5,405	916

Losses due to repurchase	$13	$72	$1,079	$131

The Company is also involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

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

Total expense recognized in the three months ended April 30, 2015 and April 30, 2014 for these restricted stock unit awards and other stock based compensation was $1,720 and $1,295, respectively, related entirely to continuing operations in both periods. Total expense recognized in the nine months ended April 30, 2015 and April 30, 2014 for these restricted stock unit awards and other stock based compensation was $5,047 and $3,943, respectively, which included $0 and $480, respectively, related to discontinued operations.

For the restricted stock units that vested during the nine month periods ended April 30, 2015 and April 30, 2014, a certain portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to stock-based awards for the nine months ended April 30, 2015 and April 30, 2014 totaled $1,562 and $1,251, respectively.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2014	$1,030,428
Net income	130,418
Dividends declared and paid	(43,237)

Balance as of April 30, 2015	$1,117,609

The dividends declared and paid total of $43,237 represents the regular quarterly dividend of $0.27 per share for each of the first three quarters of fiscal 2015.

16.	Subsequent Events

Acquisition

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”), a manufacturer of aluminum extrusion and specialized component products sold to RV and other manufacturers, for initial cash consideration of $144,315, subject to adjustment. The initial cash consideration was funded entirely from the Company’s cash on hand. The purchase price adjustment will be based on a final determination of the actual net assets as of the May 1, 2015 closing date and is expected to be finalized no later than early fiscal 2016. Postle will operate as an independent operation in the same manner as the Company’s other subsidiaries. Postle generated sales of approximately $220 million in calendar year 2014, which includes sales to certain Company subsidiaries.

The following table summarizes our preliminary approximation of the fair value of the net assets acquired:

Cash	$1,639
Accounts receivable	23,000
Inventories	34,000
Property, plant and equipment	26,000
Other assets	500
Goodwill and intangible assets	91,315
Current liabilities	(26,000)
Capital lease obligations	(4,500)

Total preliminary approximation of net assets acquired	145,954
Less cash acquired	(1,639)

Total preliminary cash consideration for acquisition, less cash acquired	$144,315

The determination of the fair values of the assets acquired and liabilities assumed, particularly the fair value of the individual intangible assets acquired, requires significant judgment. This fair value analysis and valuation has not yet been completed. We anticipate completing the fair value determinations by early fiscal 2016. The final fair value determinations may differ from the approximations reflected in the table above. The goodwill arising from the Postle acquisition will be assigned to a non-reportable segment and will be deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2015 acquisitions of both Postle and CRV/DRV had occurred at the beginning of fiscal 2014. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales	$1,223,333	$1,124,114	$3,137,484	$2,676,873
Net income	$64,834	$58,925	$140,174	$116,108
Basic earnings per common share	$1.21	$1.11	$2.63	$2.18
Diluted earnings per common share	$1.21	$1.10	$2.62	$2.18

Treasury Stock Purchase

The Company entered into a repurchase agreement, dated May 15, 2015 (the “May 15, 2015 Repurchase Agreement”), to purchase certain shares of its common stock from the Thompson Family Foundation (the “Foundation”) in a private transaction. Pursuant to the terms of the May 15, 2015 Repurchase Agreement, the Company purchased from the Foundation 1,000,000 shares of its common stock at a price of $60.00 per share, and held them as treasury stock, representing an aggregate purchase price of $60,000. The closing price of Thor common stock on May 15, 2015 was $61.29. The Foundation held shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. At the time of the repurchase transaction, Alan Siegel, a member of the board of directors of the Company (the “Board”), served as a director of the Foundation. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Foundation. The transaction was consummated on May 19, 2015, and the Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.9% of the Company’s issued and outstanding common stock immediately prior to the repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

The following discussion of our business relates primarily to ongoing operations.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. There can be no assurance that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential economic impact of rising interest rates, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, the impact of the divestiture of the Company’s bus business, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2014. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and through our operating subsidiaries have grown to be one of the largest manufacturers of recreational vehicles (“RVs”) in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our combined U.S. and Canadian RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 36.6% for the calendar quarter ended March 31, 2015. In the motorized segment of the RV industry, we have a combined U.S. and Canadian market share of approximately 26.1% for the calendar year ended March 31, 2015.

Our business model includes decentralized operating units, and we compensate operating management with a combination of cash and restricted stock units, based primarily upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. We generally do not finance dealers directly, but do provide industry customary repurchase agreements to certain of the dealers’ floor plan lenders.

Our growth has been achieved both organically and by acquisition. Our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and by acquisitions.

We have relied on internally generated cash flows from operations to finance substantially all of our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $29,014 for the nine months ended April 30, 2015 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

Recent Events

Subsequent to the end of the Company’s fiscal 2015 third quarter, the Company entered into a repurchase agreement, dated as of May 15, 2015 (the “May 15, 2015 Repurchase Agreement”), to purchase shares of its common stock from the Thompson Family Foundation (the “Foundation”) in a private transaction. Pursuant to the terms of the May 15, 2015 Repurchase Agreement, the Company purchased from the Foundation 1,000,000 shares of its common stock at a price of $60.00 per share, and held them as treasury stock, representing an aggregate purchase price of $60,000. The closing price of Thor common stock on May 15, 2015 was $61.29. The transaction was consummated on May 19, 2015, and the Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.9% of the Company’s issued and outstanding common stock immediately prior to the repurchase.

Also subsequent to the end of the Company’s fiscal 2015 third quarter, on May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”) for initial net cash consideration of $144,315, subject to adjustment. Postle is a manufacturer of aluminum extrusion and specialized component products for the RV and other markets, and will operate as an independent operation in the same manner as the Company’s other subsidiaries.

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) by its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. Cash consideration paid to date for this acquisition is $46,350, net of cash acquired. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand. RV dealer inventory of Thor products as of April 30, 2015 increased 23.2% to 81,335 units from 66,014 units as of April 30, 2014, partially attributable to acquisitions since the prior year. Thor’s backlog as of April 30, 2015 decreased 11.4% to $726,788 from $820,159 as of April 30, 2014, partially attributable to expanded facilities and production capacity since the prior year enhancing the Company’s ability to meet higher demand levels more quickly.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,			% Change
	2015	2014	Increase
Towable Units	85,111	78,846	6,265	7.9
Motorized Units	11,963	11,125	838	7.5

Total	97,074	89,971	7,103	7.9

According to the RVIA, calendar year 2015 shipments for towables and motorized units will approximate 333,000 and 47,000 units, respectively, which are 6.5% and 6.8% higher than the corresponding calendar year 2014 wholesale unit shipments. Travel trailers and fifth wheels are expected to account for 84% of all RV shipments in calendar year 2015. The outlook for calendar year 2015 growth in RV sales is based on rising consumer confidence, rising home and stock values, improved credit availability and continued gains in job and disposable income prospects.

Industry Retail Statistics

We believe that retail demand is the key to continued improvement in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,			% Change
	2015	2014	Increase
Towable Units	54,148	47,891	6,257	13.1
Motorized Units	8,984	8,076	908	11.2

Total	63,132	55,967	7,165	12.8

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar quarter ended March 31, 2015 and 2014 to correspond to the industry periods denoted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,		Increase (Decrease)	% Change
	2015	2014
Towable Units	30,880	25,038	5,842	23.3
Motorized Units	2,854	2,936	(82)	(2.8)

Total	33,734	27,974	5,760	20.6

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar quarter ended March 31, 2015 and 2014 to correspond to the industry periods denoted above (and adjusted to include results of acquisitions only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,			% Change
	2015	2014	Increase
Towable Units	19,226	16,343	2,883	17.6
Motorized Units	2,344	2,239	105	4.7

Total	21,570	18,582	2,988	16.1

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

To date, we have not experienced any unusual cost increases or supply constraints from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. We believe that the current supply of chassis used in our motorized RV production is adequate for current production levels and that available inventory would compensate for short-term changes in supply schedules if they occur.

Three Months Ended April 30, 2015 vs. Three Months Ended April 30, 2014

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Change Amount	% Change
NET SALES:
Recreational Vehicles
Towables	$919,358	$800,737	$118,621	14.8
Motorized	254,897	246,086	8,811	3.6

Total	$1,174,255	$1,046,823	$127,432	12.2

# OF UNITS:
Recreational Vehicles
Towables	34,417	29,479	4,938	16.8
Motorized	3,321	3,216	105	3.3

Total	37,738	32,695	5,043	15.4

		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT:
Recreational Vehicles
Towables	$134,388	14.6	$113,886	14.2	$20,502	18.0
Motorized	32,213	12.6	28,194	11.5	4,019	14.3

Total	$166,601	14.2	$142,080	13.6	$24,521	17.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$46,891	5.1	$38,287	4.8	$8,604	22.5
Motorized	12,360	4.8	10,519	4.3	1,841	17.5

Total Recreational Vehicles	59,251	5.0	48,806	4.7	10,445	21.4
Corporate	9,689	—	8,147	—	1,542	18.9

Total	$68,940	5.9	$56,953	5.4	$11,987	21.0

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$83,771	9.1	$72,572	9.1	$11,199	15.4
Motorized	19,853	7.8	17,669	7.2	2,184	12.4

Total Recreational Vehicles	103,624	8.8	90,241	8.6	13,383	14.8
Corporate	(9,063)	—	(7,493)	—	(1,570)	(21.0)

Total	$94,561	8.1	$82,748	7.9	$11,813	14.3

	As of April 30, 2015	As of April 30, 2014	Change Amount	% Change
ORDER BACKLOG:
Recreational Vehicles
Towables	$484,228	$548,522	$(64,294)	(11.7)
Motorized	242,560	271,637	(29,077)	(10.7)

Total	$726,788	$820,159	$(93,371)	(11.4)

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2015 increased $127,432, or 12.2%, compared to the three months ended April 30, 2014. Consolidated gross profit increased $24,521, or 17.3%, compared to the three months ended April 30, 2014. Consolidated gross profit was 14.2% of consolidated net sales for the three months ended April 30, 2015 and 13.6% for the three months ended April 30, 2014. Selling, general and administrative expenses for the three months ended April 30, 2015 increased 21.0% compared to the three months ended April 30, 2014. Income from continuing operations before income taxes for the three months ended April 30, 2015 was $94,561, as compared to $82,748 for the three months ended April 30, 2014, an increase of $11,813 or 14.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $1,542 to $9,689 for the three months ended April 30, 2015 compared to $8,147 for the three months ended April 30, 2014. The increase is primarily attributable to increased compensation costs, as bonuses increased $388 in correlation with the increase in income from continuing operations before income taxes and stock based compensation increased $425. In addition, costs related to our Corporate repurchase reserve required for vehicle repurchase commitments increased $550, primarily due to increased dealer inventory levels in the current year and a favorable adjustment in the prior year.

Corporate interest income and other income and expense was $626 of income for the three months ended April 30, 2015 compared to $654 of income for the three months ended April 30, 2014. The $28 decrease is primarily due to a decrease in overall interest income of $50, primarily due to reduced interest income on notes receivable as a result of lower note balances.

The overall effective income tax rate for the three months ended April 30, 2015 was 32.8% compared with 33.4% for the three months ended April 30, 2014. The primary reason for the decrease in the effective income tax rate was the favorable effective settlement of uncertain tax benefits that occurred in the three months ended April 30, 2015.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2015 vs. the three months ended April 30, 2014:

	Three Months Ended April 30, 2015	% of Segment Net Sales	Three Months Ended April 30, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$464,678	50.5	$379,419	47.4	$85,259	22.5
Fifth Wheels	452,948	49.3	413,844	51.7	39,104	9.4
Other	1,732	0.2	7,474	0.9	(5,742)	(76.8)

Total Towables	$919,358	100.0	$800,737	100.0	$118,621	14.8

	Three Months Ended April 30, 2015	% of Segment Shipments	Three Months Ended April 30, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	23,865	69.3	18,933	64.2	4,932	26.0
Fifth Wheels	10,354	30.1	10,184	34.5	170	1.7
Other	198	0.6	362	1.3	(164)	(45.3)

Total Towables	34,417	100.0	29,479	100.0	4,938	16.8

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers	(3.5)
Fifth Wheels	7.7
Other	(31.5)
Total Towables	(2.0)

The increase in total towables net sales of 14.8% compared to the prior year quarter resulted from a 16.8% increase in unit shipments and a 2.0% decrease in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended April 30, 2015 was 9.8% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 3.5% is primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period, which is partially attributable to recent acquisitions. The increase in the overall net price per unit within the fifth wheel product lines of 7.7% is primarily due to net price increases and changes in product mix since the comparable prior year period.

Cost of products sold increased $98,119 to $784,970, or 85.4% of towables net sales, for the three months ended April 30, 2015 compared to $686,851, or 85.8% of towables net sales, for the three months ended April 30, 2014. The change in material, labor, freight-out and warranty comprised $92,473 of the $98,119 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 80.0% for the three months ended April 30, 2015 compared to 80.3% for the three months ended April 30, 2014. Total manufacturing overhead increased $5,646 with the increase in sales, but decreased as a percentage of towables net sales from 5.5% to 5.4% as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $20,502 to $134,388, or 14.6% of towables net sales, for the three months ended April 30, 2015 compared to $113,886, or 14.2% of towables net sales, for the three months ended April 30, 2014. The $20,502 increase was primarily due to the increase in net sales noted above.

Selling, general and administrative expenses were $46,891, or 5.1% of towables net sales, for the three months ended April 30, 2015 compared to $38,287, or 4.8% of towables net sales, for the three months ended April 30, 2014. The primary reason for the $8,604 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $6,324. Sales related travel, advertising and promotional costs also increased $629 in correlation with the sales increase. Legal, professional and related settlement costs also increased $624.

Towables income before income taxes was 9.1% of towables net sales for both the three months ended April 30, 2015 and the three months ended April 30, 2014.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2015 vs. the three months ended April 30, 2014:

	Three Months Ended April 30, 2015	% of Segment Net Sales	Three Months Ended April 30, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$141,873	55.7	$133,430	54.2	$8,443	6.3
Class C	93,840	36.8	93,089	37.8	751	0.8
Class B	19,184	7.5	19,567	8.0	(383)	(2.0)

Total Motorized	$254,897	100.0	$246,086	100.0	$8,811	3.6

	Three Months Ended April 30, 2015	% of Segment Shipments	Three Months Ended April 30, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,573	47.4	1,471	45.7	102	6.9
Class C	1,583	47.7	1,576	49.0	7	0.4
Class B	165	4.9	169	5.3	(4)	(2.4)

Total Motorized	3,321	100.0	3,216	100.0	105	3.3

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(0.6)
Class C	0.4
Class B	0.4
Total Motorized	0.3

The increase in total motorized net sales of 3.6% compared to the prior year quarter resulted from a 3.3% increase in unit shipments and a 0.3% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 6.2% for the three months ended April 30, 2015 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 0.6% is primarily due to a slight shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales from a newer line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increases in the overall net price per unit within both the Class C and Class B product lines of 0.4% each are primarily due to changes in product mix.

Cost of products sold increased $4,792 to $222,684, or 87.4% of motorized net sales, for the three months ended April 30, 2015 compared to $217,892, or 88.5% of motorized net sales, for the three months ended April 30, 2014. The change in material, labor, freight-out and warranty comprised $4,756 of the $4,792 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 83.3% compared to 84.3% for the prior year period. The decrease in percentage is primarily due to improved labor and warranty costs percentages, as the combination of assimilating an increasing labor force while expanding production lines and product offerings a year ago led to increased labor and warranty costs in the prior year period. Total manufacturing overhead increased $36 but decreased as a percentage of motorized net sales from 4.2% to 4.1%.

Motorized gross profit increased $4,019 to $32,213, or 12.6% of motorized net sales, for the three months ended April 30, 2015 compared to $28,194, or 11.5% of motorized net sales, for the three months ended April 30, 2014. The $4,019 increase in gross profit was due primarily to the impact of the 3.3% increase in unit sales volume noted above, while the increase in gross profit as a percentage of motorized net sales was due to the increase in sales and the reduction in the costs of products sold percentage noted above.

Selling, general and administrative expenses were $12,360, or 4.8% of motorized net sales, for the three months ended April 30, 2015 compared to $10,519, or 4.3% of motorized net sales, for the three months ended April 30, 2014. The primary reason for the $1,841 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,334. Legal, professional and related settlement costs also increased $405.

Motorized income before income taxes was 7.8% of motorized net sales for the three months ended April 30, 2015 and 7.2% of motorized net sales for the three months ended April 30, 2014. The primary reason for this increase in percentage was the impact of the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

Nine Months Ended April 30, 2015 vs. Nine Months Ended April 30, 2014

	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014	Change Amount	% Change

NET SALES:
Recreational Vehicles
Towables	$2,294,226	$1,896,064	$398,162	21.0
Motorized	654,437	586,052	68,385	11.7

Total	$2,948,663	$2,482,116	$466,547	18.8

# OF UNITS:
Recreational Vehicles
Towables	85,659	69,567	16,092	23.1
Motorized	8,236	7,432	804	10.8

Total	93,895	76,999	16,896	21.9

		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT:
Recreational Vehicles
Towables	$306,688	13.4	$247,357	13.0	$59,331	24.0
Motorized	79,578	12.2	70,233	12.0	9,345	13.3

Total	$386,266	13.1	$317,590	12.8	$68,676	21.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational Vehicles
Towables	$122,173	5.3	$100,506	5.3	$21,667	21.6
Motorized	32,740	5.0	27,953	4.8	4,787	17.1

Total Recreational Vehicles	154,913	5.3	128,459	5.2	26,454	20.6
Corporate	26,318	—	20,601	—	5,717	27.8

Total	$181,231	6.1	$149,060	6.0	$32,171	21.6

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational Vehicles
Towables	$173,390	7.6	$137,111	7.2	$36,279	26.5
Motorized	46,821	7.2	42,305	7.2	4,516	10.7

Total Recreational Vehicles	220,211	7.5	179,416	7.2	40,795	22.7
Corporate	(24,807)	—	(18,325)	—	(6,482)	(35.4)

Total	$195,404	6.6	$161,091	6.5	$34,313	21.3

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2015 increased $466,547, or 18.8%, compared to the nine months ended April 30, 2014. Consolidated gross profit increased $68,676, or 21.6%, compared to the nine months ended April 30, 2014. Consolidated gross profit was 13.1% of consolidated net sales for the nine months ended April 30, 2015 and 12.8% for the nine months ended April 30, 2014. Selling, general and administrative expenses for the nine months ended April 30, 2015 increased 21.6% compared to the nine months ended April 30, 2014. Income from continuing operations before income taxes for the nine months ended April 30, 2015 was $195,404, as compared to $161,091 for the nine months ended April 30, 2014, an increase of $34,313 or 21.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $5,717 to $26,318 for the nine months ended April 30, 2015 compared to $20,601 for the nine months ended April 30, 2014. The increase is partially attributable to an increase of $1,832 related to the change in the portion of our actuarially determined worker’s compensation reserve recorded at the corporate level. This increase is largely due to the prior year period including a non-recurring favorable adjustment. Stock-based compensation also increased by $1,584 and bonuses increased by $1,103 in correlation with the increase in income from continuing operations before income taxes. In addition, expenses related to our Corporate repurchase reserve required for vehicle repurchase commitments has increased $875 due to increased dealer inventory levels and more repurchase activity this year compared to the prior year, which had unusually low activity.

Corporate interest income and other income and expense was $1,511 of income for the nine months ended April 30, 2015 compared to $2,276 of income for the nine months ended April 30, 2014. The $765 decrease is due to a decrease in overall interest income of $288, primarily due to reduced interest income on notes receivable as a result of lower note balances. In addition, the market value appreciation on the Company’s deferred compensation plan assets was $655 in the current year as compared to appreciation of $857 in the prior year, an unfavorable decrease of $202.

The overall effective income tax rate for the nine months ended April 30, 2015 was 31.9% compared with 32.5% for the nine months ended April 30, 2014. The primary reason for the decrease in the effective income tax rate was the retroactive reinstatement of the federal research and development credit and other credits that occurred during the nine months ended April 30, 2015. The effective income tax rates for the fiscal 2014 and fiscal 2015 periods were both impacted, to a similar extent, by various uncertain tax benefits that settled favorably.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2015 vs. the nine months ended April 30, 2014:

	Nine Months Ended April 30, 2015	% of Segment Net Sales	Nine Months Ended April 30, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$1,166,208	50.8	$924,510	48.8	$241,698	26.1
Fifth Wheels	1,121,928	48.9	955,074	50.4	166,854	17.5
Other	6,090	0.3	16,480	0.8	(10,390)	(63.0)

Total Towables	$2,294,226	100.0	$1,896,064	100.0	$398,162	21.0

	Nine Months Ended April 30, 2015	% of Segment Shipments	Nine Months Ended April 30, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	59,073	69.0	45,330	65.2	13,743	30.3
Fifth Wheels	26,011	30.4	23,417	33.7	2,594	11.1
Other	575	0.6	820	1.1	(245)	(29.9)

Total Towables	85,659	100.0	69,567	100.0	16,092	23.1

% Increase (Decrease)
Impact of Change in Mix and Price on Net Sales:
Towables
Travel Trailers	(4.2)
Fifth Wheels	6.4
Other	(33.1)
Total Towables	(2.1)

The increase in total towables net sales of 21.0% compared to the prior year period resulted from a 23.1% increase in unit shipments and a 2.1% decrease in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the nine months ended April 30, 2015 was 12.5% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 4.2% is primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period, which is partially attributable to recent acquisitions. The increase in the overall net price per unit within the fifth wheel product lines of 6.4% is primarily due to net price increases and changes in product mix since the comparable prior year period.

Cost of products sold increased $338,831 to $1,987,538, or 86.6% of towables net sales, for the nine months ended April 30, 2015 compared to $1,648,707, or 87.0% of towables net sales, for the nine months ended April 30, 2014. The change in material, labor, freight-out and warranty comprised $318,285 of the $338,831 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased slightly to 80.8% for the nine months ended April 30, 2015 compared to 81.0% for the nine months ended April 30, 2014. Total manufacturing overhead increased $20,546 with the increase in sales, but decreased as a percentage of towables net sales from 6.0% to 5.8%, as the increase in production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $59,331 to $306,688, or 13.4% of towables net sales, for the nine months ended April 30, 2015 compared to $247,357, or 13.0% of towables net sales, for the nine months ended April 30, 2014. The $59,331 increase was primarily due to the increase in net sales noted above.

Selling, general and administrative expenses were $122,173, or 5.3% of towables net sales, for the nine months ended April 30, 2015 compared to $100,506, or 5.3% of towables net sales, for the nine months ended April 30, 2014. The primary reason for the $21,667 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $14,131. Sales related travel, advertising and promotional costs also increased $2,623 in correlation with the sales increase. Legal, professional and related settlement costs also increased $1,519, self-insured group insurance costs increased $946 and repurchase costs increased $678.

Towables income before income taxes was 7.6% of towables net sales for the nine months ended April 30, 2015 compared to 7.2% of towables net sales for the nine months ended April 30, 2014. The primary reason for this increase in percentage was the impact of the increase in towables net sales, which resulted in the decrease in the cost of products sold percentage noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2015 vs. the nine months ended April 30, 2014:

	Nine Months Ended April 30, 2015	% of Segment Net Sales	Nine Months Ended April 30, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$387,801	59.3	$332,428	56.7	$55,373	16.7
Class C	207,754	31.7	202,717	34.6	5,037	2.5
Class B	58,882	9.0	50,907	8.7	7,975	15.7

Total Motorized	$654,437	100.0	$586,052	100.0	$68,385	11.7

	Nine Months Ended April 30, 2015	% of Segment Shipments	Nine Months Ended April 30, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	4,323	52.5	3,554	47.8	769	21.6
Class C	3,408	41.4	3,432	46.2	(24)	(0.7)
Class B	505	6.1	446	6.0	59	13.2

Total Motorized	8,236	100.0	7,432	100.0	804	10.8

% Increase (Decrease)
Impact of Change in Mix and Price on Net Sales:
Motorized
Class A	(4.9)
Class C	3.2
Class B	2.5
Total Motorized	0.9

The increase in total motorized net sales of 11.7% compared to the prior year quarter resulted from a 10.8% increase in unit shipments and a 0.9% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 8.4% for the nine months ended April 30, 2015 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 4.9% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to the prior year period. Increasing sales from a newer line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The increase in the overall net price per unit within the Class C product line of 3.2% is primarily due to changes in product mix. Within the Class B product line, the increase in the overall net price per unit of 2.5% is due to a greater concentration of sales of higher priced models and net price increases.

Cost of products sold increased $59,040 to $574,859, or 87.8% of motorized net sales, for the nine months ended April 30, 2015 compared to $515,819, or 88.0% of motorized net sales, for the nine months ended April 30, 2014. The change in material, labor, freight-out and warranty comprised $55,459 of the $59,040 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased slightly to 83.3% compared to 83.6% for the prior year period. Total manufacturing overhead increased $3,581 with the increase in sales volume and increased as a percentage of motorized net sales from 4.4% to 4.5%. The increase in percentage is primarily due to increased percentages in facility related costs as a result of facility expansions since the prior year period.

Motorized gross profit increased $9,345 to $79,578, or 12.2% of motorized net sales, for the nine months ended April 30, 2015 compared to $70,233, or 12.0% of motorized net sales, for the nine months ended April 30, 2014. The $9,345 increase in gross profit was due primarily to the impact of the 10.8% increase in unit sales volume noted above.

Selling, general and administrative expenses were $32,740, or 5.0% of motorized net sales, for the nine months ended April 30, 2015 compared to $27,953, or 4.8% of motorized net sales, for the nine months ended April 30, 2014. The primary reason for the $4,787 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $3,393. Sales related travel, advertising and promotion costs also increased $662 in correlation with the increase in sales.

Motorized income before income taxes was 7.2% of motorized net sales for both the nine months ended April 30, 2015 and the nine months ended April 30, 2014.

Financial Condition and Liquidity

As of April 30, 2015, we had $259,418 in cash and cash equivalents compared to $289,336 on July 31, 2014. The components of this $29,918 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to cash provided by operations of $91,394, less $43,237 paid for dividends, $49,265 of net cash related to the acquisitions of the KZ and CRV/DRV recreational vehicle businesses and $29,014 paid for capital expenditures.

Working capital at April 30, 2015 was $526,223 compared to $473,334 at July 31, 2014. Capital expenditures of $29,014 for the nine months ended April 30, 2015 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We believe our cash and cash equivalents on hand and funds generated from operations will be sufficient to fund expected future operational requirements, as well as the subsequent events discussed in Note 16 to the Condensed Consolidated Financial Statements related to the acquisition of Postle and the May 15, 2015 share repurchase. We have relied on internally generated cash flows from operations to finance substantially all our growth. We may, however, consider debt to make an acquisition.

Our three main priorities for the use of current and future available cash include supporting and growing our core RV business, both organically and through acquisitions, maintaining and growing our regular dividends over time and strategic share repurchases or special dividends as determined by the Company’s Board.

In regard to supporting and growing our business, we anticipate additional capital expenditures in fiscal 2015 of approximately $15,000, primarily for expanding our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2015 was $91,394 as compared to net cash used in operating activities of $33,550 for the nine months ended April 30, 2014. For the nine months ended April 30, 2015, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision (benefit), gain on disposal of bus business and stock-based compensation) resulted in $154,531 of operating cash. The changes in working capital used $63,137 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory in correlation with the increase in current sales and production levels.

For the nine months ended April 30, 2014, net income adjusted for non-cash items resulted in $129,153 of operating cash. Changes in working capital used $162,703 during that period, primarily due to a larger than usual increase in accounts receivable. This increase correlated with the seasonal increase in sales, but was also due to longer than usual delays in delivering units to dealers as a result of an elevated shortage of transportation company drivers during that time period. In addition, there was a seasonal increase in inventory correlating with the increase in sales, backlog and production levels.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2015 was $76,768, primarily due to cash paid of $46,350 (net of cash acquired) for the acquisition of the CRV and DRV towable recreational vehicle businesses, a final purchase price adjustment payment of $2,915 related to the fiscal 2014 acquisition of the KZ towable recreational vehicle business and capital expenditures of $29,014.

Net cash provided by investing activities for the nine months ended April 30, 2014 was $5,906, primarily due to $105,043 in cash consideration received from the sale of the bus business and $6,425 in proceeds received on notes receivable, partially offset by $53,405 transferred to a restricted cash account related to the then pending KZ business acquisition, $16,769 and $16,914 of net cash consideration paid for the acquisitions of the Livin’ Lite and Bison recreational vehicle businesses, respectively, and capital expenditures of $19,431.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2015 was $44,544, primarily for regular quarterly cash dividend payments of $0.27 per share for each of the first three quarters of fiscal 2015 totaling $43,237.

Net cash used in financing activities of $88,021 for the nine months ended April 30, 2014 was also primarily for cash dividend payments of $90,057. The Company paid a regular quarterly $0.23 per share dividend in each of the first three quarters of fiscal 2014 totaling $36,767 and a special $1.00 per share dividend in November 2013 of $53,290.

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

During the quarter ended April 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business acquisitions pose integration risks

Business acquisitions, including the acquisition of CRV/DRV in the second quarter of fiscal 2015 and Postle early in the fourth quarter of fiscal 2015, and the merger of subsidiaries within Thor, pose a number of potential integration risks that may result in us experiencing negative consequences to our business, financial condition or results of operations. The transaction activity, the integration of recently acquired assets, operations and companies and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

•	Demands on management related to various transaction and integration activities;

•	The diversion of management’s attention from the management of daily operations to the integration of operations;

•	The assimilation and retention of employees;

•	The ability of the management teams at these entities to meet operational and financial expectations;

•	The integration of departments and systems, including accounting systems, technologies, books and records and procedures

•	Potential loss of existing customers; and

•	The establishment or maintenance of uniform standards and controls, including internal accounting controls, procedures and policies.

Commodity price fluctuations

Commodity costs, including aluminum which is utilized extensively by our wholly owned subsidiary Postle that was acquired subsequent to April 30, 2015, are subject to price fluctuations outside of our control. The price of aluminum is typically influenced by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories), and the level of activity by financial investors. In addition, the price of aluminum is influenced by the supply of and demand for metal in a particular region and associated transportation costs. Similarly, other commodity prices such as steel are also subject to price fluctuations outside of our control. Pricing changes for aluminum and steel, and the level of aluminum and steel inventory maintained by the Company, may ultimately impact gross margins.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Membership Interest Purchase Agreement, dated May 1, 2015, by and among Thor Industries, Inc. and Postle Aluminum Company, LLC*

10.2	Stock repurchase agreement, dated as of May 15, 2015, by and between Thor Industries, Inc. and The Thompson Family Foundation, Inc.

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

*

The schedules and exhibits referenced in the Membership Interest Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 4, 2015	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: June 4, 2015	/s/ Colleen Zuhl
Colleen Zuhl
Vice President and Chief Financial Officer