Form 10-K
period 2015-07-31
THOR INDUSTRIES INC
filed 2015-09-21
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015, Commission File Number 1-9235

or

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2015 was $2,513,605,014 based on the closing price of the registrant’s common shares on January 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2014 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 4, 2015 was 52,394,563.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

ITEM 1. BUSINESS

The following discussion of our business solely relates to ongoing operations.

General Development of Business

Our company was founded in 1980 and, through its subsidiaries, manufactures a wide range of recreational vehicles (“RVs”) in the United States and sells those vehicles primarily in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 601 East Beardsley Avenue, Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

Our principal recreational vehicle and other operating subsidiaries are Airstream, Inc. (“Airstream”), CrossRoads RV (“CrossRoads”), Thor Motor Coach, Inc. (“Thor Motor Coach”), Keystone RV Company (“Keystone”), Heartland Recreational Vehicles, LLC (“Heartland”), Livin’ Lite RV, Inc. (“Livin’ Lite”), Bison Coach (“Bison”), K.Z., Inc. (“KZ”) and Postle Operating, LLC (“Postle”).

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

On May 1, 2014, the Company acquired all the outstanding capital stock of towable recreational vehicle manufacturer KZ for initial cash consideration paid in fiscal 2014 of $52,409, net of cash acquired, and a working capital adjustment of $2,915 paid in the first quarter of fiscal 2015, resulting in total net cash consideration of $55,324. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) by its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. Cash consideration paid for this acquisition was $47,523, net of cash acquired. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”) for cash consideration paid in fiscal 2015 of $144,048, net of cash acquired. Postle is a manufacturer of aluminum extrusion and specialized component products for the RV and other markets, and will operate as an independent operation in the same manner as the Company’s other subsidiaries.

On May 15, 2015, the Company entered into a repurchase agreement (the “May 15, 2015 Repurchase Agreement”), to purchase shares of its common stock from the Thompson Family Foundation (the “Foundation”) in a private transaction. Pursuant to the terms of the May 15, 2015 Repurchase Agreement, the Company purchased from the Foundation 1,000,000 shares of its common stock at a price of $60.00 per share, and held them as treasury stock, representing an aggregate purchase price of $60,000. The closing price of Thor common stock on May 15, 2015 was $61.29. The transaction was consummated on May 19, 2015, and the Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.9% of the Company’s issued and outstanding common stock immediately prior to the repurchase.

Discontinued Operations

On July 31, 2013, we entered into a definitive Stock Purchase Agreement and sold our bus business to Allied Specialty Vehicles, Inc. (“ASV”) for final cash consideration of $105,043. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the divestiture of the bus business, the results of operations of the bus business are reported as income from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2015, 2014, and 2013. Discontinued operations also reflect the results of the ambulance product line through the date of its sale on April 30, 2013. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for further information.

Recreational Vehicles

Thor, through its operating subsidiaries, is one of the largest manufacturers of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. and other reported data.

Airstream

Our Airstream subsidiary manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream International, Classic Limited, Sport, Flying Cloud, Land Yacht and Eddie Bauer. Airstream also sells the Interstate and Autobahn Class B motorhomes.

CrossRoads

Our CrossRoads subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Sequoia, Cameo, Elevation, Cruiser, ReZerve, Sunset Trail and Zinger and luxury fifth wheels under the trade names Redwood and Carriage.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Windsport, Chateau, Challenger, Tuscany, Outlaw, Axis, Vegas, Palazzo and A.C.E.

Keystone

Our Keystone subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Laredo, Alpine, Bullet, Fuzion, Raptor, Passport, Cougar, Coleman, Kodiak, Aspen Trail and Voltage.

Heartland

Our Heartland subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Sundance, Elk Ridge, Trail Runner, Cyclone, Prowler, Wilderness, Shadow Cruiser and Fun Finder and luxury fifth wheels under the trade names D Mobile Suites and Fullhouse.

Livin’ Lite

Our Livin’ Lite subsidiary manufactures and sells advanced lightweight travel trailers and specialty products under trade names such as Camplite and Quicksilver as well as certain private label names.

Bison

Our Bison subsidiary manufactures and sells equestrian recreational vehicle products with living quarters under trade names such as Premiere, Silverado, Ranger, Laredo, Trail Boss and Trail Hand.

KZ

Our KZ subsidiary manufactures and sells conventional travel trailers and fifth wheels under trade names such as Sportsmen, Vision, Spree, MXT, Venom, Durango, SportTrek and Sonic.

Postle

Our Postle subsidiary manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Product Line Sales and Segment Information

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Bison, CrossRoads, Heartland (including its wholly-owned subsidiaries CRV and DRV), Keystone, KZ and Livin’ Lite. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

The operations of the Company’s Postle subsidiary, which was acquired May 1, 2015, are included in Other, which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towables and motorized segments, which are consummated at established arm’s length transfer prices consistent with the selling prices of extrusion components to third party customers.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
Towables	$3,096,405	77	$2,721,625	77	$2,650,253	82
Motorized	870,799	22	803,831	23	591,542	18

Total recreational vehicles	3,967,204	99	3,525,456	100	3,241,795	100
Other	56,594	1	–	–	–	–
Intercompany eliminations	(16,979)	–	–	–	–	–

Total	$4,006,819	100	$3,525,456	100	$3,241,795	100

Recreational Vehicles

Overview

We manufacture a wide variety of recreational vehicles in the United States and sell those vehicles primarily throughout the United States and Canada, as well as related parts and accessories. Recreational vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (“RVIA”). The principal types of towable recreational vehicles that we produce include conventional travel trailers and fifth wheels. In addition, we also produce truck and folding campers and equestrian and other specialty towable recreational vehicles, as well as Class A, Class C and Class B motorhomes.

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

We purchase in finished form many of the components used in the production of our recreational vehicles. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers. We believe that, except for chassis and certain key towable RV components sourced from one major supplier, substitute sources for raw materials and components are available with no material impact on our operations.

Our relationship with our chassis suppliers is similar to our other RV vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, chassis manufacturers resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are based on the volume of chassis previously purchased. Sales of motorhomes rely on these chassis and are affected accordingly. We have not experienced any recent unusual cost increases from our chassis suppliers.

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

Marketing and Distribution

We market our recreational vehicles through independent dealers located primarily throughout the United States and Canada. Each of our recreational vehicle operating subsidiaries maintains its own dealer organization, with some dealers carrying more than one of our product lines. As of July 31, 2015, there were approximately 2,100 dealerships carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers with which we work provide us with valuable information on customer preferences and the quality and marketability of our products. Additionally, by maintaining substantially separate dealer networks for each of our subsidiaries, our products are targeted to be competing against competitors’ products in similar price ranges rather than against our other products.

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

One of our dealers, FreedomRoads, LLC, accounted for 17% of our continuing consolidated net sales in fiscal 2015, 2014 and 2013. This dealer also accounted for 22% of the Company’s consolidated trade accounts receivable at July 31, 2015 and 21% at July 31, 2014.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed, and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company. The losses incurred due to repurchase were $1,265, $288 and $906 in fiscal 2015, 2014 and 2013, respectively.

Backlog

As of July 31, 2015, the backlog for towable and motorized recreational vehicle orders was $304,005 and $269,961, respectively, compared to $296,828 and $241,246, respectively, at July 31, 2014. Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreational vehicle business our manufacturing time is relatively short. The existing backlog of towable and motorized recreational vehicles is expected to be filled in fiscal 2016.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Product Warranties

We generally provide retail purchasers of our recreational vehicles with a one-year limited warranty against defects in materials and workmanship with longer warranties on certain structural components. The chassis and engines of our motorhomes are generally warranted for various periods in excess of one year by their manufacturers.

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

Competition

The recreational vehicle industry is generally characterized by ease of entry. The recreational vehicle market is intensely competitive with a number of other manufacturers selling products that compete directly with our products. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles. There are approximately 70 RV manufacturers in the U.S. and Canada.

Our primary competitor within the towable segment is Forest River, Inc., while our primary competitors within the motorized segment are Winnebago Industries, Inc. and Forest River, Inc. We estimate that, in the aggregate, we are one of the largest recreational vehicle manufacturers in terms of both units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2015 our combined U.S. and Canadian market share for travel trailers and fifth wheels is approximately 37.1% and our combined U.S. and Canadian market share for motorhomes is approximately 24.6%.

Trademarks and Patents

We have registered United States trademarks, Canadian trademarks, certain international trademarks and licenses carrying the principal trade names and model lines under which our products are marketed. We hold and protect certain patents related to our business. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2015, we employed approximately 10,450 full-time employees in the United States, of which approximately 1,210 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information about Foreign and Domestic Operations and Export Sales

Export sales from our continuing operations, predominantly to Canada, were $465,642, $521,818 and $537,374 in fiscal 2015, 2014 and 2013, respectively, with the fiscal 2015 total being adversely impacted by the current strength of the U.S. dollar.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential economic impact of rising interest rates, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, the impact of the divestiture of the Company’s bus businesses, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the potential impact of the strengthening of the U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A. RISK FACTORS below.

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

The industry that we are engaged in is highly competitive, and we have numerous existing and potential competitors. The recreational vehicle industry is generally characterized by ease of entry. Competition is based upon price, design, value, quality, and service. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. We cannot assure you that existing or new competitors will not develop products that are superior to ours or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.

The industry in which we operate is centered in northern Indiana.

The majority of our operations are located in one region. The geographic centrality of the RV industry in northern Indiana creates certain risks, including:

●	Competition for workers skilled in the industry, especially during times of increasing RV production, may increase the cost of our labor or limit the speed at which we can expand production;

●

Employee retention and recruitment challenges, as employees with industry knowledge and experience are attracted to the most lucrative positions and their ability to change employers is relatively easy; and

●	Potential for greater adverse impact from natural disasters.

Our business is both seasonal and cyclical and this leads to fluctuations in sales, production and net income.

We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, demand in the recreational vehicle industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. Dealer demand and buying patterns may impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. Furthermore, from a longer-term perspective, the recreational vehicle industry is also cyclical in nature, and there can be substantial annual fluctuations in our production levels, shipments and operating results. Consequently, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific factors affecting our business include:

●	Overall consumer confidence and the level of discretionary consumer spending;

●	Industry demand;

●	Retail and wholesale buying patterns;

●	Dealer confidence and stocking levels;

●	General economic, market and political conditions, including war, terrorism and military conflict;

●	Demographics, such as the retirement of “baby boomers”;

●	Interest rates and the availability of credit;

●	Employment trends;

●	Global, domestic or regional financial turmoil;

●	Natural disasters;

●	Increases in raw material costs;

●	Relative or perceived cost, availability and comfort of recreational vehicle use versus other modes of travel, such as air travel, rail, etc.; and

●	Increases in real wages and disposable income of consumers and their willingness to make large discretionary purchases.

The loss of our largest dealer could have a significant effect on our business.

FreedomRoads, LLC accounted for 17% of our consolidated net sales for fiscal 2015. The loss of this dealer could have a significant adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

Fuel shortages, or high prices for fuel, could have a negative effect on sales of our recreational vehicles.

Gasoline or diesel fuel is required for the operation of our vehicles or the vehicles which tow our products. We cannot assure you that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel, have had a material adverse effect on the recreational vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.

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

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, two major financial flooring institutions held approximately 80% of our portion of our dealers’ total floored dollars outstanding at July 31, 2015.

In April 2015, General Electric (“GE”), announced its intention to sell the majority of GE Capital, including GE Commercial Distribution Finance, a major provider of floorplan financing for RV dealers. The ultimate outcome and impact of a sale or divestiture of GE Capital by GE is currently unknown.

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

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We cannot be certain that historical consumer preferences for our products in general, and recreational vehicles in particular, will remain unchanged. We believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Managing frequent product introductions and transitions poses inherent risks. Delays in the introduction or market acceptance of new models, designs or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, we cannot assure you that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

If the frequency and size of product liability and other claims against us increase, our business, results of operations and financial condition may be harmed.

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including, without limitation, wrongful death, personal injury and warranties. We generally self-insure our product liability and other claims and also purchase product liability and other insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. We have a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $500 to $7,500 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after March 31, 2015 is subject to the $500 SIR, while matters occurring after March 31, 2014 and through March 31, 2015 are subject to a $1,000 SIR.

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

The introduction of new models is critical to our future success. We may incur unexpected expenses, however, when we introduce new models. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product or may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings. Estimated warranty costs are provided at the time of product sale to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to our estimates could result in increased warranty reserves and expense.

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

For some of our components, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components at competitive prices which would decrease our margins. Some components are sourced from foreign sources and delays in obtaining these components could result in increased costs and decreased margins.

We depend on timely and sufficient delivery of components from our suppliers. Most components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities.

Primarily, this occurs in the case of 1) motorized chassis, where there are a limited number of chassis suppliers, and 2) windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where Drew Industries, Inc. (“Drew”) is a major supplier for these items within the RV industry.

The recreational vehicle industry as a whole has, from time to time, experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis. Historically, in the event of an industry-wide restriction of supply, suppliers have generally allocated chassis among us and our competitors based on the volume of chassis previously purchased. If certain suppliers were to discontinue the manufacturing of motorhome chassis, or if, as a group, our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of chassis suppliers, could have a material adverse effect on our sales. If the condition of the U.S. auto industry were to significantly deteriorate, this could also result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

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

In addition, certain RV components are sourced from foreign locations. Port, production or other delays could cause shortages of certain RV components or sub-components. This could result in increased cost related to alternative supplies or a potential decrease in our sales and earnings if alternatives are not readily available.

Finally, as is standard in the industry, arrangements with chassis and other suppliers are generally terminable at any time by either our Company or the supplier. If we cannot obtain an adequate supply of chassis or key components, this could result in a decrease in our sales and earnings.

Our products and services may experience quality problems from time to time that can result in decreased sales and gross margin and could harm our reputation.

Our products contain thousands of parts, many of which are supplied by a network of approved vendors. As with all of our competitors, defects may occur in our products, including those purchased from our vendors. We cannot assure you that we will detect all such defects prior to distribution of our products. In addition, although we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage, we cannot assure you that if a defect in a vendor supplied part were to occur that the vendor would have the ability to financially rectify the defect. Failure to detect defects in our products, including vendor supplied parts, could result in lost revenue, increased warranty and related costs and could harm our reputation.

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

Further, certain U.S. and foreign laws and regulations affect the Company’s activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export duties, tariffs, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations. The Company has instituted various and comprehensive policies and procedures to ensure compliance. However, we cannot assure you that employees, contractors, vendors or our agents will not violate such laws and regulations or the Company’s policies and procedures.

The Company currently benefits from certain tariffs applied to aluminum imported from China. Were such import tariffs to be lifted or allowed to lapse, the impact to our business is unknown.

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

Our business relies on information systems and other technology (“information systems”) to support our business operations, including but not limited to procurement, supply chain, manufacturing, design, distribution, invoicing and collection of payments. We use information systems to report and audit our operational results. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Our business processes and operations may, however, be negatively impacted in the event of substantial disruption of service. Further, misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws and damage to our reputation which could, in turn, have a negative impact on our results.

We may not be able to protect our intellectual property and may be subject to infringement claims.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights constitutes a significant part of our value. Our success depends, in part, on our ability to protect our intellectual property against dilution, infringement, and competitive pressure by defending our intellectual property rights. To protect our property rights, we rely on intellectual property laws of the U.S., Canada, and other countries, as well as contractual and other legal rights. We seek to acquire rights to intellectual property necessary for our operations. However, we cannot assure you that these measures will be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation. This could result in a diversion of resources. The inability to protect our intellectual property rights could result in competitors diluting our brands or manufacturing and marketing similar products which could adversely affect our market share and results of operations. Competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we receive or license. The loss of protection for our intellectual property could reduce the market value of our brands and our products and services, lower our profits, and could otherwise have a material adverse effect on our business, financial condition, cash flows or results of operation.

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

The development and expansion of certain products and models may require the re-configuration, relocation or expansion of certain production operations. Expansion may also involve the acquisition of existing manufacturing facilities that require upgrades and improvements or the need to build new manufacturing facilities. Such activities may be delayed or incur unanticipated costs which could have a material adverse effect on our operating results and financial condition. In addition, the start-up of operations in new facilities may incur unanticipated costs and inefficiencies which may adversely affect our profitability during the ramp up of production in those facilities.

The relative strength of the U.S. dollar may impact sales.

We have historically generated considerable sales in Canada and sales to Canadian dealers are made in U.S. dollars. The current strength of the U.S. dollar relative to the Canadian dollar has adversely impacted sales in Canada. Should the U.S. dollar remain strong or further strengthen relative to the Canadian dollar, sales will likely continue to be negatively impacted.

Business acquisitions pose integration risks.

Business acquisitions and the merger of subsidiaries within Thor, pose a number of potential integration risks that may result in us experiencing negative consequences to our business, financial condition or results of operations. The pace of transaction activity, the integration of recently acquired assets, operations and companies and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

●	Demands on management related to various transaction and integration activities;

●	The diversion of management’s attention from the management of daily operations to the integration of operations;

●	The assimilation and retention of employees;

●	The ability of the management teams at these entities to meet operational and financial expectations;

●	The integration of departments and systems, including accounting systems, technologies, books and records and procedures

●	Potential loss of existing customers; and

●	The establishment or maintenance of uniform standards and controls, including internal accounting controls, procedures and policies.

Commodity price fluctuations may impact operating results.

Commodity costs, including aluminum which is utilized extensively by certain of our subsidiaries, are subject to price fluctuations outside of our control. The price of aluminum is typically influenced by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories), and the level of activity by financial investors. In addition, the price of aluminum is influenced by the supply of and demand for metal in a particular region and associated transportation costs. Similarly, other commodity prices such as steel are also subject to price fluctuations outside of our control. Pricing changes for aluminum and steel, and the level of aluminum and steel inventory maintained by the Company, may ultimately adversely impact operating results.

Compliance with conflict mineral disclosure requirements creates additional compliance cost and may create reputational challenges.

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts by the Company to assess whether such minerals are used in our products in order to make the relevant required annual disclosures that began in May 2014. We have incurred costs and diverted internal resources to comply with these disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. Compliance costs are expected to continue in future periods. Further action or clarification from the SEC or a court regarding required disclosures could result in reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products and are required to make such disclosures.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. The Company monitors its policies, procedures and controls; however, we cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

Risks Relating To Our Company

Provisions in our charter documents and Delaware law may make it difficult for a third party to acquire our Company and could depress the price of our common stock.

Our Restated Certificate of Incorporation contains certain supermajority voting provisions that could delay, defer or prevent a change in control of our Company. These provisions could also make it more difficult for shareholders to elect directors, amend our Restated Certificate of Incorporation or take other corporate actions.

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

Our stock price may fluctuate in response to various conditions, many of which are beyond our control.

The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. If this volatility continues, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

●	Our development of new products and features or the development of new products and features by our competitors;

●	Development of new collaborative arrangements by us, our competitors or other parties;

●	Changes in government regulations applicable to our business;

●	Changes in investor perception of our business and/or management;

●	Changes in the global economic conditions or the general market conditions in our industry;

●	Occurrence of major catastrophic events;

●	Sale of our common stock held by certain equity investors or members of management; and

●

Fluctuations in our quarterly results may, particularly if unforeseen, cause us to miss investor expectations or independent analyst estimates which might result in analysts or investors changing their opinions and/or recommendations regarding our stock.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2015, we own or lease approximately 8,829,000 square feet of manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that these facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2015:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream) (A)(B)	Owned	9	417,000
Middlebury, IN (Keystone) (A)	Owned	1	91,000
Burley, ID (Keystone) (C)	Owned	5	162,000
Goshen, IN (Keystone) (A)	Owned	24	2,053,000
Nappanee, IN (Heartland) (A)	Owned	2	111,000
Elkhart, IN (Thor Motor Coach) (B)	Owned	13	711,000
Topeka, IN (CrossRoads) (A)	Owned	15	526,000
Topeka, IN (Livin’ Lite) (A)	Owned	1	234,000
Syracuse, IN (CrossRoads) (A)	Owned	3	139,000
Elkhart, IN (Heartland) (A)	Owned	17	910,000
Elkhart, IN (Heartland) (A)	Leased	2	166,000
Pendleton, OR (Keystone) (A)	Owned	4	395,000
Howe, IN (Heartland) (A)	Owned	2	223,000
Lagrange, IN (Heartland (A)	Leased	1	126,000
Shipshewana, IN (KZ) (A)	Owned	12	472,000
RV Subtotal		111	6,736,000

Other:
Cassopolis, MI (D)	Leased	4	270,000
Elkhart, IN (D)	Leased	4	389,000
Other Subtotal		8	659,000

Corporate:
Elkhart, IN (Corporate)	Owned	1	13,000
Milford, IN (utilized by Bison)	Owned	7	138,000
Elkhart, IN (utilized by Thor Motor Coach)	Owned	3	223,000
Wakarusa, IN (utilized by Keystone and Thor Motor Coach)	Owned	18	1,060,000
Corporate Subtotal		29	1,434,000

Total		148	8,829,000

(A)   Included in the towable recreational vehicles reportable segment.

(B)   Included in the motorized recreational vehicles reportable segment.

(C)   These locations are vacant and have been placed on the market.

(D)   Included in the other non-reportable segment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low market prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$54.95	$49.03	$59.94	$49.28
Second Quarter	59.00	52.02	57.51	50.92
Third Quarter	64.65	56.39	64.71	48.24
Fourth Quarter	63.14	53.60	61.82	52.24

Holders

As of September 4, 2015, the number of holders of record of the Common Stock was 160.

Dividends

In fiscal 2015, we paid a $0.27 per share dividend in each quarter. In fiscal 2014, we paid a $0.23 per share dividend in each quarter and a $1.00 special dividend in the second quarter.

The Company’s Board currently intends to continue quarterly cash dividend payments in the future. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors.

There are no limitations on the Company’s ability to pay dividends pursuant to any credit facility.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common shares during the quarter ended July 31, 2015:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 through May 31, 2015	1,000,000	$60.00	–	–
June 1 through June 30, 2015	–	–	–	–
July 1 through July 31, 2015	–	–	–	–

Total	1,000,000	$60.00	–	–

(1)

The Company entered into a repurchase agreement, dated May 15, 2015, to purchase 1,000,000 shares of its common stock at a price of $60.00 per share from the Thompson Family Foundation in a private transaction that did not involve a publicly announced plan or program.

There were no purchases of equity securities in the first three quarters of fiscal 2015.

Equity Compensation Plan Information – see ITEM 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2015	2014(1)	2013(2)(3)	2012	2011(4)(5)(6)
Income statement data:
Net sales	$4,006,819	$3,525,456	$3,241,795	$2,639,798	$2,340,442
Net income from continuing operations	202,009	175,516	151,676	111,435	91,647
Net income	199,385	179,002	152,862	121,739	106,273
Earnings per common share from continuing operations:
Basic	3.80	3.29	2.86	2.07	1.66
Diluted	3.79	3.29	2.86	2.07	1.66
Earnings per common share:
Basic	3.75	3.36	2.88	2.26	1.92
Diluted	3.74	3.35	2.88	2.26	1.92
Dividends paid per common share	1.08	1.92	2.22	0.60	0.40
Balance sheet data:
Total assets	$1,503,248	$1,408,718	$1,328,268	$1,243,054	$1,198,070

(1)	Includes a special $1.00 per share dividend.

(2)

Includes non-cash goodwill and intangible asset impairments of $6,810 and $4,715, respectively, associated with a subsidiary in our discontinued bus business, and a non-cash long-lived asset impairment of $2,000 associated with a subsidiary in our towable segment.

(3)	Includes a special $1.50 per share dividend.

(4)	Includes non-cash trademark impairments of $2,036 and $1,430 for trademarks associated with subsidiaries in our motorized segment and discontinued bus business, respectively.

(5)	Includes expenses of $6,333 attributable to legal and professional fees in connection with the Heartland acquisition and costs associated with the resolution of an SEC matter.

(6)	Includes a gain on the involuntary conversion of assets of $9,417 related to the fiscal 2010 fire at a subsidiary in our discontinued bus business.

The footnote items noted above related to the discontinued bus business would only impact the net income and earnings per common share totals in the chart above.

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

Executive Overview

We were founded in 1980 and have grown to be one of the largest manufacturers of RVs in North America. Our combined U.S. and Canadian market share in the travel trailer and fifth wheel portion of the towable segment is approximately 37.1% for the calendar year to date period ended June 30, 2015. In the motorized segment of the RV industry, we have a combined U.S. and Canadian market share of approximately 24.6% for the calendar year to date period ended June 30, 2015.

Our business model includes decentralized operating units and we compensate operating management primarily with cash, based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management, marketing and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.

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

We generally rely on internally generated cash flows from continuing operations to finance our growth. Capital expenditures of $42,283 in fiscal 2015 were made primarily for land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

Discontinued Operations

On July 31, 2013, we entered into a definitive Stock Purchase Agreement to sell our bus business to Allied Specialty Vehicles, Inc. (“ASV”) and received $105,043 in final cash consideration from the sale. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the sale, the results of operations of the bus business are reported as income from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2015, 2014, and 2013. Discontinued operations also reflect the results of the ambulance product line, through the date of its sale on April 30, 2013. See Note 3, “Discontinued Operations”, in the Notes to the Consolidated Financial Statements for further information. The following table summarizes the results of discontinued operations:

	2015	2014	2013
Net sales	$–	$83,903	$448,385

Operating income (loss) of discontinued operations	$(4,791)	$(5,735)	$12,080
Pre-tax gain on disposal of discontinued business	–	7,079	–
Impairment charges	–	–	11,525

Income (loss) before income taxes	(4,791)	1,344	555
Income tax benefit	2,167	2,142	631

Income (loss) from discontinued operations, net of taxes	$(2,624)	$3,486	$1,186

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

On May 1, 2014, the Company acquired all the outstanding capital stock of towable recreational vehicle manufacturer KZ for initial cash consideration paid in fiscal 2014 of $52,409, net of cash acquired, and a working capital adjustment of $2,915 paid in the first quarter of fiscal 2015, resulting in total net cash consideration of $55,324. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) by its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. Cash consideration paid for this acquisition was $47,523, net of cash acquired. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”) for cash consideration paid in fiscal 2015 of $144,048, net of cash acquired. Postle is a manufacturer of aluminum extrusion and specialized component products for the RV and other markets, and will operate as an independent operation in the same manner as the Company’s other subsidiaries.

On May 15, 2015, the Company entered into a repurchase agreement (the “May 15, 2015 Repurchase Agreement”), to purchase shares of its common stock from the Thompson Family Foundation (the “Foundation”) in a private transaction. Pursuant to the terms of the May 15, 2015 Repurchase Agreement, the Company purchased from the Foundation 1,000,000 shares of its common stock at a price of $60.00 per share, and held them as treasury stock, representing an aggregate purchase price of $60,000. The closing price of Thor common stock on May 15, 2015 was $61.29. The transaction was consummated on May 19, 2015, and the Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.9% of the Company’s issued and outstanding common stock immediately prior to the repurchase.

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

We believe our dealer inventory is at appropriate levels for seasonal consumer demand, with dealers remaining optimistic yet pragmatic in advance of the RV Open House in September 2015. RV dealer inventory of Thor products as of July 31, 2015 increased 5.8% to approximately 67,700 units from approximately 64,000 units as of July 31, 2014. Thor’s RV backlog as of July 31, 2015 increased 6.7% to $573,966 from $538,074 as of July 31, 2014.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through June 30,
	2015	2014	Increase	Change
Towables - Units	177,939	168,737	9,202	5.5%
Motorized - Units	24,714	23,328	1,386	5.9%

Total	202,653	192,065	10,588	5.5%

In August 2015, the RVIA forecasted that calendar year 2015 wholesale shipments for all RV categories will total 373,700 units, a 4.7% increase over calendar year 2014, with most of the 2015 unit growth expected in travel trailers and fifth wheels. Calendar year 2015 motorized unit shipments are forecasted to increase 6.8% over calendar year 2014. Travel trailers and fifth wheels are expected to account for 84% of all RV shipments in 2015. The outlook for calendar 2015 growth in RV sales is based on modestly rising consumer confidence and home values, improved credit availability, continued slow gains in job and income prospects and the impact of the current stronger U.S dollar on Canadian sales as well as other global economic risks. RVIA has also forecasted that 2016 calendar year shipments for all categories will total 383,100 units, a 2.5% increase from the expected calendar year 2015 wholesale shipments.

Industry Retail Statistics – Calendar YTD

We believe that retail demand is the key to continued growth in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc., are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through June 30,
	2015	2014	Increase	Change
Towables - Units	170,347	153,239	17,108	11.2%
Motorized - Units	22,905	20,587	2,318	11.3%

Total	193,252	173,826	19,426	11.2%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments, for the calendar year periods through June 30, 2015 and 2014, (using data to correspond to the industry periods denoted above) were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through June 30,
	2015	2014	Increase	Change
Towables - Units	64,803	57,602	7,201	12.5%
Motorized - Units	6,084	6,033	51	0.8%

Total	70,887	63,635	7,252	11.4%

Company Retail Statistics – Calendar YTD

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc. were as follows for the calendar year periods through June 30, 2015 and 2014 (to correspond to the industry periods denoted above, and adjusted to include results of acquisitions only from the date of acquisition forward):

	U.S. and Canada Retail Unit Registrations
	Calendar Year through June 30,
	2015	2014	Increase	Change
Towables - Units	61,021	54,249	6,772	12.5%
Motorized - Units	5,628	4,961	667	13.4%

Total	66,649	59,210	7,439	12.6%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Fiscal Year

For the fiscal years ended July 31, 2015 and 2014, the Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Fiscal Year Ended July 31,
	2015	2014	Increase	Change
Towables - Units	115,685	100,685	15,000	14.9%
Motorized - Units	10,858	10,219	639	6.3%

Total	126,543	110,904	15,639	14.1%

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

A positive future outlook for the RV segment is supported by favorable demographics, as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 78 million by 2025, 24% higher than in 2012 according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined as those currently between the ages of 18 and 33, consisted of more than 68 million people in 2014. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Younger RV consumers are generally attracted to lower and moderately priced entry-level travel trailers, as affordability is a key driver at this stage in their lives. As the first generation of the internet age, Millennials are more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation.

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

We have not experienced any recent unusual cost increases or supply constraints from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. We believe that the current supply of chassis used in our motorized RV production is adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

FISCAL 2015 VS. FISCAL 2014

	Fiscal 2015		Fiscal 2014		Change Amount	%
NET SALES
Recreational vehicles
Towables	$3,096,405		$2,721,625		$374,780	13.8
Motorized	870,799		803,831		66,968	8.3

Total recreational vehicles	3,967,204		3,525,456		441,748	12.5
Other	56,594		–		56,594	–
Intercompany eliminations	(16,979)		–		(16,979)	–

Total	$4,006,819		$3,525,456		$481,363	13.7

# OF UNITS
Recreational vehicles
Towables	115,685		100,685		15,000	14.9
Motorized	10,858		10,219		639	6.3

Total	126,543		110,904		15,639	14.1

	Fiscal 2015	% of Segment Net Sales	Fiscal 2014	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreational vehicles
Towables	$442,509	14.3	$375,163	13.8	$67,346	18.0
Motorized	111,625	12.8	95,233	11.8	16,392	17.2

Total recreational vehicles	554,134	14.0	470,396	13.3	83,738	17.8
Other	3,965	7.0	–	–	3,965	–
Intercompany eliminations	(554)	–	–	–	(554)	–

Total	$557,545	13.9	$470,396	13.3	$87,149	18.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational vehicles
Towables	$168,379	5.4	$142,346	5.2	$26,033	18.3
Motorized	44,859	5.2	37,979	4.7	6,880	18.1

Total recreational vehicles	213,238	5.4	180,325	5.1	32,913	18.3
Other	2,006	3.5	–	–	2,006	–
Corporate	35,647	–	28,387	–	7,260	25.6

Total	$250,891	6.3	$208,712	5.9	$42,179	20.2

INCOME (LOSS) BEFORE INCOME TAXES
Recreational vehicles
Towables	$259,092	8.4	$221,123	8.1	$37,969	17.2
Motorized	66,746	7.7	57,277	7.1	9,469	16.5

Total recreational vehicles	325,838	8.2	278,400	7.9	47,438	17.0
Other	1,424	2.5	–	–	1,424	–
Intercompany eliminations	(554)	–	–	–	(554)	–
Corporate	(33,813)	–	(25,581)	–	(8,232)	(32.2)

Total	$292,895	7.3	$252,819	7.2	$40,076	15.9

ORDER BACKLOG	As of July 31, 2015		As of July 31, 2014		Change Amount	%
Recreational vehicles
Towables	$304,005		$296,828		$7,177	2.4
Motorized	269,961		241,246		28,715	11.9

Total	$573,966		$538,074		$35,892	6.7

CONSOLIDATED

Consolidated net sales for fiscal 2015 increased $481,363, or 13.7%, compared to fiscal 2014. The fiscal 2015 acquisitions of CRV/DRV and Postle, coupled with the fiscal 2014 acquisition of KZ, which had twelve months of operations in fiscal 2015 as compared to three months in fiscal 2014 from the date of acquisition, accounted for $258,885 of the $481,363 increase. Consolidated gross profit for fiscal 2015 increased $87,149, or 18.5%, compared to fiscal 2014. Consolidated gross profit was 13.9% of consolidated net sales for fiscal 2015 compared to 13.3% of consolidated net sales for fiscal 2014. Selling, general and administrative expenses for fiscal 2015 increased 20.2% compared to fiscal 2014. Income before income taxes for fiscal 2015 was $292,895 as compared to $252,819 in fiscal 2014, an increase of 15.9%. The specifics on the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $7,260 to $35,647 for fiscal 2015 compared to $28,387 for fiscal 2014. The increase is partially attributable to a net increase of $1,670 related to the changes in the portion of our actuarially determined workers’ compensation and product liability reserves recorded at the corporate level. This increase is partially due to the prior year period including a non-recurring favorable adjustment. Stock-based compensation also increased by $2,025, as fiscal 2015 expense included the equivalent of a full year of vested stock awards as compared to two-thirds of a year in fiscal 2014 as most stock awards vest ratably over three years. Bonuses also increased by $1,407 in correlation with the increase in income from continuing operations before income taxes. In addition, legal and professional fees also increased $1,900, partly attributable to initial costs incurred related to the development of long-term strategic growth initiatives and for management retention and succession training seminars.

Corporate interest income and other income and expense was $1,834 of income for fiscal 2015 compared to $2,806 of income for fiscal 2014. The $972 decrease in income is due partly to a decrease in overall interest income of $351, primarily due to reduced interest income on notes receivable as a result of lower note balances. In addition, the market value appreciation on the Company’s deferred compensation plan assets was $724 in the current year as compared to appreciation of $1,028 in the prior year, a decrease of $304.

The overall annual effective tax rate for fiscal 2015 was 31.0% on $292,895 of income before income taxes, compared to 30.6% on $252,819 of income before income taxes for fiscal 2014. The primary reason for the increase in the overall effective income tax rate was the larger amount of uncertain tax positions that settled favorably in fiscal 2014 compared to fiscal 2015, partially offset by a tax benefit in fiscal 2015 from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014.

The changes in costs and price within our business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2015 vs. Fiscal 2014

	Fiscal 2015	% of Segment Net Sales	Fiscal 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers	$1,590,287	51.4	$1,349,246	49.6	$241,041	17.9
Fifth Wheels	1,498,531	48.4	1,349,707	49.6	148,824	11.0
Other	7,587	0.2	22,672	0.8	(15,085)	(66.5)

Total Towables	$3,096,405	100.0	$2,721,625	100.0	$374,780	13.8

	Fiscal 2015	% of Segment Net Sales	Fiscal 2014	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers	80,254	69.4	66,453	66.0	13,801	20.8
Fifth Wheels	34,684	30.0	33,031	32.8	1,653	5.0
Other	747	0.6	1,201	1.2	(454)	(37.8)

Total Towables	115,685	100.0	100,685	100.0	15,000	14.9

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:	% Increase (Decrease)
Towables
Travel Trailers	(2.9)
Fifth Wheels	6.0
Other	(28.7)
Total Towables	(1.1)

The increase in total towable net sales of 13.8% compared to the prior fiscal year resulted from a 14.9% increase in unit shipments and a 1.1% overall decrease in the impact of the change in the overall net price per unit and product mix. The fiscal 2015 acquisition of CRV/DRV, coupled with the fiscal 2014 acquisition of KZ, which had twelve months of operations in fiscal 2015 as compared to three months in fiscal 2014, accounted for $219,270 of the $374,780 increase in towables net sales and for 9,483 of the 15,000 increase in total towable unit sales.

The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the twelve month period ended July 31, 2015 was 8.4% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 2.9% is primarily due to mix, as sales in fiscal 2015 include a higher concentration of entry-level to mid-level product lines as compared to fiscal 2014, which is partially attributable to recent acquisitions. The increase in the overall net price per unit within the fifth wheel product lines of 6.0% is primarily due to changes in product mix, which is partly attributable to recent acquisitions, and net price increases. In fiscal 2015, the “Other “category consisted solely of truck and folding campers and other specialty towable recreational vehicles, which carry a significantly lower selling price than the park models which were produced in fiscal 2014 and included in Other.

Cost of products sold increased $307,434 to $2,653,896, or 85.7% of towable net sales, for fiscal 2015 compared to $2,346,462, or 86.2% of towable net sales, for fiscal 2014. The change in material, labor, freight-out and warranty comprised $283,228 of the $307,434 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 79.8% in fiscal 2015 from 80.4% in fiscal 2014. This 0.6% decrease as a percentage of towable net sales is primarily due to the favorable impact of net price increases in fiscal 2015 and a reduction in the material cost percentage to sales due in part to the retroactive reinstatement of tariff rebates on certain imported raw material products during the fourth quarter of fiscal 2015. Total manufacturing overhead increased $24,206 to $182,244 in fiscal 2015 compared to $158,038 in fiscal 2014 primarily as a result of the increase in sales volume.

Variable costs in manufacturing overhead increased $22,686 to $169,126 or 5.5% of towable net sales for fiscal 2015 compared to $146,440 or 5.4% of towable net sales for fiscal 2014. This increase as a percentage of towable net sales is primarily due to employee medical benefits and workers’ compensation costs. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $1,520 to $13,118 in fiscal 2015 from $11,598 in fiscal 2014 primarily due to facility expansions.

Towable gross profit increased $67,346 to $442,509, or 14.3% of towable net sales, for fiscal 2015 compared to $375,163, or 13.8% of towable net sales, for fiscal 2014. The increase in gross profit and gross profit percentage was due primarily to the 13.8% increase in towable net sales and the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $168,379, or 5.4% of towable net sales, for fiscal 2015 compared to $142,346, or 5.2% of towable net sales, for fiscal 2014. The primary reason for the $26,033 increase in selling, general and administrative expenses was increased towable net sales and towable income before income taxes, which caused related commissions, bonuses and other compensation to increase by $16,226. Sales related travel, advertising and promotion costs also increased $3,258 in correlation with the increase in sales. These two cost categories were also the primary reason for the increase in selling, general and administrative expense as a percentage of towable net sales. In addition, legal and professional fees and related settlement costs increased $2,321, self-insured employee medical costs increased $1,255 and vehicle repurchase costs increased $672.

Towable income before income taxes increased to 8.4% of towable net sales for fiscal 2015 from 8.1% of towable net sales for fiscal 2014. The primary factors for this increase in percentage were the impact of the 13.8% increase in towable net sales as well as the net price increases and the improvement in the cost of products sold percentage noted above, partially offset by the increased percentage of selling, general and administrative expenses discussed above.

Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2015 vs. Fiscal 2014

	Fiscal 2015	% of Segment Net Sales	Fiscal 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$517,318	59.4	$458,201	57.0	$59,117	12.9
Class C	273,171	31.4	275,190	34.2	(2,019)	(0.7)
Class B	80,310	9.2	70,440	8.8	9,870	14.0

Total Motorized	$870,799	100.0	$803,831	100.0	$66,968	8.3

	Fiscal 2015	% of Segment Net Sales	Fiscal 2014	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Motorized
Class A	5,698	52.5	4,975	48.7	723	14.5
Class C	4,476	41.2	4,629	45.3	(153)	(3.3)
Class B	684	6.3	615	6.0	69	11.2

Total Motorized	10,858	100.0	10,219	100.0	639	6.3

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:	% Increase (Decrease)
Motorized
Class A	(1.6)
Class C	2.6
Class B	2.8
Total Motorized	2.0

The increase in total motorized net sales of 8.3% compared to the prior fiscal year resulted from a 6.3% increase in unit shipments and a 2.0% overall increase in the impact of the change in the net price per unit resulting primarily from mix of product.

The overall market increase in unit shipments of motorhomes was 6.5% for the twelve month period ended July 31, 2015 compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the Class A product line of 1.6% is primarily due to a shift in the concentration of sales from the generally larger and more expensive diesel units to the more moderately priced gas units compared to a year ago. Increasing sales of a newer line of innovative product offerings of smaller, more moderately priced units that still offer many of the same amenities as larger models also contributed to the decrease. The modest increases in the overall net price per unit within both the Class C and Class B product line of 2.6% and 2.8%, respectively, are primarily due to changes in product mix and net price increases.

Cost of products sold increased $50,576 to $759,174, or 87.2% of motorized net sales, for fiscal 2015 compared to $708,598, or 88.2% of motorized net sales, for fiscal 2014. The change in material, labor, freight-out and warranty comprised $47,304 of the $50,576 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales decreased to 82.7% in fiscal 2015 from 83.7% in fiscal 2014. The decrease in percentage is due to the favorable impact of product mix changes and a reduction in the material cost percentage to sales due in part to the retroactive reinstatement of tariff rebates on certain imported raw material products during the fourth quarter of fiscal 2015. Labor and warranty cost percentages also decreased as the combination of assimilating an increasing labor force while expanding production lines and product offerings a year ago led to increased labor and warranty costs in the prior year. Total manufacturing overhead costs increased $3,272 to $38,759 in fiscal 2015 compared to $35,487 in fiscal 2014 primarily as a result of the increase in sales volume.

Variable costs in manufacturing overhead increased $2,515 to $35,060, or 4.0% of motorized net sales, for fiscal 2015 compared to $32,545, or 4.0% of motorized net sales, for fiscal 2014 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $757 to $3,699 in fiscal 2015 from $2,942 in fiscal 2014, reflecting additional costs due to facility expansions.

Motorized gross profit increased $16,392 to $111,625, or 12.8% of motorized net sales, for fiscal 2015 compared to $95,233, or 11.8% of motorized net sales, for fiscal 2014. The increase in the gross profit amount and gross profit percentage is attributable to the 8.3% increase in net sales and the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $44,859, or 5.2% of motorized net sales, for fiscal 2015 compared to $37,979, or 4.7% of motorized net sales, for fiscal 2014. The primary reason for the $6,880 increase, and the increase as a percentage of motorized net sales, was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,219. Sales related travel, advertising and promotion costs also increased $713 in correlation with the increase in sales. In addition, legal and professional fees and related settlement costs increased $982.

Motorized income before income taxes was 7.7% of motorized net sales for fiscal 2015 and 7.1% of motorized net sales for fiscal 2014. This increase in percentage is primarily attributable to the increase in gross profit percentage noted above, partially offset by the increase in selling, general and administrative expenses as a percentage of motorized net sales noted above.

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

Financial Condition and Liquidity

As of July 31, 2015, we had cash and cash equivalents of $183,478 compared to $289,336 on July 31, 2014. The components of the $105,858 decrease in fiscal 2015 are described in more detail below, but the decrease is primarily due to $247,860 of cash provided by operations being more than offset by cash uses of $194,486 for towable recreational vehicle and other business acquisitions, $42,283 for capital expenditures, $57,381 for cash dividends to our stockholders and $60,000 for the purchase of treasury stock.

Working capital at July 31, 2015 was $397,506 compared to $473,334 at July 31, 2014. Capital expenditures of $42,283 for the fiscal year ended July 31, 2015 were made primarily to purchase land and production buildings to expand our RV operations and to replace machinery and equipment used in the ordinary course of business.

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

In regard to supporting and growing our business, we anticipate capital expenditures in fiscal 2016 of approximately $50,000, primarily for the continued expansion of our recreational vehicle facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to applicable legal limitations and determination by the Board.

Operating Activities

Net cash provided by operating activities for fiscal 2015 was $247,860 as compared to net cash provided by operating activities of $149,261 for fiscal 2014 and cash provided of $145,066 for fiscal 2013. For fiscal 2015, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) resulted in $230,024 of operating cash. Changes in working capital provided $17,836 of operating cash during fiscal 2015, primarily due to a decrease in accounts receivable, which was largely attributable to the timing of shipments and quicker collections on accounts receivable at the fiscal year end compared to the prior year. The increase in cash generated from accounts receivable was partially offset by a reduction in accounts payable resulting from the timing of payments and reduced inventory purchases at fiscal year end as compared to the prior year.

For fiscal 2014, net income adjusted for non-cash items resulted in $198,664 of operating cash. Changes in working capital used $49,403 during that period, primarily due to increases in accounts receivable and inventory correlating with the increase in sales and backlog during the period.

For fiscal 2013, net income adjusted for non-cash items resulted in $183,499 of operating cash. Changes in working capital used $38,433 during that period, primarily due to increases in accounts receivable and inventory correlating with the increase in sales and backlog during the period.

Investing Activities

Net cash used in investing activities for fiscal 2015 was $234,968, primarily due to $144,048 and $47,523 of net cash consideration paid for the acquisitions of Postle and CRV/DRV, respectively, a final purchase price adjustment payment of $2,915 related to the fiscal 2014 acquisition of the KZ towable recreational vehicle business and capital expenditures of $42,283. The capital expenditures of $42,283 included approximately $37,000 for land and production building additions and improvements, as well as software system enhancements, with the remainder primarily to replace machinery and equipment used in the ordinary course of business.

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

Net cash used in investing activities for fiscal 2013 was $13,996, primarily for capital expenditures of $24,305 and $10,718 for the acquisitions of the discontinued Krystal and Federal Coach bus businesses, partially offset by proceeds from notes receivable of $7,000 and $12,051 in net proceeds from the disposition of the ambulance product line within our discontinued bus operations. The capital expenditures of $24,305 included approximately $18,700 for land, building and office additions and improvements with the remainder primarily to replace machinery and equipment used in the ordinary course of business.

Financing Activities

Net cash used in financing activities of $118,750 for fiscal 2015 was primarily related to the repurchase of a total of 1,000,000 shares of common stock of the Company for $60,000 and for cash dividend payments of $57,381. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees. The Company considered the repurchases of shares to be a good use of its cash and does not believe future liquidity will be negatively impacted. See Note 16 to our Consolidated Financial Statements contained elsewhere in this report for a description of the share repurchase transaction. The Company paid a regular quarterly $0.27 per share dividend in each of the four quarters of fiscal 2015 which totaled $57,381. The Company increased its previous regular quarterly dividend of $0.23 per share to $0.27 per share in October 2014. The Company increased its previous regular quarterly dividend of $0.18 per share to $0.23 per share in October 2013.

Net cash used in financing activities of $99,454 for fiscal 2014 was primarily for cash dividend payments of $102,314, which included a regular quarterly $0.23 per share dividend for each of the four quarters of fiscal 2014 and a special $1.00 per share dividend in November 2013.

Net cash used in financing activities of $113,111 for fiscal 2013 was primarily for cash dividend payments of $117,687, which included a regular quarterly $0.18 per share dividend for each of the four quarters of fiscal 2013 and a special $1.50 per share dividend in December 2012.

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

Should a triggering event be deemed to occur, and for each of the annual goodwill impairment assessments, management is required to estimate the expected net cash flows to be realized over the life of the asset and/or the asset’s fair value. Fair values are generally determined by a discounted cash flow model. These estimates are also subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engages an independent valuation firm to assist in certain of its impairment assessments.

See Note 3 and Note 6 to the Consolidated Financial Statements for discussion of certain goodwill, intangible and long-lived asset impairment charges.

As of July 31, 2015, the Company has seven continuing individual reporting units that carry goodwill. One reporting unit carries 39% of our consolidated goodwill of $312,622 and a second reporting unit carries another 34% of our consolidated goodwill. For these two reporting units, our estimate of their fair values exceeded their respective carrying values by 376% and 111%, respectively, as of our April 30, 2015 assessment.

Insurance Reserves

Generally, we are self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including an estimate for those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. We have a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $500 to $7,500 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after March 31, 2015 is subject to the $500 SIR, while matters occurring after March 31, 2014 and through March 31, 2015 are subject to a $1,000 SIR. We have established a liability on our balance sheet for such occurrences based on historical data, known cases and actuarial information. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results.

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

Revenues from the sale of extruded aluminum components are recognized when title to products and the risk of loss are transferred to the customer, which is generally upon shipment. Intercompany sales are eliminated upon consolidation.

Repurchase Commitments

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of our RV products. These arrangements, which are customary in the RV industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase RV inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and we typically resell the repurchased product at a discount from its repurchase price. We account for the guarantee under our repurchase agreements with our dealers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in our repurchase and guarantee reserve.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2015 are summarized in the following charts. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	After 5 Years
Capital leases (1)	$12,121	$995	$1,965	$1,948	$7,213
Operating leases (1)	13,496	2,490	3,402	1,428	6,176
Purchase obligations (2)	87,363	65,756	21,607	–	–
Unrecognized income tax benefits (3)	997	997	–	–	–

Total contractual cash obligations	$113,977	$70,238	$26,974	$3,376	$13,389

(1)  See Note 14 to the Consolidated Financial Statements for additional information.

(2)  Represent commitments to purchase specified quantities of raw materials at market prices in our other non-reportable segment. The dollar values above have been estimated based on July 31, 2015 market prices.

(3)  We have included in unrecognized income tax benefits $997 for payments expected to be made in fiscal 2016. Unrecognized income tax benefits in the amount of $11,945 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$1,363,576	$729,037	$634,539	$–	$–

(1)

The standby repurchase obligations generally extend up to eighteen months from the date of sales of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2015 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve month period.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
	October 31	January 31	April 30	July 31
Fiscal 2015
Net sales	$921,992	$852,416	$1,174,255	$1,058,156
Gross profit from continuing operations	117,665	102,000	166,601	171,279
Net income from continuing operations	39,201	30,267	63,552	68,989
Net income	38,925	28,648	62,845	68,967

Earnings per common share from continuing operations: (1)
Basic	0.73	0.57	1.19	1.31
Diluted	0.73	0.57	1.19	1.31

Earnings per common share: (1)
Basic	0.73	0.54	1.18	1.31
Diluted	0.73	0.54	1.17	1.31

Dividends paid per common share	0.27	0.27	0.27	0.27

Market prices per common share
High	$54.95	$59.00	$64.65	$63.14
Low	$49.03	$52.02	$56.39	$53.60

	Quarter Ended
	October 31	January 31 (2)	April 30	July 31
Fiscal 2014
Net sales	$799,963	$635,330	$1,046,823	$1,043,340
Gross profit from continuing operations	105,183	70,327	142,080	152,806
Net income from continuing operations	36,394	17,218	55,125	66,779
Net income	41,108	16,192	55,122	66,580

Earnings per common share from continuing operations: (1)
Basic	0.68	0.32	1.03	1.25
Diluted	0.68	0.32	1.03	1.25

Earnings per common share: (1)
Basic	0.77	0.30	1.03	1.25
Diluted	0.77	0.30	1.03	1.25

Dividends paid per common share	0.23	1.23	0.23	0.23

Market prices per common share
High	$59.94	$57.51	$64.71	$61.82
Low	$49.28	$50.92	$48.24	$52.24

(1)

Earnings per common share are computed independently for each of the quarters presented. The summation of the quarterly amounts will not necessarily equal the total earnings per common share reported for the year due to changes in the weighted average shares outstanding during the year.

(2)	Includes a special $1.00 per share dividend.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2015 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria. As permitted by SEC guidance, management excluded from its assessment the operations of Postle Operating, LLC, which was acquired on May 1, 2015 and which accounted for approximately 11% of consolidated total assets and 1% of consolidated net sales as of and for the year ended July 31, 2015.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Postle Operating, LLC which was acquired on May 1, 2015 and whose financial statements constitute approximately 11% of consolidated total assets and 1% of consolidated net sales as of and for the year ended July 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Postle Operating, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2015 and our report dated September 21, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 21, 2015

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation and Development Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2015, no executive officer of the Company or any of its subsidiaries served on the Compensation and Development Committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation and Development Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2015 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Plan”), the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Thor Industries, Inc. 1999 Stock Option Plan (the “1999 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	280,353	(1)	$–	(2)	1,423,257 (3)
Equity compensation plans not approved by security holders	–		–		–

Total	280,353		$–		1,423,257

(1)	Represents shares underlying restricted stock units granted pursuant to the 2010 Plan, the 2006 Plan and the 1999 Plan. The 1999 Plan was frozen in 2006 upon the adoption of the 2006 Plan.

(2)	The restricted stock units of 280,353 in column (a) do not have an exercise price.

(3)	Represents shares remaining available for future issuance pursuant to the 2010 Plan and the 2006 Plan.

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

10.13

Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.14

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

10.17	Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix D to the Company’s Proxy Statement on Schedule 14A filed on November 2, 2010)
10.18

Form of Stock Option Agreement for grants under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.19

Registration Rights Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc. and certain holders of shares of capital stock of Thor Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.20

Letter Agreement, dated July 8, 2011, by and among Thor Industries, Inc., Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, LLC, and CPVI Coinvest, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 13, 2011)

10.21	Employment offer letter, dated January 26, 2012, from the Company to Bob Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2012)
10.22

Stipulation of Settlement, executed on April 13, 2012 by the Company, in the case of In Re: FEMA Trailer Formaldehyde Product Liability Litigation, MDL No. 1873, before the United States District Court, Eastern District of Louisiana (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2012)

10.23

Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement of Robert W. Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 7, 2012)

10.24

Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.25

Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.26

Agreement, dated December 12, 2012, between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successor, as trustee under the Stephen Adams Living Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2012)

10.27

Stock Purchase Agreement, dated July 31, 2013, between Thor Industries, Inc. and Allied Specialty Vehicles, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 1, 2013)

10.28

Stock Purchase Agreement, dated April 16, 2014, by and among Thor Industries, Inc. and Daryl E. Zook, Trista E. Nunemaker, Tonja Zook-Nicholas, The Daryl E. Zook GST Exempt Lifetime Trust or its assignee, and The Daryl E. Zook GST Non-Exempt Lifetime Trust or its assignee (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014)

10.29

Stock Purchase Agreement, dated January 5, 2015, by and among Heartland Recreational Vehicles, LLC and David E. Fought, Jeffrey D. Fought, Paul R. Corman, Robert L. Tiedge, John J. Mohamed, E. Dale Fenton, Dan E. Van Liew, Sidnaw Corporation, Inc., and Laure R. Cunningham (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015)

10.30

Membership Interest Purchase Agreement, dated May 1, 2015, by and among Thor Industries, Inc. and Postle Aluminum Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015)

10.31

Repurchase Agreement, dated as of May 15, 2015, by and between Thor Industries, Inc. and The Thompson Family Foundation, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015)

14.1	Thor Industries, Inc. Business Ethics Policy (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010)
21.1	Subsidiaries of the Company*

23.1	Consent of Deloitte & Touche LLP, dated September 21, 2015*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 21, 2015 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin

Robert W. Martin
Director, Chief Executive Officer and President
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 21, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, Chief Executive Officer and President		Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Peter B. Orthwein	(Signed)	/s/ James L. Ziemer
	Peter B. Orthwein		James L. Ziemer
	Executive Chairman of the Board		Director

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Jan H. Suwinski
	Andrew E. Graves		Jan H. Suwinski
	Director		Director

(Signed)	/s/ J. Allen Kosowsky	(Signed)	/s/ Alan Siegel
	J. Allen Kosowsky		Alan Siegel
	Director		Director

(Signed)	/s/ Wilson R. Jones
Wilson R. Jones
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 21, 2015

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2015 and 2014

(amounts in thousands except share and per share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$183,478	$289,336
Accounts receivable, trade, less allowance for doubtful accounts — $1,283 in 2015 and $348 in 2014	244,052	264,927
Accounts receivable, other	25,642	14,866
Inventories	246,115	216,354
Notes receivable	8,367	1,429
Prepaid expenses and other	8,323	5,740
Deferred income taxes, net	59,864	51,397

Total current assets	775,841	844,049

Property, plant and equipment, net	234,045	169,862

Other assets:
Goodwill	312,622	256,579
Amortizable intangible assets, net	169,018	119,783
Long-term notes receivable	–	8,992
Other	11,722	9,453

Total other assets	493,362	394,807

Total Assets	$1,503,248	$1,408,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$162,587	$164,619
Accrued liabilities:
Compensation and related items	51,984	43,888
Product warranties	108,206	94,938
Income and other taxes	11,000	18,468
Promotions and rebates	19,817	17,474
Product, property and related liabilities	10,892	12,928
Other	13,849	18,400

Total current liabilities	378,335	370,715

Unrecognized tax benefits	11,945	23,689
Deferred income taxes, net	20,563	19,388
Other liabilities	27,218	17,229

Total long-term liabilities	59,726	60,306

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 62,306,037 shares in 2015 and 62,210,429 shares in 2014	6,231	6,221
Additional paid-in capital	215,539	208,501
Retained earnings	1,172,432	1,030,428
Less treasury shares of 9,911,474 in 2015 and 8,880,877 in 2014, at cost	(329,015)	(267,453)

Total stockholders’ equity	1,065,187	977,697

Total Liabilities and Stockholders’ Equity	$1,503,248	$1,408,718

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2015, 2014 and 2013

(amounts in thousands, except per share data)

	2015	2014	2013
Net sales	$4,006,819	$3,525,456	$3,241,795
Cost of products sold	3,449,274	3,055,060	2,817,256

Gross profit	557,545	470,396	424,539
Selling, general and administrative expenses	250,891	208,712	194,650
Impairment charges	–	710	2,000
Amortization of intangible assets	16,015	12,920	10,460
Interest income	1,292	1,577	2,628
Interest expense	180	10	6
Other income, net	1,144	3,198	1,921

Income from continuing operations before income taxes	292,895	252,819	221,972
Income taxes	90,886	77,303	70,296

Net income from continuing operations	202,009	175,516	151,676
Income (loss) from discontinued operations, net of income taxes	(2,624)	3,486	1,186

Net income	$199,385	$179,002	$152,862

Earnings per common share from continuing operations:
Basic	$3.80	$3.29	$2.86
Diluted	$3.79	$3.29	$2.86

Earnings (loss) per common share from discontinued operations:
Basic	$(0.05)	$0.07	$0.02
Diluted	$(0.05)	$0.06	$0.02

Earnings per common share:
Basic	$3.75	$3.36	$2.88
Diluted	$3.74	$3.35	$2.88

Net income	$199,385	$179,002	$152,862
Unrealized appreciation on investments, net of tax effects of $0, $12 and $23	–	22	38

Comprehensive income	$199,385	$179,024	$152,900

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2015, 2014 and 2013

(amounts in thousands, except share and per share data)

					Additional Paid-in	Retained	Accumulated Other Comprehensive
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)
Balance at July 31, 2012	8,857,339	$(266,104)	61,777,849	$6,178	$192,248	$918,565	$(60)

Net income	–	–	–	–	–	152,862	–
Stock option and restricted stock activity	941	(43)	203,951	21	5,783	–	–
Special dividend - $1.50 per common share	–	–	–	–	–	(79,525)	–
Cash dividends - $0.72 per common share	–	–	–	–	–	(38,162)	–
Cashless exercises of stock options	–	–	63,464	6	(2,009)	–	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	38
Stock compensation expense	–	–	–	–	2,816	–	–

Balance at July 31, 2013	8,858,280	(266,147)	62,045,264	6,205	198,838	953,740	(22)

Net income	–	–	–	–	–	179,002	–
Stock option and restricted stock activity	1,831	(101)	101,313	10	3,674	–	–
Restricted stock unit activity	20,766	(1,205)	63,852	6	758	–	–
Special dividend - $1.00 per common share	–	–	–	–	–	(53,290)	–
Cash dividends - $0.92 per common share	–	–	–	–	–	(49,024)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	22
Stock compensation expense	–	–	–	–	5,231	–	–

Balance at July 31, 2014	8,880,877	(267,453)	62,210,429	6,221	208,501	1,030,428	–

Net income	–	–	–	–	–	199,385	–
Shares purchased	1,000,000	(60,000)	–	–	–	–	–
Stock option and restricted stock activity	–	–	5,000	1	140	–	–
Restricted stock unit activity	30,597	(1,562)	90,608	9	122	–	–
Cash dividends - $1.08 per common share	–	–	–	–	–	(57,381)	–
Stock compensation expense	–	–	–	–	6,776	–	–

Balance at July 31, 2015	9,911,474	$(329,015)	62,306,037	$6,231	$215,539	$1,172,432	$–

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended July 31, 2015, 2014 and 2013

(amounts in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$199,385	$179,002	$152,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,366	12,850	13,950
Amortization of intangibles	16,015	12,984	11,037
Impairment charges	–	710	13,525
Deferred income tax benefit	(7,292)	(2,177)	(9,904)
Gain on disposal of bus business	–	(7,079)	–
Gain on disposition of property, plant & equipment	(91)	(1,897)	(47)
Stock-based compensation	6,776	5,231	2,816
Excess tax benefits from stock-based awards	(135)	(960)	(740)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	41,324	(9,448)	(46,615)
Inventories	14,750	(44,774)	(37,037)
Prepaid expenses and other assets	(3,000)	(2,183)	(1,127)
Accounts payable	(26,632)	13,647	15,449
Accrued liabilities	(30)	7,706	32,318
Long-term liabilities and other	(8,576)	(14,351)	(1,421)

Net cash provided by operating activities	247,860	149,261	145,066

Cash flows from investing activities:
Purchases of property, plant & equipment	(42,283)	(30,406)	(24,305)
Proceeds from dispositions of property, plant & equipment	381	8,699	361
Proceeds from dispositions of investments	–	700	800
Proceeds from notes receivable	1,400	6,425	7,000
Proceeds from sale of bus business	–	105,043	–
Acquisitions, net of cash acquired	(194,486)	(86,092)	(10,718)
Proceeds from disposition of ambulance net assets	–	–	12,051
Other	20	(1,441)	815

Net cash provided by (used in) investing activities	(234,968)	2,928	(13,996)

Cash flows from financing activities:
Cash dividends	(57,381)	(49,024)	(38,162)
Special cash dividends	–	(53,290)	(79,525)
Purchase of treasury stock	(60,000)	–	–
Shares repurchased related to cashless exercise of stock options	–	–	(2,009)
Payments related to vesting of stock-based awards	(1,562)	(1,306)	–
Excess tax benefits from stock-based awards	135	960	740
Proceeds from issuance of common stock	141	3,206	5,845
Principal payments on capital lease obligations	(83)	–	–

Net cash used in financing activities	(118,750)	(99,454)	(113,111)

Net increase (decrease) in cash and cash equivalents	(105,858)	52,735	17,959
Cash and cash equivalents, beginning of year	289,336	236,601	218,642

Cash and cash equivalents, end of year	$183,478	$289,336	$236,601

Supplemental cash flow information:
Income taxes paid	$115,124	$97,561	$75,561
Interest paid	$180	$134	$411

Non-cash transactions:
Capital expenditures in accounts payable	$1,540	$768	$736

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2015, 2014 and 2013

(All dollar amounts presented in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Thor Industries, Inc. was founded in 1980 and, through its subsidiaries, manufactures a wide range of recreational vehicles at various manufacturing facilities primarily in Indiana and Ohio. These products are sold to independent dealers primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core ongoing business activities are comprised of two distinct operations, which include the design, manufacture and sale of motorized recreational vehicles and towable recreational vehicles. Accordingly, the Company has presented segmented financial information for these two segments in Note 4 to the Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for a description of the Company’s bus operations which were sold as of October 20, 2013. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Company’s continuing operations.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2015 and 2014, cash and cash equivalents of $170,231 and $279,511, respectively, were held by one financial institution. The remaining $13,247 and $9,825 at July 31, 2015 and 2014, respectively, were held at various other financial institutions.

Fair Value of Financial Instruments – The carrying amount of cash equivalents, investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the relatively short maturity of these financial instruments.

Inventories – Most inventories are stated at the lower of cost or market, determined on the last-in, first-out (“LIFO”) basis with the remainder being valued on a first-in, first-out (“FIFO”) basis. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements – 10 to 39 years

Machinery and equipment – 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $2,362, $2,542 and $2,783 in fiscal 2015, 2014 and 2013, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Intangible Assets – Intangible assets consist of goodwill, trademarks, dealer networks/customer relationships, design technology assets and non-compete agreements. Trademarks are being amortized on a straight-line basis over 15 to 25 years. Dealer networks/customer relationships are amortized on an accelerated basis up to 12 years, and design technology assets and non-compete agreements are amortized using the straight-line method over 2 to 15 years. Goodwill is not amortized but is tested at least annually for impairment. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis at April 30, or more frequently if events or circumstances indicate a potential impairment.

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

A summary of allowance for doubtful accounts activity is as follows:

	2015	2014	2013
Beginning balance	$348	$157	$527
Net charged to expense	359	63	(47)
Write-offs, net of recoveries/payments	(67)	(72)	(130)
Acquisitions	643	200	–
Discontinued operations reclassification	–	–	(193)

Ending balance	$1,283	$348	$157

Insurance Reserves – Generally, the Company is self-insured for workers’ compensation, products liability and group medical insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. The Company has a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $500 to $7,500 per occurrence, depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after March 31, 2015 is subject to the $500 SIR, while matters occurring after March 31, 2014 and through March 31, 2015 are subject to a $1,000 SIR. The Company has established a liability on our balance sheet for product liability and personal injury occurrences based on historical data, known cases and actuarial information. Currently, the Company maintains excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters.

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

Revenues from the sale of extruded aluminum components are recognized when title to products and the risk of loss are transferred to the customer, which is generally upon shipment.

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows and are expensed as incurred, were $12,515, $9,492 and $8,794 in fiscal 2015, 2014 and 2013, respectively.

Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The Company accounts for the guarantee under its repurchase agreements with our dealers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in our repurchase and guarantee reserve which is included in other current liabilities on the Consolidated Balance Sheets.

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

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options, unvested restricted stock and restricted stock units as follows:

	2015	2014	2013
Weighted average shares outstanding for basic earnings per share	53,166,206	53,270,076	53,005,576
Stock options, unvested restricted stock and restricted stock units	109,304	91,614	109,972

Weighted average shares outstanding assuming dilution	53,275,510	53,361,690	53,115,548

The Company excludes stock options, unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution, but had none at July 31, 2015, 2014 and 2013.

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For the Company, ASU 2014-08 is effective for disposals (or classifications as held for sale) of components that first occur after July 31, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The impact to the Company will depend on future disposals.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. The standard is effective for the Company in its fiscal year 2019 beginning on August 1, 2018. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (“ASU 2015-11”), “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. The standard is effective for the Company in its fiscal year 2018 beginning on August 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

2.  ACQUISITIONS

Postle

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”), a manufacturer of aluminum extrusion and specialized component products sold to RV and other manufacturers, for total cash consideration to date of $144,048, net of cash acquired. The net cash consideration of $144,048 was funded entirely from the Company’s cash on hand, based on a final determination of the actual net assets as of the May 1, 2015 closing date and paid during the fourth quarter of fiscal 2015. Postle will operate as an independent operation in the same manner as the Company’s other subsidiaries. The operations of Postle are reported in Other, which is a non-reportable segment.

The following table summarizes the fair values assigned to the Postle net assets acquired, which are based on internal and independent external valuations:

Cash	$2,963
Other current assets	54,780
Property, plant and equipment	32,251
Customer relationships	38,800
Trademarks	6,000
Backlog	300
Goodwill	42,871
Current liabilities	(23,729)
Capital lease obligations	(7,225)

Total fair value of net assets acquired	147,011
Less cash acquired	(2,963)

Total cash consideration for acquisition, less cash acquired	$144,048

On the acquisition date, amortizable intangible assets had a weighted average useful life of 12.3 years. The customer relationships were valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 15 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over 6 weeks. Goodwill is deductible for tax purposes.

Cruiser RV, LLC and DRV, LLC

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) through its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). The Heartland operations are reported within the towable recreational vehicle reportable segment. In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. The initial cash paid for this acquisition was $47,412, subject to adjustment, and was funded entirely from the Company’s cash on hand. Adjustments to increase the net cash consideration of $1,173 have been identified as of July 31, 2015, based on the determination of the actual net assets as of the close of business on December 31, 2014 and the finalization of certain tax matters, and paid during the fourth quarter of fiscal 2015. The $1,173 included reimbursing the seller for $1,062 of cash on hand at the acquisition date, and resulted in total net cash consideration of $47,523. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

The following table summarizes the fair values assigned to the CRV and DRV net assets acquired, which are based on internal and independent external valuations. Additional adjustments to certain accounts, such as acquired medical benefit liabilities, are possible but not expected to be material:

Cash	$1,062
Other current assets	22,175
Property, plant and equipment	4,533
Dealer network	14,300
Trademarks	5,400
Backlog	450
Goodwill	13,172
Current liabilities	(12,507)

Total fair value of net assets acquired	48,585
Less cash acquired	(1,062)

Total cash consideration for acquisition, less cash acquired	$47,523

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.9 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over 6 weeks. Goodwill is deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2015 acquisitions of both Postle and CRV/DRV had occurred at the beginning of fiscal 2014. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Fiscal Year Ended July 31,
	2015	2014
Net sales	$4,195,640	$3,795,119
Net income	$208,091	$188,279
Basic earnings per common share	$3.91	$3.53
Diluted earnings per common share	$3.91	$3.53

K.Z., Inc.

On May 1, 2014, the Company closed on a Stock Purchase Agreement for the acquisition of all the outstanding capital stock of towable recreational vehicle manufacturer K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustment, which was funded entirely from the Company’s cash on hand. The final purchase price payment of $2,915, included in accounts payable as of July 31, 2014, was based on a final determination of actual net working capital as of the May 1, 2014 closing date and was paid during the first quarter of fiscal 2015. The $2,915 included reimbursing the seller for $996 of cash on hand at the acquisition date. KZ operates as an independent operation in the same manner as the Company’s other primary subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased KZ to expand its towable recreational vehicle market share and supplement its existing towable RV product offerings and dealer base.

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

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.9 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 20 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method, and the non-compete agreements are amortized on a straight-line basis over 5 years while the backlog was amortized on a straight-line basis over 2 months. Goodwill is deductible for tax purposes.

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

On the acquisition date, amortizable intangible assets had a weighted average useful life of 13.3 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated cash flow basis over 12 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over 6 weeks. Goodwill is deductible for tax purposes.

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

On the acquisition date, amortizable intangible assets had a weighted average useful life of 10.2 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated cash flow basis over 8 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 5 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method, and the non-compete agreements are amortized on a straight-line basis over 2 years while the backlog was amortized on a straight-line basis over 6 weeks. Goodwill is deductible for tax purposes.

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

The following table summarizes the results of discontinued operations:

	2015	2014	2013
Net sales	$–	$83,903	$448,385

Operating income (loss) of discontinued operations	$(4,791)	$(5,735)	$12,080
Pre-tax gain on disposal of discontinued business	–	7,079	–
Impairment charges	–	–	11,525

Income (loss) before income taxes	(4,791)	1,344	555
Income tax benefit	2,167	2,142	631

Income (loss) from discontinued operations, net of taxes	$(2,624)	$3,486	$1,186

Operating loss of discontinued operations during fiscal 2015 and fiscal 2014 reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and workers’ compensation claims occurring prior to the closing date of the sale.

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

In accordance with the ASV SPA, the Company has retained the costs and liabilities associated with the bus business product liability and workers’ compensation claims for any occurrence prior to the closing date of the sale.

4.  BUSINESS SEGMENTS

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towables recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Bison, CrossRoads, Heartland (including its wholly-owned subsidiaries CRV and DRV), Keystone, KZ and Livin’ Lite. The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

The operations of the Company’s Postle subsidiary, which was acquired May 1, 2015, are included in Other, which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towables and motorized segments, which are consummated at established arm’s length transfer prices consistent with the selling prices of extrusion components to third party customers.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred income tax assets.

F-14

	2015	2014	2013
Net sales:
Recreational vehicles
Towables	$3,096,405	$2,721,625	$2,650,253
Motorized	870,799	803,831	591,542

Total recreational vehicles	3,967,204	3,525,456	3,241,795
Other	56,594	–	–
Intercompany eliminations	(16,979)	–	–

Total	$4,006,819	$3,525,456	$3,241,795

Income (loss) from continuing operations before income taxes:
Recreational vehicles
Towables	$259,092	$221,123	$205,724
Motorized	66,746	57,277	43,907

Total recreational vehicles	325,838	278,400	249,631
Other	1,424	–	–
Intercompany eliminations	(554)	–	–
Corporate	(33,813)	(25,581)	(27,659)

Total	$292,895	$252,819	$221,972

Total assets:
Recreational vehicles
Towables	$907,175	$868,017	$759,658
Motorized	162,940	170,251	126,123

Total recreational vehicles	1,070,115	1,038,268	885,781
Other, net	161,075	–	–
Corporate	272,058	370,450	305,981
Assets of discontinued operations	–	–	136,506

Total	$1,503,248	$1,408,718	$1,328,268

Depreciation and amortization expense:
Recreational vehicles
Towables	$26,296	$22,192	$19,888
Motorized	2,353	2,359	2,040

Total recreational vehicles	28,649	24,551	21,928
Other	1,678	–	–
Corporate	1,054	724	322
Discontinued operations	–	559	2,737

Total	$31,381	$25,834	$24,987

Capital acquisitions:
Recreational vehicles
Towables	$35,039	$16,914	$13,954
Motorized	4,309	5,942	1,673

Total recreational vehicles	39,348	22,856	15,627
Other	436	–	–
Corporate	3,271	7,519	8,143
Discontinued operations	–	63	420

Total	$43,055	$30,438	$24,190

Export sales from the Company’s continuing operations, predominantly to Canada, were $465,642, $521,818 and $537,374 in fiscal 2015, 2014 and 2013, respectively, with the fiscal 2015 total being adversely impacted by the current strength of the U.S. dollar.

5.   INVENTORIES

Major classifications of inventories are:

	July 31,
	2015	2014
Finished products – RV	$35,693	$27,424
Finished products – other	18,045	–
Work in process	51,556	49,537
Raw materials	133,482	122,150
Chassis	37,739	45,231

Subtotal	276,515	244,342
Excess of FIFO costs over LIFO costs	(30,400)	(27,988)

Total inventories	$246,115	$216,354

Of the $276,515 and $244,342 of inventory at July 31, 2015 and 2014, all but $72,498 and $36,096, respectively, at certain subsidiaries were valued on the last-in, first-out basis. The $72,498 and $36,096 of inventory were valued on the first-in, first-out method.

The Company’s reserves for inventory obsolescence were $3,638 at July 31, 2015 and $2,057 at July 31, 2014.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	July 31,
	2015	2014
Land	$27,447	$21,592
Buildings and improvements	214,462	175,611
Machinery and equipment	106,959	76,298

Total cost	348,868	273,501
Less accumulated depreciation	(114,823)	(103,639)

Net property, plant and equipment	$234,045	$169,862

Property, plant and equipment at July 31, 2015 includes buildings and improvements acquired under capital leases of $6,527 and related amortization included in accumulated depreciation of $136.

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

7.   INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2015		July 31, 2014
	Weighted Average Years Remaining Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	10	$143,860	$37,194	$90,760	$27,102
Trademarks	19	55,282	7,608	43,882	5,479
Design technology and other intangibles	9	22,400	8,168	23,070	6,775
Non-compete agreements	3	4,710	4,264	4,710	3,283

Total amortizable intangible assets		$226,252	$57,234	$162,422	$42,639

Aggregate amortization expense for amortizable intangibles for all operations for the fiscal years ended July 31, 2015, 2014 and 2013 was $16,015, $12,984 and $11,037, respectively, including $16,015, $12,920 and $10,460, respectively, for continuing operations. The dealer networks and customer relationships are being amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis. The increase in amortizable intangible assets in fiscal 2015 is due to the acquisitions of Postle and CRV/DRV as more fully described in Note 2 to the Consolidated Financial Statements.

Estimated Amortization Expense:

For the fiscal year ending July 31, 2016	$23,440
For the fiscal year ending July 31, 2017	20,671
For the fiscal year ending July 31, 2018	18,986
For the fiscal year ending July 31, 2019	16,975
For the fiscal year ending July 31, 2020	15,256
For the fiscal year ending July 31, 2021 and thereafter	73,690

$169,018

See Note 3 to the Consolidated Financial Statements for discussion of goodwill and other intangibles asset impairment charges recognized related to discontinued operations.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are generally the same as its operating segments, which are identified in Note 4 to the Consolidated Financial Statements. Fair values are generally determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates, and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engages an independent valuation firm to assist in its impairment assessments. As a result of the April 30, 2015, 2014 and 2013 annual impairment assessments, no impairment of goodwill was identified.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2015, 2014 and 2013 are summarized as follows:

	Towables	Motorized	Other	Total
Balance at July 31, 2013:
Goodwill	$238,103	$17,252	$–	$255,355
Accumulated impairment charges	–	(17,252)	–	(17,252)

Net balance as of July 31, 2013:	238,103	–	–	238,103

Fiscal year 14 activity:
Goodwill acquired	18,476	–	–	18,476

Net balance as of July 31, 2014	256,579	–	–	256,579

Fiscal year 15 activity:
Goodwill acquired	13,172	–	42,871	56,043

Net balance as of July 31, 2015	$269,751	$–	$42,871	$312,622

The components of the net balance as of July 31, 2015 are summarized as follows:

	Towables	Motorized	Other	Total
Goodwill	$269,751	$17,252	$42,871	$329,874
Accumulated impairment charges	–	(17,252)	–	(17,252)

Net balance as of July 31, 2015:	$269,751	$–	$42,871	$312,622

8.   CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for 17% of the Company’s continuing consolidated net sales in fiscal 2015, 2014 and 2013. This dealer also accounted for 22% of the Company’s continuing consolidated trade accounts receivable at July 31, 2015 and 21% at July 31, 2014. The loss of this dealer could have a significant effect on the Company’s business.

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

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012, pursuant to which $6,000 of original and final principal was outstanding as of July 31, 2015 and subsequently paid with interest in August 2015.

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

The Company carries at fair value its investments in securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. Deferred compensation plan asset balances of $10,803 and $8,973 were recorded as of July 31, 2015 and July 31, 2014, respectively, as components of other long-term assets in the Consolidated Balance Sheets. An equal and offsetting liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are both reflected in the Consolidated Statements of Income and Comprehensive Income.

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

	2015	2014	2013
Beginning balance	$94,938	$84,250	$73,280
Provision	114,429	92,809	93,374
Payments	(106,266)	(87,402)	(78,513)
Acquisitions	5,105	5,281	–
Discontinued operations reclassification	–	–	(3,891)

Ending balance	$108,206	$94,938	$84,250

12. INCOME TAXES
The components of the provision (benefit) for income taxes from continuing operations are as follows:
	July 31,
Income Taxes:	2015	2014	2013
Federal	$98,504	$83,374	$74,610
State and local	1,222	(1,383)	4,187

Total current expense	99,726	81,991	78,797

Federal	(7,785)	(3,805)	(7,712)
State and local	(1,055)	(883)	(789)

Total deferred (benefit)	(8,840)	(4,688)	(8,501)

Total income tax expense	$90,886	$77,303	$70,296

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:
	July 31,
	2015	2014	2013
Provision at federal statutory rate	$102,513	$88,487	$77,691
State and local income taxes, net of federal benefit	5,144	3,748	2,815
Federal income tax credits and incentives	(2,207)	(772)	(2,468)
Domestic production activities deduction	(9,519)	(7,947)	(7,303)
Change in uncertain tax positions	(5,650)	(6,631)	(718)
Change in current tax payable and deferred tax liabilities	218	125	13
Other permanent items	387	293	266

Total income tax expense	$90,886	$77,303	$70,296

A summary of deferred income taxes is as follows:
	July 31,
	2015	2014
Current deferred income tax asset (liability):
Inventory basis	$467	$(183)
Employee benefits	3,625	2,543
Self-insurance reserves	10,411	10,139
Accrued product warranties	39,486	33,629
Accrued incentives	3,959	3,553
Sales returns and allowances	1,520	1,419
Accrued expenses	2,067	1,523
Unrecognized tax benefits	367	614
Other	(2,038)	(1,840)

Total net current deferred income tax asset	$59,864	51,397

Long-term deferred income tax asset (liability):
Property, plant and equipment	(707)	(983)
Deferred compensation	6,367	4,811
Tax credit carry forward	110	790
Intangibles	(30,246)	(31,681)
Unrecognized tax benefits	3,913	7,675

Total net long-term deferred income tax (liability)	(20,563)	(19,388)

Net deferred tax asset	$39,301	$32,009

As of July 31, 2015, the Company has $167 of state tax credit carry forwards that expire from fiscal 2022-2025 of which the Company expects to realize prior to expiration. In addition, the Company has approximately $57,400 of gross state tax Net Operating Loss (“NOL”) carry forwards that expire from fiscal 2016-2035 that the Company does not expect to realize and therefore has been fully reserved. The deferred tax asset of $1,595 associated with the state tax NOL carry forwards and the related equal and offsetting valuation allowance are not reflected in the table above.

Unrecognized Tax Benefits:

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $8,764 for 2015, $13,679 for 2014 and $21,765 for 2013.

Changes in the unrecognized tax benefit during fiscal year 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Beginning balance	$20,813	$32,733	$33,900
Tax positions related to prior years:
Additions	126	9	436
Reductions	(7,695)	(9,281)	(113)
Tax positions related to current year:
Additions	2,858	3,804	5,348
Settlements	(1,898)	(5,002)	(5,593)
Lapses in statute of limitations	(1,048)	(1,450)	(1,245)

Ending balance	$13,156	$20,813	$32,733

The reductions to the tax positions related to prior years of $9,281 in fiscal year 2014 includes $1,378 of uncertain tax positions that were eliminated as a result of the sale of the bus business. See Note 3 to the Consolidated Financial Statements for further information.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits are not included in the schedule above. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2015, 2014 and 2013 were $1,895, $5,200 and $11,671 respectively. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2015, 2014 and 2013 were $(2,552), $(3,418) and $(932) respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2015	2014	2013
Unrecognized tax benefits	$13,156	$20,813	$32,733
Reduction to unrecognized tax benefits for tax credit carry forward	(2,109)	(657)	(440)
Accrued interest and penalties	1,895	5,200	11,671

Total unrecognized tax benefits	$12,942	$25,356	$43,964

Short-term, included in “Income and other taxes”	$997	$1,667	$2,745
Long-term	11,945	23,689	41,219

Total unrecognized tax benefits	$12,942	$25,356	$43,964

The Company anticipates a decrease of approximately $3,520 in unrecognized tax benefits, $920 in interest and $17 in penalties during fiscal 2016 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2012, 2013 and 2014 remain open for federal income tax purposes and fiscal years 2011, 2012, 2013 and 2014 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. During fiscal 2015, the Company finalized its Illinois income tax audit for fiscal years July 31, 2011 and 2012. There were no tax assessments related to the completion of the Illinois audit. The Company is currently disputing the audit results by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Indiana income tax returns in its liability for unrecognized tax benefits.

13.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on the agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase activity related to dealer terminations in certain states has historically been insignificant in relation to our repurchase obligation with financial institutions.

The Company’s total commercial commitment under standby repurchase obligations on dealer inventory financing as of July 31, 2015 and July 31, 2014 were $1,363,576 and $1,226,650, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $4,163 and $3,948 as of July 31, 2015 and July 31, 2014, respectively, which are included in other current liabilities in the Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the past three fiscal years. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

F-21

	2015	2014	2013
Cost of units repurchased	$7,171	$1,386	$6,926
Realization of units resold	5,906	1,098	6,020

Losses due to repurchase	$1,265	$288	$906

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

14.   LEASES

The Company has operating leases principally for land, buildings and equipment. With the acquisition of Postle, as more fully discussed in Note 2 to the Consolidated Financial Statements, the Company also leases certain real estate and transportation equipment under various capital leases expiring between 2016 and 2027. Future minimum rental payments required under capital and operating leases as of July 31, 2015 are as follows:

	Capital Leases	Operating Leases
For the fiscal year ending July 31, 2016	$995	$2,490
For the fiscal year ending July 31, 2017	980	1,993
For the fiscal year ending July 31, 2018	985	1,409
For the fiscal year ending July 31, 2019	976	752
For the fiscal year ending July 31, 2020	972	676
For the fiscal year ending July 31, 2021 and thereafter	7,213	6,176

Total minimum lease payments	12,121	$13,496

Less amount representing interest	4,979

Present value of net minimum capital lease payments	7,142
Less current portion	321

Long-term capital lease obligations	$6,821

The current portion of capital lease obligations are included in other current liabilities and the long-term capital lease obligations are included in other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Rent expense was $2,092 in fiscal 2015, $1,700 in fiscal 2014 and $1,572 in fiscal 2013.

15.   EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $565 in fiscal 2015, $387 in fiscal 2014 and $316 in fiscal 2013.

The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as other long-term assets, and the equal and offsetting obligation to the participants is reported as other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the equal and offsetting long-term liability to the executives, was $10,803 at July 31, 2015 and $8,973 at July 31, 2014.

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

Stock-Based Compensation

The Board approved the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Equity and Incentive Plan”) on October 25, 2010 and the 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) on October 16, 2006. These plans were subsequently approved by shareholders at the 2010 and 2006 annual meetings, respectively. These plans are designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the 2006 Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants pursuant to either the 1999 Plan or the 1997 Plan. The maximum number of shares issuable under the 2010 Equity and Incentive Plan is 2,000,000 and the maximum number of shares issuable under the 2006 Equity Incentive Plan is 1,100,000. Remaining shares available to be granted under the 2010 Equity and Incentive Plan are 1,393,257 and under the 2006 Equity Incentive Plan are 30,000 as of July 31, 2015. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights. Options typically expire 10 years from the date of grant and are vested evenly over 3 to 5 years from the date of grant.

Stock Options – A summary of option activity under the 1999 Plan, the 2010 Equity and Incentive Plan and the 2006 Equity Incentive Plan is as follows:

	2015		2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,000	$28.23	106,313	$31.48	732,725	$28.89
Exercised	(5,000)	28.23	(101,313)	31.64	(498,412)	28.62
Forfeited	–	–	–	–	(120,000)	27.84
Expired	–	–	–	–	(8,000)	26.91
Granted	–	–	–	–	–	–

Outstanding at end of year	–	$–	5,000	$28.23	106,313	$31.48

Vested and expected to vest at end of year	–	$–	5,000	$28.23	106,313	$31.48

Exercisable at end of year	–	$–	5,000	$28.23	106,313	$31.48

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Aggregate intrinsic value of options outstanding and expected to vest	$–	$124	$2,399
Aggregate intrinsic value of options exercisable	$–	$124	$2,399

There were no option grants during fiscal 2015, 2014 or 2013.

In fiscal 2015, 2014 and 2013, the Company recorded expenses of $0, $0 and $393, respectively, for stock option awards.

Cash received from stock option exercises for fiscal 2015, 2014 and 2013 was $141, $3,206 and $5,845, respectively. The total intrinsic value of stock options exercised in fiscal 2015, 2014 and 2013 was $168, $2,597 and $7,502, respectively.

During fiscal 2015, stock options of 5,000 shares were exercised at an aggregate exercise price of $141. During fiscal 2014, stock options of 101,313 shares were exercised at an aggregate exercise price of $3,206. During fiscal 2013, stock options of 498,412 shares were exercised at an aggregate exercise price of $14,267. Of the 498,412 options exercised during fiscal 2013, 314,000 were done so on a cashless basis under which 63,464 shares were issued. The shares withheld as a result of the cashless exercise included the number of shares necessary to cover the exercise price as well as the employee withholding tax related to the exercise, which was then paid by the Company on the employees’ behalf in the aggregate amount of $2,009. Exercises of options are satisfied with the issuance of new shares from authorized shares.

Stock Awards – A summary of restricted stock award activity under the 2010 Equity and Incentive Plan for fiscal 2015, 2014 and 2013 is as follows:

	2015		2014		2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	13,620	$31.08	17,530	$31.03	10,041	$29.46
Granted	–	–	–	–	9,498	32.36
Vested	(3,907)	30.87	(3,910)	30.87	(2,009)	29.46
Forfeited	–	–	–	–	–	–

Nonvested, end of year	9,713	$31.16	13,620	$31.08	17,530	$31.03

In fiscal 2015, 2014 and 2013, the Company recorded expense for restricted stock awards under this Plan of $115, $91 and $133, respectively. At July 31, 2015, there was $216 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 1.97 years. This restricted stock vests evenly over 5 years from the date of grant.

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 related to fiscal 2012 performance. The Committee approved additional awards that were granted in fiscal 2014 related to fiscal year 2013 performance and approved additional awards that were granted in fiscal 2015 related to fiscal 2014 performance. The employee restricted stock units generally vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. Starting in fiscal 2013 and again in fiscal 2014 and fiscal 2015, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. Total expense recognized in fiscal 2015, 2014 and 2013 for restricted stock unit awards was $6,661, $5,140 and $2,290 respectively.

A summary of restricted stock unit activity during fiscal 2015, 2014 and 2013 is included below:

	2015		2014		2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	212,073	$49.21	139,275	$38.06	–	$–
Granted	162,967	50.95	151,168	54.26	143,069	38.01
Vested	(90,608)	48.14	(63,852)	38.68	–	–
Forfeited	(4,079)	50.54	(14,518)	47.26	(3,794)	36.32

Nonvested, end of year	280,353	$50.55	212,073	$49.21	139,275	$38.06

At July 31, 2015, there was $9,375 of total unrecognized compensation costs related to restricted stock unit awards that is expected to be recognized over a weighted average period of 2.15 years.

Total non-cash compensation expense recognized for stock option awards, restricted stock awards and restricted stock unit awards in fiscal 2015, 2014 and 2013 was $6,776, $5,231 and $2,816, respectively, which included $0, $480 and $207, respectively, related to discontinued operations.

The Company recognized a tax benefit related to total stock based compensation expense of $2,507, $1,925 and $1,032 in fiscal 2015, 2014 and 2013, respectively.

***********

