Form 10-Q
period 2015-10-31
THOR INDUSTRIES INC
filed 2015-11-30
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2015.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2015
Common stock, par value
$ .10 per share	52,482,615 shares

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1.	FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2015	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$179,317	$183,478
Accounts receivable, trade, less allowance for doubtful accounts of $682 and $1,283, respectively	291,037	244,052
Accounts receivable, other	26,271	25,642
Inventories, net	271,370	246,115
Notes receivable	—	8,367
Prepaid income taxes, expenses and other	14,593	8,323
Deferred income taxes, net	59,327	59,864

Total current assets	841,915	775,841

Property, plant and equipment, net	243,515	234,045

Other assets:
Goodwill	312,622	312,622
Amortizable intangible assets, net	162,990	169,018
Other	11,341	11,722

Total other assets	486,953	493,362

TOTAL ASSETS	$1,572,383	$1,503,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,246	$162,587
Accrued liabilities:
Compensation and related items	55,376	51,984
Product warranties	107,847	108,206
Income and other taxes	8,080	11,000
Promotions and rebates	21,376	19,817
Product, property and related liabilities	11,158	10,892
Other	16,332	13,849

Total current liabilities	410,415	378,335

Unrecognized tax benefits	12,627	11,945
Deferred income taxes, net	22,315	20,563
Other liabilities	26,652	27,218

Total long-term liabilities	61,594	59,726

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,439,795 and 62,306,037 shares, respectively	6,244	6,231
Additional paid-in capital	218,443	215,539
Retained earnings	1,207,186	1,172,432
Less treasury shares of 9,957,180 and 9,911,474, respectively, at cost	(331,499)	(329,015)

Total stockholders’ equity	1,100,374	1,065,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,572,383	$1,503,248

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended October 31,
	2015	2014
Net sales	$1,030,351	$921,992
Cost of products sold	878,135	804,327

Gross profit	152,216	117,665
Selling, general and administrative expenses	68,454	57,989
Amortization of intangible assets	6,028	3,689
Interest income	138	367
Interest expense	174	—
Other income (expense), net	(7)	352

Income from continuing operations before income taxes	77,691	56,706
Income taxes	26,955	17,505

Net income from continuing operations	50,736	39,201
Loss from discontinued operations, net of income taxes	(239)	(276)

Net Income and comprehensive income	$50,497	$38,925

Weighted average common shares outstanding:
Basic	52,409,945	53,336,592
Diluted	52,545,560	53,433,447

Earnings per common share from continuing operations:
Basic	$0.97	$0.73
Diluted	$0.97	$0.73

Loss per common share from discontinued operations:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Earnings per common share:
Basic	$0.96	$0.73
Diluted	$0.96	$0.73

Regular dividends declared and paid per common share	$0.30	$0.27

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net income	$50,497	$38,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,405	3,324
Amortization of intangible assets	6,028	3,689
Deferred income tax provision	2,289	1,177
Gain on disposition of property, plant and equipment	(1)	(13)
Stock-based compensation expense	2,279	1,565
Excess tax benefits from stock-based awards	(291)	(114)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(47,614)	35,870
Inventories	(25,255)	(5,497)
Prepaid income taxes, expenses and other	(5,889)	(4,267)
Accounts payable	28,667	(13,743)
Accrued liabilities	2,579	(7,479)
Other liabilities	198	(3,412)

Net cash provided by operating activities	18,892	50,025

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,922)	(8,541)
Proceeds from dispositions of property, plant and equipment	40	13
Proceeds from notes receivable	8,367	—
Acquisitions, net of cash acquired	—	(2,915)
Other	—	7

Net cash used in investing activities	(7,515)	(11,436)

Cash flows from financing activities:
Regular cash dividends paid	(15,743)	(14,412)
Principal payments on capital lease obligations	(86)	—
Excess tax benefits from stock-based awards	291	114

Net cash used in financing activities	(15,538)	(14,298)

Net increase (decrease) in cash and cash equivalents	(4,161)	24,291
Cash and cash equivalents, beginning of period	183,478	289,336

Cash and cash equivalents, end of period	$179,317	$313,627

Supplemental cash flow information:
Income taxes paid	$35,326	$36,246
Interest paid	$174	$—

Non-cash transactions:
Capital expenditures in accounts payable	$532	$353

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except per share data)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (collectively, the “Company”), manufactures a wide range of recreational vehicles (“RVs”) in the United States at various manufacturing facilities located primarily in Indiana and Ohio. These products are sold to independent dealers primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core business activities are comprised of two distinct operations, which include the design, manufacture and sale of towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segment financial information for these two segments in Note 4 to the Condensed Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s bus operations that were sold during the quarter ended October 31, 2013. The accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these bus operations as discontinued operations apart from the Company’s continuing operations.

The July 31, 2015 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the quarter ended October 31, 2015 would not necessarily be indicative of the results for a full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates include reserves for inventory, incurred but not reported medical claims, warranty claims, recall liabilities, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and assumptions made for both intangible assets acquired and asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Company adopted ASU 2014-08 as of August 1, 2015. The impact to the Company will depend on future disposals.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (“ASU 2015-11”) “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. The standard is effective for the Company in its fiscal year 2018 beginning on August 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16”) “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments,” to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. This standard is effective for the Company in its fiscal year 2017 beginning on August 1, 2016. This new standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, which will be dependent on future acquisitions.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. This standard is effective for the Company in its fiscal year 2018 beginning on August 1, 2017. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

2.	Acquisitions

Postle

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”), a manufacturer of aluminum extrusion and specialized component products sold to RV and other manufacturers, for total cash consideration of $144,048, net of cash acquired. The net cash consideration of $144,048 was funded entirely from the Company’s cash on hand, based on a final determination of the actual net assets as of the May 1, 2015 closing date and paid during the fourth quarter of fiscal 2015. Postle operates as an independent operation in the same manner as the Company’s other subsidiaries. The operations of Postle are reported in Other, which is a non-reportable segment.

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

Cruiser RV, LLC and DRV, LLC

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) through its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). The Heartland operations are reported within the towable recreational vehicle reportable segment. In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. The initial cash paid for this acquisition was $47,412, subject to adjustment, and was funded entirely from the Company’s cash on hand. This payment of $47,412, less the $1,062 of cash on hand at the acquisition date, resulted in initial net cash consideration of $46,350. Adjustments to increase the net cash consideration by $1,173 were identified, based on the preliminary determination of the actual net assets as of the close of business on December 31, 2014 and the finalization of certain tax matters, and paid during the fourth quarter of fiscal 2015. The $1,173 included reimbursing the seller for $1,062 of cash on hand at the acquisition date and resulted in total net cash consideration of $47,523. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

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

Three Months Ended October 31, 2014
Net sales	$1,001,227
Net income	$43,774
Basic earnings per common share	$0.82
Diluted earnings per common share	$0.82

3.	Discontinued Operations

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“ASV SPA”) to sell its bus business to Allied Specialty Vehicles, Inc. (“ASV”) for cash of $100,000, subject to closing adjustments for changes in the net assets sold from April 30, 2013, to the closing date. The Company’s bus business manufactured and sold transit and shuttle buses. The sale was completed as of October 20, 2013, and the Company received the $100,000 on October 21, 2013, and an additional $5,043 in February 2014, representing the increase in bus net assets since April 30, 2013.

The results of operations for the bus business have been reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

The following table summarizes the results of discontinued operations:

	Three Months Ended October 31,
	2015	2014
Operating loss of discontinued operations before income taxes	$(378)	$(435)
Income tax benefit	(139)	(159)

Loss from discontinued operations, net of taxes	$(239)	$(276)

The operating loss of discontinued operations before income taxes for the three months ended October 31, 2015 and October 31, 2014 reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

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

The operations of the Company’s Postle subsidiary, which was acquired May 1, 2015, are included in Other, which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towables and motorized segments, which are transacted at established arm’s length transfer prices generally consistent with the selling prices of extrusion components to third party customers.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred income tax assets.

	Three Months Ended October 31,
	2015	2014
Net sales:
Recreational vehicles:
Towables	$744,679	$699,778
Motorized	251,099	222,214

Total recreational vehicles	995,778	921,992
Other	50,382	—
Intercompany eliminations	(15,809)	—

Total	$1,030,351	$921,992

	Three Months Ended October 31,
	2015	2014
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$63,224	$49,299
Motorized	21,653	15,101

Total recreational vehicles	84,877	64,400
Other, net	2,656	—
Corporate	(9,842)	(7,694)

Total	$77,691	$56,706

	October 31, 2015	July 31, 2015
Total assets:
Recreational vehicles:
Towables	$951,863	$907,175
Motorized	196,260	162,940

Total recreational vehicles	1,148,123	1,070,115
Other, net	155,276	161,075
Corporate	268,984	272,058

Total	$1,572,383	$1,503,248

5.	Earnings Per Common Share

	Three Months Ended October 31,
	2015	2014
Weighted average common shares outstanding for basic earnings per share	52,409,945	53,336,592
Stock options, unvested restricted stock and restricted stock units	135,615	96,855

Weighted average common shares outstanding for diluted earnings per share	52,545,560	53,433,447

At October 31, 2015 and 2014, the Company had 48,119 and 39,523, respectively, of stock options, unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

6.	Inventories

Major classifications of inventories are as follows:

	October 31, 2015	July 31, 2015
Finished goods – RV	$48,111	$35,693
Finished goods – other	15,803	18,045
Work in process	55,368	51,556
Raw materials	132,480	133,482
Chassis	50,008	37,739

Total	301,770	276,515
Excess of FIFO costs over LIFO costs	(30,400)	(30,400)

Total inventories, net	$271,370	$246,115

Of the $301,770 and $276,515 of inventories at October 31, 2015 and July 31, 2015, all but $79,592 and $72,498, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $79,592 and $72,498 of inventories were valued on a first-in, first-out method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	October 31, 2015	July 31, 2015
Land	$29,187	$27,447
Buildings and improvements	224,001	214,462
Machinery and equipment	110,421	106,959

Total cost	363,609	348,868
Less accumulated depreciation	(120,094)	(114,823)

Property, plant and equipment, net	$243,515	$234,045

Property, plant and equipment at October 31, 2015 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $272.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted Average Remaining Life in Years at October 31, 2015	October 31, 2015		July 31, 2015
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	10	$143,860	$41,780	$143,860	$37,194
Trademarks	19	55,282	8,244	55,282	7,608
Design technology and other intangibles	9	22,400	8,843	22,400	8,168
Non-compete agreements	4	450	135	4,710	4,264

Total amortizable intangible assets		$221,992	$59,002	$226,252	$57,234

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

$169,018

Of the recorded goodwill of $312,622 at both October 31, 2015 and July 31, 2015, $269,751 resides in the towable recreational vehicle segment and $42,871 resides in the other non-reportable segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are the same as its operating segments, which are identified in Note 4 to the Condensed Consolidated Financial Statements. Fair values are determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates, and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC (“FreedomRoads”), accounted for 18% and 14% of the Company’s continuing consolidated net sales for the three months ended October 31, 2015 and the three months ended October 31, 2014, respectively. This dealer also accounted for 15% of the Company’s consolidated trade accounts receivable at October 31, 2015 and 22% at July 31, 2015. The loss of this dealer could have a significant effect on the Company’s business.

10.	Investments and Fair Value Measurements

The Company carries at fair value its investments in securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan. These investments are measured with Level 1 inputs as prescribed by ASC 820, which include quoted prices in active markets for identical assets or liabilities and are the most observable inputs. Deferred compensation plan asset balances of $10,757 and $10,803 were recorded as of October 31, 2015 and July 31, 2015, respectively, as components of other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in other income (expense), net and selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended October 31,
	2015	2014
Beginning balance	$108,206	$94,938
Provision	26,233	29,461
Payments	(26,592)	(26,759)

Ending balance	$107,847	$97,640

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2015 was 34.7% compared with 30.9% for the three months ended October 31, 2014. The primary reason for the increase in the effective income tax rate was the favorable settlement of uncertain tax benefits that occurred during the three months ended October 31, 2014 while no such settlements occurred in the three months ended October 31, 2015.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three months ended October 31, 2015, there were no material changes to the balance of unrecognized tax benefits and the Company accrued $141 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2015.

The Company anticipates a decrease of approximately $3,525 in unrecognized tax benefits, and $935 in accrued interest and penalties related to unrecognized tax benefits recorded as of October 31, 2015, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

13.	Contingent Liabilities, Commitments and Legal Matters

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of October 31, 2015 and July 31, 2015 were $1,313,093 and $1,363,576, respectively. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $4,010 and $4,163 as of October 31, 2015 and July 31, 2015, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended October 31,
	2015	2014
Cost of units repurchased	$819	$1,645
Realization of units resold	687	1,440

Losses due to repurchase	$132	$205

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

Stock-Based Compensation

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. Under this program, the Committee approved awards that were granted in fiscal 2015 related to fiscal year 2014 performance and approved additional awards that were granted in fiscal 2016 related to fiscal 2015 performance. The employee restricted stock units vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. In fiscal 2016 and fiscal 2015, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

Total expense recognized in the three months ended October 31, 2015 and October 31, 2014 for these restricted stock unit awards and other stock-based compensation was $2,279 and $1,565, respectively.

For the restricted stock units that vested during the three month period ended October 31, 2015, a certain portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. The total related taxes withheld of $2,484, to be paid by the Company on behalf of the recipients of these awards, is included in accrued compensation and related items as of October 31, 2015 in the Condensed Consolidated Balance Sheet and is expected to be paid in the second quarter of fiscal 2016.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2015	$1,172,432
Net income	50,497
Dividends declared and paid	(15,743)

Balance as of October 31, 2015	$1,207,186

The dividends declared and paid total of $15,743 represents the regular quarterly dividend of $0.30 per share for the first quarter of fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential economic impact of rising interest rates, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2015. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and, through our operating subsidiaries, have grown to be one of the largest manufacturers of recreational vehicles (“RVs”) in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our combined U.S. and Canadian RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 37.2% for the calendar year-to-date period ended September 30, 2015. In the motorized segment of the RV industry, we have a combined U.S. and Canadian market share of approximately 25.0% for the calendar year-to-date period ended September 30, 2015.

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

We have relied on internally generated cash flows from operations to finance substantially all of our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $15,922 for the three months ended October 31, 2015 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

Recent Events

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”) for cash consideration paid in fiscal 2015 of $144,048, net of cash acquired. Postle is a manufacturer of aluminum extrusion and specialized component products for the RV and other markets, and operates as an independent operation in the same manner as the Company’s other subsidiaries.

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) by its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. Cash consideration paid for this acquisition in fiscal 2015 was $47,523, net of cash acquired. The Company purchased CRV and DRV to expand its towable recreational vehicle market share and to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand. RV dealer inventory of Thor products as of October 31, 2015 increased 6.0% to approximately 66,200 units from approximately 62,450 units as of October 31, 2014, partially attributable to acquisitions since the prior year. Thor’s RV backlog as of October 31, 2015 increased 15.5% to $1,051,023 from $909,651 as of October 31, 2014, also partially attributable to acquisitions since the prior year.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through September 30,			% Change
	2015	2014	Increase
Towable Units	249,136	237,320	11,816	5.0
Motorized Units	35,913	34,032	1,881	5.5

Total	285,049	271,352	13,697	5.0

In August 2015, the RVIA forecasted that calendar year 2015 wholesale shipments for all RV categories will total 373,700 units, a 4.7% increase over calendar year 2014, with most of the 2015 unit growth expected in travel trailers. Calendar year 2015 motorized unit shipments are forecasted to increase 6.8% over calendar year 2014. Travel trailers and fifth wheels are expected to account for 84% of all RV shipments in 2015. The outlook for calendar 2015 growth in RV sales is based on modestly rising consumer confidence and home values, improved credit availability, continued slow gains in job and income prospects and the impact of the current stronger U.S dollar on Canadian sales as well as other global economic risks. RVIA has also forecasted that 2016 calendar year shipments for all categories will total 383,100 units, a 2.5% increase from the expected calendar year 2015 wholesale shipments.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through September 30,			% Change
	2015	2014	Increase
Towable Units	272,326	245,518	26,808	10.9
Motorized Units	35,076	31,327	3,749	12.0

Total	307,402	276,845	30,557	11.0

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar year periods through September 30, 2015 and 2014 to correspond to the industry periods denoted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through September 30,			%
	2015	2014	Increase	Change
Towable Units	90,611	82,363	8,248	10.0
Motorized Units	8,866	8,673	193	2.2

Total	99,477	91,036	8,441	9.3

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar year periods through September 30, 2015 and 2014 to correspond to the industry periods denoted above (and adjusted to include results of acquisitions only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through September 30,			%
	2015	2014	Increase	Change
Towable Units	97,550	87,373	10,177	11.6
Motorized Units	8,772	7,432	1,340	18.0

Total	106,322	94,805	11,517	12.1

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

Recently, we have not experienced any unusual cost increases or supply constraints from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which has impacted our sales and earnings. We believe that the current supply of chassis used in our motorized RV production is adequate for current production levels and that available inventory would compensate for short-term changes in supply schedules if they occur.

Three Months Ended October 31, 2015 vs. Three Months Ended October 31, 2014

	Three Months Ended October 31, 2015		Three Months Ended October 31, 2014		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$744,679		$699,778		$44,901	6.4
Motorized	251,099		222,214		28,885	13.0

Total recreational vehicles	995,778		921,992		73,786	8.0
Other	50,382		—		50,382	—
Intercompany eliminations	(15,809)		—		(15,809)	—

Total	$1,030,351		$921,992		$108,359	11.8

# OF UNITS:
Recreational vehicles
Towables	28,933		26,447		2,486	9.4
Motorized	3,069		2,734		335	12.3

Total	32,002		29,181		2,821	9.7

		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT:
Recreational vehicles
Towables	$110,765	14.9	$91,606	13.1	$19,159	20.9
Motorized	35,362	14.1	26,059	11.7	9,303	35.7

Total recreational vehicles	146,127	14.7	117,665	12.8	28,462	24.2
Other, net	6,089	12.1	—	—	6,089	—

Total	$152,216	14.8	$117,665	12.8	$34,551	29.4

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$43,342	5.8	$38,765	5.5	$4,577	11.8
Motorized	13,710	5.5	10,947	4.9	2,763	25.2

Total recreational vehicles	57,052	5.7	49,712	5.4	7,340	14.8
Other	1,602	3.2	—	—	1,602	—
Corporate	9,800	—	8,277	—	1,523	18.4

Total	$68,454	6.6	$57,989	6.3	$10,465	18.0

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$63,224	8.5	$49,299	7.0	$13,925	28.2
Motorized	21,653	8.6	15,101	6.8	6,552	43.4

Total recreational vehicles	84,877	8.5	64,400	7.0	20,477	31.8
Other, net	2,656	5.3	—	—	2,656	—
Corporate	(9,842)	—	(7,694)	—	(2,148)	(27.9)

Total	$77,691	7.5	$56,706	6.2	$20,985	37.0

	As of October 31, 2015	As of October 31, 2014	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
Towables	$710,013	$653,441	$56,572	8.7
Motorized	341,010	256,210	84,800	33.1

Total	$1,051,023	$909,651	$141,372	15.5

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2015 increased $108,359, or 11.8%, compared to the three months ended October 31, 2014, partially attributable to the acquisitions of CRV/DRV and Postle since the prior year period. Consolidated gross profit increased $34,551, or 29.4%, compared to the three months ended October 31, 2014. Consolidated gross profit was 14.8% of consolidated net sales for the three months ended October 31, 2015 and 12.8% for the three months ended October 31, 2014. Selling, general and administrative expenses for the three months ended October 31, 2015 increased 18.0% compared to the three months ended October 31, 2014. Income from continuing operations before income taxes for the three months ended October 31, 2015 was $77,691, as compared to $56,706 for the three months ended October 31, 2014, an increase of $20,985 or 37.0%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $1,523 to $9,800 for the three months ended October 31, 2015 compared to $8,277 for the three months ended October 31, 2014. The increase is primarily due to an increase in legal and professional fees of $1,581, largely attributable to professional fees incurred related to the development of long-term strategic growth initiatives. In addition, compensation costs also increased, as bonuses increased $458 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $714. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three year period. These increases were partially offset by decreases in deferred compensation expense of $438 and $225 in expenses related to our Corporate repurchase reserve related to vehicle repurchase commitments. Insurance related costs also decreased $300.

Corporate interest income and other income and expense was $42 of net expense for the three months ended October 31, 2015 compared to $583 of net interest and other income for the three months ended October 31, 2014. The $625 increase in net expense is primarily due to the market value of the Company’s deferred compensation plan assets depreciating $192 in the current period as compared to appreciating $246 in the prior year, an increase in net expense of $438. In addition, interest income on notes receivable decreased $217 as a result of lower note balances.

The overall effective income tax rate for the three months ended October 31, 2015 was 34.7% compared with 30.9% for the three months ended October 31, 2014. The primary reason for the increase in the effective income tax rate was the favorable settlement of uncertain tax benefits that occurred during the three months ended October 31, 2014 while no such settlements occurred in the three months ended October 31, 2015.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2015 vs. the three months ended October 31, 2014:

	Three Months Ended October 31, 2015	% of Segment Net Sales	Three Months Ended October 31, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$417,263	56.0	$359,487	51.4	$57,776	16.1
Fifth Wheels	327,416	44.0	340,291	48.6	(12,875)	(3.8)

Total Towables	$744,679	100.0	$699,778	100.0	$44,901	6.4

	Three Months Ended October 31, 2015	% of Segment Shipments	Three Months Ended October 31, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	21,396	74.0	18,359	69.4	3,037	16.5
Fifth Wheels	7,537	26.0	8,088	30.6	(551)	(6.8)

Total Towables	28,933	100.0	26,447	100.0	2,486	9.4

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers and Other	(0.4)
Fifth Wheels	3.0
Total Towables	(3.0)

The increase in total towables net sales of 6.4% compared to the prior year quarter resulted from a 9.4% increase in unit shipments and a 3.0% decrease in the impact of the change in the overall net price per unit. The increase in total towable net sales was partially due to the acquisition of CRV/DRV since the prior year period. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended September 30, 2015 was 4.8% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 0.4% was primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period. The increase in the overall net price per unit within the fifth wheel product lines of 3.0% was due to changes in product mix, which is primarily due to acquisitions since the prior year, and net price increases.

Cost of products sold increased $25,742 to $633,914, or 85.1% of towables net sales, for the three months ended October 31, 2015 compared to $608,172, or 86.9% of towables net sales, for the three months ended October 31, 2014. The change in material, labor, freight-out and warranty comprised $21,620 of the $25,742 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 79.2% for the three months ended October 31, 2015 compared to 81.3% for the three months ended October 31, 2014. This decrease in percentage was primarily the result of a decrease in the material cost percentage to sales due to favorable product mix and selective net selling price increases since the prior year period. Labor and warranty cost percentages also improved slightly. Total manufacturing overhead increased $4,122 with the increase in sales, and increased as a percentage of towables net sales from 5.6% to 5.9% due to increased percentages in both facility related and self-insured insurance costs.

Towables gross profit increased $19,159 to $110,765, or 14.9% of towables net sales, for the three months ended October 31, 2015 compared to $91,606, or 13.1% of towables net sales, for the three months ended October 31, 2014. The increases in gross profit and gross profit percentage were primarily due to the increase in net sales noted above coupled with the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $43,342, or 5.8% of towables net sales, for the three months ended October 31, 2015 compared to $38,765, or 5.5% of towables net sales, for the three months ended October 31, 2014. The primary reason for the $4,577 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $3,405. Sales related travel, advertising and promotional costs also increased $754 in correlation with the sales increase. These two cost categories were also the primary reasons for the increase in selling, general and administrative expense as a percentage of net sales.

Towables income before income taxes was 8.5% of towables net sales for the three months ended October 31, 2015 and 7.0% for the three months ended October 31, 2014. The primary reasons for this increase in percentage were the impact of the increase in net sales along with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2015 vs. the three months ended October 31, 2014:

	Three Months Ended October 31, 2015	% of Segment Net Sales	Three Months Ended October 31, 2014	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$145,431	57.9	$137,848	62.0	$7,583	5.5
Class C	82,427	32.8	62,840	28.3	19,587	31.2
Class B	23,241	9.3	21,526	9.7	1,715	8.0

Total Motorized	$251,099	100.0	$222,214	100.0	$28,885	13.0

	Three Months Ended October 31, 2015	% of Segment Shipments	Three Months Ended October 31, 2014	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,537	50.1	1,551	56.7	(14)	(0.9)
Class C	1,341	43.7	994	36.4	347	34.9
Class B	191	6.2	189	6.9	2	1.1

Total Motorized	3,069	100.0	2,734	100.0	335	12.3

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	6.4
Class C	(3.7)
Class B	6.9
Total Motorized	0.7

The increase in total motorized net sales of 13.0% compared to the prior year quarter resulted from a 12.3% increase in unit shipments and a 0.7% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 4.6% for the three months ended September 30, 2015 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 6.4% was primarily due to a slight shift in the concentration of sales of the larger and generally more expensive diesel units from the more moderately priced gas units compared to a year ago. The decrease in the overall net price per unit within the Class C product line of 3.7% is primarily due to changes in product mix. The increase in the overall net price per unit within the Class B product line of 6.9% is primarily due to changes in product mix and net price increases.

Cost of products sold increased $19,582 to $215,737, or 85.9% of motorized net sales, for the three months ended October 31, 2015 compared to $196,155, or 88.3% of motorized net sales, for the three months ended October 31, 2014. The change in material, labor, freight-out and warranty comprised $18,776 of the $19,582 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 81.7% compared to 83.9% for the prior year period. The decrease in percentage was primarily due to improved warranty and labor costs percentages, as the combination of assimilating an increasing labor force while expanding production lines and product offerings in the past two years led to increased warranty and labor costs in the prior year period.

The material cost percentage to net sales also improved due to a reduction in certain material costs. Total manufacturing overhead increased $806 but decreased slightly as a percentage of motorized net sales from 4.4% to 4.2%.

Motorized gross profit increased $9,303 to $35,362, or 14.1% of motorized net sales, for the three months ended October 31, 2015 compared to $26,059, or 11.7% of motorized net sales, for the three months ended October 31, 2014. The $9,303 increase in gross profit was due primarily to the impact of the 12.3% increase in unit sales volume noted above, while the increase in gross profit as a percentage of motorized net sales was due to the increase in sales and the reduction in the costs of products sold percentage noted above.

Selling, general and administrative expenses were $13,710, or 5.5% of motorized net sales, for the three months ended October 31, 2015 compared to $10,947, or 4.9% of motorized net sales, for the three months ended October 31, 2014. The primary reason for the $2,763 increase, and the increase as a percentage of motorized net sales, was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,272. Legal, professional and related settlement costs also increased $854. These increases were partially offset by a $337 reduction in vehicle repurchase losses.

Motorized income before income taxes was 8.6% of motorized net sales for the three months ended October 31, 2015 and 6.8% of motorized net sales for the three months ended October 31, 2014. The primary reasons for this increase in percentage were the impact of the increase in net sales coupled with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

Financial Condition and Liquidity

As of October 31, 2015, we had $179,317 in cash and cash equivalents compared to $183,478 on July 31, 2015. The components of this $4,161 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to cash provided by operations of $18,892 and $8,367 in proceeds on notes receivable, less $15,922 and $15,743 paid for capital expenditures and dividends, respectively.

Working capital at October 31, 2015 was $431,500 compared to $397,506 at July 31, 2015. Capital expenditures of $15,922 for the three months ended October 31, 2015 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

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

In regard to supporting and growing our business, we anticipate additional capital expenditures in the remainder of fiscal 2016 of approximately $40,000, primarily for expanding our recreational vehicle production facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2015 was $18,892 as compared to net cash provided by operating activities of $50,025 for the three months ended October 31, 2014.

For the three months ended October 31, 2015, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $66,206 of operating cash. The changes in working capital used $47,314 of operating cash during that period, primarily due to larger than usual seasonal increases in accounts receivable and inventory in correlation with the increase in current sales, production levels and backlog, partially offset by an increase in accounts payable.

For the three months ended October 31, 2014, net income adjusted for non-cash items provided $48,553 of operating cash. Changes in working capital provided $1,472 during that period, primarily due to a larger than usual increase in accounts receivable collections. In addition, there was a lower seasonal increase in inventory due to improved inventory management during this period compared to the prior period.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2015 was $7,515, primarily due to capital expenditures of $15,922, partially offset by proceeds received on notes receivable of $8,367.

Net cash used in investing activities for the three months ended October 31, 2014 was $11,436, primarily due to capital expenditures of $8,541 and a final purchase price adjustment of $2,915 related to the fiscal 2014 acquisition of the KZ towable recreational vehicle business.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2015 was $15,538, primarily for the regular quarterly cash dividend payments of $0.30 per share for the first quarter of fiscal 2016 totaling $15,743.

Net cash used in financing activities for the three months ended October 31, 2014 was $14,298, primarily for the regular quarterly cash dividend payments of $0.27 per share for the first quarter of fiscal 2015 totaling $14,412.

The Company increased its previous regular quarterly dividend of $0.27 per share to $0.30 per share in October 2015. In October 2014, the Company increased its previous regular quarterly dividend of $0.23 per share to $0.27 per share.

Accounting Pronouncements

Reference is made to Note 1 of our Condensed Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.

During the quarter ended October 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: November 30, 2015	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: November 30, 2015	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer