Form 10-Q
period 2016-01-31
THOR INDUSTRIES INC
filed 2016-03-07
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2016.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 2/29/2016
Common stock, par value
$ .10 per share	52,482,615 shares

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1.	FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$185,371	$183,478
Accounts receivable, trade, less allowance for doubtful accounts of $780 and $1,283, respectively	309,298	244,052
Accounts receivable, other	22,743	25,642
Inventories, net	274,545	246,115
Notes receivable	—	8,367
Prepaid income taxes, expenses and other	17,092	8,323
Deferred income taxes, net	59,056	59,864

Total current assets	868,105	775,841

Property, plant and equipment, net	246,577	234,045

Other assets:
Goodwill	303,509	312,622
Amortizable intangible assets, net	157,136	169,018
Other	11,036	11,722

Total other assets	471,681	493,362

TOTAL ASSETS	$1,586,363	$1,503,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,554	$162,587
Accrued liabilities:
Compensation and related items	53,142	51,984
Product warranties	106,260	108,206
Income and other taxes	7,730	11,000
Promotions and rebates	21,244	19,817
Product, property and related liabilities	11,330	10,892
Other	16,943	13,849

Total current liabilities	397,203	378,335

Unrecognized tax benefits	12,478	11,945
Deferred income taxes, net	18,494	20,563
Other liabilities	26,794	27,218

Total long-term liabilities	57,766	59,726

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,439,795 and 62,306,037 shares, respectively	6,244	6,231
Additional paid-in capital	220,537	215,539
Retained earnings	1,236,112	1,172,432
Less treasury shares of 9,957,180 and 9,911,474, respectively, at cost	(331,499)	(329,015)

Total stockholders’ equity	1,131,394	1,065,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,586,363	$1,503,248

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net sales	$975,071	$852,416	$2,005,422	$1,774,408
Cost of products sold	826,249	750,416	1,704,384	1,554,743

Gross profit	148,822	102,000	301,038	219,665
Selling, general and administrative expenses	67,366	54,302	135,820	112,291
Amortization of intangible assets	5,854	3,967	11,882	7,656
Impairment charges	9,113	—	9,113	—
Interest income	105	340	243	707
Interest expense	168	1	342	1
Other income (expense), net	(538)	67	(545)	419

Income from continuing operations before income taxes	65,888	44,137	143,579	100,843
Income taxes	20,641	13,870	47,596	31,375

Net income from continuing operations	45,247	30,267	95,983	69,468
Loss from discontinued operations, net of income taxes	(579)	(1,619)	(818)	(1,895)

Net Income and comprehensive income	$44,668	$28,648	$95,165	$67,573

Weighted-average common shares outstanding:
Basic	52,474,801	53,377,440	52,442,373	53,355,757
Diluted	52,561,122	53,458,531	52,553,341	53,444,730

Earnings per common share from continuing operations:
Basic	$0.86	$0.57	$1.83	$1.30
Diluted	$0.86	$0.57	$1.83	$1.30

Loss per common share from discontinued operations:
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Earnings per common share:
Basic	$0.85	$0.54	$1.81	$1.27
Diluted	$0.85	$0.54	$1.81	$1.26

Regular dividends declared and paid per common share	$0.30	$0.27	$0.60	$0.54

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

	Six Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net income	$95,165	$67,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,958	6,788
Amortization of intangible assets	11,882	7,656
Impairment charges	9,113	—
Deferred income tax provision	(1,261)	(1,679)
(Gain) loss on disposition of property, plant and equipment	47	(78)
Stock-based compensation expense	4,679	3,327
Excess tax benefits from stock-based awards	(291)	(114)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(62,347)	(17)
Inventories	(28,430)	(15,477)
Prepaid income taxes, expenses and other	(8,083)	(10,391)
Accounts payable	18,922	10,120
Accrued liabilities	1,231	(12,139)
Other liabilities	281	(2,407)

Net cash provided by operating activities	51,866	53,162

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,539)	(16,161)
Proceeds from dispositions of property, plant and equipment	47	41
Proceeds from notes receivable	8,367	1,400
Acquisitions, net of cash acquired	—	(49,265)
Other	—	15

Net cash used in investing activities	(16,125)	(63,970)

Cash flows from financing activities:
Regular cash dividends paid	(31,485)	(28,824)
Principal payments on capital lease obligations	(170)	—
Excess tax benefits from stock-based awards	291	114
Payments related to vesting of stock-based awards	(2,484)	(1,562)

Net cash used in financing activities	(33,848)	(30,272)

Net increase (decrease) in cash and cash equivalents	1,893	(41,080)
Cash and cash equivalents, beginning of period	183,478	289,336

Cash and cash equivalents, end of period	$185,371	$248,256

Supplemental cash flow information:
Income taxes paid	$63,301	$59,547
Interest paid	$342	$1

Non-cash transactions:
Capital expenditures in accounts payable	$585	$220

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

The July 31, 2015 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the six months ended January 31, 2016 would not necessarily be indicative of the results for a full fiscal year.

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

Postle

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle Operating, LLC (“Postle”), a manufacturer of aluminum extrusion and specialized component products sold to RV and other manufacturers, for total cash consideration of $144,048, net of cash acquired. The net cash consideration of $144,048 was funded entirely from the Company’s cash on hand, based on a final determination of the actual net assets as of the May 1, 2015 closing date and paid during the fourth quarter of fiscal 2015. Postle operates as an independent operation in the same manner as the Company’s other subsidiaries. The operations of Postle are reported in “Other,” which is a non-reportable segment.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 12.3 years. The customer relationships were valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 15 years.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 13.9 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 12 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over 6 weeks. Goodwill is deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2015 acquisitions of both Postle and CRV/DRV had occurred at the beginning of fiscal 2014. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended January 31, 2015	Six Months Ended January 31, 2015
Net sales	$912,924	$1,914,151
Net income	$31,318	$75,087
Basic earnings per common share	$0.59	$1.41
Diluted earnings per common share	$0.59	$1.40

3.	Discontinued Operations

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

The following table summarizes the results of discontinued operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Operating loss of discontinued operations before income taxes	$(918)	$(2,564)	$(1,296)	$(2,999)
Income tax benefit	(339)	(945)	(478)	(1,104)

Loss from discontinued operations, net of taxes	$(579)	$(1,619)	$(818)	$(1,895)

The operating loss of discontinued operations before income taxes for the three and six months ended January 31, 2016 and January 31, 2015 reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and worker’s compensation claims occurring prior to the closing date of the sale.

As a result of the sale of the bus business, and in accordance with the ASV SPA, the Company is no longer the primary obligor to the taxing authorities for bus operations in certain states. Under the terms of the sale, the Company has agreed to indemnify ASV for any claims made by the taxing authorities after the date of sale for uncertain tax positions, but does not expect future losses under this guarantee to be material.

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

The operations of the Company’s Postle subsidiary, which was acquired May 1, 2015, are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towable and motorized segments, which are transacted at established arm’s length transfer prices generally consistent with the selling prices of extrusion components to third party customers.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred income tax assets.

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales:	2016	2015	2016	2015
Recreational vehicles:
Towables	$698,318	$675,090	$1,442,997	$1,374,868
Motorized	242,867	177,326	493,966	399,540

Total recreational vehicles	941,185	852,416	1,936,963	1,774,408
Other	48,011	—	98,393	—
Intercompany eliminations	(14,125)	—	(29,934)	—

Total	$975,071	$852,416	$2,005,422	$1,774,408

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Income (loss) from continuing operations before income taxes:
Recreational vehicles:
Towables	$53,069	$40,320	$116,293	$89,619
Motorized	20,519	11,867	42,172	26,968

Total recreational vehicles	73,588	52,187	158,465	116,587
Other, net	3,010	—	5,666	—
Corporate	(10,710)	(8,050)	(20,552)	(15,744)

Total	$65,888	$44,137	$143,579	$100,843

	January 31, 2016	July 31, 2015
Total assets:
Recreational vehicles:
Towables	$928,841	$907,175
Motorized	220,368	162,940

Total recreational vehicles	1,149,209	1,070,115
Other, net	156,103	161,075
Corporate	281,051	272,058

Total	$1,586,363	$1,503,248

5.	Earnings Per Common Share

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Weighted-average common shares outstanding for basic earnings per share	52,474,801	53,377,440	52,442,373	53,355,757
Unvested restricted stock and restricted stock units	86,321	81,091	110,968	88,973

Weighted-average common shares outstanding for diluted earnings per share	52,561,122	53,458,531	52,553,341	53,444,730

At January 31, 2016 and 2015, the Company had 30,716 and 14,048, respectively, of unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

6.	Inventories

Major classifications of inventories are as follows:

	January 31, 2016	July 31, 2015
Finished goods – RV	$37,764	$35,693
Finished goods – other	17,542	18,045
Work in process	59,506	51,556
Raw materials	139,876	133,482
Chassis	50,597	37,739

Total	305,285	276,515
Excess of FIFO costs over LIFO costs	(30,740)	(30,400)

Total inventories, net	$274,545	$246,115

Of the $305,285 and $276,515 of inventories at January 31, 2016 and July 31, 2015, all but $82,324 and $72,498, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $82,324 and $72,498 of inventories were valued on a first-in, first-out basis.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	January 31, 2016	July 31, 2015
Land	$29,208	$27,447
Buildings and improvements	228,622	214,462
Machinery and equipment	112,065	106,959

Total cost	369,895	348,868
Less accumulated depreciation	(123,318)	(114,823)

Property, plant and equipment, net	$246,577	$234,045

Property, plant and equipment at both January 31, 2016 and July 31, 2015 includes buildings and improvements under capital leases of $6,527, and includes related amortization included in accumulated depreciation of $408 and $136 at January 31, 2016 and July 31, 2015, respectively.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average Remaining Life in Years at January 31, 2016	January 31, 2016		July 31, 2015
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	9	$143,860	$46,300	$143,860	$37,194
Trademarks	18	55,282	8,880	55,282	7,608
Design technology and other intangibles	9	22,400	9,518	22,400	8,168
Non-compete agreements	3	450	158	4,710	4,264

Total amortizable intangible assets		$221,992	$64,856	$226,252	$57,234

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

Of the recorded goodwill of $303,509 at January 31, 2016 and $312,622 at July 31, 2015, $260,638 and $269,751, respectively, resides in the towable recreational vehicle segment and $42,871 resides in the other non-reportable segment at both January 31, 2016 and July 31, 2015.

Based on recent and future forecasted operating results, the Company determined that sufficient evidence existed as of the second quarter of fiscal 2016 to warrant an interim goodwill impairment analysis for one of its reporting units. As a result of this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $9,113 related to this reporting unit within the towables reportable segment. For the purpose of this goodwill test, the fair value of the reporting unit was determined by employing a discounted cash flow model, which utilized Level 3 inputs as defined by ASC 820. The $9,113 charge represents the full impairment of the goodwill related to this reporting unit.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 21% and 14% of the Company’s continuing consolidated net sales for the six months ended January 31, 2016 and the six months ended January 31, 2015, respectively. This dealer also accounted for 24% of the Company’s consolidated trade accounts receivable at January 31, 2016 and 22% at July 31, 2015. The loss of this dealer could have a significant effect on the Company’s business.

10.	Investments and Fair Value Measurements

The Company carries at fair value its investments in securities (primarily mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan. These investments are measured with Level 1 inputs as prescribed by ASC 820, which include quoted prices in active markets for identical assets or liabilities and are the most observable inputs. Deferred compensation plan asset balances of $10,460 and $10,803 were recorded as of January 31, 2016 and July 31, 2015, respectively, as components of other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in other income (expense), net and selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

11.	Product Warranties

The Company generally provides retail customers of its products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Management believes that the warranty reserves are adequate, however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty reserves are reviewed and adjusted as necessary on at least a quarterly basis.

Changes in our product warranty reserves are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Beginning balance	$107,847	$97,640	$108,206	$94,938
Provision	25,283	26,769	51,516	56,230
Payments	(26,870)	(27,025)	(53,462)	(53,784)
Acquisitions	—	4,664	—	4,664

Ending balance	$106,260	$102,048	$106,260	$102,048

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2016 was 31.3% compared with 31.4% for the three months ended January 31, 2015. The effective income tax rates for the fiscal 2015 three-month period and fiscal 2016 three-month period were both impacted, to a similar extent, by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014 and December 18, 2015 respectively.

The overall effective income tax rate for the six months ended January 31, 2016 was 33.1% compared with 31.1% for the six months ended January 31, 2015. The primary reason for the increase in the effective income tax rate is due to uncertain tax benefits that settled favorably in the six months ended January 31, 2015 while no such settlements occurred in the six months ended January 31, 2016. The effective income tax rates for the fiscal 2015 and fiscal 2016 periods were both impacted, to a similar extent, by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014 and December 18, 2015 respectively.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six months ended January 31, 2016, there were no material changes to the balance of unrecognized tax benefits and the Company accrued $282 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2015. For the three months ended January 31, 2016, the Company accrued $141 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2015.

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

The Company anticipates a decrease of approximately $5,340 in unrecognized tax benefits, and $1,182 in accrued interest and penalties related to unrecognized tax benefits recorded as of January 31, 2016, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of January 31, 2016 and July 31, 2015 were $1,558,560 and $1,363,576, respectively. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $4,650 and $4,163 as of January 31, 2016 and July 31, 2015, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Cost of units repurchased	$189	$4,582	$1,008	$6,227
Realization of units resold	189	3,721	876	5,161

Losses due to repurchase	$—	$861	$132	$1,066

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

Total expense recognized in the three months ended January 31, 2016 and January 31, 2015 for these restricted stock unit awards and other stock-based compensation was $2,400 and $1,762, respectively. Total expense recognized in the six months ended January 31, 2016 and January 31, 2015 for these restricted stock unit awards and other stock-based compensation was $4,679 and $3,327, respectively.

For the restricted stock units that vested during the six month periods ended January 31, 2016 and January 31, 2015, a portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the six months ended January 31, 2016 and January 31, 2015 totaled $2,484 and $1,562, respectively.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2015	$1,172,432
Net income	95,165
Dividends declared and paid	(31,485)

Balance as of January 31, 2016	$1,236,112

The dividends declared and paid total of $31,485 represents the regular quarterly dividend of $0.30 per share for each of the first two quarters of fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the costs of compliance with increased governmental regulation, legal issues, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential economic impact of rising interest rates, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2015. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and, through our operating subsidiaries, have grown to be one of the largest manufacturers of recreational vehicles (“RVs”) in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our combined U.S. and Canadian RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 37.1% for the calendar year ended December 31, 2015. In the motorized segment of the RV industry, we have a combined U.S. and Canadian market share of approximately 25.0% for the calendar year ended December 31, 2015.

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

We have relied on internally generated cash flows from operations to finance substantially all of our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $24,539 for the six months ended January 31, 2016 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

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

Industry Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we also monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

We believe our dealer inventory levels are appropriate for seasonal consumer demand. RV dealer inventory of Thor products as of January 31, 2016 increased 2.0% to approximately 78,000 units from approximately 76,440 units as of January 31, 2015. Thor’s RV backlog as of January 31, 2016 increased 17.3% to $1,105,247 from $942,060 as of January 31, 2015.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			% Change
	2015	2014	Increase
Towable Units	326,936	312,784	14,152	4.5
Motorized Units	47,310	43,951	3,359	7.6

Total	374,246	356,735	17,511	4.9

According to the most recent RVIA forecast in March 2016, calendar year 2016 shipments for towable and motorized units will approximate 332,800 and 49,000 units, respectively, which are 1.8% higher and 3.6% higher than the calendar year 2015 wholesale shipments noted above and the highest combined total since the record levels of 2006. Travel trailers and fifth wheels are expected to account for 84% of all RV shipments in calendar year 2016. The outlook for calendar year 2016 growth in RV sales is based on continued gains in job and disposable income prospects as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong U.S. dollar and continued weakness in energy production and prices.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			% Change
	2015	2014	Increase
Towable Units	325,907	289,934	35,973	12.4
Motorized Units	43,976	38,932	5,044	13.0

Total	369,883	328,866	41,017	12.5

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar years ended December 31, 2015 and 2014 to correspond to the industry periods denoted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			% Change
	2015	2014	Increase
Towable Units	119,034	108,704	10,330	9.5
Motorized Units	11,689	10,923	766	7.0

Total	130,723	119,627	11,096	9.3

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2015 and 2014 to correspond to the industry periods denoted above (and adjusted to include results of acquisitions only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			% Change
	2015	2014	Increase
Towable Units	116,550	103,070	13,480	13.1
Motorized Units	10,978	9,247	1,731	18.7

Total	127,528	112,317	15,211	13.5

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

Recently, we have not experienced any unusual cost increases or supply constraints from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages, production delays or work stoppages at the chassis manufacturers which have impacted our sales and earnings. We believe that the current supply of chassis used in our motorized RV production is adequate for current production levels and that available inventory would compensate for short-term changes in supply schedules if they occur.

Three Months Ended January 31, 2016 vs. Three Months Ended January 31, 2015

	Three Months Ended January 31, 2016		Three Months Ended January 31, 2015		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$698,318		$675,090		$23,228	3.4
Motorized	242,867		177,326		65,541	37.0

Total recreational vehicles	941,185		852,416		88,769	10.4
Other	48,011		—		48,011	—
Intercompany eliminations	(14,125)		—		(14,125)	—

Total	$975,071		$852,416		$122,655	14.4

# OF UNITS:
Recreational vehicles
Towables	26,544		24,795		1,749	7.1
Motorized	3,014		2,181		833	38.2

Total	29,558		26,976		2,582	9.6

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$108,615	15.6	$80,694	12.0	$27,921	34.6
Motorized	33,350	13.7	21,306	12.0	12,044	56.5

Total recreational vehicles	141,965	15.1	102,000	12.0	39,965	39.2
Other, net	6,857	14.3	—	—	6,857	—

Total	$148,822	15.3	$102,000	12.0	$46,822	45.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$42,356	6.1	$36,517	5.4	$5,839	16.0
Motorized	12,823	5.3	9,433	5.3	3,390	35.9

Total recreational vehicles	55,179	5.9	45,950	5.4	9,229	20.1
Other	2,026	4.2	—	—	2,026	—
Corporate	10,161	—	8,352	—	1,809	21.7

Total	$67,366	6.9	$54,302	6.4	$13,064	24.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$53,069	7.6	$40,320	6.0	$12,749	31.6
Motorized	20,519	8.4	11,867	6.7	8,652	72.9

Total recreational vehicles	73,588	7.8	52,187	6.1	21,401	41.0
Other, net	3,010	6.3	—	—	3,010	—
Corporate	(10,710)	—	(8,050)	—	(2,660)	(33.0)

Total	$65,888	6.8	$44,137	5.2	$21,751	49.3

ORDER BACKLOG:	As of January 31, 2016	As of January 31, 2015	Change Amount	% Change
Recreational vehicles
Towables	$708,408	$626,052	$82,356	13.2
Motorized	396,839	316,008	80,831	25.6

Total	$1,105,247	$942,060	$163,187	17.3

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2016 increased $122,655, or 14.4%, compared to the three months ended January 31, 2015, partially attributable to the acquisitions of CRV/DRV and Postle. Consolidated gross profit increased $46,822, or 45.9%, compared to the three months ended January 31, 2015. Consolidated gross profit was 15.3% of consolidated net sales for the three months ended January 31, 2016 and 12.0% for the three months ended January 31, 2015. Selling, general and administrative expenses for the three months ended January 31, 2016 increased 24.1% compared to the three months ended January 31, 2015. Income from continuing operations before income taxes for the three months ended January 31, 2016 was $65,888, as compared to $44,137 for the three months ended January 31, 2015, an increase of $21,751 or 49.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $1,809 to $10,161 for the three months ended January 31, 2016 compared to $8,352 for the three months ended January 31, 2015. The increase is primarily due to an increase in compensation costs, as bonuses increased $708 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $638. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate also increased by a total of $575, and charitable contributions expense increased $447. These increases were partially offset by a decrease in deferred compensation expense of $619, which relates to the equal and offsetting increase in net other expense noted below due to the market value change in the deferred compensation plan assets.

Corporate interest income and other income and expense was $549 of net expense for the three months ended January 31, 2016 compared to $302 of net interest and other income for the three months ended January 31, 2015. The $851 increase in net expense is primarily due to the market value of the Company’s deferred compensation plan assets depreciating $598 in the current period as compared to appreciating $21 in the prior year, an increase in net expense of $619. In addition, interest income on notes receivable decreased $281 as a result of lower note balances.

The overall effective income tax rate for the three months ended January 31, 2016 was 31.3% compared with 31.4% for the three months ended January 31, 2015. The effective income tax rates for the fiscal 2015 three month period and fiscal 2016 three month period were both impacted, to a similar extent, by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014 and December 18, 2015 respectively.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2016 vs. the three months ended January 31, 2015:

	Three Months Ended January 31, 2016	% of Segment Net Sales	Three Months Ended January 31, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$378,245	54.2	$346,401	51.3	$31,844	9.2
Fifth Wheels	320,073	45.8	328,689	48.7	(8,616)	(2.6)

Total Towables	$698,318	100.0	$675,090	100.0	$23,228	3.4

	Three Months Ended January 31, 2016	% of Segment Shipments	Three Months Ended January 31, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	19,257	72.5	17,226	69.5	2,031	11.8
Fifth Wheels	7,287	27.5	7,569	30.5	(282)	(3.7)

Total Towables	26,544	100.0	24,795	100.0	1,749	7.1

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers and Other	(2.6)
Fifth Wheels	1.1
Total Towables	(3.7)

The increase in total towables net sales of 3.4% compared to the prior year quarter resulted from a 7.1% increase in unit shipments and a 3.7% decrease in the impact of the change in the overall net price per unit. The increase in total towables net sales was primarily due to the inclusion of three months of operations of CRV/DRV in the current year period as compared to one month of operations in the prior year period from the date of acquisition. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended January 31, 2016 was 5.7% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 2.6% was primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period. The slight increase in the overall net price per unit within the fifth wheel product lines of 1.1% was due to changes in product mix, which is primarily due to acquisitions since the prior year.

Cost of products sold decreased $4,693 to $589,703, or 84.4% of towables net sales, for the three months ended January 31, 2016 compared to $594,396, or 88.0% of towables net sales, for the three months ended January 31, 2015. The change in material, labor, freight-out and warranty comprised $6,018 of the $4,693 decrease in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 77.9% for the three months ended January 31, 2016 compared to 81.5% for the three months ended January 31, 2015. This decrease in percentage was primarily the result of a decrease in the material cost percentage to sales due to favorable product mix, selective net selling price increases and improved material management since the prior year period. Warranty and freight-out improved as a percentage of sales as well. Total manufacturing overhead increased $1,325 with the increase in sales, but remained the same as a percentage of towables net sales at 6.5% for both periods.

Towables gross profit increased $27,921 to $108,615, or 15.6% of towables net sales, for the three months ended January 31, 2016 compared to $80,694, or 12.0% of towables net sales, for the three months ended January 31, 2015. The increases in gross profit and gross profit percentage were primarily due to the increase in net sales noted above coupled with the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $42,356, or 6.1% of towables net sales, for the three months ended January 31, 2016 compared to $36,517, or 5.4% of towables net sales, for the three months ended January 31, 2015. The primary reason for the $5,839 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,282. Sales related travel, advertising and promotional costs also increased $551 in correlation with the sales increase. These two cost categories were also the primary reasons for the increase in selling, general and administrative expense as a percentage of net sales.

Towables income before income taxes was 7.6% of towables net sales for the three months ended January 31, 2016 and 6.0% for the three months ended January 31, 2015. The primary reasons for this increase in percentage were the impact of the increase in net sales along with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above and the goodwill impairment charge of $9,113 included in the results for the three months ended January 31, 2016 as discussed in Note 8 to the Condensed Consolidated Financial Statements.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2016 vs. the three months ended January 31, 2015:

	Three Months Ended January 31, 2016	% of Segment Net Sales	Three Months Ended January 31, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$138,664	57.1	$108,080	60.9	$30,584	28.3
Class C	82,257	33.9	51,074	28.8	31,183	61.1
Class B	21,946	9.0	18,172	10.3	3,774	20.8

Total Motorized	$242,867	100.0	$177,326	100.0	$65,541	37.0

	Three Months Ended January 31, 2016	% of Segment Shipments	Three Months Ended January 31, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,476	49.0	1,199	55.0	277	23.1
Class C	1,357	45.0	831	38.1	526	63.3
Class B	181	6.0	151	6.9	30	19.9

Total Motorized	3,014	100.0	2,181	100.0	833	38.2

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	5.2
Class C	(2.2)
Class B	0.9
Total Motorized	(1.2)

The increase in total motorized net sales of 37.0% compared to the prior year quarter resulted from a 38.2% increase in unit shipments and a 1.2% decrease in the impact of the change in the overall net price per unit. The increase in total motorized net sales is partially attributable to certain rental unit shipments typically made in the third quarter being accelerated into the second quarter in the current year. The overall market increase in wholesale unit shipments of motorhomes was 17.6% for the three months ended January 31, 2016 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 5.2% was primarily due to a slight increase in the concentration of sales of the larger and generally more expensive diesel units from the more moderately priced gas units compared to a year ago. The decrease in the overall net price per unit within the Class C product line of 2.2% is primarily due to a higher concentration of sales of the generally less expensive rental units in the current period compared to a year ago. The slight increase in the overall net price per unit within the Class B product line of 0.9% is primarily due to changes in product mix.

Cost of products sold increased $53,497 to $209,517, or 86.3% of motorized net sales, for the three months ended January 31, 2016 compared to $156,020, or 88.0% of motorized net sales, for the three months ended January 31, 2015. The change in material, labor, freight-out and warranty comprised $52,045 of the $53,497 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 82.0% compared to 82.9% for the prior year period. The decrease in percentage was due to the material cost percentage to net sales improving due to product mix and a reduction in certain material costs. The warranty cost percentage also improved, as the combination of assimilating an increasing labor force while expanding production lines and product offerings in the past two years led to increased warranty costs in the prior year period. Total manufacturing overhead increased $1,452 but decreased as a percentage of motorized net sales from 5.1% to 4.3%, as the significant increase in motorized net sales resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $12,044 to $33,350, or 13.7% of motorized net sales, for the three months ended January 31, 2016 compared to $21,306, or 12.0% of motorized net sales, for the three months ended January 31, 2015. The $12,044 increase in gross profit was due primarily to the impact of the 38.2% increase in unit sales volume noted above, while the increase in gross profit as a percentage of motorized net sales was due to the increase in sales and the reduction in the costs of products sold percentage noted above.

Selling, general and administrative expenses were $12,823, or 5.3% of motorized net sales, for the three months ended January 31, 2016 compared to $9,433, or 5.3% of motorized net sales, for the three months ended January 31, 2015. The primary reason for the $3,390 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $3,027.

Motorized income before income taxes was 8.4% of motorized net sales for the three months ended January 31, 2016 and 6.7% of motorized net sales for the three months ended January 31, 2015. The primary reasons for this increase in percentage were the impact of the increase in net sales coupled with the decrease in the cost of products sold percentage noted above.

Six Months Ended January 31, 2016 vs. Six Months Ended January 31, 2015

	Six Months Ended January 31, 2016		Six Months Ended January 31, 2015		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$1,442,997		$1,374,868		$68,129	5.0
Motorized	493,966		399,540		94,426	23.6

Total recreational vehicles	1,936,963		1,774,408		162,555	9.2
Other	98,393		—		98,393	—
Intercompany eliminations	(29,934)		—		(29,934)	—

Total	$2,005,422		$1,774,408		$231,014	13.0

# OF UNITS:
Recreational vehicles
Towables	55,477		51,242		4,235	8.3
Motorized	6,083		4,915		1,168	23.8

Total	61,560		56,157		5,403	9.6

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$219,380	15.2	$172,300	12.5	$47,080	27.3
Motorized	68,712	13.9	47,365	11.9	21,347	45.1

Total recreational vehicles	288,092	14.9	219,665	12.4	68,427	31.2
Other, net	12,946	13.2	—	—	12,946	—

Total	$301,038	15.0	$219,665	12.4	$81,373	37.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$85,698	5.9	$75,282	5.5	$10,416	13.8
Motorized	26,533	5.4	20,380	5.1	6,153	30.2

Total recreational vehicles	112,231	5.8	95,662	5.4	16,569	17.3
Other	3,628	3.7	—	—	3,628	—
Corporate	19,961	—	16,629	—	3,332	20.0

Total	$135,820	6.8	$112,291	6.3	$23,529	21.0

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$116,293	8.1	$89,619	6.5	$26,674	29.8
Motorized	42,172	8.5	26,968	6.7	15,204	56.4

Total recreational vehicles	158,465	8.2	116,587	6.6	41,878	35.9
Other, net	5,666	5.8	—	—	5,666	—
Corporate	(20,552)	—	(15,744)	—	(4,808)	(30.5)

Total	$143,579	7.2	$100,843	5.7	$42,736	42.4

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2016 increased $231,014, or 13.0%, compared to the six months ended January 31, 2015, partially attributable to the acquisitions of CRV/DRV and Postle. Consolidated gross profit increased $81,373, or 37.0%, compared to the six months ended January 31, 2015. Consolidated gross profit was 15.0% of consolidated net sales for the six months ended January 31, 2016 and 12.4% for the six months ended January 31, 2015. Selling, general and administrative expenses for the six months ended January 31, 2016 increased 21.0% compared to the six months ended January 31, 2015. Income from continuing operations before income taxes for the six months ended January 31, 2016 was $143,579, as compared to $100,843 for the six months ended January 31, 2015, an increase of $42,736 or 42.4%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $3,332 to $19,961 for the six months ended January 31, 2016 compared to $16,629 for the six months ended January 31, 2015. The increase is primarily due to an increase in legal and professional service fees of $1,643, largely attributable to professional fees incurred related to the development of long-term strategic growth initiatives and increased sales and marketing initiatives. In addition, compensation costs also increased, as bonuses increased $1,166 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $1,352. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate also increased by a total of $538. These increases were partially offset by a decrease in deferred compensation expense of $1,057, which relates to the equal and offsetting increase in net other expense noted below due to the market value change in the deferred compensation plan assets.

Corporate interest income and other income and expense was $591 of net expense for the six months ended January 31, 2016 compared to $885 of net income for the six months ended January 31, 2015. The $1,476 increase in net expense is primarily due to the market value of the Company’s deferred compensation plan assets depreciating $790 in the current period as compared to appreciating $267 in the prior year, an increase in net expense of $1,057. In addition, interest income on notes receivable decreased $498 as a result of lower note balances.

The overall effective income tax rate for the six months ended January 31, 2016 was 33.1% compared with 31.1% for the six months ended January 31, 2015. The primary reason for the increase in the effective income tax rate is due to uncertain tax benefits that settled favorably in the six months ended January 31, 2015 while no such settlements occurred in the six months ended January 31, 2016. The effective income tax rates for the fiscal 2015 and fiscal 2016 periods were both impacted, to a similar extent, by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014 and December 18, 2015 respectively.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2016 vs. the six months ended January 31, 2015:

	Six Months Ended January 31, 2016	% of Segment Net Sales	Six Months Ended January 31, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$795,508	55.1	$705,888	51.3	$89,620	12.7
Fifth Wheels	647,489	44.9	668,980	48.7	(21,491)	(3.2)

Total Towables	$1,442,997	100.0	$1,374,868	100.0	$68,129	5.0

	Six Months Ended January 31, 2016	% of Segment Shipments	Six Months Ended January 31, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	40,653	73.3	35,585	69.4	5,068	14.2
Fifth Wheels	14,824	26.7	15,657	30.6	(833)	(5.3)

Total Towables	55,477	100.0	51,242	100.0	4,235	8.3

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers and Other	(1.5)
Fifth Wheels	2.1
Total Towables	(3.3)

The increase in total towables net sales of 5.0% compared to the prior year period resulted from a 8.3% increase in unit shipments and a 3.3% decrease in the impact of the change in the overall net price per unit. The increase in total towables net sales was primarily due to the inclusion of six months of operations of CRV/DRV in the current year as compared to one month in the prior year period from the date of acquisition. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the six months ended January 31, 2016 was 6.5% compared to the same period last year according to statistics published by RVIA.

The decrease in the overall net price per unit within the travel trailer product lines of 1.5% was primarily due to product mix, as sales in the current period include a higher concentration of entry-level to mid-level product lines as compared to the prior year period. The increase in the overall net price per unit within the fifth wheel product lines of 2.1% was due to changes in product mix, which is primarily due to acquisitions since the prior year.

Cost of products sold increased $21,049 to $1,223,617, or 84.8% of towables net sales, for the six months ended January 31, 2016 compared to $1,202,568, or 87.5% of towables net sales, for the six months ended January 31, 2015. The change in material, labor, freight-out and warranty comprised $15,602 of the $21,049 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 78.6% for the six months ended January 31, 2016 compared to 81.4% for the six months ended January 31, 2015. This decrease in percentage was primarily the result of a decrease in the material cost percentage to sales due to favorable product mix, selective net selling price increases and improved material management since the prior year period. Labor, warranty and freight-out all improved as a percentage of sales as well. Total manufacturing overhead increased $5,447 with the increase in sales, and increased slightly as a percentage of towables net sales from 6.1% last year to 6.2% in the current period.

Towables gross profit increased $47,080 to $219,380, or 15.2% of towables net sales, for the six months ended January 31, 2016 compared to $172,300, or 12.5% of towables net sales, for the six months ended January 31, 2015. The increases in gross profit and gross profit percentage were primarily due to the increase in net sales noted above coupled with the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $85,698, or 5.9% of towables net sales, for the six months ended January 31, 2016 compared to $75,282, or 5.5% of towables net sales, for the six months ended January 31, 2015. The primary reason for the $10,416 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $8,687. Sales related travel, advertising and promotional costs also increased $1,305 in correlation with the sales increase. These two cost categories were also the primary reasons for the increase in selling, general and administrative expense as a percentage of net sales.

Towables income before income taxes was 8.1% of towables net sales for the six months ended January 31, 2016 and 6.5% for the six months ended January 31, 2015. The primary reasons for this increase in percentage were the impact of the increase in net sales along with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above and the goodwill impairment charge of $9,113 included in the results for the six months ended January 31, 2016 as discussed in Note 8 to the Condensed Consolidated Financial Statements.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2016 vs. the six months ended January 31, 2015:

	Six Months Ended January 31, 2016	% of Segment Net Sales	Six Months Ended January 31, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$284,095	57.5	$245,928	61.6	$38,167	15.5
Class C	164,684	33.3	113,914	28.5	50,770	44.6
Class B	45,187	9.2	39,698	9.9	5,489	13.8

Total Motorized	$493,966	100.0	$399,540	100.0	$94,426	23.6

	Six Months Ended January 31, 2016	% of Segment Shipments	Six Months Ended January 31, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	3,013	49.5	2,750	56.0	263	9.6
Class C	2,698	44.4	1,825	37.1	873	47.8
Class B	372	6.1	340	6.9	32	9.4

Total Motorized	6,083	100.0	4,915	100.0	1,168	23.8

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	5.9
Class C	(3.2)
Class B	4.4
Total Motorized	(0.2)

The increase in total motorized net sales of 23.6% compared to the prior year period resulted from a 23.8% increase in unit shipments and a 0.2% decrease in the impact of the change in the overall net price per unit. The increase in total motorized net sales is partially attributable to certain rental unit shipments typically made in the third quarter being accelerated into the second quarter in the current year. The overall market increase in wholesale unit shipments of motorhomes was 12.0% for the six months ended January 31, 2016 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 5.9% was primarily due to a slight increase in the concentration of sales of the larger and generally more expensive diesel units from the more moderately priced gas units compared to a year ago. The decrease in the overall net price per unit within the Class C product line of 3.2% is primarily due to a higher concentration of sales of the generally less expensive rental units in the current period compared to a year ago. The increase in the overall net price per unit within the Class B product line of 4.4% is primarily due to changes in product mix and net price increases.

Cost of products sold increased $73,079 to $425,254, or 86.1% of motorized net sales, for the six months ended January 31, 2016 compared to $352,175, or 88.1% of motorized net sales, for the six months ended January 31, 2015. The change in material, labor, freight-out and warranty comprised $70,821 of the $73,079 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 81.8% compared to 83.4% for the prior year period. The decrease in percentage was due to an improved warranty cost percentage, as the combination of assimilating an increasing labor force while expanding production lines and product offerings in the past two years led to increased warranty and labor costs in the prior year period. In addition, the material cost percentage to net sales also improved due to product mix and a reduction in certain material costs. Total manufacturing overhead increased $2,258 but decreased as a percentage of motorized net sales from 4.7% to 4.3%, as the significant increase in motorized net sales resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $21,347 to $68,712, or 13.9% of motorized net sales, for the six months ended January 31, 2016 compared to $47,365, or 11.9% of motorized net sales, for the six months ended January 31, 2015. The $21,347 increase in gross profit was due primarily to the impact of the 23.8% increase in unit sales volume noted above, while the increase in gross profit as a percentage of motorized net sales was due to the increase in sales and the reduction in the costs of products sold percentage noted above.

Selling, general and administrative expenses were $26,533, or 5.4% of motorized net sales, for the six months ended January 31, 2016 compared to $20,380, or 5.1% of motorized net sales, for the six months ended January 31, 2015. The primary reason for the $6,153 increase, and the increase as a percentage of motorized net sales, was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,299. Legal, professional and related settlement costs also increased $1,041. These increases were partially offset by a $355 reduction in vehicle repurchase losses.

Motorized income before income taxes was 8.5% of motorized net sales for the six months ended January 31, 2016 and 6.7% of motorized net sales for the six months ended January 31, 2015. The primary reasons for this increase in percentage were the impact of the increase in net sales coupled with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

Financial Condition and Liquidity

As of January 31, 2016, we had $185,371 in cash and cash equivalents compared to $183,478 on July 31, 2015. The components of this $1,893 increase in cash and cash equivalents are described in more detail below, but the increase is primarily attributable to cash provided by operations of $51,866 and $8,367 in proceeds on notes receivable, less $24,539 and $31,485 paid for capital expenditures and dividends, respectively.

Working capital at January 31, 2016 was $470,902 compared to $397,506 at July 31, 2015. Capital expenditures of $24,539 for the six months ended January 31, 2016 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

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

In regard to supporting and growing our business, we anticipate additional capital expenditures in the remainder of fiscal 2016 of approximately $25,000, primarily for expanding our recreational vehicle production facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2016 was $51,866 as compared to net cash provided by operating activities of $53,162 for the six months ended January 31, 2015.

For the six months ended January 31, 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision and stock-based compensation) provided $130,292 of operating cash. The changes in working capital used $78,426 of operating cash during that period, primarily due to larger than usual seasonal increases in accounts receivable and inventory in correlation with the increase in current sales, production levels and backlog, partially offset by an increase in accounts payable. In addition, required income tax payments exceeded income tax provisions during the period.

For the six months ended January 31, 2015, net income adjusted for non-cash items provided $83,473 of operating cash. The changes in working capital used $30,311 of operating cash during that period, primarily due to a seasonal increase in inventory in correlation with the increase in sales and production levels and backlog. In addition, required income tax payments exceeded income tax provisions during the period.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2016 was $16,125, primarily due to capital expenditures of $24,539, partially offset by proceeds received on notes receivable of $8,367.

Net cash used in investing activities for the six months ended January 31, 2015 was $63,970, primarily due to net cash of $46,350 paid for the acquisition of the CRV and DRV towable recreational vehicle businesses, capital expenditures of $16,161 and a final purchase price adjustment payment of $2,915 related to the fiscal 2014 acquisition of the KZ towable recreational vehicle business.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2016 was $33,848, primarily for the regular quarterly cash dividend payments of $0.30 per share for each of the first two quarters of fiscal 2016 totaling $31,485.

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

During the quarter ended January 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 7, 2016	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: March 7, 2016	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer