Form 10-Q
period 2016-04-30
THOR INDUSTRIES INC
filed 2016-06-06
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2016.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/31/2016
Common stock, par value
$ .10 per share	52,482,615 shares

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$247,297	$183,478
Accounts receivable, trade, less allowance for doubtful accounts of $846 and $1,283, respectively	356,531	244,052
Accounts receivable, other	25,502	25,642
Inventories, net	275,452	246,115
Notes receivable	—	8,367
Prepaid income taxes, expenses and other	8,988	8,323
Deferred income taxes, net	60,622	59,864

Total current assets	974,392	775,841

Property, plant and equipment, net	255,521	234,045

Other assets:
Goodwill	303,509	312,622
Amortizable intangible assets, net	151,391	169,018
Other	13,067	11,722

Total other assets	467,967	493,362

TOTAL ASSETS	$1,697,880	$1,503,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,264	$162,587
Accrued liabilities:
Compensation and related items	65,929	51,984
Product warranties	112,621	108,206
Income and other taxes	12,828	11,000
Promotions and rebates	24,541	19,817
Product, property and related liabilities	9,805	10,892
Other	18,607	13,849

Total current liabilities	441,595	378,335

Unrecognized tax benefits	10,363	11,945
Deferred income taxes, net	19,942	20,563
Other liabilities	29,789	27,218

Total long-term liabilities	60,094	59,726

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,439,795 and 62,306,037 shares, respectively	6,244	6,231
Additional paid-in capital	222,494	215,539
Retained earnings	1,298,952	1,172,432
Less treasury shares of 9,957,180 and 9,911,474, respectively, at cost	(331,499)	(329,015)

Total stockholders’ equity	1,196,191	1,065,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,697,880	$1,503,248

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net sales	$1,284,054	$1,174,255	$3,289,476	$2,948,663
Cost of products sold	1,082,117	1,007,654	2,786,501	2,562,397

Gross profit	201,937	166,601	502,975	386,266
Selling, general and administrative expenses	80,833	68,940	216,653	181,231
Amortization of intangible assets	5,780	3,950	17,662	11,606
Impairment charges	—	—	9,113	—
Interest income	230	287	473	994
Interest expense	166	—	508	1
Other income, net	895	563	350	982

Income from continuing operations before income taxes	116,283	94,561	259,862	195,404
Income taxes	37,090	31,009	84,686	62,384

Net income from continuing operations	79,193	63,552	175,176	133,020
Loss from discontinued operations, net of income taxes	(611)	(707)	(1,429)	(2,602)

Net income and comprehensive income	$78,582	$62,845	$173,747	$130,418

Weighted-average common shares outstanding:
Basic	52,474,801	53,380,651	52,453,025	53,363,872
Diluted	52,601,673	53,495,499	52,569,294	53,461,470

Earnings per common share from continuing operations:
Basic	$1.51	$1.19	$3.34	$2.49
Diluted	$1.51	$1.19	$3.33	$2.49

Loss per common share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.05)

Earnings per common share:
Basic	$1.50	$1.18	$3.31	$2.44
Diluted	$1.49	$1.17	$3.31	$2.44

Regular dividends declared and paid per common share	$0.30	$0.27	$0.90	$0.81

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income	$173,747	$130,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,451	10,442
Amortization of intangible assets	17,662	11,606
Impairment charges	9,113	—
Deferred income tax provision	(1,379)	(2,787)
(Gain) loss on disposition of property, plant and equipment	20	(81)
Stock-based compensation expense	6,991	5,047
Excess tax benefits from stock-based awards	(291)	(114)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(112,112)	(69,373)
Inventories	(29,137)	(27,541)
Prepaid income taxes, expenses and other	(2,010)	(4,466)
Accounts payable	35,084	30,136
Accrued liabilities	28,523	10,549
Other liabilities	1,246	(2,442)

Net cash provided by operating activities	144,908	91,394

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,411)	(29,014)
Proceeds from dispositions of property, plant and equipment	236	91
Proceeds from notes receivable	8,367	1,400
Acquisitions, net of cash acquired	—	(49,265)
Other	(613)	20

Net cash used in investing activities	(31,421)	(76,768)

Cash flows from financing activities:
Regular cash dividends paid	(47,227)	(43,237)
Principal payments on capital lease obligations	(248)	—
Excess tax benefits from stock-based awards	291	114
Proceeds from issuance of common stock	—	141
Payments related to vesting of stock-based awards	(2,484)	(1,562)

Net cash used in financing activities	(49,668)	(44,544)

Net increase (decrease) in cash and cash equivalents	63,819	(29,918)
Cash and cash equivalents, beginning of period	183,478	289,336

Cash and cash equivalents, end of period	$247,297	$259,418

Supplemental cash flow information:
Income taxes paid	$85,702	$74,062
Interest paid	$508	$1

Non-cash transactions:
Capital expenditures in accounts payable	$963	$625

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except per share data)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (collectively, the “Company”), manufactures a wide range of recreational vehicles (“RVs”) in the United States at various manufacturing facilities located primarily in Indiana and Ohio, with additional facilities in Oregon and Idaho. These products are sold to independent dealers primarily throughout the United States and Canada. Unless the context requires or indicates otherwise, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s core business activities are comprised of two distinct operations, which include the design, manufacture and sale of towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segment financial information for these two segments in Note 4 to the Condensed Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s former bus operations that were sold during the quarter ended October 31, 2013. The accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these bus operations as discontinued operations apart from the Company’s continuing operations.

The July 31, 2015 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the nine months ended April 30, 2016 would not necessarily be indicative of the results for a full fiscal year.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”) “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the planned period of adoption.

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

The following table summarizes the final fair values assigned to the Postle net assets acquired, which are based on internal and independent external valuations:

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

The following table summarizes the final fair values assigned to the CRV and DRV net assets acquired, which are based on internal and independent external valuations:

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

	Three Months Ended April 30, 2015	Nine Months Ended April 30, 2015
Net sales	$1,223,333	$3,137,484
Net income	$64,491	$139,511
Basic earnings per common share	$1.21	$2.61
Diluted earnings per common share	$1.21	$2.61

3.	Discontinued Operations

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

The following table summarizes the results of discontinued operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Operating loss of discontinued operations before income taxes	$(969)	$(1,280)	$(2,265)	$(4,279)
Income tax benefit	(358)	(573)	(836)	(1,677)

Loss from discontinued operations, net of taxes	$(611)	$(707)	$(1,429)	$(2,602)

The operating loss of discontinued operations before income taxes for the three and nine months ended April 30, 2016 and April 30, 2015 reflects expenses incurred directly related to the former bus segment operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and workers’ compensation claims occurring prior to the closing date of the sale.

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

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison and CRV/DRV), Keystone (including CrossRoads and Dutchmen) and KZ (including Livin’ Lite). The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized) and Thor Motor Coach.

The operations of the Company’s Postle subsidiary, which was acquired May 1, 2015, are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towable and motorized segments, which are transacted at established arm’s-length transfer prices generally consistent with the selling prices of extrusion components to third-party customers.

All manufacturing is conducted within the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred income tax assets.

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales:	2016	2015	2016	2015
Recreational vehicles:
Towables	$934,574	$919,358	$2,377,571	$2,294,226
Motorized	307,630	254,897	801,596	654,437

Total recreational vehicles	1,242,204	1,174,255	3,179,167	2,948,663
Other	61,572	—	159,965	—
Intercompany eliminations	(19,722)	—	(49,656)	—

Total	$1,284,054	$1,174,255	$3,289,476	$2,948,663

	Three Months Ended April 30,		Nine Months Ended April 30,
Income (loss) from continuing operations before income taxes:	2016	2015	2016	2015
Recreational vehicles:
Towables	$96,893	$83,771	$213,186	$173,390
Motorized	24,115	19,853	66,287	46,821

Total recreational vehicles	121,008	103,624	279,473	220,211
Other, net	6,441	—	12,107	—
Corporate	(11,166)	(9,063)	(31,718)	(24,807)

Total	$116,283	$94,561	$259,862	$195,404

Total assets:	April 30, 2016	July 31, 2015
Recreational vehicles:
Towables	$971,768	$907,175
Motorized	235,762	162,940

Total recreational vehicles	1,207,530	1,070,115
Other, net	162,900	161,075
Corporate	327,450	272,058

Total	$1,697,880	$1,503,248

5.	Earnings Per Common Share

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding for basic earnings per share	52,474,801	53,380,651	52,453,025	53,363,872
Unvested restricted stock and restricted stock units	126,872	114,848	116,269	97,598

Weighted-average common shares outstanding for diluted earnings per share	52,601,673	53,495,499	52,569,294	53,461,470

At April 30, 2016 and 2015, the Company had 43,782 and 25,290, respectively, of unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

6.	Inventories

Major classifications of inventories are as follows:

	April 30, 2016	July 31, 2015
Finished goods – RV	$29,833	$35,693
Finished goods – other	22,582	18,045
Work in process	56,021	51,556
Raw materials	138,896	133,482
Chassis	59,245	37,739

Total	306,577	276,515
Excess of FIFO costs over LIFO costs	(31,125)	(30,400)

Total inventories, net	$275,452	$246,115

Of the $306,577 and $276,515 of inventories at April 30, 2016 and July 31, 2015, all but $85,687 and $72,498, respectively, at certain subsidiaries were valued on a last-in, first-out basis. The $85,687 and $72,498 of inventories were valued on a first-in, first-out basis.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	April 30, 2016	July 31, 2015
Land	$29,688	$27,447
Buildings and improvements	239,678	214,462
Machinery and equipment	115,631	106,959

Total cost	384,997	348,868
Less accumulated depreciation	(129,476)	(114,823)

Property, plant and equipment, net	$255,521	$234,045

Property, plant and equipment at both April 30, 2016 and July 31, 2015 includes buildings and improvements under capital leases of $6,527, and includes related amortization included in accumulated depreciation of $544 and $136 at April 30, 2016 and July 31, 2015, respectively.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average Remaining
		April 30, 2016		July 31, 2015
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	April 30, 2016		Amortization		Amortization
Dealer networks/customer relationships	9	$143,860	$50,745	$143,860	$37,194
Trademarks	18	55,317	9,516	55,282	7,608
Design technology and other intangibles	9	22,400	10,195	22,400	8,168
Non-compete agreements	3	450	180	4,710	4,264

Total amortizable intangible assets		$222,027	$70,636	$226,252	$57,234

The dealer networks and customer relationships are being amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2016	$23,442
For the fiscal year ending July 31, 2017	20,676
For the fiscal year ending July 31, 2018	18,991
For the fiscal year ending July 31, 2019	16,980
For the fiscal year ending July 31, 2020	15,261
For the fiscal year ending July 31, 2021 and thereafter	73,703

$169,053

Of the recorded goodwill of $303,509 at April 30, 2016, $260,638 resides in the towable recreational vehicle segment and $42,871 resides in the other non-reportable segment. Of the recorded goodwill of $312,622 at July 31, 2015, $269,751 resides in the towable recreational vehicle segment and $42,871 resides in the other non-reportable segment.

During the second quarter of fiscal 2016, the Company determined that sufficient evidence existed to warrant an interim goodwill impairment analysis for one of its reporting units. As a result of this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $9,113 in the second quarter of fiscal 2016 related to this reporting unit within the towables reportable segment. For the purpose of this goodwill test, the fair value of the reporting unit was determined by employing a discounted cash flow model, which utilized Level 3 inputs as defined by ASC 820. The $9,113 charge represents the full impairment of the goodwill related to this reporting unit.

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

Management engages an independent valuation firm to assist in its impairment assessments. The Company completed its annual impairment review as of April 30, 2016 and no additional impairment of goodwill was identified, other than the second quarter of fiscal 2016 impairment described above resulting from our interim assessment.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 20% and 16% of the Company’s continuing consolidated net sales for the nine month periods ended April 30, 2016 and April 30, 2015, respectively. This dealer also accounted for 21% of the Company’s consolidated trade accounts receivable at April 30, 2016 and 22% at July 31, 2015. The loss of this dealer could have a significant effect on the Company’s business.

10.	Investments and Fair Value Measurements

The Company carries at fair value its investments in securities (primarily mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan. These investments are measured with Level 1 inputs as prescribed by ASC 820, which include quoted prices in active markets for identical assets or liabilities and are the most observable inputs. Deferred compensation plan asset balances of $12,500 and $10,803 were recorded as of April 30, 2016 and July 31, 2015, respectively, as components of other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in other income (expense), net and selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Beginning balance	$106,260	$102,048	$108,206	$94,938
Provision	33,853	31,995	85,369	88,225
Payments	(27,492)	(26,685)	(80,954)	(80,469)
Acquisitions	—	400	—	5,064

Ending balance	$112,621	$107,758	$112,621	$107,758

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2016 was 31.9% compared with 32.8% for the three months ended April 30, 2015. The primary reason for the decrease is related to favorable fiscal 2015 tax return adjustments that were recorded in the three months ended April 30, 2016 when the return was filed. The effective income tax rates for the fiscal 2016 three-month period and fiscal 2015 three-month period were both impacted, to a similar extent, by uncertain tax benefit settlements and expirations of the statute of limitations.

The overall effective income tax rate for the nine months ended April 30, 2016 was 32.6% compared with 31.9% for the nine months ended April 30, 2015. The primary reason for the increase in the effective income tax rate is due to the larger amount of uncertain tax benefits that settled favorably in the nine months ended April 30, 2015 when compared to the nine months ended April 30, 2016. The effective income tax rates for the fiscal 2015 and fiscal 2016 periods were both impacted, to a similar extent, by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014 and December 18, 2015, respectively.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the nine months ended April 30, 2016, the Company released $2,891 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2015 related to the effective settlement of various uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $1,420. The Company accrued $332 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2015. For the three months ended April 30, 2016, the Company released $2,891 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2015 related to the effective settlement of various uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $1,420 and accrued $50 in interest and penalties.

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

The Company anticipates a decrease of approximately $4,665 in unrecognized tax benefits, and $760 in accrued interest and penalties related to unrecognized tax benefits recorded as of April 30, 2016, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2013, 2014 and 2015 remain open for federal income tax purposes and fiscal years 2012, 2013, 2014 and 2015 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently being audited by the IRS for tax year end July 31, 2014, the state of California for tax years ended July 31, 2013 and 2014 and the state of Idaho for tax years ended July 31, 2012, 2013 and 2014. In addition, the Company is currently disputing the audit results by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Federal, California, Idaho and Indiana income tax returns in its liability for unrecognized tax benefits.

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of April 30, 2016 and July 31, 2015 were $1,629,562 and $1,363,576, respectively. The commitment term is primarily up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $5,177 and $4,163 as of April 30, 2016 and July 31, 2015, respectively, which are included in other current liabilities on the Condensed Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Cost of units repurchased	$1,961	$257	$2,969	$6,484
Realization of units resold	1,524	244	2,400	5,405

Losses due to repurchase	$437	$13	$569	$1,079

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

Total expense recognized in the three-month periods ended April 30, 2016 and April 30, 2015 for these restricted stock unit awards and other stock-based compensation was $2,312 and $1,720, respectively. Total expense recognized in the nine-month periods ended April 30, 2016 and April 30, 2015 for these restricted stock unit awards and other stock-based compensation was $6,991 and $5,047, respectively.

For the restricted stock units that vested during the nine-month periods ended April 30, 2016 and April 30, 2015, a portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the nine-month periods ended April 30, 2016 and April 30, 2015 totaled $2,484 and $1,562, respectively.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2015	$1,172,432
Net income	173,747
Dividends declared and paid	(47,227)

Balance as of April 30, 2016	$1,298,952

The dividends declared and paid total of $47,227 represents the total of the regular quarterly dividend of $0.30 per share for each of the first three quarters of fiscal 2016.

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

Executive Overview

We were founded in 1980 and, through our operating subsidiaries, have grown to be one of the largest manufacturers of recreational vehicles (“RVs”) in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our combined U.S. and Canadian RV industry market share in the travel trailer and fifth wheel portion of the towable segment is approximately 35.3% for the calendar quarter ended March 31, 2016. In the motorized segment of the RV industry, we have a combined U.S. and Canadian market share of approximately 27.4% for the calendar quarter ended March 31, 2016.

Our business model includes decentralized operating units, and we compensate operating management with a combination of cash and restricted stock units, based primarily upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management and internal audit functions to our operating units. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.

Our RV products are sold to dealers who, in turn, retail those products. We generally do not finance dealers directly, but do provide industry-customary repurchase agreements to certain of the dealers’ floor plan lenders.

Our growth has been achieved both organically and by acquisition. Our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and by acquisitions.

We have relied on internally generated cash flows from operations to finance substantially all of our growth, although we may borrow to make an acquisition if we believe the incremental cash flows will provide for rapid payback. Capital expenditures of $39,411 for the nine months ended April 30, 2016 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand. RV dealer inventory of Thor products as of April 30, 2016 increased 1.0% to approximately 82,100 units from approximately 81,300 units as of April 30, 2015. Thor’s RV backlog as of April 30, 2016 increased 45.4% to $1,056,811 from $726,788 as of April 30, 2015.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,			%
	2016	2015	Increase	Change
Towable Units	93,974	85,111	8,863	10.4
Motorized Units	14,041	11,963	2,078	17.4

Total	108,015	97,074	10,941	11.3

According to the most recent RVIA forecast in May 2016, calendar year 2016 shipments for towable and motorized units will approximate 345,500 and 50,900 units, respectively, which are 5.7% and 7.6% higher, respectively, than the corresponding calendar year 2015 wholesale shipments, and the combined total surpasses the peak levels of 2006. Travel trailers and fifth wheels are expected to account for approximately 84% of all RV shipments in calendar year 2016. The outlook for calendar year 2016 growth in RV sales is based on continued gains in job and disposable income prospects as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong U.S. dollar and continued weakness in energy production and prices.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,			%
	2016	2015	Increase	Change
Towable Units	63,130	57,114	6,016	10.5
Motorized Units	10,015	9,181	834	9.1

Total	73,145	66,295	6,850	10.3

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar quarter ended March 31, 2016 and 2015 to correspond to the industry periods denoted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year through March 31,			%
	2016	2015	Increase	Change
Towable Units	33,150	30,880	2,270	7.4
Motorized Units	3,878	2,854	1,024	35.9

Total	37,028	33,734	3,294	9.8

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar quarter ended March 31, 2016 and 2015 to correspond to the industry periods denoted above (and adjusted to include results of acquisitions only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year through March 31,			%
	2016	2015	Increase	Change
Towable Units	21,595	20,043	1,552	7.7
Motorized Units	2,746	2,378	368	15.5

Total	24,341	22,421	1,920	8.6

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the pace of recovery in the housing market, the impact of rising taxes and changes in fuel prices. With continued improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see incremental improvements in RV sales.

A positive future outlook for the RV segment is supported by favorable demographics, as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 79 million by 2025, 15% higher than in 2015 according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined as those currently between the ages of 18 and 34, consisted of more than 75 million people in 2015. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Based on the Kampgrounds of America (KOA) 2015 North American Camping Report, campers in this age group have grown from 18% of total campers to 23% of total campers between 2012 and 2015. Younger RV consumers are generally attracted to lower and moderately priced travel trailers, as affordability is a key driver at this stage in their lives. As the first generation of the internet age, Millennials are more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation. This generation is camping more as they view camping as an opportunity to spend time with family and friends as well as a way to reduce stress, escape the pressures of everyday life, be more active and lead a healthier lifestyle. In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse customer base.

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

Three Months Ended April 30, 2016 vs. Three Months Ended April 30, 2015

	Three Months Ended April 30, 2016		Three Months Ended April 30, 2015		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$934,574		$919,358		$15,216	1.7
Motorized	307,630		254,897		52,733	20.7

Total recreational vehicles	1,242,204		1,174,255		67,949	5.8
Other	61,572		—		61,572	—
Intercompany eliminations	(19,722)		—		(19,722)	—

Total	$1,284,054		$1,174,255		$109,799	9.4

# OF UNITS:
Recreational vehicles
Towables	36,013		34,417		1,596	4.6
Motorized	3,935		3,321		614	18.5

Total	39,948		37,738		2,210	5.9

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$152,534	16.3	$134,388	14.6	$18,146	13.5
Motorized	38,751	12.6	32,213	12.6	6,538	20.3

Total recreational vehicles	191,285	15.4	166,601	14.2	24,684	14.8
Other, net	10,652	17.3	—	—	10,652	—

Total	$201,937	15.7	$166,601	14.2	$35,336	21.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$51,737	5.5	$46,891	5.1	$4,846	10.3
Motorized	14,635	4.8	12,360	4.8	2,275	18.4

Total recreational vehicles	66,372	5.3	59,251	5.0	7,121	12.0
Other	2,394	3.9	—	—	2,394	—
Corporate	12,067	—	9,689	—	2,378	24.5

Total	$80,833	6.3	$68,940	5.9	$11,893	17.3

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$96,893	10.4	$83,771	9.1	$13,122	15.7
Motorized	24,115	7.8	19,853	7.8	4,262	21.5

Total recreational vehicles	121,008	9.7	103,624	8.8	17,384	16.8
Other, net	6,441	10.5	—	—	6,441	—
Corporate	(11,166)	—	(9,063)	—	(2,103)	(23.2)

Total	$116,283	9.1	$94,561	8.1	$21,722	23.0

ORDER BACKLOG:	As of April 30, 2016	As of April 30, 2015	Change Amount	% Change
Recreational vehicles
Towables	$727,539	$484,228	$243,311	50.2
Motorized	329,272	242,560	86,712	35.7

Total	$1,056,811	$726,788	$330,023	45.4

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2016 increased $109,799, or 9.4%, compared to the three months ended April 30, 2015, partially attributable to the acquisition of Postle on May 1, 2015. Consolidated gross profit increased $35,336, or 21.2%, compared to the three months ended April 30, 2015. Consolidated gross profit was 15.7% of consolidated net sales for the three months ended April 30, 2016 and 14.2% for the three months ended April 30, 2015. Selling, general and administrative expenses for the three months ended April 30, 2016 increased 17.3% compared to the three months ended April 30, 2015. Income from continuing operations before income taxes for the three months ended April 30, 2016 was $116,283, as compared to $94,561 for the three months ended April 30, 2015, an increase of $21,722 or 23.0%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $2,378 to $12,067 for the three months ended April 30, 2016 compared to $9,689 for the three months ended April 30, 2015. The increase is primarily due to an increase in compensation costs, as bonuses increased $342 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $593. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. In addition, deferred compensation expense increased $278, which relates to the equal and offsetting increase included in net other Corporate income noted below, due to the market value change in the deferred compensation plan assets. Legal and professional fees also increased $733, largely attributable to fees incurred related to strategic growth initiatives and increased sales and marketing initiatives.

Corporate interest income and other income and expense was $901 of net other Corporate income for the three months ended April 30, 2016 compared to $626 of net income for the three months ended April 30, 2015. The $275 increase in net other Corporate income is primarily due to the market value of the Company’s deferred compensation plan assets appreciating $666 in the current period as compared to appreciating $388 in the prior year, an increase in net income of $278.

The overall effective income tax rate for the three months ended April 30, 2016 was 31.9% compared with 32.8% for the three months ended April 30, 2015. The primary reason for the decrease is related to favorable fiscal 2015 tax return adjustments that were recorded in the three months ended April 30, 2016 when the return was filed. The effective income tax rates for the fiscal 2016 three month period and fiscal 2015 three month period were both impacted, to a similar extent, by uncertain tax benefit settlements and expirations of the statute of limitations.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2016 vs. the three months ended April 30, 2015:

	Three Months Ended April 30, 2016	% of Segment Net Sales	Three Months Ended April 30, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$520,242	55.7	$466,410	50.7	$53,832	11.5
Fifth Wheels	414,332	44.3	452,948	49.3	(38,616)	(8.5)

Total Towables	$934,574	100.0	$919,358	100.0	$15,216	1.7

	Three Months Ended April 30, 2016	% of Segment Shipments	Three Months Ended April 30, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	26,504	73.6	24,063	69.9	2,441	10.1
Fifth Wheels	9,509	26.4	10,354	30.1	(845)	(8.2)

Total Towables	36,013	100.0	34,417	100.0	1,596	4.6

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers and Other	1.4
Fifth Wheels	(0.3)
Total Towables	(2.9)

The increase in total towables net sales of 1.7% compared to the prior-year quarter resulted from a 4.6% increase in unit shipments and a 2.9% decrease in the impact of the change in the overall net price per unit. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended April 30, 2016 was 8.6% compared to the same period last year according to statistics published by RVIA.

The modest increase in the overall net price per unit within the travel trailer and other product lines of 1.4% was due to the net impact of changes in product mix and selective net selling price increases.

Cost of products sold decreased $2,930 to $782,040, or 83.7% of towables net sales, for the three months ended April 30, 2016 compared to $784,970, or 85.4% of towables net sales, for the three months ended April 30, 2015. The change in material, labor, freight-out and warranty comprised $3,822 of the $2,930 decrease in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 78.3% for the three months ended April 30, 2016 compared to 80.0% for the three months ended April 30, 2015. This decrease in percentage was primarily the result of a decrease in the material cost percentage to sales due to favorable product mix, selective net selling price increases and improved material management since the prior year period. Freight-out improved as a percentage of sales as well. Total manufacturing overhead increased $892 with the increase in sales, but remained the same as a percentage of towables net sales at 5.4% for both periods.

Towables gross profit increased $18,146 to $152,534, or 16.3% of towables net sales, for the three months ended April 30, 2016 compared to $134,388, or 14.6% of towables net sales, for the three months ended April 30, 2015. The increases in gross profit and gross profit percentage were primarily due to the increase in net sales coupled with the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $51,737, or 5.5% of towables net sales, for the three months ended April 30, 2016 compared to $46,891, or 5.1% of towables net sales, for the three months ended April 30, 2015. The primary reason for the $4,846 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $3,919. Sales-related travel, advertising and promotional costs also increased $406 in correlation with the sales increase. These two cost categories were also the primary reasons for the increase in selling, general and administrative expense as a percentage of net sales.

Towables income before income taxes was 10.4% of towables net sales for the three months ended April 30, 2016 and 9.1% for the three months ended April 30, 2015. The primary reasons for this increase in percentage were the impact of the increase in net sales along with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2016 vs. the three months ended April 30, 2015:

	Three Months Ended April 30, 2016	% of Segment Net Sales	Three Months Ended April 30, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$157,589	51.2	$141,873	55.7	$15,716	11.1
Class C	129,420	42.1	93,840	36.8	35,580	37.9
Class B	20,621	6.7	19,184	7.5	1,437	7.5

Total Motorized	$307,630	100.0	$254,897	100.0	$52,733	20.7

	Three Months Ended April 30, 2016	% of Segment Shipments	Three Months Ended April 30, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,613	41.0	1,573	47.4	40	2.5
Class C	2,154	54.7	1,583	47.7	571	36.1
Class B	168	4.3	165	4.9	3	1.8

Total Motorized	3,935	100.0	3,321	100.0	614	18.5

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	8.6
Class C	1.8
Class B	5.7
Total Motorized	2.2

The increase in total motorized net sales of 20.7% compared to the prior year quarter resulted from a 18.5% increase in unit shipments and a 2.2% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 16.4% for the three months ended April 30, 2016 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 8.6% was primarily due to a slight increase in the concentration of sales of the larger and generally more expensive diesel units from the more moderately priced gas units compared to a year ago. The slight increase in the overall net price per unit within the Class C product line of 1.8% is primarily due to a lower concentration of sales of the generally less expensive rental units in the current period compared to a year ago. The increase in the overall net price per unit within the Class B product line of 5.7% is primarily due to changes in product mix.

Cost of products sold increased $46,195 to $268,879, or 87.4% of motorized net sales, for the three months ended April 30, 2016 compared to $222,684, or 87.4% of motorized net sales, for the three months ended April 30, 2015. The change in material, labor, freight-out and warranty comprised $43,654 of the $46,195 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 83.2% compared to 83.3% for the prior year period. Total manufacturing overhead increased $2,541 with the volume increase, and increased slightly as a percentage of motorized net sales from 4.1% to 4.2%, primarily due to an increased percentage in self-insured health insurance costs.

Motorized gross profit increased $6,538 to $38,751, or 12.6% of motorized net sales, for the three months ended April 30, 2016 compared to $32,213, or 12.6% of motorized net sales, for the three months ended April 30, 2015. The $6,538 increase in gross profit was due primarily to the impact of the 18.5% increase in unit sales volume noted above.

Selling, general and administrative expenses were $14,635, or 4.8% of motorized net sales, for the three months ended April 30, 2016 compared to $12,360, or 4.8% of motorized net sales, for the three months ended April 30, 2015. The primary reason for the $2,275 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,918.

Motorized income before income taxes was 7.8% of motorized net sales for both the three months ended April 30, 2016 and the three months ended April 30, 2015.

Nine Months Ended April 30, 2016 vs. Nine Months Ended April 30, 2015

	Nine Months Ended April 30, 2016		Nine Months Ended April 30, 2015		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables Motorized	$2,377,571		$2,294,226		$83,345	3.6
	801,596		654,437		147,159	22.5

Total recreational vehicles	3,179,167		2,948,663		230,504	7.8
Other	159,965		—		159,965	—
Intercompany eliminations	(49,656)		—		(49,656)	—

Total	$3,289,476		$2,948,663		$340,813	11.6

# OF UNITS:
Recreational vehicles
Towables	91,490		85,659		5,831	6.8
Motorized	10,018		8,236		1,782	21.6

Total	101,508		93,895		7,613	8.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$371,914	15.6	$306,688	13.4	$65,226	21.3
Motorized	107,463	13.4	79,578	12.2	27,885	35.0

Total recreational vehicles	479,377	15.1	386,266	13.1	93,111	24.1
Other, net	23,598	14.8	—	—	23,598	—

Total	$502,975	15.3	$386,266	13.1	$116,709	30.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$137,435	5.8	$122,173	5.3	$15,262	12.5
Motorized	41,168	5.1	32,740	5.0	8,428	25.7

Total recreational vehicles	178,603	5.6	154,913	5.3	23,690	15.3
Other	6,022	3.8	—	—	6,022	—
Corporate	32,028	—	26,318	—	5,710	21.7

Total	$216,653	6.6	$181,231	6.1	$35,422	19.5

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$213,186	9.0	$173,390	7.6	$39,796	23.0
Motorized	66,287	8.3	46,821	7.2	19,466	41.6

Total recreational vehicles	279,473	8.8	220,211	7.5	59,262	26.9
Other, net	12,107	7.6	—	—	12,107	—
Corporate	(31,718)	—	(24,807)	—	(6,911)	(27.9)

Total	$259,862	7.9	$195,404	6.6	$64,458	33.0

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2016 increased $340,813, or 11.6%, compared to the nine months ended April 30, 2015, partially attributable to the acquisitions of CRV/DRV on January 1, 2015 and Postle on May 1, 2015. Consolidated gross profit increased $116,709, or 30.2%, compared to the nine months ended April 30, 2015. Consolidated gross profit was 15.3% of consolidated net sales for the nine months ended April 30, 2016 and 13.1% for the nine months ended April 30, 2015. Selling, general and administrative expenses for the nine months ended April 30, 2016 increased 19.5% compared to the nine months ended April 30, 2015. Income from continuing operations before income taxes for the nine months ended April 30, 2016 was $259,862, as compared to $195,404 for the nine months ended April 30, 2015, an increase of $64,458 or 33.0%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $5,710 to $32,028 for the nine months ended April 30, 2016 compared to $26,318 for the nine months ended April 30, 2015. The increase is primarily due to an increase in legal and professional service fees of $2,202, largely attributable to professional fees incurred related to the development of long-term strategic growth initiatives and increased sales and marketing initiatives. In addition, compensation costs also increased, as bonuses increased $1,508 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $1,945. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate also increased by a total of $983. These increases were partially offset by a decrease in deferred compensation expense of $779, which relates to the equal and offsetting decrease included in net other Corporate income noted below, due to the market value change in the deferred compensation plan assets.

Corporate interest income and other income and expense was $310 of net other Corporate income for the nine months ended April 30, 2016 compared to $1,511 of net income for the nine months ended April 30, 2015. The $1,201 decrease in net other Corporate income is primarily due to the market value of the Company’s deferred compensation plan assets depreciating $124 in the current period as compared to appreciating $655 in the prior year, a reduction in net income of $779. In addition, interest income on notes receivable decreased $746 since all notes receivable were paid in full by the end of the first quarter of fiscal 2016.

The overall effective income tax rate for the nine months ended April 30, 2016 was 32.6% compared with 31.9% for the nine months ended April 30, 2015. The primary reason for the increase in the effective income tax rate is due to the larger amount of uncertain tax benefits that settled favorably in the nine months ended April 30, 2015 when compared to the nine months ended April 30, 2016. The effective income tax rates for the fiscal 2015 and fiscal 2016 periods were both impacted, to a similar extent, by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014 and December 18, 2015 respectively.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2016 vs. the nine months ended April 30, 2015:

	Nine Months Ended April 30, 2016	% of Segment Net Sales	Nine Months Ended April 30, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$1,315,750	55.3	$1,172,298	51.1	$143,452	12.2
Fifth Wheels	1,061,821	44.7	1,121,928	48.9	(60,107)	(5.4)

Total Towables	$2,377,571	100.0	$2,294,226	100.0	$83,345	3.6

	Nine Months Ended April 30, 2016	% of Segment Shipments	Nine Months Ended April 30, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	67,157	73.4	59,648	69.6	7,509	12.6
Fifth Wheels	24,333	26.6	26,011	30.4	(1,678)	(6.5)

Total Towables	91,490	100.0	85,659	100.0	5,831	6.8

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers and Other	(0.4)
Fifth Wheels	1.1
Total Towables	(3.2)

The increase in total towables net sales of 3.6% compared to the prior-year period resulted from a 6.8% increase in unit shipments and a 3.2% decrease in the impact of the change in the overall net price per unit. The increase in total towables net sales was partially due to the inclusion of nine months of operations of CRV/DRV in the current-year period as compared to four months in the prior-year period from the date of acquisition. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the nine months ended April 30, 2016 was 7.3% compared to the same period last year according to statistics published by RVIA.

The slight decrease in the overall net price per unit within the travel trailer and other product lines of 0.4% and the modest increase in the overall net price per unit within the fifth wheel product lines of 1.1% were both due to the net impact of changes in product mix and selective net selling price increases, with the fifth wheel increase partially attributable to the acquisition of DRV.

Cost of products sold increased $18,119 to $2,005,657 or 84.4% of towables net sales, for the nine months ended April 30, 2016 compared to $1,987,538, or 86.6% of towables net sales, for the nine months ended April 30, 2015. The change in material, labor, freight-out and warranty comprised $11,780 of the $18,119 increase in cost of products sold due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towables net sales decreased to 78.5% for the nine months ended April 30, 2016 compared to 80.8% for the nine months ended April 30, 2015. This decrease in percentage was primarily the result of a decrease in the material cost percentage to sales due to favorable product mix, selective net selling price increases and improved material management since the prior year period. Warranty and freight-out both improved as a percentage of sales as well. Total manufacturing overhead increased $6,339 with the increase in sales, and increased slightly as a percentage of towables net sales from 5.8% last year to 5.9% in the current period.

Towables gross profit increased $65,226 to $371,914, or 15.6% of towables net sales, for the nine months ended April 30, 2016 compared to $306,688, or 13.4% of towables net sales, for the nine months ended April 30, 2015. The increases in gross profit and gross profit percentage were primarily due to the increase in net sales noted above coupled with the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $137,435, or 5.8% of towables net sales, for the nine months ended April 30, 2016 compared to $122,173, or 5.3% of towables net sales, for the nine months ended April 30, 2015. The primary reason for the $15,262 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $12,605. Sales-related travel, advertising and promotional costs also increased $1,711 in correlation with the sales increase. These two cost categories were also the primary reasons for the increase in selling, general and administrative expense as a percentage of net sales.

Towables income before income taxes was 9.0% of towables net sales for the nine months ended April 30, 2016 and 7.6% for the nine months ended April 30, 2015. The primary reasons for this increase in percentage were the impact of the increase in net sales along with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above and the goodwill impairment charge of $9,113 included in the results for the nine months ended April 30, 2016 as discussed in Note 8 to the Condensed Consolidated Financial Statements.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2016 vs. the nine months ended April 30, 2015:

	Nine Months Ended April 30, 2016	% of Segment Net Sales	Nine Months Ended April 30, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$441,684	55.1	$387,801	59.3	$53,883	13.9
Class C	294,104	36.7	207,754	31.7	86,350	41.6
Class B	65,808	8.2	58,882	9.0	6,926	11.8

Total Motorized	$801,596	100.0	$654,437	100.0	$147,159	22.5

	Nine Months Ended April 30, 2016	% of Segment Shipments	Nine Months Ended April 30, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	4,626	46.2	4,323	52.5	303	7.0
Class C	4,852	48.4	3,408	41.4	1,444	42.4
Class B	540	5.4	505	6.1	35	6.9

Total Motorized	10,018	100.0	8,236	100.0	1,782	21.6

Impact of Change in Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	6.9
Class C	(0.8)
Class B	4.9
Total Motorized	0.9

The increase in total motorized net sales of 22.5% compared to the prior year period resulted from a 21.6% increase in unit shipments and a 0.9% increase in the impact of the change in the overall net price per unit. The overall market increase in wholesale unit shipments of motorhomes was 13.7% for the nine months ended April 30, 2016 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 6.9% was primarily due to a slight increase in the concentration of sales of the larger and generally more expensive diesel units from the more moderately priced gas units compared to a year ago. The decrease in the overall net price per unit within the Class C product line of 0.8% is primarily due to a slightly higher concentration of sales of the generally less expensive rental units in the current period compared to a year ago. The increase in the overall net price per unit within the Class B product line of 4.9% is primarily due to changes in product mix and net price increases.

Cost of products sold increased $119,274 to $694,133, or 86.6% of motorized net sales, for the nine months ended April 30, 2016 compared to $574,859, or 87.8% of motorized net sales, for the nine months ended April 30, 2015. The change in material, labor, freight-out and warranty comprised $114,475 of the $119,274 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 82.3% compared to 83.3% for the prior year period. The decrease in percentage was due to an improved warranty cost percentage, as the combination of assimilating an increasing labor force while expanding production lines and product offerings in the past two years led to increased warranty and labor costs in the prior year period. In addition, the material cost percentage to net sales also improved due to product mix and a reduction in certain material costs. Total manufacturing overhead increased $4,799 but decreased as a percentage of motorized net sales from 4.5% to 4.3%, as the significant increase in motorized net sales resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $27,885 to $107,463, or 13.4% of motorized net sales, for the nine months ended April 30, 2016 compared to $79,578, or 12.2% of motorized net sales, for the nine months ended April 30, 2015. The $27,885 increase in gross profit was due primarily to the impact of the 21.6% increase in unit sales volume noted above, while the increase in gross profit as a percentage of motorized net sales was due to the increase in sales and the reduction in the costs of products sold percentage noted above.

Selling, general and administrative expenses were $41,168, or 5.1% of motorized net sales, for the nine months ended April 30, 2016 compared to $32,740, or 5.0% of motorized net sales, for the nine months ended April 30, 2015. The primary reason for the $8,428 increase, and the increase as a percentage of motorized net sales, was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $7,217. Legal, professional and related settlement costs also increased $1,326.

Motorized income before income taxes was 8.3% of motorized net sales for the nine months ended April 30, 2016 and 7.2% of motorized net sales for the nine months ended April 30, 2015. The primary reasons for this increase in percentage were the impact of the increase in net sales coupled with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

Financial Condition and Liquidity

As of April 30, 2016, we had $247,297 in cash and cash equivalents compared to $183,478 on July 31, 2015. The components of this $63,819 increase in cash and cash equivalents are described in more detail below, but the increase is primarily attributable to cash provided by operations of $144,908 and $8,367 in proceeds on notes receivable, less $39,411 and $47,227 paid for capital expenditures and dividends, respectively.

Working capital at April 30, 2016 was $532,797 compared to $397,506 at July 31, 2015. Capital expenditures of $39,411 for the nine months ended April 30, 2016 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We strive to maintain a healthy cash balance to ensure we have adequate resources to respond to opportunities and changing market conditions within the RV industry. We believe our cash and cash equivalents on hand and funds generated from operations will be sufficient to fund expected future operational requirements. We have relied on internally generated cash flows from operations to finance substantially all our growth. We may, however, consider debt to make an acquisition.

Our three main priorities for the use of current and future available cash include supporting and growing our core RV business, both organically and through acquisitions, maintaining and growing our regular dividends over time and strategic share repurchases or special dividends as determined by the Company’s Board.

In regard to supporting and growing our business, we anticipate additional capital expenditures in the remainder of fiscal 2016 of approximately $20,000, primarily for expanding our recreational vehicle production facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing RV operations.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2016 was $144,908 as compared to net cash provided by operating activities of $91,394 for the nine months ended April 30, 2015.

For the nine months ended April 30, 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision and stock-based compensation) provided $223,314 of operating cash. The changes in working capital used $78,406 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory in correlation with the increase in current sales, production levels and backlog, partially offset by an increase in accounts payable. In addition, required income tax payments exceeded income tax provisions during the period.

For the nine months ended April 30, 2015, net income adjusted for non-cash items provided $154,531 of operating cash. The changes in working capital used $63,137 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory in correlation with the increase in sales and production levels and backlog. In addition, required income tax payments exceeded income tax provisions during the period.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2016 was $31,421, primarily due to capital expenditures of $39,411, partially offset by proceeds received on notes receivable of $8,367.

Net cash used in investing activities for the nine months ended April 30, 2015 was $76,768, primarily due to net cash of $46,350 paid for the acquisition of the CRV and DRV towable recreational vehicle businesses, capital expenditures of $29,014 and a final purchase price adjustment payment of $2,915 related to the fiscal 2014 acquisition of the KZ towable recreational vehicle business.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2016 was $49,668, primarily for the regular quarterly cash dividend payments of $0.30 per share for each of the first three quarters of fiscal 2016 totaling $47,227.

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

During the quarter ended April 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Amended and Restated By-Laws of Thor Industries, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 18, 2016).

31.1	Chief Executive Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 6, 2016	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: June 6, 2016	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer