Form 10-K
period 2016-07-31
THOR INDUSTRIES INC
filed 2016-09-26
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016, Commission File Number 1-9235

or

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2016 was approximately $2.626 billion based on the closing price of the registrant’s common shares on January 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2015 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 2, 2016 was 52,482,615.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Our principal recreational vehicle and other operating subsidiaries are Airstream, Inc. (“Airstream”), Thor Motor Coach, Inc. (“Thor Motor Coach”), Keystone RV Company (“Keystone”, which includes Crossroads and Dutchmen), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Bison, CRV and DRV), K.Z., Inc. (“KZ”, which includes Livin’ Lite), Postle Operating, LLC (“Postle”) and Jayco, Corp. (“Jayco”, which includes Jayco, StarCraft, Highland Ridge and Entegra Coach).

Acquisitions and Other Significant Events

Fiscal 2016

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Notes 2 and 12 to the Consolidated Financial Statements. Jayco will operate as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base. Due to the timing of this acquisition, the fiscal 2016 results included in the Consolidated Statements of Income and Comprehensive Income only include one month of Jayco’s operating results.

Fiscal 2015

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

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) by its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. Cash consideration paid for this acquisition was $47,523, net of cash acquired. The Company purchased CRV and DRV to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

Fiscal 2014

On May 1, 2014, the Company acquired all the outstanding capital stock of towable recreational vehicle manufacturer KZ for initial cash consideration paid in fiscal 2014 of $52,409, net of cash acquired, and a working capital adjustment of $2,915 paid in the first quarter of fiscal 2015, resulting in total net cash consideration of $55,324. The Company purchased KZ to supplement its existing towable RV product offerings and dealer base.

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

On August 30, 2013, the Company acquired the assets of towable recreational vehicle manufacturer Livin’ Lite Corp., through a wholly-owned subsidiary for final cash consideration of $16,769, net of cash acquired. As a result of the purchase, the Company formed a new entity, Livin’ Lite. The Company purchased the assets of Livin’ Lite to complement its existing brands with Livin’ Lite’s advanced lightweight product offerings.

Discontinued Operations (Fiscal 2014)

On July 31, 2013, we entered into a definitive Stock Purchase Agreement and sold our bus business to Allied Specialty Vehicles, Inc. (“ASV”) for final cash consideration of $105,043. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the divestiture of the bus business, the results of operations of the bus business are reported as Income from discontinued operations, net of income taxes, on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2016, 2015, and 2014. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for further information.

Recreational Vehicles

Thor, through its operating subsidiaries, is currently one of the largest manufacturers of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream International, Classic Limited, Sport, Flying Cloud, Land Yacht and Eddie Bauer. Airstream also sells the Interstate and Autobahn Class B motorhomes.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Chateau, Challenger, Tuscany, Axis, Vegas, Palazzo, Synergy, Quantum, Compass, Gemini and A.C.E.

Keystone

Keystone manufactures and sells conventional travel trailers and fifth wheels, and includes the operations of Keystone, Dutchmen and CrossRoads. Keystone manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Laredo, Alpine, Bullet, Fuzion, Raptor, Passport and Cougar, while the Dutchmen trade names include Coleman, Kodiak, Aspen Trail and Voltage. CrossRoads trade names include Cameo, Cruiser, ReZerve, Sunset Trail and Zinger and luxury fifth wheels under the trade name Redwood.

Heartland

Heartland manufactures and sells conventional travel trailers and fifth wheels, as well as equestrian recreational vehicle products with living quarters, and includes the operations of Heartland, Bison, CRV and DRV. Heartland, including CRV and DRV, manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Sundance, Elkridge, Trail Runner, North Trail, Cyclone, Torque, Prowler, Wilderness, Shadow Cruiser, Fun Finder and Stryker and luxury fifth wheels under the trade name DRV Mobile Suites. Bison manufactures and sells equestrian recreational vehicle products with living quarters under trade names such as Premiere, Silverado, Ranger, Laredo, Trail Boss and Trail Hand.

KZ

KZ manufactures and sells conventional travel trailers and fifth wheels and advanced lightweight travel trailers and specialty products, and includes the operations of KZ and Livin’ Lite. KZ manufactures and sells travel trailers and fifth wheels under trade names such as Sportsmen, Spree, Venom, Durango, SportTrek, Connect, Sportster and Sonic, while Livin’ Lite manufactures and sells advanced lightweight travel trailers and specialty products under trade names such as Camplite and Quicksilver as well as certain private label names.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels, camping trailers and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle, Pinnacle and Seismic, and also manufactures Class A and Class C motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells travel trailers and fifth wheels under trade names such as AR-One, Launch, Autumn Ridge and Travel Star. Highland Ridge manufactures and sells travel trailers and fifth wheels under trade names such as Highlander, Roamer and Open Range. Entegra Coach manufactures and sells luxury Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone.

Postle

Postle manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Product Line Sales and Segment Information

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, CRV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Livin’ Lite). The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach.

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

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
Towables	$3,338,659	73	$3,096,405	77	$2,721,625	77
Motorized	1,094,250	24	870,799	22	803,831	23

Total recreational vehicles	4,432,909	97	3,967,204	99	3,525,456	100
Other	218,673	5	56,594	1	–	–
Intercompany eliminations	(69,470)	(2)	(16,979)	–	–	–

Total	$4,582,112	100	$4,006,819	100	$3,525,456	100

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

Class A motorhomes, generally constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford, Freightliner and Spartan Motors. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are generally built on a Ford, General Motors or Mercedes Benz small truck or van chassis, which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for camping and vacationing purposes.

Production

In order to minimize finished inventory, our recreational vehicles generally are produced to dealer order. Our facilities are designed to provide efficient assembly line manufacturing of products. Capacity increases can generally be achieved quickly and at relatively low cost, largely by increasing the number of production employees or by acquiring or leasing additional facilities and equipment.

We purchase in finished form many of the components used in the production of our recreational vehicles. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers. We believe that, except for chassis and certain key towable RV components sourced from one major supplier, substitute sources for raw materials and components are generally available with no material impact on our operations.

Our relationship with our chassis suppliers is similar to our other RV vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, chassis manufacturers resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are generally based on the volume of chassis previously purchased. Sales of motorhomes rely on these chassis and are affected accordingly. We have not experienced any recent unusual cost increases from our chassis suppliers.

Generally, all of our RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering and technological improvements.

Seasonality

Since recreational vehicles are used primarily by vacationers and campers, our recreational vehicle sales tend to be seasonal and, in most geographical areas, tend to be significantly lower during the winter months than in other periods. As a result, recreational vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

We market our recreational vehicles through independent dealers located primarily throughout the United States and Canada. Each of our recreational vehicle operating subsidiaries maintains its own dealer organization, with many dealers carrying more than one of our product lines. In addition, Jayco maintains agreements with certain exclusive dealers to carry only Jayco products. As of July 31, 2016, there were approximately 2,200 dealerships carrying our products in the U.S. and Canada. We believe that close working relationships between our management and sales personnel and the many independent dealers with which we work provide us with valuable information on customer preferences and the quality and marketability of our products.

Each of our recreational vehicle operating subsidiaries has an independent sales force to call on their dealers. Our most important sales events occur at the major recreational vehicle shows which take place throughout the year at different locations across the country. We benefit from the recreational vehicle awareness advertising and major marketing programs sponsored by the RVIA in national print media and television. We have historically engaged in a limited amount of consumer-oriented advertising for our recreational vehicles, primarily through industry magazines, product brochures, direct mail advertising campaigns and the internet.

In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, credit worthiness, reputation, experience and ability to provide service to the end customer. Many of our dealers carry the recreational vehicle lines of one or more of our competitors. Generally, each of our recreational vehicle operating subsidiaries has sales agreements with their dealers.

One of our dealers, FreedomRoads, LLC, accounted for 20% of our continuing consolidated net sales in fiscal 2016 and 17% in both fiscal 2015 and 2014, with the increase in fiscal 2016 partially due to FreedomRoads’ acquisitions of formerly independent RV dealerships. This dealer also accounted for 18% of the Company’s consolidated trade accounts receivable at July 31, 2016 and 22% at July 31, 2015.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to eighteen months after a unit is financed, and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company. The losses incurred due to repurchase were $818, $1,265 and $288 in fiscal 2016, 2015 and 2014, respectively.

Backlog

As of July 31, 2016, the backlog for towable and motorized recreational vehicle orders was $735,085 and $461,762, respectively, compared to $304,005 and $269,961, respectively, at July 31, 2015, reflecting increases of 141.8% and 71.0%, respectively. The acquisition of Jayco added $223,403 and $122,535 to the towables and motorized backlog, respectively, at July 31, 2016, and accounted for 73.5% and 45.3%, respectively, of the towables and motorized percentage increases noted above.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. In the recreational vehicle business our manufacturing time is relatively short. The existing backlog of towable and motorized recreational vehicles is expected to be filled in fiscal 2017.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

Product Warranties

We generally provide retail purchasers of our recreational vehicles with a one-year or two-year limited warranty against defects in materials and workmanship with longer warranties on certain structural components. The chassis and engines of our motorhomes are generally warranted for various periods in excess of one year by their manufacturers.

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

We do not believe that ongoing compliance with the regulations discussed above will have a material effect in the foreseeable future on our capital expenditures, earnings or competitive position.

Competition

The recreational vehicle industry is generally characterized by low barriers to entry. The recreational vehicle market is intensely competitive, with several other manufacturers selling products that compete directly with our products. We also experience a certain level of competition between our own operating subsidiaries. Increased activity in the market for used recreational vehicles also impacts manufacturers’ sales of new products. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the quality, design and price of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles. There are approximately 70 RV manufacturers in the U.S. and Canada, according to RVIA.

Our primary competitor within the towable segment is Forest River, Inc., while our primary competitors within the motorized segment are Winnebago Industries, Inc. and Forest River, Inc. We estimate that, in the aggregate, we are one of the largest recreational vehicle manufacturers in terms of both units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2016, Thor’s combined U.S. and Canadian market share, excluding Jayco, was approximately 35.7% for travel trailers and fifth wheels and approximately 25.3% for motorhomes. For the six months ended June 30, 2016, Jayco’s combined U.S. and Canadian market share, which reflects results prior to its acquisition by Thor, was approximately 14.7% for travel trailers and fifth wheels and approximately 9.2% for motorhomes.

Trademarks and Patents

We have registered United States trademarks, Canadian trademarks, certain international trademarks and licenses carrying the principal trade names and model lines under which our products are marketed. We hold and protect certain patents related to our business. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2016, we employed, including Jayco, approximately 14,900 full-time employees in the United States, of which approximately 1,780 were salaried. The acquisition of Jayco added approximately 3,400 full-time employees, of which approximately 480 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information about Foreign and Domestic Operations and Export Sales

We manufacture all of our recreational vehicles in the United States. Export sales from our continuing operations, predominantly to Canada, were $368,426, $465,642 and $521,818 in fiscal 2016, 2015 and 2014, respectively, with the fiscal 2016 and 2015 totals being adversely impacted by the continued strength of the U.S. dollar during those periods.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the impact of rising interest rates on our operating results, the costs of compliance with increased governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential economic impact of rising interest rates, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A. RISK FACTORS below.

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

The industry in which we are engaged is highly competitive, and we have numerous existing and potential competitors. The recreational vehicle industry is generally characterized by low barriers to entry. Competition is based upon price, design, value, quality, and service. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. We cannot assure you that existing or new competitors will not develop products that are superior to ours or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.

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

●	Potential for greater adverse impact from natural disasters; and

●

Competition for desirable production facilities, especially during times of increasing RV production, may increase the cost of acquiring production facilities or limit the availability of obtaining such facilities.

Our business is both seasonal and cyclical and this leads to fluctuations in sales, production and net income.

We have experienced, and expect to continue to experience, significant variability in quarterly sales, production and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, demand in the recreational vehicle industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. Dealer demand and buying patterns may impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. The seasonality of our business may negatively impact quarterly operating results.

From a longer-term perspective, the recreational vehicle industry is cyclical in nature, and there can be substantial annual fluctuations in our production levels, shipments and operating results. As discussed further below, numerous external factors, contribute to such cyclicality. Due to the seasonality and cyclicality inherent in our business, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific external factors affecting our business include:

●	Overall consumer confidence and the level of discretionary consumer spending;

●	Industry demand;

●	Retail and wholesale buying patterns;

●	Dealer confidence and stocking levels;

●	General economic, market and political conditions, including war, terrorism and military conflict;

●	RV retail consumer demographics and future changes in the demographics;

●	Interest rates and the availability of credit;

●	Employment trends;

●	Global, domestic or regional financial turmoil;

●	Natural disasters;

●	Raw material costs;

●	Availability of raw materials and components used in production;

●	Relative or perceived cost, availability and comfort of recreational vehicle use versus other modes of travel, such as air travel, rail, etc.; and

●	Increases in real wages and disposable income of consumers and their willingness to make large discretionary purchases.

The loss of our largest dealer could have a significant effect on our business.

FreedomRoads, LLC accounted for 20% of our consolidated net sales for fiscal 2016. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships which has impacted our sales and concentration of sales to FreedomRoads, LLC. Future consolidation by FreedomRoads, LLC could impact our sales, concentration of sales to this key dealer and our exposure under repurchase obligations.

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

Business acquisitions and the merger of subsidiaries within Thor, pose a number of potential integration risks that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of recent transaction activity, the integration of acquired companies, assets, operations and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

●	Demands on management related to various transaction and integration activities;

●	The diversion of management’s attention from the management of daily operations to the integration of operations;

●	The assimilation and retention of employees;

●	The ability of the management teams at these entities to meet operational and financial expectations;

●	The integration of departments and systems, including accounting systems, technologies, books and records and procedures;

●	The potential loss of key employees or existing customers or adverse effects on existing business relationships with suppliers and customers; and

●	The assumption of liabilities of the acquired businesses, which could be greater than anticipated.

The terms of our Credit Agreement could adversely affect our operating flexibility.

Our long-term credit facility is secured by certain assets of the Company, primarily cash, inventory, accounts receivable and certain machinery and equipment. The Credit Agreement contains certain requirements, positive and negative covenants and, under certain circumstances, a financial covenant. If we are unable to comply with these requirements and covenants, we may be restricted in our ability to pay dividends or engage in certain other business transactions, the lender may obtain control of our cash accounts or we may incur an event of default. Borrowing availability under the credit agreement is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to the Company’s eligible trade accounts receivable and eligible inventories plus a defined amount related to certain machinery and equipment.

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

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Generally, recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, two major financial flooring institutions held approximately 76% of our portion of our dealers’ total floored dollars outstanding at July 31, 2016.

Substantial increases in interest rates and decreases in the general availability of credit have had an adverse impact on our business and results of operations in the past and may do so in the future. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

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

The introduction of new models, floor plans and features are critical to our future success. We may incur unexpected expenses, however, when we introduce new models, floor plans or features. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product or may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings. Estimated warranty costs are provided at the time of product sale to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to our estimates could result in increased warranty reserves and expense.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the recreational vehicle industry, upon the request of a lending institution financing a dealer’s purchase of our products, we will generally execute a repurchase agreement with the lending institution. Repurchase agreements provide that, typically for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of recreational vehicles, or incurred substantially greater discounting to resell these units in the future, this would increase our costs. In difficult economic times this amount could increase significantly compared to recent years.

For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our sales and profit margins. Some components are sourced from foreign sources and delays in obtaining these components could result in increased costs and decreased sales and profit margins.

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

The recreational vehicle industry as a whole has, from time to time, experienced shortages of motorized chassis due to the concentration or allocation of available resources by suppliers of these chassis. Historically, in the event of an industry-wide restriction of supply, suppliers have generally allocated chassis among us and our competitors based on the volume of chassis previously purchased. If certain suppliers were to discontinue the manufacturing of motorhome chassis, or if, as a group, our chassis suppliers significantly reduced the availability of chassis to the industry, our business would be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of chassis suppliers, could have a material adverse effect on our sales. If the condition of the U.S. auto industry were to significantly deteriorate, this could also result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

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

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for vehicles and components which have been promulgated under the NTMVSA by the Department of Transportation. The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Sales into foreign countries may be subject to similar regulations. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our Company. Additionally, changes in regulations or the imposition of additional regulations could have a material adverse effect on our Company.

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

Interruption of information service or misappropriation or breach of our information systems could cause disruption to our operations and operating result, disclosure of confidential information or damage to our reputation.

Our business relies on information systems and other technology (“information systems”) to support our business operations, including but not limited to procurement, supply chain, manufacturing, design, distribution, invoicing and collection of payments. We use information systems to audit and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Our business processes and operations may, however, be negatively impacted in the event of substantial disruption of service. Further, misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws and damage to our reputation which could, in turn, have a negative impact on our results.

We may not be able to protect our intellectual property and may be subject to infringement claims.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our intellectual property against dilution, infringement, and competitive pressure by defending our intellectual property rights. To protect our property rights, we rely on intellectual property laws of the U.S., Canada, and other countries, as well as contractual and other legal rights. We seek to acquire rights to intellectual property necessary for our operations. However, we cannot assure you that these measures will be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation. This could result in a diversion of resources. The inability to protect our intellectual property rights could result in competitors diluting our brands or manufacturing and marketing similar products which could adversely affect our market share and results of operations. Competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we receive or license. The loss of protection for our intellectual property could reduce the market value of our brands and our products and services, lower our profits, and could otherwise have a material adverse effect on our business, financial condition, cash flows or results of operation.

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

The development and expansion of certain products and models may require the re-configuration, relocation or expansion of certain production operations. Expansion may also involve the acquisition of existing manufacturing facilities that require upgrades and improvements or the need to build new manufacturing facilities. Such activities may be delayed or incur unanticipated costs which could have a material adverse effect on our operating results and financial condition. In addition, the start-up of operations in new facilities may incur unanticipated costs and inefficiencies which may adversely affect our profitability during the ramp up of production in those facilities. Delays in the construction, re-configuration or relocation of facilities could result in a material adverse impact to our operating results or a loss of market share.

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

Commodity costs, including aluminum which is utilized extensively by certain of our subsidiaries, are subject to price fluctuations outside of our control. The price of aluminum is typically influenced by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories), and the level of activity by financial investors. In addition, the price of aluminum is influenced by the supply of and demand for metal in a particular region and associated transportation costs. Similarly, other commodity prices such as steel and wood or wood products are also subject to price fluctuations outside of our control. Pricing changes for aluminum, steel and wood, and the level of aluminum, steel or wood inventory maintained by the Company, may ultimately adversely impact operating results.

Compliance with conflict mineral disclosure requirements creates additional compliance cost and may create reputational challenges.

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts by the Company to assess whether such minerals are used in our products in order to make the relevant required annual disclosures that began in May 2014. We have incurred costs and diverted internal resources to comply with these disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. Compliance costs are expected to continue in future periods. Further action or clarification from the SEC or a court regarding required disclosures could result in reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products and are required to make such disclosures.

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

The Company incurs significant costs with respect to employee healthcare and workers compensation benefits. If the cost of healthcare, workers compensation or other employee benefits increase, the results of our operations and financial condition may be negatively impacted.

The Company is self-insured for employee healthcare and workers compensation benefits up to certain defined retention limits. If costs related to these benefits increase as a result of increased healthcare costs, increased utilization of such benefits as a result of increased claims, or new or revised governmental mandates, our operating results and financial condition may suffer.

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

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2016, we own or lease approximately 12,301,000 square feet of manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. Due to our continued expansion efforts, we added 49 buildings and 3,472,000 square feet in facilities in fiscal 2016, with the acquisition of Jayco accounting for 44 buildings and 2,694,000 square feet of these increases. We believe that our facilities are adequate for our current and foreseeable purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2016:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream) (A)(B)	Owned	10	473,000
Jackson Center, OH (Airstream) (A)(B)	Leased	1	75,000
Elkhart, IN (Thor Motor Coach) (B)	Owned	13	711,000
Bristol, IN (Thor Motor Coach) (B)	Owned	2	122,000
Middlebury, IN (Keystone) (A)	Owned	2	186,000
Burley, ID (Keystone) (C)	Owned	1	162,000
Goshen, IN (Keystone) (A)	Owned	24	2,031,000
Topeka, IN (Keystone) (A)	Owned	16	760,000
Syracuse, IN (Keystone) (A)	Owned	1	138,000
Pendleton, OR (Keystone) (A)	Owned	4	376,000
Elkhart, IN (Heartland) (A)	Owned	16	989,000
Elkhart, IN (Heartland) (A)	Leased	2	166,000
Nappanee, IN (Heartland) (A)	Owned	2	111,000
Howe, IN (Heartland) (A)	Owned	2	223,000
Lagrange, IN (Heartland (A)	Leased	1	126,000
Nampa, ID (Heartland) (A)	Owned	1	252,000
Shipshewana, IN (KZ) (A)	Owned	14	555,000
Middlebury, IN (Jayco) (A)(B)	Owned	26	1,760,000
Elkhart, IN (Jayco) (B)	Owned	2	90,000
Topeka, IN (Jayco) (A)	Owned	6	377,000
Topeka, IN (Jayco) (A)	Leased	1	69,000
Shipshewana, IN (Jayco) (A)	Owned	5	191,000
Shipshewana, IN (Jayco) (A)	Leased	1	45,000
Twin Falls, ID (Jayco) (A)	Owned	3	162,000
RV Subtotal		156	10,150,000

Other:
Cassopolis, MI (D)	Leased	4	270,000
Elkhart, IN (D)	Leased	5	439,000
Other Subtotal		9	709,000

Corporate:
Elkhart, IN (Corporate)	Owned	1	21,000
Milford, IN (utilized by Bison)	Owned	7	138,000
Elkhart, IN (utilized by Thor Motor Coach)	Owned	3	223,000
Wakarusa, IN (utilized by Keystone and Thor Motor Coach)	Owned	21	1,060,000
Corporate Subtotal		32	1,442,000

Total		197	12,301,000

(A)   Included in the towable recreational vehicles reportable segment.

(B)   Included in the motorized recreational vehicles reportable segment.

(C)   This location is vacant and has been placed on the market.

(D)   Included in the other non-reportable segment.

ITEM 3. LEGAL PROCEEDINGS

At July 31, 2016, the Company, including Jayco, is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low market prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$57.35	$50.12	$54.95	$49.03
Second Quarter	62.99	47.59	59.00	52.02
Third Quarter	64.79	47.56	64.65	56.39
Fourth Quarter	76.76	60.05	63.14	53.60

Holders

As of September 2, 2016, the number of holders of record of the Common Stock was 161.

Dividends

In fiscal 2016, we paid a $0.30 per share dividend in each quarter. In fiscal 2015, we paid a $0.27 per share dividend in each quarter.

The Company’s Board currently intends to continue quarterly cash dividend payments in the future. As is customary under asset-based lines of credit, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payments of dividends include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreement. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors.

Issuer Purchases of Equity Securities

There were no purchases of equity securities in fiscal 2016.

Equity Compensation Plan Information – see ITEM 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2016(1)(2)	2015(3)	2014(4)	2013(5)	2012
Income statement data:
Net sales	$4,582,112	$4,006,819	$3,525,456	$3,241,795	$2,639,798
Net income from continuing operations	258,022	202,009	175,516	151,676	111,435
Net income	256,519	199,385	179,002	152,862	121,739
Earnings per common share from continuing operations:
Basic	4.92	3.80	3.29	2.86	2.07
Diluted	4.91	3.79	3.29	2.86	2.07
Earnings per common share:
Basic	4.89	3.75	3.36	2.88	2.26
Diluted	4.88	3.74	3.35	2.88	2.26
Dividends paid per common share – regular	1.20	1.08	0.92	0.72	0.60
Dividends paid per common share – special	–	–	1.00	1.50	–
Balance sheet data:
Total assets	$2,325,464	$1,503,248	$1,408,718	$1,328,268	$1,243,054

(1)	Includes a non-cash goodwill impairment of $9,113 associated with a subsidiary in our towable segment.

(2)	Includes one month of the operations of Jayco from the date of its acquisition during the fiscal year.

(3)	Includes three and seven months of the operations of Postle and CRV/DRV, respectively, from the dates of their acquisitions during the fiscal year.

(4)	Includes three, nine and eleven months of the operations of KZ, Bison and Livin’ Lite, respectively, from the dates of their acquisitions during the fiscal year.

(5)

Includes non-cash goodwill and intangible asset impairments of $6,810 and $4,715, respectively, associated with a subsidiary in our discontinued bus business, and a non-cash long-lived asset impairment of $2,000 associated with a subsidiary in our towable segment.

The footnote items noted in (5) above that related to the discontinued bus business only impact the net income and earnings per common share totals in the chart above.

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

Executive Overview

We were founded in 1980 and have grown to be one of the largest manufacturers of RVs in North America. According to Statistical Surveys, Inc., for the six months ended June 30, 2016, Thor’s combined U.S. and Canadian market share, excluding Jayco, was approximately 35.7% for travel trailers and fifth wheels and approximately 25.3% for motorhomes. For the six months ended June 30, 2016, Jayco’s combined U.S. and Canadian market share, which reflects results prior to its acquisition by Thor, was 14.7% for travel trailers and fifth wheels and approximately 9.2% for motorhomes.

Our business model includes decentralized operating units, and we compensate operating management primarily with cash, based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management, marketing and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and are monitored appropriately.

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

We generally rely on internally generated cash flows from continuing operations to finance our growth, however, we did obtain a credit facility to partially fund the Jayco acquisition as more fully described in Notes 2 and 12 to the Consolidated Financial Statements. Capital expenditures of $51,976 in fiscal 2016 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

Significant Events

Fiscal 2016

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Notes 2 and 12 to the Consolidated Financial Statements. Jayco will operate as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

Fiscal 2015

On May 15, 2015, the Company entered into a repurchase agreement (the “May 15, 2015 Repurchase Agreement”), to purchase shares of its common stock from the Thompson Family Foundation (the “Foundation”) in a private transaction. Pursuant to the terms of the May 15, 2015 Repurchase Agreement, the Company purchased 1,000,000 shares of its common stock at a price of $60.00 per share from the Foundation, and held them as treasury stock, representing an aggregate purchase price of $60,000. The closing price of Thor common stock on May 15, 2015 was $61.29. The transaction was consummated on May 19, 2015, and the Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.9% of the Company’s issued and outstanding common stock immediately prior to the repurchase.

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

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) by its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. Cash consideration paid for this acquisition was $47,523, net of cash acquired. The Company purchased CRV and DRV to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

Fiscal 2014

On May 1, 2014, the Company acquired all the outstanding capital stock of towable recreational vehicle manufacturer KZ for initial cash consideration paid in fiscal 2014 of $52,409, net of cash acquired, and a working capital adjustment of $2,915 paid in the first quarter of fiscal 2015, resulting in total net cash consideration of $55,324. The Company purchased KZ to supplement its existing towable RV product offerings and dealer base.

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

On August 30, 2013, the Company acquired the assets of towable recreational vehicle manufacturer Livin’ Lite Corp., through a wholly-owned subsidiary for final cash consideration of $16,769, net of cash acquired. As a result of the purchase, the Company formed a new entity, Livin’ Lite. The Company purchased the assets of Livin’ Lite to complement its existing brands with Livin’ Lite’s advanced lightweight product offerings.

Discontinued Operations (Fiscal 2014)

On July 31, 2013, we entered into a definitive Stock Purchase Agreement to sell our bus business to Allied Specialty Vehicles, Inc. (“ASV”) and received $105,043 in final cash consideration from the sale. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the sale, the results of operations of the bus business are reported as Income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2016, 2015, and 2014. See Note 3 in the Notes to the Consolidated Financial Statements for further information. The following table summarizes the results of discontinued operations:

	2016	2015	2014
Net sales	$–	$–	$83,903

Operating income (loss) of discontinued operations	$(2,417)	$(4,791)	$(5,735)
Pre-tax gain on disposal of discontinued business	–	–	7,079

Income (loss) before income taxes	(2,417)	(4,791)	1,344
Income tax benefit	914	2,167	2,142

Income (loss) from discontinued operations, net of income taxes	$(1,503)	$(2,624)	$3,486

Operating loss of discontinued operations reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and workers’ compensation claims occurring prior to the closing date of the sale.

Industry Outlook

The Company monitors the industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the RVIA, which is typically issued on a one month lag and represents the manufacturers’ RV production and delivery to dealers. In addition, the Company monitors monthly retail (end user) sales trends as reported by Statistical Surveys, Inc., whose data is typically issued on a month and a half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

We believe our dealer inventory is generally at appropriate levels for seasonal consumer demand, with dealers optimistic in advance of the RV Open House in September 2016. RV dealer inventory of Thor products as of July 31, 2016 increased 39.6% to approximately 94,500 units from approximately 67,700 units as of July 31, 2015. The acquisition of Jayco accounted for 25,300 of the 26,800 unit increase and 37.4% of the 39.6% percentage increase. Thor’s RV backlog as of July 31, 2016 increased $622,881 or 108.5% to $1,196,847 from $573,966 as of July 31, 2015, with Jayco’s backlog accounting for $345,938 and 60.3% of these increases, respectively.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,
	2016	2015	Increase	Change
Towables – Units	197,515	177,939	19,576	11.0%
Motorized – Units	28,771	24,714	4,057	16.4%

Total	226,286	202,653	23,633	11.7%

According to the most recent RVIA forecast in August 2016, 2016 shipments for towable and motorized units for the 2016 calendar year will approximate 353,100 and 52,200 units, respectively, which are 8.0% and 10.4% higher, respectively, than the corresponding 2015 calendar year wholesale shipments. The combined record total of 405,300 surpasses the previous peak level, which was achieved in 2006. Travel trailers and fifth wheels are expected to account for approximately 84% of all RV shipments in calendar year 2016. The outlook for calendar year 2016 growth in RV sales is based on the expectation of continued gains in job and disposable income as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong U.S. dollar and continued stability in energy production and prices. RVIA has also forecasted that 2017 calendar year shipments for towables and motorized units will approximate 357,100 and 53,900 units, respectively, which are 1.1% and 3.3% higher, respectively, than expected 2016 calendar year shipments.

Industry Retail Statistics – Calendar YTD

We believe that retail demand is the key to continued growth in the RV industry. With appropriate levels of dealer inventory currently, we believe that RV industry wholesale shipments will generally be on a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc., are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,
	2016	2015	Increase	Change
Towables – Units	188,335	174,827	13,508	7.7%
Motorized – Units	25,212	23,752	1,460	6.1%

Total	213,547	198,579	14,968	7.5%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments, for the calendar year periods through June 30, 2016 and 2015, to correspond to the industry periods denoted above, were as follows (excludes Jayco due to timing of acquisition):

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,
	2016	2015	Increase	Change
Towables – Units	67,684	64,803	2,881	4.4%
Motorized – Units	7,681	6,084	1,597	26.2%

Total	75,365	70,887	4,478	6.3%

Company Retail Statistics – Calendar YTD

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc., were as follows for the calendar year periods through June 30, 2016 and 2015, to correspond to the industry periods denoted above, and are adjusted to include retail unit shipment results from acquisitions only from the date of acquisition forward (therefore, the table below excludes Jayco data due to the timing of its acquisition date on June 30, 2016):

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,
	2016	2015	Increase	Change
Towables – Units	65,021	62,206	2,815	4.5%
Motorized – Units	6,372	5,711	661	11.6%

Total	71,393	67,917	3,476	5.1%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Fiscal Year

For the fiscal years ended July 31, 2016 and 2015, the Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Fiscal Year Ended July 31,
	2016	2015	Increase	Change
Towables – Units	128,932	115,685	13,247	11.5%
Motorized – Units	13,815	10,858	2,957	27.2%

Total	142,747	126,543	16,204	12.8%

The wholesale totals above for towables and motorized units include 3,577 and 243 units, respectively, related to Jayco since the date of acquisition.

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income, changes in interest rates, credit availability, the pace of recovery in the housing market, the impact of rising taxes and fuel prices. With continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see incremental improvements in RV sales.

A positive future outlook for the RV segment is also supported by favorable demographics, as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 79 million by 2025, 15% higher than in 2015, according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined as those currently between the ages of 18 and 34, consisted of more than 75 million people in 2015. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Based on the Kampgrounds of America (KOA) 2015 North American Camping Report, campers in this age group have grown from 18% of total campers to 23% of total campers between 2012 and 2015. Younger RV consumers are generally attracted to lower and moderately priced travel trailers, as affordability is a key factor at this stage in their lives. As the first generation of the internet age, Millennials are more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation. This generation is camping more as they view camping as an opportunity to spend time with family and friends as well as a way to reduce stress, escape the pressures of everyday life, be more active and lead a healthier lifestyle. In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse customer base.

Economic or industry-wide factors affecting our RV business include the costs of commodities used in the manufacture of our products. Material cost is the primary factor determining the cost of our products sold, and any future increases in raw material costs would negatively impact our profit margins if we were unable to raise prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to customers.

We have not experienced any recent unusual cost increases or supply constraints from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. We believe that the current supply of chassis used in our motorized RV production is adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

FISCAL 2016 VS. FISCAL 2015

	Fiscal 2016		Fiscal 2015		Change Amount	%
NET SALES
Recreational vehicles
Towables	$3,338,659		$3,096,405		$242,254	7.8
Motorized	1,094,250		870,799		223,451	25.7

Total recreational vehicles	4,432,909		3,967,204		465,705	11.7
Other	218,673		56,594		162,079	286.4
Intercompany eliminations	(69,470)		(16,979)		(52,491)	(309.2)

Total	$4,582,112		$4,006,819		$575,293	14.4

# OF UNITS
Recreational vehicles
Towables	128,932		115,685		13,247	11.5
Motorized	13,815		10,858		2,957	27.2

Total	142,747		126,543		16,204	12.8

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	%
GROSS PROFIT
Recreational vehicles
Towables	$547,460	16.4	$442,509	14.3	$104,951	23.7
Motorized	144,913	13.2	111,625	12.8	33,288	29.8

Total recreational vehicles	692,373	15.6	554,134	14.0	138,239	24.9
Other	33,975	15.5	3,965	7.0	30,010	–
Intercompany eliminations	(23)	–	(554)	–	531	–

Total	$726,325	15.9	$557,545	13.9	$168,780	30.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational vehicles
Towables	$195,983	5.9	$168,379	5.4	$27,604	16.4
Motorized	56,214	5.1	44,859	5.2	11,355	25.3

Total recreational vehicles	252,197	5.7	213,238	5.4	38,959	18.3
Other	8,162	3.7	2,006	3.5	6,156	306.9
Corporate	45,910	–	35,647	–	10,263	28.8

Total	$306,269	6.7	$250,891	6.3	$55,378	22.1

INCOME (LOSS) BEFORE INCOME TAXES
Recreational vehicles
Towables	$321,874	9.6	$259,092	8.4	$62,782	24.2
Motorized	88,523	8.1	66,746	7.7	21,777	32.6

Total recreational vehicles	410,397	9.3	325,838	8.2	84,559	26.0
Other	18,547	8.5	1,424	2.5	17,123	–
Intercompany eliminations	(23)	–	(554)	–	531	–
Corporate	(45,608)	–	(33,813)	–	(11,795)	(34.9)

Total	$383,313	8.4	$292,895	7.3	$90,418	30.9

ORDER BACKLOG	As of July 31, 2016		As of July 31, 2015		Change Amount	%
Recreational vehicles
Towables	$735,085		$304,005		$431,080	141.8
Motorized	461,762		269,961		191,801	71.0

Total	$1,196,847		$573,966		$622,881	108.5

CONSOLIDATED

Consolidated net sales for fiscal 2016 increased $575,293, or 14.4%, compared to fiscal 2015. The fiscal 2016 acquisition of Jayco, which was completed on June 30, 2016, coupled with the fiscal 2015 acquisitions of CRV/DRV and Postle, which both had twelve months of operations in fiscal 2016 as compared to seven months and three months, respectively, in fiscal 2015 from the date of acquisitions, accounted for $268,810 of the $575,293 increase and 6.7% of the 14.4% increase. Consolidated gross profit for fiscal 2016 increased $168,780, or 30.3%, compared to fiscal 2015. Consolidated gross profit was 15.9% of consolidated net sales for fiscal 2016 compared to 13.9% of consolidated net sales for fiscal 2015. Selling, general and administrative expenses for fiscal 2016 increased 22.1% compared to fiscal 2015. Income from continuing operations before income taxes for fiscal 2016 was $383,313 as compared to $292,895 in fiscal 2015, an increase of 30.9%. The specifics on the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

Corporate costs included in selling, general and administrative expenses increased $10,263 to $45,910 for fiscal 2016 compared to $35,647 for fiscal 2015. The increase is due to an increase in legal and professional service fees of $4,623, largely attributable to professional fees incurred related to the acquisition of Jayco, the development of long-term strategic growth initiatives and increased sales and marketing initiatives. In addition, compensation costs also increased, as bonuses increased $1,996 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $2,611. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate also increased by a total of $1,417.

Corporate interest and other income and expense was $302 of net Corporate income for fiscal 2016 compared to $1,834 of net income for fiscal 2015. The $1,532 decrease in net other Corporate income is primarily due to interest expense of $789 on borrowings under the new revolving credit facility. In addition, interest income on notes receivable decreased $1,002 since all previous notes receivable were paid in full by the end of the first quarter of fiscal 2016.

The overall annual effective tax rate for fiscal 2016 was 32.7% on $383,313 of income from continuing operations before income taxes, compared to 31.0% on $292,895 of income from continuing operations before income taxes for fiscal 2015. The primary reason for the increase in the effective income tax rate is due to the larger amount of uncertain tax benefits that settled favorably in fiscal 2015 when compared to fiscal 2016. The effective income tax rates for the fiscal 2015 and fiscal 2016 periods were both impacted, to a similar extent, by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014 and December 18, 2015 respectively.

The changes in material costs and selling prices within our business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

SEGMENT REPORTING

Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2016 vs. Fiscal 2015

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$1,884,128	56.4	$1,597,874	51.6	$286,254	17.9
Fifth Wheels	1,454,531	43.6	1,498,531	48.4	(44,000)	(2.9)

Total Towables	$3,338,659	100.0	$3,096,405	100.0	$242,254	7.8

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	95,561	74.1	81,001	70.0	14,560	18.0
Fifth Wheels	33,371	25.9	34,684	30.0	(1,313)	(3.8)

Total Towables	128,932	100.0	115,685	100.0	13,247	11.5

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:	% Increase (Decrease)
Towables
Travel Trailers	(0.1)
Fifth Wheels	0.9
Total Towables	(3.7)

The increase in total towables net sales of 7.8% compared to the prior-year period resulted from an 11.5% increase in unit shipments and a 3.7% decrease in the impact of the change in the overall net price per unit. Of the $242,254 increase in total towables net sales, $76,877 was due to the acquisition of Jayco on June 30, 2016 and $54,711 was due to the inclusion of twelve months of operations of CRV/DRV in the current-year period as compared to seven months in the prior-year period from the date of acquisition. The 3.7% decrease in the overall net price per unit is primarily due to the higher concentration of more moderately priced travel trailers and other units, as compared to fifth wheels, in fiscal 2016 as compared to fiscal 2015. The “Other” units within the travel trailer and other category consist primarily of truck and folding campers and other specialty vehicles. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the twelve months ended July 31, 2016 was 8.7% compared to the same period last year according to statistics published by RVIA.

The slight decrease in the overall net price per unit within the travel trailer and other product lines of 0.1% and the modest increase in the overall net price per unit within the fifth wheel product lines of 0.9% were both primarily due to the net impact of changes in product mix, selective net selling price increases and the addition of products and features that carry higher selling prices. The fifth wheel increase was also partially due to the change in product mix attributable to the acquisition of DRV.

Cost of products sold increased $137,303 to $2,791,199, or 83.6% of towable net sales, for fiscal 2016 compared to $2,653,896, or 85.7% of towable net sales, for fiscal 2015. The change in material, labor, freight-out and warranty comprised $124,074 of the $137,303 increase in cost of products sold and was due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of towable net sales decreased to 77.7% in fiscal 2016 from 79.8% in fiscal 2015. This 2.1% decrease in percentage was primarily the result of a decrease in the material cost percentage to sales due to favorable product mix, selective net selling price increases and improved material management since the prior year period. Warranty and freight-out both improved as a percentage of sales as well. Total manufacturing overhead increased $13,229 to $195,473 in fiscal 2016 compared to $182,244 in fiscal 2015 primarily as a result of the increase in sales volume.

Variable costs in manufacturing overhead increased $10,246 to $179,372, or 5.4% of towable net sales, for fiscal 2016 compared to $169,126, or 5.5% of towable net sales, for fiscal 2015 as a result of the increase in net sales. This decrease as a percentage of towable net sales is primarily due to a lower percentage of employee medical benefits and workers’ compensation costs. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $2,983 to $16,101 in fiscal 2016 from $13,118 in fiscal 2015 primarily due to facility expansions.

Towables gross profit increased $104,951 to $547,460, or 16.4% of towables net sales, in fiscal 2016 compared to $442,509, or 14.3% of towables net sales, in fiscal 2015. The increases in gross profit and gross profit percentage were primarily due to the increase in net sales noted above coupled with the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $195,983, or 5.9% of towables net sales, in fiscal 2016 compared to $168,379, or 5.4% of towables net sales, in fiscal 2015. The primary reason for the $27,604 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $21,046. Sales-related travel, advertising and promotional costs also increased $2,889 in correlation with the sales increase. These two cost categories were also the primary reasons for the increase in selling, general and administrative expense as a percentage of net sales.

Towables income before income taxes was 9.6% of towables net sales in fiscal 2016 and 8.4% in fiscal 2015. The primary reasons for this 1.2% increase in percentage were the impact of the increase in net sales along with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above, the goodwill impairment charge of $9,113 included in the fiscal 2016 results as discussed in Note 7 to the Condensed Consolidated Financial Statements, and additional amortization costs in fiscal 2016 resulting from both the Jayco acquisition and the inclusion of twelve months of amortization related to CRV/DRV in the current-year period as compared to seven months in the prior-year period from the date of acquisition.

Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2016 vs. Fiscal 2015

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$583,252	53.3	$517,318	59.4	$65,934	12.7
Class C	427,951	39.1	273,171	31.4	154,780	56.7
Class B	83,047	7.6	80,310	9.2	2,737	3.4

Total Motorized	$1,094,250	100.0	$870,799	100.0	$223,451	25.7

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Motorized
Class A	6,114	44.3	5,698	52.5	416	7.3
Class C	7,023	50.8	4,476	41.2	2,547	56.9
Class B	678	4.9	684	6.3	(6)	(0.9)

Total Motorized	13,815	100.0	10,858	100.0	2,957	27.2

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:	% Increase (Decrease)
Motorized
Class A	5.4
Class C	(0.2)
Class B	4.3
Total Motorized	(1.5)

The increase in total motorized net sales of 25.7% compared to the prior year period resulted from a 27.2% increase in unit shipments and a 1.5% decrease in the impact of the change in the overall net price per unit. Of the $223,451 increase in motorized net sales, $27,634 was due to the acquisition of Jayco. The 1.5% decrease in the overall net price per unit is primarily due to the higher concentration of the more moderately priced Class C units, as compared to Class A units, in fiscal 2016 compared to fiscal 2015. The overall market increase in wholesale unit shipments of motorhomes was 14.2% for the twelve months ended July 31, 2016 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 5.4% was primarily due to a slight increase in the concentration of sales of the larger and generally more expensive diesel units from the more moderately priced gas units compared to a year ago. This increase was partially due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 4.3% is primarily due to changes in product mix and net price increases.

Cost of products sold increased $190,163 to $949,337, or 86.8% of motorized net sales, in fiscal 2016 compared to $759,174, or 87.2% of motorized net sales in fiscal 2015. The change in material, labor, freight-out and warranty comprised $180,862 of the $190,163 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales was 82.4% compared to 82.7% for the prior year period. The decrease in percentage was primarily due to the material cost percentage to net sales improving due to a reduction in certain material costs. Total manufacturing overhead increased $9,301 but decreased as a percentage of motorized net sales from 4.5% to 4.4%, as the significant increase in motorized net sales resulted in better absorption of fixed overhead costs.

Variable costs in manufacturing overhead increased $8,985 to $44,045, or 4.0% of motorized net sales, for fiscal 2016 compared to $35,060, or 4.0% of motorized net sales, for fiscal 2015 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consists primarily of facility costs, property taxes and depreciation, increased $316 to $4,015 in fiscal 2016 from $3,699 in fiscal 2015.

Motorized gross profit increased $33,288 to $144,913, or 13.2% of motorized net sales, in fiscal 2016 compared to $111,625, or 12.8% of motorized net sales in fiscal 2015. The $33,288 increase in gross profit was due primarily to the impact of the 27.2% increase in unit sales volume noted above, while the increase in gross profit as a percentage of motorized net sales was due to the increase in sales and the reduction in the costs of products sold percentage noted above.

Selling, general and administrative expenses were $56,214, or 5.1% of motorized net sales, in fiscal 2016 compared to $44,859, or 5.2% of motorized net sales in fiscal 2015. The primary reason for the $11,355 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $9,180. Legal, professional and related settlement costs also increased $1,589.

Motorized income before income taxes was 8.1% of motorized net sales in fiscal 2016 and 7.7% of motorized net sales in fiscal 2015. The primary reasons for this 0.4% increase in percentage were the impact of the increase in net sales coupled with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

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

CONSOLIDATED

Consolidated net sales for fiscal 2015 increased $481,363, or 13.7%, compared to fiscal 2014. The fiscal 2015 acquisitions of CRV/DRV and Postle, coupled with the fiscal 2014 acquisition of KZ, which had twelve months of operations in fiscal 2015 as compared to three months in fiscal 2014 from the date of acquisition, accounted for $258,885 of the $481,363 increase. Consolidated gross profit for fiscal 2015 increased $87,149, or 18.5%, compared to fiscal 2014. Consolidated gross profit was 13.9% of consolidated net sales for fiscal 2015 compared to 13.3% of consolidated net sales for fiscal 2014. Selling, general and administrative expenses for fiscal 2015 increased 20.2% compared to fiscal 2014. Income from continuing operations before income taxes for fiscal 2015 was $292,895 as compared to $252,819 in fiscal 2014, an increase of 15.9%. The specifics on the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting below.

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

The overall annual effective tax rate for fiscal 2015 was 31.0% on $292,895 of income from continuing operations before income taxes, compared to 30.6% on $252,819 of income from continuing operations before income taxes for fiscal 2014. The primary reason for the increase in the overall effective income tax rate was the larger amount of uncertain tax positions that settled favorably in fiscal 2014 compared to fiscal 2015, partially offset by a tax benefit in fiscal 2015 from the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 19, 2014.

The changes in material costs and selling prices within our business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment in our business were not materially affected by changes caused by inflation.

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

Financial Condition and Liquidity

As of July 31, 2016, we had cash and cash equivalents of $209,902 compared to $183,478 on July 31, 2015. The $26,424 increase is primarily due to the $341,209 of cash provided by operations plus the $360,000 of cash provided from the revolving credit facility being partially offset by cash uses of $557,651 for the acquisition of Jayco, $51,976 for capital expenditures and $62,970 for cash dividends to our stockholders. The components of the $26,424 increase in fiscal 2016 are described in more detail below.

Working capital at July 31, 2016 was $365,206 compared to $397,506 at July 31, 2015. Capital expenditures of $51,976 for the fiscal year ended July 31, 2016 were made primarily to purchase land and production buildings to expand our RV operations and to replace machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from continuing operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected future operational requirements. We have historically relied on internally generated cash flows from operations to finance substantially all our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Note 12 to the Consolidated Financial Statements.

Our main priorities for the use of current and future available cash generated from operations include supporting and growing our core businesses, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends as determined by the Company’s Board will also continue to be considered.

In regard to supporting and growing our business, we anticipate capital expenditures in fiscal 2017 of approximately $95,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under asset-based lines of credit, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payments of dividends include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreement. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors.

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to its credit facility, applicable legal limitations and determination by the Board.

Operating Activities

Net cash provided by operating activities for fiscal 2016 was $341,209 as compared to net cash provided by operating activities of $247,860 for fiscal 2015 and cash provided of $149,261 for fiscal 2014. For fiscal 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision and stock-based compensation) resulted in $313,254 of operating cash. Changes in working capital provided $27,955 of operating cash during fiscal 2016, primarily due to an increase in accounts payable and accrued liabilities primarily resulting from the timing of payments.

For fiscal 2015, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) resulted in $230,024 of operating cash. Changes in working capital provided $17,836 of operating cash during fiscal 2015, primarily due to a decrease in accounts receivable, which was largely attributable to the timing of shipments and quicker collections on accounts receivable at the fiscal year end compared to the prior year. The increase in cash generated from accounts receivable was partially offset by a reduction in accounts payable resulting from the timing of payments at the fiscal year end as compared to the prior year.

For fiscal 2014, net income adjusted for non-cash items resulted in $198,664 of operating cash. Changes in working capital used $49,403 during that period, primarily due to increases in accounts receivable and inventory correlating with the increase in sales and backlog during the period.

Investing Activities

Net cash used in investing activities for fiscal 2016 was $601,473, primarily due to $557,651 of net cash consideration paid for the acquisition of Jayco and $51,976 for capital expenditures. The capital expenditures of $51,976 included approximately $39,500 for land and production building additions and improvements, with the remainder primarily to replace machinery and equipment used in the ordinary course of business.

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

Financing Activities

Net cash provided by financing activities of $286,688 for fiscal 2016 was primarily from $360,000 in borrowings from our asset-based revolving credit facility as more fully described in Note 12 to our Consolidated Financial Statements in this report. Those borrowings were partially offset by cash dividend payments of $62,970, which included a regular quarterly $0.30 per share dividend for each of the four quarters of fiscal 2016, and $7,850 paid for debt issuance costs as more fully described in Note 12.

Net cash used in financing activities of $118,750 for fiscal 2015 was primarily related to the repurchase of a total of 1,000,000 shares of common stock of the Company for $60,000 and for cash dividend payments of $57,381. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees. See Note 17 to our Consolidated Financial Statements contained in this report for a description of the share repurchase transaction. The Company paid a regular quarterly $0.27 per share dividend in each of the four quarters of fiscal 2015 which totaled $57,381.

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

Critical Accounting Principles

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgment, estimates and complexity:

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

See Note 7 to the Consolidated Financial Statements for discussion of goodwill impairment assessments.

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

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2016 are summarized in the following charts. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	After 5 Years
Revolving Credit Loan (1)	$360,000	$–	$–	$360,000	$–
Capital leases (2)	10,701	943	1,886	1,884	5,988
Operating leases (2)	12,914	2,517	3,301	1,468	5,628
Purchase obligations (3)	31,998	31,998	–	–	–
Unrecognized income tax benefits (4)	2,586	2,586	–	–	–

Total contractual cash obligations	$418,199	$38,044	$5,187	$363,352	$11,616

(1)	See Note 12 to the Consolidated Financial Statements for additional information.

(2)	See Note 15 to the Consolidated Financial Statements for additional information.

(3)

Represent commitments to purchase specified quantities of raw materials at market prices in our other non-reportable segment. The dollar values above have been estimated based on July 31, 2016 market prices.

(4)

We have included in unrecognized income tax benefits $2,586 for payments expected to be made in fiscal 2017. Unrecognized income tax benefits in the amount of $9,975 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$1,898,307	$1,002,027	$896,280	$–	$–

(1)

The standby repurchase obligations generally extend up to eighteen months from the date of sales of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2016 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve month period.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of July 31, 2016), our results of operations and cash flows for fiscal 2016 would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
	October 31	January 31	April 30	July 31
Fiscal 2016
Net sales	$1,030,351	$975,071	$1,284,054	$1,292,636
Gross profit from continuing operations	152,216	148,822	201,937	223,350
Net income from continuing operations	50,736	45,247	79,193	82,846
Net income	50,497	44,668	78,582	82,772

Earnings per common share from continuing operations: (1)
Basic	0.97	0.86	1.51	1.58
Diluted	0.97	0.86	1.51	1.57

Earnings per common share: (1)
Basic	0.96	0.85	1.50	1.58
Diluted	0.96	0.85	1.49	1.57

Dividends paid per common share	0.30	0.30	0.30	0.30

Market prices per common share
High	$57.35	$62.99	$64.79	$76.76
Low	$50.12	$47.59	$47.56	$60.05

	Quarter Ended
	October 31	January 31	April 30	July 31
Fiscal 2015
Net sales	$921,992	$852,416	$1,174,255	$1,058,156
Gross profit from continuing operations	117,665	102,000	166,601	171,279
Net income from continuing operations	39,201	30,267	63,552	68,989
Net income	38,925	28,648	62,845	68,967

Earnings per common share from continuing operations: (1)
Basic	0.73	0.57	1.19	1.31
Diluted	0.73	0.57	1.19	1.31

Earnings per common share: (1)
Basic	0.73	0.54	1.18	1.31
Diluted	0.73	0.54	1.17	1.31

Dividends paid per common share	0.27	0.27	0.27	0.27

Market prices per common share
High	$54.95	$59.00	$64.65	$63.14
Low	$49.03	$52.02	$56.39	$53.60

(1)

Earnings per common share are computed independently for each of the quarters presented. The summation of the quarterly amounts will not necessarily equal the total earnings per common share reported for the year due to changes in the weighted-average shares outstanding during the year.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2016 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria. As permitted by SEC guidance, management excluded from its assessment the operations of Jayco, which was acquired on June 30, 2016 and which accounted for approximately 34% of consolidated total assets and 2% of consolidated net sales as of and for the year ended July 31, 2016.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jayco Corporation, which was acquired on June 30, 2016 and whose financial statements constitute approximately 34% of consolidated total assets and 2% of consolidated net sales as of and for the year ended July 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Jayco Corporation. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2016 and our report dated September 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 26, 2016

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation and Development Committee of the Board of Directors is or was formerly an officer or employee of the Company or any of its subsidiaries. During fiscal 2016, no executive officer of the Company or any of its subsidiaries served on the Compensation and Development Committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation and Development Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2016 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Plan”) and the Thor Industries, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	325,136	(1)	$–	(2)	1,241,385	(3)
Equity compensation plans not approved by security holders	–		–		–

Total	325,136		$–		1,241,385

(1)	Represents shares underlying restricted stock units granted pursuant to the 2010 Plan and the 2006 Plan.

(2)	The restricted stock units of 325,136 in column (a) do not have an exercise price.

(3)	Represents shares remaining available for future issuance pursuant to the 2010 Plan and the 2006 Plan.

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

3.3	Amended and Restated By-Laws of Thor Industries, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 18, 2016)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987)
10.1	Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007)
10.2	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.3	Thor Industries, Inc. 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.4

Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011)

10.5

Thor Industries, Inc. Form of Stock Option Agreement for grants under the Thor Industries, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 6, 2008)

10.6

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

10.9

Credit Agreement between the Company and Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 3, 2009)

10.10

Credit Agreement between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Stephen Adams Living Trust, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.11

Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.12

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

10.15	Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix D to the Company’s Proxy Statement on Schedule 14A filed on November 2, 2010)
10.16

Form of Stock Option Agreement for grants under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.17

Registration Rights Agreement, dated as of September 16, 2010, by and among Thor Industries, Inc. and certain holders of shares of capital stock of Thor Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 22, 2010)

10.18

Letter Agreement, dated July 8, 2011, by and among Thor Industries, Inc., Catterton Partners VI, L.P., Catterton Partners VI Offshore, L.P., CP6 Interest Holdings, LLC, and CPVI Coinvest, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 13, 2011)

10.19	Employment offer letter, dated January 26, 2012, from the Company to Bob Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2012)
10.20

Stipulation of Settlement, executed on April 13, 2012 by the Company, in the case of In Re: FEMA Trailer Formaldehyde Product Liability Litigation, MDL No. 1873, before the United States District Court, Eastern District of Louisiana (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2012)

10.21

Form of Restricted Stock Award Certificate and Restricted Stock Award Agreement of Robert W. Martin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 7, 2012)

10.22

Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.23

Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.24

Agreement, dated December 12, 2012, between the Company and Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successor, as trustee under the Stephen Adams Living Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2012)

10.25

Stock Purchase Agreement, dated July 31, 2013, between Thor Industries, Inc. and Allied Specialty Vehicles, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 1, 2013)

10.26

Stock Purchase Agreement, dated April 16, 2014, by and among Thor Industries, Inc. and Daryl E. Zook, Trista E. Nunemaker, Tonja Zook-Nicholas, The Daryl E. Zook GST Exempt Lifetime Trust or its assignee, and The Daryl E. Zook GST Non-Exempt Lifetime Trust or its assignee (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014)

10.27

Stock Purchase Agreement, dated January 5, 2015, by and among Heartland Recreational Vehicles, LLC and David E. Fought, Jeffrey D. Fought, Paul R. Corman, Robert L. Tiedge, John J. Mohamed, E. Dale Fenton, Dan E. Van Liew, Sidnaw Corporation, Inc., and Laure R. Cunningham (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015)

10.28

Membership Interest Purchase Agreement, dated May 1, 2015, by and among Thor Industries, Inc. and Postle Aluminum Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015)

10.29

Repurchase Agreement, dated as of May 15, 2015, by and between Thor Industries, Inc. and The Thompson Family Foundation, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015)

10.30

Stock Purchase Agreement, dated as of June 30, 2016, by and among Thor Industries, Inc., the shareholders of Jayco, Corp., Jayco, Corp., and Wilbur L. Bontrager, as the Seller Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 7, 2016)

10.31

Credit Agreement, dated as of June 30, 2016, among Thor Industries, Inc., each of Thor Industries, Inc.’s subsidiaries from time to time a party thereto as a borrower, each of Thor Industries, Inc.’s subsidiaries from time to time party thereto as a guarantor, each lender from time to time a party thereto, and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 7, 2016)

14.1	Thor Industries, Inc. Business Ethics Policy (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010)
21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP, dated September 26, 2016*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 26, 2016 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin

Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 26, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Peter B. Orthwein	(Signed)	/s/ James L. Ziemer
	Peter B. Orthwein		James L. Ziemer
	Executive Chairman of the Board		Director

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Jan H. Suwinski
	Andrew E. Graves		Jan H. Suwinski
	Director		Director

(Signed)	/s/ J. Allen Kosowsky	(Signed)	/s/ Alan Siegel
	J. Allen Kosowsky		Alan Siegel
	Director		Director

(Signed)	/s/ Wilson R. Jones
Wilson R. Jones
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 26, 2016

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2016 and 2015

(amounts in thousands except share and per share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$209,902	$183,478
Accounts receivable, trade, less allowance for doubtful accounts — $625 in 2016 and $1,283 in 2015	370,085	244,052
Accounts receivable, other	22,454	25,642
Inventories, net	403,869	246,115
Prepaid expenses and other	10,548	8,323
Notes receivable	–	8,367
Deferred income taxes, net	–	59,864

Total current assets	1,016,858	775,841

Property, plant and equipment, net	344,267	234,045

Other assets:
Goodwill	377,693	312,622
Amortizable intangible assets, net	507,391	169,018
Deferred income taxes, net	53,417	–
Other	25,838	11,722

Total other assets	964,339	493,362

Total Assets	$2,325,464	$1,503,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$263,774	$162,587
Accrued liabilities:
Compensation and related items	81,159	51,984
Product warranties	201,840	108,206
Income and other taxes	25,531	11,000
Promotions and rebates	40,452	19,817
Product, property and related liabilities	15,969	10,892
Other	22,927	13,849

Total current liabilities	651,652	378,335

Long-term debt	360,000	–
Unrecognized tax benefits	9,975	11,945
Deferred income taxes, net	–	20,563
Other liabilities	38,615	27,218
Total long-term liabilities	408,590	59,726

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 62,439,795 shares in 2016 and 62,306,037 shares in 2015	6,244	6,231
Additional paid-in capital	224,496	215,539
Retained earnings	1,365,981	1,172,432
Less treasury shares of 9,957,180 in 2016 and 9,911,474 in 2015, at cost	(331,499)	(329,015)

Total stockholders’ equity	1,265,222	1,065,187

Total Liabilities and Stockholders’ Equity	$2,325,464	$1,503,248

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2016, 2015 and 2014

(amounts in thousands, except per share data)

	2016	2015	2014
Net sales	$4,582,112	$4,006,819	$3,525,456
Cost of products sold	3,855,787	3,449,274	3,055,060

Gross profit	726,325	557,545	470,396
Selling, general and administrative expenses	306,269	250,891	208,712
Impairment charges	9,113	–	710
Amortization of intangible assets	27,962	16,015	12,920
Interest income	743	1,292	1,577
Interest expense	1,592	180	10
Other income, net	1,181	1,144	3,198

Income from continuing operations before income taxes	383,313	292,895	252,819
Income taxes	125,291	90,886	77,303

Net income from continuing operations	258,022	202,009	175,516
Income (loss) from discontinued operations, net of income taxes	(1,503)	(2,624)	3,486

Net income	$256,519	$199,385	$179,002

Earnings per common share from continuing operations:
Basic	$4.92	$3.80	$3.29
Diluted	$4.91	$3.79	$3.29

Earnings (loss) per common share from discontinued operations:
Basic	$(0.03)	$(0.05)	$0.07
Diluted	$(0.03)	$(0.05)	$0.06

Earnings per common share:
Basic	$4.89	$3.75	$3.36
Diluted	$4.88	$3.74	$3.35

Net income	$256,519	$199,385	$179,002
Unrealized appreciation on investments, net of tax effects of $0, $0 and $12	–	–	22

Comprehensive income	$256,519	$199,385	$179,024

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2016, 2015 and 2014

(amounts in thousands, except share and per share data)

					Additional Paid-in	Retained	Accumulated Other Comprehensive
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)
Balance at July 31, 2013	8,858,280	$(266,147)	62,045,264	$6,205	$198,838	$953,740	$(22)

Net income	–	–	–	–	–	179,002	–
Stock option and restricted stock activity	1,831	(101)	101,313	10	3,674	–	–
Restricted stock unit activity	20,766	(1,205)	63,852	6	758	–	–
Special dividend - $1.00 per common share	–	–	–	–	–	(53,290)	–
Cash dividends - $0.92 per common share	–	–	–	–	–	(49,024)	–
Unrealized appreciation on investments, net of tax	–	–	–	–	–	–	22
Stock compensation expense	–	–	–	–	5,231	–	–

Balance at July 31, 2014	8,880,877	(267,453)	62,210,429	6,221	208,501	1,030,428	–

Net income	–	–	–	–	–	199,385	–
Shares purchased	1,000,000	(60,000)	–	–	–	–	–
Stock option and restricted stock activity	–	–	5,000	1	140	–	–
Restricted stock unit activity	30,597	(1,562)	90,608	9	122	–	–
Cash dividends - $1.08 per common share	–	–	–	–	–	(57,381)	–
Stock compensation expense	–	–	–	–	6,776	–	–

Balance at July 31, 2015	9,911,474	(329,015)	62,306,037	6,231	215,539	1,172,432	–

Net income	–	–	–	–	–	256,519	–
Restricted stock unit activity	45,706	(2,484)	133,758	13	(430)	–	–
Cash dividends - $1.20 per common share	–	–	–	–	–	(62,970)	–
Stock compensation expense	–	–	–	–	9,387	–	–

Balance at July 31, 2016	9,957,180	$(331,499)	62,439,795	$6,244	$224,496	$1,365,981	$–

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended July 31, 2016, 2015 and 2014

(amounts in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$256,519	$199,385	$179,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,613	15,366	12,850
Amortization of intangibles	27,962	16,015	12,984
Amortization of debt issuance costs	131	–	–
Impairment charges	9,113	–	710
Deferred income tax benefit	(14,116)	(7,292)	(2,177)
Gain on disposal of bus business	–	–	(7,079)
Gain on disposition of property, plant & equipment	(35)	(91)	(1,897)
Stock-based compensation	9,387	6,776	5,231
Excess tax benefits from stock-based awards	(320)	(135)	(960)
Changes in assets and liabilities (excluding acquisitions and disposition):
Accounts receivable	(15,773)	41,324	(9,448)
Inventories	(15,582)	14,750	(44,774)
Prepaid expenses and other assets	719	(3,000)	(2,183)
Accounts payable	28,625	(26,632)	13,647
Accrued liabilities	26,016	(30)	7,706
Long-term liabilities and other	3,950	(8,576)	(14,351)

Net cash provided by operating activities	341,209	247,860	149,261

Cash flows from investing activities:
Purchases of property, plant & equipment	(51,976)	(42,283)	(30,406)
Proceeds from dispositions of property, plant & equipment	347	381	8,699
Proceeds from dispositions of investments	–	–	700
Proceeds from notes receivable	8,367	1,400	6,425
Proceeds from sale of bus business	–	–	105,043
Acquisitions, net of cash acquired	(557,651)	(194,486)	(86,092)
Other	(560)	20	(1,441)

Net cash provided by (used in) investing activities	(601,473)	(234,968)	2,928

Cash flows from financing activities:
Borrowings on revolving credit facility	360,000	–	–
Payments of debt issuance costs	(7,850)	–	–
Cash dividends	(62,970)	(57,381)	(49,024)
Special cash dividends	–	–	(53,290)
Purchase of treasury stock	–	(60,000)	–
Payments related to vesting of stock-based awards	(2,484)	(1,562)	(1,306)
Excess tax benefits from stock-based awards	320	135	960
Proceeds from issuance of common stock	–	141	3,206
Principal payments on capital lease obligations	(328)	(83)	–

Net cash provided by (used in) financing activities	286,688	(118,750)	(99,454)

Net increase (decrease) in cash and cash equivalents	26,424	(105,858)	52,735
Cash and cash equivalents, beginning of year	183,478	289,336	236,601

Cash and cash equivalents, end of year	$209,902	$183,478	$289,336

Supplemental cash flow information:
Income taxes paid	$128,409	$115,124	$97,561
Interest paid	$672	$180	$134

Non-cash transactions:
Capital expenditures in accounts payable	$3,538	$1,540	$768

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2016, 2015 and 2014

(All dollar amounts presented in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Thor Industries, Inc. was founded in 1980 and, through its subsidiaries, manufactures a wide range of recreational vehicles at various manufacturing facilities primarily in Indiana and Ohio, with additional facilities in Oregon and Idaho. These products are sold to independent dealers primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s ongoing business activities are primarily comprised of two distinct operations, which include the design, manufacture and sale of towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segmented financial information for these two segments in Note 4 to the Consolidated Financial Statements. See Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for a description of the Company’s bus operations which were sold as of October 20, 2013. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Company’s continuing operations.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2016 and 2015, cash and cash equivalents of $164,696 and $170,231, respectively, were held by one financial institution. The remaining $45,206 and $13,247 at July 31, 2016 and 2015, respectively, were held at various other financial institutions.

Fair Value of Financial Instruments – The carrying amount of cash equivalents, investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the relatively short maturity of these financial instruments. The carrying value of the Company’s long-term debt approximates fair value as the entire balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC820.

Inventories – Certain inventories are stated at the lower of cost or market, determined on the last-in, first-out (“LIFO”) basis with the remainder being valued on a first-in, first-out (“FIFO”) basis. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements – 10 to 39 years

Machinery and equipment – 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $3,812, $2,362 and $2,542 in fiscal 2016, 2015 and 2014, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Intangible Assets – Intangible assets consist of goodwill, trademarks, dealer networks/customer relationships, design technology assets and non-compete agreements. Trademarks are being amortized on a straight-line basis over 15 to 25 years. Dealer networks/customer relationships are amortized on an accelerated basis over 12 to 20 years, and design technology assets and non-compete agreements are amortized using the straight-line method over 2 to 15 years. Backlog is amortized using a straight-line basis method over 2 to 3 months. Goodwill is not amortized but is tested at least annually for impairment. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis at April 30, or more frequently if events or circumstances indicate a potential impairment.

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

A summary of allowance for doubtful accounts activity is as follows:

	2016	2015	2014
Beginning balance	$1,283	$348	$157
Net recorded expense (income)	(9)	359	63
Write-offs, net of recoveries/payments	(679)	(67)	(72)
Acquisitions	30	643	200

Ending balance	$625	$1,283	$348

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

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows, are expensed as incurred, and were $14,472, $12,515 and $9,492 in fiscal 2016, 2015 and 2014, respectively.

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

See the “Accounting Pronouncements” section below regarding the Company’s prospective adoption in fiscal 2016 of the new FASB standard regarding the balance sheet classification of deferred taxes.

Earnings Per Share – Basic earnings per common share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of outstanding stock options, unvested restricted stock and restricted stock units as follows:

	2016	2015	2014
Weighted-average shares outstanding for basic earnings per share	52,458,789	53,166,206	53,270,076
Stock options, unvested restricted stock and restricted stock units	131,727	109,304	91,614

Weighted-average shares outstanding assuming dilution	52,590,516	53,275,510	53,361,690

The Company excludes stock options, unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution, but had none at July 31, 2016, 2015 and 2014.

Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”) “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. This standard is effective for the Company in its fiscal 2018 beginning on August 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted. This standard is effective for the Company in its fiscal year 2018 beginning on August 1, 2017, however, the Company elected to early adopt this standard beginning with the year ended July 31, 2016 and apply the standard prospectively. As a result, $67,344 of net current deferred tax assets and $13,927 of net long-term deferred income tax liabilities were netted together and reclassified to non-current deferred income taxes on the Consolidated Balance Sheet as of July 31, 2016. As permitted by the standard, prior periods were not retrospectively adjusted.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16”) “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments,” to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. This standard is effective for the Company in its fiscal year 2017 beginning on August 1, 2016. The Company will apply this standard prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

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

2.  ACQUISITIONS

Jayco, Inc.

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Note 12 to the Consolidated Financial Statements. The total cash consideration to be paid is subject to the final determination of actual net assets as of the June 30, 2016 closing date. A preliminary purchase price adjustment of $5,039 is included in accounts payable as of July 31, 2016, and the final purchase price adjustment is expected to be determined in the first quarter of fiscal 2017. Jayco will operate as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its towables operations are aggregated within the Company’s towable recreational vehicle reportable segment and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

The following table summarizes the preliminary fair values assigned to the Jayco net assets acquired, subject to the finalization of internal and independent external valuations and the determination of final net assets:

Cash	$18,409
Other current assets	258,158
Property, plant and equipment	80,824
Dealer network	261,100
Trademarks	92,800
Backlog	12,400
Goodwill	74,184
Current liabilities	(216,776)

Total fair value of net assets acquired	581,099
Less cash acquired	(18,409)

Total cash consideration for acquisition, less cash acquired	$562,690

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 19.3 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated basis over 20 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and is amortized on a straight-line basis over 3 months. Goodwill is deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2016 acquisition of Jayco had occurred at the beginning of fiscal 2015 and the fiscal 2015 acquisitions of both Postle and CRV/DRV had occurred at the beginning of fiscal 2014. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Fiscal Year Ended July 31,
	2016	2015
Net sales	$6,176,686	$5,517,142
Net income	$284,394	$202,118
Basic earnings per common share	$5.42	$3.80
Diluted earnings per common share	$5.41	$3.79

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

Cruiser RV, LLC and DRV, LLC

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) through its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). The Heartland operations are reported within the towable recreational vehicle reportable segment. In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. The initial cash paid for this acquisition was $47,412, subject to adjustment, and was funded entirely from the Company’s cash on hand. Adjustments to increase the net cash consideration of $1,173 have been identified as of July 31, 2015, based on the determination of the actual net assets as of the close of business on December 31, 2014 and the finalization of certain tax matters, and paid during the fourth quarter of fiscal 2015. The $1,173 included reimbursing the seller for $1,062 of cash on hand at the acquisition date, and resulted in total net cash consideration of $47,523. The Company purchased CRV and DRV to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

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

K.Z., Inc.

On May 1, 2014, the Company closed on a Stock Purchase Agreement for the acquisition of all the outstanding capital stock of towable recreational vehicle manufacturer K.Z., Inc. (“KZ”) for initial cash consideration of $53,405, subject to adjustment, which was funded entirely from the Company’s cash on hand. The final purchase price payment of $2,915, included in accounts payable as of July 31, 2014, was based on a final determination of actual net working capital as of the May 1, 2014 closing date and was paid during the first quarter of fiscal 2015. The $2,915 included reimbursing the seller for $996 of cash on hand at the acquisition date. KZ operates as an independent operation in the same manner as the Company’s other primary subsidiaries and is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased KZ to supplement its existing towable RV product offerings and dealer base.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 13.3 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated cash flow basis over 12 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over 6 weeks. Goodwill is deductible for tax purposes.

Livin’ Lite RV, Inc.

On August 30, 2013, the Company closed on an Asset Purchase Agreement with Livin’ Lite Corp. for the acquisition of its net operating assets for aggregate cash consideration of $16,769, net of cash acquired, which was funded entirely from the Company’s cash on hand. As a result of this acquisition, the Company formed a new entity, Livin’ Lite RV, Inc. (“Livin’ Lite”), which is aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the Livin’ Lite Corp. operating assets to complement its existing brands with Livin’ Lite’s advanced lightweight product offerings.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 10.2 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated cash flow basis over 8 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 5 years. The non-compete agreements and backlog were both valued based on the Discounted Cash Flow Method, and the non-compete agreements were amortized on a straight-line basis over 2 years while the backlog was amortized on a straight-line basis over 6 weeks. Goodwill is deductible for tax purposes.

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

The sale was completed as of October 20, 2013 and the Company received $100,000 on October 21, 2013, and an additional $5,043 in February 2014 representing the increase in bus net assets since April 30, 2013. As a result, final cash consideration received for the sale of the bus business totaled $105,043.

The Company recorded a pre-tax gain of $7,079 as a result of the sale. The results of operations for the bus business, including the gain on the sale of the bus business, have been reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

The following table summarizes the results of discontinued operations:

	2016	2015	2014
Net sales	$–	$–	$83,903

Operating income (loss) of discontinued operations	$(2,417)	$(4,791)	$(5,735)
Pre-tax gain on disposal of discontinued business	–	–	7,079

Income (loss) before income taxes	(2,417)	(4,791)	1,344
Income tax benefit	914	2,167	2,142

Income (loss) from discontinued operations, net of income taxes	$(1,503)	$(2,624)	$3,486

Operating loss of discontinued operations reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and workers’ compensation claims occurring prior to the closing date of the sale.

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

4.  BUSINESS SEGMENTS

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towables recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, CRV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), and KZ (including Livin’ Lite). The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach.

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

F-14

	2016	2015	2014
Net sales:
Recreational vehicles
Towables	$3,338,659	$3,096,405	$2,721,625
Motorized	1,094,250	870,799	803,831

Total recreational vehicles	4,432,909	3,967,204	3,525,456
Other	218,673	56,594	–
Intercompany eliminations	(69,470)	(16,979)	–

Total	$4,582,112	$4,006,819	$3,525,456

Income (loss) from continuing operations before income taxes:
Recreational vehicles
Towables	$321,874	$259,092	$221,123
Motorized	88,523	66,746	57,277

Total recreational vehicles	410,397	325,838	278,400
Other	18,547	1,424	–
Intercompany eliminations	(23)	(554)	–
Corporate	(45,608)	(33,813)	(25,581)

Total	$383,313	$292,895	$252,819

Total assets:
Recreational vehicles
Towables	$1,425,168	$907,175	$868,017
Motorized	476,973	162,940	170,251

Total recreational vehicles	1,902,141	1,070,115	1,038,268
Other, net	156,822	161,075	–
Corporate	266,501	272,058	370,450

Total	$2,325,464	$1,503,248	$1,408,718

Depreciation and amortization expense:
Recreational vehicles
Towables	$36,054	$26,296	$22,192
Motorized	2,994	2,353	2,359

Total recreational vehicles	39,048	28,649	24,551
Other	12,352	1,678	–
Corporate	1,175	1,054	724
Discontinued operations	–	–	559

Total	$52,575	$31,381	$25,834

Capital acquisitions:
Recreational vehicles
Towables	$37,489	$35,039	$16,914
Motorized	11,191	4,309	5,942

Total recreational vehicles	48,680	39,348	22,856
Other	2,799	436	–
Corporate	2,495	3,271	7,519
Discontinued operations	–	–	63

Total	$53,974	$43,055	$30,438

Export sales from the Company’s continuing operations, predominantly to Canada, were $368,426, $465,642 and $521,818 in fiscal 2016, 2015 and 2014, respectively, with the fiscal 2016 and 2015 totals being adversely impacted by the strength of the U.S. dollar during those periods.

5.   INVENTORIES

Major classifications of inventories are:

	July 31,
	2016	2015
Finished products – RV	$39,943	$35,693
Finished products – other	20,141	18,045
Work in process	97,872	51,556
Raw materials	173,362	133,482
Chassis	102,686	37,739

Subtotal	434,004	276,515
Excess of FIFO costs over LIFO costs	(30,135)	(30,400)

Total inventories	$403,869	$246,115

Of the $434,004 and $276,515 of inventory at July 31, 2016 and 2015, $219,050 and $204,017, respectively, was valued on the last-in, first-out (LIFO) basis, and $214,954 and $72,498, respectively, was valued on the first-in, first-out (FIFO) method. The fiscal 2016 acquisition of Jayco accounted for $138,292 of the $142,456 increase in FIFO inventory during fiscal 2016.

The Company’s reserves for inventory obsolescence were $4,840 at July 31, 2016 and $3,638 at July 31, 2015, with the increase primarily due to the fiscal 2016 acquisition of Jayco.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	July 31,
	2016	2015
Land	$46,422	$27,447
Buildings and improvements	300,902	214,462
Machinery and equipment	133,112	106,959

Total cost	480,436	348,868
Less accumulated depreciation	(136,169)	(114,823)

Net property, plant and equipment	$344,267	$234,045

Property, plant and equipment at both July 31, 2016 and July 31, 2015 includes buildings and improvements acquired under capital leases of $6,527, and includes related amortization included in accumulated depreciation of $680 and $136, respectively. The fiscal 2016 acquisition of Jayco accounted for $84,507 of the $110,222 increase in fiscal 2016 in net property, plant and equipment.

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

7.   INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2016		July 31, 2015
	Weighted-Average Years Remaining Life in Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	16	$404,960	$55,191	$143,860	$37,194
Trademarks	19	148,117	10,539	55,282	7,608
Design technology and other intangibles	9	22,400	10,870	22,400	8,168
Non-compete agreements	3	450	203	4,710	4,264
Backlog	0.2	12,400	4,133	–	–

Total amortizable intangible assets		$588,327	$80,936	$226,252	$57,234

Aggregate amortization expense for amortizable intangibles for all operations for the fiscal years ended July 31, 2016, 2015 and 2014 was $27,962, $16,015 and $12,984, respectively, including $27,962, $16,015 and $12,920, respectively, for continuing operations. The dealer networks and customer relationships are being amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis. The increase in amortizable intangible assets in fiscal 2016 is due to the acquisition of Jayco as more fully described in Note 2 to the Consolidated Financial Statements.

Estimated Amortization Expense:

For the fiscal year ending July 31, 2017	$63,925
For the fiscal year ending July 31, 2018	54,463
For the fiscal year ending July 31, 2019	50,367
For the fiscal year ending July 31, 2020	46,480
For the fiscal year ending July 31, 2021	43,131
For the fiscal year ending July 31, 2022 and thereafter	249,025

$507,391

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

Management engages an independent valuation firm to assist in its impairment assessments. The Company completed its annual impairment review as of April 30, 2016 and no additional impairment of goodwill was identified, other than the second quarter of fiscal 2016 impairment described above.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2016 and 2015 are summarized as follows:

	Towables	Motorized	Other	Total
Net balance as of July 31, 2014	$256,579	$–	$–	$256,579

Fiscal year 15 activity:
Goodwill acquired	13,172	–	42,871	56,043

Net balance as of July 31, 2015	269,751	–	42,871	312,622
Fiscal year 16 activity:
Goodwill acquired	74,184	–	–	74,184
Impairment charges	(9,113)	–	–	(9,113)

Net balance as of July 31, 2016	$334,822	$–	$42,871	$377,693

The components of the net balance as of July 31, 2016 are summarized as follows:

	Towables	Motorized	Other	Total
Goodwill	$343,935	$17,252	$42,871	$404,058
Accumulated impairment charges	(9,113)	(17,252)	–	(26,365)

Net balance as of July 31, 2016:	$334,822	$–	$42,871	$377,693

8.   CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for 20% of the Company’s continuing consolidated net sales in fiscal 2016 and 17% in both fiscal 2015 and 2014. This dealer also accounted for 18% of the Company’s continuing consolidated trade accounts receivable at July 31, 2016 and 22% at July 31, 2015. The loss of this dealer could have a significant effect on the Company’s business.

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

In December 2009, we entered into a $10,000 credit agreement with Marcus Lemonis, Stephen Adams, in his individual capacity, and Stephen Adams and his successors, as trustee under the Trust (collectively, the “December 2009 Loan Borrowers”), and later modified in December 2012. The final principal and interest payments under this agreement were received in August 2015.

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

The Company carries at fair value its investments in securities (primarily in mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan - measured with Level 1 inputs. Deferred compensation plan asset balances of $15,529 and $10,803 were recorded as of July 31, 2016 and July 31, 2015, respectively, as components of other long-term assets in the Consolidated Balance Sheets. An equal and offsetting liability was also recorded in regards to the deferred compensation plan as a component of other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are both reflected in the Consolidated Statements of Income and Comprehensive Income.

11.   PRODUCT WARRANTY

The Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Management believes that the warranty liabilities are adequate. However, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

	2016	2015	2014
Beginning balance	$108,206	$94,938	$84,250
Provision	114,119	114,429	92,809
Payments	(110,092)	(106,266)	(87,402)
Acquisitions	89,607	5,105	5,281

Ending balance	$201,840	$108,206	$94,938

12.   LONG-TERM DEBT

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. The agreement provides for a $500,000 asset-based revolving credit facility and a $100,000 expansion option, subject to certain conditions. Borrowings outstanding on this facility totaled $360,000 at July 31, 2016, and are subject to a variable pricing structure which can result in increases or decreases to the borrowing spread. Depending on the Company’s borrowing availability as a percentage of the revolving credit commitment, pricing spreads can range from 1.25% to 1.75% in the case of loans bearing interest at LIBOR, and from 0.25% to 0.75% for loans bearing interest at the base rate. As of July 31, 2016, the borrowing spread on the LIBOR-based borrowings of $320,000 was 1.50%, resulting in a total rate of approximately 1.97%, and the spread on the base loans of $40,000 was 0.5%, resulting in a total rate of 4.00%. In addition, a 0.25% annual fee is payable quarterly on the unused portion of the credit line under the revolver. The revolving credit facility, which is secured by substantially all of the Company’s tangible and intangible assets excluding real property, contains customary limits and restrictions concerning investments, sales of assets, liens on assets, stock repurchases and dividend and other payments depending on adjusted excess cash availability as defined in the agreement and summarized below. The terms of the facility permit prepayment without penalty at any time, subject to customary breakage costs relative to the LIBOR-based loans.

Borrowing availability under the credit agreement is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to the Company’s eligible trade accounts receivable and eligible inventories plus a defined amount related to certain machinery and equipment. The credit agreement has no financial covenant restrictions for borrowings as long as the Company has adjusted excess availability under the facility that exceeds 10% of the lesser of the line commitment or the borrowing base total, with a floor of $40,000. Adjusted excess availability consists of the calculated borrowing base availability plus eligible cash on deposit as specified in the facility agreement. If the adjusted excess availability is less than the stipulated amount, then the Company must comply with one financial covenant, a trailing twelve-month minimum fixed charge coverage ratio of 1:1. The Company was in compliance with its financial covenant at July 31, 2016. Based on the July 2016 borrowing base calculation, the Company had borrowing availability in excess of the outstanding loan balances of approximately $114,000, and adjusted excess availability for covenant purposes of approximately $276,000 as of July 31, 2016.

In fiscal 2016, total interest expense on the facility was $789 and the weighted-average interest rate on borrowings from the facility was 2.55%. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees will be amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are recorded in interest expense, of $131 in fiscal 2016, and the unamortized balance of these facility fees was $7,719 at July 31, 2016 and is included in Other long-term assets in the Consolidated Balance Sheet.

13.  INCOME TAXES

The components of the provision (benefit) for income taxes from continuing operations are as follows:

	July 31,
Income Taxes:	2016	2015	2014
Federal	$126,846	$98,504	$83,374
State and local	12,716	1,222	(1,383)

Total current expense	139,562	99,726	81,991

Federal	(13,079)	(7,785)	(3,805)
State and local	(1,192)	(1,055)	(883)

Total deferred (benefit)	(14,271)	(8,840)	(4,688)

Total income tax expense	$125,291	$90,886	$77,303

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:
	July 31,
	2016	2015	2014
Provision at federal statutory rate	$134,160	$102,513	$88,487
State and local income taxes, net of federal benefit	6,599	5,144	3,748
Federal income tax credits and incentives	(4,194)	(2,207)	(772)
Domestic production activities deduction	(12,609)	(9,519)	(7,947)
Change in uncertain tax positions	611	(5,650)	(6,631)
Change in current tax payable and deferred tax liabilities	103	218	125
Other permanent items	621	387	293

Total income tax expense	$125,291	$90,886	$77,303

A summary of deferred income taxes is as follows:

	July 31,
	2016	2015
Current deferred income tax asset (liability):
Inventory basis	$–	$467
Employee benefits	–	3,625
Self-insurance reserves	–	10,411
Accrued product warranties	–	39,486
Accrued incentives	–	3,959
Sales returns and allowances	–	1,520
Accrued expenses	–	2,067
Unrecognized tax benefits	–	367
Other	–	(2,038)

Total net current deferred income tax asset	$–	$59,864

	July 31,
	2016	2015
Long-term deferred income tax asset (liability):
Inventory basis	$1,196	$–
Employee benefits	4,587	–
Self-Insurance Reserves	10,504	–
Accrued product warranties	43,388	–
Accrued incentives	5,154	–
Sales returns and allowances	1,642	–
Accrued expenses	2,607	–
Property, plant and equipment	(4,164)	(707)
Deferred compensation	9,145	6,367
Tax credit carry forward	256	110
Intangibles	(22,308)	(30,246)
Unrecognized tax benefits	4,105	3,913
Other	(2,695)	–

Total net long-term deferred income tax (liability)	–	(20,563)

Net deferred tax asset	$53,417	$39,301

As of July 31, 2016, the Company has $2,649 of state tax credit carry forwards that expire from fiscal 2022-2026 of which the Company expects to realize prior to expiration. In addition, the Company has approximately $45,500 of gross state tax Net Operating Loss (“NOL”) carry forwards that expire from fiscal 2017-2036 that the Company does not expect to realize and therefore has been fully reserved. The deferred tax asset of $973 associated with the state tax NOL carry forwards and the related equal and offsetting valuation allowance are not reflected in the table above.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted. This standard is effective for the Company in its fiscal year 2018 beginning on August 1, 2017, however, the Company elected to early adopt this standard beginning with the Annual Report on Form 10-K for the year ended July 31, 2016 and apply the standard prospectively. As a result, $67,344 of net current deferred tax assets and $13,927 of net long-term deferred income tax liabilities were netted together and reclassified to non-current deferred income taxes on the Consolidated Balance Sheet as of July 31, 2016. As permitted by the standard, prior periods were not retrospectively adjusted.

Unrecognized Tax Benefits:

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $8,886 for 2016, $8,764 for 2015 and $13,679 for 2014.

Changes in the unrecognized tax benefit during fiscal year 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Beginning balance	$13,156	$20,813	$32,733
Tax positions related to prior years:
Additions	1,546	126	9
Reductions	(920)	(7,695)	(9,281)
Tax positions related to current year:
Additions	3,123	2,858	3,804
Settlements	(956)	(1,898)	(5,002)
Lapses in statute of limitations	(2,680)	(1,048)	(1,450)

Ending balance	$13,269	$13,156	$20,813

The reductions to the tax positions related to prior years of $9,281 in fiscal year 2014 includes $1,378 of uncertain tax positions that were eliminated as a result of the sale of the bus business. See Note 3 to the Consolidated Financial Statements for further information.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits are not included in the schedule above. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2016, 2015 and 2014 were $1,547, $1,895 and $5,200, respectively. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2016, 2015, and 2014 were $(231), $(2,552) and $(3,418), respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2016	2015	2014
Unrecognized tax benefits	$13,269	$13,156	$20,813
Reduction to unrecognized tax benefits for tax credit carry forward	(2,255)	(2,109)	(657)
Accrued interest and penalties	1,547	1,895	5,200

Total unrecognized tax benefits	$12,561	$12,942	$25,356

Short-term, included in “Income and other taxes”	$2,586	$997	$1,667
Long-term	9,975	11,945	23,689

Total unrecognized tax benefits	$12,561	$12,942	$25,356

The Company anticipates a decrease of approximately $5,193 in unrecognized tax benefits and $857 in interest during fiscal 2017 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2013, 2014 and 2015 remain open for federal income tax purposes and fiscal years 2012, 2013, 2014 and 2015 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently being audited by the IRS for tax year end July 31, 2014 and the state of California for tax years ended July 31, 2013 and 2014. In addition, the Company is currently disputing the audit results by the state of Indiana for tax years ended July 31, 2008, 2009 and 2010. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Federal, California and Indiana income tax returns in its liability for unrecognized tax benefits.

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

The Company’s total commercial commitment under standby repurchase obligations on dealer inventory financing as of July 31, 2016 and July 31, 2015 were $1,898,307 and $1,363,576, respectively, with the increase primarily attributable to the Jayco acquisition. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $6,068 and $4,163 as of July 31, 2016 and July 31, 2015, respectively, which increased primarily due to the acquisition of Jayco and are included in Other current liabilities in the Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the past three fiscal years. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	2016	2015	2014
Cost of units repurchased	$4,650	$7,171	$1,386
Realization of units resold	3,832	5,906	1,098

Losses due to repurchase	$818	$1,265	$288

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

15.   LEASES

The Company has operating leases principally for land, buildings and equipment and also leases certain real estate and transportation equipment under various capital leases expiring between 2016 and 2027. Future minimum rental payments required under capital and operating leases as of July 31, 2016 are as follows:

	Capital Leases	Operating Leases
For the fiscal year ending July 31, 2017	$943	$2,517
For the fiscal year ending July 31, 2018	948	1,864
For the fiscal year ending July 31, 2019	938	1,437
For the fiscal year ending July 31, 2020	933	849
For the fiscal year ending July 31, 2021	951	619
For the fiscal year ending July 31, 2022 and thereafter	5,988	5,628

Total minimum lease payments	10,701	$12,914

Less amount representing interest	(3,887)

Present value of net minimum capital lease payments	6,814
Less current portion	341

Long-term capital lease obligations	$6,473

The current portion of capital lease obligations are included in Other current liabilities and the long-term capital lease obligations are included in Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Rent expense for the fiscal years ended July 31, 2016, 2015 and 2014 was $3,757, $2,092 and $1,700, respectively.

16.   EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $917 in fiscal 2016, $565 in fiscal 2015 and $387 in fiscal 2014.

The Company has established a deferred compensation plan for executives who do not participate in a 401(k) plan. This plan allows executives to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as other long-term assets, and the equal and offsetting obligation to the participants is reported as other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the equal and offsetting long-term liability to the executives, was $15,529 at July 31, 2016 and $10,803 at July 31, 2015.

17.   STOCKHOLDERS’ EQUITY

Treasury Stock

The Company entered into a repurchase agreement, dated May 15, 2015 (the “May 15, 2015 Repurchase Agreement”), to purchase certain shares of its common stock from the Thompson Family Foundation (the “Foundation”) in a private transaction. Pursuant to the terms of the May 15, 2015 Repurchase Agreement, the Company purchased 1,000,000 shares of its common stock at a price of $60.00 per share from the Foundation, and held them as treasury stock, representing an aggregate purchase price of $60,000. The closing price of Thor common stock on May 15, 2015 was $61.29. The Foundation holds shares of common stock of the Company previously owned by the late Wade F. B. Thompson, the Company’s co-founder and former Chief Executive Officer. At the time of the repurchase transaction, Alan Siegel, a member of the board of directors of the Company (the “Board”), served as a director of the Foundation. The repurchase transaction was evaluated and approved by members of the Board who are not affiliated with the Foundation. The transaction was consummated on May 19, 2015, and the Company used available cash to purchase the shares. The number of shares repurchased by the Company represented 1.9% of the Company’s issued and outstanding common stock immediately prior to the repurchase.

Stock-Based Compensation

The Board approved the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Equity and Incentive Plan”) on October 25, 2010 and the 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) on October 16, 2006. These plans were subsequently approved by shareholders at the 2010 and 2006 annual meetings, respectively. These plans are designed, among other things, to replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s 1997 Restricted Stock Plan (the “1997 Plan”). Upon approval of the 2006 Equity Incentive Plan, the 1999 Plan and the 1997 Plan were frozen. As a result, there will be no further grants pursuant to either the 1999 Plan or the 1997 Plan. The maximum number of shares issuable under the 2010 Equity and Incentive Plan is 2,000,000 and the maximum number of shares issuable under the 2006 Equity Incentive Plan is 1,100,000. Remaining shares available to be granted under the 2010 Equity and Incentive Plan are 1,211,385 and under the 2006 Equity Incentive Plan are 30,000 as of July 31, 2016. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights. Options typically expire 10 years from the date of grant and are vested evenly over 3 to 5 years from the date of grant.

Stock Options – A summary of option activity under the 1999 Plan, the 2010 Equity and Incentive Plan and the 2006 Equity Incentive Plan is as follows:

	2016		2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	–	$–	5,000	$28.23	106,313	$31.48
Exercised	–	–	(5,000)	28.23	(101,313)	31.64
Forfeited	–	–	–	–	–	–
Expired	–	–	–	–	–	–
Granted	–	–	–	–	–	–

Outstanding at end of year	–	$–	–	$–	5,000	$28.23

Vested and expected to vest at end of year	–	$–	–	$–	5,000	$28.23

Exercisable at end of year	–	$–	–	$–	5,000	$28.23

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Aggregate intrinsic value of options outstanding and expected to vest	$–	$–	$124
Aggregate intrinsic value of options exercisable	$–	$–	$124

There were no option grants during fiscal 2016, 2015 or 2014.

In fiscal 2016, 2015 and 2014, the Company recorded no expenses for stock option awards.

Cash received from stock option exercises for fiscal 2016, 2015 and 2014 was $0, $141 and $3,206, respectively. The total intrinsic value of stock options exercised in fiscal 2016, 2015 and 2014 was $0, $168 and $2,597, respectively.

During fiscal 2015, stock options of 5,000 shares were exercised at an aggregate exercise price of $141. During fiscal 2014, stock options of 101,313 shares were exercised at an aggregate exercise price of $3,206. Exercises of options were satisfied with the issuance of new shares from authorized shares.

Restricted Stock Awards – A summary of restricted stock award activity under the 2010 Equity and Incentive Plan for fiscal 2016, 2015 and 2014 is as follows:

	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	9,713	$31.16	13,620	$31.08	17,530	$31.03
Granted	–	–	–	–	–	–
Vested	(3,907)	30.87	(3,907)	30.87	(3,910)	30.87
Forfeited	–	–	–	–	–	–

Nonvested, end of year	5,806	$31.36	9,713	$31.16	13,620	$31.08

In fiscal 2016, 2015 and 2014, the Company recorded expense for restricted stock awards under this Plan of $115, $115 and $91, respectively. At July 31, 2016, there was $101 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted-average period of 0.98 years. This restricted stock vests evenly over 5 years from the date of grant.

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units to certain employees at the operating subsidiary and corporate levels. The first awards under this program were granted in the first quarter of fiscal 2013 related to fiscal 2012 performance. Since then, the Committee approved additional awards that were granted in fiscal 2014, 2015 and 2016 related to fiscal year 2013, 2014 and 2015 performance, respectively. The employee restricted stock units generally vest, and shares of common stock will be issued, in equal installments on the first, second and third anniversaries of the date of grant. In fiscal 2014, 2015 and 2016, the Nominating and Governance Committee of the Board awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant. The fair value of the employee and Board member restricted stock units is determined using the Company’s stock price on the date of grant. Total expense recognized in fiscal 2016, 2015 and 2014 for these restricted stock unit awards was $9,272, $6,661 and $5,140 respectively.

Restricted Stock Units – A summary of restricted stock unit activity during fiscal 2016, 2015 and 2014 is included below:

	2016		2015		2014
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	280,353	$50.55	212,073	$49.21	139,275	$38.06
Granted	181,872	55.37	162,967	50.95	151,168	54.26
Vested	(133,758)	48.73	(90,608)	48.14	(63,852)	38.68
Forfeited	(3,331)	54.18	(4,079)	50.54	(14,518)	47.26

Nonvested, end of year	325,136	$53.95	280,353	$50.55	212,073	$49.21

At July 31, 2016, there was $11,077 of total unrecognized compensation costs related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.43 years.

Total non-cash compensation expense recognized for stock option awards, restricted stock awards and restricted stock unit awards in fiscal 2016, 2015 and 2014 was $9,387, $6,776 and $5,231, respectively, which included $0, $0 and $480, respectively, related to discontinued operations.

The Company recognized a tax benefit related to total stock based compensation expense of $3,473, $2,507 and $1,925 in fiscal 2016, 2015 and 2014, respectively.

***********

