Form 10-Q
period 2016-10-31
THOR INDUSTRIES INC
filed 2016-11-28
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2016.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/2016
Common stock, par value
$ .10 per share	52,586,041 shares

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2016	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$161,710	$209,902
Accounts receivable, trade, less allowance for doubtful accounts of $641 and $625, respectively	445,623	370,085
Accounts receivable, other	33,921	22,454
Inventories, net	417,127	403,869
Prepaid income taxes, expenses and other	11,329	10,548

Total current assets	1,069,710	1,016,858

Property, plant and equipment, net	360,239	344,267

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	489,176	507,391
Deferred income taxes, net	55,714	53,417
Other	29,226	25,838

Total other assets	951,809	964,339

TOTAL ASSETS	$2,381,758	$2,325,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,810	$263,774
Accrued liabilities:
Compensation and related items	93,241	81,159
Product warranties	208,988	201,840
Income and other taxes	13,023	25,531
Promotions and rebates	37,782	40,452
Product, property and related liabilities	15,110	15,969
Dividends payable	17,352	—
Other	21,477	22,927

Total current liabilities	664,783	651,652

Long-term debt	340,000	360,000
Unrecognized tax benefits	10,596	9,975
Other liabilities	40,729	38,615

Total long-term liabilities	391,325	408,590

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,597,110 and 62,439,795 shares, respectively	6,260	6,244
Additional paid-in capital	228,087	224,496
Retained earnings	1,427,374	1,365,981
Less treasury shares of 10,011,069 and 9,957,180, respectively, at cost	(336,071)	(331,499)

Total stockholders’ equity	1,325,650	1,265,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,381,758	$2,325,464

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended October 31,
	2016	2015
Net sales	$1,708,531	$1,030,351
Cost of products sold	1,471,779	878,135

Gross profit	236,752	152,216
Selling, general and administrative expenses	102,310	68,454
Amortization of intangible assets	18,215	6,028
Interest income	153	138
Interest expense	2,560	174
Other income (expense), net	1,980	(7)

Income from continuing operations before income taxes	115,800	77,691
Income taxes	37,055	26,955

Net income from continuing operations	78,745	50,736
Loss from discontinued operations, net of income taxes	—	(239)

Net income and comprehensive income	$78,745	$50,497

Weighted-average common shares outstanding:
Basic	52,503,966	52,409,945
Diluted	52,705,942	52,545,560

Earnings per common share from continuing operations:
Basic	$1.50	$0.97
Diluted	$1.49	$0.97

Earnings per common share:
Basic	$1.50	$0.96
Diluted	$1.49	$0.96

Regular dividend declared and paid per common share	$—	$0.30
Regular dividend declared per common share	$0.33	$—

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net income	$78,745	$50,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,380	5,405
Amortization of intangible assets	18,215	6,028
Amortization of debt issuance costs	393	—
Deferred income tax provision (benefit)	(2,297)	2,289
Gain on disposition of property, plant and equipment	(2,188)	(1)
Stock-based compensation expense	2,738	2,279
Excess tax benefits from stock-based awards	—	(291)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(86,419)	(47,614)
Inventories	(13,258)	(25,255)
Prepaid income taxes, expenses and other	(2,648)	(5,889)
Accounts payable	(1,254)	28,667
Accrued liabilities	(1,966)	2,579
Other liabilities	2,822	198

Net cash provided by operating activities	1,263	18,892

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,164)	(15,922)
Proceeds from dispositions of property, plant and equipment	4,329	40
Proceeds from notes receivable	—	8,367
Acquisitions	(5,039)	—
Other	(2,500)	—

Net cash used in investing activities	(29,374)	(7,515)

Cash flows from financing activities:
Principal payments on revolving credit facility	(20,000)	—
Regular cash dividends paid	—	(15,743)
Principal payments on capital lease obligations	(81)	(86)
Excess tax benefits from stock-based awards	—	291

Net cash used in financing activities	(20,081)	(15,538)

Net decrease in cash and cash equivalents	(48,192)	(4,161)
Cash and cash equivalents, beginning of period	209,902	183,478

Cash and cash equivalents, end of period	$161,710	$179,317

Supplemental cash flow information:
Income taxes paid	$54,224	$35,326
Interest paid	$2,407	$174

Non-cash transactions:
Capital expenditures in accounts payable	$3,867	$532
Regular quarterly dividend payable	$17,352	$—

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

The Company’s ongoing business activities are primarily comprised of two distinct operations, which include the design, manufacture and sale of both towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segment financial information for these two segments in Note 3 to the Condensed Consolidated Financial Statements. The accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect the Company’s former bus operations as discontinued operations apart from the Company’s continuing operations. The accompanying Condensed Consolidated Financial Statements include the accounts of Thor Industries, Inc. and its wholly-owned subsidiaries. All intercompany transactions are eliminated upon consolidation.

The July 31, 2016 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the three months ended October 31, 2016 would not necessarily be indicative of the results for a full fiscal year.

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

Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”) “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted and the Company adopted the provisions of ASU 2016-09 as of August 1, 2016. Applicable provisions of the standard have been adopted prospectively as allowed under the standard. The provisions related to income taxes resulted in a tax benefit of $1,843 for the three months ended October 31, 2016. The Company did not change its policy related to forfeitures, which is estimated based on historical forfeiture rates over the vesting period of employee awards. Provisions related to the statement of cash flows have been adopted prospectively and result in the recognition of the excess tax benefits from stock-based awards being reflected in cash provided by operating activities.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16”) “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments,” to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-16 on August 1, 2016 and there was no impact from this standard for the three months ended October 31, 2016.

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

2.	Acquisition

Jayco, Corp.

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Note 11 to the Condensed Consolidated Financial Statements. The final purchase price adjustment of $5,039, included in accounts payable as of July 31, 2016, was based on the final determination of net assets as of the June 30, 2016 closing date and was paid during the first quarter of fiscal 2017. Jayco operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its towables operations are aggregated within the Company’s towable recreational vehicle reportable segment and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

The following table summarizes the preliminary fair values assigned to the Jayco net assets acquired, which are based on internal and independent external valuations, and subject to the finalization of certain current liabilities:

Cash	$18,409
Other current assets	258,158
Property, plant and equipment	80,824
Dealer network	261,100
Trademarks	92,800
Backlog	12,400
Goodwill	74,184
Current liabilities	(216,776)

Total fair value of net assets acquired	581,099
Less cash acquired	(18,409)

Total cash consideration for acquisition, less cash acquired	$562,690

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 19.3 years. The dealer network was valued based on the Discounted Cash Flow Method and is amortized on an accelerated basis over 20 years. The trademarks were valued on the Relief from Royalty Method and are amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over 3 months. Goodwill is deductible for tax purposes.

The following unaudited pro forma information represents Thor’s results of operations for the period presented as if the fiscal 2016 acquisition of Jayco had occurred at the beginning of fiscal 2015. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of Thor.

Three Months Ended October 31, 2015
Net sales	$1,426,564
Net income	$54,921
Basic earnings per common share	$1.05
Diluted earnings per common share	$1.05

3.	Business Segments

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

The operations of the Company’s Postle subsidiary are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towable and motorized segments, which are consummated at established arm’s-length transfer prices generally consistent with the selling prices of extrusion components to third-party customers.

All manufacturing is conducted within the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred income tax assets.

	Three Months Ended October 31,
Net sales:	2016	2015
Recreational vehicles:
Towables	$1,210,873	$744,679
Motorized	461,454	251,099

Total recreational vehicles	1,672,327	995,778
Other	58,996	50,382
Intercompany eliminations	(22,792)	(15,809)

Total	$1,708,531	$1,030,351

	Three Months Ended October 31,
Income (loss) from continuing operations before income taxes:	2016	2015
Recreational vehicles:
Towables	$94,173	$63,224
Motorized	28,923	21,653

Total recreational vehicles	123,096	84,877
Other, net	6,378	2,656
Corporate	(13,674)	(9,842)

Total	$115,800	$77,691

Total assets:	October 31, 2016	July 31, 2016
Recreational vehicles:
Towables	$1,459,849	$1,425,168
Motorized	511,529	476,973

Total recreational vehicles	1,971,378	1,902,141
Other, net	157,019	156,822
Corporate	253,361	266,501

Total	$2,381,758	$2,325,464

	Three Months Ended October 31,
Depreciation and amortization expense:	2016	2015
Recreational vehicles
Towables	$20,926	$7,456
Motorized	2,343	643

Total recreational vehicles	23,269	8,099
Other	3,004	3,056
Corporate	322	278

Total	$26,595	$11,433

	Three Months Ended October 31,
Capital acquisitions:	2016	2015
Recreational vehicles
Towables	$20,865	$12,806
Motorized	5,156	993

Total recreational vehicles	26,021	13,799
Other	296	773
Corporate	176	342

Total	$26,493	$14,914

4.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute the basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2016	2015
Weighted-average common shares outstanding for basic earnings per common share	52,503,966	52,409,945
Unvested restricted stock and restricted stock units	201,976	135,615

Weighted-average common shares outstanding for diluted earnings per common share	52,705,942	52,545,560

At October 31, 2016 and 2015, the Company had 52,098 and 48,119, respectively, of unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

5.	Inventories

Major classifications of inventories are as follows:

	October 31, 2016	July 31, 2016
Finished goods – RV	$48,128	$39,943
Finished goods – other	23,613	20,141
Work in process	107,442	97,872
Raw materials	183,500	173,362
Chassis	84,579	102,686

Total	447,262	434,004
Excess of FIFO costs over LIFO costs	(30,135)	(30,135)

Total inventories, net	$417,127	$403,869

Of the $447,262 and $434,004 of inventories at October 31, 2016 and July 31, 2016, $230,481 and $219,050, respectively, was valued on the last-in, first-out (LIFO) basis, and $216,781 and $214,954, respectively, was valued on the first-in, first-out (FIFO) method.

6.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	October 31, 2016	July 31, 2016
Land	$46,171	$46,422
Buildings and improvements	315,947	300,902
Machinery and equipment	140,170	133,112

Total cost	502,288	480,436
Less accumulated depreciation	(142,049)	(136,169)

Property, plant and equipment, net	$360,239	$344,267

Property, plant and equipment at both October 31, 2016 and July 31, 2016 includes buildings and improvements under capital leases of $6,527, and includes related amortization included in accumulated depreciation of $816 and $680 at October 31, 2016 and July 31, 2016, respectively.

7.	Intangible Assets and Goodwill

The components of amortizable intangible assets, net, are as follows:

	Weighted-Average Remaining
		October 31, 2016		July 31, 2016
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	October 31, 2016		Amortization		Amortization
Dealer networks/customer relationships	16	$404,960	$62,876	$404,960	$55,191
Trademarks	19	148,117	12,422	148,117	10,539
Design technology and other intangibles	9	19,300	8,128	22,400	10,870
Non-compete agreements	3	450	225	450	203
Backlog	—	—	—	12,400	4,133

Total amortizable intangible assets		$572,827	$83,651	$588,327	$80,936

The dealer networks and customer relationships are being amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis. The backlog at July 31, 2016 related to the Jayco acquisition, and the remaining unamortized backlog of $8,267 at that date was fully amortized in the three-month period ended October 31, 2016 and therefore removed from this schedule.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2017	$63,925
For the fiscal year ending July 31, 2018	54,463
For the fiscal year ending July 31, 2019	50,367
For the fiscal year ending July 31, 2020	46,480
For the fiscal year ending July 31, 2021	43,131
For the fiscal year ending July 31, 2022 and thereafter	249,025

$507,391

Of the recorded goodwill of $377,693 at both October 31, 2016 and July 31, 2016, $334,822 resides in the towable recreational vehicle segment and $42,871 resides in the other non-reportable segment.

Goodwill is not subject to amortization, but instead is reviewed for impairment by applying a fair-value based test to the Company’s reporting units on an annual basis as of April 30, or more frequently if events or circumstances indicate a potential impairment. The Company’s reporting units are generally the same as its operating segments, which are identified in Note 3 to the Condensed Consolidated Financial Statements. Fair values are determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates, and therefore largely represent Level 3 inputs as defined by ASC 820. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

8.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 17% and 18% of the Company’s continuing consolidated net sales for the three-month periods ended October 31, 2016 and October 31, 2015, respectively. This dealer also accounted for 19% of the Company’s consolidated trade accounts receivable at October 31, 2016 and 18% at July 31, 2016. The loss of this dealer could have a significant effect on the Company’s business.

9.	Investments and Fair Value Measurements

The Company carries at fair value its investments in securities (primarily mutual funds) held for the benefit of certain employees of the Company as part of a deferred compensation plan. These investments are measured with Level 1 inputs as prescribed by ASC 820, which include quoted prices in active markets for identical assets or liabilities and are the most observable inputs. Deferred compensation plan asset balances of $17,487 and $15,529 were recorded as of October 31, 2016 and July 31, 2016, respectively, as components of Other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of Other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in Other income (expense), net and Selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended October 31,
	2016	2015
Beginning balance	$201,840	$108,206
Provision	51,947	26,233
Payments	(44,799)	(26,592)

Ending balance	$208,988	$107,847

11.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. The agreement provides for a $500,000 asset-based revolving credit facility and a $100,000 expansion option, subject to certain conditions. Borrowings outstanding on this facility totaled $340,000 at October 31, 2016 and $360,000 at July 31, 2016, and are subject to a variable pricing structure which can result in increases or decreases to the borrowing spread. Depending on the Company’s borrowing availability as a percentage of the revolving credit commitment, pricing spreads can range from 1.25% to 1.75% in the case of loans bearing interest at LIBOR, and from 0.25% to 0.75% for loans bearing interest at the base rate. As of October 31, 2016, the borrowing spread on the LIBOR-based borrowings of $335,000 was 1.50%, resulting in a total rate of approximately 2.03%, and the spread on the base loans of $5,000 was 0.5%, resulting in a total rate of 4.00%. In addition, a 0.25% annual fee is payable quarterly on the unused portion of the credit line under the revolver. As of October 31, 2016, the available and unused credit line under the revolver was $157,825. The revolving credit facility, which is secured by substantially all of the Company’s tangible and intangible assets excluding real property, contains customary limits and restrictions concerning investments, sales of assets, liens on assets, stock repurchases and dividend and other payments depending on adjusted excess cash availability as defined in the agreement and summarized below. The terms of the facility permit prepayment without penalty at any time, subject to customary breakage costs relative to the LIBOR-based loans.

Borrowing availability under the credit agreement is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to the Company’s eligible trade accounts receivable and eligible inventories plus a defined amount related to certain machinery and equipment. The credit agreement has no financial covenant restrictions for borrowings as long as the Company has adjusted excess availability under the facility that exceeds 10% of the lesser of the line commitment or the borrowing base total, with a floor of $40,000. Adjusted excess availability consists of the calculated borrowing base availability plus eligible cash on deposit as specified in the facility agreement. If the adjusted excess availability is less than the stipulated amount, then the Company must comply with one financial covenant, a trailing twelve-month minimum fixed charge coverage ratio of 1:1. The Company was in compliance with its financial covenant in place at October 31, 2016. As of October 31, 2016, the Company had borrowing availability in excess of the outstanding loan balances of $157,825 and adjusted excess availability for covenant purposes of $289,420.

In the first quarter of fiscal 2017, the total LIBOR and base rate interest expense on the facility was $1,878 and the weighted-average interest rate on borrowings from the facility was 2.11%. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees will be amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are recorded in interest expense, of $393 in the first quarter of fiscal 2017, and the unamortized balance of these facility fees was $7,327 at October 31, 2016 and is included in Other long-term assets in the Condensed Consolidated Balance Sheet.

The carrying value of the Company’s long-term debt at October 31, 2016 approximates fair value as the entire balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820.

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2016 was 32.0% compared with 34.7% for the three months ended October 31, 2015. The primary reason for the decrease in the effective income tax rate was due to an income tax provision benefit of $1,843 resulting from the adoption of ASU 2016-09 related to share-based compensation as discussed in Note 1 to the Condensed Consolidated Financial Statements. In addition, various uncertain tax benefits settled favorably in the three months ended October 31, 2016, while no such settlements occurred in the three months ended October 31, 2015.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the three months ended October 31, 2016, the Company released $892 of gross uncertain tax positions and related interest recorded at July 31, 2016 related to the effective settlement of various uncertain tax positions which resulted in a net income tax benefit of $580. The Company accrued $96 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2016.

The Company anticipates a decrease of approximately $4,556 in unrecognized tax benefits, and $922 in accrued interest related to unrecognized tax benefits recorded as of October 31, 2016, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of October 31, 2016 and July 31, 2016 were $1,919,329 and $1,898,307, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $5,834 and $6,068 as of October 31, 2016 and July 31, 2016, respectively, which are included in Other current liabilities on the Condensed Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

	Three Months Ended October 31,
	2016	2015
Cost of units repurchased	$1,552	$819
Realization of units resold	1,544	687

Losses due to repurchase	$8	$132

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

Stock-Based Compensation

During fiscal 2013, the Compensation and Development Committee of the Board (“the Committee”) approved a program to award restricted stock units (“RSU program”) to certain employees at the operating subsidiary and corporate levels. This program was subsequently modified for awards granted in fiscal 2017 and subsequent years to include a double-trigger change in control provision. The double-trigger provision stipulates that immediate vesting of an outstanding grant would occur only upon the occurrence of both a change in control, as defined by the plan, and a corresponding change in employment status.

Under the RSU program, the Committee has approved awards each October related to the financial performance of the most recently completed fiscal year since 2012. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

Total expense recognized in the three-month periods ended October 31, 2016 and October 31, 2015 for stock-based compensation was $2,738 and $2,279, respectively.

For the restricted stock units that vested during the three-month period ended October 31, 2016, a portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. The total related taxes withheld of $4,572, to be paid by the Company on behalf of the recipients of these awards, is included in accrued compensation and related items in the Condensed Consolidated Balance Sheet and will be paid in the second quarter of fiscal 2017.

In the case of any awards related to fiscal 2017 financial performance, the grant of an award is conditioned upon approval of the 2016 Equity and Incentive Plan (“2016 Plan”) by the shareholders of the Company, and no such grant shall be paid unless and until such time as the shareholders have approved the 2016 Plan by vote at the Company’s annual meeting to be held on December 9, 2016, and any such grants related to 2017 financial performance shall be null and void if the shareholders do not approve the 2016 Plan.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2016	$1,365,981
Net income	78,745
Dividends declared but not paid	(17,352)

Balance as of October 31, 2016	$1,427,374

During the first quarter of fiscal 2017, the Company’s Board of Directors approved and declared the payment of a regular quarterly dividend of $0.33 per share for the first quarter of fiscal 2017. This dividend totaled $17,352 and was paid in the second quarter of fiscal 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, material or chassis supply restrictions, legislative and regulatory developments, the impact of rising interest rates on our operating results, the costs of compliance with increased governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential economic impact of rising interest rates, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A of our Annual Report on Form 10-K for the year ended July 31, 2016.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be one of the largest manufacturers of RVs in North America. According to Statistical Surveys, Inc., for the nine months ended September 30, 2016, Thor’s combined U.S. and Canadian market share, excluding Jayco, was approximately 36.0% for travel trailers and fifth wheels and approximately 27.0% for motorhomes. For the nine months ended September 30, 2016, Jayco’s combined U.S. and Canadian market share, which includes results prior to its acquisition by Thor, was 14.5% for travel trailers and fifth wheels and approximately 9.2% for motorhomes. For the three months ended September 30, 2016, Thor’s combined U.S. and Canadian market share, including Jayco, was approximately 50.6% for travel trailers and fifth wheels and approximately 37.8% for motorhomes.

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

We have historically relied on internally generated cash flows from operations to finance substantially all of our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 11 to the Condensed Consolidated Financial Statements. Capital expenditures of $26,164 for the three months ended October 31, 2016 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

Recent Events

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for total cash consideration of $581,099. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Notes 2 and 11 to the Condensed Consolidated Financial Statements. Jayco operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand. RV dealer inventory of Thor products as of October 31, 2016 increased 49.7% to approximately 99,100 units from approximately 66,200 units as of October 31, 2015. The acquisition of Jayco accounted for 27,500 of the 32,900 unit increase and 41.5% of the 49.7% percentage increase.

Thor’s RV backlog as of October 31, 2016 increased $1,055,771, or 100.5%, to $2,106,794 from $1,051,023 as of October 31, 2015, with Jayco’s backlog accounting for $577,495 and 54.9% of these increases, respectively.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,			%
	2016	2015	Increase	Change
Towable Units	282,687	249,136	33,551	13.5
Motorized Units	41,599	35,913	5,686	15.8

Total	324,286	285,049	39,237	13.8

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

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,			%
	2016	2015	Increase	Change
Towable Units	302,445	278,672	23,773	8.5
Motorized Units	39,915	36,092	3,823	10.6

Total	342,360	314,764	27,596	8.8

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the nine-month periods ended September 30, 2016 and 2015 to correspond to the industry periods denoted above, were as follows (includes Jayco results only from the date of acquisition forward):

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,			%
	2016	2015	Increase	Change
Towable Units	115,514	90,611	24,903	27.5
Motorized Units	12,508	8,866	3,642	41.1

Total	128,022	99,477	28,545	28.7

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2016 and 2015 to correspond to the industry periods denoted above (and adjusted to include Jayco’s results only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,			%
	2016	2015	Increase	Change
Towable Units	121,119	99,340	21,779	21.9
Motorized Units	12,150	8,873	3,277	36.9

Total	133,269	108,213	25,056	23.2

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

A positive future outlook for the RV segment is supported by favorable demographics, as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 79 million by 2025, 15% higher than in 2015 according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined as those currently between the ages of 18 and 34, consisted of more than 75 million people in 2015. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Based on reports published by the Kampgrounds of America (KOA), campers in this age group have grown from 18% of total campers to 23% of total campers between 2012 and 2015. Younger RV consumers are generally attracted to lower and moderately priced travel trailers, as affordability is a key driver at this stage in their lives.

As the first generation of the internet age, Millennials are more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation. This generation is camping more as they view camping as an opportunity to spend time with family and friends as well as a way to reduce stress, escape the pressures of everyday life, be more active and lead a healthier lifestyle. In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse customer base. In our efforts to connect with RV consumers of all generations, during the first quarter of fiscal 2017 we launched a new consumer-facing website designed to inspire consumers to explore the RV lifestyle. The new website includes video and interactive features to help consumers determine the type of RV which may suit their specific camping needs, while providing video footage that can be utilized by dealers to market our products. We will continue to evaluate additional marketing opportunities to younger and more diverse consumers over the coming year.

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

Three Months Ended October 31, 2016 vs. Three Months Ended October 31, 2015

	Three Months Ended October 31, 2016		Three Months Ended October 31, 2015		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables Motorized	$1,210,873		$744,679		$466,194	62.6
	461,454		251,099		210,355	83.8

Total recreational vehicles	1,672,327		995,778		676,549	67.9
Other	58,996		50,382		8,614	17.1
Intercompany eliminations	(22,792)		(15,809)		(6,983)	(44.2)

Total	$1,708,531		$1,030,351		$678,180	65.8

# OF UNITS:
Recreational vehicles
Towables	51,174		28,933		22,241	76.9
Motorized	5,419		3,069		2,350	76.6

Total	56,593		32,002		24,591	76.8

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$174,978	14.5	$110,765	14.9	$64,213	58.0
Motorized	51,437	11.1	35,362	14.1	16,075	45.5

Total recreational vehicles	226,415	13.5	146,127	14.7	80,288	54.9
Other, net	10,337	17.5	6,089	12.1	4,248	69.8

Total	$236,752	13.9	$152,216	14.8	$84,536	55.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$67,588	5.6	$43,342	5.8	$24,246	55.9
Motorized	21,314	4.6	13,710	5.5	7,604	55.5

Total recreational vehicles	88,902	5.3	57,052	5.7	31,850	55.8
Other	2,320	3.9	1,602	3.2	718	44.8
Corporate	11,088	—	9,800	—	1,288	13.1

Total	$102,310	6.0	$68,454	6.6	$33,856	49.5

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$94,173	7.8	$63,224	8.5	$30,949	49.0
Motorized	28,923	6.3	21,653	8.6	7,270	33.6

Total recreational vehicles	123,096	7.4	84,877	8.5	38,219	45.0
Other, net	6,378	10.8	2,656	5.3	3,722	140.1
Corporate	(13,674)	—	(9,842)	—	(3,832)	(38.9)

Total	$115,800	6.8	$77,691	7.5	$38,109	49.1

ORDER BACKLOG:	As of October 31, 2016	As of October 31, 2015	Change Amount	% Change
Recreational vehicles
Towables	$1,400,403	$710,013	$690,390	97.2
Motorized	706,391	341,010	365,381	107.1

Total	$2,106,794	$1,051,023	$1,055,771	100.5

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2016 increased $678,180, or 65.8%, compared to the three months ended October 31, 2015. Recently acquired Jayco accounted for $467,143 of the $678,180 increase and 45.3% of the 65.8% increase in consolidated net sales. Consolidated gross profit for the three months ended October 31, 2016 increased $84,536, or 55.5%, compared to the three months ended October 31, 2015, with Jayco accounting for $44,703 of the $84,536 increase and 29.4% of the 55.5% increase. Jayco’s gross profit for the three months ended October 31, 2016 was adversely affected by one-time purchase accounting charges related to inventory of $2,604, which primarily related to the motorized segment. Consolidated gross profit was 13.9% of consolidated net sales for the three months ended October 31, 2016 and 14.8% for the three months ended October 31, 2015, with the decrease in gross profit percentage due to the impact of Jayco’s gross profit percentage of 9.6%.

Selling, general and administrative expenses for the three months ended October 31, 2016 increased 49.5% compared to the three months ended October 31, 2015. Amortization of intangible assets expense for the three months ended October 31, 2016 increased $12,187 compared to the three months ended October 31, 2015, primarily due to Jayco’s total amortization expense of $12,885. Income from continuing operations before income taxes for the three months ended October 31, 2016 was $115,800, as compared to $77,691 for the three months ended October 31, 2015, an increase of $38,109 or 49.1%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $1,288 to $11,088 for the three months ended October 31, 2016 compared to $9,800 for the three months ended October 31, 2015. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $995 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $459. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Costs related to workers’ compensation reserves recorded at Corporate also increased by a total of $743. These increases were partially offset by a decrease of $1,211 in legal, professional and marketing fees, primarily due to non-recurring fees in the prior-year period related to the development of long-term strategic growth initiatives.

Corporate interest and other income and expense was $2,586 of net expense for the three months ended October 31, 2016 compared to $42 of net expense for the three months ended October 31, 2015. This increase in net expense of $2,544 is primarily due to interest expense and fees related to the revolving credit facility of $2,398 in the current period, as there were no such charges in the prior-year period.

The overall effective income tax rate for the three months ended October 31, 2016 was 32.0% compared with 34.7% for the three months ended October 31, 2015. The primary reason for the decrease in the effective income tax rate was due to an income tax provision benefit of $1,843 resulting from the adoption of ASU 2016-09 related to share-based compensation as discussed in Note 1 to the Condensed Consolidated Financial Statements. In addition, various uncertain tax benefits settled favorably in the three months ended October 31, 2016, while no such settlements occurred in the three months ended October 31, 2015.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2016 vs. the three months ended October 31, 2015:

	Three Months Ended October 31, 2016	% of Segment Net Sales	Three Months Ended October 31, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$723,349	59.7	$417,263	56.0	$306,086	73.4
Fifth Wheels	487,524	40.3	327,416	44.0	160,108	48.9

Total Towables	$1,210,873	100.0	$744,679	100.0	$466,194	62.6

	Three Months Ended October 31, 2016	% of Segment Shipments	Three Months Ended October 31, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	39,644	77.5	21,396	74.0	18,248	85.3
Fifth Wheels	11,530	22.5	7,537	26.0	3,993	53.0

Total Towables	51,174	100.0	28,933	100.0	22,241	76.9

Impact of Change in Mix and Price on Net Sales:	% (Decrease)
Towables
Travel Trailers and Other	(11.9)
Fifth Wheels	(4.1)
Total Towables	(14.3)

The increase in total towables net sales of 62.6% compared to the prior-year period resulted from a 76.9% increase in unit shipments and a 14.3% decrease in the impact of the change in the overall net price per unit. Recently acquired Jayco accounted for 43.5% of the 62.6% increase and $324,300 of the $466,194 increase in total towable net sales. Jayco also accounted for 54.4% of the 76.9% increase and 15,739 of the 22,241 increase in total towable unit shipments. The 14.3% decrease in the overall towables net price per unit is greater than the percentage decreases within the travel trailer and fifth wheel product lines due to a higher concentration of more moderately priced travel trailers and other units, as compared to fifth wheels, in the current-year quarter as compared to the prior-year quarter. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended October 31, 2016 was 22.7% compared to the same period last year according to statistics published by RVIA.

The decreases in the overall net price per unit within the travel trailer and other product lines of 11.9% and the fifth wheel product lines of 4.1% were both primarily due to a change in product mix attributable to the acquisition of Jayco and market-driven changes in product mix toward smaller and lower-priced units.

Cost of products sold increased $401,981 to $1,035,895, or 85.5% of towables net sales, for the three months ended October 31, 2016 compared to $633,914, or 85.1% of towables net sales, for the three months ended October 31, 2015. The change in material, labor, freight-out and warranty comprised $377,268 of the $401,981 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of towables net sales increased to 79.9% for the three months ended October 31, 2016 compared to 79.2% for the three months ended October 31, 2015. This increase in percentage was primarily the result of increases in both warranty and freight-out percentages to sales, which are primarily attributable to the acquisition of Jayco. Total manufacturing overhead increased $24,713 with the increase in sales, but decreased as a percentage of towables net sales from 5.9% to 5.6% as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $64,213 to $174,978, or 14.5% of towables net sales, for the three months ended October 31, 2016 compared to $110,765, or 14.9% of towables net sales, for the three months ended October 31, 2015. The increase in gross profit is primarily due to the increase in sales, while the decrease in gross profit percentage is primarily due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $67,588, or 5.6% of towables net sales, for the three months ended October 31, 2016 compared to $43,342, or 5.8% of towables net sales, for the three months ended October 31, 2015. The primary reason for the $24,246 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $17,072. These costs, however, decreased as a percentage of towables net sales by 0.2% compared to the prior-year period. Sales-related travel, advertising and promotional costs also increased $3,700 in correlation with the sales increase.

Towables income before income taxes was $94,173, or 7.8% of towables net sales, for the three months ended October 31, 2016 compared to $63,224, or 8.5% of towables net sales, for the three months ended October 31, 2015. The primary reasons for this decrease in percentage was the impact of the increase in the cost of products sold percentage as noted above. In addition, amortization costs as a percentage of towables net sales also increased due to the addition of $11,686 in amortization costs as a result of the Jayco acquisition. These cost increases were partially offset by a gain of $2,165 from the sale of certain towable RV land and buildings and improvements during the three months ended October 31, 2016 that is included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2016 vs. the three months ended October 31, 2015:

	Three Months Ended October 31, 2016	% of Segment Net Sales	Three Months Ended October 31, 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$240,114	52.0	$145,431	57.9	$94,683	65.1
Class C	199,895	43.3	82,427	32.8	117,468	142.5
Class B	21,445	4.7	23,241	9.3	(1,796)	(7.7)

Total Motorized	$461,454	100.0	$251,099	100.0	$210,355	83.8

	Three Months Ended October 31, 2016	% of Segment Shipments	Three Months Ended October 31, 2015	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,189	40.4	1,537	50.1	652	42.4
Class C	3,059	56.4	1,341	43.7	1,718	128.1
Class B	171	3.2	191	6.2	(20)	(10.5)

Total Motorized	5,419	100.0	3,069	100.0	2,350	76.6

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	22.7
Class C	14.4
Class B	2.8
Total Motorized	7.2

The increase in total motorized net sales of 83.8% compared to the prior-year period resulted from a 76.6% increase in unit shipments and a 7.2% increase in the impact of the change in the overall net price per unit. Recently acquired Jayco accounted for 56.9% of the 83.8% increase and $142,843 of the $210,355 increase in total motorized net sales. Jayco also accounted for 43.6% of the 76.6% increase and for 1,337 of the 2,350 increase in total motorized unit shipments. The 7.2% increase in the overall motorized net price per unit, in spite of much larger percentage increases within the Class A and Class C product lines, is primarily due to a higher concentration of the more moderately priced Class C units, as compared to Class A units, in the current-year quarter as compared to the prior-year quarter. The overall industry increase in wholesale unit shipments of motorhomes for the three months ended October 31, 2016 was 13.9% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 22.7% was primarily due to a higher concentration of sales of larger and generally more expensive diesel units compared to the more moderately priced gas units in the current-year quarter compared to the prior-year quarter. This increase was primarily due to the change in product mix attributable to the acquisition of Jayco’s high-end Class A diesel products. The increase in the overall net price per unit within the Class C product line of 14.4% is primarily due to a higher concentration of sales of the generally more expensive high-end Class C diesel units in the current period compared to a year ago, also due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 2.8% is primarily due to changes in product mix.

Cost of products sold increased $194,280 to $410,017, or 88.9% of motorized net sales, for the three months ended October 31, 2016 compared to $215,737, or 85.9% of motorized net sales, for the three months ended October 31, 2015. The change in material, labor, freight-out and warranty comprised $186,280 of the $194,280 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 84.8% for the three months ended October 31, 2016 as compared to 81.7% for the prior year period. This increase in percentage was primarily due to an increase in the material cost percentage to sales due to changes in product mix, which is primarily attributable to the acquisition of Jayco, and partially due to one-time purchase accounting charges related to Jayco. There was also an increase in certain raw material costs as well as warranty costs compared to the prior-year period. Total manufacturing overhead increased $8,000 with the volume increase, but decreased slightly as a percentage of motorized net sales from 4.2% to 4.0%, as the increased production resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $16,075 to $51,437, or 11.1% of motorized net sales, for the three months ended October 31, 2016 compared to $35,362, or 14.1% of motorized net sales, for the three months ended October 31, 2015. The $16,075 increase in gross profit was due primarily to the impact of the 76.6% increase in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $21,314, or 4.6% of motorized net sales, for the three months ended October 31, 2016 compared to $13,710, or 5.5% of motorized net sales, for the three months ended October 31, 2015. The primary reason for the $7,604 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,429. These costs, however, decreased as a percentage of motorized net sales by 0.7% compared to the prior-year period, partially attributable to the impact of the Jayco acquisition. Sales related travel, advertising and promotional costs also increased $1,616 in correlation with the sales increase.

Motorized income before income taxes was $28,923, or 6.3% of motorized net sales, for the three months ended October 31, 2016 compared to $21,653, or 8.6% of motorized net sales, for the three months ended October 31, 2015. The primary reasons for this decrease in percentage were the impact of the increase in the cost of products sold percentage noted above and an increase in amortization costs as a percentage of motorized net sales due to the addition of $1,199 in amortization costs as a result of the Jayco acquisition.

Financial Condition and Liquidity

As of October 31, 2016, we had $161,710 in cash and cash equivalents compared to $209,902 on July 31, 2016. The components of this $48,192 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to $26,164 paid for capital expenditures and $20,000 in principal payments on long-term debt, as cash provided by net income adjusted for non-cash items was essentially offset by seasonal increases in working capital usage.

Working capital at October 31, 2016 was $404,927 compared to $365,206 at July 31, 2016, with the increase primarily attributable to an increase in accounts receivable in correlation with the increase in sales. Capital expenditures of $26,164 for the three months ended October 31, 2016 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from continuing operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected future operational requirements. We have historically relied on internally generated cash flows from operations to finance substantially all our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 11 to the Condensed Consolidated Financial Statements.

Our main priorities for the use of current and future available cash generated from operations include supporting and growing our core businesses, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends as determined by the Company’s Board will also continue to be considered.

In regard to supporting and growing our business, we anticipate capital expenditures during the remainder of fiscal 2017 of approximately $75,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2016 was $1,263 as compared to net cash provided by operating activities of $18,892 for the three months ended October 31, 2015.

For the three months ended October 31, 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $103,986 of operating cash. The changes in working capital used $102,723 of operating cash during that period, primarily due to a larger than usual seasonal increase in accounts receivable in correlation with the increase in current sales, production levels and backlog, as well as a typical seasonal increase in inventory. In addition, required income tax payments exceeded income tax provisions during the period.

For the three months ended October 31, 2015, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $66,206 of operating cash. The changes in working capital used $47,314 of operating cash during that period, primarily due to a seasonal increase in accounts receivable and inventory in correlation with the increase in current sales, production levels and backlog, partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2016 was $29,374, primarily due to capital expenditures of $26,164 and a final purchase price adjustment payment of $5,039 related to the fiscal 2016 acquisition of Jayco, partially offset by proceeds received on the dispositions of property, plant and equipment of $4,329.

Net cash used in investing activities for the three months ended October 31, 2015 was $7,515, primarily due to capital expenditures of $15,922, partially offset by proceeds received on notes receivable of $8,367.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2016 was $20,081, primarily for principal payments on the revolving credit facility totaling $20,000. During the first quarter of fiscal 2017, the Company’s Board of Directors approved and declared the payment of a regular quarterly dividend of $0.33 per share for the first quarter of fiscal 2017, but this dividend totaling $17,352 was not paid until the second quarter of fiscal 2017.

Net cash used in financing activities for the three months ended October 31, 2015 was $15,538, primarily for the regular quarterly cash dividend payments of $0.30 per share for the first quarter of fiscal 2016 totaling $15,743.

The Company increased its previous regular quarterly dividend of $0.30 per share to $0.33 per share in October 2016. In October 2015, the Company increased its previous regular quarterly dividend of $0.27 per share to $0.30 per share.

Accounting Pronouncements

Reference is made to Note 1 of our Condensed Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of October 31, 2016), our results of operations and cash flows for the three months ended October 31, 2016 would not be materially affected.

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

During the quarter ended October 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: November 28, 2016	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: November 28, 2016	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer