Form 10-Q
period 2017-01-31
THOR INDUSTRIES INC
filed 2017-03-06
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2017.

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                   No      ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 2/28/2017
Common stock, par value
$ .10 per share	52,586,041 shares

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$134,655	$209,902
Accounts receivable, trade, less allowance for doubtful accounts of $689 and $625, respectively	452,219	370,085
Accounts receivable, other	37,632	22,454
Inventories, net	477,598	403,869
Prepaid income taxes, expenses and other	13,505	10,548

Total current assets	1,115,609	1,016,858

Property, plant and equipment, net	375,354	344,267

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	473,897	507,391
Deferred income taxes, net	57,708	53,417
Other	32,164	25,838

Total other assets	941,462	964,339

TOTAL ASSETS	$2,432,425	$2,325,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286,692	$263,774
Accrued liabilities:
Compensation and related items	87,198	81,159
Product warranties	209,173	201,840
Income and other taxes	17,026	25,531
Promotions and rebates	43,238	40,452
Product, property and related liabilities	14,959	15,969
Other	22,446	22,927

Total current liabilities	680,732	651,652

Long-term debt	325,000	360,000
Unrecognized tax benefits	9,166	9,975
Other liabilities	41,963	38,615

Total long-term liabilities	376,129	408,590

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,597,110 and 62,439,795 shares, respectively	6,260	6,244
Additional paid-in capital	230,571	224,496
Retained earnings	1,474,804	1,365,981
Less treasury shares of 10,011,069 and 9,957,180, respectively, at cost	(336,071)	(331,499)

Total stockholders’ equity	1,375,564	1,265,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,432,425	$2,325,464

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net sales	$1,588,525	$975,071	$3,297,056	$2,005,422
Cost of products sold	1,376,823	826,249	2,848,602	1,704,384

Gross profit	211,702	148,822	448,454	301,038
Selling, general and administrative expenses	96,969	67,366	199,279	135,820
Amortization of intangible assets	15,279	5,854	33,494	11,882
Impairment charges	—	9,113	—	9,113
Interest income	177	105	330	243
Interest expense	2,486	168	5,046	342
Other income (expense), net	1,220	(538)	3,200	(545)

Income from continuing operations before income taxes	98,365	65,888	214,165	143,579
Income taxes	33,583	20,641	70,638	47,596

Net income from continuing operations	64,782	45,247	143,527	95,983
Loss from discontinued operations, net of income taxes	—	(579)	—	(818)

Net income and comprehensive income	$64,782	$44,668	$143,527	$95,165

Weighted-average common shares outstanding:
Basic	52,582,134	52,474,801	52,543,050	52,442,373
Diluted	52,740,959	52,561,122	52,723,450	52,553,341

Earnings per common share from continuing operations:
Basic	$1.23	$0.86	$2.73	$1.83
Diluted	$1.23	$0.86	$2.72	$1.83

Earnings per common share:
Basic	$1.23	$0.85	$2.73	$1.81
Diluted	$1.23	$0.85	$2.72	$1.81

Regular dividend declared and paid per common share	$0.33	$0.30	$0.66	$0.60

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

	Six Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net income	$143,527	$95,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,911	10,958
Amortization of intangible assets	33,494	11,882
Amortization of debt issuance costs	785	—
Impairment charges	—	9,113
Deferred income tax benefit	(4,291)	(1,261)
(Gain) loss on disposition of property, plant and equipment	(2,262)	47
Stock-based compensation expense	5,892	4,679
Excess tax benefits from stock-based awards	—	(291)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(96,712)	(62,347)
Inventories	(73,729)	(28,430)
Prepaid income taxes, expenses and other	(8,455)	(8,083)
Accounts payable	28,591	18,922
Accrued liabilities	6,353	1,231
Other liabilities	2,712	281

Net cash provided by operating activities	52,816	51,866

Cash flows from investing activities:
Purchases of property, plant and equipment	(50,924)	(24,539)
Proceeds from dispositions of property, plant and equipment	4,554	47
Proceeds from notes receivable	—	8,367
Acquisitions	(5,039)	—
Other	(2,213)	—

Net cash used in investing activities	(53,622)	(16,125)

Cash flows from financing activities:
Principal payments on revolving credit facility	(35,000)	—
Regular cash dividends paid	(34,704)	(31,485)
Principal payments on capital lease obligations	(165)	(170)
Excess tax benefits from stock-based awards	—	291
Payments related to vesting of stock-based awards	(4,572)	(2,484)

Net cash used in financing activities	(74,441)	(33,848)

Net increase (decrease) in cash and cash equivalents	(75,247)	1,893
Cash and cash equivalents, beginning of period	209,902	183,478

Cash and cash equivalents, end of period	$134,655	$185,371

Supplemental cash flow information:
Income taxes paid	$97,180	$63,301
Interest paid	$4,466	$342

Non-cash transactions:
Capital expenditures in accounts payable	$2,904	$585

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

The July 31, 2016 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the six months ended January 31, 2017 would not necessarily be indicative of the results for a full fiscal year.

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

Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The standard is effective for the Company in its fiscal year 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”) “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted and the Company adopted the provisions of ASU 2016-09 as of August 1, 2016. Applicable provisions of the standard have been adopted prospectively as allowed under the standard. The provisions related to income taxes resulted in a tax benefit of $0 and $1,843 for the three and six months ended January 31, 2017, respectively. The Company did not change its policy related to forfeitures, which is estimated based on historical forfeiture rates over the vesting period of employee awards. Provisions related to the statement of cash flows have been adopted prospectively and result in the recognition of the excess tax benefits from share-based awards being reflected in cash provided by operating activities.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16”) “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments,” to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-16 on August 1, 2016 and there was no impact upon adoption of this standard.

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

The following unaudited pro forma information represents Thor’s results of operations for the periods presented as if the fiscal 2016 acquisition of Jayco had occurred at the beginning of fiscal 2015. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of Thor.

	Three Months Ended January 31, 2016	Six Months Ended January 31, 2016
Net sales	$1,370,192	$2,796,756
Net income	$50,569	$105,490
Basic earnings per common share	$0.96	$2.01
Diluted earnings per common share	$0.96	$2.01

3.	Business Segments

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

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales:	2017	2016	2017	2016
Recreational vehicles:
Towables	$1,082,249	$698,318	$2,293,122	$1,442,997
Motorized	474,972	242,867	936,426	493,966

Total recreational vehicles	1,557,221	941,185	3,229,548	1,936,963
Other	53,891	48,011	112,887	98,393
Intercompany eliminations	(22,587)	(14,125)	(45,379)	(29,934)

Total	$1,588,525	$975,071	$3,297,056	$2,005,422

	Three Months Ended January 31,		Six Months Ended January 31,
Income (loss) from continuing operations before income taxes:	2017	2016	2017	2016
Recreational vehicles:
Towables	$78,000	$53,069	$172,173	$116,293
Motorized	28,488	20,519	57,411	42,172

Total recreational vehicles	106,488	73,588	229,584	158,465
Other, net	5,696	3,010	12,074	5,666
Corporate	(13,819)	(10,710)	(27,493)	(20,552)

Total	$98,365	$65,888	$214,165	$143,579

Total assets:			January 31, 2017	July 31, 2016
Recreational vehicles:
Towables			$1,514,312	$1,425,168
Motorized			526,977	476,973

Total recreational vehicles			2,041,289	1,902,141
Other, net			151,852	156,822
Corporate			239,284	266,501

Total			$2,432,425	$2,325,464

	Three Months Ended January 31,		Six Months Ended January 31,
Depreciation and intangible amortization expense:	2017	2016	2017	2016
Recreational vehicles
Towables	$18,238	$7,398	$39,164	$14,854
Motorized	2,246	647	4,589	1,290

Total recreational vehicles	20,484	8,045	43,753	16,144
Other	3,012	3,073	6,016	6,129
Corporate	314	289	636	567

Total	$23,810	$11,407	$50,405	$22,840

	Three Months Ended January 31,		Six Months Ended January 31,
Capital acquisitions:	2017	2016	2017	2016
Recreational vehicles
Towables	$15,453	$5,482	$36,318	$18,288
Motorized	6,889	1,323	12,045	2,316

Total recreational vehicles	22,342	6,805	48,363	20,604
Other	314	1,406	610	2,179
Corporate	1,141	459	1,317	801

Total	$23,797	$8,670	$50,290	$23,584

4.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute the basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Weighted-average common shares outstanding for basic earnings per common share	52,582,134	52,474,801	52,543,050	52,442,373
Unvested restricted stock and restricted stock units	158,825	86,321	180,400	110,968

Weighted-average common shares outstanding for diluted earnings per common share	52,740,959	52,561,122	52,723,450	52,553,341

At January 31, 2017 and 2016, the Company had 27,742 and 30,716, respectively, of unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

5.	Inventories

Major classifications of inventories are as follows:

	January 31, 2017	July 31, 2016
Finished goods – RV	$51,610	$39,943
Finished goods – other	24,535	20,141
Work in process	128,501	97,872
Raw materials	200,508	173,362
Chassis	102,979	102,686

Total	508,133	434,004
Excess of FIFO costs over LIFO costs	(30,535)	(30,135)

Total inventories, net	$477,598	$403,869

Of the $508,133 and $434,004 of inventories at January 31, 2017 and July 31, 2016, $299,754 and $219,050, respectively, was valued on the last-in, first-out (LIFO) basis, and $208,379 and $214,954, respectively, was valued on the first-in, first-out (FIFO) method.

6.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	January 31, 2017	July 31, 2016
Land	$47,482	$46,422
Buildings and improvements	328,705	300,902
Machinery and equipment	149,553	133,112

Total cost	525,740	480,436
Less accumulated depreciation	(150,386)	(136,169)

Property, plant and equipment, net	$375,354	$344,267

Property, plant and equipment at both January 31, 2017 and July 31, 2016 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $952 and $680 at January 31, 2017 and July 31, 2016, respectively.

7.	Intangible Assets and Goodwill

The components of amortizable intangible assets, net, are as follows:

	Weighted-Average Remaining
		January 31, 2017		July 31, 2016
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	January 31, 2017		Amortization		Amortization
Dealer networks/customer relationships	16	$404,960	$75,890	$404,960	$55,191
Trademarks	19	148,117	14,305	148,117	10,539
Design technology and other intangibles	8	19,300	8,487	22,400	10,870
Non-compete agreements	2	450	248	450	203
Backlog	—	—	—	12,400	4,133

Total amortizable intangible assets		$572,827	$98,930	$588,327	$80,936

The dealer networks and customer relationships are being amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis. The backlog at July 31, 2016 related to the Jayco acquisition, and the remaining unamortized backlog of $8,267 at that date was fully amortized in the three-month period ended October 31, 2016 and therefore removed from this schedule for the current fiscal year.

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2017	$63,925
For the fiscal year ending July 31, 2018	54,463
For the fiscal year ending July 31, 2019	50,367
For the fiscal year ending July 31, 2020	46,480
For the fiscal year ending July 31, 2021	43,131
For the fiscal year ending July 31, 2022 and thereafter	249,025

$507,391

Of the recorded goodwill of $377,693 at both January 31, 2017 and July 31, 2016, $334,822 resides in the towable recreational vehicle segment and $42,871 resides in the other non-reportable segment.

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

As of the second quarter of fiscal 2016, the Company determined that sufficient evidence existed to warrant an interim goodwill impairment analysis for one of its reporting units. As a result of this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $9,113 related to this reporting unit within the towables reportable segment. For the purpose of this goodwill test, the fair value of the reporting unit was determined by employing a discounted cash flow model, which utilized Level 3 inputs as defined by ASC 820. The $9,113 charge represented the full impairment of the goodwill related to this reporting unit.

8.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 18% and 21% of the Company’s continuing consolidated net sales for the six-month periods ended January 31, 2017 and January 31, 2016, respectively. This dealer also accounted for 21% of the Company’s consolidated trade accounts receivable at January 31, 2017 and 18% at July 31, 2016. The loss of this dealer could have a significant effect on the Company’s business.

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

The financial assets that were accounted for at fair value on a recurring basis at January 31, 2017 and July 31, 2016, all using Level 1 inputs, are as follows:

	January 31, 2017	July 31, 2016
Cash equivalents	$100,975	$143,282
Deferred compensation plan assets	$21,212	$15,529

Deferred compensation plan assets represent investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Deferred compensation plan asset balances are recorded as components of Other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of Other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in Other income (expense), net and Selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Beginning balance	$208,988	$107,847	$201,840	$108,206
Provision	44,149	25,283	96,096	51,516
Payments	(43,964)	(26,870)	(88,763)	(53,462)

Ending balance	$209,173	$106,260	$209,173	$106,260

11.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. The agreement provides for a $500,000 asset-based revolving credit facility and a $100,000 expansion option, subject to certain conditions. Borrowings outstanding on this facility totaled $325,000 at January 31, 2017 and $360,000 at July 31, 2016, and are subject to a variable pricing structure which can result in increases or decreases to the borrowing spread. Depending on the Company’s borrowing availability as a percentage of the revolving credit commitment, pricing spreads can range from 1.25% to 1.75% in the case of loans bearing interest at LIBOR, and from 0.25% to 0.75% for loans bearing interest at the base rate. As of January 31, 2017, the borrowing spread on the LIBOR-based borrowings of $320,000 was 1.50%, resulting in a total rate of approximately 2.27%, and the spread on the base loans of $5,000 was 0.5%, resulting in a total rate of 4.25%. In addition, a 0.25% annual fee is payable quarterly on the unused portion of the credit line under the revolver. As of January 31, 2017, the available and unused credit line under the revolver was $137,561. The revolving credit facility, which is secured by substantially all of the Company’s tangible and intangible assets excluding real property, contains customary limits and restrictions concerning investments, sales of assets, liens on assets, stock repurchases and dividend and other payments depending on adjusted excess cash availability as defined in the agreement and summarized below. The terms of the facility permit prepayment without penalty at any time, subject to customary breakage costs relative to the LIBOR-based loans.

Borrowing availability under the credit agreement is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to the Company’s eligible trade accounts receivable and eligible inventories plus a defined amount related to certain machinery and equipment. The credit agreement has no financial covenant restrictions for borrowings as long as the Company has adjusted excess availability under the facility that exceeds 10% of the lesser of the line commitment or the borrowing base total, with a floor of $40,000. Adjusted excess availability consists of the calculated borrowing base availability plus eligible cash on deposit as specified in the facility agreement. If the adjusted excess availability is less than the stipulated amount, then the Company must comply with one financial covenant, a trailing twelve-month minimum fixed charge coverage ratio of 1:1. The Company was in compliance with its financial covenant in place at January 31, 2017. As of January 31, 2017, the Company had adjusted excess availability for covenant purposes of $238,536.

For the three months ended January 31, 2017, the total LIBOR and base rate interest expense on the facility was $1,826 and the weighted-average interest rate on borrowings from the facility was 2.23%. For the six months ended January 31, 2017, the total LIBOR and base rate interest expense on the facility was $3,704 and the weighted-average interest rate on borrowings from the facility was 2.19%. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees are being amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are recorded in interest expense, of $392 and $785 for the three and six months ended January 31, 2017, respectively, and the unamortized balance of these facility fees was $6,934 at January 31, 2017 and is included in Other long-term assets in the Condensed Consolidated Balance Sheet.

The carrying value of the Company’s long-term debt at January 31, 2017 approximates fair value as the entire balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820.

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2017 was 34.1% compared with 31.3% for the three months ended January 31, 2016. The effective income tax rate for the fiscal 2016 three-month period was favorably impacted by the retroactive reinstatements of the federal research and development credit and other credits that were enacted on December 18, 2015.

The overall effective income tax rate for the six months ended January 31, 2017 was 33.0% compared with 33.1% for the six months ended January 31, 2016. The effective income tax rate for the fiscal 2017 six-month period includes a benefit of $1,843 related to the adoption of ASU 2016-09 as discussed in Note 1 to the Condensed Consolidated Financial Statements. The effective income tax rate for the fiscal 2016 six-month period was favorably impacted by the retroactive reinstatements of the federal research and development credit and other credits that were enacted on December 18, 2015.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. For the six months ended January 31, 2017, the Company released $1,156 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2016 related to the effective settlement of various uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $750. The Company accrued $191 in interest and penalties related to the remaining uncertain tax positions recorded at July 31, 2016. For the three months ended January 31, 2017, the Company released $264 of gross uncertain tax positions and related interest and penalties recorded at July 31, 2016 related to the effective settlement of various uncertain tax positions and statute of limitation expirations, which resulted in a net income tax benefit of $170 and accrued $95 in interest and penalties.

The Company anticipates a decrease of approximately $5,448 in unrecognized tax benefits, and $905 in accrued interest related to unrecognized tax benefits recorded as of January 31, 2017, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2013, 2014 and 2015 remain open for federal income tax purposes and fiscal years 2012, 2013, 2014 and 2015 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently being audited by the IRS for tax year end July 31, 2014. The company is also under exam by various state authorities for fiscal years ended July 31, 2012 through 2015. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Federal and State income tax returns in its liability for unrecognized tax benefits. During the three months ended January 31, 2017, the Company finalized its California audit for fiscal years 2013 and 2014. There were no tax assessments related to the completion of the California audit. During the three months ended January 31, 2017, the Company reached a preliminary agreement to settle the audit with the state of Indiana for tax years ended July 31, 2008, 2009 and 2010, and the impact of the agreement was not significant.

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of January 31, 2017 and July 31, 2016 were $2,378,641 and $1,898,307, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $7,120 and $6,068 as of January 31, 2017 and July 31, 2016, respectively, which are included in Other current liabilities on the Condensed Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Cost of units repurchased	$1,306	$189	$2,858	$1,008
Realization of units resold	1,118	189	2,662	876

Losses due to repurchase	$188	$—	$196	$132

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

Stock-Based Compensation

During fiscal 2013, the Compensation and Development Committee of the Board (the “Committee”) approved a program to award restricted stock units (the “RSU program”) to certain employees at the operating subsidiary and corporate levels. In December 2016, the stockholders of the Company approved a new equity compensation plan that allows the RSU program to continue in subsequent years on similar terms, but includes a double-trigger change in control provision. The double-trigger provision, which is applicable to awards granted in fiscal 2017 and subsequent years, stipulates that immediate vesting of an outstanding grant would occur only upon the occurrence of both a change in control, as defined by the plan, and a corresponding change in employment status.

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

Total expense recognized in the three-month periods ended January 31, 2017 and January 31, 2016 for these restricted stock unit awards and other stock-based compensation was $3,154 and $2,400, respectively. Total expense recognized in the six-month periods ended January 31, 2017 and January 31, 2016 for these restricted stock unit awards and other stock-based compensation was $5,892 and $4,679, respectively.

For the restricted stock units that vested during the six-month periods ended January 31, 2017 and January 31, 2016, a portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the six months ended January 31, 2017 and January 31, 2016 totaled $4,572 and $2,484, respectively.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2016	$1,365,981
Net income	143,527
Dividends declared and paid	(34,704)

Balance as of January 31, 2017	$1,474,804

The dividends declared and paid total of $34,704 represents the regular quarterly dividend of $0.33 per share for each of the first two quarters of fiscal 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor Industries, Inc., and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, raw material or chassis supply restrictions, legislative, regulatory and tax policy developments, the impact of rising interest rates on our operating results, the costs of compliance with increased governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential impact of rising interest rates on the general economy, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A of our Annual Report on Form 10-K for the year ended July 31, 2016.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be one of the largest manufacturers of RVs in North America. According to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2016, Thor’s combined U.S. and Canadian market share, excluding Jayco, was approximately 35.9% for travel trailers and fifth wheels and approximately 27.1% for motorhomes. For the calendar year ended December 31, 2016, Jayco’s combined U.S. and Canadian market share, which includes results prior to its acquisition by Thor, was 14.3% for travel trailers and fifth wheels and approximately 9.3% for motorhomes. For the three months ended December 31, 2016, Thor’s combined U.S. and Canadian market share, including Jayco, was approximately 49.2% for travel trailers and fifth wheels and approximately 37.3% for motorhomes.

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

Our growth has been achieved both organically and by acquisition. Our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making acquisitions.

We have historically relied on internally generated cash flows from operations to finance substantially all of our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 11 to the Condensed Consolidated Financial Statements. Capital expenditures of $50,924 for the six months ended January 31, 2017 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

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

We believe our dealer inventory levels are appropriate for seasonal consumer demand. RV dealer inventory of Thor products as of January 31, 2017 increased 59.0% to approximately 124,000 units from approximately 78,000 units as of January 31, 2016. The acquisition of Jayco accounted for 36,200 of the 46,000 unit increase and 46.4% of the 59.0% percentage increase.

Thor’s RV backlog as of January 31, 2017 increased $985,097, or 89.1%, to $2,090,344 from $1,105,247 as of January 31, 2016, with Jayco’s backlog accounting for $552,988 and 50.0% of these increases, respectively.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			%
	2016	2015	Increase	Change
Towable Units	375,950	326,936	49,014	15.0
Motorized Units	54,741	47,310	7,431	15.7

Total	430,691	374,246	56,445	15.1

According to the most recent RVIA forecast in March 2017, shipments for towable and motorized units for the 2017 calendar year will approximate 388,000 and 57,700 units, respectively, which are 3.2% and 5.4% higher, respectively, than the corresponding 2016 calendar year wholesale shipments noted above. Travel trailers and fifth wheels are expected to account for approximately 84% of all RV shipments in calendar year 2017. The outlook for calendar year 2017 growth in RV sales is based on the expectation of continued gains in jobs and wages as well as modest increases in inflation, interest rates and energy prices.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			%
	2016	2015	Increase	Change
Towable Units	363,108	330,388	32,720	9.9
Motorized Units	50,161	45,032	5,129	11.4

Total	413,269	375,420	37,849	10.1

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar years ended December 31, 2016 and 2015 to correspond to the industry periods denoted above, were as follows (includes Jayco results only from the date of acquisition forward):

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			%
	2016	2015	Increase	Change
Towable Units	164,015	119,034	44,981	37.8
Motorized Units	17,827	11,689	6,138	52.5

Total	181,842	130,723	51,119	39.1

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2016 and 2015 to correspond to the industry periods denoted above (and adjusted to include Jayco’s results only from the date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			%
	2016	2015	Increase	Change
Towable Units	150,068	117,498	32,570	27.7
Motorized Units	15,972	11,055	4,917	44.5

Total	166,040	128,553	37,487	29.2

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the pace of recovery in the housing market, changes in tax rates and changes in fuel prices. With continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see incremental improvements in RV sales.

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

As the first generation of the internet age, Millennials are generally more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation. This generation is camping more as they view camping as an opportunity to spend time with family and friends as well as a way to reduce stress, escape the pressures of everyday life, be more active and lead a healthier lifestyle. In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse customer base. In our efforts to connect with RV consumers of all generations, during the first quarter of fiscal 2017 we launched a new consumer-facing website designed to inspire consumers to explore the RV lifestyle. The new website includes video and interactive features to help consumers determine the type of RV which may suit their specific camping needs, while providing video footage that can be utilized by dealers to market our products. We will continue to evaluate additional marketing opportunities to younger and more diverse consumers over the coming year.

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

Three Months Ended January 31, 2017 vs. Three Months Ended January 31, 2016

	Three Months Ended January 31, 2017		Three Months Ended January 31, 2016		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$1,082,249		$698,318		$383,931	55.0
Motorized	474,972		242,867		232,105	95.6

Total recreational vehicles	1,557,221		941,185		616,036	65.5
Other	53,891		48,011		5,880	12.2
Intercompany eliminations	(22,587)		(14,125)		(8,462)	(59.9)

Total	$1,588,525		$975,071		$613,454	62.9

# OF UNITS:
Recreational vehicles
Towables	45,754		26,544		19,210	72.4
Motorized	5,831		3,014		2,817	93.5

Total	51,585		29,558		22,027	74.5

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$151,767	14.0	$108,615	15.6	$43,152	39.7
Motorized	50,288	10.6	33,350	13.7	16,938	50.8

Total recreational vehicles	202,055	13.0	141,965	15.1	60,090	42.3
Other, net	9,647	17.9	6,857	14.3	2,790	40.7

Total	$211,702	13.3	$148,822	15.3	$62,880	42.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$61,155	5.7	$42,356	6.1	$18,799	44.4
Motorized	20,868	4.4	12,823	5.3	8,045	62.7

Total recreational vehicles	82,023	5.3	55,179	5.9	26,844	48.6
Other	2,272	4.2	2,026	4.2	246	12.1
Corporate	12,674	—	10,161	—	2,513	24.7

Total	$96,969	6.1	$67,366	6.9	$29,603	43.9

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$78,000	7.2	$53,069	7.6	$24,931	47.0
Motorized	28,488	6.0	20,519	8.4	7,969	38.8

Total recreational vehicles	106,488	6.8	73,588	7.8	32,900	44.7
Other, net	5,696	10.6	3,010	6.3	2,686	89.2
Corporate	(13,819)	—	(10,710)	—	(3,109)	(29.0)

Total	$98,365	6.2	$65,888	6.8	$32,477	49.3

ORDER BACKLOG:	As of January 31, 2017	As of January 31, 2016	Change Amount	% Change
Recreational vehicles
Towables	$1,323,451	$708,408	$615,043	86.8
Motorized	766,893	396,839	370,054	93.3

Total	$2,090,344	$1,105,247	$985,097	89.1

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2017 increased $613,454 or 62.9%, compared to the three months ended January 31, 2016. The addition of Jayco accounted for $431,276 of the $613,454 increase and 44.2% of the 62.9% increase in consolidated net sales. Consolidated gross profit for the three months ended January 31, 2017 increased $62,880, or 42.3%, compared to the three months ended January 31, 2016, with Jayco accounting for $38,076 of the $62,880 increase and 25.6% of the 42.3% increase. Consolidated gross profit was 13.3% of consolidated net sales for the three months ended January 31, 2017 and 15.3% for the three months ended January 31, 2016, with the decrease in gross profit percentage due to the impact of Jayco’s gross profit percentage of 8.8%.

Selling, general and administrative expenses for the three months ended January 31, 2017 increased $29,603 or 43.9% compared to the three months ended January 31, 2016. Amortization of intangible assets expense for the three months ended January 31, 2017 increased $9,425 compared to the three months ended January 31, 2016, primarily due to Jayco’s total amortization expense of $10,007. Income from continuing operations before income taxes for the three months ended January 31, 2017 was $98,365, as compared to $65,888 for the three months ended January 31, 2016, an increase of $32,477 or 49.3%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $2,513 to $12,674 for the three months ended January 31, 2017 compared to $10,161 for the three months ended January 31, 2016. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $679 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $754. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $1,639, which relates to the equal and offsetting increase in other income noted below due to the market value change in the related deferred compensation plan assets. In addition, costs related to our vehicle repurchase commitments increased $550, primarily due to increased dealer inventory levels. These increases were partially offset by a decrease of $1,238 in costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate.

Corporate interest and other income and expense was $1,145 of net expense for the three months ended January 31, 2017 compared to $549 of net expense for the three months ended January 31, 2016. This increase in net expense of $596 is primarily due to interest expense and fees related to the revolving credit facility of $2,325 in the current-year period, as there were no such charges in the prior-year period, partially offset by the market value of the Company’s deferred compensation plan assets appreciating $1,041 in the current-year period as compared to depreciating $598 in the prior-year period, an increase in income of $1,639.

The overall effective income tax rate for the three months ended January 31, 2017 was 34.1% compared with 31.3% for the three months ended January 31, 2016. The effective income tax rate for the fiscal 2016 three-month period was favorably impacted by the retroactive reinstatements of the federal research and development credit and other credits that were enacted on December 18, 2015.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2017 vs. the three months ended January 31, 2016:

	Three Months Ended January 31, 2017	% of Segment Net Sales	Three Months Ended January 31, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$653,524	60.4	$378,245	54.2	$275,279	72.8
Fifth Wheels	428,725	39.6	320,073	45.8	108,652	33.9

Total Towables	$1,082,249	100.0	$698,318	100.0	$383,931	55.0

	Three Months Ended January 31, 2017	% of Segment Shipments	Three Months Ended January 31, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	35,730	78.1	19,257	72.5	16,473	85.5
Fifth Wheels	10,024	21.9	7,287	27.5	2,737	37.6

Total Towables	45,754	100.0	26,544	100.0	19,210	72.4

Impact of Change in Mix and Price on Net Sales:	% Decrease
Towables
Travel Trailers and Other	(12.7)
Fifth Wheels	(3.7)
Total Towables	(17.4)

The increase in total towables net sales of 55.0% compared to the prior-year period resulted from a 72.4% increase in unit shipments and a 17.4% decrease in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 42.1% of the 55.0% increase in total towable net sales and for $294,102 of the $383,931 increase. Jayco also accounted for 53.4% of the 72.4% increase in total towable unit shipments and for 14,185 of the 19,210 unit increase. The 17.4% decrease in the overall towables net price per unit is greater than the percentage decreases within the travel trailer and fifth wheel product lines due to a higher concentration of more moderately priced travel trailers and other units, as compared to fifth wheels, in the current-year quarter as compared to the prior-year quarter. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended January 31, 2017 was 17.9% compared to the same period last year according to statistics published by RVIA.

The decreases in the overall net price per unit within the travel trailer and other product lines of 12.7% and the fifth wheel product lines of 3.7% were both primarily due to a change in product mix attributable to the acquisition of Jayco and market-driven changes in product mix toward generally smaller and lower-priced units.

Cost of products sold increased $340,779 to $930,482 or 86.0% of towables net sales, for the three months ended January 31, 2017 compared to $589,703, or 84.4% of towables net sales, for the three months ended January 31, 2016. The change in material, labor, freight-out and warranty comprised $315,075 of the $340,779 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of towables net sales increased to 79.4% for the three months ended January 31, 2017 compared to 77.9% for the three months ended January 31, 2016. This increase in percentage was primarily the result of increases in both the material and freight-out percentages to sales, which are primarily attributable to the acquisition of Jayco. Total manufacturing overhead increased $25,704 with the increase in sales, and increased slightly as a percentage of towables net sales from 6.5% to 6.6%.

Towables gross profit increased $43,152 to $151,767, or 14.0% of towables net sales, for the three months ended January 31, 2017 compared to $108,615, or 15.6% of towables net sales, for the three months ended January 31, 2016. The increase in gross profit is primarily due to the 72.4% increase in unit sales volume noted above, while the decrease in gross profit percentage is primarily due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $61,155, or 5.7% of towables net sales, for the three months ended January 31, 2017 compared to $42,356, or 6.1% of towables net sales, for the three months ended January 31, 2016. The primary reason for the $18,799 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $12,391. These costs, however, decreased as a percentage of towables net sales by 0.4% compared to the prior-year period, primarily attributable to the impact of the Jayco acquisition. Sales-related travel, advertising and promotional costs also increased $2,788 in correlation with the sales increase, and legal, professional and related settlement costs increased $1,331.

Towables income before income taxes was $78,000 or 7.2% of towables net sales, for the three months ended January 31, 2017 compared to $53,069, or 7.6% of towables net sales, for the three months ended January 31, 2016. The primary reason for this decrease in percentage was the impact of the increase in the cost of products sold percentage as noted above. In addition, amortization costs as a percentage of towables net sales also increased due to the addition of $9,075 in amortization costs as a result of the Jayco acquisition. These increases in cost percentages were partially offset by the one-time goodwill impairment charge of $9,113 included in the results for the three months ended January 31, 2016 as discussed in Note 8 to the Condensed Consolidated Financial Statements.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2017 vs. the three months ended January 31, 2016:

	Three Months Ended January 31, 2017	% of Segment Net Sales	Three Months Ended January 31, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$223,818	47.1	$138,664	57.1	$85,154	61.4
Class C	233,197	49.1	82,257	33.9	150,940	183.5
Class B	17,957	3.8	21,946	9.0	(3,989)	(18.2)

Total Motorized	$474,972	100.0	$242,867	100.0	$232,105	95.6

	Three Months Ended January 31, 2017	% of Segment Shipments	Three Months Ended January 31, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,059	35.3	1,476	49.0	583	39.5
Class C	3,631	62.3	1,357	45.0	2,274	167.6
Class B	141	2.4	181	6.0	(40)	(22.1)

Total Motorized	5,831	100.0	3,014	100.0	2,817	93.5

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	21.9
Class C	15.9
Class B	3.9
Total Motorized	2.1

The increase in total motorized net sales of 95.6% compared to the prior-year period resulted from a 93.5% increase in unit shipments and a 2.1% increase in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 56.5% of the 95.6% increase in total motorized net sales and for $137,174 of the $232,105 increase. Jayco also accounted for 47.8% of the 93.5% increase in total motorized unit shipments and for 1,440 of the 2,817 unit increase. The modest 2.1% increase in the overall motorized net price per unit, in spite of much larger percentage increases within the Class A and Class C product lines, is primarily due to a higher concentration of the more moderately priced Class C units, as compared to Class A units, in the current-year quarter as compared to the prior-year quarter. The overall industry increase in wholesale unit shipments of motorhomes for the three months ended January 31, 2017 was 16.9% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 21.9% was primarily due to a higher concentration of sales of larger and generally more expensive diesel units compared to the more moderately priced gas units in the current-year quarter compared to the prior-year quarter. This increase was primarily due to the change in product mix attributable to the acquisition of Jayco’s high-end Class A diesel products. The increase in the overall net price per unit within the Class C product line of 15.9% is primarily due to a higher concentration of sales of the generally more expensive high-end Class C diesel units in the current period compared to a year ago, also due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 3.9% is primarily due to changes in product mix.

Cost of products sold increased $215,167 to $424,684, or 89.4% of motorized net sales, for the three months ended January 31, 2017 compared to $209,517, or 86.3% of motorized net sales, for the three months ended January 31, 2016. The change in material, labor, freight-out and warranty comprised $204,665 of the $215,167 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 85.0% for the three months ended January 31, 2017 as compared to 82.0% for the prior year period. This increase in percentage was primarily due to an increase in the material cost percentage to sales due to changes in product mix, which is primarily attributable to the acquisition of Jayco. There was also an increase in the warranty cost percentage primarily due to the acquisition of Jayco, and a modest increase in labor costs associated with increasing employment levels and the current competitive RV labor market. Total manufacturing overhead increased $10,502 with the volume increase, and increased slightly as a percentage of motorized net sales from 4.3% to 4.4%, due to increased employee payroll taxes and benefit costs.

Motorized gross profit increased $16,938 to $50,288, or 10.6% of motorized net sales, for the three months ended January 31, 2017 compared to $33,350, or 13.7% of motorized net sales, for the three months ended January 31, 2016. The $16,938 increase in gross profit was due primarily to the 93.5% increase in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $20,868, or 4.4% of motorized net sales, for the three months ended January 31, 2017 compared to $12,823, or 5.3% of motorized net sales, for the three months ended January 31, 2016. The primary reason for the $8,045 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,692. These costs, however, decreased as a percentage of motorized net sales by 0.8% compared to the prior-year period, partially attributable to the impact of the Jayco acquisition. Sales related travel, advertising and promotional costs also increased $1,295 in correlation with the sales increase.

Motorized income before income taxes was $28,488, or 6.0% of motorized net sales, for the three months ended January 31, 2017 compared to $20,519, or 8.4% of motorized net sales, for the three months ended January 31, 2016. The primary reasons for this decrease in percentage were the impact of the increase in the cost of products sold percentage noted above and an increase in amortization costs as a percentage of motorized net sales due to the addition of $932 in amortization costs as a result of the Jayco acquisition.

Six Months Ended January 31, 2017 vs. Six Months Ended January 31, 2016

	Six Months Ended January 31, 2017		Six Months Ended January 31, 2016		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$2,293,122		$1,442,997		$850,125	58.9
Motorized	936,426		493,966		442,460	89.6

Total recreational vehicles	3,229,548		1,936,963		1,292,585	66.7
Other	112,887		98,393		14,494	14.7
Intercompany eliminations	(45,379)		(29,934)		(15,445)	(51.6)

Total	$3,297,056		$2,005,422		$1,291,634	64.4

# OF UNITS:
Recreational vehicles
Towables	96,928		55,477		41,451	74.7
Motorized	11,250		6,083		5,167	84.9

Total	108,178		61,560		46,618	75.7

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$326,745	14.2	$219,380	15.2	$107,365	48.9
Motorized	101,725	10.9	68,712	13.9	33,013	48.0

Total recreational vehicles	428,470	13.3	288,092	14.9	140,378	48.7
Other, net	19,984	17.7	12,946	13.2	7,038	54.4

Total	$448,454	13.6	$301,038	15.0	$147,416	49.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$128,743	5.6	$85,698	5.9	$43,045	50.2
Motorized	42,182	4.5	26,533	5.4	15,649	59.0

Total recreational vehicles	170,925	5.3	112,231	5.8	58,694	52.3
Other	4,592	4.1	3,628	3.7	964	26.6
Corporate	23,762	—	19,961	—	3,801	19.0

Total	$199,279	6.0	$135,820	6.8	$63,459	46.7

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$172,173	7.5	$116,293	8.1	$55,880	48.1
Motorized	57,411	6.1	42,172	8.5	15,239	36.1

Total recreational vehicles	229,584	7.1	158,465	8.2	71,119	44.9
Other, net	12,074	10.7	5,666	5.8	6,408	113.1
Corporate	(27,493)	—	(20,552)	—	(6,941)	(33.8)

Total	$214,165	6.5	$143,579	7.2	$70,586	49.2

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2017 increased $1,291,634 or 64.4%, compared to the six months ended January 31, 2016. The addition of Jayco accounted for $898,419 of the $1,291,634 increase and 44.8% of the 64.4% increase in consolidated net sales. Consolidated gross profit for the six months ended January 31, 2017 increased $147,416, or 49.0%, compared to the six months ended January 31, 2016, with Jayco accounting for $82,779 of the $147,416 increase and 27.5% of the 49.0% increase. Jayco’s gross profit for the six months ended January 31, 2017 was adversely affected by one-time purchase accounting charges related to inventory of $2,604, which primarily related to the motorized segment. Consolidated gross profit was 13.6% of consolidated net sales for the six months ended January 31, 2017 and 15.0% for the six months ended January 31, 2016, with the decrease in gross profit percentage due to the impact of Jayco’s gross profit percentage of 9.2%.

Selling, general and administrative expenses for the six months ended January 31, 2017 increased $63,459 or 46.7% compared to the six months ended January 31, 2016. Amortization of intangible assets expense for the six months ended January 31, 2017 increased $21,612 compared to the six months ended January 31, 2016, primarily due to Jayco’s total amortization expense of $22,892. Income from continuing operations before income taxes for the six months ended January 31, 2017 was $214,165, as compared to $143,579 for the six months ended January 31, 2016, an increase of $70,586 or 49.2%. The reasons for the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $3,801 to $23,762 for the six months ended January 31, 2017 compared to $19,961 for the six months ended January 31, 2016. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $1,673 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $1,213. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $1,575, which relates to the equal and offsetting increase in other income noted below due to the market value change in the related deferred compensation plan assets. These increases were partially offset by a decrease of $1,046 in legal, professional and marketing fees, primarily due to non-recurring fees in the prior-year period related to the development of long-term strategic growth initiatives.

Corporate interest and other income and expense was $3,731 of net expense for the six months ended January 31, 2017 compared to $591 of net expense for the six months ended January 31, 2016. This increase in net expense of $3,140 is primarily due to interest expense and fees related to the revolving credit facility of $4,723 in the current-year period, as there were no such charges in the prior-year period, partially offset by the market value of the Company’s deferred compensation plan assets appreciating $785 in the current-year period as compared to depreciating $790 in the prior-year period, an increase in income of $1,575.

The overall effective income tax rate for the six months ended January 31, 2017 was 33.0% compared with 33.1% for the six months ended January 31, 2016. The effective income tax rate for the fiscal 2017 six-month period includes a benefit of $1,843 related to the adoption of ASU 2016-09 as discussed in Note 1 to the Condensed Consolidated Financial Statements. The effective income tax rate for the fiscal 2016 six-month period was favorably impacted by the retroactive reinstatements of the federal research and development credit and other credits that were enacted on December 18, 2015.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2017 vs. the six months ended January 31, 2016:

	Six Months Ended January 31, 2017	% of Segment Net Sales	Six Months Ended January 31, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$1,376,873	60.0	$795,508	55.1	$581,365	73.1
Fifth Wheels	916,249	40.0	647,489	44.9	268,760	41.5

Total Towables	$2,293,122	100.0	$1,442,997	100.0	$850,125	58.9

	Six Months Ended January 31, 2017	% of Segment Shipments	Six Months Ended January 31, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	75,374	77.8	40,653	73.3	34,721	85.4
Fifth Wheels	21,554	22.2	14,824	26.7	6,730	45.4

Total Towables	96,928	100.0	55,477	100.0	41,451	74.7

Impact of Change in Mix and Price on Net Sales:	% Decrease
Towables
Travel Trailers and Other	(12.3)
Fifth Wheels	(3.9)
Total Towables	(15.8)

The increase in total towables net sales of 58.9% compared to the prior-year period resulted from a 74.7% increase in unit shipments and a 15.8% decrease in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 42.9% of the 58.9% increase in total towable net sales and for $618,402 of the $850,125 increase. Jayco also accounted for 53.9% of the 74.7% increase in total towable unit shipments and for 29,924 of the 41,451 unit increase. The 15.8% decrease in the overall towables net price per unit is greater than the percentage decreases within the travel trailer and fifth wheel product lines due to a higher concentration of more moderately priced travel trailers and other units, as compared to fifth wheels, in the current-year period as compared to the prior-year period. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the six months ended January 31, 2017 was 20.4% compared to the same period last year according to statistics published by RVIA.

The decreases in the overall net price per unit within the travel trailer and other product lines of 12.3% and the fifth wheel product lines of 3.9% were both primarily due to a change in product mix attributable to the acquisition of Jayco and market-driven changes in product mix toward generally smaller and lower-priced units.

Cost of products sold increased $742,760 to $1,966,377, or 85.8% of towables net sales, for the six months ended January 31, 2017 compared to $1,223,617, or 84.8% of towables net sales, for the six months ended January 31, 2016. The change in material, labor, freight-out and warranty comprised $692,343 of the $742,760 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of towables net sales increased to 79.7% for the six months ended January 31, 2017 compared to 78.6% for the six months ended January 31, 2016. This increase in percentage was primarily the result of increases in both warranty and freight-out percentages to sales, which are primarily attributable to the acquisition of Jayco. Total manufacturing overhead increased $50,417 with the increase in sales, but decreased slightly as a percentage of towables net sales from 6.2% to 6.1% as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $107,365 to $326,745, or 14.2% of towables net sales, for the six months ended January 31, 2017 compared to $219,380, or 15.2% of towables net sales, for the six months ended January 31, 2016. The increase in gross profit is primarily due to the 74.7% increase in unit sales volume noted above, while the decrease in gross profit percentage is primarily due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $128,743, or 5.6% of towables net sales, for the six months ended January 31, 2017 compared to $85,698, or 5.9% of towables net sales, for the six months ended January 31, 2016. The primary reason for the $43,045 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $29,468. These costs, however, decreased as a percentage of towables net sales by 0.3% compared to the prior-year period, primarily attributable to the impact of the Jayco acquisition. Sales-related travel, advertising and promotional costs also increased $6,901 in correlation with the sales increase.

Towables income before income taxes was $172,173, or 7.5% of towables net sales, for the six months ended January 31, 2017 compared to $116,293, or 8.1% of towables net sales, for the six months ended January 31, 2016. The primary reason for this decrease in percentage was the impact of the increase in the cost of products sold percentage as noted above. In addition, amortization costs as a percentage of towables net sales also increased due to the addition of $20,761 in amortization costs as a result of the Jayco acquisition. These increases in cost percentages were partially offset by the one-time goodwill impairment charge of $9,113 included in the results for the six months ended January 31, 2016 as discussed in Note 8 to the Condensed Consolidated Financial Statements.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2017 vs. the six months ended January 31, 2016:

	Six Months Ended January 31, 2017	% of Segment Net Sales	Six Months Ended January 31, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$463,932	49.5	$284,095	57.5	$179,837	63.3
Class C	433,092	46.3	164,684	33.3	268,408	163.0
Class B	39,402	4.2	45,187	9.2	(5,785)	(12.8)

Total Motorized	$936,426	100.0	$493,966	100.0	$442,460	89.6

	Six Months Ended January 31, 2017	% of Segment Shipments	Six Months Ended January 31, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	4,248	37.8	3,013	49.5	1,235	41.0
Class C	6,690	59.5	2,698	44.4	3,992	148.0
Class B	312	2.7	372	6.1	(60)	(16.1)

Total Motorized	11,250	100.0	6,083	100.0	5,167	84.9

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	22.3
Class C	15.0
Class B	3.3
Total Motorized	4.7

The increase in total motorized net sales of 89.6% compared to the prior-year period resulted from an 84.9% increase in unit shipments and a 4.7% increase in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 56.7% of the 89.6% increase in total motorized net sales and for $280,017 of the $442,460 increase. Jayco also accounted for 45.7% of the 84.9% increase in total motorized unit shipments and for 2,777 of the 5,167 unit increase. The 4.7% increase in the overall motorized net price per unit, in spite of much larger percentage increases within the Class A and Class C product lines, is primarily due to a higher concentration of the more moderately priced Class C units, as compared to Class A units, in the current-year period as compared to the prior-year period. The overall industry increase in wholesale unit shipments of motorhomes for the six months ended January 31, 2017 was 15.3% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 22.3% was primarily due to a higher concentration of sales of larger and generally more expensive diesel units compared to the more moderately priced gas units in the current-year period compared to the prior-year period. This increase was primarily due to the change in product mix attributable to the acquisition of Jayco’s high-end Class A diesel products. The increase in the overall net price per unit within the Class C product line of 15.0% is primarily due to a higher concentration of sales of the generally more expensive high-end Class C diesel units in the current period compared to a year ago, also due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 3.3% is primarily due to changes in product mix.

Cost of products sold increased $409,447 to $834,701, or 89.1% of motorized net sales, for the six months ended January 31, 2017 compared to $425,254, or 86.1% of motorized net sales, for the six months ended January 31, 2016. The change in material, labor, freight-out and warranty comprised $390,945 of the $409,447 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 84.9% for the six months ended January 31, 2017 as compared to 81.8% for the prior year period. This increase in percentage was primarily due to an increase in the material cost percentage to sales due to changes in product mix, which is primarily attributable to the acquisition of Jayco, and partially due to one-time purchase accounting charges related to Jayco. There was also an increase in labor costs associated with increasing employment levels and the current competitive RV labor market, and the warranty cost percentage also increased primarily due to the acquisition of Jayco. Total manufacturing overhead increased $18,502 with the volume increase, but decreased as a percentage of motorized net sales from 4.3% to 4.2%.

Motorized gross profit increased $33,013 to $101,725, or 10.9% of motorized net sales, for the six months ended January 31, 2017 compared to $68,712, or 13.9% of motorized net sales, for the six months ended January 31, 2016. The $33,013 increase in gross profit was due primarily to the 84.9% increase in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $42,182, or 4.5% of motorized net sales, for the six months ended January 31, 2017 compared to $26,533, or 5.4% of motorized net sales, for the six months ended January 31, 2016. The primary reason for the $15,649 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $11,121. These costs, however, decreased as a percentage of motorized net sales by 0.8% compared to the prior-year period, partially attributable to the impact of the Jayco acquisition. Sales related travel, advertising and promotional costs also increased $2,270 in correlation with the sales increase.

Motorized income before income taxes was $57,411, or 6.1% of motorized net sales, for the six months ended January 31, 2017 compared to $42,172, or 8.5% of motorized net sales, for the six months ended January 31, 2016. The primary reasons for this decrease in percentage were the impact of the increase in the cost of products sold percentage noted above and an increase in amortization costs as a percentage of motorized net sales due to the addition of $2,131 in amortization costs as a result of the Jayco acquisition.

Financial Condition and Liquidity

As of January 31, 2017, we had $134,655 in cash and cash equivalents compared to $209,902 on July 31, 2016. The components of this $75,247 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to cash provided by operations of $52,816 being more than offset by $50,924 paid for capital expenditures, $35,000 in principal payments on long-term debt and $34,704 paid for dividends.

Working capital at January 31, 2017 was $434,877 compared to $365,206 at July 31, 2016, with the increase primarily attributable to increases in accounts receivable and inventory in correlation with the increases in sales, backlog and production lines. Capital expenditures of $50,924 for the six months ended January 31, 2017 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

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

In regard to supporting and growing our business, we anticipate capital expenditures during the remainder of fiscal 2017 of approximately $80,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to the credit facility, applicable legal limitations and determination by the Board.

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2017 was $52,816 as compared to net cash provided by operating activities of $51,866 for the six months ended January 31, 2016.

For the six months ended January 31, 2017, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $194,056 of operating cash. The changes in working capital used $141,240 of operating cash during that period, primarily due to larger than usual seasonal increases in accounts receivable and inventory in correlation with the increases in sales, backlog and production lines. In addition, required income tax payments exceeded income tax provisions during the period.

For the six months ended January 31, 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $130,292 of operating cash. The changes in working capital used $78,426 of operating cash during that period, primarily due to a seasonal increase in accounts receivable and inventory in correlation with the increase in current sales, production levels and backlog, partially offset by an increase in accounts payable. In addition, required income tax payments exceeded income tax provisions during the period.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2017 was $53,622, primarily due to capital expenditures of $50,924 and a final purchase price adjustment payment of $5,039 related to the fiscal 2016 acquisition of Jayco, partially offset by proceeds received on the dispositions of property, plant and equipment of $4,554.

Net cash used in investing activities for the six months ended January 31, 2016 was $16,125, primarily due to capital expenditures of $24,539, partially offset by proceeds received on notes receivable of $8,367.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2017 was $74,441, primarily for principal payments on the revolving credit facility totaling $35,000 and regular quarterly cash dividend payments of $0.33 per share for each of the first two quarters of fiscal 2017 totaling $34,704.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of January 31, 2017), our results of operations and cash flows for the six months ended January 31, 2017 would not have been materially affected.

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

During the quarter ended January 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 6, 2017	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: March 6, 2017	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer