Form 10-Q
period 2017-04-30
THOR INDUSTRIES INC
filed 2017-06-05
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2017.

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

                                            Yes      ☑                                                                   No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                   No      ☑

As of May 31, 2017, 52,586,041 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$189,411	$209,902
Accounts receivable, trade, less allowance for doubtful accounts of $659 and $625, respectively	579,419	370,085
Accounts receivable, other, net	36,906	22,454
Inventories, net	459,668	403,869
Prepaid income taxes, expenses and other	5,961	10,548

Total current assets	1,271,365	1,016,858

Property, plant and equipment, net	394,818	344,267

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	458,681	507,391
Deferred income taxes, net	62,678	53,417
Other	34,841	25,838

Total other assets	933,893	964,339

TOTAL ASSETS	$2,600,076	$2,325,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,453	$263,774
Accrued liabilities:
Compensation and related items	96,315	81,159
Product warranties	214,918	201,840
Income and other taxes	34,816	25,531
Promotions and rebates	46,897	40,452
Product, property and related liabilities	15,507	15,969
Other	26,541	22,927

Total current liabilities	778,447	651,652

Long-term debt	295,000	360,000
Unrecognized tax benefits	8,988	9,975
Other liabilities	45,683	38,615

Total long-term liabilities	349,671	408,590

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,597,110 and 62,439,795 shares, respectively	6,260	6,244
Additional paid-in capital	233,055	224,496
Retained earnings	1,568,714	1,365,981
Less treasury shares of 10,011,069 and 9,957,180, respectively, at cost	(336,071)	(331,499)

Total stockholders’ equity	1,471,958	1,265,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,600,076	$2,325,464

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2017 AND 2016 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net sales	$2,015,224	$1,284,054	$5,312,280	$3,289,476
Cost of products sold	1,721,383	1,082,117	4,569,985	2,786,501

Gross profit	293,841	201,937	742,295	502,975
Selling, general and administrative expenses	111,122	80,833	310,401	216,653
Amortization of intangible assets	15,216	5,780	48,710	17,662
Impairment charges	—	—	—	9,113
Interest income	205	230	535	473
Interest expense	2,547	166	7,593	508
Other income, net	1,070	895	4,270	350

Income from continuing operations before income taxes	166,231	116,283	380,396	259,862
Income taxes	54,968	37,090	125,606	84,686

Net income from continuing operations	111,263	79,193	254,790	175,176
Loss from discontinued operations, net of income taxes	—	(611)	—	(1,429)

Net income and comprehensive income	$111,263	$78,582	$254,790	$173,747

Weighted-average common shares outstanding:
Basic	52,582,134	52,474,801	52,555,792	52,453,025
Diluted	52,773,106	52,601,673	52,739,716	52,569,294

Earnings per common share from continuing operations:
Basic	$2.12	$1.51	$4.85	$3.34
Diluted	$2.11	$1.51	$4.83	$3.33

Earnings per common share:
Basic	$2.12	$1.50	$4.85	$3.31
Diluted	$2.11	$1.49	$4.83	$3.31

Regular dividends declared and paid per common share	$0.33	$0.30	$0.99	$0.90

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net income	$254,790	$173,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,588	17,451
Amortization of intangible assets	48,710	17,662
Amortization of debt issuance costs	1,177	—
Impairment charges	—	9,113
Deferred income tax benefit	(9,261)	(1,379)
(Gain) loss on disposition of property, plant and equipment	(2,246)	20
Stock-based compensation expense	9,058	6,991
Excess tax benefits from stock-based awards	—	(291)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(223,186)	(112,112)
Inventories	(55,799)	(29,137)
Prepaid income taxes, expenses and other	(4,612)	(2,010)
Accounts payable	85,651	35,084
Accrued liabilities	46,604	28,523
Other liabilities	6,360	1,246

Net cash provided by operating activities	182,834	144,908

Cash flows from investing activities:
Purchases of property, plant and equipment	(79,456)	(39,411)
Proceeds from dispositions of property, plant and equipment	4,630	236
Proceeds from notes receivable	—	8,367
Acquisitions	(5,039)	—
Other	(1,581)	(613)

Net cash used in investing activities	(81,446)	(31,421)

Cash flows from financing activities:
Principal payments on revolving credit facility	(65,000)	—
Regular cash dividends paid	(52,057)	(47,227)
Principal payments on capital lease obligations	(250)	(248)
Excess tax benefits from stock-based awards	—	291
Payments related to vesting of stock-based awards	(4,572)	(2,484)

Net cash used in financing activities	(121,879)	(49,668)

Net increase (decrease) in cash and cash equivalents	(20,491)	63,819
Cash and cash equivalents, beginning of period	209,902	183,478

Cash and cash equivalents, end of period	$189,411	$247,297

Supplemental cash flow information:
Income taxes paid	$130,802	$85,702
Interest paid	$6,652	$508

Non-cash transactions:
Capital expenditures in accounts payable	$2,605	$963

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except per share data)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (collectively, the “Company”), manufactures a wide range of recreational vehicles (“RVs”) in the United States at various manufacturing facilities located primarily in Indiana and Ohio, with additional facilities in Oregon and Idaho. These products are sold to independent, non-franchise dealers primarily throughout the United States and Canada. Unless the context requires or indicates otherwise, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The July 31, 2016 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the nine months ended April 30, 2017 would not necessarily be indicative of the results for a full fiscal year.

Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The standard is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The Company is currently evaluating the impact of this standard on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”) “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted and the Company adopted the provisions of ASU 2016-09 as of August 1, 2016. Applicable provisions of the standard have been adopted prospectively as allowed under the standard. The provisions related to income taxes resulted in a tax benefit of $0 and $1,843 for the three and nine months ended April 30, 2017, respectively. The Company did not change its policy related to forfeitures, which is estimated based on historical forfeiture rates over the vesting period of employee awards. Provisions related to the statement of cash flows have been adopted prospectively and result in the recognition of the excess tax benefits from share-based awards being reflected in cash provided by operating activities.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16”) “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-16 on August 1, 2016 and there was no impact upon adoption of this standard.

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

	Three Months Ended April 30, 2016	Nine Months Ended April 30, 2016
Net sales	$1,756,991	$4,553,747
Net income	$89,847	$195,337
Basic earnings per common share	$1.71	$3.72
Diluted earnings per common share	$1.71	$3.72

3.	Business Segments

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

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales:	2017	2016	2017	2016
Recreational vehicles:
Towables	$1,426,192	$934,574	$3,719,314	$2,377,571
Motorized	549,883	307,630	1,486,309	801,596

Total recreational vehicles	1,976,075	1,242,204	5,205,623	3,179,167
Other	70,019	61,572	182,906	159,965
Intercompany eliminations	(30,870)	(19,722)	(76,249)	(49,656)

Total	$2,015,224	$1,284,054	$5,312,280	$3,289,476

	Three Months Ended April 30,		Nine Months Ended April 30,
Income (loss) from continuing operations before income taxes:	2017	2016	2017	2016
Recreational vehicles:
Towables	$134,504	$96,893	$306,677	$213,186
Motorized	37,356	24,115	94,767	66,287

Total recreational vehicles	171,860	121,008	401,444	279,473
Other, net	8,713	6,441	20,787	12,107
Corporate	(14,342)	(11,166)	(41,835)	(31,718)

Total	$166,231	$116,283	$380,396	$259,862

Total assets:			April 30, 2017	July 31, 2016
Recreational vehicles
Towables			$1,589,720	$1,425,168
Motorized			559,725	476,973

Total recreational vehicles			2,149,445	1,902,141
Other, net			154,965	156,822
Corporate			295,666	266,501

Total			$2,600,076	$2,325,464

	Three Months Ended April 30,		Nine Months Ended April 30,
Depreciation and intangible amortization expense:	2017	2016	2017	2016
Recreational vehicles
Towables	$18,213	$8,212	$57,377	$23,066
Motorized	2,316	670	6,905	1,960

Total recreational vehicles	20,529	8,882	64,282	25,026
Other	3,021	3,105	9,037	9,234
Corporate	343	286	979	853

Total	$23,893	$12,273	$74,298	$35,113

	Three Months Ended April 30,		Nine Months Ended April 30,
Capital acquisitions:	2017	2016	2017	2016
Recreational vehicles
Towables	$15,559	$9,480	$51,877	$27,768
Motorized	12,134	4,569	24,179	6,885

Total recreational vehicles	27,693	14,049	76,056	34,653
Other	163	340	773	2,519
Corporate	377	861	1,694	1,662

Total	$28,233	$15,250	$78,523	$38,834

4.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute the basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding for basic earnings per common share	52,582,134	52,474,801	52,555,792	52,453,025
Unvested restricted stock and restricted stock units	190,972	126,872	183,924	116,269

Weighted-average common shares outstanding for diluted earnings per common share	52,773,106	52,601,673	52,739,716	52,569,294

At April 30, 2017 and 2016, the Company had 57,253 and 43,782, respectively, of unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

5.	Fair Value Measurements

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy as prescribed in ASC 820, “Fair Value Measurements and Disclosures”, as discussed in Note 10 in the Notes to the Consolidated Financial Statements in our fiscal 2016 Form 10-K.

The financial assets that were accounted for at fair value on a recurring basis at April 30, 2017 and July 31, 2016, all using Level 1 inputs, are as follows:

	April 30, 2017	July 31, 2016
Cash equivalents	$138,904	$143,282
Deferred compensation plan assets	$24,970	$15,529

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

6.	Inventories

Major classifications of inventories are as follows:

	April 30, 2017	July 31, 2016
Finished goods – RV	$27,394	$39,943
Finished goods – other	24,901	20,141
Work in process	128,493	97,872
Raw materials	209,501	173,362
Chassis	101,389	102,686

Total	491,678	434,004
Excess of FIFO costs over LIFO costs	(32,010)	(30,135)

Total inventories, net	$459,668	$403,869

Of the $491,678 and $434,004 of inventories at April 30, 2017 and July 31, 2016, $290,923 and $219,050, respectively, was valued on the last-in, first-out (LIFO) basis, and $200,755 and $214,954, respectively, was valued on the first-in, first-out (FIFO) method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	April 30, 2017	July 31, 2016
Land	$48,553	$46,422
Buildings and improvements	349,335	300,902
Machinery and equipment	155,152	133,112

Total cost	553,040	480,436
Less accumulated depreciation	(158,222)	(136,169)

Property, plant and equipment, net	$394,818	$344,267

Property, plant and equipment at both April 30, 2017 and July 31, 2016 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $1,088 and $680 at April 30, 2017 and July 31, 2016, respectively.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets, net, are as follows:

	Weighted-Average
	Remaining	April 30, 2017		July 31, 2016
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	April 30, 2017		Amortization		Amortization
Dealer networks/customer relationships	16	$404,960	$88,844	$404,960	$55,191
Trademarks	19	148,117	16,187	148,117	10,539
Design technology and other intangibles	8	19,300	8,845	22,400	10,870
Non-compete agreements	2	450	270	450	203
Backlog	—	—	—	12,400	4,133

Total amortizable intangible assets		$572,827	$114,146	$588,327	$80,936

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2017	$63,925
For the fiscal year ending July 31, 2018	54,463
For the fiscal year ending July 31, 2019	50,367
For the fiscal year ending July 31, 2020	46,480
For the fiscal year ending July 31, 2021	43,131
For the fiscal year ending July 31, 2022 and thereafter	249,025

$507,391

Of the recorded goodwill of $377,693 at both April 30, 2017 and July 31, 2016, $334,822 resides in the towable recreational vehicle segment and $42,871 resides in the other non-reportable segment.

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

The Company completed its annual goodwill impairment test as of April 30, 2017 and no impairment of goodwill was identified.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 18% and 20% of the Company’s continuing consolidated net sales for the nine-month periods ended April 30, 2017 and April 30, 2016, respectively. This dealer also accounted for 23% of the Company’s consolidated trade accounts receivable at April 30, 2017 and 18% at July 31, 2016. The loss of this dealer could have a significant effect on the Company’s business.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Beginning balance	$209,173	$106,260	$201,840	$108,206
Provision	50,358	33,853	146,454	85,369
Payments	(44,613)	(27,492)	(133,376)	(80,954)

Ending balance	$214,918	$112,621	$214,918	$112,621

11.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. See Note 12 in the Notes to the Consolidated Financial Statements in our fiscal 2016 Form 10-K for details regarding the credit agreement. Borrowings outstanding on this facility totaled $295,000 at April 30, 2017 and $360,000 at July 31, 2016. As of April 30, 2017, the available and unused credit line under the revolver was $202,825, and the Company was in compliance with the financial covenant in the credit agreement.

For the three months ended April 30, 2017, the total LIBOR and base rate interest expense on the facility was $1,879 and the weighted-average interest rate on borrowings from the facility was 2.38%. For the nine months ended April 30, 2017, the total LIBOR and base rate interest expense on the facility was $5,583 and the weighted-average interest rate on borrowings from the facility was 2.25%. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees are being amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are included in interest expense, of $392 and $1,177 for the three and nine months ended April 30, 2017, respectively, and the unamortized balance of these facility fees was $6,542 at April 30, 2017 and is included in Other long-term assets in the Condensed Consolidated Balance Sheet.

The carrying value of the Company’s long-term debt at April 30, 2017 approximates fair value as the entire balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820.

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2017 was 33.1% compared with 31.9% for the three months ended April 30, 2016. The primary reason for the increase in the effective income tax rate is due to the larger amount of uncertain tax benefit settlements and expirations that occurred in the three months ended April 30, 2016 compared to the three months ended April 30, 2017.

The overall effective income tax rate for the nine months ended April 30, 2017 was 33.0% compared with 32.6% for the nine months ended April 30, 2016. The effective income tax rate for the fiscal 2017 nine-month period includes a benefit of $1,843 related to the adoption of ASU 2016-09 as discussed in Note 1 to the Condensed Consolidated Financial Statements. The effective income tax rate for the fiscal 2016 nine-month period was favorably impacted by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 18, 2015. The effective income tax rates for the fiscal 2017 and fiscal 2016 periods were both favorably impacted by various uncertain tax benefit settlements and expirations.

The Company anticipates a decrease of approximately $5,036 in unrecognized tax benefits, and $734 in accrued interest related to unrecognized tax benefits recorded as of April 30, 2017, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2015 and 2016 remain open for federal income tax purposes and fiscal years 2013, 2014, 2015 and 2016 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. During the three months ended April 30, 2017 the Company finalized its IRS audit for fiscal year 2014. There were no tax assessments related to the completion of the IRS audit. The Company is also under exam by various state authorities for fiscal years ended July 31, 2013 through 2015. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its Federal and State income tax returns in its liability for unrecognized tax benefits.

13.	Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing, as discussed in Note 14 in the Notes to the Consolidated Financial Statements in our fiscal 2016 Form 10-K, were $2,443,451 and $1,898,307 as of April 30, 2017 and July 31, 2016, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $7,175 and $6,068 as of April 30, 2017 and July 31, 2016, respectively, which are included in Other current liabilities on the Condensed Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the periods noted. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Cost of units repurchased	$977	$1,961	$3,835	$2,969
Realization of units resold	930	1,524	3,592	2,400

Losses due to repurchase	$47	$437	$243	$569

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

Total expense recognized in the three-month periods ended April 30, 2017 and April 30, 2016 for these restricted stock unit awards and other stock-based compensation was $3,166 and $2,312, respectively. Total expense recognized in the nine-month periods ended April 30, 2017 and April 30, 2016 for these restricted stock unit awards and other stock-based compensation was $9,058 and $6,991, respectively.

For the restricted stock units that vested during the nine-month periods ended April 30, 2017 and April 30, 2016, a portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the nine months ended April 30, 2017 and April 30, 2016 totaled $4,572 and $2,484, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, raw material or chassis supply restrictions, the level of warranty claims incurred, legislative, regulatory and tax policy developments, the impact of rising interest rates on our operating results, the costs of compliance with increased governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations and the potential impact of rising interest rates on the general economy, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strengthening U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A of our Annual Report on Form 10-K for the year ended July 31, 2016.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be one of the largest manufacturers of RVs in North America. According to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar quarter ended March 31, 2017, Thor’s combined U.S. and Canadian market share, including Jayco, was approximately 49.8% for travel trailers and fifth wheels and approximately 41.8% for motorhomes.

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

Our RV products are sold to independent, non-franchise dealers who, in turn, retail those products. We generally do not finance dealers directly, but do provide industry-customary repurchase agreements to certain of the dealers’ floor plan lenders.

Our growth has been achieved both organically and by acquisition. Our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making acquisitions.

We have historically relied on internally generated cash flows from operations to finance substantially all of our growth, however, we obtained an asset-based revolving credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 11 to the Condensed Consolidated Financial Statements. Capital expenditures of $79,456 for the nine months ended April 30, 2017 were made primarily for land and production building additions and improvements, as well as for replacing machinery and equipment used in the ordinary course of business.

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

RV dealer inventory of Thor products as of April 30, 2017 increased 54.8% to approximately 127,100 units from approximately 82,100 units as of April 30, 2016. The acquisition of Jayco accounted for 37,800 of the 45,000 unit increase and 46.0% of the 54.8% percentage increase with an organic increase of 8.8% in correlation with current retail demand. We believe our dealer inventory levels are appropriate for seasonal consumer demand.

Thor’s RV backlog as of April 30, 2017 increased $1,303,313, or 123.3%, to $2,360,124 from $1,056,811 as of April 30, 2016, with Jayco’s backlog accounting for $569,102 and 53.9% of these increases, respectively.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,			%
	2017	2016	Increase	Change
Towable Units	104,519	94,154	10,365	11.0
Motorized Units	16,347	14,041	2,306	16.4

Total	120,866	108,195	12,671	11.7

RVIA releases calendar year unit shipment forecasts periodically throughout the calendar year, updating their prior forecast by factoring actual year-to-date wholesale and retail unit shipments and current economic indicators into their new forecast. We expect the next RVIA forecast will be published in June 2017 and will take into consideration current wholesale and retail shipment data.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,			%
	2017	2016	Increase	Change
Towable Units	71,966	64,953	7,013	10.8
Motorized Units	11,463	10,174	1,289	12.7

Total	83,429	75,127	8,302	11.1

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar quarters ended March 31, 2017 and 2016 to correspond to the industry periods denoted above, were as follows (includes Jayco results only from the June 30, 2016 date of acquisition forward):

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,			%
	2017	2016	Increase	Change
Towable Units	54,733	33,150	21,583	65.1
Motorized Units	7,189	3,878	3,311	85.4

Total	61,922	37,028	24,894	67.2

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2017 and 2016 to correspond to the industry periods denoted above (and adjusted to include Jayco’s results only from the June 30, 2016 date of acquisition forward), were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,			%
	2017	2016	Increase	Change
Towable Units	35,078	22,197	12,881	58.0
Motorized Units	4,793	2,810	1,983	70.6

Total	39,871	25,007	14,864	59.4

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the pace of recovery in the housing market and changes in tax rates and fuel prices. With continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see continued growth in the RV industry.

A positive future outlook for the RV segment is supported by favorable demographics, as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 79 million by 2025, 15% higher than in 2015 according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined as those currently between the ages of 18 and 34, consisted of more than 75 million people in 2015. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Based on reports published by Kampgrounds of America (KOA), campers in this age group have grown from 18% of total campers to 23% of total campers between 2012 and 2015. Younger RV consumers are generally attracted to lower and moderately priced travel trailers, as affordability is a key driver at this stage in their lives.

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

Economic or industry-wide factors affecting our RV business include the costs of commodities and labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to raise the selling prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to customers.

The recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. Recently, we have not experienced any significant unusual cost increases or supply constraints from our chassis suppliers.

Three Months Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

	Three Months Ended April 30, 2017		Three Months Ended April 30, 2016		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$1,426,192		$934,574		$491,618	52.6
Motorized	549,883		307,630		242,253	78.7

Total recreational vehicles	1,976,075		1,242,204		733,871	59.1
Other	70,019		61,572		8,447	13.7
Intercompany eliminations	(30,870)		(19,722)		(11,148)	(56.5)

Total	$2,015,224		$1,284,054		$731,170	56.9

# OF UNITS:
Recreational vehicles
Towables	58,481		36,013		22,468	62.4
Motorized	6,927		3,935		2,992	76.0

Total	65,408		39,948		25,460	63.7

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$219,686	15.4	$152,534	16.3	$67,152	44.0
Motorized	61,081	11.1	38,751	12.6	22,330	57.6

Total recreational vehicles	280,767	14.2	191,285	15.4	89,482	46.8
Other, net	13,074	18.7	10,652	17.3	2,422	22.7

Total	$293,841	14.6	$201,937	15.7	$91,904	45.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$72,415	5.1	$51,737	5.5	$20,678	40.0
Motorized	22,796	4.1	14,635	4.8	8,161	55.8

Total recreational vehicles	95,211	4.8	66,372	5.3	28,839	43.5
Other	2,497	3.6	2,394	3.9	103	4.3
Corporate	13,414	—	12,067	—	1,347	11.2

Total	$111,122	5.5	$80,833	6.3	$30,289	37.5

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$134,504	9.4	$96,893	10.4	$37,611	38.8
Motorized	37,356	6.8	24,115	7.8	13,241	54.9

Total recreational vehicles	171,860	8.7	121,008	9.7	50,852	42.0
Other, net	8,713	12.4	6,441	10.5	2,272	35.3
Corporate	(14,342)	—	(11,166)	—	(3,176)	(28.4)

Total	$166,231	8.2	$116,283	9.1	$49,948	43.0

ORDER BACKLOG:	As of April 30, 2017	As of April 30, 2016	Change Amount	% Change
Recreational vehicles
Towables	$1,564,609	$727,539	$837,070	115.1
Motorized	795,515	329,272	466,243	141.6

Total	$2,360,124	$1,056,811	$1,303,313	123.3

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2017 increased $731,170 or 56.9%, compared to the three months ended April 30, 2016. The addition of Jayco accounted for $516,537 of the $731,170 increase and 40.2% of the 56.9% increase in consolidated net sales. Consolidated gross profit for the three months ended April 30, 2017 increased $91,904, or 45.5%, compared to the three months ended April 30, 2016, with Jayco accounting for $66,058 of the $91,904 increase and 32.7% of the 45.5% increase. Consolidated gross profit was 14.6% of consolidated net sales for the three months ended April 30, 2017 and 15.7% for the three months ended April 30, 2016. The decrease in gross profit percentage is primarily due to the dilutive impacts of Jayco’s gross profit percentage of 12.8% and the market-driven changes in product mix toward generally smaller and lower-priced units, which typically have lower gross margins.

Selling, general and administrative expenses for the three months ended April 30, 2017 increased $30,289 or 37.5% compared to the three months ended April 30, 2016. Amortization of intangible assets expense for the three months ended April 30, 2017 increased $9,436 compared to the three months ended April 30, 2016, primarily due to Jayco’s total amortization expense of $10,007. Income from continuing operations before income taxes for the three months ended April 30, 2017 was $166,231, as compared to $116,283 for the three months ended April 30, 2016, an increase of $49,948 or 43.0%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $1,347 to $13,414 for the three months ended April 30, 2017 compared to $12,067 for the three months ended April 30, 2016. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $895 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $854. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $377, which relates to the equal and offsetting increase in other income noted below due to the market value change in the related deferred compensation plan assets. In addition, costs related to sales and marketing initiatives increased $755. These increases were partially offset by a decrease of $580 in costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate. Legal and professional fees also decreased by $868, primarily due to initial professional fees related to the Jayco acquisition in the prior-year period.

Corporate interest and other income and expense was $928 of net expense for the three months ended April 30, 2017 compared to $901 of net income for the three months ended April 30, 2016. This increase in net expense of $1,829 is primarily due to interest expense and fees of $2,389 incurred in the current-year period related to the revolving credit facility, as there were no such charges in the prior-year period, partially offset by the market value of the Company’s deferred compensation plan assets appreciating $1,043 in the current-year period as compared to appreciating $666 in the prior-year period, an increase in income of $377.

The overall effective income tax rate for the three months ended April 30, 2017 was 33.1% compared with 31.9% for the three months ended April 30, 2016. The primary reason for the increase in the effective income tax rate is due to the larger amount of uncertain tax benefit settlements and expirations that occurred in the three months ended April 30, 2016 compared to the three months ended April 30, 2017.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2017 compared to the three months ended April 30, 2016:

	Three Months Ended April 30, 2017	% of Segment Net Sales	Three Months Ended April 30, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$859,572	60.3	$520,242	55.7	$339,330	65.2
Fifth Wheels	566,620	39.7	414,332	44.3	152,288	36.8

Total Towables	$1,426,192	100.0	$934,574	100.0	$491,618	52.6

	Three Months Ended April 30, 2017	% of Segment Shipments	Three Months Ended April 30, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	45,439	77.7	26,504	73.6	18,935	71.4
Fifth Wheels	13,042	22.3	9,509	26.4	3,533	37.2

Total Towables	58,481	100.0	36,013	100.0	22,468	62.4

Impact of Change in Mix and Price on Net Sales:	% Decrease
Towables
Travel Trailers and Other	(6.2)
Fifth Wheels	(0.4)
Total Towables	(9.8)

The increase in total towables net sales of 52.6% compared to the prior-year quarter resulted from a 62.4% increase in unit shipments partially offset by a 9.8% decrease in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 38.8% of the 52.6% increase in total towable net sales and for $362,871 of the $491,618 increase. Jayco also accounted for 46.8% of the 62.4% increase in total towable unit shipments and for 16,850 of the 22,468 unit increase. The 9.8% decrease in the overall towables net price per unit is greater than the percentage decreases within the travel trailer and fifth wheel product lines due to a higher concentration of more moderately priced travel trailers and other units, as compared to fifth wheels, in the current-year quarter as compared to the prior-year quarter. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the three months ended April 30, 2017 was 11.6% compared to the same period last year according to statistics published by RVIA.

The decreases in the overall net price per unit within the travel trailer and other product lines of 6.2% and the fifth wheel product lines of 0.4% were both primarily due to a change in product mix attributable to the acquisition of Jayco and market-driven changes in product mix toward generally smaller and lower-priced units.

Cost of products sold increased $424,466 to $1,206,506 or 84.6% of towables net sales, for the three months ended April 30, 2017 compared to $782,040 or 83.7% of towables net sales, for the three months ended April 30, 2016. The change in material, labor, freight-out and warranty comprised $394,302 of the $424,466 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of towables net sales increased to 78.9% for the three months ended April 30, 2017 compared to 78.3% for the three months ended April 30, 2016. This increase in percentage was primarily the result of an increase in the freight-out percentage to sales, which is attributable to the acquisition of Jayco. Material and labor cost percentages were also up slightly, primarily due to changes in product mix and the current competitive RV labor market, respectively. Total manufacturing overhead increased $30,164 with the increase in sales, and increased as a percentage of towables net sales from 5.4% to 5.7%, primarily due to an increased percentage in self-insured health insurance costs.

Towables gross profit increased $67,152 to $219,686, or 15.4% of towables net sales, for the three months ended April 30, 2017 compared to $152,534, or 16.3% of towables net sales, for the three months ended April 30, 2016. The increase in gross profit is primarily due to the 62.4% increase in unit sales volume noted above, while the decrease in gross profit percentage is primarily due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $72,415, or 5.1% of towables net sales, for the three months ended April 30, 2017 compared to $51,737, or 5.5% of towables net sales, for the three months ended April 30, 2016. The primary reason for the $20,678 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $14,586. These costs, however, decreased as a percentage of towables net sales by 0.4% compared to the prior-year period, partially attributable to the impact of the Jayco acquisition. Sales-related travel, advertising and promotional costs also increased $2,811 in correlation with the sales increase, and legal, professional and related settlement costs increased $1,815.

Towables income before income taxes was $134,504 or 9.4% of towables net sales, for the three months ended April 30, 2017 compared to $96,893, or 10.4% of towables net sales, for the three months ended April 30, 2016. The primary reason for the decrease in percentage was the impact of the increase in the cost of products sold percentage as noted above. In addition, amortization costs as a percentage of towables net sales increased 0.5% due to the addition of $9,075 in amortization costs as a result of the Jayco acquisition. These increases in cost percentages were partially offset by the decrease in the selling, general and administrative expense percentage to sales noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2017 compared to the three months ended April 30, 2016:

	Three Months Ended April 30, 2017	% of Segment Net Sales	Three Months Ended April 30, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$242,770	44.1	$157,589	51.2	$85,181	54.1
Class C	282,703	51.4	129,420	42.1	153,283	118.4
Class B	24,410	4.5	20,621	6.7	3,789	18.4

Total Motorized	$549,883	100.0	$307,630	100.0	$242,253	78.7

	Three Months Ended April 30, 2017	% of Segment Shipments	Three Months Ended April 30, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,151	31.1	1,613	41.0	538	33.4
Class C	4,584	66.2	2,154	54.7	2,430	112.8
Class B	192	2.7	168	4.3	24	14.3

Total Motorized	6,927	100.0	3,935	100.0	2,992	76.0

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	20.7
Class C	5.6
Class B	4.1
Total Motorized	2.7

The increase in total motorized net sales of 78.7% compared to the prior-year quarter resulted from a 76.0% increase in unit shipments and a 2.7% increase in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 50.0% of the 78.7% increase in total motorized net sales and for $153,666 of the $242,253 increase. Jayco also accounted for 37.3% of the 76.0% increase in total motorized unit shipments and for 1,466 of the 2,992 unit increase. The modest 2.7% increase in the overall motorized net price per unit, in spite of larger percentage increases within the Class A and Class C product lines, is primarily due to a much higher concentration of the more moderately priced Class C units, as compared to Class A units, in the current-year quarter as compared to the prior-year quarter. The overall industry increase in wholesale unit shipments of motorhomes for the three months ended April 30, 2017 was 11.8% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 20.7% was primarily due to a higher concentration of sales of larger and generally more expensive diesel units compared to the more moderately priced gas units in the current-year quarter compared to the prior-year quarter. This increase was primarily due to the change in product mix attributable to the acquisition of Jayco’s high-end Class A diesel products. The increase in the overall net price per unit within the Class C product line of 5.6% is primarily due to a higher concentration of sales of the generally more expensive high-end Class C diesel units in the current period compared to a year ago, also due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 4.1% is primarily due to changes in product mix.

Cost of products sold increased $219,923 to $488,802, or 88.9% of motorized net sales, for the three months ended April 30, 2017 compared to $268,879 or 87.4% of motorized net sales, for the three months ended April 30, 2016. The change in material, labor, freight-out and warranty comprised $209,743 of the $219,923 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 84.7% for the three months ended April 30, 2017 as compared to 83.2% for the prior year period. This increase in percentage was primarily due to increases in the material cost percentage to sales due to changes in product mix, which is primarily attributable to the acquisition of Jayco, and an increase in labor costs associated with increasing employment levels and the current competitive RV labor market. Total manufacturing overhead increased $10,180 with the volume increase, but remained the same as a percentage of motorized net sales at 4.2% for both periods.

Motorized gross profit increased $22,330 to $61,081, or 11.1% of motorized net sales, for the three months ended April 30, 2017 compared to $38,751, or 12.6% of motorized net sales, for the three months ended April 30, 2016. The $22,330 increase in gross profit was due primarily to the 76.0% increase in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $22,796, or 4.1% of motorized net sales, for the three months ended April 30, 2017 compared to $14,635, or 4.8% of motorized net sales, for the three months ended April 30, 2016. The primary reason for the $8,161 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $6,163. These costs, however, decreased as a percentage of motorized net sales by 0.6% compared to the prior-year period, partially attributable to the impact of the Jayco acquisition. Sales related travel, advertising and promotional costs also increased $1,188 in correlation with the sales increase.

Motorized income before income taxes was $37,356, or 6.8% of motorized net sales, for the three months ended April 30, 2017 compared to $24,115, or 7.8% of motorized net sales, for the three months ended April 30, 2016. The primary reasons for this decrease in percentage were the impact of the increase in the cost of products sold percentage noted above and an increase in amortization costs as a percentage of motorized net sales of 0.2% due to the addition of $932 in amortization costs as a result of the Jayco acquisition, partially offset by the decrease in the selling, general and administrative expense percentage to sales as noted above.

Nine Months Ended April 30, 2017 Compared to the Nine Months Ended April 30, 2016

	Nine Months Ended April 30, 2017		Nine Months Ended April 30, 2016		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$3,719,314		$2,377,571		$1,341,743	56.4
Motorized	1,486,309		801,596		684,713	85.4

Total recreational vehicles	5,205,623		3,179,167		2,026,456	63.7
Other	182,906		159,965		22,941	14.3
Intercompany eliminations	(76,249)		(49,656)		(26,593)	(53.6)

Total	$5,312,280		$3,289,476		$2,022,804	61.5

# OF UNITS:
Recreational vehicles
Towables	155,409		91,490		63,919	69.9
Motorized	18,177		10,018		8,159	81.4

Total	173,586		101,508		72,078	71.0

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$546,431	14.7	$371,914	15.6	$174,517	46.9
Motorized	162,806	11.0	107,463	13.4	55,343	51.5

Total recreational vehicles	709,237	13.6	479,377	15.1	229,860	47.9
Other, net	33,058	18.1	23,598	14.8	9,460	40.1

Total	$742,295	14.0	$502,975	15.3	$239,320	47.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$201,158	5.4	$137,435	5.8	$63,723	46.4
Motorized	64,978	4.4	41,168	5.1	23,810	57.8

Total recreational vehicles	266,136	5.1	178,603	5.6	87,533	49.0
Other	7,089	3.9	6,022	3.8	1,067	17.7
Corporate	37,176	—	32,028	—	5,148	16.1

Total	$310,401	5.8	$216,653	6.6	$93,748	43.3

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Recreational vehicles
Towables	$306,677	8.2	$213,186	9.0	$93,491	43.9
Motorized	94,767	6.4	66,287	8.3	28,480	43.0

Total recreational vehicles	401,444	7.7	279,473	8.8	121,971	43.6
Other, net	20,787	11.4	12,107	7.6	8,680	71.7
Corporate	(41,835)	—	(31,718)	—	(10,117)	(31.9)

Total	$380,396	7.2	$259,862	7.9	$120,534	46.4

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2017 increased $2,022,804 or 61.5%, compared to the nine months ended April 30, 2016. The addition of Jayco accounted for $1,414,956 of the $2,022,804 increase and 43.0% of the 61.5% increase in consolidated net sales. Consolidated gross profit for the nine months ended April 30, 2017 increased $239,320, or 47.6%, compared to the nine months ended April 30, 2016, with Jayco accounting for $148,837 of the $239,320 increase and 29.6% of the 47.6% increase. Consolidated gross profit was 14.0% of consolidated net sales for the nine months ended April 30, 2017 and 15.3% for the nine months ended April 30, 2016. The decrease in gross profit percentage is primarily due to the dilutive impacts of Jayco’s gross profit percentage of 10.5% and the market-driven changes in product mix toward generally smaller and lower-priced units, which typically have lower gross margins.

Selling, general and administrative expenses for the nine months ended April 30, 2017 increased $93,748 or 43.3% compared to the nine months ended April 30, 2016. Amortization of intangible assets expense for the nine months ended April 30, 2017 increased $31,048 compared to the nine months ended April 30, 2016, primarily due to Jayco’s total amortization expense of $32,899. Income from continuing operations before income taxes for the nine months ended April 30, 2017 was $380,396, as compared to $259,862 for the nine months ended April 30, 2016, an increase of $120,534 or 46.4%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $5,148 to $37,176 for the nine months ended April 30, 2017 compared to $32,028 for the nine months ended April 30, 2016. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $2,568 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $2,067. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $1,952, which relates to the equal and offsetting increase in other income noted below due to the market value change in the related deferred compensation plan assets. Costs related to sales and marketing initiatives also increased $1,049. In addition, costs related to our vehicle repurchase commitments increased $600, primarily due to increased dealer inventory levels. These increases were partially offset by a decrease of $2,796 in legal and professional fees, primarily due to non-recurring fees incurred in the prior-year period related to the development of long-term strategic growth initiatives as well as initial professional fees related to the acquisition of Jayco. There was also a decrease of $1,075 in costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate.

Corporate interest and other income and expense was $4,659 of net expense for the nine months ended April 30, 2017 compared to $310 of net income for the nine months ended April 30, 2016. This increase in net expense of $4,969 is primarily due to interest expense and fees of $7,112 incurred in the current-year period related to the revolving credit facility, as there were no such charges in the prior-year period, partially offset by the market value of the Company’s deferred compensation plan assets appreciating $1,828 in the current-year period as compared to depreciating $124 in the prior-year period, an increase in income of $1,952.

The overall effective income tax rate for the nine months ended April 30, 2017 was 33.0% compared with 32.6% for the nine months ended April 30, 2016. The effective income tax rate for the fiscal 2017 nine month period includes a benefit of $1,843 related to the adoption of ASU 2016-09 as discussed in Note 1 to the Condensed Consolidated Financial Statements. The effective income tax rate for the fiscal 2016 nine month period was favorably impacted by the retroactive reinstatement of the federal research and development credit and other credits that were enacted on December 18, 2015. The effective income tax rates for the fiscal 2017 and fiscal 2016 periods were both favorably impacted by various uncertain tax benefit settlements and expirations.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016:

	Nine Months Ended April 30, 2017	% of Segment Net Sales	Nine Months Ended April 30, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$2,236,445	60.1	$1,315,750	55.3	$920,695	70.0
Fifth Wheels	1,482,869	39.9	1,061,821	44.7	421,048	39.7

Total Towables	$3,719,314	100.0	$2,377,571	100.0	$1,341,743	56.4

	Nine Months Ended April 30, 2017	% of Segment Shipments	Nine Months Ended April 30, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	120,813	77.7	67,157	73.4	53,656	79.9
Fifth Wheels	34,596	22.3	24,333	26.6	10,263	42.2

Total Towables	155,409	100.0	91,490	100.0	63,919	69.9

Impact of Change in Mix and Price on Net Sales:	% Decrease
Towables
Travel Trailers and Other	(9.9)
Fifth Wheels	(2.5)
Total Towables	(13.5)

The increase in total towables net sales of 56.4% compared to the prior-year period resulted from a 69.9% increase in unit shipments partially offset by a 13.5% decrease in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 41.3% of the 56.4% increase in total towable net sales and for $981,273 of the $1,341,743 increase. Jayco also accounted for 51.1% of the 69.9% increase in total towable unit shipments and for 46,774 of the 63,919 unit increase. The 13.5% decrease in the overall towables net price per unit is greater than the percentage decreases within the travel trailer and fifth wheel product lines due to a higher concentration of more moderately priced travel trailers and other units, as compared to fifth wheels, in the current-year period as compared to the prior-year period. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the nine months ended April 30, 2017 was 16.8% compared to the same period last year according to statistics published by RVIA.

The decreases in the overall net price per unit within the travel trailer and other product lines of 9.9% and the fifth wheel product lines of 2.5% were both primarily due to a change in product mix attributable to the acquisition of Jayco and market-driven changes in product mix toward generally smaller and lower-priced units.

Cost of products sold increased $1,167,226 to $3,172,883, or 85.3% of towables net sales, for the nine months ended April 30, 2017 compared to $2,005,657, or 84.4% of towables net sales, for the nine months ended April 30, 2016. The change in material, labor, freight-out and warranty comprised $1,086,645 of the $1,167,226 increase in cost of products sold. Material, labor, freight-out and warranty as a combined percentage of towables net sales increased to 79.4% for the nine months ended April 30, 2017 compared to 78.5% for the nine months ended April 30, 2016. This increase in percentage was primarily the result of increases in both the material and freight-out percentages to sales, which are primarily attributable to the acquisition of Jayco. Total manufacturing overhead increased $80,581 with the increase in sales, but remained the same as a percentage of towables net sales at 5.9% for both periods.

Towables gross profit increased $174,517 to $546,431, or 14.7% of towables net sales, for the nine months ended April 30, 2017 compared to $371,914, or 15.6% of towables net sales, for the nine months ended April 30, 2016. The increase in gross profit is primarily due to the 69.9% increase in unit sales volume noted above, while the decrease in gross profit percentage is primarily due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $201,158, or 5.4% of towables net sales, for the nine months ended April 30, 2017 compared to $137,435, or 5.8% of towables net sales, for the nine months ended April 30, 2016. The primary reason for the $63,723 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $44,055. These costs, however, decreased as a percentage of towables net sales by 0.3% compared to the prior-year period, primarily attributable to the impact of the Jayco acquisition. Sales-related travel, advertising and promotional costs also increased $9,712 in correlation with the sales increase and legal, professional and related settlement costs also increased $3,784.

Towables income before income taxes was $306,677, or 8.2% of towables net sales, for the nine months ended April 30, 2017 compared to $213,186, or 9.0% of towables net sales, for the nine months ended April 30, 2016. The primary reason for the decrease in percentage was the impact of the increase in the cost of products sold percentage as noted above. In addition, amortization costs as a percentage of towables net sales also increased 0.6% due to the addition of $29,836 in amortization costs as a result of the Jayco acquisition. These increases in cost percentages were partially offset by the one-time goodwill impairment charge of $9,113 included in the results for the nine months ended April 30, 2016 as discussed in Note 8 to the Condensed Consolidated Financial Statements, and the decrease in the selling, general and administrative expense percentage noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016:

	Nine Months Ended April 30, 2017	% of Segment Net Sales	Nine Months Ended April 30, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$706,702	47.5	$441,684	55.1	$265,018	60.0
Class C	715,795	48.2	294,104	36.7	421,691	143.4
Class B	63,812	4.3	65,808	8.2	(1,996)	(3.0)

Total Motorized	$1,486,309	100.0	$801,596	100.0	$684,713	85.4

	Nine Months Ended April 30, 2017	% of Segment Shipments	Nine Months Ended April 30, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	6,399	35.2	4,626	46.2	1,773	38.3
Class C	11,274	62.0	4,852	48.4	6,422	132.4
Class B	504	2.8	540	5.4	(36)	(6.7)

Total Motorized	18,177	100.0	10,018	100.0	8,159	81.4

Impact of Change in Mix and Price on Net Sales:	% Increase
Motorized
Class A	21.7
Class C	11.0
Class B	3.7
Total Motorized	4.0

The increase in total motorized net sales of 85.4% compared to the prior-year period resulted from an 81.4% increase in unit shipments and a 4.0% increase in the impact of the change in the overall net price per unit. The addition of Jayco accounted for 54.1% of the 85.4% increase in total motorized net sales and for $433,683 of the $684,713 increase. Jayco accounted for 42.4% of the 81.4% increase in total motorized unit shipments and for 4,243 of the 8,159 unit increase. The 4.0% increase in the overall motorized net price per unit, in spite of much larger percentage increases within the Class A and Class C product lines, is primarily due to a significantly higher concentration of the more moderately priced Class C units, as compared to Class A units, in the current-year period as compared to the prior-year period. The overall industry increase in wholesale unit shipments of motorhomes for the nine months ended April 30, 2017 was 14.0% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 21.7% was primarily due to a higher concentration of sales of larger and generally more expensive diesel units compared to the more moderately priced gas units in the current-year period compared to the prior-year period. This increase was primarily due to the change in product mix attributable to the acquisition of Jayco’s high-end Class A diesel products. The increase in the overall net price per unit within the Class C product line of 11.0% is primarily due to a higher concentration of sales of the generally more expensive high-end Class C diesel units in the current period compared to a year ago, also due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 3.7% is primarily due to changes in product mix.

Cost of products sold increased $629,370 to $1,323,503, or 89.0% of motorized net sales, for the nine months ended April 30, 2017 compared to $694,133, or 86.6% of motorized net sales, for the nine months ended April 30, 2016. The change in material, labor, freight-out and warranty comprised $600,688 of the $629,370 increase due to increased sales volume. Material, labor, freight-out and warranty as a combined percentage of motorized net sales increased to 84.8% for the nine months ended April 30, 2017 as compared to 82.3% for the prior year period. This increase in percentage was primarily due to an increase in the material cost percentage to sales due to changes in product mix, which is primarily attributable to the acquisition of Jayco, and an increase in labor costs associated with increasing employment levels and the current competitive RV labor market. The warranty cost percentage also increased, partially due to the acquisition of Jayco. Total manufacturing overhead increased $28,682 with the volume increase, but decreased slightly as a percentage of motorized net sales from 4.3% to 4.2%.

Motorized gross profit increased $55,343 to $162,806, or 11.0% of motorized net sales, for the nine months ended April 30, 2017 compared to $107,463, or 13.4% of motorized net sales, for the nine months ended April 30, 2016. The $55,343 increase in gross profit was due primarily to the 81.4% increase in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $64,978, or 4.4% of motorized net sales, for the nine months ended April 30, 2017 compared to $41,168, or 5.1% of motorized net sales, for the nine months ended April 30, 2016. The primary reason for the $23,810 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $17,284. These costs, however, decreased as a percentage of motorized net sales by 0.7% compared to the prior-year period, primarily attributable to the impact of the Jayco acquisition. Sales related travel, advertising and promotional costs also increased $4,099 in correlation with the sales increase.

Motorized income before income taxes was $94,767, or 6.4% of motorized net sales, for the nine months ended April 30, 2017 compared to $66,287, or 8.3% of motorized net sales, for the nine months ended April 30, 2016. The primary reasons for this decrease in percentage were the impact of the increase in the cost of products sold percentage noted above and an increase in amortization costs as a percentage of motorized net sales of 0.2% due to the addition of $3,063 in amortization costs as a result of the Jayco acquisition, partially offset by the decrease in the selling, general and administrative expense percentage to sales noted above.

Financial Condition and Liquidity

As of April 30, 2017, we had $189,411 in cash and cash equivalents compared to $209,902 on July 31, 2016. The components of this $20,491 decrease in cash and cash equivalents are described in more detail below, but the decrease is primarily attributable to cash provided by operations of $182,834 being more than offset by $79,456 paid for capital expenditures, $65,000 in principal payments on long-term debt and $52,057 paid for dividends.

Working capital at April 30, 2017 was $492,918 compared to $365,206 at July 31, 2016, with the increase primarily attributable to increases in accounts receivable and inventory in correlation with the increases in sales, backlog and production lines. Capital expenditures of $79,456 for the nine months ended April 30, 2017 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

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

In regard to supporting and growing our business, we anticipate capital expenditures during the remainder of fiscal 2017 of approximately $50,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. In regard to reducing indebtedness, in May 2017 we made additional debt payments of $50,000, which brings the remaining indebtedness to $245,000 as of May 31, 2017. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2017 was $182,834 as compared to net cash provided by operating activities of $144,908 for the nine months ended April 30, 2016.

For the nine months ended April 30, 2017, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $327,816 of operating cash. The changes in working capital used $144,982 of operating cash during that period, primarily due to larger than usual seasonal increases in accounts receivable and inventory in correlation with the increases in sales, backlog and production lines, partially offset by an increase in accounts payable.

For the nine months ended April 30, 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax provision and stock-based compensation) provided $223,314 of operating cash. The changes in working capital used $78,406 of operating cash during that period, primarily due to a seasonal increase in accounts receivable and inventory in correlation with the increase in current sales, production levels and backlog, partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2017 was $81,446, primarily due to capital expenditures of $79,456 and a final purchase price adjustment payment of $5,039 related to the fiscal 2016 acquisition of Jayco, partially offset by proceeds received on the dispositions of property, plant and equipment of $4,630.

Net cash used in investing activities for the nine months ended April 30, 2016 was $31,421, primarily due to capital expenditures of $39,411, partially offset by proceeds received on notes receivable of $8,367.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2017 was $121,879, primarily for principal payments on the revolving credit facility totaling $65,000 and regular quarterly cash dividend payments of $0.33 per share for each of the first three quarters of fiscal 2017 totaling $52,057.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of April 30, 2017), our results of operations and cash flows for the nine months ended April 30, 2017 would not have been materially affected.

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

During the quarter ended April 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.21 to Form 8-K filed March 20, 2017)

10.1	Form of Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to Exhibit 99.1 to Form 8-K filed march 20, 2017

10.2	Form of Restricted Stock Unit Award Agreement (Directors) (Incorporated by reference to Exhibit 99.2 to Form 8-K filed march 20, 2017

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification

32.1	Chief Executive Officer’s Section 1350 Certification

32.2	Chief Financial Officer’s Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 5, 2017	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: June 5, 2017	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer