Form 10-K
period 2017-07-31
THOR INDUSTRIES INC
filed 2017-09-27
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-09235

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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2017 was approximately $5.219 billion based on the closing price of the registrant’s common shares on January 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2016 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 1, 2017 was 52,586,041.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 12, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Our principal recreational vehicle and other operating subsidiaries are Airstream, Inc. (“Airstream”), Thor Motor Coach, Inc. (“Thor Motor Coach”), Keystone RV Company (“Keystone”, which includes Crossroads and Dutchmen), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Bison Horse Trailers, LLC dba Bison Coach (“Bison”), Cruiser RV, LLC (“CRV”) and DRV, LLC (“DRV”)), K.Z., Inc. (“KZ”, which includes Thor Livin’ Lite, Inc. dba Livin’ Lite RV, Inc. (“Livin’ Lite)), Postle Operating, LLC (“Postle”) and Jayco, Inc. (“Jayco”, which includes Jayco, StarCraft, Highland Ridge and Entegra Coach).

Acquisitions and Other Significant Events

Fiscal 2016

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco for cash consideration of $562,690, net of cash acquired. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Notes 2 and 11 to the Consolidated Financial Statements. Jayco operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base. The fiscal 2016 results included in the Consolidated Statements of Income and Comprehensive Income only include one month of Jayco’s operating results.

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

On May 1, 2015, the Company closed on a Membership Interest Purchase Agreement with Postle Aluminum Company, LLC for the acquisition of all the outstanding membership units of Postle for cash consideration paid in fiscal 2015 of $144,048, net of cash acquired. Postle is a manufacturer of aluminum extrusion and specialized component products for the RV and other markets, and operates as an independent operation in the same manner as the Company’s other subsidiaries.

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer CRV and luxury fifth wheel towable recreational vehicle manufacturer DRV, by its Heartland subsidiary. In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. Cash consideration paid for this acquisition was $47,523, net of cash acquired. The Company purchased CRV and DRV to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

Discontinued Operations (Fiscal 2014)

On July 31, 2013, we entered into a definitive Stock Purchase Agreement and sold our bus business to Allied Specialty Vehicles, Inc. (“ASV”). The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the divestiture of the bus business, the results of operations of the bus business are reported as a loss from discontinued operations, net of income taxes, on the Consolidated Statements of Income and Comprehensive Income for the years ended July 31, 2016 and 2015. See Note 3 to the Consolidated Financial Statements for further information.

Recreational Vehicles

Thor, through its operating subsidiaries, is currently the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, International, Tommy Bahama®, Flying Cloud, Sport and Basecamp. Airstream also sells the Interstate series of Class B motorhomes.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Hurricane, Chateau, Windsport, Axis, Vegas, Tuscany, Palazzo, Aria, Quantum, Compass, Gemini and A.C.E.

Keystone

Keystone manufactures and sells conventional travel trailers and fifth wheels, and includes the operations of Keystone, Dutchmen and CrossRoads. Keystone manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Laredo, Bullet, Fuzion, Raptor, Passport and Cougar, while the Dutchmen travel trailer and fifth wheel trade names include Coleman, Kodiak, Aspen Trail, Aerolite and Voltage. CrossRoads manufactures and sells conventional travel trailers and fifth wheels under trade names such as Cruiser, Volante, Sunset Trail and Zinger and luxury fifth wheels under the trade name Redwood.

Heartland

Heartland manufactures and sells conventional travel trailers and fifth wheels, as well as equestrian recreational vehicle products with living quarters, and includes the operations of Heartland, Bison, CRV and DRV. Heartland, including CRV and DRV, manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Elkridge, Trail Runner, North Trail, Cyclone, Torque, Prowler, Wilderness, Shadow Cruiser, Fun Finder, MPG, Radiance and Stryker and luxury fifth wheels under the trade name DRV Mobile Suites. Bison manufactures and sells equestrian recreational vehicle products with living quarters under trade names such as Premiere, Silverado, Ranger, Laredo, Trail Boss and Trail Hand.

KZ

KZ manufactures and sells conventional travel trailers and fifth wheels and advanced lightweight travel trailers and specialty products, and includes the operations of KZ and Livin’ Lite. KZ manufactures and sells conventional travel trailers and fifth wheels under trade names such as Sportsmen, Spree, Venom, Durango, SportTrek, Connect, Sportster and Sonic, while Livin’ Lite manufactures and sells advanced lightweight travel trailers and specialty products under trade names such as Camplite and Quicksilver.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels, camping trailers and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle, Pinnacle and Seismic, and also manufactures Class A and Class C motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells conventional travel trailers and fifth wheels under trade names such as Launch, Autumn Ridge and Solstice. Highland Ridge manufactures and sells conventional travel trailers and fifth wheels under trade names such as Highlander, Mesa Ridge and Open Range. Entegra Coach manufactures and sells luxury Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone.

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

The operations of the Company’s Postle subsidiary, which was acquired May 1, 2015, are included in Other, which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towables and motorized segments, which are consummated at established arm’s length transfer prices consistent with the selling prices of extrusion components to third-party customers.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
Towables	$5,127,491	71	$3,338,659	73	$3,096,405	77
Motorized	1,971,466	27	1,094,250	24	870,799	22

Total recreational vehicles	7,098,957	98	4,432,909	97	3,967,204	99
Other	253,557	3	218,673	5	56,594	1
Intercompany eliminations	(105,562)	(1)	(69,470)	(2)	(16,979)	–

Total	$7,246,952	100	$4,582,112	100	$4,006,819	100

For additional information regarding our segments, see Note 4 to the Consolidated Financial Statements.

Recreational Vehicles

Overview

We manufacture a wide variety of recreational vehicles in the United States and sell those vehicles primarily throughout the United States and Canada, as well as related parts and accessories. Recreational vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (“RVIA”). The principal types of towable recreational vehicles that we produce include conventional travel trailers and fifth wheels. In addition, we also produce truck campers, folding campers and equestrian and other specialty towable recreational vehicles, as well as Class A, Class C and Class B motorhomes.

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

Production

In order to minimize finished inventory, our recreational vehicles generally are produced to dealer order. Our facilities are designed to provide efficient assembly-line manufacturing of products. Capacity increases can generally be achieved relatively quickly and at relatively low cost, largely by acquiring, leasing, or building additional facilities and equipment and increasing the number of production employees.

We purchase many of the components used in the production of our recreational vehicles in finished form. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers. We believe that, except for chassis and certain key towable RV components sourced from one major supplier, substitute sources for raw materials and components are generally available with no material impact on our operations.

Our relationship with our chassis suppliers is similar to our other RV vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, chassis manufacturers resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are generally based on the volume of chassis previously purchased. Sales of motorhomes rely on these chassis and are affected accordingly. We have not experienced any recent significant cost increases from our chassis suppliers.

Generally, all of our RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering and technological improvements.

Seasonality

Since recreational vehicles are used primarily by vacationers and campers, our recreational vehicle sales tend to be seasonal and, in most geographical areas, tend to be lower during the winter months than in other periods. As a result, recreational vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

We sell our recreational vehicles to independent, non-franchise dealers located primarily throughout the United States and Canada. Each of our recreational vehicle operating subsidiaries sell to their own network of independent dealers, with many dealers carrying more than one of our product lines, as well as products from other manufacturers. As of July 31, 2017, there were approximately 2,300 dealerships carrying our products in the U.S. and Canada. We believe that the working relationships between our management and sales personnel and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

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

In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, credit worthiness, reputation, experience and ability to provide service to the end customer. Many dealers carry the recreational vehicle lines of one or more of our competitors. Generally, each of our recreational vehicle operating subsidiaries have separate agreements with their dealers.

One of our dealers, FreedomRoads, LLC, accounted for 20% of our continuing consolidated net sales in fiscal 2017, 20% in fiscal 2016 and 17% in fiscal 2015, with the increases in fiscal 2017 and 2016 partially due to FreedomRoads, LLC’s acquisitions of formerly independent RV dealerships. This dealer also accounted for 30% of the Company’s consolidated trade accounts receivable at July 31, 2017 and 18% at July 31, 2016.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to eighteen months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2017 and July 31, 2016 were $2,200,544 and $1,898,307, respectively. The losses incurred due to repurchase were $302, $818 and $1,265 in fiscal 2017, 2016 and 2015, respectively.

Backlog

As of July 31, 2017, the backlog for towable and motorized recreational vehicle orders was $1,416,240 and $915,559, respectively, compared to $735,085 and $461,762, respectively, at July 31, 2016, reflecting increases of 92.7% and 98.3%, respectively.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. The existing backlog of towable and motorized recreational vehicles is expected to be filled in fiscal 2018.

Historically, the amount of our current backlog compared to our backlog in previous periods reflects general economic and industry conditions and, together with other relevant factors, such as continued acceptance of our products by the consumer, may be an indicator of our revenues in the near term.

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

Competition

The recreational vehicle industry is generally characterized by low barriers to entry. The recreational vehicle market is intensely competitive, with several other manufacturers selling products that compete directly with our products. We also experience a certain level of competition between our own operating subsidiaries. Increased activity in the market for used recreational vehicles also impacts manufacturers’ sales of new products. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the price, design, value and quality of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles. There are approximately 60 RV manufacturers in the U.S. and Canada, according to RVIA.

Our primary competitors within the towable and motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We estimate that, in the aggregate, we are the largest recreational vehicle manufacturer in terms of both units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2017, Thor’s combined U.S. and Canadian market share was approximately 50.7% for travel trailers and fifth wheels combined and approximately 39.6% for motorhomes.

Trademarks and Patents

We have registered United States trademarks, Canadian trademarks, certain international trademarks and licenses carrying the principal trade names and model lines under which our products are marketed. We hold and protect certain patents related to our business. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2017, we employed approximately 17,800 full-time employees in the United States, of which approximately 1,900 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information about Foreign and Domestic Operations and Export Sales

We manufacture all of our recreational vehicles in the United States. Export sales from our continuing operations, predominantly to Canada, were $628,176, $368,426 and $465,642 in fiscal 2017, 2016 and 2015, respectively, with these totals being adversely impacted by the relative strength of the U.S. dollar during those periods.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, raw material or chassis supply restrictions, the level of warranty claims incurred, legislative, regulatory and tax policy developments, the costs of compliance with increased governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, the potential impact of rising interest rates on the general economy and specifically on our dealers and consumers, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, a shortage of necessary personnel for production, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strength of the U.S. dollar on international demand, general economic, market and political conditions and other risks and uncertainties, including those discussed more fully in ITEM 1A. RISK FACTORS below.

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

The risks and uncertainties described below are not the only ones we face and represent risks that our management believes are material to our Company and our business. Additional risks and uncertainties not presently known to us or that we currently deem not material may also harm our business. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed.

Risks Relating To Our Business

The industry in which we operate is highly competitive.

The industry in which we are engaged is highly competitive. The recreational vehicle industry is generally characterized by low barriers to entry, which result in numerous existing and potential recreational vehicle manufacturing competitors. Certain of our operating subsidiaries also compete with each other. Competition is based upon price, design, value, quality, service as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. If existing or new competitors develop products that are superior to ours or that achieve better consumer acceptance, our market share, sales volume and profit margins may be adversely affected.

In addition to direct manufacturing competitors, we also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn. The availability of used recreational vehicles and the pricing differential between used and new recreational vehicles are among the primary factors which impact the competitiveness of used vehicle sales.

The industry in which we operate is centered in northern Indiana.

The majority of our operations are located in one region. The geographic centrality of the RV industry in northern Indiana, where the majority of our facilities are located, creates certain risks, including:

●	Competition for workers skilled in the industry, especially during times of increasing RV production, which may increase the cost of our labor or limit the speed at which we can expand production;

●

Employee retention and recruitment challenges, as employees with industry knowledge and experience may be attracted to the most lucrative positions and their ability to change employers is relatively easy;

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

From a longer-term perspective, the recreational vehicle industry has historically been cyclical in nature, and there can be substantial annual fluctuations in our production levels, shipments and operating results. As discussed further below, numerous external factors have historically contributed to such cyclicality. Due to the seasonality and cyclicality inherent in our business, the results for any annual or quarterly prior period may not be indicative of results for any future annual or quarterly period.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors, such as general economic conditions, credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific external factors affecting our business include:

●	Overall consumer confidence and the level of discretionary consumer spending;

●	Industry demand;

●	Retail and wholesale buying patterns;

●	Dealer confidence and stocking levels;

●	General economic, market and political conditions, including war, terrorism and military conflict;

●	Tax policies and tax rates;

●	RV retail consumer demographics;

●	Interest rates and the availability of credit;

●	Employment trends;

●	Consolidation of RV dealerships;

●	Global, domestic or regional financial turmoil;

●	Natural disasters;

●	Raw material costs;

●	Availability of raw materials and components used in production;

●	Relative or perceived cost, availability and comfort of recreational vehicle use versus other modes of travel, such as car, air or rail travel; and

●	Increases in real wages and disposable income of consumers and their willingness to make large discretionary purchases.

The loss of our largest dealer could have a significant effect on our business.

Sales to FreedomRoads, LLC accounted for 20% of our consolidated net sales for fiscal 2017. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships which has impacted our sales and concentration of sales to FreedomRoads, LLC. Future consolidation of dealerships by FreedomRoads, LLC could impact our sales, concentration of sales to this key dealer and our exposure under repurchase obligations.

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

Gasoline or diesel fuel is required for the operation of our vehicles or the vehicles which tow our products. Shortages or rationing of gasoline and diesel fuel, and significant, sudden increases in the price of fuel have had a material adverse effect on the recreational vehicle industry as a whole in the past and could have a material adverse effect on our business in the future.

Business acquisitions pose integration risks.

Our growth has been both internal and by acquisition. Business acquisitions and the merger of subsidiaries within Thor, pose a number of potential integration risks that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of recent transaction activity, the integration of acquired companies, assets and operations and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

●	The diversion of management’s attention from the management of daily operations to various transaction and integration activities;

●	The potential for disruption to existing operations and plans;

●	The assimilation and retention of employees, including key employees;

●	The ability of our management teams to manage expanded operations to meet operational and financial expectations;

●	The integration of departments and systems, including accounting systems, technologies, books and records and procedures;

●	The potential loss of, or adverse effects on, existing business relationships with suppliers and customers; and

●	The assumption of liabilities of the acquired businesses, which could be greater than anticipated.

The terms of our credit agreement could adversely affect our operating flexibility.

Our $500 million long-term credit facility is secured by certain assets of the Company, primarily cash, inventory, accounts receivable and certain machinery and equipment. The credit agreement contains certain requirements, affirmative and negative covenants and, under certain circumstances, a financial covenant. If we are unable to comply with these requirements and covenants, we may be restricted in our ability to pay dividends or engage in certain other business transactions, the lender may obtain control of our cash accounts or we may incur an event of default. Borrowing availability under the credit agreement is determined on a monthly basis and is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to specified assets of the Company.

Our business depends on the performance of independent dealers and transportation carriers.

We distribute our products through a system of independent, authorized dealers, many of whom sell products from competing manufacturers. The Company depends on the capability of these independent authorized dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the products that the dealers purchase from the Company. If the Company’s independent dealers are not successful in these endeavors, then the Company may be unable to maintain or grow its revenues and meet its financial expectations. The geographic coverage of our dealers and their individual business conditions can affect the ability of our authorized dealers to sell our products to consumers. If dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain dealerships. As a result, the Company could face additional adverse consequences related to the termination of dealer relationships. For example, the unplanned loss of any of the Company’s independent dealers could lead to inadequate market coverage of our products. In addition, recent consolidation of dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers.

Most often, our products are delivered via a system of independent transportation contractors. The network of carriers is limited and, in times of high demand and limited availability, can create risk in, and disruption of, our distribution channel.

Our business is affected by the availability and terms of financing to dealers and retail purchasers.

Generally, recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. In addition, two major floor plan financial institutions held approximately 75% of our portion of our dealers’ total floored dollars outstanding at July 31, 2017.

Substantial or sudden increases in interest rates and decreases in the general availability of credit have had an adverse impact on our business and results of operations in the past and may do so in the future. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales.

We cannot be certain that historical consumer preferences for recreational vehicles in general, and our products in particular, will remain unchanged. Recreational vehicles are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products.

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Managing frequent product introductions poses inherent risks. Delays in the introduction or market acceptance of new models, designs or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, our revenues may be adversely affected if our new models and products are not introduced to the market on time or are not successful when introduced. Finally, our competitors’ new products may obtain better market acceptance or render our products obsolete.

If the frequency and size of product liability and other claims against us increase, our business, results of operations and financial condition may be harmed.

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including, without limitation, wrongful death, personal injury and warranties. We generally self-insure a portion of our product liability and other claims and also purchase product liability and other insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. We have a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $500 to $7,500 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after March 31, 2015 is subject to the $500 SIR, while matters occurring after March 31, 2014 and through March 31, 2015 are subject to a $1,000 SIR.

Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $50,000 with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and size of claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future SIR levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

When we introduce new products into the marketplace, we may incur expenses that we did not anticipate, which, in turn, can result in reduced earnings.

The introduction of new models, floor plans and features are critical to our future success. We may incur unexpected expenses, however, when we introduce new models, floor plans or features. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product or may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings. Estimated warranty costs are provided at the time of product sale to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to our estimates could result in increased warranty reserves and expense which could have an adverse impact on our earnings.

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

Primarily, this occurs in the case of 1) motorized chassis, where there are a limited number of chassis suppliers, and 2) windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where LCI Industries is a major supplier for these items within the RV industry.

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

LCI Industries is a major supplier of a number of key components of our recreational vehicles such as windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture. We have not experienced any significant shortages or delays in delivery related to these items; however, if industry demand were to increase faster than LCI Industries can respond, or other factors impact their ability to continue to supply our needs for these key components, our business could be adversely affected.

In addition, certain RV components are sourced from foreign locations. Port, production or other delays could cause shortages of certain RV components or sub-components. This could result in increased costs related to alternative supplies or a potential decrease in our sales and earnings if alternatives are not readily available.

Finally, as is standard in the industry, arrangements with chassis and other suppliers are generally terminable at any time by either our Company or the supplier. If we cannot obtain an adequate supply of chassis or other key components, this could result in a decrease in our sales and earnings.

Our products and services may experience quality problems from time to time that can result in decreased sales and gross margin and could harm our reputation.

Our products contain thousands of parts, many of which are supplied by a network of approved vendors. As with all of our competitors, defects may occur in our products, including those purchased from our vendors. We cannot assure you that we will detect all such defects prior to distribution of our products. In addition, although we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage, we cannot assure you that if a defect in a vendor-supplied part were to occur that the vendor would have the ability to financially rectify the defect. Failure to detect defects in our products, including vendor-supplied parts, could result in lost revenue, increased warranty and related costs and could harm our reputation.

Our business is subject to numerous federal, state and local regulations.

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for vehicles and components which have been promulgated under the NTMVSA by the U.S. Department of Transportation.

‘

The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Sales into foreign countries may be subject to similar regulations. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations and could harm our reputation. Additionally, changes in regulations or the imposition of additional regulations could have a material adverse effect on our Company.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws”. Federal, state and foreign laws and regulations impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations.

Further, certain other U.S. and foreign laws and regulations affect the Company’s activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, real estate, promotions, quality of services, intellectual property, tax, import and export duties, tariffs, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal or civil proceedings and regulatory or other actions that could materially adversely affect our operating results.

As a publicly-traded company, we are subject to rules and regulations promulgated by the Securities and Exchange Commission and the New York Stock Exchange.

Failure as a public company to comply with relevant rules and regulations of the Securities and Exchange Commission or the New York Stock Exchange could have an adverse impact on our business. Additionally, amendments to these rules or regulations and the implementation of new rules or regulations could increase the compliance, reporting, or other operating or administrative costs, and therefore could have an adverse impact on our business.

As a public company, we may be required to disclose certain information that may put us at a competitive disadvantage compared to certain of our competitors.

Interruption of information service or misappropriation or breach of our information systems could cause disruption to our operations and the accumulation and reporting of operating results, cause disclosure of confidential information or cause damage to our reputation.

Our business relies on information systems and other technology (“information systems”) to support aspects of our business operations, including but not limited to, procurement, supply chain management, manufacturing, design, distribution, invoicing and collection of payments. We use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Our business processes and operations may, however, be negatively impacted in the event of a substantial disruption of service.

The methods and technologies used to obtain unauthorized access are constantly changing and may be difficult to anticipate. While we have implemented and periodically review security measures and processes designed to prevent unauthorized access to our systems, we may not be able to anticipate and effectively prevent unauthorized access or data loss in the future. The misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws and damage to our reputation which could, in turn, have a significant, negative impact on our results of operations.

We may not be able to protect our intellectual property and may be subject to infringement claims.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our intellectual property against infringement and misappropriation by defending our intellectual property rights. To protect these rights, we rely on intellectual property laws of the U.S., Canada, and other countries, as well as contractual and other legal rights. We seek to acquire the rights to intellectual property necessary for our operations. However, we cannot assure you that our measures will be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation, which could result in a diversion of resources.

The inability to protect our intellectual property rights could result in competitors undermining the value of our brands by, among other initiatives, manufacturing and marketing similar products, which could adversely affect our market share and results of operations. Moreover, competitors or other third parties may challenge or seek to invalidate or avoid the application of our existing or future intellectual property rights that we receive or license. The loss of protection for our intellectual property could reduce the market value of our brands and our products and services, lower our profits, and could otherwise have a material adverse effect on our business, financial condition, cash flows or results of operation.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign, reengineer, or rebrand our products, if feasible, divert management’s attention and resources, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our business, financial condition, and results of operations.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, a non-cash impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower-than-anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

Our ability to meet our manufacturing workforce needs is crucial.

We rely on the existence of an available, qualified workforce to manufacture our products. Competition for qualified employees could require us to pay higher wages to attract and retain a sufficient number of qualified employees. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all.

Our operations are dependent upon the services of key individuals, and their loss could materially harm us.

We rely upon the knowledge, experience and skills of our employees to compete effectively in our business and manage our operations. Our future success depends on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel. Upon the departure of key employees, our success may depend upon the existence of adequate succession plans. The loss of key employees or the failure to attract or retain qualified employees could have a material adverse effect on us in the event that our succession plans prove inadequate.

Construction, re-configuration, relocation or expansion of production facilities may incur unanticipated costs or delays that could adversely affect operating results.

The development and expansion of certain products and models may require the construction, re-configuration, relocation or expansion of production facilities. Such activities may be delayed or incur unanticipated costs, which could have a material adverse effect on our operating results and financial condition. In addition, upon the commencement of operations in new facilities we may incur unanticipated costs and suffer inefficiencies, which may adversely affect our profitability.

The relative strength of the U.S. dollar may impact sales.

We have historically generated considerable sales in Canada and sales to Canadian dealers are made in U.S. dollars. The strength of the U.S. dollar relative to the Canadian dollar adversely impacts sales in Canada. Should the U.S. dollar remain strong or further strengthen relative to the Canadian dollar, our Canadian sales will likely continue to be negatively impacted.

Commodity price fluctuations may impact operating results.

Commodity costs, including aluminum which is utilized extensively by certain of our subsidiaries, are subject to price fluctuations outside of our control. The price of aluminum is typically influenced by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories), and the level of activity by financial investors. In addition, the price of aluminum is influenced by the supply of, and demand for, metal in a particular region and associated transportation costs. Similarly, other commodity prices such as for steel and wood or wood products are also subject to price fluctuations outside of our control. Pricing changes for aluminum, steel, wood, and other relevant commodities, and the level of aluminum, steel, wood or other commodity inventory maintained by the Company, may ultimately adversely impact operating results.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. The Company monitors its policies, procedures and controls; however, we cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risk taking or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

Increases in healthcare, workers compensation or other employee benefit costs could negatively impact our results of operations and financial condition.

The Company incurs significant costs with respect to employee healthcare and workers compensation benefits. The Company is self-insured for employee healthcare and workers compensation benefits up to certain defined retention limits. If costs related to these or other employee benefits increase as a result of increased healthcare costs, increased utilization of such benefits as a result of increased claims, new or revised governmental mandates or otherwise, our operating results and financial condition may suffer.

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

The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. If this volatility continues, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

●	The development of new products and features by our competitors;

●	Development of new collaborative arrangements by us, our competitors or other parties;

●	Changes in government regulations applicable to our business;

●	Changes in investor perception of our business and/or management;

●	Changes in global economic conditions or general market conditions in our industry;

●	Occurrence of major catastrophic events; and

●	Sales of our common stock held by certain equity investors or members of management.

Fluctuations in our quarterly results may, particularly if unforeseen, cause us to miss investor expectations or independent analyst estimates, which might result in analysts or investors changing their opinions and/or recommendations regarding our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2017, we owned or leased approximately 13,183,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. As a result of our continued expansion efforts, we added 882,000 square feet in facilities in fiscal 2017. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2017:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream) (A)(B)	Owned	11	613,000
Elkhart, IN (Thor Motor Coach) (B)	Owned	14	722,000
Bristol, IN (Thor Motor Coach) (B)	Owned	2	122,000
Wakarusa, IN (Thor Motor Coach) (B)	Owned	1	52,000
Middlebury, IN (Keystone) (A)	Owned	2	181,000
Goshen, IN (Keystone) (A)	Owned	26	2,250,000
Topeka, IN (Keystone) (A)	Owned	11	742,000
Syracuse, IN (Keystone) (A)	Owned	1	138,000
Pendleton, OR (Keystone) (A)	Owned	4	376,000
Elkhart, IN (Heartland) (A)	Owned	16	1,103,000
Elkhart, IN (Heartland) (A)	Leased	1	53,000
Middlebury, IN (Heartland) (A)	Owned	1	143,000
Nappanee, IN (Heartland) (A)	Owned	2	111,000
Howe, IN (Heartland) (A)	Owned	3	266,000
LaGrange, IN (Heartland) (A)	Leased	1	126,000
Nampa, ID (Heartland) (A)	Owned	1	252,000
Shipshewana, IN (KZ) (A)	Owned	14	555,000
Middlebury, IN (Jayco) (A)(B)	Owned	29	2,054,000
Elkhart, IN (Jayco) (B)	Owned	2	90,000
Topeka, IN (Jayco) (A)	Owned	6	377,000
Topeka, IN (Jayco) (A)	Leased	1	69,000
Shipshewana, IN (Jayco) (A)	Owned	6	289,000
Twin Falls, ID (Jayco) (A)	Owned	3	162,000
RV Subtotal		158	10,846,000

Other:
Cassopolis, MI (C)	Leased	4	270,000
Elkhart, IN (C)	Leased	4	389,000
Elkhart, IN (C)	Owned	1	50,000
Other Subtotal		9	709,000

Corporate:
Elkhart, IN (Corporate)	Owned	1	21,000
Milford, IN (utilized by Bison)	Owned	7	138,000
Elkhart, IN (utilized by Thor Motor Coach)	Owned	3	223,000
Wakarusa, IN (utilized by Keystone and Thor Motor Coach)	Owned	18	1,246,000
Corporate Subtotal		29	1,628,000

Total		196	13,183,000

(A)   Included in the towable recreational vehicles reportable segment.

(B)   Included in the motorized recreational vehicles reportable segment.

(C)   Included in the other non-reportable segment.

ITEM 3. LEGAL PROCEEDINGS

At July 31, 2017, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low market prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$87.08	$74.75	$57.35	$50.12
Second Quarter	108.45	74.00	62.99	47.59
Third Quarter	115.74	88.87	64.79	47.56
Fourth Quarter	109.91	87.96	76.76	60.05

Holders

As of September 1, 2017, the number of holders of record of the Common Stock was 160.

Dividends

In fiscal 2017, we paid a $0.33 per share dividend for each fiscal quarter. In fiscal 2016, we paid a $0.30 per share dividend for each fiscal quarter.

The Company’s Board currently intends to continue cash dividends for each quarter in the foreseeable future. As is customary under asset-based lines of credit, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payments of dividends include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreement. The declaration of future dividends, and the establishment of the per share amounts, record dates and payment dates for any such future dividends, are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the fourth quarter of fiscal 2017.

Equity Compensation Plan Information – see ITEM 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2017	2016(1)(2)	2015(3)	2014(4)	2013(5)
Income statement data:
Net sales	$7,246,952	$4,582,112	$4,006,819	$3,525,456	$3,241,795
Net income from continuing operations	374,254	258,022	202,009	175,516	151,676
Net income	374,254	256,519	199,385	179,002	152,862
Earnings per common share from continuing operations:
Basic	$7.12	$4.92	$3.80	$3.29	$2.86
Diluted	$7.09	$4.91	$3.79	$3.29	$2.86
Earnings per common share:
Basic	$7.12	$4.89	$3.75	$3.36	$2.88
Diluted	$7.09	$4.88	$3.74	$3.35	$2.88
Dividends paid per common share:
Regular	$1.32	$1.20	$1.08	$0.92	$0.72
Special	$–	$–	$–	$1.00	$1.50
Balance sheet data:
Total assets	$2,557,931	$2,325,464	$1,503,248	$1,408,718	$1,328,268
Long-term liabilities	200,345	408,590	59,726	60,306	73,982

(1)	Includes a non-cash goodwill impairment of $9,113 associated with a subsidiary in our towable segment.

(2)	Includes one month of the operations of Jayco from the date of its acquisition during the fiscal year.

(3)	Includes three and seven months of the operations of Postle and CRV/DRV, respectively, from the dates of their acquisitions during the fiscal year.

(4)	Includes three, nine and eleven months of the operations of KZ, Bison and Livin’ Lite, respectively, from the dates of their acquisitions during the fiscal year.

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

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs in North America. According to Statistical Surveys, Inc., for the six months ended June 30, 2017, Thor’s combined U.S. and Canadian market share was approximately 50.7% for travel trailers and fifth wheels combined and approximately 39.6% for motorhomes.

Our business model includes decentralized operating units, and we compensate operating management primarily with cash, based upon the profitability of the business unit which they manage. Our corporate staff provides financial management, insurance, legal, human resource, risk management, marketing and internal audit functions. Senior corporate management interacts regularly with operating management to assure that corporate objectives are understood and monitored appropriately.

Our RV products are sold to non-franchise dealers who, in turn, retail those products. We generally do not finance dealers directly, but do provide repurchase agreements to the dealers’ floor plan lenders.

Our growth has been both internal and by acquisition. Our strategy is designed to increase our profitability through innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making acquisitions.

We generally rely on internally generated cash flows from continuing operations to finance our growth, however, we did obtain a credit facility to partially fund the Jayco, Corp. acquisition as more fully described in Notes 2 and 11 to the Consolidated Financial Statements. Capital expenditures of $115,027 in fiscal 2017 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

Significant Events

Fiscal 2016

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for cash consideration of $562,690, net of cash acquired. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Notes 2 and 11 to the Consolidated Financial Statements. Jayco operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

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

Discontinued Operations (Fiscal 2014)

On July 31, 2013, the Company entered into a definitive Stock Purchase Agreement (“ASV SPA”) and sold our bus business to Allied Specialty Vehicles, Inc. (“ASV”). The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the sale, the results of operations of the bus business are reported as loss from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2016 and 2015. See Note 3 to the Consolidated Financial Statements for further information. The following table summarizes the results of discontinued operations:

	2017	2016	2015

Loss before income taxes	$–	$(2,417)	$(4,791)
Income tax benefit	–	914	2,167

Loss from discontinued operations, net of income taxes	$–	$(1,503)	$(2,624)

The loss before income taxes of discontinued operations reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and workers’ compensation claims occurring prior to the closing date of the sale.

Industry Outlook

The Company monitors industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the RVIA, which is typically issued on a one-month lag and represents the manufacturers’ RV production and delivery to dealers. In addition, the Company monitors monthly retail (end user) sales trends as reported by Statistical Surveys, Inc., whose data is typically issued on a month-and-a-half lag. We believe that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production and sales.

We believe our dealer inventory is generally at appropriate levels for seasonal consumer demand, with dealers reflecting optimism at the RV Open House in September 2017. RV dealer inventory of Thor products as of July 31, 2017 increased 16.1% to approximately 109,700 units from approximately 94,500 units as of July 31, 2016. Thor’s total RV backlog as of July 31, 2017 increased $1,134,952 or 94.8% to $2,331,799 from $1,196,847 as of July 31, 2016.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,
	2017	2016	Increase	Change
Towables – Units	223,644	197,515	26,129	13.2%
Motorized – Units	32,786	28,771	4,015	14.0%

Total	256,430	226,286	30,144	13.3%

According to the most recent RVIA forecast in August 2017, shipments for towable and motorized units for the 2017 calendar year will approximate 419,500 and 60,200 units, respectively, which are 11.6% and 9.9% higher, respectively, than the corresponding 2016 calendar year wholesale shipments. The combined total of 479,700 units would be the third largest total in the past half century. Travel trailers and fifth wheels are expected to account for approximately 85% of all RV shipments in calendar year 2017, and more Class C motorhomes are expected to be shipped in 2017 than any year since 1984. The outlook for calendar year 2017 growth in RV sales is based on the expectation of continued gains in jobs and disposable income and low inflation. It also takes into account the impact of slowly rising interest rates and assumes geopolitical risks will have minimal impact on the overall pace of growth in the domestic economy.

RVIA has also forecasted that 2018 calendar year shipments for towables and motorized units will approximate 429,300 and 61,900 units, respectively, which are 2.3% and 2.8% higher, respectively, than expected 2017 calendar year shipments.

Industry Retail Statistics – Calendar YTD

We believe that retail demand is the key to continued growth in the RV industry. We believe that RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales going forward.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc. for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,
	2017	2016	Increase	Change
Towables – Units	215,945	192,610	23,335	12.1%
Motorized – Units	30, 543	25,997	4,546	17.5%

Total	246,488	218,607	27,881	12.8%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments, for the six-month periods ended June 30, 2017 and 2016, to correspond to the industry periods denoted above, were as follows (the 2016 totals exclude Jayco due to the timing of its acquisition on June 30, 2016):

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,
	2017	2016	Increase	Change
Towables – Units	116,278	67,684	48,594	71.8%
Motorized – Units	13,484	7,681	5,803	75.6%

Total	129,762	75,365	54,397	72.2%

Company Retail Statistics – Calendar YTD

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc., were as follows for the six-month periods ended June 30, 2017 and 2016, to correspond to the industry periods denoted above, and are adjusted to include retail unit shipment results from acquisitions only from the date of acquisition forward (therefore, the 2016 totals exclude Jayco due to the timing of its acquisition on June 30, 2016):

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,
	2017	2016	Increase	Change
Towables – Units	106,795	66,308	40,487	61.1%
Motorized – Units	12,096	6,857	5,239	76.4%

Total	118,891	73,165	45,726	62.5%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Fiscal Year

For the fiscal years ended July 31, 2017 and 2016, the Company’s wholesale RV shipments were as follows (includes Jayco results only from the June 30, 2016 date of acquisition forward):

	U.S. and Canada Wholesale Unit Shipments
	Fiscal Year Ended July 31,
	2017	2016	Increase	Change
Towables – Units	213,562	128,932	84,630	65.6%
Motorized – Units	24,133	13,815	10,318	74.7%

Total	237,695	142,747	94,948	66.5%

The wholesale totals above for towables and motorized units include 62,642 and 5,654 units, respectively, in fiscal 2017 and 3,577 and 243 units, respectively, in fiscal 2016 related to Jayco since its June 30, 2016 acquisition date.

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the state of the housing market and changes in tax rates and fuel prices. Assuming continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see continued growth in the RV industry.

A positive future outlook for the RV segment is supported by favorable demographics. The number of consumers between the ages of 55 and 74, the age brackets that historically have accounted for the bulk of retail RV sales, will total 79 million by 2025, 15% higher than in 2015 according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined at the time as those between the ages of 18 and 34, consisted of more than 75 million people in 2015. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Based on the Kampgrounds of America (KOA) 2017 North American Camping Report, their millennial group comprised 31% of the total population in the most recent census yet accounted for 38% of the total campers in 2016, which increased from 34% of the total campers in 2015. Younger RV consumers are generally attracted to lower and moderately priced travel trailers, as affordability is a key driver at this stage in their lives.

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

FISCAL 2017 VS. FISCAL 2016

	Fiscal 2017		Fiscal 2016		Change Amount	% Change
NET SALES
Recreational vehicles
Towables	$5,127,491		$3,338,659		$1,788,832	53.6
Motorized	1,971,466		1,094,250		877,216	80.2

Total recreational vehicles	7,098,957		4,432,909		2,666,048	60.1
Other	253,557		218,673		34,884	16.0
Intercompany eliminations	(105,562)		(69,470)		(36,092)	(52.0)

Total	$7,246,952		$4,582,112		$2,664,840	58.2

# OF UNITS
Recreational vehicles
Towables	213,562		128,932		84,630	65.6
Motorized	24,133		13,815		10,318	74.7

Total	237,695		142,747		94,948	66.5

	Fiscal 2017	% of Segment Net Sales	Fiscal 2016	% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT
Recreational vehicles
Towables	$783,752	15.3	$547,460	16.4	$236,292	43.2
Motorized	215,324	10.9	144,913	13.2	70,411	48.6

Total recreational vehicles	999,076	14.1	692,373	15.6	306,703	44.3
Other	44,702	17.6	33,975	15.5	10,727	31.6
Intercompany eliminations	(195)	–	(23)	–	(172)	–

Total	$1,043,583	14.4	$726,325	15.9	$317,258	43.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational vehicles
Towables	$273,550	5.3	$195,983	5.9	$77,567	39.6
Motorized	86,009	4.4	56,214	5.1	29,795	53.0

Total recreational vehicles	359,559	5.1	252,197	5.7	107,362	42.6
Other	8,935	3.5	8,162	3.7	773	9.5
Corporate	51,353	–	45,910	–	5,443	11.9

Total	$419,847	5.8	$306,269	6.7	$113,578	37.1

INCOME (LOSS) BEFORE INCOME TAXES
Recreational vehicles
Towables	$458,915	9.0	$321,874	9.6	$137,041	42.6
Motorized	125,323	6.4	88,523	8.1	36,800	41.6

Total recreational vehicles	584,238	8.2	410,397	9.3	173,841	42.4
Other	28,909	11.4	18,547	8.5	10,362	55.9
Intercompany eliminations	(195)	–	(23)	–	(172)	–
Corporate	(56,566)	–	(45,608)	–	(10,958)	(24.0)

Total	$556,386	7.7	$383,313	8.4	$173,073	45.2

ORDER BACKLOG	As of July 31, 2017		As of July 31, 2016		Change Amount	% Change
Recreational vehicles
Towables	$1,416,240		$735,085		$681,155	92.7
Motorized	915,559		461,762		453,797	98.3

Total	$2,331,799		$1,196,847		$1,134,952	94.8

CONSOLIDATED

Consolidated net sales for fiscal 2017 increased $2,664,840 or 58.2%, compared to fiscal 2016. Jayco accounted for $1,814,048 of the $2,664,840 increase and 39.6% of the 58.2% increase in consolidated net sales due to the inclusion of twelve months of Jayco’s operations in fiscal 2017 as compared to one month in fiscal 2016 from the date of acquisition. Consolidated gross profit for fiscal 2017 increased $317,258, or 43.7%, compared to fiscal 2016, with Jayco accounting for $212,050 of the $317,258 increase and 29.2% of the 43.7% increase. Consolidated gross profit was 14.4% of consolidated net sales for fiscal 2017 and 15.9% for fiscal 2016. The decrease in gross profit percentage is primarily due to the dilutive impact of both Jayco’s gross profit percentage of 11.5% and the overall market-driven changes in product mix toward generally smaller and lower-priced units, which typically have lower gross margins. In addition, there was a higher concentration of motorized net sales to consolidated net sales in fiscal 2017 as compared to fiscal 2016, and motorized products typically carry a lower gross margin as compared to towable products.

Selling, general and administrative expenses for fiscal 2017 increased $113,578 or 37.1% compared to fiscal 2016. Amortization of intangible assets expense for fiscal 2017 increased $35,963 compared to fiscal 2016, primarily due to the increase in Jayco’s total amortization expense of $38,386. Income from continuing operations before income taxes for fiscal 2017 was $556,386, as compared to $383,313 for fiscal 2016, an increase of $173,073 or 45.2%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $5,443 to $51,353 for fiscal 2017 compared to $45,910 for fiscal 2016. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $2,973 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $3,113. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $2,342, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. Costs related to sales and marketing initiatives also increased $1,366. These increases were partially offset by a decrease of $4,882 in legal and professional fees, primarily due to non-recurring professional fees incurred in fiscal 2016 related to the Jayco acquisition and the development of long-term strategic growth initiatives.

Corporate interest and other income and expense was $5,213 of net expense for fiscal 2017 compared to $302 of net income for fiscal 2016. This increase in net expense of $5,515 is primarily due to an increase in interest expense and fees of $8,172 related to the revolving credit facility, as there were twelve months of these expenses in fiscal 2017 as compared to one month in fiscal 2016 from the date of the establishment of the facility and the related Jayco acquisition. This increase in expense was partially offset by the investment income and market value appreciation on the Company’s deferred compensation plan assets totaling $2,879 in fiscal 2017 as compared to $537 in fiscal 2016, an increase in income of $2,342.

The overall annual effective tax rate for fiscal 2017 remained constant at 32.7% on $556,386 of income before income taxes, compared with 32.7% on $383,313 of income before income taxes for fiscal 2016. The effective income tax rate for fiscal 2017 includes a benefit of $1,898 related to the adoption of ASU 2016-09 as discussed in Note 1 to the Consolidated Financial Statements. The effective income tax rates for the fiscal 2017 and fiscal 2016 periods were both favorably impacted by various uncertain tax benefit settlements and expirations.

SEGMENT REPORTING

Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2017 vs. Fiscal 2016

	Fiscal 2017	% of Segment Net Sales	Fiscal 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$3,088,561	60.2	$1,884,128	56.4	$1,204,433	63.9
Fifth Wheels	2,038,930	39.8	1,454,531	43.6	584,399	40.2

Total Towables	$5,127,491	100.0	$3,338,659	100.0	$1,788,832	53.6

	Fiscal 2017	% of Segment Net Sales	Fiscal 2016	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	166,140	77.8	95,561	74.1	70,579	73.9
Fifth Wheels	47,422	22.2	33,371	25.9	14,051	42.1

Total Towables	213,562	100.0	128,932	100.0	84,630	65.6

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Decrease
Towables
Travel Trailers and Other	(10.0)
Fifth Wheels	(1.9)
Total Towables	(12.0)

The increase in total towables net sales of 53.6% compared to the prior fiscal year resulted from a 65.6% increase in unit shipments partially offset by a 12.0% decrease in the overall net price per unit due to the impact of changes in product mix and price. Jayco accounted for 37.7% of the 53.6% increase in total towable net sales and for $1,257,659 of the $1,788,832 increase due to the inclusion of twelve months of Jayco’s operations in fiscal 2017 as compared to one month in fiscal 2016 from the date of acquisition. Jayco also accounted for 45.8% of the 65.6% increase in total towable unit shipments and for 59,065 of the 84,630 unit increase. The 12.0% decrease in the overall towables net price per unit is greater than the percentage decreases within the travel trailer and fifth wheel product lines due to a higher concentration of the more moderately priced travel trailers and other units, as compared to fifth wheels, in the current-year period as compared to the prior-year period. The “Other” units within the travel trailer and other category consist primarily of truck and folding campers and other specialty vehicles. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the twelve months ended July 31, 2017 was 17.7% compared to the same period last year according to statistics published by RVIA.

The decreases in the overall net price per unit within the travel trailer and other product lines of 10.0% and the fifth wheel product lines of 1.9% were both primarily due to a change in product mix, attributable to both the acquisition of Jayco and market-driven changes in product mix toward generally smaller and lower-priced units.

Cost of products sold increased $1,552,540 to $4,343,739, or 84.7% of towables net sales, for fiscal 2017 compared to $2,791,199, or 83.6% of towables net sales, for fiscal 2016. The change in material, labor, freight-out and warranty costs comprised $1,450,503 of the $1,552,540 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales increased to 78.9% for fiscal 2017 compared to 77.7% for fiscal 2016. This increase in percentage was primarily the result of increases in both the material and freight-out percentages to sales due to changes in product mix, which is partially attributable to the acquisition of Jayco. There was also a modest increase in labor costs due to both the current competitive RV labor market and training an increasing workforce. Total manufacturing overhead increased $102,037 with the increase in sales, but decreased slightly as a percentage of towables net sales from 5.9% to 5.8%.

Variable costs in manufacturing overhead increased $95,035 to $274,407, or 5.4% of towable net sales, for fiscal 2017 compared to $179,372, or 5.4% of towable net sales, for fiscal 2016 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $7,002 to $23,103 in fiscal 2017 from $16,101 in fiscal 2016 primarily due to the increase in manufacturing facilities and production lines.

Towables gross profit increased $236,292 to $783,752, or 15.3% of towables net sales, in fiscal 2017 compared to $547,460, or 16.4% of towables net sales, in fiscal 2016. The increase in gross profit is primarily due to the 65.6% increase in unit sales volume noted above, while the decrease in the gross profit percentage is primarily due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $273,550, or 5.3% of towables net sales, for fiscal 2017 compared to $195,983, or 5.9% of towables net sales, for fiscal 2016. The primary reason for the $77,567 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $55,791. These costs, however, decreased as a percentage of towables net sales by 0.4% compared to the prior fiscal year. Sales-related travel, advertising and promotional costs also increased $11,296 in correlation with the sales increase and legal, professional and related settlement cost increased $4,033.

Towables income before income taxes was $458,915, or 9.0% of towables net sales, for fiscal 2017 compared to $321,874, or 9.6% of towables net sales, for fiscal 2016. The primary reason for the decrease in percentage was the impact of the increase in the cost of products sold percentage as noted above. In addition, amortization costs as a percentage of towables net sales also increased 0.4% due to the increase of $34,581 in Jayco’s amortization costs. These increases in cost percentages were partially offset by the one-time goodwill impairment charge of $9,113 included in the results for fiscal 2016 as discussed in Note 7 to the Consolidated Financial Statements, and the decrease in the selling, general and administrative expense percentage noted above.

Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2017 vs. Fiscal 2016

	Fiscal 2017	% of Segment Net Sales	Fiscal 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$914,681	46.4	$583,252	53.3	$331,429	56.8
Class C	968,899	49.1	427,951	39.1	540,948	126.4
Class B	87,886	4.5	83,047	7.6	4,839	5.8

Total Motorized	$1,971,466	100.0	$1,094,250	100.0	$877,216	80.2

	Fiscal 2017	% of Segment Net Sales	Fiscal 2016	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Motorized
Class A	8,264	34.2	6,114	44.3	2,150	35.2
Class C	15,181	62.9	7,023	50.8	8,158	116.2
Class B	688	2.9	678	4.9	10	1.5

Total Motorized	24,133	100.0	13,815	100.0	10,318	74.7

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
Motorized
Class A	21.6
Class C	10.2
Class B	4.3
Total Motorized	5.5

The increase in total motorized net sales of 80.2% compared to the prior fiscal year resulted from a 74.7% increase in unit shipments and a 5.5% increase in the overall net price per unit due to the impact of changes in product mix and price. Jayco accounted for 50.8% of the 80.2% increase in total motorized net sales and for $556,389 of the $877,216 increase due to the inclusion of twelve months of Jayco’s operations in fiscal 2017 as compared to one month in fiscal 2016 from the date of acquisition. Jayco accounted for 39.2% of the 74.7% increase in total motorized unit shipments and for 5,411 of the 10,318 unit increase. The 5.5% increase in the overall motorized net price per unit, in spite of much larger percentage increases within the Class A and Class C product lines, is primarily due to a significantly higher concentration of the more moderately priced Class C units, as compared to Class A units, in the current-year period as compared to the prior-year period. The overall industry increase in wholesale unit shipments of motorhomes for the twelve months ended July 31, 2017 was 14.2% compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 21.6% was primarily due to a higher concentration of sales of the larger and generally more expensive diesel units compared to the more moderately priced gas units in the current-year period compared to the prior-year period. This increase was primarily due to the change in product mix attributable to the acquisition of Jayco’s high-end Class A diesel products. The increase in the overall net price per unit within the Class C product line of 10.2% is primarily due to a higher concentration of sales of the generally more expensive high-end Class C diesel units in the current period compared to a year ago, also due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 4.3% is primarily due to changes in product mix.

Cost of products sold increased $806,805 to $1,756,142, or 89.1% of motorized net sales, for fiscal 2017 compared to $949,337, or 86.8% of motorized net sales, for fiscal 2016. The change in material, labor, freight-out and warranty costs comprised $770,629 of the $806,805 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales increased to 84.8% for fiscal 2017 as compared to 82.4% for fiscal 2016. This increase in percentage was primarily due to an increase in the material cost percentage to sales due to changes in product mix, which is primarily attributable to the acquisition of Jayco. The labor cost percentage also increased due to both the current competitive RV labor market and training an increasing workforce. The combination of assimilating and training an increasing workforce while expanding production lines and product offerings also led to an increase in the warranty cost percentage. Total manufacturing overhead increased $36,176 with the volume increase, but decreased slightly as a percentage of motorized net sales from 4.4% to 4.3%.

Variable costs in manufacturing overhead increased $33,384 to $77,429, or 3.9% of motorized net sales, for fiscal 2017 compared to $44,045, or 4.0% of motorized net sales, for fiscal 2016 as a result of the increase in net sales. This slight decrease as a percentage of motorized net sales is primarily due to a lower percentage to sales of employee medical benefit costs. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $2,792 to $6,807 in fiscal 2017 from $4,015 in fiscal 2016 primarily due to the increase in manufacturing facilities and production lines.

Motorized gross profit increased $70,411 to $215,324, or 10.9% of motorized net sales, in fiscal 2017 compared to $144,913, or 13.2% of motorized net sales, in fiscal 2016. The $70,411 increase in gross profit was due primarily to the impact of the 74.7% increase in unit sales volume noted above, while the decrease in gross profit as a percentage of motorized net sales was due to the increase in the costs of products sold percentage noted above.

Selling, general and administrative expenses were $86,009, or 4.4% of motorized net sales, for fiscal 2017 compared to $56,214, or 5.1% of motorized net sales, for fiscal 2016. The primary reason for the $29,795 increase was increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $20,799. These costs, however, decreased as a percentage of motorized net sales by 0.7% compared to the prior fiscal year. Sales related travel, advertising and promotional costs also increased $5,006 in correlation with the sales increase.

Motorized income before income taxes was $125,323, or 6.4% of motorized net sales, for fiscal 2017 compared to $88,523, or 8.1% of motorized net sales, for fiscal 2016. The primary reasons for this decrease in percentage were the impact of the increase in the cost of products sold percentage noted above and an increase in amortization costs as a percentage of motorized net sales of 0.2% due to the increase of $3,805 in Jayco’s amortization costs, partially offset by the decrease in the selling, general and administrative expense percentage to sales noted above.

FISCAL 2016 VS. FISCAL 2015

	Fiscal 2016		Fiscal 2015		Change Amount	% Change
NET SALES
Recreational vehicles
Towables	$3,338,659		$3,096,405		$242,254	7.8
Motorized	1,094,250		870,799		223,451	25.7

Total recreational vehicles	4,432,909		3,967,204		465,705	11.7
Other	218,673		56,594		162,079	286.4
Intercompany eliminations	(69,470)		(16,979)		(52,491)	(309.2)

Total	$4,582,112		$4,006,819		$575,293	14.4

# OF UNITS
Recreational vehicles
Towables	128,932		115,685		13,247	11.5
Motorized	13,815		10,858		2,957	27.2

Total	142,747		126,543		16,204	12.8

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT
Recreational vehicles
Towables	$547,460	16.4	$442,509	14.3	$104,951	23.7
Motorized	144,913	13.2	111,625	12.8	33,288	29.8

Total recreational vehicles	692,373	15.6	554,134	14.0	138,239	24.9
Other	33,975	15.5	3,965	7.0	30,010	–
Intercompany eliminations	(23)	–	(554)	–	531	–

Total	$726,325	15.9	$557,545	13.9	$168,780	30.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational vehicles
Towables	$195,983	5.9	$168,379	5.4	$27,604	16.4
Motorized	56,214	5.1	44,859	5.2	11,355	25.3

Total recreational vehicles	252,197	5.7	213,238	5.4	38,959	18.3
Other	8,162	3.7	2,006	3.5	6,156	306.9
Corporate	45,910	–	35,647	–	10,263	28.8

Total	$306,269	6.7	$250,891	6.3	$55,378	22.1

INCOME (LOSS) BEFORE INCOME TAXES
Recreational vehicles
Towables	$321,874	9.6	$259,092	8.4	$62,782	24.2
Motorized	88,523	8.1	66,746	7.7	21,777	32.6

Total recreational vehicles	410,397	9.3	325,838	8.2	84,559	26.0
Other	18,547	8.5	1,424	2.5	17,123	–
Intercompany eliminations	(23)	–	(554)	–	531	–
Corporate	(45,608)	–	(33,813)	–	(11,795)	(34.9)

Total	$383,313	8.4	$292,895	7.3	$90,418	30.9

ORDER BACKLOG	As of July 31, 2016		As of July 31, 2015		Change Amount	% Change
Recreational vehicles
Towables	$735,085		$304,005		$431,080	141.8
Motorized	461,762		269,961		191,801	71.0

Total	$1,196,847		$573,966		$622,881	108.5

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

SEGMENT REPORTING

Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2016 vs. Fiscal 2015

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$1,884,128	56.4	$1,597,874	51.6	$286,254	17.9
Fifth Wheels	1,454,531	43.6	1,498,531	48.4	(44,000)	(2.9)

Total Towables	$3,338,659	100.0	$3,096,405	100.0	$242,254	7.8

	Fiscal 2016	% of Segment Net Sales	Fiscal 2015	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	95,561	74.1	81,001	70.0	14,560	18.0
Fifth Wheels	33,371	25.9	34,684	30.0	(1,313)	(3.8)

Total Towables	128,932	100.0	115,685	100.0	13,247	11.5

IMPACT OF CHANGE IN MIX AND PRICE ON NET SALES:	% Increase (Decrease)
Towables
Travel Trailers and Other	(0.1)
Fifth Wheels	0.9
Total Towables	(3.7)

The increase in total towables net sales of 7.8% compared to the prior fiscal year resulted from an 11.5% increase in unit shipments and a 3.7% decrease in the overall net price per unit due to the impact of changes in mix and price. Of the $242,254 increase in total towables net sales, $76,877 was due to the acquisition of Jayco on June 30, 2016 and $54,711 was due to the inclusion of twelve months of operations of CRV/DRV in fiscal 2016 as compared to seven months in fiscal 2015 from the date of acquisition. The 3.7% decrease in the overall net price per unit is primarily due to the higher concentration of more moderately priced travel trailers and other units, as compared to fifth wheels, in fiscal 2016 as compared to fiscal 2015. The “Other” units within the travel trailer and other category consist primarily of truck and folding campers and other specialty vehicles. The overall industry increase in combined travel trailer and fifth wheel wholesale unit shipments for the twelve months ended July 31, 2016 was 8.7% compared to the same period last year according to statistics published by RVIA.

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

Variable costs in manufacturing overhead increased $10,246 to $179,372, or 5.4% of towable net sales, for fiscal 2016 compared to $169,126, or 5.5% of towable net sales, for fiscal 2015 as a result of the increase in net sales. This decrease as a percentage of towable net sales is primarily due to a lower percentage of employee medical benefits and workers’ compensation costs. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $2,983 to $16,101 in fiscal 2016 from $13,118 in fiscal 2015 primarily due to facility expansions.

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

Towables income before income taxes was $321,874 or 9.6% of towables net sales in fiscal 2016 and $259,092 or 8.4% in fiscal 2015. The primary reasons for this 1.2% increase in percentage were the impact of the increase in net sales along with the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above, the goodwill impairment charge of $9,113 included in the fiscal 2016 results as discussed in Note 7 to the Consolidated Financial Statements, and additional amortization costs in fiscal 2016 resulting from both the Jayco acquisition and the inclusion of twelve months of amortization related to CRV/DRV in fiscal 2016 as compared to seven months in fiscal 2015 from the date of acquisition.

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

The increase in total motorized net sales of 25.7% compared to the prior fiscal year resulted from a 27.2% increase in unit shipments and a 1.5% decrease in the overall net price per unit due to the impact of changes in mix and price. Of the $223,451 increase in motorized net sales, $27,634 was due to the acquisition of Jayco. The 1.5% decrease in the overall net price per unit is primarily due to the higher concentration of the more moderately priced Class C units, as compared to Class A units, in fiscal 2016 compared to fiscal 2015. The overall market increase in wholesale unit shipments of motorhomes was 14.2% for the twelve months ended July 31, 2016 compared to the same period last year according to statistics published by RVIA.

The increase in the overall net price per unit within the Class A product line of 5.4% was primarily due to a slight increase in the concentration of sales of the larger and generally more expensive diesel units from the more moderately priced gas units compared to fiscal 2015. This increase was partially due to the change in product mix attributable to the acquisition of Jayco. The increase in the overall net price per unit within the Class B product line of 4.3% is primarily due to changes in product mix and net price increases.

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

Variable costs in manufacturing overhead increased $8,985 to $44,045, or 4.0% of motorized net sales, for fiscal 2016 compared to $35,060, or 4.0% of motorized net sales, for fiscal 2015 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $316 to $4,015 in fiscal 2016 from $3,699 in fiscal 2015.

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

Motorized income before income taxes was $88,523 or 8.1% of motorized net sales in fiscal 2016 and $66,746 or 7.7% of motorized net sales in fiscal 2015. The primary reasons for this 0.4% increase in percentage were the impact of the increase in net sales coupled with the decrease in the cost of products sold percentage noted above.

Financial Condition and Liquidity

As of July 31, 2017, we had cash and cash equivalents of $223,258 compared to $209,902 on July 31, 2016. The components of this $13,356 increase in fiscal 2017 are described in more detail below, but the increase is primarily due to the $419,333 of cash provided by operations being mostly offset by cash uses of $215,000 for principal payments on long-term debt, $115,027 for capital expenditures and $69,409 for cash dividends to our stockholders.

Working capital at July 31, 2017 was $399,121 compared to $365,206 at July 31, 2016. Capital expenditures of $115,027 for the fiscal year ended July 31, 2017 were made primarily to purchase land, to expand our RV production facilities and to replace machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from continuing operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future. We have historically relied on internally generated cash flows from operations to finance substantially all our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 11 to the Consolidated Financial Statements.

Our main priorities for the use of current and future available cash generated from operations include funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends as determined by the Company’s Board will also continue to be considered.

In regard to growing our business, we anticipate capital expenditures in fiscal 2018 of approximately $175,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. In regard to reducing indebtedness, we made additional debt payments of $55,000 in August 2017, which brings the current remaining indebtedness to $90,000, and we currently expect to pay off the remaining indebtedness in its entirety by the end of fiscal 2018. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the foreseeable future. As is customary under asset-based lines of credit, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payments of dividends include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreement. The declaration of future dividends, and the establishment of the per share amounts, record dates and payment dates for any such future dividends, are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors.

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to the credit facility, applicable legal limitations and determination by the Board.

Operating Activities

Net cash provided by operating activities for fiscal 2017 was $419,333 as compared to net cash provided by operating activities of $341,209 for fiscal 2016 and cash provided of $247,860 for fiscal 2015. For fiscal 2017, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) resulted in $444,799 of operating cash. Changes in working capital used $25,466 of operating cash during fiscal 2017, primarily due to a larger than usual increase in accounts receivable and inventory in correlation with the increases in sales, backlog and production lines, partially offset by increases in accounts payable and accrued liabilities primarily resulting from the timing of payments.

For fiscal 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment charges, deferred income tax benefit and stock-based compensation) resulted in $313,254 of operating cash. Changes in working capital provided $27,955 of operating cash during fiscal 2016, primarily due to an increase in accounts payable and accrued liabilities primarily resulting from the timing of payments.

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

Investing Activities

Net cash used in investing activities for fiscal 2017 was $116,655, primarily due to capital expenditures of $115,027 and a final purchase price adjustment payment of $5,039 related to the fiscal 2016 acquisition of Jayco, partially offset by proceeds from the dispositions of property, plant and equipment of $4,682. The capital expenditures total of $115,027 included approximately $85,600 for land and production building additions and improvements, with the remainder primarily to replace machinery and equipment used in the ordinary course of business.

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

Financing Activities

Net cash used in financing activities of $289,322 for fiscal 2017 was primarily due to $215,000 in principal payments on the revolving credit facility, as more fully described in Note 11 to the Consolidated Financial Statements in this report, and cash dividend payments of $69,409, which included a regular quarterly $0.33 per share dividend for each of the four quarters of fiscal 2017.

Net cash provided by financing activities of $286,688 for fiscal 2016 was primarily from $360,000 in borrowings from our asset-based revolving credit facility, as more fully described in Note 11 to the Consolidated Financial Statements in this report. Those borrowings were partially offset by cash dividend payments of $62,970, which included a regular quarterly $0.30 per share dividend for each of the four quarters of fiscal 2016, and $7,850 paid for debt issuance costs, as more fully described in Note 11 to the Consolidated Financial Statements in this report.

Net cash used in financing activities of $118,750 for fiscal 2015 was primarily related to the repurchase of a total of 1,000,000 shares of common stock of the Company for $60,000 and for cash dividend payments of $57,381. The Company repurchased the shares at a discount to the then current market price and did not incur brokerage fees. See Note 16 to the Consolidated Financial Statements in this report for a description of the share repurchase transaction. The Company paid a regular quarterly $0.27 per share dividend in each of the four quarters of fiscal 2015 which totaled $57,381.

The Company increased its previous regular quarterly dividend of $0.27 per share to $0.30 per share in October 2015 and then to $0.33 per share in October 2016.

Critical Accounting Principles

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting policies, the following may involve a higher degree of judgment, estimates and complexity:

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

Historically, we completed our annual impairment test as of April 30. During the fourth quarter of the fiscal year ended July 31, 2017, we changed the date of our annual impairment test to May 31.

We review our long-lived assets (individually or in a related group as appropriate) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows attributable to the assets. Additionally, we review our goodwill for impairment at least annually. Accordingly, we continually assess whether events or changes in circumstances represent a ‘triggering’ event that would require us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include, among other things, whether there has been a significant adverse change in legal factors, business climate or competition related to the operation of the asset, whether there has been a significant decrease in actual or expected operating results related to the asset and whether there are current plans to sell or dispose of the asset. The determination of whether a triggering event has occurred is subject to significant management judgment, including at which point or fiscal quarter a triggering event has occurred when the relevant adverse factors persist over extended periods.

Should a triggering event be deemed to occur, and for each of the annual goodwill impairment assessments, management is required to estimate the expected net cash flows to be realized over the life of the asset and/or the asset’s fair value. Fair values are generally determined by a discounted cash flow model. These estimates are also subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engages an independent valuation firm to assist in certain of its impairment assessments.

See Note 7 to the Consolidated Financial Statements for discussion regarding our goodwill impairment assessments and our change in the annual impairment test date.

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

Revenues from the sale of extruded aluminum components are recognized when title to products and the risk of loss are transferred to the customer. Intercompany sales are eliminated upon consolidation.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2017 are summarized in the following charts. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	After 5 Years
Revolving credit loan (1)	$145,000	$–	$–	$145,000	$–
Capital leases (2)	9,758	948	1,871	1,924	5,015
Operating leases (2)	15,656	2,547	3,586	2,030	7,493
Purchase obligations (3)	51,498	51,498	–	–	–
Unrecognized income tax benefits (4)	1,735	1,735	–	–	–

Total contractual cash obligations	$223,647	$56,728	$5,457	$148,954	$12,508

(1)	See Note 11 to the Consolidated Financial Statements for additional information.

(2)	See Note 14 to the Consolidated Financial Statements for additional information.

(3)

Represent commitments to purchase specified quantities of raw materials at market prices in our other non-reportable segment. The dollar values above have been estimated based on July 31, 2017 market prices.

(4)

We have included in unrecognized income tax benefits $1,735 for payments expected to be made in fiscal 2018. Unrecognized income tax benefits in the amount of $10,263 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$2,200,544	$1,157,161	$1,043,383	$–	$–

(1)

The standby repurchase obligations generally extend up to eighteen months from the date of sales of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2017 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of July 31, 2017), our results of operations and cash flows for fiscal 2017 would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2017	October 31	January 31	April 30	July 31
Net sales	$1,708,531	$1,588,525	$2,015,224	$1,934,672
Gross profit from continuing operations	236,752	211,702	293,841	301,288
Net income from continuing operations	78,745	64,782	111,263	119,464
Net income	78,745	64,782	111,263	119,464

Earnings per common share from continuing operations: (1)
Basic	$1.50	$1.23	$2.12	$2.27
Diluted	$1.49	$1.23	$2.11	$2.26

Earnings per common share: (1)
Basic	$1.50	$1.23	$2.12	$2.27
Diluted	$1.49	$1.23	$2.11	$2.26

Dividends paid per common share (2)	$–	$0.66	$0.33	$0.33

Market prices per common share
High	$87.08	$108.45	$115.74	$109.91
Low	$74.75	$74.00	$88.87	$87.96

	Quarter Ended
Fiscal 2016	October 31	January 31	April 30	July 31
Net sales	$1,030,351	$975,071	$1,284,054	$1,292,636
Gross profit from continuing operations	152,216	148,822	201,937	223,350
Net income from continuing operations	50,736	45,247	79,193	82,846
Net income	50,497	44,668	78,582	82,772

Earnings per common share from continuing operations: (1)
Basic	$0.97	$0.86	$1.51	$1.58
Diluted	$0.97	$0.86	$1.51	$1.57

Earnings per common share: (1)
Basic	$0.96	$0.85	$1.50	$1.58
Diluted	$0.96	$0.85	$1.49	$1.57

Dividends paid per common share	$0.30	$0.30	$0.30	$0.30

Market prices per common share
High	$57.35	$62.99	$64.79	$76.76
Low	$50.12	$47.59	$47.56	$60.05

(1)

Earnings per common share are computed independently for each of the quarters presented. The summation of the quarterly amounts will not necessarily equal the total earnings per common share reported for the year due to changes in the weighted-average shares outstanding during the year.

(2)	A regular quarterly dividend of $0.33 per share was declared in the first quarter of fiscal 2017 but not paid until the second quarter of fiscal 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Part A – Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2017 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2017 and our report dated September 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 27, 2017

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2017 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”) and the Thor Industries, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	332,576	(1)	$–	(2)	3,045,406	(3)
Equity compensation plans not approved by security holders	–		–		–

Total	332,576		$–		3,045,406

(1)	Represents shares underlying restricted stock units granted pursuant to the 2016 Plan and the 2010 Plan.

(2)	The restricted stock units of 332,576 in column (a) do not have an exercise price.

(3)	Represents shares remaining available for future issuance pursuant to the 2016 Plan and the 2010 Plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is contained under the caption INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES in the Company’s definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A, which portion of said Proxy Statement is hereby incorporated by reference.

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

3.3	Amended and Restated By-Laws of Thor Industries, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 20, 2017)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987) (P) Rule 311
10.1	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 15, 2008)
10.2

Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011)

10.3

Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.4

Amendment to Exclusivity Agreement between the Company, FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.5	Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix D to the Company’s Proxy Statement on Schedule 14A filed on November 2, 2010)
10.6

Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.7

Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2012)

10.8

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

10.9

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

10.10

Stock Purchase Agreement, dated as of June  30, 2016, by and among Thor Industries, Inc., the shareholders of Jayco, Corp., Jayco, Corp., and Wilbur L. Bontrager, as the Seller Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 7, 2016)

10.11

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

10.12	Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Additional Proxy Soliciting Materials on Schedule 14A filed on November 28, 2016)
10.13

Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 20, 2017)

10.14

Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated March 20, 2017)

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 27, 2017*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 27, 2017 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 27, 2017 by the following persons on behalf of the Registrant and in the capacities indicated.

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
Wilson R. Jones
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thor Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thor Industries, Inc. and subsidiaries at July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 27, 2017

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2017 and 2016

(amounts in thousands except share and per share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$223,258	$209,902
Accounts receivable, trade, less allowance for doubtful accounts — $692 in 2017 and $625 in 2016	453,754	370,085
Accounts receivable, other, net	31,090	22,454
Inventories, net	460,488	403,869
Prepaid expenses and other	11,577	10,548

Total current assets	1,180,167	1,016,858

Property, plant and equipment, net	425,238	344,267

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	443,466	507,391
Deferred income taxes, net	92,969	53,417
Other	38,398	25,838

Total other assets	952,526	964,339

Total Assets	$2,557,931	$2,325,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$328,601	$263,774
Accrued liabilities:
Compensation and related items	100,114	81,159
Product warranties	216,781	201,840
Income and other taxes	51,211	25,531
Promotions and rebates	46,459	40,452
Product, property and related liabilities	16,521	15,969
Other	21,359	22,927

Total current liabilities	781,046	651,652

Long-term debt	145,000	360,000
Unrecognized tax benefits	10,263	9,975
Other liabilities	45,082	38,615
Total long-term liabilities	200,345	408,590

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 62,597,110 shares in 2017 and 62,439,795 shares in 2016	6,260	6,244
Additional paid-in capital	235,525	224,496
Retained earnings	1,670,826	1,365,981
Less treasury shares of 10,011,069 in 2017 and 9,957,180 in 2016, at cost	(336,071)	(331,499)

Total stockholders’ equity	1,576,540	1,265,222

Total Liabilities and Stockholders’ Equity	$2,557,931	$2,325,464

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2017, 2016 and 2015

(amounts in thousands, except per share data)

	2017	2016	2015
Net sales	$7,246,952	$4,582,112	$4,006,819
Cost of products sold	6,203,369	3,855,787	3,449,274

Gross profit	1,043,583	726,325	557,545
Selling, general and administrative expenses	419,847	306,269	250,891
Impairment charges	–	9,113	–
Amortization of intangible assets	63,925	27,962	16,015
Interest income	923	743	1,292
Interest expense	9,730	1,592	180
Other income, net	5,382	1,181	1,144

Income from continuing operations before income taxes	556,386	383,313	292,895
Income taxes	182,132	125,291	90,886

Net income from continuing operations	374,254	258,022	202,009
Loss from discontinued operations, net of income taxes	–	(1,503)	(2,624)

Net income and comprehensive income	$374,254	$256,519	$199,385

Earnings per common share from continuing operations:
Basic	$7.12	$4.92	$3.80
Diluted	$7.09	$4.91	$3.79

Loss per common share from discontinued operations:
Basic	$–	$(0.03)	$(0.05)
Diluted	$–	$(0.03)	$(0.05)

Earnings per common share:
Basic	$7.12	$4.89	$3.75
Diluted	$7.09	$4.88	$3.74

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2017, 2016 and 2015

(amounts in thousands, except share and per share data)

					Additional Paid-in	Retained
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital	Earnings
Balance at July 31, 2014	8,880,877	$(267,453)	62,210,429	$6,221	$208,501	$1,030,428

Net income	–	–	–	–	–	199,385
Shares purchased	1,000,000	(60,000)	–	–	–	–
Stock option and restricted stock activity	–	–	5,000	1	140	–
Restricted stock unit activity	30,597	(1,562)	90,608	9	122	–
Cash dividends – $1.08 per common share	–	–	–	–	–	(57,381)
Stock compensation expense	–	–	–	–	6,776	–

Balance at July 31, 2015	9,911,474	(329,015)	62,306,037	6,231	215,539	1,172,432

Net income	–	–	–	–	–	256,519
Restricted stock unit activity	45,706	(2,484)	133,758	13	(430)	–
Cash dividends – $1.20 per common share	–	–	–	–	–	(62,970)
Stock compensation expense	–	–	–	–	9,387	–

Balance at July 31, 2016	9,957,180	(331,499)	62,439,795	6,244	224,496	1,365,981

Net income	–	–	–	–	–	374,254
Restricted stock unit activity	53,889	(4,572)	157,315	16	(1,471)	–
Cash dividends – $1.32 per common share	–	–	–	–	–	(69,409)
Stock compensation expense	–	–	–	–	12,500	–

Balance at July 31, 2017	10,011,069	$(336,071)	62,597,110	$6,260	$235,525	$1,670,826

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended July 31, 2017, 2016 and 2015

(amounts in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$374,254	$256,519	$199,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,333	24,613	15,366
Amortization of intangibles	63,925	27,962	16,015
Amortization of debt issuance costs	1,570	131	–
Impairment charges	–	9,113	–
Deferred income tax benefit	(39,552)	(14,116)	(7,292)
Gain on disposition of property, plant & equipment	(2,231)	(35)	(91)
Stock-based compensation	12,500	9,387	6,776
Excess tax benefits from stock-based awards	–	(320)	(135)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(92,305)	(15,773)	41,324
Inventories	(56,619)	(15,582)	14,750
Prepaid expenses and other assets	(13,888)	719	(3,000)
Accounts payable	67,138	28,625	(26,632)
Accrued liabilities	63,075	26,016	(30)
Long-term liabilities and other	7,133	3,950	(8,576)

Net cash provided by operating activities	419,333	341,209	247,860

Cash flows from investing activities:
Purchases of property, plant & equipment	(115,027)	(51,976)	(42,283)
Proceeds from dispositions of property, plant & equipment	4,682	347	381
Proceeds from notes receivable	–	8,367	1,400
Acquisitions, net of cash acquired	(5,039)	(557,651)	(194,486)
Other	(1,271)	(560)	20

Net cash used in investing activities	(116,655)	(601,473)	(234,968)

Cash flows from financing activities:
Borrowings on revolving credit facility	–	360,000	–
Principal payments on revolving credit facility	(215,000)	–	–
Payments of debt issuance costs	–	(7,850)	–
Cash dividends paid	(69,409)	(62,970)	(57,381)
Purchase of treasury stock	–	–	(60,000)
Payments related to vesting of stock-based awards	(4,572)	(2,484)	(1,562)
Excess tax benefits from stock-based awards	–	320	135
Proceeds from issuance of common stock	–	–	141
Principal payments on capital lease obligations	(341)	(328)	(83)

Net cash provided by (used in) financing activities	(289,322)	286,688	(118,750)

Net increase (decrease) in cash and cash equivalents	13,356	26,424	(105,858)
Cash and cash equivalents, beginning of year	209,902	183,478	289,336

Cash and cash equivalents, end of year	$223,258	$209,902	$183,478

Supplemental cash flow information:
Income taxes paid	$198,619	$128,409	$115,124
Interest paid	$8,558	$672	$180

Non-cash transactions:
Capital expenditures in accounts payable	$6,266	$3,538	$1,540

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2017, 2016 and 2015

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

The Company’s ongoing business activities are primarily comprised of two distinct operations, which include the design, manufacture and sale of towable recreational vehicles and motorized recreational vehicles. Accordingly, the Company has presented segmented financial information for these two segments in Note 4 to the Consolidated Financial Statements. See Note 3 to the Consolidated Financial Statements for a description of the Company’s former bus operations which were sold as of October 20, 2013. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Company’s continuing operations.

Certain amounts for fiscal 2016 and fiscal 2015 included in Note 12 to the Consolidated Financial Statements have been reclassified to conform to the fiscal 2017 presentation.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2017 and 2016, cash and cash equivalents of $211,408 and $164,696, respectively, were held by one financial institution.

Fair Value of Financial Instruments – The carrying amount of cash equivalents, investments, accounts receivable, notes receivable and accounts payable approximate fair value because of the relatively short maturity of these financial instruments. The carrying value of the Company’s long-term debt approximates fair value as the entire balance is subject to variable market interest rates that the Company believes approximate market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820 and discussed in Note 9 to the Consolidated Financial Statements.

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

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements – 10 to 39 years

Machinery and equipment – 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $5,710, $3,812 and $2,362 in fiscal 2017, 2016 and 2015, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Intangible Assets – Intangible assets consist of goodwill, trademarks, dealer networks/customer relationships, design technology assets and non-compete agreements. Trademarks are amortized on a straight-line basis over 15 to 25 years. Dealer networks/customer relationships are amortized on an accelerated basis over 12 to 20 years, and design technology assets and non-compete agreements are amortized using the straight-line method over 2 to 15 years.

Backlog is amortized using a straight-line basis method over periods up to 3 months. Goodwill is not amortized but is tested at least annually for impairment. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment.

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

Allowance for Doubtful Accounts – The allowance for doubtful accounts represents management’s estimate of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account information. The allowance for doubtful accounts activity during fiscal 2017, 2016 and 2015 was not material.

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

Revenues from the sale of extruded aluminum components are recognized when title to products and the risk of loss are transferred to the customer.

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows, are expensed as incurred, and were $24,997, $14,472 and $12,515 in fiscal 2017, 2016 and 2015, respectively.

Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its RV products. These arrangements, which are customary in the RV industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous dealers.

In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements and the Company typically resells the repurchased product at a discount from its repurchase price. The Company accounts for the guarantee under its repurchase agreements with our dealers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting our dealers. This deferred amount is included in our repurchase and guarantee reserve which is included in Other current liabilities in the Consolidated Balance Sheets.

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

Significant judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and the valuation allowance recorded against the Company’s deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. The Company assesses whether valuation allowances should be established against our deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, including cumulative income over recent periods, using a more likely than not standard. The valuation allowance activity during the year was not material.

Stock-Based Compensation – The Company records compensation expense based on the fair value of stock-based awards, primarily restricted stock units, on a straight-line basis over the requisite service period, which is generally three years.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of unvested restricted stock and restricted stock units as follows:

	2017	2016	2015
Weighted-average shares outstanding for basic earnings per share	52,562,723	52,458,789	53,166,206
Unvested restricted stock and restricted stock units	195,719	131,727	109,304

Weighted-average shares outstanding assuming dilution	52,758,442	52,590,516	53,275,510

The Company excludes unvested restricted stock and restricted stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution, but had none at July 31, 2017, 2016 or 2015.

Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. ASU No. 2017-04 is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The Company is currently evaluating the impact of this standard on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted and the Company adopted the provisions of ASU 2016-09 as of August 1, 2016. Applicable provisions of the standard were adopted prospectively as allowed under this ASU. The provisions related to income taxes resulted in a tax benefit of $1,898 for fiscal 2017. The Company did not change its policy related to forfeitures, which is estimated based on historical forfeiture rates over the vesting period of employee awards. Provisions related to the statement of cash flows have been adopted prospectively and result in the recognition of the excess tax benefits from share-based awards being reflected in cash provided by operating activities.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which provides guidance on the recognition, measurement, presentation, and disclosure of leases. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The ASU is effective for the Company in its fiscal year 2020 beginning on August 1, 2019. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments,” to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-16 on August 1, 2016 and there was no impact upon its adoption.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (“ASU 2015-11”), “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this standard, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. ASU 2015-11 is effective for the Company in its fiscal year 2018 beginning on August 1, 2017. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. The standard is effective for the Company in its fiscal year 2019 beginning on August 1, 2018. In applying the ASU, entities have the option of using either a full retrospective transition or a modified retrospective approach with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the approach it will use to apply the ASU and the impact that the adoption of the ASU will have on the Company’s consolidated financial statements including the impact on financial statement disclosure under the ASU.

2.  ACQUISITIONS

Jayco, Inc.

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Note 11 to the Consolidated Financial Statements. The final purchase price adjustment of $5,039, included in accounts payable as of July 31, 2016, was based on the final determination of net assets as of the June 30, 2016 closing date and was paid during the first quarter of fiscal 2017. Jayco operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its towables operations are aggregated within the Company’s towable recreational vehicle reportable segment and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

The following table summarizes the final fair values assigned to the Jayco net assets acquired, which are based on internal and independent external valuations:

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

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2016 acquisition of Jayco had occurred at the beginning of fiscal 2015:

Fiscal Year Ended July 31, 2016
Net sales	$6,176,686
Net income	$284,394
Basic earnings per common share	$5.42
Diluted earnings per common share	$5.41

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

Cruiser RV, LLC and DRV, LLC

On January 5, 2015, the Company closed on a Stock Purchase Agreement (“CRV/DRV SPA”) for the acquisition of all the outstanding membership units of towable recreational vehicle manufacturer Cruiser RV, LLC (“CRV”) and luxury fifth wheel towable recreational vehicle manufacturer DRV, LLC (“DRV”) through its Heartland Recreational Vehicles, LLC subsidiary (“Heartland”). The Heartland operations are reported within the towable recreational vehicle reportable segment. In accordance with the CRV/DRV SPA, the closing was deemed effective as of January 1, 2015. As contemplated in the CRV/DRV SPA, the Company also acquired, in a series of integrated transactions, certain real estate used in the ongoing operations of CRV and DRV. The initial cash paid for this acquisition was $47,412, subject to adjustment, and was funded entirely from the Company’s cash on hand. Adjustments to increase the net cash consideration of $1,173 were identified as of July 31, 2015, based on the determination of the actual net assets as of the close of business on December 31, 2014 and the finalization of certain tax matters, and paid during the fourth quarter of fiscal 2015. The $1,173 included reimbursing the seller for $1,062 of cash on hand at the acquisition date, and resulted in total net cash consideration of $47,523. The Company purchased CRV and DRV to supplement and expand its existing lightweight travel trailer and luxury fifth wheel product offerings and dealer base.

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

3.  DISCONTINUED OPERATIONS

On July 31, 2013, the Company entered into a Stock Purchase Agreement (“ASV SPA”) and sold its bus business to Allied Specialty Vehicles, Inc. (“ASV”). The sale closed on October 20, 2013. The Company’s bus business, which manufactured and sold transit and shuttle buses, included the operations of Champion Bus Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National (California), Inc. and ElDorado National (Kansas), Inc. This divestiture allowed the Company to focus on the strategic development and growth of its core recreational vehicle business.

The results of operations for the bus business have been reported as loss from discontinued operations, net of income taxes, in the Consolidated Statements of Income and Comprehensive Income for fiscal 2016 and fiscal 2015.

The following table summarizes the results of discontinued operations:

	2017	2016	2015
Loss before income taxes	$–	$(2,417)	$(4,791)
Income tax benefit	–	914	2,167

Loss from discontinued operations, net of income taxes	$–	$(1,503)	$(2,624)

The loss before income taxes of discontinued operations reflects expenses incurred directly related to the former bus operations, including ongoing costs related to liabilities retained by the Company under the ASV SPA for bus product liability and workers’ compensation claims occurring prior to the closing date of the sale.

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

The operations of the Company’s Postle subsidiary, which was acquired May 1, 2015, are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towables and motorized segments, which are consummated at established arm’s-length transfer prices generally consistent with the selling prices of extrusion components to third party customers.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred income tax assets.

F-12

	2017	2016	2015
Net sales:
Recreational vehicles
Towables	$5,127,491	$3,338,659	$3,096,405
Motorized	1,971,466	1,094,250	870,799

Total recreational vehicles	7,098,957	4,432,909	3,967,204
Other	253,557	218,673	56,594
Intercompany eliminations	(105,562)	(69,470)	(16,979)

Total	$7,246,952	$4,582,112	$4,006,819

Income (loss) from continuing operations before income taxes:
Recreational vehicles
Towables	$458,915	$321,874	$259,092
Motorized	125,323	88,523	66,746

Total recreational vehicles	584,238	410,397	325,838
Other	28,909	18,547	1,424
Intercompany eliminations	(195)	(23)	(554)
Corporate	(56,566)	(45,608)	(33,813)

Total	$556,386	$383,313	$292,895

Total assets:
Recreational vehicles
Towables	$1,535,029	$1,425,168	$907,175
Motorized	500,761	476,973	162,940

Total recreational vehicles	2,035,790	1,902,141	1,070,115
Other, net	156,996	156,822	161,075
Corporate	365,145	266,501	272,058

Total	$2,557,931	$2,325,464	$1,503,248

Depreciation and amortization expense:
Recreational vehicles
Towables	$75,568	$36,054	$26,296
Motorized	9,393	2,994	2,353

Total recreational vehicles	84,961	39,048	28,649
Other	11,967	12,352	1,678
Corporate	1,330	1,175	1,054

Total	$98,258	$52,575	$31,381

Capital acquisitions:
Recreational vehicles
Towables	$72,801	$37,489	$35,039
Motorized	41,677	11,191	4,309

Total recreational vehicles	114,478	48,680	39,348
Other	1,157	2,799	436
Corporate	2,120	2,495	3,271

Total	$117,755	$53,974	$43,055

Export sales from the Company’s continuing operations, predominantly to Canada, were $628,176, $368,426 and $465,642 in fiscal 2017, 2016 and 2015, respectively, and accounted for 8.7%, 8.0% and 11.6% of the Company’s consolidated net sales for those respective years.

5.  INVENTORIES

Major classifications of inventories are:

	July 31,
	2017	2016
Finished products – RV	$24,904	$39,943
Finished products – other	27,862	20,141
Work in process	117,319	97,872
Raw materials	214,518	173,362
Chassis	109,555	102,686

Subtotal	494,158	434,004
Excess of FIFO costs over LIFO costs	(33,670)	(30,135)

Total inventories	$460,488	$403,869

Of the $494,158 and $434,004 of inventory at July 31, 2017 and 2016, $284,897 and $219,050, respectively, was valued on the last-in, first-out (LIFO) basis, and $209,261 and $214,954, respectively, was valued on the first-in, first-out (FIFO) method.

The Company’s reserves for inventory obsolescence were $5,240 at July 31, 2017 and $4,840 at July 31, 2016.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	July 31,
	2017	2016
Land	$48,812	$46,422
Buildings and improvements	380,139	300,902
Machinery and equipment	161,724	133,112

Total cost	590,675	480,436
Less accumulated depreciation	(165,437)	(136,169)

Net property, plant and equipment	$425,238	$344,267

Property, plant and equipment at both July 31, 2017 and July 31, 2016 includes buildings and improvements acquired under capital leases of $6,527, and includes related amortization included in accumulated depreciation of $1,224 and $680, respectively.

The Company sold land and buildings and improvements related to a towable RV facility located in the western United States in the first quarter of fiscal 2017. The sale resulted in net cash proceeds of $4,254 and a gain on the sale of $2,165, which is included in Other income, net in the Consolidated Statements of Income and Comprehensive Income. RV production from this facility was previously consolidated into another Company complex in the same region.

7.   INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2017		July 31, 2016
	Weighted-Average Remaining Life in Years at July 31, 2017	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	16	$404,960	$101,795	$404,960	$55,191
Trademarks	18	147,617	17,570	148,117	10,539
Design technology and other intangibles	8	19,300	9,203	22,400	10,870
Non-compete agreements	2	450	293	450	203
Backlog	–	–	–	12,400	4,133

Total amortizable intangible assets		$572,327	$128,861	$588,327	$80,936

The dealer networks and customer relationships are being amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis.

Estimated amortization expense for future years is as follows:

For the fiscal year ending July 31, 2018	$53,968
For the fiscal year ending July 31, 2019	50,136
For the fiscal year ending July 31, 2020	46,269
For the fiscal year ending July 31, 2021	42,935
For the fiscal year ending July 31, 2022	37,828
For the fiscal year ending July 31, 2023 and thereafter	212,330

$443,466

During the second quarter of fiscal 2016, the Company determined that sufficient evidence existed to warrant an interim goodwill impairment analysis for one of its reporting units. As a result of this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $9,113 in the second quarter of fiscal 2016 related to this reporting unit within the towables reportable segment. For the purpose of this goodwill test, the fair value of the reporting unit was determined by employing a discounted cash flow model, which utilized Level 3 inputs as defined by ASC 820 and discussed in Note 9 to the Consolidated Financial Statements. The $9,113 charge represents the full impairment of the goodwill related to this reporting unit.

Historically, the Company completed its annual impairment test as of April 30. During the fourth quarter of the fiscal year ended July 31, 2017, the Company changed the date of its annual impairment test to May 31. This change did not result in any delay, acceleration or avoidance of impairment. The Company completed its annual impairment test as of April 30, 2017, and then performed an additional impairment test as of May 31, 2017 in connection with the change. No impairment of goodwill was identified as of either April 30, 2017 or May 31, 2017. The Company believes May 31 is a preferable test date because it will allow the Company to consider certain industry forecasts and other relevant external information important to the financial forecasting process that are not available as of the April 30 date. Furthermore, the May 31 date will allow additional time to complete the impairment testing and estimate the implied fair value of goodwill for comparison with the carrying value, should that be necessary, because the testing will occur earlier within a quarterly reporting cycle. This change was applied prospectively beginning May 31, 2017. Retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods.

The Company’s reporting units are generally the same as its operating segments, which are identified in Note 4 to the Consolidated Financial Statements. Fair values are determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates, and therefore largely represent Level 3 inputs as defined by ASC 820 and discussed in Note 9 to the Consolidated Financial Statements. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2017 and 2016 are summarized as follows:

	Towables	Motorized	Other	Total
Net balance as of July 31, 2015	$269,751	$–	$42,871	$312,622

Fiscal year 2016 activity:
Goodwill acquired	74,184	–	–	74,184
Impairment charges	(9,113)	–	–	(9,113)

Net balance as of July 31, 2016	$334,822	$–	$42,871	$377,693

Fiscal year 2017 activity:
No activity	–	–	–	–

Net balance as of July 31, 2017	$334,822	$–	$42,871	$377,693

The components of the net balance as of July 31, 2017 are summarized as follows:

	Towables	Motorized	Other	Total
Goodwill	$343,935	$17,252	$42,871	$404,058
Accumulated impairment charges	(9,113)	(17,252)	–	(26,365)

Net balance as of July 31, 2017	$334,822	$–	$42,871	$377,693

8.  CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for 20% of the Company’s consolidated net sales in fiscal 2017, 20% in fiscal 2016 and 17% in fiscal 2015. This dealer also accounted for 30% of the Company’s continuing consolidated trade accounts receivable at July 31, 2017 and 18% at July 31, 2016. The loss of this dealer could have a significant effect on the Company’s business.

9.  INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three level hierarchy, as prescribed in ASC 820, “Fair Value Measurements and Disclosures.” Level 1 inputs include quoted prices in active markets for identical assets or liabilities and are the most observable. Level 2 inputs include inputs other than Level 1 that are either directly or indirectly observable, such as quoted market prices for similar but not identical assets or liabilities, quoted prices in inactive markets or other inputs that can be corroborated by observable market data. Level 3 inputs are not observable, are supported by little or no market activity and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

The financial assets that were accounted for at fair value on a recurring basis at July 31, 2017 and July 31, 2016, all using Level 1 inputs, are as follows:

	July 31, 2017	July 31, 2016
Cash equivalents	$176,663	$143,282
Deferred compensation plan assets	$28,095	$15,529

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Consolidated Balance Sheets.

Deferred compensation plan assets represent investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Deferred compensation plan asset balances are recorded as components of Other long-term assets in the Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of Other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in Other income, net and Selling, general and administrative expenses, respectively, in the Consolidated Statements of Income and Comprehensive Income.

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

	2017	2016	2015
Beginning balance	$201,840	$108,206	$94,938
Provision	195,799	114,119	114,429
Payments	(180,858)	(110,092)	(106,266)
Acquisitions	–	89,607	5,105

Ending balance	$216,781	$201,840	$108,206

11.  LONG-TERM DEBT

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. The agreement provides for a $500,000 asset-based revolving credit facility and a $100,000 expansion option, subject to certain conditions. Borrowings outstanding on this facility totaled $145,000 at July 31, 2017 and $360,000 at July 31, 2016, and are subject to a variable pricing structure which can result in increases or decreases to the interest rate. Under the terms of the credit agreement, the Company can elect to borrow funds under two different structures. The first option is a variable interest rate based upon the prime rate plus a pricing spread (“Base Rate”). The second option is a variable interest rate based upon the London Interbank Offered Rate plus a pricing spread (“LIBOR Rate”). Depending on the Company’s borrowing availability as a percentage of the revolving credit commitment, pricing spreads can range from 1.25% to 1.75% in the case of loans bearing interest at the LIBOR Rate, and from 0.25% to 0.75% for loans bearing interest at the Base Rate.

As of July 31, 2017, all of the $145,000 in outstanding borrowings were loans bearing interest at the LIBOR Rate, and the borrowing spread on those loans was 1.50%, resulting in a total rate of approximately 2.72%. The revolving credit facility, which is secured by substantially all of the Company’s tangible and intangible assets excluding real property, contains customary limits and restrictions concerning investments, sales of assets, liens on assets, stock repurchases and dividend and other payments depending on adjusted excess cash availability as defined in the agreement and summarized below. The terms of the facility permit prepayment without penalty at any time, subject to customary breakage costs relative to the LIBOR-based loans.

Borrowing availability under the credit agreement is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to specified assets of the Company. The credit agreement has no financial covenant restrictions for borrowings as long as the Company has adjusted excess availability under the facility that exceeds 10% of the lesser of the line commitment or the borrowing base total, with a floor of $40,000. As of July 31, 2017, the available and unused credit line under the revolver was $352,675, and the Company was in compliance with the financial covenant in the credit agreement

In fiscal 2017, total LIBOR Rate and Base Rate interest expense on the facility was $7,002 and the weighted-average interest rate on borrowings from the facility was 2.34%. In fiscal 2016, total LIBOR Rate and Base Rate interest expense on the facility was $789 and the weighted-average interest rate on borrowings from the facility was 2.55%. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees are being amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are reflected in interest expense, of $1,570 in fiscal 2017 and $131 in fiscal 2016. The unamortized balances of these facility fees were $6,149 at July 31, 2017 and $7,719 at July 31, 2016 and are included in Other long-term assets in the Consolidated Balance Sheets.

The carrying value of the Company’s long-term debt at July 31, 2017 approximates fair value as the entire balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820 and discussed in Note 9 to the Consolidated Financial Statements.

12.  INCOME TAXES

The components of the provision (benefit) for income taxes from continuing operations are as follows:

	July 31,
Income Taxes:	2017	2016	2015
Federal	$200,370	$126,846	$98,504
State and local	20,941	12,716	1,222

Total current expense	221,311	139,562	99,726

Federal	(37,033)	(13,079)	(7,785)
State and local	(2,146)	(1,192)	(1,055)

Total deferred (benefit)	(39,179)	(14,271)	(8,840)

Total income tax expense	$182,132	$125,291	$90,886

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	July 31,
	2017	2016	2015
Provision at federal statutory rate	$194,735	$134,160	$102,513
State and local income taxes, net of federal benefit	11,021	6,599	5,144
Federal income tax credits and incentives	(3,228)	(4,194)	(2,207)
Domestic production activities deduction	(19,527)	(12,609)	(9,519)
Change in uncertain tax positions	375	611	(5,650)
Other	(1,244)	724	605

Total income tax expense	$182,132	$125,291	$90,886

A summary of deferred income taxes is a follows:

	July 31,
	2017	2016
Deferred income tax asset (liability):
Inventory basis	$1,460	$1,196
Employee benefits	6,471	4,587
Self-Insurance Reserves	9,940	10,504
Accrued product warranties	73,393	43,388
Accrued incentives	6,175	5,154
Sales returns and allowances	2,340	1,642
Accrued expenses	3,399	2,607
Property, plant and equipment	(8,151)	(4,164)
Deferred compensation	14,556	9,145
Intangibles	(17,184)	(22,308)
Unrecognized tax benefits	3,925	4,105
Other	(3,355)	(2,439)

Deferred income tax asset, net	$92,969	$53,417

As of July 31, 2017, the Company has $1,882 of state tax credit carry forwards that expire from fiscal 2026-2027 which the Company expects to realize prior to expiration. In addition, the Company has $8,973 of gross state tax Net Operating Loss (“NOL”) carry forwards that expire from fiscal 2018-2037 that the Company does not expect to realize and therefore has been fully reserved. The deferred tax asset of $422 associated with the state tax NOL carry forwards and the related equal and offsetting valuation allowance are not reflected in the table above.

Unrecognized Tax Benefits:

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $8,477 for fiscal 2017, $8,886 for fiscal 2016 and $8,764 for fiscal 2015.

Changes in the unrecognized tax benefit during fiscal years 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Beginning balance	$13,269	$13,156	$20,813
Tax positions related to prior years:
Additions	75	1,546	126
Reductions	(1,510)	(920)	(7,695)
Tax positions related to current year:
Additions	3,853	3,123	2,858
Settlements	(1,450)	(956)	(1,898)
Lapses in statute of limitations	(1,566)	(2,680)	(1,048)

Ending balance	$12,671	$13,269	$13,156

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2017 and 2016 were $1,209 and $1,547, respectively. The total amount of interest and penalties benefit recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2017, 2016 and 2015 were $218, $231 and $2,552, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2017	2016
Unrecognized tax benefits	$12,671	$13,269
Reduction to unrecognized tax benefits for tax credit carry forward	(1,882)	(2,255)
Accrued interest and penalties	1,209	1,547

Total unrecognized tax benefits	$11,998	$12,561

Short-term, included in “Income and other taxes”	$1,735	$2,586
Long-term	10,263	9,975

Total unrecognized tax benefits	$11,998	$12,561

The Company anticipates a decrease of approximately $3,950 in unrecognized tax benefits and $500 in interest during fiscal 2018 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2015 and 2016 remain open for federal income tax purposes and fiscal years 2013, 2014, 2015 and 2016 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently under exam by various state authorities for the fiscal years ended July 31, 2013 through 2015. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its state income tax returns in its liability for unrecognized tax benefits.

13.  CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain dealers of certain of its RV products. These arrangements, which are customary in the RV industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on their agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase activity related to dealer terminations in certain states has historically been insignificant in relation to our repurchase obligation with financial institutions.

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2017 and July 31, 2016 were $2,200,544 and $1,898,307, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $6,345 and $6,068 as of July 31, 2017 and July 31, 2016, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

The following table reflects losses incurred related to repurchase agreements that were settled in the past three fiscal years. The Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows:

	2017	2016	2015
Cost of units repurchased	$4,453	$4,650	$7,171
Realization of units resold	4,151	3,832	5,906

Losses due to repurchase	$302	$818	$1,265

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

14.  LEASES

The Company has operating leases principally for land, buildings and equipment and also leases certain real estate and transportation equipment under various capital leases expiring between 2017 and 2028. Future minimum rental payments required under capital and operating leases as of July 31, 2017 are as follows:

	Capital Leases	Operating Leases
For the fiscal year ending July 31, 2018	$948	$2,547
For the fiscal year ending July 31, 2019	938	2,152
For the fiscal year ending July 31, 2020	933	1,434
For the fiscal year ending July 31, 2021	951	1,123
For the fiscal year ending July 31, 2022	973	907
For the fiscal year ending July 31, 2023 and thereafter	5,015	7,493

Total minimum lease payments	9,758	$15,656

Less amount representing interest	(3,285)

Present value of net minimum capital lease payments	6,473
Less current portion	(378)

Long-term capital lease obligations	$6,095

The current portion of capital lease obligations are included in Other current liabilities and the long-term capital lease obligations are included in Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Rent expense for the fiscal years ended July 31, 2017, 2016 and 2015 was $3,560, $3,757 and $2,092, respectively.

15.  EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $1,797 in fiscal 2017, $917 in fiscal 2016 and $565 in fiscal 2015.

The Company has established a deferred compensation plan for highly compensated employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as Other long-term assets, and the equal and offsetting obligation to the participants is reported as Other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the equal and offsetting long-term liability to the participants, was $28,095 at July 31, 2017 and $15,529 at July 31, 2016.

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

Stock-Based Compensation

The Board approved the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”) on October 11, 2016 and the 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) on October 25, 2010. These plans were subsequently approved by shareholders at the 2016 and 2010 annual meetings, respectively. The maximum number of shares issuable under each of the 2016 Equity and Incentive Plan and the 2010 Equity and Incentive Plan is 2,000,000. As of July 31, 2017, the remaining shares available to be granted under the 2016 Equity and Incentive Plan are 1,834,021 and under the 2010 Equity Incentive Plan are 1,211,385. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

Restricted Stock Awards – A summary of restricted stock award activity under the 2010 Equity and Incentive Plan for fiscal 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	5,806	$31.36	9,713	$31.16	13,620	$31.08
Granted	–	–	–	–	–	–
Vested	(3,907)	30.87	(3,907)	30.87	(3,907)	30.87
Forfeited	–	–	–	–	–	–

Nonvested, end of year	1,899	$32.36	5,806	$31.36	9,713	$31.16

In fiscal 2017, 2016 and 2015, the Company recorded expense for restricted stock awards under this Plan of $101, $115 and $115, respectively. At July 31, 2017, there were no unrecognized future compensation costs related to restricted stock. This restricted stock vests evenly over 5 years from the date of grant.

During fiscal 2013, the Compensation and Development Committee of the Board (the “Committee”) approved a program to award restricted stock units (the “RSU program”) to certain employees at the operating subsidiary and corporate levels. In December 2016, the stockholders of the Company approved a new equity compensation plan that allows the RSU program to continue in subsequent years on similar terms, but now includes a double-trigger change in control provision. The double-trigger provision, which is applicable to awards granted in fiscal 2017 and subsequent years, stipulates that immediate vesting of an outstanding grant would occur only upon the occurrence of both a change in control, as defined by the plan, and a corresponding change in employment status.

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

The fair value of the employee and Board member restricted stock units is determined using the Company’s stock price on the date of grant. Total expense recognized in fiscal 2017, 2016 and 2015 for these restricted stock unit awards was $12,399, $9,272 and $6,661 respectively.

Restricted Stock Units – A summary of restricted stock unit activity during fiscal 2017, 2016 and 2015 is included below:

	2017		2016		2015
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	325,136	$53.95	280,353	$50.55	212,073	$49.21
Granted	166,567	84.85	181,872	55.37	162,967	50.95
Vested	(157,315)	53.87	(133,758)	48.73	(90,608)	48.14
Forfeited	(1,812)	64.03	(3,331)	54.18	(4,079)	50.54

Nonvested, end of year	332,576	$69.41	325,136	$53.95	280,353	$50.55

At July 31, 2017 there was $16,679 of total unrecognized compensation costs related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.28 years.

Total non-cash compensation expense recognized for restricted stock awards and restricted stock unit awards in fiscal 2017, 2016 and 2015 was $12,500, $9,387 and $6,776, respectively.

The Company recognized a tax benefit related to total stock based compensation expense of $4,625, $3,473 and $2,507 in fiscal 2017, 2016 and 2015, respectively.

***********

