Form 10-Q
period 2017-10-31
THOR INDUSTRIES INC
filed 2017-11-27
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2017.

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

                                            Yes      ☐                                                                   No      ☑

As of October 31, 2017, 52,694,365 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2017	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$151,463	$223,258
Accounts receivable, trade, less allowance for doubtful accounts of $712 and $692, respectively	603,357	453,754
Accounts receivable, other, net	35,038	31,090
Inventories, net	517,328	460,488
Prepaid expenses and other	10,402	11,577

Total current assets	1,317,588	1,180,167

Property, plant and equipment, net	446,134	425,238

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	429,908	443,466
Deferred income taxes, net	98,325	92,969
Other	40,318	38,398

Total other assets	946,244	952,526

TOTAL ASSETS	$2,709,966	$2,557,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,881	$328,601
Accrued liabilities:
Compensation and related items	124,491	100,114
Product warranties	231,999	216,781
Income and other taxes	43,721	51,211
Promotions and rebates	50,682	46,459
Product, property and related liabilities	21,841	16,521
Dividends payable	19,497	—
Other	25,273	21,359

Total current liabilities	877,385	781,046

Long-term debt	90,000	145,000
Unrecognized tax benefits	10,011	10,263
Other liabilities	48,465	45,082

Total long-term liabilities	148,476	200,345

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,764,824 and 62,597,110 shares, respectively	6,276	6,260
Additional paid-in capital	241,822	235,525
Retained earnings	1,779,735	1,670,826
Less treasury shares of 10,070,459 and 10,011,069, respectively, at cost	(343,728)	(336,071)

Total stockholders’ equity	1,684,105	1,576,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,709,966	$2,557,931

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended October 31,
	2017	2016
Net sales	$2,231,668	$1,708,531
Cost of products sold	1,898,483	1,471,779

Gross profit	333,185	236,752
Selling, general and administrative expenses	134,263	102,310
Amortization of intangible assets	13,558	18,215
Interest income	381	153
Interest expense	1,412	2,560
Other income, net	2,758	1,980

Income before income taxes	187,091	115,800
Income taxes	58,685	37,055

Net income and comprehensive income	$128,406	$78,745

Weighted-average common shares outstanding:
Basic	52,611,926	52,503,966
Diluted	52,818,363	52,705,942

Earnings per common share:
Basic	$2.44	$1.50
Diluted	$2.43	$1.49

Regular dividends declared per common share	$0.37	$0.33

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net income	$128,406	$78,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,140	8,380
Amortization of intangibles	13,558	18,215
Amortization of debt issuance costs	393	393
Deferred income tax benefit	(5,356)	(2,297)
Gain on disposition of property, plant and equipment	(1,470)	(2,188)
Stock-based compensation expense	4,318	2,738
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(152,921)	(86,419)
Inventories	(56,840)	(13,258)
Prepaid expenses and other	(2,409)	(2,648)
Accounts payable	33,471	(1,254)
Accrued liabilities	39,892	(1,966)
Long-term liabilities and other	3,233	2,822

Net cash provided by operating activities	13,415	1,263

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,283)	(26,164)
Proceeds from dispositions of property, plant and equipment	3,526	4,329
Acquisitions	—	(5,039)
Other	641	(2,500)

Net cash used in investing activities	(30,116)	(29,374)

Cash flows from financing activities:
Principal payments on revolving credit facility	(55,000)	(20,000)
Principal payments on capital lease obligations	(94)	(81)

Net cash used in financing activities	(55,094)	(20,081)

Net decrease in cash and cash equivalents	(71,795)	(48,192)
Cash and cash equivalents, beginning of period	223,258	209,902

Cash and cash equivalents, end of period	$151,463	$161,710

Supplemental cash flow information:
Income taxes paid	$73,720	$54,224
Interest paid	$1,161	$2,407

Non-cash transactions:
Capital expenditures in accounts payable	$4,075	$3,867
Regular quarterly dividend payable	$19,497	$17,352

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except per share data)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (collectively, the “Company”), manufactures a wide range of recreational vehicles (“RVs”) at various manufacturing facilities located primarily in Indiana, with additional facilities in Ohio, Oregon, Idaho and Michigan. These products are sold to independent, non-franchise dealers primarily throughout the United States and Canada. Unless the context requires or indicates otherwise, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The July 31, 2017 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Due to seasonality within the recreational vehicle industry, annualizing the results of operations for the three months ended October 31, 2017 would not necessarily be indicative of the results for a full fiscal year.

Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. This ASU is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which provides guidance on the recognition, measurement, presentation, and disclosure of leases. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. This ASU is effective for the Company in its fiscal year 2020 beginning on August 1, 2019. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU No. 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU No. 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. The Company adopted ASU No. 2015-11 on August 1, 2017 and there was no material impact on the Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU will supersede most current revenue recognition guidance. Under this ASU, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. This ASU will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. ASU No. 2014-09 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. This ASU is effective for the Company in its fiscal year 2019 beginning on August 1, 2018. In applying this ASU, entities have the option of using either a full retrospective transition or a modified retrospective approach with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the approach it will use to apply this ASU and the impact that the adoption of this ASU will have on the Company’s consolidated financial statements including the impact on financial statement disclosure under this ASU.

2.	Acquisition

Jayco, Corp.

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Note 11 to the Condensed Consolidated Financial Statements. The final purchase price adjustment of $5,039 was based on the final determination of net assets as of the June 30, 2016 closing date and was paid during the first quarter of fiscal 2017. Jayco operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its towables operations are aggregated within the Company’s towable recreational vehicle reportable segment and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

The following table summarizes the final fair values assigned to the Jayco net assets acquired, which were based on internal and independent external valuations:

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

3.	Business Segments

The Company has two reportable segments, both related to recreational vehicles: (1) towables and (2) motorized. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Livin’ Lite). The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach.

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

All manufacturing is conducted within the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred net income tax assets.

	Three Months Ended October 31,
Net sales:	2017	2016
Recreational vehicles
Towables	$1,618,501	$1,210,873
Motorized	566,611	461,454

Total recreational vehicles	2,185,112	1,672,327
Other	82,919	58,996
Intercompany eliminations	(36,363)	(22,792)

Total	$2,231,668	$1,708,531

	Three Months Ended October 31,
Income (loss) before income taxes:	2017	2016
Recreational vehicles
Towables	$158,851	$94,173
Motorized	37,586	28,923

Total recreational vehicles	196,437	123,096
Other, net	8,483	6,378
Corporate	(17,829)	(13,674)

Total	$187,091	$115,800

Total assets:	October 31, 2017	July 31, 2017
Recreational vehicles
Towables	$1,685,230	$1,535,029
Motorized	570,486	500,761

Total recreational vehicles	2,255,716	2,035,790
Other, net	153,743	156,996
Corporate	300,507	365,145

Total	$2,709,966	$2,557,931

	Three Months Ended October 31,
Depreciation and intangible amortization expense:	2017	2016
Recreational vehicles
Towables	$16,793	$20,926
Motorized	2,728	2,343

Total recreational vehicles	19,521	23,269
Other	2,809	3,004
Corporate	368	322

Total	$22,698	$26,595

	Three Months Ended October 31,
Capital acquisitions:	2017	2016
Recreational vehicles
Towables	$17,592	$20,865
Motorized	12,315	5,156

Total recreational vehicles	29,907	26,021
Other	610	296
Corporate	1,575	176

Total	$32,092	$26,493

4.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2017	2016
Weighted-average shares outstanding for basic earnings per share	52,611,926	52,503,966
Unvested restricted stock and restricted stock units	206,437	201,976

Weighted-average shares outstanding assuming dilution	52,818,363	52,705,942

At October 31, 2017 and 2016, the Company had 46,692 and 52,098, respectively, of unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

5.	Fair Value Measurements

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy as prescribed in ASC 820, “Fair Value Measurements and Disclosures”, and as discussed in Note 9 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K.

The financial assets that were accounted for at fair value on a recurring basis at October 31, 2017 and July 31, 2017, all using Level 1 inputs, are as follows:

	October 31, 2017	July 31, 2017
Cash equivalents	$96,360	$176,663
Deferred compensation plan assets	$31,328	$28,095

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Deferred compensation plan assets represent investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Deferred compensation plan asset balances are recorded as components of Other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of Other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in Other income, net and Selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

6.	Inventories

Major classifications of inventories are as follows:

	October 31, 2017	July 31, 2017
Finished goods – RV	$40,305	$24,904
Finished goods – other	25,097	27,862
Work in process	130,032	117,319
Raw materials	242,730	214,518
Chassis	114,234	109,555

Subtotal	552,398	494,158
Excess of FIFO costs over LIFO costs	(35,070)	(33,670)

Total inventories, net	$517,328	$460,488

Of the $552,398 and $494,158 of inventories at October 31, 2017 and July 31, 2017, $314,976 and $284,897, respectively, was valued on the last-in, first-out (LIFO) basis, and $237,422 and $209,261, respectively, was valued on the first-in, first-out (FIFO) method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	October 31, 2017	July 31, 2017
Land	$49,878	$48,812
Buildings and improvements	399,619	380,139
Machinery and equipment	170,910	161,724

Total cost	620,407	590,675
Less accumulated depreciation	(174,273)	(165,437)

Property, plant and equipment, net	$446,134	$425,238

Property, plant and equipment at both October 31, 2017 and July 31, 2017 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $1,360 and $1,224 at October 31, 2017 and July 31, 2017, respectively.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	October 31, 2017		July 31, 2017
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	October 31, 2017		Amortization		Amortization
Dealer networks/customer relationships	16	$404,960	$113,181	$404,960	$101,795
Trademarks	18	147,617	19,361	147,617	17,570
Design technology and other intangibles	8	19,300	9,562	19,300	9,203
Non-compete agreements	2	450	315	450	293

Total amortizable intangible assets		$572,327	$142,419	$572,327	$128,861

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2018	$53,968
For the fiscal year ending July 31, 2019	50,136
For the fiscal year ending July 31, 2020	46,269
For the fiscal year ending July 31, 2021	42,935
For the fiscal year ending July 31, 2022	37,828
For the fiscal year ending July 31, 2023 and thereafter	212,330

$443,466

Of the recorded goodwill of $377,693 at both October 31, 2017 and July 31, 2017, $334,822 resides in the towable recreational vehicle reportable segment and $42,871 resides in the other non-reportable segment.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 23% and 17% of the Company’s consolidated net sales for the three-month periods ended October 31, 2017 and October 31, 2016, respectively. Sales to this dealer are reported within both the towables and motorized segments. This dealer also accounted for 25% of the Company’s consolidated trade accounts receivable at October 31, 2017 and 30% at July 31, 2017. The loss of this dealer could have a significant effect on the Company’s business.

10.	Product Warranties

The Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Management believes that the recorded warranty liabilities are adequate, however, actual claims incurred could differ from estimates, requiring adjustments to the liabilities. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

Changes in our product warranty reserves are as follows:

	Three Months Ended October 31,
	2017	2016
Beginning balance	$216,781	$201,840
Provision	63,833	51,947
Payments	(48,615)	(44,799)

Ending balance	$231,999	$208,988

11.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. See Note 11 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K for details regarding the credit agreement. Borrowings outstanding on this facility totaled $90,000 at October 31, 2017 and $145,000 at July 31, 2017. As of October 31, 2017, the available and unused credit line under the revolver was $407,675, and the Company was in compliance with the financial covenant in the credit agreement.

For the three-month periods ended October 31, 2017 and October 31, 2016, the total LIBOR and base rate interest expense on the facility was $611 and $1,878, respectively, and the weighted-average interest rate on borrowings from the facility was 2.57% and 2.11%, respectively. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees are being amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are included in interest expense, of $393 for both the three-month periods ended October 31, 2017 and October 31, 2016, respectively. The unamortized balances of these facility fees were $5,756 at October 31, 2017 and $6,149 at July 31, 2017, and they are included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The carrying value of the Company’s long-term debt at October 31, 2017 approximates fair value as the entire balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820.

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2017 was 31.4% compared with 32.0% for the three months ended October 31, 2016. The effective income tax rates for the fiscal 2018 and fiscal 2017 three-month periods were both favorably impacted by an income tax provision benefit related to stock-based compensation. The effective income tax rates for both three-month periods were also favorably impacted by various unrecognized tax benefit settlements and expirations.

The Company anticipates a decrease of approximately $2,730 in unrecognized tax benefits, and $370 in accrued interest related to unrecognized tax benefits recorded as of October 31, 2017, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2015 and 2016 remain open for federal income tax purposes and fiscal years 2013, 2014, 2015 and 2016 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently under examination by certain state authorities for the fiscal years ended July 31, 2013 through 2015. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its state income tax returns in its liability for unrecognized tax benefits.

13.	Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing, as discussed in Note 13 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K, were $2,408,007 and $2,200,544 as of October 31, 2017 and July 31, 2017, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $6,700 and $6,345 as of October 31, 2017 and July 31, 2017, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements during the three-month periods ended October 31, 2017 and October 31, 2016 were not significant. Based on current market conditions, the Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is also involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. Based on current conditions, in management’s opinion the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

14.	Stockholders’ Equity

Under the Company’s restricted stock unit (“RSU”) program, as discussed in Note 16 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K, RSU awards have been approved each October related to the financial performance of the most recently completed fiscal year since 2012. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board of Directors (“Board”) has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

Total expense recognized in the three-month periods ended October 31, 2017 and October 31, 2016 for these restricted stock unit awards and other stock-based compensation was $4,318 and $2,738, respectively.

For the restricted stock units that vested during the three-month period ended October 31, 2017, a portion of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. The total related taxes withheld of $7,657, to be paid by the Company on behalf of the recipients of these awards, is included in Accrued Compensation and related items in the Condensed Consolidated Balance Sheet and will be paid in the second quarter of fiscal 2018.

During the first quarter of fiscal 2018, the Company’s Board approved and declared the payment of a regular quarterly dividend of $0.37 per share for the first quarter of fiscal 2018. This dividend totaling $19,497 is included in Dividends payable in the Condensed Consolidated Balance Sheet and was paid in the second quarter of fiscal 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, raw material or chassis supply restrictions, the level of warranty claims incurred, legislative, regulatory and tax policy developments, the costs of compliance with increased governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, the potential impact of increased tax burdens on our dealers and retail consumers, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, the potential impact of rising interest rates on the general economy and specifically on our dealers and consumers, restrictive lending practices, management changes, the success of new product introductions, the pace of obtaining and producing at new production facilities, the pace of acquisitions, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, a shortage of necessary personnel for production, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strength of the U.S. dollar on international demand, general economic, market and political conditions and the other risks and uncertainties discussed more fully in ITEM 1A of our Annual Report on Form 10-K for the year ended July 31, 2017.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs in North America. According to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year-to-date period ended September 30, 2017, Thor’s combined U.S. and Canadian market share was approximately 50.9% for travel trailers and fifth wheels combined and approximately 39.6% for motorhomes. Our business model includes decentralized operating units, and our RV products are sold to independent, non-franchise dealers who, in turn, retail those products. Our growth has been achieved both organically and by acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making acquisitions.

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

In correlation with current retail demand, RV dealer inventory of Thor products as of October 31, 2017 increased 26.5% to approximately 125,400 units, compared to approximately 99,100 units as of October 31, 2016. We believe our dealer inventory levels are appropriate, to slightly low, for seasonal consumer demand.

Thor’s RV backlog as of October 31, 2017 increased $1,472,007, or 69.9%, to $3,578,801 compared to $2,106,794 as of October 31, 2016.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,			%
	2017	2016	Increase	Change
Towable Units	330,673	282,687	47,986	17.0
Motorized Units	47,333	41,599	5,734	13.8

Total	378,006	324,286	53,720	16.6

According to the most recent RVIA forecast published in August 2017, shipments for towable and motorized units for the 2017 calendar year will approximate 419,500 and 60,200 units, respectively, which are 11.6% and 9.9% higher, respectively, than the corresponding 2016 calendar year wholesale shipments. The combined total of 479,700 units would be the largest since 1973. Travel trailers and fifth wheels are expected to account for approximately 85% of all RV shipments in calendar year 2017, and more Class C motorhomes are expected to be shipped in calendar year 2017 than in any year since 1984. The outlook for calendar year 2017 growth in RV sales is based on the expectation of continued gains in jobs and disposable income and low inflation. It also takes into account the impact of slowly rising interest rates, and assumes geopolitical risks will have minimal impact on the overall pace of growth in the domestic economy.

In their August 2017 release, RVIA forecasted that 2018 calendar year shipments for towables and motorized units will approximate 429,300 and 61,900 units, respectively, which are 2.3% and 2.8% higher, respectively, than expected 2017 calendar year shipments. We expect the next RVIA forecast for the 2018 calendar year will be published in late November 2017 or early December 2017, which will take into consideration current economic conditions and recent wholesale and retail shipment data.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,			%
	2017	2016	Increase	Change
Towable Units	335,480	305,574	29,906	9.8
Motorized Units	45,843	40,238	5,605	13.9

Total	381,323	345,812	35,511	10.3

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the nine-month periods ended September 30, 2017 and 2016 to correspond to the industry wholesale periods noted above, were as follows (includes Jayco results from the June 30, 2016 date of acquisition forward):

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,			%
	2017	2016	Increase	Change
Towable Units	174,201	115,514	58,687	50.8
Motorized Units	19,555	12,508	7,047	56.3

Total	193,756	128,022	65,734	51.3

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2017 and 2016 to correspond to the industry retail periods noted above (and adjusted to include Jayco’s results from the June 30, 2016 date of acquisition forward) were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,			%
	2017	2016	Increase	Change
Towable Units	166,649	121,787	44,862	36.8
Motorized Units	18,146	12,231	5,915	48.4

Total	184,795	134,018	50,777	37.9

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

A positive future outlook for the RV segment is supported by favorable demographics, as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 79 million by 2025, 15% higher than in 2015 according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined as those between the ages of 18 and 34, consisted of more than 75 million people in 2015. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Based on the Kampgrounds of America (KOA) 2017 North American Camping Report, their millennial group comprised 31% of the total population in the most recent census, yet accounted for 38% of the total campers in 2016, which increased from 34% of the total campers in 2015. Younger RV consumers are generally attracted to lower and moderately-priced travel trailers, as affordability is a key driver at this stage in their lives.

As the first generation of the internet age, Millennials are generally more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation. This generation is camping more as they view camping as an opportunity to spend time with family and friends as well as a way to reduce stress, escape the pressures of everyday life, be more active and lead a healthier lifestyle. In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse customer base. In our efforts to connect with RV consumers of all generations, during the first quarter of fiscal 2017 we launched a new consumer-facing website designed to inspire consumers to explore the RV lifestyle. The new website includes video and interactive features to help consumers determine the type of RV which may suit their specific camping needs, while providing video footage that can be utilized by dealers to market our products. In the second quarter of fiscal 2018, we will be launching a targeted campaign towards Millennials, and have begun exploring related marketing opportunities. We will continue to evaluate additional marketing opportunities to younger and more diverse consumers over the remainder of the year.

Economic or industry-wide factors affecting our RV business include the costs of commodities and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to raise the selling prices for our products by corresponding amounts. Historically, we have been able to pass along those cost increases to customers.

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

Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31, 2016

	Three Months Ended October 31, 2017		Three Months Ended October 31, 2016		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$1,618,501		$1,210,873		$407,628	33.7
Motorized	566,611		461,454		105,157	22.8

Total recreational vehicles	2,185,112		1,672,327		512,785	30.7
Other	82,919		58,996		23,923	40.6
Intercompany eliminations	(36,363)		(22,792)		(13,571)	(59.5)

Total	$2,231,668		$1,708,531		$523,137	30.6

# OF UNITS:
Recreational vehicles
Towables	66,095		51,174		14,921	29.2
Motorized	6,843		5,419		1,424	26.3

Total	72,938		56,593		16,345	28.9

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$256,713	15.9	$174,978	14.5	$81,735	46.7
Motorized	63,903	11.3	51,437	11.1	12,466	24.2

Total recreational vehicles	320,616	14.7	226,415	13.5	94,201	41.6
Other, net	12,569	15.2	10,337	17.5	2,232	21.6

Total	$333,185	14.9	$236,752	13.9	$96,433	40.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$86,760	5.4	$67,588	5.6	$19,172	28.4
Motorized	26,708	4.7	21,314	4.6	5,394	25.3

Total recreational vehicles	113,468	5.2	88,902	5.3	24,566	27.6
Other	2,569	3.1	2,320	3.9	249	10.7
Corporate	18,226	—	11,088	—	7,138	64.4

Total	$134,263	6.0	$102,310	6.0	$31,953	31.2

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$158,851	9.8	$94,173	7.8	$64,678	68.7
Motorized	37,586	6.6	28,923	6.3	8,663	30.0

Total recreational vehicles	196,437	9.0	123,096	7.4	73,341	59.6
Other, net	8,483	10.2	6,378	10.8	2,105	33.0
Corporate	(17,829)	—	(13,674)	—	(4,155)	(30.4)

Total	$187,091	8.4	$115,800	6.8	$71,291	61.6

ORDER BACKLOG:	As of October 31, 2017	As of October 31, 2016	Change Amount	% Change
Recreational vehicles
Towables	$2,455,056	$1,400,403	$1,054,653	75.3
Motorized	1,123,745	706,391	417,354	59.1

Total	$3,578,801	$2,106,794	$1,472,007	69.9

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2017 increased $523,137, or 30.6%, compared to the three months ended October 31, 2016. Consolidated gross profit for the three months ended October 31, 2017 increased $96,433, or 40.7%, compared to the three months ended October 31, 2016. Consolidated gross profit was 14.9% of consolidated net sales for the three months ended October 31, 2017 and 13.9% for the three months ended October 31, 2016.

Selling, general and administrative expenses for the three months ended October 31, 2017 increased $31,953, or 31.2%, compared to the three months ended October 31, 2016. Amortization of intangible assets expense for the three months ended October 31, 2017 decreased $4,657, or 25.6%, compared to the three months ended October 31, 2016, primarily due to backlog amortization in the prior-year period related to the Jayco acquisition and lower dealer network amortization as compared to the prior-year period. Income before income taxes for the three months ended October 31, 2017 was $187,091, as compared to $115,800 for the three months ended October 31, 2016, an increase of $71,291, or 61.6%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, amortization of intangible assets expense and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $7,138 to $18,226 for the three months ended October 31, 2017 compared to $11,088 for the three months ended October 31, 2016. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $1,504 in correlation with the increase in income before income taxes compared to the prior year, and stock-based compensation increased $1,580. The stock-based compensation increase is due to increasing income before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $1,530, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. Legal and professional fees, including costs related to sales and marketing initiatives targeted to the younger consumer, increased $1,387.

Corporate interest and other income and expense was $397 of net income for the three months ended October 31, 2017 compared to $2,586 of net expense for the three months ended October 31, 2016. This favorable change of $2,983 is partially due to interest expense and fees of $1,257 incurred in the current-year period related to the revolving credit facility, as compared to $2,398 in the prior-year period, a decrease of $1,141 primarily as a result of the lower outstanding debt balance. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in $1,274 of net income in the current-year period as compared to net expense of $256 in the prior-year period, an increase of $1,530.

The overall effective income tax rate for the three months ended October 31, 2017 was 31.4% compared with 32.0% for the three months ended October 31, 2016. The effective income tax rates for the fiscal 2018 and fiscal 2017 three-month periods were both favorably impacted by an income tax provision benefit related to stock-based compensation. The effective income tax rates for both three-month periods were also favorably impacted by various unrecognized tax benefit settlements and expirations. The primary reason for the decrease in the effective income tax rate was a larger benefit related to stock-based compensation in the three months ended October 31, 2017.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2017 compared to the three months ended October 31, 2016:

	Three Months Ended October 31, 2017	% of Segment Net Sales	Three Months Ended October 31, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$993,604	61.4	$723,349	59.7	$270,255	37.4
Fifth Wheels	624,897	38.6	487,524	40.3	137,373	28.2

Total Towables	$1,618,501	100.0	$1,210,873	100.0	$407,628	33.7

	Three Months Ended October 31, 2017	% of Segment Shipments	Three Months Ended October 31, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	51,668	78.2	39,644	77.5	12,024	30.3
Fifth Wheels	14,427	21.8	11,530	22.5	2,897	25.1

Total Towables	66,095	100.0	51,174	100.0	14,921	29.2

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers and Other	7.1
Fifth Wheels	3.1
Total Towables	4.5

The increase in total towables net sales of 33.7% compared to the prior-year quarter resulted from a 29.2% increase in unit shipments and a 4.5% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended September 30, 2017, the most recent period available, combined travel trailer and fifth wheel wholesale unit shipments increased 26.2% compared to the same period last year.

The increases in the overall net price per unit within the travel trailer and other product lines of 7.1% and the fifth wheel product lines of 3.1% were both primarily due to changes in product mix and selective net price increases since the prior-year period.

Cost of products sold increased $325,893 to $1,361,788, or 84.1% of towables net sales, for the three months ended October 31, 2017 compared to $1,035,895, or 85.5% of towables net sales, for the three months ended October 31, 2016. The change in material, labor, freight-out and warranty costs comprised $308,994 of the $325,893 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales decreased to 78.8% for the three months ended October 31, 2017 compared to 79.9% for the three months ended October 31, 2016. This decrease in percentage was primarily the result of a decrease in the material cost percentage to net sales, due to favorable product mix and selective net price increases since the prior-year period, as well as a reduction in the warranty cost percentage. Both the material and warranty cost percentage decreases were primarily attributable to operating efficiencies and process improvements attained in the past year, primarily by Jayco. These decreases were partially offset by an increase in the labor cost percentage due to the continued competitive RV labor market. Total manufacturing overhead increased $16,899 with the increase in sales, but decreased as a percentage of towables net sales from 5.6% to 5.3%, as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $81,735 to $256,713, or 15.9% of towables net sales, for the three months ended October 31, 2017 compared to $174,978, or 14.5% of towables net sales, for the three months ended October 31, 2016. The increase in gross profit is primarily due to the 29.2% increase in unit sales volume noted above, while the increase in gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $86,760, or 5.4% of towables net sales, for the three months ended October 31, 2017 compared to $67,588, or 5.6% of towables net sales, for the three months ended October 31, 2016. The primary reason for the $19,172 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $14,074. Legal, professional and related settlement costs increased $3,563, primarily due to estimated costs related to an industry-wide recall of certain vendor-supplied components and estimated product liability settlement costs. In addition, sales-related travel, advertising and promotional costs also increased $1,074 in correlation with the sales increase. In spite of these increased amounts, the overall selling, general and administrative expense percentage of towables net sales decreased by 0.2% due to the significant increase in towables net sales.

Towables income before income taxes was $158,851, or 9.8% of towables net sales, for the three months ended October 31, 2017 compared to $94,173, or 7.8% of towables net sales, for the three months ended October 31, 2016. The primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages to sales noted above. In addition, the amortization cost percentage decreased by 0.6%, primarily due to non-recurring backlog amortization in the prior-year period related to the Jayco acquisition.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2017 compared to the three months ended October 31, 2016:

	Three Months Ended October 31, 2017	% of Segment Net Sales	Three Months Ended October 31, 2016	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$252,423	44.5	$240,114	52.0	$12,309	5.1
Class C	286,666	50.6	199,895	43.3	86,771	43.4
Class B	27,522	4.9	21,445	4.7	6,077	28.3

Total Motorized	$566,611	100.0	$461,454	100.0	$105,157	22.8

	Three Months Ended October 31, 2017	% of Segment Shipments	Three Months Ended October 31, 2016	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,267	33.1	2,189	40.4	78	3.6
Class C	4,364	63.8	3,059	56.4	1,305	42.7
Class B	212	3.1	171	3.2	41	24.0

Total Motorized	6,843	100.0	5,419	100.0	1,424	26.3

Impact of Change in Product Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	1.5
Class C	0.7
Class B	4.3
Total Motorized	(3.5)

The increase in total motorized net sales of 22.8% compared to the prior-year quarter resulted from a 26.3% increase in unit shipments and a 3.5% decrease in the overall net price per unit due to the impact of changes in product mix and price. The 3.5% decrease in the overall motorized net price per unit, in spite of increases within the individual Class A, B and C product lines, is primarily due to a much higher concentration of the more moderately-priced Class C units, as compared to Class A units, in the current-year quarter as compared to the prior-year quarter. According to statistics published by RVIA, for the three months ended September 30, 2017, the most recent period available, combined motorhome wholesale unit shipments increased 13.4% compared to the same period last year.

The increases in the overall net price per unit within the Class A product line of 1.5% and the Class C product line of 0.7% were primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 4.3% is primarily due to the introduction of a new, higher-priced model since the prior-year period, and more option content per unit in the current-year period.

Cost of products sold increased $92,691 to $502,708, or 88.7% of motorized net sales, for the three months ended October 31, 2017 compared to $410,017, or 88.9% of motorized net sales, for the three months ended October 31, 2016. The change in material, labor, freight-out and warranty costs comprised $89,220 of the $92,691 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 84.8% for both the three-month periods ended October 31, 2017 and October 31, 2016. Although the combined percentage was the same, there was a decrease in the material cost percentage, which was partially due to operating efficiencies attained in the past year, primarily at Jayco and purchase accounting charges related to Jayco included in the prior-year period, but this decrease was offset by an increase in labor costs associated with increasing employment levels and the continued competitive RV labor market. Total manufacturing overhead increased $3,471 with the volume increase, but decreased as a percentage of motorized net sales from 4.1% to 3.9%, as the increase in production resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $12,466 to $63,903, or 11.3% of motorized net sales, for the three months ended October 31, 2017 compared to $51,437, or 11.1% of motorized net sales, for the three months ended October 31, 2016. The $12,466 increase in gross profit was due primarily to the 26.3% increase in unit sales volume noted above, and the increase as a percentage of motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $26,708, or 4.7% of motorized net sales, for the three months ended October 31, 2017 compared to $21,314, or 4.6% of motorized net sales, for the three months ended October 31, 2016. The $5,394 increase was partially due to increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,221. In addition, legal, professional and related settlement costs increased $2,295, primarily due to estimated costs related to an industry-wide recall of certain vendor-supplied components and estimated product liability settlement costs. Sales related travel, advertising and promotional costs also increased $550 in connection with the sales increase.

Motorized income before income taxes was $37,586, or 6.6% of motorized net sales, for the three months ended October 31, 2017 compared to $28,923, or 6.3% of motorized net sales, for the three months ended October 31, 2016. The primary reason for this increase in percentage was the impact of the decrease in the cost of products sold percentage noted above, partially offset by the slight increase in the selling, general and administrative expense percentage to sales as noted above. In addition, the motorized income before income taxes percentage increased due to a gain of $1,506 on the sale of certain motorized buildings and equipment during the three months ended October 31, 2017.

Financial Condition and Liquidity

As of October 31, 2017, we had $151,463 in cash and cash equivalents compared to $223,258 on July 31, 2017. The components of this $71,795 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to capital expenditures of $34,283 and principal payments on long-term debt of $55,000, partially offset by cash provided by operations of $13,415.

Working capital at October 31, 2017 was $440,203 compared to $399,121 at July 31, 2017, with the increase primarily attributable to increases in accounts receivable and inventory due to the increases in sales, backlog and production lines. Capital expenditures of $34,283 for the three months ended October 31, 2017 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from continuing operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected future operational requirements for the foreseeable future. We have historically relied on internally generated cash flows from operations to finance substantially all our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 11 to the Condensed Consolidated Financial Statements.

Our main priorities for the use of current and future available cash generated from operations include funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends, as determined by the Company’s Board, will also continue to be considered.

In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2018 of approximately $150,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. In regard to reducing indebtedness, we made additional debt payments of $10,000 in November 2017, and, absent an alternative to strategically employ funds available under the credit facility, we expect to pay off the current remaining indebtedness of $80,000 in its entirety by the end of fiscal 2018. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2017 was $13,415 as compared to net cash provided by operating activities of $1,263 for the three months ended October 31, 2016.

For the three months ended October 31, 2017, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $148,989 of operating cash. The change in net working capital used $135,574 of operating cash during that period, primarily the result of a larger than usual seasonal increase in accounts receivable due to both the timing of shipments and the increase in sales. Inventory also increased in conjunction with the increases in backlog and production facilities and lines, and required income tax payments exceeded the income tax provision during the period as well. These increases were partially offset by increases in accounts payable and accrued liabilities.

For the three months ended October 31, 2016, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $103,986 of operating cash. The change in net working capital used $102,723 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory with the increase in sales, production levels and backlog. In addition, required income tax payments exceeded the income tax provision during the period.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2017 was $30,116, primarily due to capital expenditures of $34,283, partially offset by proceeds received on the disposition of property, plant and equipment of $3,526.

Net cash used in investing activities for the three months ended October 31, 2016 was $29,374, primarily due to capital expenditures of $26,164 and a final purchase price adjustment payment of $5,039 related to the fiscal 2016 acquisition of Jayco, partially offset by proceeds received on the disposition of property, plant and equipment of $4,329.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2017 was $55,094, primarily for principal payments on the revolving credit facility totaling $55,000. During the first quarter of fiscal 2018, the Company’s Board approved and declared the payment of a regular quarterly dividend of $0.37 per share for the first quarter of fiscal 2018, but this dividend, totaling $19,497, was not paid until the second quarter of fiscal 2018.

Net cash used in financing activities for the three months ended October 31, 2016 was $20,081, primarily for principal payments on the revolving credit facility totaling $20,000. During the first quarter of fiscal 2017, the Company’s Board of Directors approved and declared the payment of a regular quarterly dividend of $0.33 per share for the first quarter of fiscal 2017, but this dividend, totaling $17,352, was not paid until the second quarter of fiscal 2017.

The Company increased its previous regular quarterly dividend of $0.33 per share to $0.37 per share in October 2017. In October 2016, the Company increased its previous regular quarterly dividend of $0.30 per share to $0.33 per share.

Accounting Pronouncements

Reference is made to Note 1 of our Condensed Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of October 31, 2017), our results of operations and cash flows for the three months ended October 31, 2017 would not have been materially affected.

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

During the quarter ended October 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification

32.1	Chief Executive Officer’s Section 1350 Certification

32.2	Chief Financial Officer’s Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: November 27, 2017	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: November 27, 2017	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer