Form 10-Q
period 2018-01-31
THOR INDUSTRIES INC
filed 2018-03-07
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2018.

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

                                            Yes      ☐                                                                   No      ☑

As of February 28, 2018, 52,695,365 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1.	FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$109,775	$223,258
Accounts receivable, trade, net	598,908	453,754
Accounts receivable, other, net	25,177	31,090
Inventories, net	590,363	460,488
Prepaid expenses and other	9,979	11,577

Total current assets	1,334,202	1,180,167

Property, plant and equipment, net	466,215	425,238

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	416,112	443,466
Deferred income taxes, net	69,657	92,969
Other	45,080	38,398

Total other assets	908,542	952,526

TOTAL ASSETS	$2,708,959	$2,557,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354,499	$328,601
Accrued liabilities:
Compensation and related items	105,882	100,114
Product warranties	243,310	216,781
Income and other taxes	13,818	51,211
Promotions and rebates	51,717	46,459
Product, property and related liabilities	19,332	16,521
Other	28,559	21,359

Total current liabilities	817,117	781,046

Long-term debt	80,000	145,000
Unrecognized tax benefits	10,507	10,263
Other liabilities	53,406	45,082

Total long-term liabilities	143,913	200,345

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,765,824 and 62,597,110 shares, respectively	6,277	6,260
Additional paid-in capital	245,390	235,525
Retained earnings	1,839,990	1,670,826
Less treasury shares of 10,070,459 and 10,011,069, respectively, at cost	(343,728)	(336,071)

Total stockholders’ equity	1,747,929	1,576,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,708,959	$2,557,931

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net sales	$1,971,560	$1,588,525	$4,203,228	$3,297,056
Cost of products sold	1,701,232	1,376,823	3,599,715	2,848,602

Gross profit	270,328	211,702	603,513	448,454
Selling, general and administrative expenses	117,088	96,969	251,351	199,279
Amortization of intangible assets	13,796	15,279	27,354	33,494
Interest income	401	177	782	330
Interest expense	1,354	2,486	2,766	5,046
Other income, net	2,574	1,220	5,332	3,200

Income before income taxes	141,065	98,365	328,156	214,165
Income taxes	61,313	33,583	119,998	70,638

Net income and comprehensive income	$79,752	$64,782	$208,158	$143,527

Weighted-average common shares outstanding:
Basic	52,694,680	52,582,134	52,653,303	52,543,050
Diluted	52,861,140	52,740,959	52,839,752	52,723,450

Earnings per common share:
Basic	$1.51	$1.23	$3.95	$2.73
Diluted	$1.51	$1.23	$3.94	$2.72

Regular dividends declared and paid per common share	$0.37	$0.33	$0.74	$0.66

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2018 AND 2017 (UNAUDITED)

	Six Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net income	$208,158	$143,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,619	16,911
Amortization of intangibles	27,354	33,494
Amortization of debt issuance costs	785	785
Deferred income tax provision (benefit)	23,312	(4,291)
Gain on disposition of property, plant and equipment	(1,482)	(2,262)
Stock-based compensation expense	8,731	5,892
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(138,930)	(96,712)
Inventories	(129,875)	(73,729)
Prepaid income taxes, expenses and other	(7,140)	(8,455)
Accounts payable	27,235	28,591
Accrued liabilities	11,283	6,353
Long-term liabilities and other	8,795	2,712

Net cash provided by operating activities	56,845	52,816

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,003)	(50,924)
Proceeds from dispositions of property, plant and equipment	3,552	4,554
Acquisitions	—	(5,039)
Other	960	(2,213)

Net cash used in investing activities	(58,491)	(53,622)

Cash flows from financing activities:
Principal payments on revolving credit facility	(65,000)	(35,000)
Regular cash dividends paid	(38,994)	(34,704)
Principal payments on capital lease obligations	(186)	(165)
Payments related to vesting of stock-based awards	(7,657)	(4,572)

Net cash used in financing activities	(111,837)	(74,441)

Net decrease in cash and cash equivalents	(113,483)	(75,247)
Cash and cash equivalents, beginning of period	223,258	209,902

Cash and cash equivalents, end of period	$109,775	$134,655

Supplemental cash flow information:
Income taxes paid	$137,169	$97,180
Interest paid	$2,114	$4,466

Non-cash transactions:
Capital expenditures in accounts payable	$4,929	$2,904

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

The July 31, 2017 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Due to seasonality within the recreational vehicle industry, among other factors, annualizing the results of operations for the six months ended January 31, 2018 would not necessarily be indicative of the results for a full fiscal year, and recreational vehicle sales are historically lowest during the second fiscal quarter ending January 31.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU will supersede most current revenue recognition guidance. Under this ASU, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. This ASU will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. ASU No. 2014-09 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. This ASU is effective for the Company in its fiscal year 2019 beginning on August 1, 2018. In applying this ASU, entities have the option of using either a full retrospective transition or a modified retrospective approach with the cumulative effect recognized as of the date of adoption. The Company plans to use the modified retrospective approach in applying this ASU.

The Company is in the process of analyzing and quantifying the adoption impact of this ASU as well as evaluating the impact to internal controls, business processes and financial statement disclosures under this ASU. While the Company is still completing its assessment of all the potential impacts of this ASU, the Company does not anticipate adoption will have a material impact to the consolidated financial statements. The ASU will, however, require more extensive revenue-related disclosures. The Company will continue evaluation of the adoption of this ASU through the date of adoption, including assessing the impact of required financial statement disclosures.

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

All manufacturing is conducted within the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred net income tax and deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by Thor operating subsidiaries.

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales:	2018	2017	2018	2017
Recreational vehicles
Towables	$1,373,118	$1,082,249	$2,991,619	$2,293,122
Motorized	559,909	474,972	1,126,520	936,426

Total recreational vehicles	1,933,027	1,557,221	4,118,139	3,229,548
Other	68,013	53,891	150,932	112,887
Intercompany eliminations	(29,480)	(22,587)	(65,843)	(45,379)

Total	$1,971,560	$1,588,525	$4,203,228	$3,297,056

	Three Months Ended January 31,		Six Months Ended January 31,
Income (loss) before income taxes:	2018	2017	2018	2017
Recreational vehicles
Towables	$116,728	$78,000	$275,579	$172,173
Motorized	37,538	28,488	75,124	57,411

Total recreational vehicles	154,266	106,488	350,703	229,584
Other, net	5,290	5,696	13,773	12,074
Corporate	(18,491)	(13,819)	(36,320)	(27,493)

Total	$141,065	$98,365	$328,156	$214,165

Total assets:	January 31, 2018	July 31, 2017
Recreational vehicles
Towables	$1,689,874	$1,535,029
Motorized	625,140	500,761

Total recreational vehicles	2,315,014	2,035,790
Other, net	159,630	156,996
Corporate	234,315	365,145

Total	$2,708,959	$2,557,931

	Three Months Ended January 31,		Six Months Ended January 31,
Depreciation and intangible amortization expense:	2018	2017	2018	2017
Recreational vehicles
Towables	$17,223	$18,238	$34,016	$39,164
Motorized	2,909	2,246	5,637	4,589

Total recreational vehicles	20,132	20,484	39,653	43,753
Other	2,748	3,012	5,557	6,016
Corporate	395	314	763	636

Total	$23,275	$23,810	$45,973	$50,405

	Three Months Ended January 31,		Six Months Ended January 31,
Capital acquisitions:	2018	2017	2018	2017
Recreational vehicles
Towables	$18,821	$15,453	$36,413	$36,318
Motorized	1,754	6,889	14,069	12,045

Total recreational vehicles	20,575	22,342	50,482	48,363
Other	1,983	314	2,593	610
Corporate	7,016	1,141	8,591	1,317

Total	$29,574	$23,797	$61,666	$50,290

4.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Weighted-average shares outstanding for basic earnings per share	52,694,680	52,582,134	52,653,303	52,543,050
Unvested restricted stock and restricted stock units	166,460	158,825	186,449	180,400

Weighted-average shares outstanding assuming dilution	52,861,140	52,740,959	52,839,752	52,723,450

At January 31, 2018 and 2017, the Company had 35,149 and 27,742, respectively, of unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive.

5.	Fair Value Measurements

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy as prescribed in ASC 820, “Fair Value Measurements and Disclosures”, and as discussed in Note 9 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K.

The financial assets that were accounted for at fair value on a recurring basis at January 31, 2018 and July 31, 2017, all using Level 1 inputs, are as follows:

	January 31, 2018	July 31, 2017
Cash equivalents	$47,258	$176,663
Deferred compensation plan assets	$36,776	$28,095

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Deferred compensation plan assets represent investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Deferred compensation plan asset balances are recorded as a component of Other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of Other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in Other income, net and Selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

6.	Inventories

Major classifications of inventories are as follows:

	January 31, 2018	July 31, 2017
Finished goods – RV	$54,722	$24,904
Finished goods – other	34,177	27,862
Work in process	144,714	117,319
Raw materials	257,765	214,518
Chassis	135,555	109,555

Subtotal	626,933	494,158
Excess of FIFO costs over LIFO costs	(36,570)	(33,670)

Total inventories, net	$590,363	$460,488

Of the $626,933 and $494,158 of inventories at January 31, 2018 and July 31, 2017, $351,612 and $284,897, respectively, was valued on the last-in, first-out (LIFO) basis, and $275,321 and $209,261, respectively, was valued on the first-in, first-out (FIFO) method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	January 31, 2018	July 31, 2017
Land	$53,045	$48,812
Buildings and improvements	415,794	380,139
Machinery and equipment	180,559	161,724

Total cost	649,398	590,675
Less accumulated depreciation	(183,183)	(165,437)

Property, plant and equipment, net	$466,215	$425,238

Property, plant and equipment at both January 31, 2018 and July 31, 2017 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $1,496 and $1,224 at January 31, 2018 and July 31, 2017, respectively.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	January 31, 2018		July 31, 2017
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	January 31, 2018		Amortization		Amortization
Dealer networks/customer relationships	16	$404,960	$124,519	$404,960	$101,795
Trademarks	18	147,617	21,434	147,617	17,570
Design technology and other intangibles	8	19,300	9,925	19,300	9,203
Non-compete agreements	1	450	337	450	293

Total amortizable intangible assets		$572,327	$156,215	$572,327	$128,861

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2018	$55,118
For the fiscal year ending July 31, 2019	50,043
For the fiscal year ending July 31, 2020	46,194
For the fiscal year ending July 31, 2021	42,860
For the fiscal year ending July 31, 2022	37,753
For the fiscal year ending July 31, 2023 and thereafter	211,498

$443,466

Of the recorded goodwill of $377,693 at both January 31, 2018 and July 31, 2017, $334,822 relates to the towable recreational vehicle reportable segment and $42,871 relates to the other non-reportable segment.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 22% and 18% of the Company’s consolidated net sales for the six-month periods ended January 31, 2018 and January 31, 2017, respectively. Sales to this dealer are reported within both the towables and motorized segments. This dealer also accounted for 20% of the Company’s consolidated trade accounts receivable at January 31, 2018 and 30% at July 31, 2017. The loss of this dealer could have a significant effect on the Company’s business.

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

Changes in our product warranty reserves are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Beginning balance	$231,999	$208,988	$216,781	$201,840
Provision	63,209	44,149	127,042	96,096
Payments	(51,898)	(43,964)	(100,513)	(88,763)

Ending balance	$243,310	$209,173	$243,310	$209,173

11.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. See Note 11 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K for details regarding the credit agreement. Borrowings outstanding on this facility totaled $80,000 at January 31, 2018 and $145,000 at July 31, 2017. As of January 31, 2018, the available and unused credit line under the revolver was $417,675, and the Company was in compliance with the financial covenant in the credit agreement.

For the three-month periods ended January 31, 2018 and January 31, 2017, the total interest expense on the facility was $547 and $1,826, respectively, and the weighted-average interest rate on borrowings from the facility was 2.70% and 2.23%, respectively. For the six-month periods ended January 31, 2018 and January 31, 2017, the total interest expense on the facility was $1,158 and $3,704, respectively, and the weighted-average interest rate on borrowings from the facility was 2.63% and 2.19%, respectively. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees are being amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are classified as interest expense, of $392 for both the three-month periods ended January 31, 2018 and January 31, 2017, and $785 for both the six-month periods ended January 31, 2018 and January 31, 2017. The unamortized balances of these facility fees were $5,364 at January 31, 2018 and $6,149 at July 31, 2017, and are included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The carrying value of the Company’s long-term debt at January 31, 2018 approximates fair value as the entire balance is subject to variable interest rates that the Company believes are market rates for a similarly situated company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820.

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2018 was 43.5% compared with 34.1% for the three months ended January 31, 2017. The primary reason for the increase in the effective income tax rate was the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate has been reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of an estimated blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. In addition, the Company was also required to revalue its net deferred tax assets to reflect the impact of the lower tax rates. This revaluation caused a non-recurring, non-cash reduction of the Company’s net deferred tax assets, and a corresponding charge to income tax expense, of approximately $34,000. This charge, with respect to the reduced federal income tax rate and the potential impact of limitations on the deductibility of executive compensation, among other items, represents a provisional amount in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”) based on currently available information and is subject to further refinement during the measurement period as defined by SAB 118. The Company also recorded a tax benefit of $12,535 in the three months ended January 31, 2018 from applying the lower federal income tax rate for fiscal 2018 to the results of operations for the first quarter of fiscal 2018.

The overall effective income tax rate for the six months ended January 31, 2018 was 36.6% compared with 33.0% for the six months ended January 31, 2017. Income tax expense for the six months ended January 31, 2018 included approximately $34,000 of additional income tax expense resulting from the revaluation of the Company’s net deferred tax assets in connection with the Tax Act. Income tax expense for the six-month period ended January 31, 2018 also reflects the use of the estimated blended federal corporate income tax rate of 26.9% as a result of the Tax Act.

The Company anticipates a decrease of approximately $2,730 in unrecognized tax benefits, and $370 in accrued interest related to unrecognized tax benefits recorded as of January 31, 2018, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

13.	Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing, as discussed in Note 13 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K, were $3,076,327 and $2,200,544 as of January 31, 2018 and July 31, 2017, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $8,550 and $6,345 as of January 31, 2018 and July 31, 2017, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements during the three-month periods ended January 31, 2018 and January 31, 2017 were not significant. Based on current market conditions, the Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Under the Company’s restricted stock unit (“RSU”) program, as discussed in Note 16 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K, RSU awards have been approved each October related to the financial performance of the most recently completed fiscal year since October 2012. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board of Directors (“Board”) has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

Total expense recognized in the three-month periods ended January 31, 2018 and January 31, 2017 for these restricted stock unit awards and other stock-based compensation was $4,413 and $3,154, respectively. Total expense recognized in the six-month periods ended January 31, 2018 and January 31, 2017 for these restricted stock unit awards and other stock-based compensation was $8,731 and $5,892, respectively.

For the restricted stock units that vested during the six-month periods ended January 31, 2018 and January 31, 2017, portions of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the six months ended January 31, 2018 and January 31, 2017 totaled $7,657 and $4,572, respectively.

15.	Subsequent Event

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2. The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling approximately $47,000 to TH2 in early March 2018 while thl contributed various assets with a fair value of approximately $47,000. The Company’s investment in TH2 was funded entirely from cash on hand. In accordance with the operating agreement, TH2’s future capital needs, which are not expected to be material to the Company, will be funded proportionally by thl and the Company. The Company’s investment in TH2 will be accounted for under the equity method of accounting.

TH2 was formed to own, improve and sell innovative and comprehensive digital platforms throughout the world. TH2 will offer a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless	otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, raw material or chassis supply restrictions, the level of warranty claims incurred, legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers, the costs of compliance with governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers, restrictive lending practices, management changes, the success of new and existing products and services, consumer preferences, the pace of obtaining and producing at new production facilities, the pace of acquisitions and the successful closing and financial impact thereof, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, a shortage of necessary personnel for production, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strength of the U.S. dollar on international demand, general economic, market and political conditions, changes to investment and capital allocation strategies or other facets of our strategic plan, and the other risks and uncertainties discussed more fully in ITEM 1A of our Annual Report on Form 10-K for the year ended July 31, 2017.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs in North America. According to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2017, Thor’s combined U.S. and Canadian market share was approximately 50.4% for travel trailers and fifth wheels combined and approximately 39.1% for motorhomes. Our business model includes decentralized operating units, and our RV products are sold to independent, non-franchise dealers who, in turn, retail those products. Our growth has been achieved both organically and by acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic growth acquisitions.

Recent Events

Tax	Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%. The rate reduction took effect on January 1, 2018. As the Company’s 2018 fiscal year ends on July 31, 2018, the Company’s estimated federal corporate income tax rate for fiscal year 2018 will be prorated to a blended 26.9% rate, based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year to which the two different rates applied. As a result of other Tax Act changes, the Company’s income tax rate for fiscal year 2019 will be negatively impacted by the repeal of the domestic production activities (“Code Section 199”) deduction and limitations on the deductibility of executive compensation.

As a result of the reduction of the federal corporate income tax rate, the Company was required to perform a revaluation of its net deferred tax assets. Based on currently available information, the Company has performed a preliminary analysis of the impact of the Tax Act as of the enactment date and has recorded a non-recurring, non-cash reduction of its net deferred tax assets due to the reduced federal income tax rate, and a corresponding charge to income tax expense, of approximately $34,000 in the three months ended January 31, 2018. The Company’s revaluation of its net deferred tax assets, with respect to the reduced federal income tax rate and the potential impact of limitations on the deductibility of executive compensation, among other items, are subject to further refinement, review and clarification under the new law as additional information becomes available. In addition to the benefit of a lower income tax rate in the three months ended January 31, 2018, an income tax benefit of $12,535 was also recorded in the three months ended January 31, 2018 to reflect the benefit of applying the lower federal tax rate to the results of operations for the first quarter of fiscal 2018.

The reduction in the statutory US federal income tax rate is expected to positively impact the Company’s fiscal 2018 and future US after-tax earnings. The Company currently estimates an overall effective income tax rate between 27.0% and 29.0% for the remainder of fiscal year 2018, before consideration of any discrete tax items, as compared to an effective income tax rate of 32.7% for fiscal 2017. For fiscal 2019, after considering the lower federal income tax rate of 21.0%, an estimated blended state income tax rate, the elimination of the Code Section 199 deduction and the limitations on the deductibility of executive compensation, the Company currently estimates an overall effective income tax rate between 23.0% and 25.0%, before consideration of any discrete tax items.

While the Tax Act is expected to generate additional cash flow in the future, our main priorities for the use of current and future available cash generated from operations will continue to focus on funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends, as determined by the Company’s Board, will also continue to be considered. As a component of funding our growth, we anticipate making additional investments in our workforce through a variety of initiatives, including enhanced employee training and development programs and other initiatives that will be introduced in fiscal 2018 and fiscal 2019 and targeted to the varying needs of our individual operating entities.

Joint	Venture

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2. The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling approximately $47,000 to TH2 in early March 2018 while thl contributed various assets with a fair value of approximately $47,000. The Company’s investment in TH2 was funded entirely from cash on hand. In accordance with the operating agreement, TH2’s future capital needs, which are not expected to be material to the Company, will be funded proportionally by thl and the Company. The Company’s investment in TH2 will be accounted for under the equity method of accounting.

TH2 was formed to own, improve and sell innovative and comprehensive digital platforms throughout the world. TH2 will offer a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

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

In correlation with current retail demand, RV dealer inventory of Thor products as of January 31, 2018 increased 25.5% to approximately 155,650 units, compared to approximately 124,000 units as of January 31, 2017. We believe our dealer inventory levels are appropriate for seasonal consumer demand.

Thor’s RV backlog as of January 31, 2018 increased $708,013, or 33.9%, to $2,798,357 compared to $2,090,344 as of January 31, 2017.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			%
	2017	2016	Increase	Change
Towable Units	441,961	375,950	66,011	17.6
Motorized Units	62,638	54,741	7,897	14.4

Total	504,599	430,691	73,908	17.2

RVIA releases calendar year unit shipment forecasts periodically throughout the calendar year, updating their prior forecast by factoring actual year-to-date wholesale and retail unit shipments and current economic indicators into their new forecast. We expect the next RVIA forecast for calendar year 2018 will be published in March 2018 and will take into consideration the current wholesale and retail shipment trends, such as the 8,238 unit or 11.7% increase in retail registrations for the three months ended December 31, 2017 vs. the comparable prior-year period as reported by Stat Surveys.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward.

Key retail statistics for the RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			%
	2017	2016	Increase	Change
Towable Units	408,309	365,773	42,536	11.6
Motorized Units	56,963	50,281	6,682	13.3

Total	465,272	416,054	49,218	11.8

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar years ended December 31, 2017 and 2016 to correspond to the industry wholesale periods noted above, were as follows (includes Jayco results from the June 30, 2016 date of acquisition forward):

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year			%
	2017	2016	Increase	Change
Towable Units	232,231	164,015	68,216	41.6
Motorized Units	26,029	17,827	8,202	46.0

Total	258,260	181,842	76,418	42.0

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2017 and 2016 to correspond to the industry retail periods noted above (and adjusted to include Jayco’s results from the June 30, 2016 date of acquisition forward) were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year			%
	2017	2016	Increase	Change
Towable Units	200,931	150,566	50,365	33.5
Motorized Units	22,283	15,986	6,297	39.4

Total	223,214	166,552	56,662	34.0

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel prices. With continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates and the absence of negative economic factors, we would expect to see continued growth in the RV industry.

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

As the first generation of the internet age, Millennials are generally more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation. This generation is camping more as they view camping as an opportunity to spend time with family and friends as well as a way to reduce stress, escape the pressures of everyday life, be more active and lead a healthier lifestyle. In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse customer base. In our efforts to connect with RV consumers of all generations, beginning in the first quarter of fiscal 2017 we launched a new consumer-facing website designed to inspire consumers to explore the RV lifestyle. The new website includes video and interactive features to help consumers determine the type of RV which may suit their specific camping needs, while providing video footage that can be utilized by dealers to market our products. In the second quarter of fiscal 2018, we launched a targeted campaign towards Millennials, and have begun exploring related marketing opportunities. We will continue to consider additional marketing opportunities to younger and more diverse consumers over the remainder of the year. We anticipate our recent formation of the joint venture TH2, as discussed in Note 15 to the Condensed Consolidated Financial Statements, will further enhance the RV value proposition and ownership experience for this younger, more technically savvy customer group.

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

Three Months Ended January 31, 2018 Compared to the Three Months Ended January 31, 2017

	Three Months Ended January 31, 2018		Three Months Ended January 31, 2017		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$1,373,118		$1,082,249		$290,869	26.9
Motorized	559,909		474,972		84,937	17.9

Total recreational vehicles	1,933,027		1,557,221		375,806	24.1
Other	68,013		53,891		14,122	26.2
Intercompany eliminations	(29,480)		(22,587)		(6,893)	(30.5)

Total	$1,971,560		$1,588,525		$383,035	24.1

# OF UNITS:
Recreational vehicles
Towables	55,346		45,754		9,592	21.0
Motorized	6,735		5,831		904	15.5

Total	62,081		51,585		10,496	20.3

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$198,305	14.4	$151,767	14.0	$46,538	30.7
Motorized	62,961	11.2	50,288	10.6	12,673	25.2

Total recreational vehicles	261,266	13.5	202,055	13.0	59,211	29.3
Other, net	9,062	13.3	9,647	17.9	(585)	(6.1)

Total	$270,328	13.7	$211,702	13.3	$58,626	27.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$70,367	5.1	$61,155	5.7	$9,212	15.1
Motorized	24,309	4.3	20,868	4.4	3,441	16.5

Total recreational vehicles	94,676	4.9	82,023	5.3	12,653	15.4
Other	2,239	3.3	2,272	4.2	(33)	(1.5)
Corporate	20,173	—	12,674	—	7,499	59.2

Total	$117,088	5.9	$96,969	6.1	$20,119	20.7

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$116,728	8.5	$78,000	7.2	$38,728	49.7
Motorized	37,538	6.7	28,488	6.0	9,050	31.8

Total recreational vehicles	154,266	8.0	106,488	6.8	47,778	44.9
Other, net	5,290	7.8	5,696	10.6	(406)	(7.1)
Corporate	(18,491)	—	(13,819)	—	(4,672)	(33.8)

Total	$141,065	7.2	$98,365	6.2	$42,700	43.4

ORDER BACKLOG:	As of January 31, 2018	As of January 31, 2017	Change Amount	% Change
Recreational vehicles
Towables	$1,816,520	$1,323,451	$493,069	37.3
Motorized	981,837	766,893	214,944	28.0

Total	$2,798,357	$2,090,344	$708,013	33.9

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2018 increased $383,035, or 24.1%, compared to the three months ended January 31, 2017. Consolidated gross profit for the three months ended January 31, 2018 increased $58,626, or 27.7%, compared to the three months ended January 31, 2017. Consolidated gross profit was 13.7% of consolidated net sales for the three months ended January 31, 2018 and 13.3% for the three months ended January 31, 2017.

Selling, general and administrative expenses for the three months ended January 31, 2018 increased $20,119, or 20.7%, compared to the three months ended January 31, 2017. Amortization of intangible assets expense for the three months ended January 31, 2018 decreased $1,483, or 9.7%, compared to the three months ended January 31, 2017, primarily due to lower dealer network amortization as compared to the prior-year period. Income before income taxes for the three months ended January 31, 2018 was $141,065, as compared to $98,365 for the three months ended January 31, 2017, an increase of $42,700, or 43.4%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $7,499 to $20,173 for the three months ended January 31, 2018 compared to $12,674 for the three months ended January 31, 2017. The increase is due in part to an increase in compensation costs, as incentive compensation increased $761 in correlation with the increase in income before income taxes compared to the prior year, and stock-based compensation increased $1,259. The stock-based compensation increase is due to increasing income before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $1,419, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. Legal and professional fees, including costs related to sales and marketing initiatives and the joint venture discussed in Note 15 to the Condensed Consolidated Financial Statements, increased $2,541.

Corporate interest and other income and expense was $1,682 of net income for the three months ended January 31, 2018 compared to $1,145 of net expense for the three months ended January 31, 2017. This favorable change of $2,827 is partially due to interest expense and fees of $1,202 incurred in the current-year period related to the revolving credit facility, as compared to $2,325 in the prior-year period, a decrease of $1,123 primarily as a result of the lower outstanding debt balance. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in $2,460 of net income in the current-year period as compared to net income of $1,041 in the prior-year period, an increase of $1,419.

The overall effective income tax rate for the three months ended January 31, 2018 was 43.5% compared with 34.1% for the three months ended January 31, 2017. The primary reason for the increase in the effective income tax rate was the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate has been reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of an estimated blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. As a result of the Tax Act, the Company was also required to revalue its net deferred tax assets to reflect the impact of the lower tax rates. This revaluation caused a non-recurring, non-cash reduction of the Company’s net deferred tax assets, and a corresponding charge to income tax expense, of approximately $34,000. This charge was partially offset by the benefits of both the lower federal income tax rate for the three months ended January 31, 2018 and a tax benefit of $12,535 recorded in the three months ended January 31, 2018 from applying the lower federal income tax rate for fiscal 2018 to the results of operations for the first quarter of fiscal 2018.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2018 compared to the three months ended January 31, 2017:

	Three Months Ended January 31, 2018	% of Segment Net Sales	Three Months Ended January 31, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$829,318	60.4	$653,524	60.4	$175,794	26.9
Fifth Wheels	543,800	39.6	428,725	39.6	115,075	26.8

Total Towables	$1,373,118	100.0	$1,082,249	100.0	$290,869	26.9

	Three Months Ended January 31, 2018	% of Segment Shipments	Three Months Ended January 31, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	42,979	77.7	35,730	78.1	7,249	20.3
Fifth Wheels	12,367	22.3	10,024	21.9	2,343	23.4

Total Towables	55,346	100.0	45,754	100.0	9,592	21.0

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers and Other	6.6
Fifth Wheels	3.4
Total Towables	5.9

The increase in total towables net sales of 26.9% compared to the prior-year quarter resulted from a 21.0% increase in unit shipments and a 5.9% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended January 31, 2018, combined travel trailer and fifth wheel wholesale unit shipments increased 19.1% compared to the same period last year.

The increases in the overall net price per unit within the travel trailer and other product lines of 6.6% and the fifth wheel product lines of 3.4% were both primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold increased $244,331 to $1,174,813, or 85.6% of towables net sales, for the three months ended January 31, 2018 compared to $930,482, or 86.0% of towables net sales, for the three months ended January 31, 2017. The changes in material, labor, freight-out and warranty costs comprised $232,286 of the $244,331 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales increased slightly to 79.5% for the three months ended January 31, 2018 compared to 79.4% for the three months ended January 31, 2017. This increase in percentage was primarily the result of an increase in the labor cost percentage, due to the continued competitive RV labor market, and an increase in the warranty cost percentage, which was partially due to offering extended coverage on certain structural components of certain products since the prior-year period. These increases in percentage were mostly offset by a decrease in the material cost percentage to net sales, due to selective net price increase and operating efficiencies attained since the prior-year period, primarily by Jayco. Total manufacturing overhead increased $12,045 with the increase in sales, but decreased as a percentage of towables net sales from 6.6% to 6.1%, as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $46,538 to $198,305, or 14.4% of towables net sales, for the three months ended January 31, 2018 compared to $151,767, or 14.0% of towables net sales, for the three months ended January 31, 2017. The increase in gross profit is primarily due to the 21.0% increase in unit sales volume noted above, while the increase in gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $70,367, or 5.1% of towables net sales, for the three months ended January 31, 2018 compared to $61,155, or 5.7% of towables net sales, for the three months ended January 31, 2017. The primary reason for the $9,212 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $8,864. Sales-related travel, advertising and promotional costs also increased $1,041 in correlation with the sales increase. These increases were partially offset by a reduction of $1,562 in legal, professional and related settlement costs primarily due to a reduction in the estimated costs to satisfy certain outstanding legal liability and product recall costs. The overall selling, general and administrative expense as a percentage of towables net sales decreased by 0.6% due to the significant increase in towables net sales.

Towables income before income taxes was $116,728, or 8.5% of towables net sales, for the three months ended January 31, 2018 compared to $78,000, or 7.2% of towables net sales, for the three months ended January 31, 2017. The primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages to sales noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2018 compared to the three months ended January 31, 2017:

	Three Months Ended January 31, 2018	% of Segment Net Sales	Three Months Ended January 31, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$257,092	45.9	$223,818	47.1	$33,274	14.9
Class C	278,853	49.8	233,197	49.1	45,656	19.6
Class B	23,964	4.3	17,957	3.8	6,007	33.5

Total Motorized	$559,909	100.0	$474,972	100.0	$84,937	17.9

	Three Months Ended January 31, 2018	% of Segment Shipments	Three Months Ended January 31, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,364	35.1	2,059	35.3	305	14.8
Class C	4,191	62.2	3,631	62.3	560	15.4
Class B	180	2.7	141	2.4	39	27.7

Total Motorized	6,735	100.0	5,831	100.0	904	15.5

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Motorized
Class A	0.1
Class C	4.2
Class B	5.8
Total Motorized	2.4

The increase in total motorized net sales of 17.9% compared to the prior-year period resulted from a 15.5% increase in unit shipments and a 2.4% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended January 31, 2018, combined motorhome wholesale unit shipments increased 15.8% compared to the same period last year.

The increases in the overall net price per unit within the Class A product line of 0.1% and the Class C product line of 4.2% were primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 5.8% is primarily due to the introduction of a new, higher-priced model since the prior-year period, and more option content per unit in the current-year period.

Cost of products sold increased $72,264 to $496,948, or 88.8% of motorized net sales, for the three months ended January 31, 2018 compared to $424,684, or 89.4% of motorized net sales, for the three months ended January 31, 2017. The changes in material, labor, freight-out and warranty costs comprised $69,738 of the $72,264 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales decreased to 84.6% for the three months ended January 31, 2018 compared to 85.0% for the three months ended January 31, 2017. This decrease in percentage was primarily the result of a decrease in the material cost percentage, which was partially due to operating efficiencies attained in the past year, primarily at Jayco, but this decrease was partially offset by an increase in labor costs associated with increasing employment levels and the continued competitive RV labor market. Total manufacturing overhead increased $2,526 with the volume increase, but decreased as a percentage of motorized net sales from 4.4% to 4.2%, as the increase in production resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $12,673 to $62,961, or 11.2% of motorized net sales, for the three months ended January 31, 2018 compared to $50,288, or 10.6% of motorized net sales, for the three months ended January 31, 2017. The $12,673 increase in gross profit was due primarily to the 15.5% increase in unit sales volume noted above, and the increase as a percentage of motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $24,309, or 4.3% of motorized net sales, for the three months ended January 31, 2018 compared to $20,868, or 4.4% of motorized net sales, for the three months ended January 31, 2017. The $3,441 increase was partially due to increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,509. In addition, legal, professional and related settlement costs increased $462, primarily due to estimated product liability settlement costs. Sales-related travel, advertising and promotional costs also increased $254 in connection with the sales increase.

Motorized income before income taxes was $37,538, or 6.7% of motorized net sales, for the three months ended January 31, 2018 compared to $28,488, or 6.0% of motorized net sales, for the three months ended January 31, 2017. The primary reason for this increase in percentage was the impact of the decrease in the cost of products sold percentage as noted above.

Six Months Ended January 31, 2018 Compared to the Six Months Ended January 31, 2017

	Six Months Ended January 31, 2018		Six Months Ended January 31, 2017		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$2,991,619		$2,293,122		$698,497	30.5
Motorized	1,126,520		936,426		190,094	20.3

Total recreational vehicles	4,118,139		3,229,548		888,591	27.5
Other	150,932		112,887		38,045	33.7
Intercompany eliminations	(65,843)		(45,379)		(20,464)	(45.1)

Total	$4,203,228		$3,297,056		$906,172	27.5

# OF UNITS:
Recreational vehicles
Towables	121,441		96,928		24,513	25.3
Motorized	13,578		11,250		2,328	20.7

Total	135,019		108,178		26,841	24.8

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$455,018	15.2	$326,745	14.2	$128,273	39.3
Motorized	126,864	11.3	101,725	10.9	25,139	24.7

Total recreational vehicles	581,882	14.1	428,470	13.3	153,412	35.8
Other, net	21,631	14.3	19,984	17.7	1,647	8.2

Total	$603,513	14.4	$448,454	13.6	$155,059	34.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$157,127	5.3	$128,743	5.6	$28,384	22.0
Motorized	51,017	4.5	42,182	4.5	8,835	20.9

Total recreational vehicles	208,144	5.1	170,925	5.3	37,219	21.8
Other	4,808	3.2	4,592	4.1	216	4.7
Corporate	38,399	—	23,762	—	14,637	61.6

Total	$251,351	6.0	$199,279	6.0	$52,072	26.1

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$275,579	9.2	$172,173	7.5	$103,406	60.1
Motorized	75,124	6.7	57,411	6.1	17,713	30.9

Total recreational vehicles	350,703	8.5	229,584	7.1	121,119	52.8
Other, net	13,773	9.1	12,074	10.7	1,699	14.1
Corporate	(36,320)	—	(27,493)	—	(8,827)	(32.1)

Total	$328,156	7.8	$214,165	6.5	$113,991	53.2

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2018 increased $906,172, or 27.5%, compared to the six months ended January 31, 2017. Consolidated gross profit for the six months ended January 31, 2018 increased $155,059, or 34.6%, compared to the six months ended January 31, 2017. Consolidated gross profit was 14.4% of consolidated net sales for the six months ended January 31, 2018 and 13.6% for the six months ended January 31, 2017.

Selling, general and administrative expenses for the six months ended January 31, 2018 increased $52,072, or 26.1%, compared to the six months ended January 31, 2017. Amortization of intangible assets expense for the six months ended January 31, 2018 decreased $6,140, or 18.3%, compared to the six months ended January 31, 2017, primarily due to backlog amortization in the prior-year period related to the Jayco acquisition and lower dealer network amortization as compared to the prior-year period. Income before income taxes for the six months ended January 31, 2018 was $328,156, as compared to $214,165 for the six months ended January 31, 2017, an increase of $113,991, or 53.2%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, amortization of intangible assets expense and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $14,637 to $38,399 for the six months ended January 31, 2018 compared to $23,762 for the six months ended January 31, 2017. The increase is due in part to an increase in compensation costs, as incentive compensation increased $2,265 in correlation with the increase in income before income taxes compared to the prior year, and stock-based compensation increased $2,839. The stock-based compensation increase is due to increasing income before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $2,949, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. Legal and professional fees, including costs related to sales and marketing initiatives and the joint venture discussed in Note 15 to the Condensed Consolidated Financial Statements, increased $3,928.

Corporate interest and other income and expense was $2,079 of net income for the six months ended January 31, 2018 compared to $3,731 of net expense for the six months ended January 31, 2017. This favorable change of $5,810 is partially due to interest expense and fees of $2,459 incurred in the current-year period related to the revolving credit facility, as compared to $4,723 in the prior-year period, a decrease of $2,264 primarily as a result of the lower outstanding debt balance. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in $3,734 of net income in the current-year period as compared to net income of $785 in the prior-year period, an increase of $2,949.

The overall effective income tax rate for the six months ended January 31, 2018 was 36.6% compared with 33.0% for the six months ended January 31, 2017. The primary reason for the increase in the effective income tax rate was the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate was reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of an estimated blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. In addition, the Company was also required to revalue its net deferred tax assets to reflect the impact of the lower tax rates. This revaluation caused a non-recurring, non-cash reduction of the Company’s net deferred tax assets, and a corresponding charge to income tax expense, of approximately $34,000 in the second quarter of fiscal 2018. This charge was partially offset by the lower tax expense reflected in the six-month period ended January 31, 2018 due to the decrease in our federal corporate income tax rate to 26.9% for fiscal 2018 as a result of the Tax Act.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2018 compared to the six months ended January 31, 2017:

	Six Months Ended January 31, 2018	% of Segment Net Sales	Six Months Ended January 31, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$1,822,922	60.9	$1,376,873	60.0	$446,049	32.4
Fifth Wheels	1,168,697	39.1	916,249	40.0	252,448	27.6

Total Towables	$2,991,619	100.0	$2,293,122	100.0	$698,497	30.5

	Six Months Ended January 31, 2018	% of Segment Shipments	Six Months Ended January 31, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	94,647	77.9	75,374	77.8	19,273	25.6
Fifth Wheels	26,794	22.1	21,554	22.2	5,240	24.3

Total Towables	121,441	100.0	96,928	100.0	24,513	25.3

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers and Other	6.8
Fifth Wheels	3.3
Total Towables	5.2

The increase in total towables net sales of 30.5% compared to the prior-year period resulted from a 25.3% increase in unit shipments and a 5.2% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the six months ended January 31, 2018, combined travel trailer and fifth wheel wholesale unit shipments increased 24.4% compared to the same period last year.

The increases in the overall net price per unit within the travel trailer and other product lines of 6.8% and the fifth wheel product lines of 3.3% were both primarily due to changes in product mix and selective net price increases since the prior-year period.

Cost of products sold increased $570,224 to $2,536,601, or 84.8% of towables net sales, for the six months ended January 31, 2018 compared to $1,966,377, or 85.8% of towables net sales, for the six months ended January 31, 2017. The changes in material, labor, freight-out and warranty costs comprised $541,280 of the $570,224 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales decreased to 79.2% for the six months ended January 31, 2018 compared to 79.7% for the six months ended January 31, 2017. This decrease in percentage was primarily the result of a decrease in the material cost percentage to net sales, due to selective net price increases and operating efficiencies attained since the prior-year period, primarily by Jayco. This decrease was partially offset by an increase in the labor cost percentage due to the continued competitive RV labor market. Total manufacturing overhead increased $28,944 with the increase in sales, but decreased as a percentage of towables net sales from 6.1% to 5.6%, as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $128,273 to $455,018, or 15.2% of towables net sales, for the six months ended January 31, 2018 compared to $326,745, or 14.2% of towables net sales, for the six months ended January 31, 2017. The increase in gross profit is primarily due to the 25.3% increase in unit sales volume noted above, while the increase in gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $157,127, or 5.3% of towables net sales, for the six months ended January 31, 2018 compared to $128,743, or 5.6% of towables net sales, for the six months ended January 31, 2017. The primary reason for the $28,384 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $22,938. Legal, professional and related settlement costs increased $1,989, primarily due to estimated costs related to an industry-wide recall of certain vendor-supplied components and estimated product liability settlement costs. In addition, sales-related travel, advertising and promotional costs also increased $2,111 in correlation with the sales increase. In spite of these increased amounts, the overall selling, general and administrative expense percentage of towables net sales decreased by 0.3% due to the significant increase in towables net sales.

Towables income before income taxes was $275,579, or 9.2% of towables net sales, for the six months ended January 31, 2018 compared to $172,173, or 7.5% of towables net sales, for the six months ended January 31, 2017. The primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages to sales noted above. In addition, the towables amortization cost percentage decreased by 0.5%, primarily due to non-recurring backlog amortization in the prior-year period related to the Jayco acquisition.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2018 compared to the six months ended January 31, 2017:

	Six Months Ended January 31, 2018	% of Segment Net Sales	Six Months Ended January 31, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$509,515	45.2	$463,932	49.5	$45,583	9.8
Class C	565,519	50.2	433,092	46.3	132,427	30.6
Class B	51,486	4.6	39,402	4.2	12,084	30.7

Total Motorized	$1,126,520	100.0	$936,426	100.0	$190,094	20.3

	Six Months Ended January 31, 2018	% of Segment Shipments	Six Months Ended January 31, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	4,631	34.1	4,248	37.8	383	9.0
Class C	8,555	63.0	6,690	59.5	1,865	27.9
Class B	392	2.9	312	2.7	80	25.6

Total Motorized	13,578	100.0	11,250	100.0	2,328	20.7

Impact of Change in Product Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	0.8
Class C	2.7
Class B	5.1
Total Motorized	(0.4)

The increase in total motorized net sales of 20.3% compared to the prior-year period resulted from a 20.7% increase in unit shipments and a 0.4% decrease in the overall net price per unit due to the impact of changes in product mix and price. The 0.4% decrease in the overall motorized net price per unit, in spite of increases within the individual Class A, B and C product lines, is primarily due to a higher concentration of the more moderately-priced Class C units, as compared to Class A units, in the current-year period as compared to the prior-year period. According to statistics published by RVIA, for the six months ended January 31, 2018, combined motorhome wholesale unit shipments increased 16.1% compared to the same period last year.

The modest increases in the overall net price per unit within the Class A product line of 0.8% and the Class C product line of 2.7% were primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 5.1% is primarily due to the introduction of a new, higher-priced model since the prior-year period, and more option content per unit in the current-year period.

Cost of products sold increased $164,955 to $999,656, or 88.7% of motorized net sales, for the six months ended January 31, 2018 compared to $834,701, or 89.1% of motorized net sales, for the six months ended January 31, 2017. The changes in material, labor, freight-out and warranty costs comprised $158,958 of the $164,955 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 84.7% for the six-month period ended January 31, 2018 and 84.9% for the six-month period ended January 31, 2017. The primary reason for this decrease in percentage was a decrease in the material cost percentage, which was partially due to operating efficiencies attained in the past year, primarily at Jayco, and purchase accounting charges related to Jayco included in the prior-year period. This decrease was partially offset by an increase in labor costs associated with increasing employment levels and the continued competitive RV labor market. Total manufacturing overhead increased $5,997 with the volume increase, but decreased as a percentage of motorized net sales from 4.2% to 4.0%, as the increase in production resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $25,139 to $126,864, or 11.3% of motorized net sales, for the six months ended January 31, 2018 compared to $101,725, or 10.9% of motorized net sales, for the six months ended January 31, 2017. The $25,139 increase in gross profit was due primarily to the 20.7% increase in unit sales volume noted above, and the increase as a percentage of motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $51,017, or 4.5% of motorized net sales, for the six months ended January 31, 2018 compared to $42,182, or 4.5% of motorized net sales, for the six months ended January 31, 2017. The $8,835 increase was partially due to increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $4,730. In addition, legal, professional and related settlement costs increased $2,757, primarily due to estimated product liability settlement costs and estimated costs related to an industry-wide recall of certain vendor-supplied components. Sales related travel, advertising and promotional costs also increased $804 in connection with the sales increase.

Motorized income before income taxes was $75,124, or 6.7% of motorized net sales, for the six months ended January 31, 2018 compared to $57,411, or 6.1% of motorized net sales, for the six months ended January 31, 2017. The primary reason for this increase in percentage was the impact of the decrease in the cost of products sold percentage noted above. In addition, the motorized income before income taxes percentage increased due to a gain of $1,506 on the sale of certain motorized buildings and equipment during the six months ended January 31, 2018.

Financial Condition and Liquidity

As of January 31, 2018, we had $109,775 in cash and cash equivalents compared to $223,258 on July 31, 2017. The components of this $113,483 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to capital expenditures of $63,003, principal payments on long-term debt of $65,000 and $38,994 paid for dividends, partially offset by cash provided by operations of $56,845.

Working capital at January 31, 2018 was $517,085 compared to $399,121 at July 31, 2017, with the increase primarily attributable to increases in accounts receivable and inventory due to the increases in sales, backlog and production lines. Capital expenditures of $63,003 for the six months ended January 31, 2018 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

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

While the Tax Act enacted in December 2017 is expected to generate additional cash flow in the future, our main priorities for the use of current and future available cash generated from operations will continue to focus on funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends, as determined by the Company’s Board, will also continue to be considered. As a component of funding our growth, we anticipate making additional investments in our workforce through a variety of initiatives, including enhanced employee training and development programs and other initiatives that will be introduced in fiscal 2018 and fiscal 2019 and targeted to the varying needs of our individual operating entities.

In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2018 of approximately $110,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business.

These expenditures are in addition to the approximately $47,000 cash investment in the joint venture as discussed in Note 15 to the Condensed Financial Statements. In regard to reducing indebtedness, absent an alternative to strategically employ funds available under the credit facility, we expect to pay off the current remaining indebtedness of $80,000 in its entirety by the end of fiscal 2018. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2018 was $56,845 as compared to net cash provided by operating activities of $52,816 for the six months ended January 31, 2017.

For the six months ended January 31, 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $285,477 of operating cash. The change in net working capital used $228,632 of operating cash during that period, primarily as a result of a larger than usual seasonal increase in accounts receivable due to both the timing of shipments and the increase in sales. Inventory also increased in conjunction with the increases in backlog and production facilities and lines, and required income tax payments exceeded the income tax provision during the period as well. These increases were partially offset by increases in accounts payable and accrued liabilities.

For the six months ended January 31, 2017, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $194,056 of operating cash. The changes in working capital used $141,240 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory in correlation with the increases in sales, backlog and production lines. In addition, required income tax payments exceeded income tax provisions during the period.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2018 was $58,491, primarily due to capital expenditures of $63,003, partially offset by proceeds received on the disposition of property, plant and equipment of $3,552.

Net cash used in investing activities for the six months ended January 31, 2017 was $53,622, primarily due to capital expenditures of $50,924 and a final purchase price adjustment payment of $5,039 related to the fiscal 2016 acquisition of Jayco, partially offset by proceeds received on the dispositions of property, plant and equipment of $4,554.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2018 was $111,837, primarily for principal payments on the revolving credit facility totaling $65,000 and regular quarterly cash dividend payments of $0.37 per share for each of the first two quarters of fiscal 2018 totaling $38,994.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of January 31, 2018), our results of operations and cash flows for the six months ended January 31, 2018 would not have been materially affected.

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

During the quarter ended January 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Amended and Restated By-Laws of Thor Industries, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 13, 2017)

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification

32.1	Chief Executive Officer’s Section 1350 Certification

32.2	Chief Financial Officer’s Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 7, 2018	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: March 7, 2018	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer