Form 10-Q
period 2018-04-30
THOR INDUSTRIES INC
filed 2018-06-06
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2018.

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

None
(Former name, former address and former fiscal year, if changed since last report)

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

                                            Yes      ☐                                                                   No      ☑

As of May 31, 2018, 52,695,365 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL	STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$147,019	$223,258
Accounts receivable, trade, net	632,484	453,754
Accounts receivable, other, net	25,748	31,090
Inventories, net	607,185	460,488
Prepaid income taxes, expenses and other	14,925	11,577

Total current assets	1,427,361	1,180,167

Property, plant and equipment, net	490,614	425,238

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	402,230	443,466
Deferred income taxes, net	74,939	92,969
Equity investment in joint venture	46,503	—
Other	47,142	38,398

Total other assets	948,507	952,526

TOTAL ASSETS	$2,866,482	$2,557,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354,012	$328,601
Accrued liabilities:
Compensation and related items	111,634	100,114
Product warranties	260,129	216,781
Income and other taxes	19,748	51,211
Promotions and rebates	61,165	46,459
Product, property and related liabilities	16,935	16,521
Other	31,942	21,359

Total current liabilities	855,565	781,046

Long-term debt	80,000	145,000
Unrecognized tax benefits	10,718	10,263
Other liabilities	54,573	45,082

Total long-term liabilities	145,291	200,345

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,765,824 and 62,597,110 shares, respectively	6,277	6,260
Additional paid-in capital	248,797	235,525
Retained earnings	1,954,280	1,670,826
Less treasury shares of 10,070,459 and 10,011,069, respectively, at cost	(343,728)	(336,071)

Total stockholders’ equity	1,865,626	1,576,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,866,482	$2,557,931

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2018 AND 2017 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net sales	$2,251,570	$2,015,224	$6,454,798	$5,312,280
Cost of products sold	1,934,825	1,721,383	5,534,540	4,569,985

Gross profit	316,745	293,841	920,258	742,295
Selling, general and administrative expenses	119,449	111,122	370,800	310,401
Amortization of intangible assets	13,882	15,216	41,236	48,710
Interest income	460	205	1,242	535
Interest expense	1,383	2,547	4,149	7,593
Other income (expense), net	(1,966)	1,070	3,366	4,270

Income before income taxes	180,525	166,231	508,681	380,396
Income taxes	46,737	54,968	166,735	125,606

Net income and comprehensive income	$133,788	$111,263	$341,946	$254,790

Weighted-average common shares outstanding:
Basic	52,695,365	52,582,134	52,667,016	52,555,792
Diluted	52,853,541	52,773,106	52,844,040	52,739,716

Earnings per common share:
Basic	$2.54	$2.12	$6.49	$4.85
Diluted	$2.53	$2.11	$6.47	$4.83

Regular dividends declared and paid per common share	$0.37	$0.33	$1.11	$0.99

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2018 AND 2017 (UNAUDITED)

	Nine Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income	$341,946	$254,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,270	25,588
Amortization of intangibles	41,236	48,710
Amortization of debt issuance costs	1,177	1,177
Deferred income tax provision (benefit)	18,030	(9,261)
Gain on disposition of property, plant and equipment	(1,465)	(2,246)
Stock-based compensation expense	12,986	9,058
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(173,388)	(223,186)
Inventories	(146,697)	(55,799)
Prepaid income taxes, expenses and other	(14,141)	(4,612)
Accounts payable	29,595	85,651
Accrued liabilities	49,383	46,604
Long-term liabilities and other	10,253	6,360

Net cash provided by operating activities	197,185	182,834

Cash flows from investing activities:
Purchases of property, plant and equipment	(100,021)	(79,456)
Proceeds from dispositions of property, plant and equipment	3,656	4,630
Acquisitions	—	(5,039)
Equity investment in joint venture	(46,902)	—
Other	1,271	(1,581)

Net cash used in investing activities	(141,996)	(81,446)

Cash flows from financing activities:
Principal payments on revolving credit facility	(65,000)	(65,000)
Regular cash dividends paid	(58,492)	(52,057)
Principal payments on capital lease obligations	(279)	(250)
Payments related to vesting of stock-based awards	(7,657)	(4,572)

Net cash used in financing activities	(131,428)	(121,879)

Net decrease in cash and cash equivalents	(76,239)	(20,491)
Cash and cash equivalents, beginning of period	223,258	209,902

Cash and cash equivalents, end of period	$147,019	$189,411

Supplemental cash flow information:
Income taxes paid	$186,166	$130,802
Interest paid	$3,087	$6,652

Non-cash transactions:
Capital expenditures in accounts payable	$2,082	$2,605

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

The July 31, 2017 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Due to seasonality within the recreational vehicle industry, among other factors, annualizing the results of operations for the nine months ended April 30, 2018 would not necessarily be indicative of the results expected for a full fiscal year.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU No. 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under this ASU, subsequent measurement of inventory using the LIFO or retail inventory method is unchanged. ASU No. 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. The Company adopted ASU No. 2015-11 on August 1, 2017 and there was no material impact on the Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU will supersede most current revenue recognition guidance. Under this ASU, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. This ASU will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance and assets recognized from the costs to obtain or fulfill a contract. ASU No. 2014-09 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. This ASU is effective for the Company in its fiscal year 2019 beginning on August 1, 2018. In applying this ASU, entities have the option of using either a full retrospective transition or a modified retrospective approach with the cumulative effect recognized as of the date of adoption. The Company plans to use the modified retrospective approach in applying this ASU.

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

Jayco, Corp.

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Note 12 to the Condensed Consolidated Financial Statements. The final purchase price adjustment of $5,039 was based on the final determination of net assets as of the June 30, 2016 closing date and was paid during the first quarter of fiscal 2017. Jayco operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its towables operations are aggregated within the Company’s towable recreational vehicle reportable segment and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales:	2018	2017	2018	2017
Recreational vehicles
Towables	$1,608,214	$1,426,192	$4,599,833	$3,719,314
Motorized	598,459	549,883	1,724,979	1,486,309

Total recreational vehicles	2,206,673	1,976,075	6,324,812	5,205,623
Other	82,239	70,019	233,171	182,906
Intercompany eliminations	(37,342)	(30,870)	(103,185)	(76,249)

Total	$2,251,570	$2,015,224	$6,454,798	$5,312,280

	Three Months Ended April 30,		Nine Months Ended April 30,
Income (loss) before income taxes:	2018	2017	2018	2017
Recreational vehicles
Towables	$147,853	$134,504	$423,432	$306,677
Motorized	38,908	37,356	114,032	94,767

Total recreational vehicles	186,761	171,860	537,464	401,444
Other, net	8,872	8,713	22,645	20,787
Corporate	(15,108)	(14,342)	(51,428)	(41,835)

Total	$180,525	$166,231	$508,681	$380,396

Total assets:	April 30, 2018	July 31, 2017
Recreational vehicles
Towables	$1,754,486	$1,535,029
Motorized	618,190	500,761

Total recreational vehicles	2,372,676	2,035,790
Other, net	158,914	156,996
Corporate	334,892	365,145

Total	$2,866,482	$2,557,931

	Three Months Ended April 30,		Nine Months Ended April 30,
Depreciation and intangible amortization expense:	2018	2017	2018	2017
Recreational vehicles
Towables	$17,357	$18,213	$51,373	$57,377
Motorized	3,004	2,316	8,641	6,905

Total recreational vehicles	20,361	20,529	60,014	64,282
Other	2,762	3,021	8,319	9,037
Corporate	410	343	1,173	979

Total	$23,533	$23,893	$69,506	$74,298

	Three Months Ended April 30,		Nine Months Ended April 30,
Capital acquisitions:	2018	2017	2018	2017
Recreational vehicles
Towables	$23,175	$15,559	$59,588	$51,877
Motorized	10,083	12,134	24,152	24,179

Total recreational vehicles	33,258	27,693	83,740	76,056
Other	744	163	3,337	773
Corporate	169	377	8,760	1,694

Total	$34,171	$28,233	$95,837	$78,523

4.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Weighted-average shares outstanding for basic earnings per share	52,695,365	52,582,134	52,667,016	52,555,792
Unvested restricted stock and restricted stock units	158,176	190,972	177,024	183,924

Weighted-average shares outstanding assuming dilution	52,853,541	52,773,106	52,844,040	52,739,716

At April 30, 2017, the Company had 57,253 unvested restricted stock and restricted stock units outstanding which were excluded from this calculation as their effect would be antidilutive. There were no unvested restricted stock or restricted stock units that were antidilutive at April 30, 2018.

5.	Fair Value Measurements

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy as prescribed in ASC 820, “Fair Value Measurements and Disclosures”, and as discussed in Note 9 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K.

The financial assets that were accounted for at fair value on a recurring basis at April 30, 2018 and July 31, 2017, all using Level 1 inputs, are as follows:

	April 30, 2018	July 31, 2017
Cash equivalents	$89,914	$176,663
Deferred compensation plan assets	$38,423	$28,095

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

6.	Inventories

Major classifications of inventories are as follows:

	April 30, 2018	July 31, 2017
Finished goods – RV	$79,234	$24,904
Finished goods – other	32,701	27,862
Work in process	143,801	117,319
Raw materials	263,613	214,518
Chassis	127,706	109,555

Subtotal	647,055	494,158
Excess of FIFO costs over LIFO costs	(39,870)	(33,670)

Total inventories, net	$607,185	$460,488

Of the $647,055 and $494,158 of inventories at April 30, 2018 and July 31, 2017, $354,545 and $284,897, respectively, was valued on the last-in, first-out (LIFO) basis, and $292,510 and $209,261, respectively, was valued on the first-in, first-out (FIFO) method.

7.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	April 30, 2018	July 31, 2017
Land	$55,749	$48,812
Buildings and improvements	440,206	380,139
Machinery and equipment	187,112	161,724

Total cost	683,067	590,675
Less accumulated depreciation	(192,453)	(165,437)

Property, plant and equipment, net	$490,614	$425,238

Property, plant and equipment at both April 30, 2018 and July 31, 2017 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $1,632 and $1,224 at April 30, 2018 and July 31, 2017, respectively.

8.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	April 30, 2018		July 31, 2017
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	April 30, 2018		Amortization		Amortization
Dealer networks/customer relationships	16	$404,960	$135,798	$404,960	$101,795
Trademarks	18	147,617	23,649	147,617	17,570
Design technology and other intangibles	7	19,300	10,290	19,300	9,203
Non-compete agreements	1	450	360	450	293

Total amortizable intangible assets		$572,327	$170,097	$572,327	$128,861

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2018	$55,118
For the fiscal year ending July 31, 2019	50,043
For the fiscal year ending July 31, 2020	46,194
For the fiscal year ending July 31, 2021	42,860
For the fiscal year ending July 31, 2022	37,753
For the fiscal year ending July 31, 2023 and thereafter	211,498

$443,466

Of the recorded goodwill of $377,693 at both April 30, 2018 and July 31, 2017, $334,822 relates to the towable recreational vehicle reportable segment and $42,871 relates to the other non-reportable segment.

9.	Equity Investment

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2. The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s investment in TH2 was funded entirely from cash on hand. In accordance with the operating agreement, TH2’s future capital needs, which are not expected to be material to the Company, will be funded proportionally by thl and the Company.

The Company’s investment in TH2 is accounted for under the equity method of accounting. The Company’s share of the losses of this investment, which are included in its operating results for the three and nine months ended April 30, 2018, was $399 for both periods and is included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The results of this joint venture are recorded on a one-month lag basis, and reflect the operations for the one month of March 2018 since the formation of the joint venture.

TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 will offer a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

10.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 20% and 18% of the Company’s consolidated net sales for the nine-month periods ended April 30, 2018 and April 30, 2017, respectively. Sales to this dealer are reported within both the towables and motorized segments. This dealer also accounted for 18% of the Company’s consolidated trade accounts receivable at April 30, 2018 and 30% at July 31, 2017. The loss of this dealer could have a significant effect on the Company’s business.

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

Changes in our product warranty liabilities are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Beginning balance	$243,310	$209,173	$216,781	$201,840
Provision	71,037	50,358	198,079	146,454
Payments	(54,218)	(44,613)	(154,731)	(133,376)

Ending balance	$260,129	$214,918	$260,129	$214,918

12.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. See Note 11 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K for details regarding the credit agreement. Borrowings outstanding on this facility totaled $80,000 at April 30, 2018 and $145,000 at July 31, 2017. As of April 30, 2018, the available and unused credit line under the revolver was $415,808, and the Company was in compliance with the financial covenant in the credit agreement.

For the three-month periods ended April 30, 2018 and April 30, 2017, the total interest expense on the facility was $584 and $1,879, respectively, and the weighted-average interest rate on borrowings from the facility was 2.92% and 2.38%, respectively. For the nine-month periods ended April 30, 2018 and April 30, 2017, the total interest expense on the facility was $1,742 and $5,583, respectively, and the weighted-average interest rate on borrowings from the facility was 2.72% and 2.25%, respectively. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees are being amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are classified as interest expense, of $392 for both of the three-month periods ended April 30, 2018 and April 30, 2017, and $1,177 for both of the nine-month periods ended April 30, 2018 and April 30, 2017. The unamortized balances of these facility fees were $4,972 at April 30, 2018 and $6,149 at July 31, 2017, and are included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The carrying value of the Company’s long-term debt at April 30, 2018 approximates fair value as the entire balance is subject to variable interest rates that the Company believes are market rates for a similarly-situated company. The fair value of debt is largely estimated using Level 2 inputs as defined by ASC 820.

13.	Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2018 was 25.9% compared with 33.1% for the three months ended April 30, 2017. The primary reason for the decrease in the effective income tax rate was the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate has been reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of an estimated blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. The effective income tax rate for the three months ended April 30, 2018 was also favorably impacted by an overall reduction in the Company’s blended state income tax rate.

The overall effective income tax rate for the nine months ended April 30, 2018 was 32.8% compared with 33.0% for the nine months ended April 30, 2017. Income tax expense for the nine months ended April 30, 2018 included approximately $34,000 of additional income tax expense resulting from the revaluation of the Company’s net deferred tax assets to reflect the impact of the lower tax rates in connection with the Tax Act. This charge, with respect to the reduced federal income tax rate and the potential impact of limitations on the deductibility of executive compensation, among other items, represents a provisional amount in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”) based on currently available information and is subject to further refinement during the measurement period as defined by SAB 118. Income tax expense for the nine-month period ended April 30, 2018 also reflects the use of the estimated blended federal corporate income tax rate of 26.9% as a result of the Tax Act.

The Company anticipates a decrease of approximately $2,990 in unrecognized tax benefits, and $330 in accrued interest related to unrecognized tax benefits recorded as of April 30, 2018, within the next 12 months from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2015 through 2017 remain open for federal income tax purposes and fiscal years 2013 through 2017 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company is currently under examination by certain state authorities for the fiscal years ended July 31, 2013 through 2016. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its state income tax returns in its liability for unrecognized tax benefits.

14.	Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing, as discussed in Note 13 in the Notes to the Consolidated Financial Statements in our fiscal 2017 Form 10-K, were $3,221,914 and $2,200,544 as of April 30, 2018 and July 31, 2017, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $8,850 and $6,345 as of April 30, 2018 and July 31, 2017, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements during the three-month and nine-month periods ended April 30, 2018 and April 30, 2017 were not significant. Based on current market conditions, the Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Total expense recognized in the three-month periods ended April 30, 2018 and April 30, 2017 for these restricted stock unit awards and other stock-based compensation was $4,255 and $3,166, respectively. Total expense recognized in the nine-month periods ended April 30, 2018 and April 30, 2017 for these restricted stock unit awards and other stock-based compensation was $12,986 and $9,058, respectively.

For the restricted stock units that vested during the nine-month periods ended April 30, 2018 and April 30, 2017, portions of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the nine months ended April 30, 2018 and April 30, 2017 totaled $7,657 and $4,572, respectively.

16.	Subsequent Event

During May 2018, the Company made additional debt payments on its revolving credit facility totaling $60,000, bringing the remaining outstanding balance to $20,000 as of May 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations, raw material, commodity or chassis supply restrictions, the level of warranty claims incurred, legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers, the costs of compliance with governmental regulation, legal and compliance issues including those that may arise in conjunction with recent transactions, lower consumer confidence and the level of discretionary consumer spending, interest rate fluctuations, the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers, restrictive lending practices, management changes, the success of new and existing products and services, consumer preferences, the pace of obtaining and producing at new production facilities, the pace of acquisitions and the successful closing and financial impact thereof, the potential loss of existing customers of acquisitions, the integration of new acquisitions, our ability to retain key management personnel of acquired companies, a shortage of necessary personnel for production, the loss or reduction of sales to key dealers, the availability of delivery personnel, asset impairment charges, cost structure changes, competition, the impact of potential losses under repurchase agreements, the potential impact of the strength of the U.S. dollar on international demand, general economic, market and political conditions, changes to investment and capital allocation strategies or other facets of our strategic plan, and the other risks and uncertainties discussed more fully in ITEM 1A of our Annual Report on Form 10-K for the year ended July 31, 2017.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs in North America. According to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar quarter ended March 31, 2018, Thor’s combined U.S. and Canadian market share was approximately 47.9% for travel trailers and fifth wheels combined and approximately 40.5% for motorhomes. Our business model includes decentralized operating units, and our RV products are sold to independent, non-franchise dealers who, in turn, retail those products. Our growth has been achieved both organically and by acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic growth acquisitions.

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

As a result of the reduction of the federal corporate income tax rate, the Company was required to perform a revaluation of its net deferred tax assets. Based on currently available information, the Company has performed a preliminary analysis of the impact of the Tax Act as of the enactment date and has recorded a non-recurring, non-cash reduction of its net deferred tax assets due to the reduced federal income tax rate, and a corresponding charge to income tax expense, of approximately $34,000 in the nine months ended April 30, 2018. The Company’s revaluation of its net deferred tax assets, with respect to the reduced federal income tax rate and the potential impact of limitations on the deductibility of executive compensation, among other items, are subject to further refinement, review and clarification under the new law as additional information becomes available.

The reduction in the statutory US federal income tax rate is expected to positively impact the Company’s fiscal 2018 and future US after-tax earnings. The Company currently estimates an overall effective income tax rate between 27.0% and 29.0% for the fourth quarter of fiscal year 2018, before consideration of any discrete tax items, as compared to an effective income tax rate of 32.7% for fiscal 2017. For fiscal 2019, after considering the lower federal income tax rate of 21.0%, an estimated blended state income tax rate, the elimination of the Code Section 199 deduction and the limitations on the deductibility of executive compensation, the Company currently estimates an overall effective income tax rate between 23.0% and 25.0%, before consideration of any discrete tax items.

While the Tax Act is expected to increase cash flow in the future, our main priorities for the use of current and future available cash generated from operations will continue to focus on funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends, as determined by the Company’s Board, will also continue to be considered. As a component of funding our growth, we anticipate making additional investments in our workforce through a variety of initiatives, including enhanced employee training and development programs and other initiatives that will be introduced in fiscal 2018 and fiscal 2019 and targeted to the varying needs of our individual operating entities.

Joint Venture

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2. The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s investment in TH2 was funded entirely from cash on hand. In accordance with the operating agreement, TH2’s future capital needs, which are not expected to be material to the Company, will be funded proportionally by thl and the Company. The Company’s investment in TH2 is accounted for under the equity method of accounting, and the Company’s portion of TH2’s operating results are recorded on a one-month lag basis.

TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 will offer a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

Industry Outlook

The Company monitors industry conditions in the RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

RV dealer inventory of Thor products as of April 30, 2018 increased 30.8% to approximately 166,200 units, compared to approximately 127,100 units as of April 30, 2017. We believe our dealer inventory levels are generally appropriate for seasonal consumer demand, although modestly elevated in certain locations due to several factors, including the prolonged winter delaying the typical spring retail sales and delivery activity, dealer orders being delivered quicker in the current fiscal year due to our capacity expansions and the continued improvement of the Canadian market.

Thor’s RV backlog as of April 30, 2018 decreased $356,975, or 15.1%, to $2,003,149 compared to $2,360,124 as of April 30, 2017, with the decrease mainly attributable to our capacity expansions since the prior year allowing for quicker production and delivery of units to dealers and the existing dealer inventory levels noted above.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,			%
	2018	2017	Increase	Change
Towable Units	119,593	104,519	15,074	14.4
Motorized Units	17,493	16,347	1,146	7.0

Total	137,086	120,866	16,220	13.4

According to the most recent RVIA forecast issued in March, 2018, shipments for towable and motorized units for the 2018 calendar year are estimated to be approximately 472,000 and 67,900 units, respectively, which are 6.8% and 8.3% higher, respectively, than the corresponding 2017 calendar year wholesale shipments. Travel trailers and fifth wheels are expected to account for approximately 85% of all RV shipments in calendar year 2018, and shipments of Class C motorhomes are expected to hit an all-time high. The outlook for calendar year 2018 growth in RV sales is based on the expectation of continued growth in employment, wages and after-tax incomes.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally be in line with annual retail sales going forward, although seasonal differences may exist during those annual periods.

Key retail statistics for the RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,			%
	2018	2017	Increase	Change
Towable Units	81,388	75,152	6,236	8.3
Motorized Units	12,633	11,977	656	5.5

Total	94,021	87,129	6,892	7.9

Note: Data reported by Stat Surveys is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar quarters ended March 31, 2018 and 2017 to correspond to the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,			%
	2018	2017	Increase	Change
Towable Units	63,038	54,733	8,305	15.2
Motorized Units	7,540	7,189	351	4.9

Total	70,578	61,922	8,656	14.0

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2018 and 2017 to correspond to the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,			%
	2018	2017	Increase	Change
Towable Units	38,228	36,577	1,651	4.5
Motorized Units	5,112	5,027	85	1.7

Total	43,340	41,604	1,736	4.2

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

A positive future outlook for the RV segment is supported by favorable demographics, as more people reach the age brackets that historically have accounted for the bulk of retail RV sales. The number of consumers between the ages of 55 and 74 will total 79 million by 2025, 15% higher than in 2015 according to the RVIA. In addition, in recent years the industry has benefited from growing retail sales to younger consumers with new product offerings targeted to younger, more active families, as they place a higher value on family outdoor recreation than any prior generation. Based on a study from the Pew Research Center, the “Millennial” generation, defined as those between the ages of 18 and 34, consisted of more than 75 million people in 2015. In general, these consumers are more technologically savvy, but still value active outdoor experiences shared with family and friends, making them strong potential customers for our industry in the decades to come. Based on the Kampgrounds of America (KOA) 2018 North American Camping Report, their millennial group comprised 31% of the total population in the most recent census, yet accounted for 40% of the total campers in 2017, which increased from 38% of the total campers in 2016 and 34% of the total campers in 2015. Younger RV consumers are generally attracted to lower and moderately-priced travel trailers, as affordability is a key driver at this stage in their lives.

As the first generation of the internet age, Millennials are generally more comfortable gathering information online, and are therefore generally more knowledgeable about products and competitive pricing than any prior generation. This generation is camping more as they view camping as an opportunity to spend time with family and friends as well as a way to reduce stress, escape the pressures of everyday life, be more active and lead a healthier lifestyle. In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse customer base. In our efforts to connect with RV consumers of all generations, beginning in the first quarter of fiscal 2017 we launched a new consumer-facing website designed to inspire consumers to explore the RV lifestyle. The new website includes video and interactive features to help consumers determine the type of RV which may suit their specific camping needs, while providing video footage that can be utilized by dealers to market our products. In the second quarter of fiscal 2018, we launched a targeted campaign towards Millennials, and have begun exploring related marketing opportunities. We will continue to consider additional marketing opportunities to younger and more diverse consumers over the remainder of the year. We anticipate our recent formation of the joint venture TH2, as discussed in Note 9 to the Condensed Consolidated Financial Statements, will further enhance the RV value proposition and ownership experience for this younger, more technologically savvy customer group.

Economic or industry-wide factors affecting our RV business include the costs of commodities and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

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

Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

	Three Months Ended April 30, 2018		Three Months Ended April 30, 2017		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$1,608,214		$1,426,192		$182,022	12.8
Motorized	598,459		549,883		48,576	8.8

Total recreational vehicles	2,206,673		1,976,075		230,598	11.7
Other	82,239		70,019		12,220	17.5
Intercompany eliminations	(37,342)		(30,870)		(6,472)	(21.0)

Total	$2,251,570		$2,015,224		$236,346	11.7

# OF UNITS:
Recreational vehicles
Towables	64,666		58,481		6,185	10.6
Motorized	7,316		6,927		389	5.6

Total	71,982		65,408		6,574	10.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$238,799	14.8	$219,686	15.4	$19,113	8.7
Motorized	64,835	10.8	61,081	11.1	3,754	6.1

Total recreational vehicles	303,634	13.8	280,767	14.2	22,867	8.1
Other, net	13,111	15.9	13,074	18.7	37	0.3

Total	$316,745	14.1	$293,841	14.6	$22,904	7.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$79,598	4.9	$72,415	5.1	$7,183	9.9
Motorized	24,811	4.1	22,796	4.1	2,015	8.8

Total recreational vehicles	104,409	4.7	95,211	4.8	9,198	9.7
Other	2,673	3.3	2,497	3.6	176	7.0
Corporate	12,367	—	13,414	—	(1,047)	(7.8)

Total	$119,449	5.3	$111,122	5.5	$8,327	7.5

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$147,853	9.2	$134,504	9.4	$13,349	9.9
Motorized	38,908	6.5	37,356	6.8	1,552	4.2

Total recreational vehicles	186,761	8.5	171,860	8.7	14,901	8.7
Other, net	8,872	10.8	8,713	12.4	159	1.8
Corporate	(15,108)	—	(14,342)	—	(766)	(5.3)

Total	$180,525	8.0	$166,231	8.2	$14,294	8.6

ORDER BACKLOG:	As of April 30, 2018	As of April 30, 2017	Change Amount	% Change
Recreational vehicles
Towables	$1,304,836	$1,564,609	$(259,773)	(16.6)
Motorized	698,313	795,515	(97,202)	(12.2)

Total	$2,003,149	$2,360,124	$(356,975)	(15.1)

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2018 increased $236,346, or 11.7%, compared to the three months ended April 30, 2017. Consolidated gross profit for the three months ended April 30, 2018 increased $22,904, or 7.8%, compared to the three months ended April 30, 2017. Consolidated gross profit was 14.1% of consolidated net sales for the three months ended April 30, 2018 and 14.6% for the three months ended April 30, 2017.

Selling, general and administrative expenses for the three months ended April 30, 2018 increased $8,327, or 7.5%, compared to the three months ended April 30, 2017. Amortization of intangible assets expense for the three months ended April 30, 2018 decreased $1,334, or 8.8%, compared to the three months ended April 30, 2017, primarily due to lower dealer network amortization as compared to the prior-year period. Income before income taxes for the three months ended April 30, 2018 was $180,525, as compared to $166,231 for the three months ended April 30, 2017, an increase of $14,294, or 8.6%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, amortization of intangible assets expense and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $1,047 to $12,367 for the three months ended April 30, 2018 compared to $13,414 for the three months ended April 30, 2017. The decrease is primarily due to a decrease in deferred compensation expense of $2,590, which relates to the equal and offsetting increase in other expense related to the deferred compensation plan assets as noted below. This decrease was partially offset by an increase in compensation costs, as incentive compensation increased $354 in correlation with the increase in income before income taxes compared to the prior year, and stock-based compensation increased $1,089. The stock-based compensation increase is due to increasing income before income taxes over the past three years, as most stock awards are based on that metric and vest ratably over a three-year period.

Corporate interest and other income and expense was $2,741 of net expense for the three months ended April 30, 2018 compared to $928 of net expense for the three months ended April 30, 2017. This increase in net expense of $1,813 is primarily due to the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in net expense of $1,547 in the current-year period as compared to net income of $1,043 in the prior-year period, an increase in expense of $2,590. The three months ended April 30, 2018 also included a $399 operating loss related to the recent joint venture as discussed in Note 9 to the Condensed Consolidated Financial Statements. These increases in expense were partially offset by interest expense and fees on the revolving credit facility of $1,231 in the current-year period as compared to $2,389 in the prior-year period, a decrease in expense of $1,158 as a result of the lower outstanding debt balance.

The overall effective income tax rate for the three months ended April 30, 2018 was 25.9% compared with 33.1% for the three months ended April 30, 2017. The primary reason for the decrease in the effective income tax rate was the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate has been reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of an estimated blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2018 compared to the three months ended April 30, 2017:

	Three Months Ended April 30, 2018	% of Segment Net Sales	Three Months Ended April 30, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$978,906	60.9	$859,572	60.3	$119,334	13.9
Fifth Wheels	629,308	39.1	566,620	39.7	62,688	11.1

Total Towables	$1,608,214	100.0	$1,426,192	100.0	$182,022	12.8

	Three Months Ended April 30, 2018	% of Segment Shipments	Three Months Ended April 30, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	50,164	77.6	45,439	77.7	4,725	10.4
Fifth Wheels	14,502	22.4	13,042	22.3	1,460	11.2

Total Towables	64,666	100.0	58,481	100.0	6,185	10.6

Impact of Change in Product Mix and Price on Net Sales:	% Increase (Decrease)
Towables
Travel Trailers and Other	3.5
Fifth Wheels	(0.1)
Total Towables	2.2

The increase in total towables net sales of 12.8% compared to the prior-year quarter resulted from a 10.6% increase in unit shipments and a 2.2% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended April 30, 2018, combined travel trailer and fifth wheel wholesale unit shipments increased 10.5% compared to the same period last year.

The increases in the overall net price per unit within the travel trailer and other product lines of 3.5% was primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold increased $162,909 to $1,369,415, or 85.2% of towables net sales, for the three months ended April 30, 2018 compared to $1,206,506 or 84.6% of towables net sales, for the three months ended April 30, 2017. The changes in material, labor, freight-out and warranty costs comprised $155,985 of the $162,909 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales increased to 79.7% for the three months ended April 30, 2018 compared to 78.9% for the three months ended April 30, 2017. This increase in percentage was primarily the result of an increase in the warranty cost percentage, which was partially due to offering extended coverage on certain structural components of certain products since the prior-year period. The labor cost percentage also increased slightly due to the continued competitive RV labor market. The material cost percentage to net sales was also up slightly, as recent material cost increases exceeded the favorable impact of selective net price increases and operating efficiencies attained since the prior-year period. Total manufacturing overhead increased $6,924 with the increase in sales, but decreased as a percentage of towables net sales from 5.7% to 5.5%, as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $19,113 to $238,799, or 14.8% of towables net sales, for the three months ended April 30, 2018 compared to $219,686, or 15.4% of towables net sales, for the three months ended April 30, 2017. The increase in gross profit is primarily due to the 10.6% increase in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $79,598, or 4.9% of towables net sales, for the three months ended April 30, 2018 compared to $72,415, or 5.1% of towables net sales, for the three months ended April 30, 2017. The primary reason for the $7,183 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,180. Sales-related travel, advertising and promotional costs also increased $1,501 in correlation with the sales increase. The overall selling, general and administrative expense as a percentage of towables net sales decreased by 0.2% due to the increase in towables net sales.

Towables income before income taxes was $147,853, or 9.2% of towables net sales, for the three months ended April 30, 2018 compared to $134,504 or 9.4% of towables net sales, for the three months ended April 30, 2017. The primary reasons for the decrease in percentage was the increase in the cost of products sold percentage, partially offset by the decrease in the selling, general and administrative expense percentage to sales noted above. In addition, the towables amortization cost percentage decreased by 0.2%, primarily due to lower dealer network amortization as compared to the prior-year period.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2018 compared to the three months ended April 30, 2017:

	Three Months Ended April 30, 2018	% of Segment Net Sales	Three Months Ended April 30, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$273,095	45.6	$242,770	44.1	$30,325	12.5
Class C	301,303	50.3	282,703	51.4	18,600	6.6
Class B	24,061	4.1	24,410	4.5	(349)	(1.4)

Total Motorized	$598,459	100.0	$549,883	100.0	$48,576	8.8

	Three Months Ended April 30, 2018	% of Segment Shipments	Three Months Ended April 30, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	2,471	33.8	2,151	31.1	320	14.9
Class C	4,669	63.8	4,584	66.2	85	1.9
Class B	176	2.4	192	2.7	(16)	(8.3)

Total Motorized	7,316	100.0	6,927	100.0	389	5.6

Impact of Change in Product Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(2.4)
Class C	4.7
Class B	6.9
Total Motorized	3.2

The increase in total motorized net sales of 8.8% compared to the prior-year quarter resulted from a 5.6% increase in unit shipments and a 3.2% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended April 30, 2018, combined motorhome wholesale unit shipments increased 7.2% compared to the same period last year.

The decrease in the overall net price per unit within the Class A product line of 2.4% was primarily due to a slight shift in the concentration of sales from the generally larger and more expensive diesel units to the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 4.7% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 6.9% is primarily due to the introduction of a new, higher-priced model since the prior-year period, and more option content per unit in the current-year period.

Cost of products sold increased $44,822 to $533,624, or 89.2% of motorized net sales, for the three months ended April 30, 2018 compared to $488,802, or 88.9% of motorized net sales, for the three months ended April 30, 2017. The changes in material, labor, freight-out and warranty costs comprised $44,601 of the $44,822 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales increased to 85.3% for the three months ended April 30, 2018 compared to 84.7% for the three months ended April 30, 2017. This increase in percentage was primarily the result of an increase in the warranty cost percentage, and a slight increase in labor costs associated with increasing employment levels and the continued competitive RV labor market. Total manufacturing overhead increased $221 with the volume increase, but decreased as a percentage of motorized net sales from 4.2% to 3.9%, as the increase in production resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $3,754 to $64,835, or 10.8% of motorized net sales, for the three months ended April 30, 2018 compared to $61,081, or 11.1% of motorized net sales, for the three months ended April 30, 2017. The increase in gross profit was due primarily to the 5.6% increase in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $24,811, or 4.1% of motorized net sales, for the three months ended April 30, 2018 compared to $22,796, or 4.1% of motorized net sales, for the three months ended April 30, 2017. The $2,015 increase was partially due to increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $1,048. In addition, legal, professional and related settlement costs increased $701.

Motorized income before income taxes was $38,908, or 6.5% of motorized net sales, for the three months ended April 30, 2018 compared to $37,356, or 6.8% of motorized net sales, for the three months ended April 30, 2017. The primary reason for this decrease in percentage was the impact of the increase in the cost of products sold percentage as noted above.

Nine Months Ended April 30, 2018 Compared to the Nine Months Ended April 30, 2017

	Nine Months Ended April 30, 2018		Nine Months Ended April 30, 2017		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$4,599,833		$3,719,314		$880,519	23.7
Motorized	1,724,979		1,486,309		238,670	16.1

Total recreational vehicles	6,324,812		5,205,623		1,119,189	21.5
Other	233,171		182,906		50,265	27.5
Intercompany eliminations	(103,185)		(76,249)		(26,936)	(35.3)

Total	$6,454,798		$5,312,280		$1,142,518	21.5

# OF UNITS:
Recreational vehicles
Towables	186,107		155,409		30,698	19.8
Motorized	20,894		18,177		2,717	14.9

Total	207,001		173,586		33,415	19.2

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$693,817	15.1	$546,431	14.7	$147,386	27.0
Motorized	191,699	11.1	162,806	11.0	28,893	17.7

Total recreational vehicles	885,516	14.0	709,237	13.6	176,279	24.9
Other, net	34,742	14.9	33,058	18.1	1,684	5.1

Total	$920,258	14.3	$742,295	14.0	$177,963	24.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$236,725	5.1	$201,158	5.4	$35,567	17.7
Motorized	75,828	4.4	64,978	4.4	10,850	16.7

Total recreational vehicles	312,553	4.9	266,136	5.1	46,417	17.4
Other	7,481	3.2	7,089	3.9	392	5.5
Corporate	50,766	—	37,176	—	13,590	36.6

Total	$370,800	5.7	$310,401	5.8	$60,399	19.5

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$423,432	9.2	$306,677	8.2	$116,755	38.1
Motorized	114,032	6.6	94,767	6.4	19,265	20.3

Total recreational vehicles	537,464	8.5	401,444	7.7	136,020	33.9
Other, net	22,645	9.7	20,787	11.4	1,858	8.9
Corporate	(51,428)	—	(41,835)	—	(9,593)	(22.9)

Total	$508,681	7.9	$380,396	7.2	$128,285	33.7

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2018 increased $1,142,518, or 21.5%, compared to the nine months ended April 30, 2017. Consolidated gross profit for the nine months ended April 30, 2018 increased $177,963, or 24.0%, compared to the nine months ended April 30, 2017. Consolidated gross profit was 14.3% of consolidated net sales for the nine months ended April 30, 2018 and 14.0% for the nine months ended April 30, 2017.

Selling, general and administrative expenses for the nine months ended April 30, 2018 increased $60,399, or 19.5%, compared to the nine months ended April 30, 2017. Amortization of intangible assets expense for the nine months ended April 30, 2018 decreased $7,474, or 15.3%, compared to the nine months ended April 30, 2017, primarily due to backlog amortization in the prior-year period related to the Jayco acquisition and lower dealer network amortization as compared to the prior-year period. Income before income taxes for the nine months ended April 30, 2018 was $508,681, as compared to $380,396 for the nine months ended April 30, 2017, an increase of $128,285, or 33.7%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, amortization of intangible assets expense and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $13,590 to $50,766 for the nine months ended April 30, 2018 compared to $37,176 for the nine months ended April 30, 2017. The increase is due in part to an increase in compensation costs, as incentive compensation increased $2,619 in correlation with the increase in income before income taxes compared to the prior year, and stock-based compensation increased $3,928. The stock-based compensation increase is due to increasing income before income taxes over the past three years, as most stock awards are based on that metric and vest ratably over a three-year period. Deferred compensation expense also increased $359, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. In addition, legal and professional fees, including costs related to sales and marketing initiatives and the joint venture discussed in Note 9 to the Condensed Consolidated Financial Statements, increased $3,930.

Corporate interest and other income and expense was $662 of net expense for the nine months ended April 30, 2018 compared to $4,659 of net expense for the nine months ended April 30, 2017. This favorable change of $3,997 is primarily due to interest expense and fees of $3,690 in the current-year period on the revolving credit facility as compared to $7,112 in the prior-year period, a decrease in expense of $3,422 as a result of the lower outstanding debt balance. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in $2,187 of net income in the current-year period as compared to net income of $1,828 in the prior-year period, an increase in income of $359.

The overall effective income tax rate for the nine months ended April 30, 2018 was 32.8% compared with 33.0% for the nine months ended April 30, 2017. The primary reason for the modest decrease in the effective income tax rate was the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate was reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of an estimated blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. In addition, the Company was also required to revalue its net deferred tax assets to reflect the impact of the lower tax rates. This revaluation caused a non-recurring, non-cash reduction of the Company’s net deferred tax assets, and a corresponding charge to income tax expense, of approximately $34,000 in the nine months ended April 30, 2018. This charge, however, was mostly offset by the lower tax expense reflected in the nine-month period ended April 30, 2018 due to the decrease in our federal corporate income tax rate to 26.9% for fiscal 2018 as a result of the Tax Act.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017:

	Nine Months Ended April 30, 2018	% of Segment Net Sales	Nine Months Ended April 30, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$2,801,828	60.9	$2,236,445	60.1	$565,383	25.3
Fifth Wheels	1,798,005	39.1	1,482,869	39.9	315,136	21.3

Total Towables	$4,599,833	100.0	$3,719,314	100.0	$880,519	23.7

	Nine Months Ended April 30, 2018	% of Segment Shipments	Nine Months Ended April 30, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	144,811	77.8	120,813	77.7	23,998	19.9
Fifth Wheels	41,296	22.2	34,596	22.3	6,700	19.4

Total Towables	186,107	100.0	155,409	100.0	30,698	19.8

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers and Other	5.4
Fifth Wheels	1.9
Total Towables	3.9

The increase in total towables net sales of 23.7% compared to the prior-year period resulted from a 19.8% increase in unit shipments and a 3.9% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the nine months ended April 30, 2018, combined travel trailer and fifth wheel wholesale unit shipments increased 19.1% compared to the same period last year.

The increases in the overall net price per unit within the travel trailer and other product lines of 5.4% and the fifth wheel product lines of 1.9% were both primarily due to changes in product mix and selective net price increases since the prior-year period.

Cost of products sold increased $733,133 to $3,906,016, or 84.9% of towables net sales, for the nine months ended April 30, 2018 compared to $3,172,883, or 85.3% of towables net sales, for the nine months ended April 30, 2017. The changes in material, labor, freight-out and warranty costs comprised $697,265 of the $733,133 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales decreased to 79.3% for the nine months ended April 30, 2018 compared to 79.4% for the nine months ended April 30, 2017. This decrease in percentage was primarily the result of a decrease in the material cost percentage to net sales, due to operating efficiencies attained since the prior-year period, primarily by Jayco, and selective net price increases. This decrease was mostly offset by increases in the labor cost percentage, due to the continued competitive RV labor market, and the warranty cost percentage, which was partially due to offering extended coverage on certain structural components of certain products since the prior-year period. Total manufacturing overhead increased $35,868 with the increase in sales, but decreased as a percentage of towables net sales from 5.9% to 5.6%, as the increased production resulted in better absorption of fixed overhead costs.

Towables gross profit increased $147,386 to $693,817, or 15.1% of towables net sales, for the nine months ended April 30, 2018 compared to $546,431, or 14.7% of towables net sales, for the nine months ended April 30, 2017. The increase in gross profit is primarily due to the 19.8% increase in unit sales volume noted above, while the increase in gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $236,725, or 5.1% of towables net sales, for the nine months ended April 30, 2018 compared to $201,158, or 5.4% of towables net sales, for the nine months ended April 30, 2017. The primary reason for the $35,567 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $28,118. Legal, professional and related settlement costs increased $2,232, primarily due to estimated product liability settlement costs. In addition, sales-related travel, advertising and promotional costs also increased $3,611 in correlation with the sales increase. In spite of these increased amounts, the overall selling, general and administrative expense as a percentage of towables net sales decreased by 0.3% due to the significant increase in towables net sales.

Towables income before income taxes was $423,432, or 9.2% of towables net sales, for the nine months ended April 30, 2018 compared to $306,677, or 8.2% of towables net sales, for the nine months ended April 30, 2017. The primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages to sales noted above. In addition, the towables amortization cost percentage decreased by 0.4%, primarily due to non-recurring backlog amortization in the prior-year period related to the Jayco acquisition.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017:

	Nine Months Ended April 30, 2018	% of Segment Net Sales	Nine Months Ended April 30, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$782,610	45.4	$706,702	47.5	$75,908	10.7
Class C	866,822	50.3	715,795	48.2	151,027	21.1
Class B	75,547	4.3	63,812	4.3	11,735	18.4

Total Motorized	$1,724,979	100.0	$1,486,309	100.0	$238,670	16.1

	Nine Months Ended April 30, 2018	% of Segment Shipments	Nine Months Ended April 30, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	7,102	34.0	6,399	35.2	703	11.0
Class C	13,224	63.3	11,274	62.0	1,950	17.3
Class B	568	2.7	504	2.8	64	12.7

Total Motorized	20,894	100.0	18,177	100.0	2,717	14.9

Impact of Change in Product Mix and Price on Net Sales:	% Increase (Decrease)
Motorized
Class A	(0.3)
Class C	3.8
Class B	5.7
Total Motorized	1.2

The increase in total motorized net sales of 16.1% compared to the prior-year period resulted from a 14.9% increase in unit shipments and a 1.2% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the nine months ended April 30, 2018, combined motorhome wholesale unit shipments increased 12.7% compared to the same period last year.

The small decrease in the overall net price per unit within the Class A product line of 0.3% was primarily due to a slight shift in the concentration of sales from the generally larger and more expensive diesel units to the more modestly-priced gas units compared to the prior-year period. The increase in the Class C product line of 3.8% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 5.7% is primarily due to the introduction of a new, higher-priced model since the prior-year period, and more option content per unit in the current-year period.

Cost of products sold increased $209,777 to $1,533,280, or 88.9% of motorized net sales, for the nine months ended April 30, 2018 compared to $1,323,503, or 89.0% of motorized net sales, for the nine months ended April 30, 2017. The changes in material, labor, freight-out and warranty costs comprised $203,559 of the $209,777 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 84.9% for the nine-month period ended April 30, 2018 and 84.8% for the nine-month period ended April 30, 2017. The primary reason for this slight increase in percentage was an increase in labor costs associated with increasing employment levels and the continued competitive RV labor market, and an increase in the warranty cost percentage. Total manufacturing overhead increased $6,218 with the volume increase, but decreased as a percentage of motorized net sales from 4.2% to 4.0%, as the increase in production resulted in better absorption of fixed overhead costs.

Motorized gross profit increased $28,893 to $191,699, or 11.1% of motorized net sales, for the nine months ended April 30, 2018 compared to $162,806, or 11.0% of motorized net sales, for the nine months ended April 30, 2017. The increase in gross profit was due primarily to the 14.9% increase in unit sales volume noted above, and the slight increase as a percentage of motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $75,828, or 4.4% of motorized net sales, for the nine months ended April 30, 2018 compared to $64,978, or 4.4% of motorized net sales, for the nine months ended April 30, 2017. The $10,850 increase was partially due to increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $5,778. In addition, legal, professional and related settlement costs increased $3,458, primarily due to estimated product liability settlement costs. Sales related travel, advertising and promotional costs also increased $1,038 in connection with the sales increase.

Motorized income before income taxes was $114,032, or 6.6% of motorized net sales, for the nine months ended April 30, 2018 compared to $94,767, or 6.4% of motorized net sales, for the nine months ended April 30, 2017. The primary reason for this increase in percentage was the impact of the decrease in the cost of products sold percentage noted above. In addition, the motorized income before income taxes percentage increased due to a gain of $1,506 on the sale of certain motorized buildings and equipment during the nine months ended April 30, 2018.

Financial Condition and Liquidity

As of April 30, 2018, we had $147,019 in cash and cash equivalents compared to $223,258 on July 31, 2017. The components of this $76,239 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to capital expenditures of $100,021, $46,902 paid for an equity investment in a joint venture, principal payments on long-term debt of $65,000 and $58,492 paid for dividends, partially offset by cash provided by operations of $197,185.

Working capital at April 30, 2018 was $571,796 compared to $399,121 at July 31, 2017, with the increase primarily attributable to increases in accounts receivable and inventory due to the increases in sales and production lines. Capital expenditures of $100,021 for the nine months ended April 30, 2018 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from continuing operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected future operational requirements for the foreseeable future. We have historically relied on internally generated cash flows from operations to finance substantially all our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 12 to the Condensed Consolidated Financial Statements.

While the Tax Act enacted in December 2017 is expected to increase cash flow in the future, our main priorities for the use of current and future available cash generated from operations will continue to focus on funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends, as determined by the Company’s Board, will also continue to be considered. As a component of funding our growth, we anticipate making additional investments in our workforce through a variety of initiatives, including enhanced employee training and development programs and other initiatives that will be introduced in fiscal 2018 and fiscal 2019 and targeted to the varying needs of our individual operating entities.

In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2018 of approximately $60,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business.

In regard to reducing indebtedness, subsequent to April 30, 2018, we made additional debt payments of $60,000. Furthermore, absent an alternative to strategically employ funds available under the credit facility, we expect to pay off the current remaining indebtedness of $20,000 in its entirety by the end of fiscal 2018. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2018 was $197,185 as compared to net cash provided by operating activities of $182,834 for the nine months ended April 30, 2017.

For the nine months ended April 30, 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax provision and stock-based compensation) provided $442,180 of operating cash. The change in net working capital used $244,995 of operating cash during that period, primarily as a result of a larger than usual seasonal increase in accounts receivable due to both the timing of shipments and the increase in sales. Inventory also increased in conjunction with the increases in production facilities and lines and the timing of unit shipments. Required income tax payments exceeded the income tax provision during the period as well. These increases were partially offset by increases in accounts payable and accrued liabilities.

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

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2018 was $141,996, primarily due to capital expenditures of $100,021 and $46,902 paid for the equity investment in TH2, our joint venture.

Net cash used in investing activities for the nine months ended April 30, 2017 was $81,446, primarily due to capital expenditures of $79,456 and a final purchase price adjustment payment of $5,039 related to the fiscal 2016 acquisition of Jayco, partially offset by proceeds received on the dispositions of property, plant and equipment of $4,630.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2018 was $131,428, primarily for principal payments on the revolving credit facility totaling $65,000 and regular quarterly cash dividend payments of $0.37 per share for each of the first three quarters of fiscal 2018 totaling $58,492.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings as of April 30, 2018), our results of operations and cash flows for the nine months ended April 30, 2018 would not have been materially affected.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.

During the quarter ended April 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 6, 2018	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: June 6, 2018	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer