Form 10-K
period 2018-07-31
THOR INDUSTRIES INC
filed 2018-09-20
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2018 was approximately $6.895 billion based on the closing price of the registrant’s common shares on January 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of the registrant’s Form 10-K for the fiscal year ended July 31, 2017 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of August 31, 2018 was 52,695,365.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 2018 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I

Unless otherwise indicated, all dollar amounts are presented in thousands except per share data.

ITEM 1. BUSINESS

The following discussion of our business solely relates to ongoing operations.

General Development of Business

Our company was founded in 1980 and, through its subsidiaries, primarily manufactures a wide range of recreational vehicles (“RVs”) in the United States and sells those vehicles primarily in the United States and Canada. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 601 East Beardsley Avenue, Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

Our principal recreational vehicle and other operating subsidiaries are Airstream, Inc. (“Airstream”), Thor Motor Coach, Inc. (“Thor Motor Coach”), Keystone RV Company (“Keystone”, which includes CrossRoads and Dutchmen), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Bison Horse Trailers, LLC dba Bison Coach (“Bison”), Cruiser RV, LLC (“CRV”) and DRV, LLC (“DRV”)), K.Z., Inc. (“KZ”, which includes Venture RV), Postle Operating, LLC (“Postle”) and Jayco, Inc. (“Jayco”, which includes Jayco, StarCraft, Highland Ridge and Entegra Coach).

Acquisitions and Other Significant Events

Fiscal 2018

Share Repurchase Program

On June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020.

Under the share repurchase plan, the Company is authorized to repurchase, from time-to-time, outstanding shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases will be determined by the Company’s management team based upon its evaluation of market conditions and other factors. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan. The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Joint Venture

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2connect, LLC (“TH2”). The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s investment in TH2 was funded entirely from cash on hand. In accordance with the operating agreement, TH2’s future capital needs, which are not expected to be material to the Company, will be funded proportionally by thl and the Company, and an additional $3,500 was contributed to TH2 by both Thor and thl in June 2018. The Company’s investment in TH2 is accounted for under the equity method of accounting, and the results of this joint venture are recorded on a one-month lag basis.

TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 will offer a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%. The rate reduction took effect on January 1, 2018. As the Company’s 2018 fiscal year ended on July 31, 2018, the Company’s federal blended corporate income tax rate for fiscal year 2018 is 26.9%, based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year to which the two different rates applied. As a result of other Tax Act changes, the Company’s income tax rate for fiscal year 2019 will be negatively impacted by the repeal of the domestic production activities (“Code Section 199”) deduction and limitations on the deductibility of executive compensation.

As a result of the reduction of the federal corporate income tax rate, the Company was required to perform a revaluation of its net deferred tax assets. Based on currently available information, the Company has performed an analysis of the impact of the Tax Act and has recorded a non-recurring, non-cash reduction of its net deferred tax assets due to the reduced federal income tax rate, and a corresponding charge to income tax expense, of approximately $34,000 for the year ended July 31, 2018. The Company also recorded a provisional amount of $2,000 of additional income tax expense in the fourth quarter of fiscal 2018 as a result of recent guidance related to limitations on the deductibility of executive compensation as provided under the Tax Act. The Company is still analyzing the impacts of the Tax Act which potentially could affect the measurement of the deferred tax balances.

The reduction in the statutory U.S. federal income tax rate is expected to positively impact the Company’s future U.S. after-tax earnings. For fiscal 2019, after considering the lower federal income tax rate of 21.0%, an estimated blended state income tax rate, the elimination of the Code Section 199 deduction and the limitations on the deductibility of executive compensation, the Company currently estimates an overall effective income tax rate between 23.0% and 25.0%, before consideration of any discrete tax items.

Fiscal 2016

Jayco Acquisition

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

Discontinued Operations

On July 31, 2013, we entered into a definitive Stock Purchase Agreement and sold our bus business to Allied Specialty Vehicles, Inc. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the divestiture of the bus business, the results of operations of the bus business are reported as a loss from discontinued operations, net of income taxes, on the Consolidated Statements of Income and Comprehensive Income for the year ended July 31, 2016.

Recreational Vehicles

Thor, through its operating subsidiaries, is currently the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, International, Tommy Bahama®, Flying Cloud, Sport, Basecamp, and the recently launched Nest travel trailer. Airstream also sells the Interstate series of Class B motorhomes.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Freedom Elite, Majestic, Hurricane, Chateau, Windsport, Axis, Vegas, Tuscany, Palazzo, Aria, Quantum, Compass, Gemini and A.C.E.

Keystone

Keystone manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Keystone, Dutchmen and CrossRoads. Keystone manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Laredo, Bullet, Fuzion, Raptor, Passport and Cougar, while the Dutchmen travel trailer and fifth wheel trade names include Coleman, Kodiak, Aspen Trail, Aerolite and Voltage. CrossRoads manufactures and sells conventional travel trailers and fifth wheels under trade names such as Cruiser, Volante, Sunset Trail and Zinger and luxury fifth wheels under the trade name Redwood.

Heartland

Heartland manufactures and sells conventional travel trailers and fifth wheels, as well as equestrian recreational vehicle products with living quarters, and includes the operations of Heartland, Bison, Cruiser RV and DRV. Heartland, including Cruiser RV and DRV, manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Elkridge, Trail Runner, North Trail, Cyclone, Torque, Prowler, Wilderness, Shadow Cruiser, Fun Finder, MPG, Radiance and Stryker and luxury fifth wheels under the trade name DRV Mobile Suites. Bison manufactures and sells equestrian recreational vehicle products with living quarters under trade names such as Premiere, Silverado, Ranger, Laredo, Trail Boss and Trail Hand.

KZ

KZ manufactures and sells conventional travel trailers and fifth wheels and includes the operations of KZ and Venture RV. KZ manufactures and sells conventional travel trailers and fifth wheels under trade names such as Escape, Sportsmen, Connect, Venom, Durango, and Sportster, while Venture RV manufactures and sells conventional travel trailers under trade names such as Stratus, SportTrek and Sonic.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels, camping trailers and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle, Pinnacle and Talon, and also manufactures Class A and Class C motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells conventional travel trailers and fifth wheels under trade names such as Launch, Autumn Ridge and Telluride. Highland Ridge manufactures and sells conventional travel trailers and fifth wheels under trade names such as Highlander, Mesa Ridge and Open Range. Entegra Coach manufactures and sells luxury Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone and Class C and A motorhomes under trade names such as Odyssey, Esteem, and Emblem.

Postle

Postle manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Product Line Sales and Segment Information

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Venture RV). The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach.

The operations of the Company’s Postle subsidiary are included in Other, which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Postle sales to the Company’s towables and motorized segments are consummated at established transfer prices generally consistent with the selling prices of extrusion components to third-party customers and are adjusted as part of intercompany eliminations.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
Towables	$6,008,700	72.1	$5,127,491	70.8	$3,338,659	72.8
Motorized	2,146,315	25.8	1,971,466	27.2	1,094,250	23.9

Total recreational vehicles	8,155,015	97.9	7,098,957	98.0	4,432,909	96.7
Other	305,947	3.7	253,557	3.5	218,673	4.8
Intercompany eliminations	(132,053)	(1.6)	(105,562)	(1.5)	(69,470)	(1.5)

Total	$8,328,909	100.0	$7,246,952	100.0	$4,582,112	100.0

For additional information regarding our segments, see Note 4 to the Consolidated Financial Statements.

Recreational Vehicles

Overview

We manufacture a wide variety of recreational vehicles in the United States and sell those vehicles primarily throughout the United States and Canada, as well as related parts and accessories. Recreational vehicle classifications are based upon standards established by the RV Industry Association (“RVIA”). The principal types of towable recreational vehicles that we produce include conventional travel trailers and fifth wheels. In addition, we also produce equestrian and other specialty towable recreational vehicles, as well as Class A, Class C and Class B motorhomes.

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

Production

In order to minimize finished inventory, our recreational vehicles generally are produced to dealer order. Our facilities are designed to provide efficient assembly-line manufacturing of products. Capacity increases can generally be achieved relatively quickly and at relatively low cost, largely by acquiring, leasing, or building additional facilities and equipment and increasing the number of production employees. Similarly, capacity decreases can generally be achieved relatively quickly and at relatively low cost, mainly by decreasing the number of production employees.

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

Our relationship with our chassis suppliers is similar to our other RV vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, chassis manufacturers resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are generally based on the volume of chassis previously purchased. Sales of motorhomes rely on these chassis and are affected accordingly, as approximately half of the material cost of our motorhomes relates to chassis. We have not experienced any recent significant cost increases from our chassis suppliers.

Generally, all of our RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering and technological improvements.

Seasonality

Since recreational vehicles are used primarily by vacationers and campers, our recreational vehicle sales tend to be seasonal and, in most geographical areas, tend to be lower during the winter months than in other periods. As a result, our recreational vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

We sell our recreational vehicles to independent, non-franchise dealers located primarily throughout the United States and Canada. Each of our recreational vehicle operating subsidiaries sell to their own network of independent dealers, with many dealers carrying more than one of our product lines, as well as products from other manufacturers. As of July 31, 2018, there were approximately 2,300 dealerships carrying our products in the U.S. and Canada. We believe that the working relationships between our management and sales personnel and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

While each of our recreational vehicle operating subsidiaries has an independent sales force, the most important retail sales events occur at the major recreational vehicle shows which take place throughout the year at different locations across the country. We also benefit from the recreational vehicle awareness advertising and major marketing programs sponsored by the RVIA in national print media and television.

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

One of our dealers, FreedomRoads, LLC, accounted for 20% of our continuing consolidated net sales in each of fiscal 2018, fiscal 2017 and fiscal 2016. This dealer also accounted for 26% of the Company’s consolidated trade accounts receivable at July 31, 2018 and 30% at July 31, 2017.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to eighteen months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. We believe that any future losses under these agreements would not have a material adverse effect on our Company. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2018 and July 31, 2017 were $2,748,465 and $2,200,544, respectively. The losses incurred due to repurchase were not material in fiscal 2018, 2017 and 2016.

Backlog

As of July 31, 2018, the backlog for towable and motorized recreational vehicle orders was $766,965 and $634,092, respectively, compared to $1,416,240 and $915,559, respectively, at July 31, 2017, reflecting decreases of 45.8% and 30.7%, respectively. These decreases are mainly attributable to our capacity expansions since the prior year allowing for increased production and therefore quicker delivery of units to dealers, elevated existing dealer inventory levels in certain locations and a more typical seasonal order pattern compared to the elevated order levels from the prior year.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. The existing backlog of towable and motorized recreational vehicles is expected to be filled in fiscal 2019.

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

Our primary competitors within the towable and motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2018, Thor’s combined U.S. and Canadian market share was approximately 49.6% for travel trailers and fifth wheels combined and approximately 40.0% for motorhomes.

Trademarks and Patents

We have registered United States trademarks, Canadian trademarks, certain international trademarks and licenses carrying the principal trade names and model lines under which our products are marketed. We hold and protect certain patents related to our business. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2018, we employed approximately 17,500 full-time employees in the United States, of which approximately 1,950 were salaried. None of our employees are represented by certified labor organizations. We believe that we maintain a good working relationship with our employees.

Information about Foreign and Domestic Operations and Export Sales

We manufacture all of our recreational vehicles in the United States. Export sales, predominantly to Canada, were $788,894, $628,176 and $368,426 in fiscal 2018, 2017 and 2016, respectively, and accounted for 9.5%, 8.7% and 8.0% of the Company’s consolidated net sales for those respective years.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; the level of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recent transactions; lower consumer confidence and the level of discretionary consumer spending; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products and services; consumer preferences; the ability to efficiently utilize production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; asset impairment charges; cost structure changes; competition; the impact of potential losses under repurchase agreements; the potential impact of the strength of the U.S. dollar on international demand; general economic, market and political conditions; and changes to investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of Erwin Hymer Group SE (the “Erwin Hymer Group”) include risks regarding the anticipated timing of the closing of the acquisition, the potential benefits of the proposed acquisition and the anticipated operating synergies, the satisfaction of the conditions to closing the acquisition (including obtaining necessary regulatory approvals) in the anticipated timeframe or at all, the integration of the business, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and Erwin Hymer Group’s business. These and other risks and uncertainties are discussed more fully in ITEM 1A. RISK FACTORS below.

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

The industry in which we are engaged is highly competitive. The recreational vehicle industry is generally characterized by low barriers to entry, which result in numerous existing and potential recreational vehicle manufacturing competitors. A number of our operating subsidiaries also compete with each other. Competition is based upon price, design, value, quality and service as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. If existing or new competitors develop products that are superior to ours or that achieve better consumer acceptance, our market share, sales volume and profit margins may be adversely affected.

In addition to direct manufacturing competitors, we also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn. The availability of used recreational vehicles and the pricing differential between used and new recreational vehicles are among the primary factors which impact the competitiveness of used vehicle sales.

The industry in which we operate is primarily centered in northern Indiana.

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

●

Competition for desirable production facilities, especially during times of increasing RV production, may increase the cost of acquiring production facilities or limit the availability of such facilities.

Our business is seasonal and leads to fluctuations in sales, production and net income.

We have experienced, and expect to continue to experience, significant variability in quarterly sales, production and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, demand in the recreational vehicle industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. Dealer demand and buying patterns also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. The seasonality of our business may negatively impact quarterly operating results.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors, such as general economic conditions, credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific external factors affecting our business include:

●	Overall consumer confidence and the level of discretionary consumer spending;

●	Raw material and commodity price fluctuations;

●	Availability of raw materials and components used in production;

●	Level of warranty claims incurred;

●	Legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers;

●	Interest rate fluctuations and the availability of credit;

●	Success of new and existing products and services;

●	Consumer preferences;

●	Dealer confidence and stocking levels;

●	RV retail consumer demographics;

●	Employment and wage trends;

●	Consolidation of RV dealerships;

●	Global, domestic or regional financial turmoil;

●	Natural disasters;

●	Relative or perceived cost, availability and comfort of recreational vehicle use versus other modes of travel, such as car, air or rail travel; and

●	General economic, market and political conditions, including war, terrorism and military conflict.

The loss of our largest dealer could have a significant effect on our business.

Sales to FreedomRoads, LLC accounted for 20% of our consolidated net sales for fiscal 2018. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships which has impacted our sales to FreedomRoads, LLC. Future consolidation of dealerships by FreedomRoads, LLC could impact our sales, concentration of sales to this key dealer and our exposure under repurchase obligations.

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

Our growth has been both internal and by acquisition. Business acquisitions, joint ventures and the merger of subsidiaries within Thor, pose a number of potential integration risks that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of acquisitions; the integration of acquired companies, assets, operations and joint venture arrangements and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

●	The diversion of management’s attention from the management of daily operations to various transaction and integration activities;

●	The potential for disruption to existing operations and plans;

●	The assimilation and retention of employees, including key employees;

●	The ability of our management teams to manage expanded operations to meet operational and financial expectations;

●	The integration of departments and systems, including accounting systems, technologies, books and records and procedures;

●	The adverse impact on profitability if expanded or combined operations do not achieve expected financial results;

●	The potential loss of, or adverse effects on, existing business relationships with suppliers and customers;

●	The assumption of liabilities of the acquired businesses, which could be greater than anticipated; and

●

The potential adverse impact on operating results due to the use of estimates, which are subject to significant management judgment, in the accounting for acquisitions, incurrence of non-recurring charges, and write-offs of significant amounts of goodwill and other assets.

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

Our products are generally delivered to our dealers via a system of independent transportation contractors. The network of carriers is limited and, in times of high demand and limited availability, can create risk in, and disruption of, our distribution channel.

Our business is affected by the availability and terms of financing to dealers and retail purchasers.

Generally, recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. Three major floor plan financial institutions held approximately 82% of our portion of our dealers’ total floored dollars outstanding at July 31, 2018. In the event that any of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

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

An introduction of new products into the marketplace or extended warranty coverage of our products, may result in expenses that we did not anticipate, which, in turn, can result in reduced earnings.

The introduction of new models, floor plans and features are critical to our future success. We may incur unexpected expenses, however, when we introduce new models, floor plans or features. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product or may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings. Estimated warranty costs are provided at the time of product sale to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to our estimates, due to either the introduction of new products or extended warranty coverage, could result in increased warranty reserves and expense which could have an adverse impact on our earnings.

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

In addition to the guarantee under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we are obligated to repurchase a substantially greater number of recreational vehicles, or incur substantially greater discounting to resell these units in the future, those circumstances would increase our costs. In difficult economic times this amount could increase significantly compared to recent years.

For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our sales and profit margins. Additionally, continued consolidation of our major suppliers further limits alternative supply sources, which could increase costs and decrease our sales and profit margins. Finally, certain raw material components are sourced from foreign sources, and delays in obtaining these components, along with added tariffs, could result in increased costs and decreased sales and profit margins.

We depend on timely and sufficient delivery of components from our suppliers. Most components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of suppliers that have the capacity to supply large quantities, primarily occurring in the case of: 1) motorized chassis, where there are a limited number of chassis suppliers, and 2) windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where LCI Industries is a major supplier for these items within the RV industry.

The recreational vehicle industry as a whole has, from time to time, experienced shortages of motorized chassis due to the concentration or allocation of available resources by suppliers of these chassis. Historically, in the event of an industry-wide restriction of supply, suppliers have generally allocated chassis among us and our competitors based on the volume of chassis previously purchased. If certain suppliers were to discontinue the manufacturing of motorhome chassis, or if, as a group, our chassis suppliers significantly reduced the availability of chassis to the industry, our business would be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of chassis suppliers, could have a material adverse effect on our sales. If the condition of the U.S. auto industry were to significantly deteriorate, that deterioration could also result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

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

Continued consolidation of our major suppliers may inhibit our ability to source from alternative suppliers and could result in increased component costs, which may result in decreased margins or higher wholesale product costs, which could result in decreased sales.

In addition, certain RV components are sourced from foreign locations. Changes in U.S. trade policy and resulting tariffs that have or may be imposed, along with port, production or other delays, could cause increased costs for, or shortages of, certain RV components or sub-components. We may not be able to source alternative supplies as necessary without increased costs or at all. If alternatives are not readily available, that unavailability could lead to potential decreases in our sales and earnings.

Finally, as is standard in the industry, arrangements with chassis and other suppliers are generally terminable at any time by either our Company or the supplier. If we cannot obtain an adequate supply of chassis or other key components, this could result in a decrease in our sales and earnings.

Commodity price fluctuations, including those caused by recent steel and aluminum tariffs, may impact operating results.

Commodity costs, including aluminum which is utilized extensively by certain of our subsidiaries, are subject to price fluctuations outside of our control. The price of aluminum is typically influenced by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories); the level of activity by financial investors and, more recently, by tariffs. In addition, the price of aluminum is influenced by the supply of, and demand for, metal in a particular region and associated transportation costs. Similarly, other commodities, such as steel and wood or wood products, are also subject to price fluctuations outside of our control, including fluctuations resulting from the imposition of tariffs or other regulatory actions. Pricing changes for aluminum, steel, wood, and other relevant commodities, and the level of aluminum, steel, wood or other commodity inventory maintained by the Company, may ultimately adversely impact our operating results.

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

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of NTMVSA and the safety standards for vehicles and components which have been promulgated under the NTMVSA by the U.S. Department of Transportation.

The NTMVSA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Sales into foreign countries may be subject to similar regulations. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations and could harm our reputation. Additionally, changes in policy, regulations or the imposition of additional regulations could have a material adverse effect on our Company.

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

Changes in U.S. trade policy could result in retaliatory trade policies by one or more U.S. trading partners.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods, including steel and aluminum. Changes in U.S. trade policy could result in one or more U.S. trading partners, including Canada and China, adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for RV components that we import into the United States. Increased costs for imported RV components could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, may result in lower margin on products sold.

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

Our business relies on information systems and other technology (“information systems”) to support aspects of our business operations, including but not limited to, procurement, supply chain management, manufacturing, design, distribution, invoicing and collection of payments. We use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Our business processes and operations may, however, be negatively impacted in the event of a substantial disruption of service or cyber-attacks.

The methods and technologies used to obtain unauthorized access to our information systems are constantly changing and may be difficult to anticipate. While we have implemented and periodically review security measures and processes designed to prevent unauthorized access to our information systems, we may not be able to anticipate and effectively prevent unauthorized access or data loss in the future. The misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws, including the European Union’s General Data Protection Regulation (GDPR), and damage to our reputation which could, in turn, have a significant, negative impact on our results of operations.

We may not be able to protect our intellectual property and may be subject to infringement claims.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our intellectual property against infringement and misappropriation by defending our intellectual property rights. To protect these rights, we rely on intellectual property laws of the U.S., Canada, and other countries, as well as contractual and other legal rights. We seek to acquire the rights to intellectual property necessary for our operations. However, our measures may not be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation, which could result in a diversion of resources.

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

Our operations are dependent upon the services of executive management and other key individuals, and their loss could materially harm us.

We rely upon the knowledge, experience and skills of our executive management and other key employees to compete effectively in our business and manage our operations. Our future success depends on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel. Upon the departure of such employees, our success may depend upon the existence of adequate succession plans. The loss of our executive management and other key employees or the failure to attract or retain qualified employees could have a material adverse effect on us in the event that our succession plans prove inadequate.

Production efficiency related to new or re-configured facilities may not be realized or may incur unanticipated costs or delays that could adversely affect operating results.

The development and/or expansion of certain products and models may require the construction, improvement, re-configuration, relocation or expansion of production facilities. These development and expansion activities may be delayed, or we may incur unanticipated costs or not achieve the intended efficiencies, which could have a material adverse effect on our operating results and financial condition.

The relative strength of the U.S. dollar may impact sales.

We have historically generated considerable sales in Canada and sales to Canadian dealers are made in U.S. dollars. The strength of the U.S. dollar relative to the Canadian dollar has, in the past, and could in the future, adversely impact sales in Canada. Should the U.S. dollar remain strong or further strengthen relative to the Canadian dollar, our Canadian sales may be negatively impacted.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. The Company monitors its policies, procedures and controls; however, our policies, procedures and controls may not be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risk taking or misconduct occurs, it is possible that it could have a material adverse effect on our results of operations and/or our financial condition.

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

The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. If this volatility continues, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

●	Development of new products and features by our competitors;

●	Development of new collaborative arrangements by us, our competitors or other parties;

●	Changes in government regulations applicable to our business;

●	Changes in investor perception of our business and/or management;

●	Changes in global economic conditions or general market conditions in our industry;

●	Occurrence of major catastrophic events; and

●	Sales of our common stock held by certain equity investors or members of management.

Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company stock price may reflect expectations of future growth and profitability. The Company’s stock price may also reflect expectations that its cash dividend will continue at current levels or grow and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the Company might miss investor expectations or independent analyst estimates, which might result in analysts or investors changing their opinions and/or recommendations regarding our stock and our stock price may decline, which could have a material adverse impact on investor confidence and employee retention.

Risks Related to the Acquisition of the Erwin Hymer Group

As discussed in Note 18 to the Consolidated Financial Statements, on September 18, 2018, the Company entered into a definitive agreement to acquire all of the issued and outstanding capital stock of Erwin Hymer Group SE (the “Erwin Hymer Group”). Unanticipated developments, including delays in obtaining various regulatory approvals, could delay or prevent the acquisition. In the event the transaction does not close, significant breakup fees or other monetary damages could be incurred. Additional risks related to the acquisition include:

The Company may fail to realize the anticipated strategic and financial benefits currently anticipated from the acquisition.

The Company may not realize all of the anticipated benefits of the acquisition, we may not further our business strategy as we expect, we may fail to realize the synergies and other benefits we expect from the acquisition or we may otherwise not realize the expected return on our investment, any one of which outcomes could adversely affect our business or operating results and potentially cause impairment to assets that would be recorded as a part of the acquisition, including intangible assets and goodwill.

Our due diligence of the Erwin Hymer Group may not have identified all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

As part of our due diligence, we utilized information provided by the sellers, and, in some cases, our direct access to information was limited due to anti-trust considerations. As is true with any transaction of this nature, there can be no guarantee that we are aware of all liabilities of the acquired company. Potential incremental liabilities and additional risks and uncertainties related to the acquired company not known or fully appreciated by us could negatively impact our future business, financial condition and results of operations.

The acquisition of Erwin Hymer Group poses certain incremental risks to the Company.

The incremental risks posed by the acquisition of the Erwin Hymer Group include, but are not limited to:

●	The diversion of management’s attention from the management of daily operations to various transaction and integration activities;

●	Possible deficiencies in internal control over financial reporting, including but not limited to, deficiencies associated with the IT system of the Erwin Hymer Group;

●	Possible deficiencies in operational processes and procedures;

●	Possible unanticipated, significant expenses related to integration;

●	Increased indebtedness that may negatively affect our capital structure and credit rating;

●

Risks related to transacting business in new geographies and regulatory environments in which we are unaccustomed, including but not limited to: foreign currency exchange rate changes, expanded macro-economic risks due to operations in and sales to a wide base of countries, political and regulatory exposures to countries in which we currently do not do business;

●	Foreign currency exposures;

●

Risks associated with forward currency fluctuations, as we have entered into a forward currency contract to offset the US Dollar cash impact of currency fluctuations related to the cash consideration to be paid in Euros upon closing the transaction. This derivative instrument does not qualify for hedge accounting treatment. Fluctuations in the value of the forward contract will receive mark-to-market accounting treatment which may significantly impact the Company’s earnings.

●	Risks associated with a more capital intense business;

●	Risks associated with carrying a relatively significant level of debt in a cyclical business;

●	The potential for disruption to existing Thor operations and plans;

●	The assimilation and retention of employees, including key employees;

●	The ability of our management team to manage expanded operations to meet operational and financial expectations;

●	The integration of departments and systems, including accounting systems, technologies, books and records and procedures;

●	The potential loss of, or adverse effects on, existing business relationships Erwin Hymer Group has with suppliers and customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2018, we owned or leased approximately 14,047,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. As a result of our recent expansion efforts, we added 864,000 square feet in facilities in fiscal 2018 and 882,000 in fiscal 2017. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2018:

Locations	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
RVs:
Jackson Center, OH (Airstream) (A)(B)	Owned	11	613,000
Elkhart, IN (Thor Motor Coach) (B)	Owned	14	826,000
Bristol, IN (Thor Motor Coach) (B)	Owned	2	192,000
Wakarusa, IN (Thor Motor Coach) (B)	Owned	1	52,000
Middlebury, IN (Keystone) (A)	Owned	2	181,000
Goshen, IN (Keystone) (A)	Owned	29	2,318,000
Topeka, IN (Keystone) (A)	Owned	11	742,000
Syracuse, IN (Keystone) (A)	Owned	1	138,000
Pendleton, OR (Keystone) (A)	Owned	5	371,000
Elkhart, IN (Heartland) (A)	Owned	17	1,171,000
Elkhart, IN (Heartland) (A)	Leased	1	53,000
Middlebury, IN (Heartland) (A)	Owned	1	143,000
Nappanee, IN (Heartland) (A)	Owned	2	111,000
Howe, IN (Heartland) (A)	Owned	4	465,000
LaGrange, IN (Heartland) (A)	Leased	1	126,000
Nampa, ID (Heartland) (A)	Owned	1	252,000
Shipshewana, IN (KZ) (A)	Owned	14	555,000
Middlebury, IN (Jayco) (A)(B)	Owned	31	2,419,000
Topeka, IN (Jayco) (A)	Owned	7	446,000
Shipshewana, IN (Jayco) (A)	Owned	6	289,000
Twin Falls, ID (Jayco) (A)	Owned	3	162,000
RV Subtotal		164	11,625,000

Other:
Cassopolis, MI (C)	Owned	1	10,000
Elkhart, IN (C)	Owned	1	50,000
Cassopolis, MI (C)	Leased	4	270,000
Elkhart, IN (C)	Leased	5	464,000
Other Subtotal		11	794,000

Corporate:
Elkhart, IN (Corporate)	Owned	1	21,000
Milford, IN (utilized by Heartland)	Owned	7	138,000
Elkhart, IN (utilized by Thor Motor Coach)	Owned	3	223,000
Wakarusa, IN (utilized by Keystone and Thor Motor Coach)	Owned	18	1,246,000
Corporate Subtotal		29	1,628,000

Total		204	14,047,000

(A)    Included in the towable recreational vehicles reportable segment.

(B)    Included in the motorized recreational vehicles reportable segment.

(C)    Included in the other non-reportable segment.

ITEM 3. LEGAL PROCEEDINGS

At July 31, 2018, the Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws”, warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”). Set forth below is the range of high and low market prices for the Common Stock for each quarter during the Company’s two most recent fiscal years, as quoted in the NYSE Monthly Market Statistics and Trading Reports:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$136.37	$101.00	$87.08	$74.75
Second Quarter	161.48	127.29	108.45	74.00
Third Quarter	138.64	98.03	115.74	88.87
Fourth Quarter	111.39	87.62	109.91	87.96

Holders

As of August 31, 2018, the number of holders of record of the Common Stock was 105.

Dividends

In fiscal 2018, we paid a $0.37 per share dividend for each fiscal quarter. In fiscal 2017, we paid a $0.33 per share dividend for each fiscal quarter.

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

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the fourth quarter of fiscal 2018.

Equity Compensation Plan Information – see ITEM 12

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2018	2017	2016(1)(2)	2015(3)	2014(4)
Income statement data:
Net sales	$8,328,909	$7,246,952	$4,582,112	$4,006,819	$3,525,456
Net income from continuing operations	430,151	374,254	258,022	202,009	175,516
Net income	430,151	374,254	256,519	199,385	179,002
Earnings per common share from continuing operations:
Basic	$8.17	$7.12	$4.92	$3.80	$3.29
Diluted	$8.14	$7.09	$4.91	$3.79	$3.29
Earnings per common share:
Basic	$8.17	$7.12	$4.89	$3.75	$3.36
Diluted	$8.14	$7.09	$4.88	$3.74	$3.35
Dividends paid per common share:
Regular	$1.48	$1.32	$1.20	$1.08	$0.92
Special	$–	$–	$–	$–	$1.00
Balance sheet data:
Total assets	$2,778,665	$2,557,931	$2,325,464	$1,503,248	$1,408,718
Long-term liabilities	71,594	200,345	408,590	59,726	60,306

(1)	Includes a non-cash goodwill impairment of $9,113 associated with a subsidiary in our towable segment.

(2)	Includes one month of the operations of Jayco from the date of its acquisition during the fiscal year.

(3)	Includes three and seven months of the operations of Postle and CRV/DRV, respectively, from the dates of their acquisitions during the fiscal year.

(4)	Includes three, nine and eleven months of the operations of KZ, Bison and Livin’ Lite, respectively, from the dates of their acquisitions during the fiscal year.

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

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs in North America. According to Statistical Surveys, Inc., for the six months ended June 30, 2018, Thor’s combined U.S. and Canadian market share was approximately 49.6% for travel trailers and fifth wheels combined and approximately 40.0% for motorhomes.

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

We generally rely on internally generated cash flows from operations to finance our growth, however, we did obtain a credit facility to partially fund the Jayco, Corp. acquisition as more fully described in Notes 2 and 12 to the Consolidated Financial Statements. Capital expenditures of $138,197 in fiscal 2018 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

Significant Events

Recent Events

Subsequent Event

On September 18, 2018, the Company and the shareholders of Erwin Hymer Group SE (“Erwin Hymer Group”) announced that they entered into a definitive agreement for the Company to acquire Erwin Hymer Group. In accordance with the agreement, consideration to be paid to the sellers at closing will consist of approximately EUR 1.7 billion cash ($2.0 billion at current exchange rate) and equity consisting of approximately 2.3 million shares of the Company. The Company will also assume responsibility for the debt of the Erwin Hymer Group of approximately EUR 300 million ($350 million at current exchange rate).

The Erwin Hymer Group is headquartered in Bad Waldsee, Germany and is the largest RV manufacturer in Europe, by revenue. The transaction is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close near the end of calendar year 2018.

The Company plans to finance the acquisition primarily through debt financing. In connection with the planned acquisition, the Company has obtained financing commitments for a 5 year, $750 million asset-based credit facility and a 7 year, $2.3 billion term loan.

Fiscal 2018

Share Repurchase Program

On June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020.

Under the share repurchase plan, the Company is authorized to repurchase, from time-to-time, outstanding shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases will be determined by the Company’s management team based upon its evaluation of market conditions and other factors. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan. The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Joint Venture

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2connect, LLC (“TH2”). The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s investment in TH2 was funded entirely from cash on hand. In accordance with the operating agreement, TH2’s future capital needs, which are not expected to be material to the Company, will be funded proportionally by thl and the Company, and an additional $3,500 was contributed to TH2 by both Thor and thl in June 2018. The Company’s investment in TH2 is accounted for under the equity method of accounting, and the results of this joint venture are recorded on a one-month lag basis.

TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 will offer a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%. The rate reduction took effect on January 1, 2018. As the Company’s 2018 fiscal year ended on July 31, 2018, the Company’s federal blended corporate income tax rate for fiscal year 2018 is 26.9%, based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year to which the two different rates applied. As a result of other Tax Act changes, the Company’s income tax rate for fiscal year 2019 will be negatively impacted by the repeal of the domestic production activities (“Code Section 199”) deduction and limitations on the deductibility of executive compensation.

As a result of the reduction of the federal corporate income tax rate, the Company was required to perform a revaluation of its net deferred tax assets. Based on currently available information, the Company has performed an analysis of the impact of the Tax Act and has recorded a non-recurring, non-cash reduction of its net deferred tax assets due to the reduced federal income tax rate, and a corresponding charge to income tax expense, of approximately $34,000 for the year ended July 31, 2018. The Company also recorded a provisional amount of $2,000 of additional income tax expense in the fourth quarter of fiscal 2018 as a result of recent guidance related to limitations on the deductibility of executive compensation as provided under the Tax Act. The Company is still analyzing the impacts of the Tax Act which potentially could affect the measurement of the deferred tax balances.

The reduction in the statutory U.S. federal income tax rate is expected to positively impact the Company’s future U.S. after-tax earnings. For fiscal 2019, after considering the lower federal income tax rate of 21.0%, an estimated blended state income tax rate, the elimination of the Code Section 199 deduction and the limitations on the deductibility of executive compensation, the Company currently estimates an overall effective income tax rate between 23.0% and 25.0%, before consideration of any discrete tax items.

Fiscal 2016

Jayco Acquisition

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

Discontinued Operations

On July 31, 2013, the Company entered into a definitive Stock Purchase Agreement and sold our bus business to Allied Specialty Vehicles, Inc. The sale closed on October 20, 2013. Thor’s bus business included Champion Bus, Inc., General Coach America, Inc., Goshen Coach, Inc., El Dorado National (California), Inc., and El Dorado National (Kansas), Inc. As a result of the sale, the results of operations of the bus business are reported as loss from discontinued operations, net of income taxes on the Consolidated Statements of Income and Comprehensive Income for the fiscal year ended July 31, 2016.

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

We believe RV dealer inventory of Thor products is generally at appropriate levels for seasonal consumer demand, although slightly elevated in certain locations due to several factors. RV dealer inventory of Thor products as of July 31, 2018 increased 26.3% to approximately 138,500 units from approximately 109,700 units as of July 31, 2017, and we believe this increase is partially due to the July 31, 2017 dealer inventory total being low based on retail demand at that time. Thor’s total RV backlog as of July 31, 2018 decreased $930,742 or 39.9% to $1,401,057 from $2,331,799 as of July 31, 2017, with the decrease mainly attributable to our capacity expansions since the prior year allowing for increased production and therefore quicker delivery of units to dealers, the increase in existing dealer inventories noted above and a more typical seasonal order pattern compared to the elevated order levels from the prior year.

Industry Wholesale Statistics – Calendar YTD

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,
	2018	2017	Increase	Change
Towables – Units	238,502	223,644	14,858	6.6%
Motorized – Units	33,086	32,786	300	0.9%

Total	271,588	256,430	15,158	5.9%

According to the most recent RVIA forecast in August 2018, shipments for towable and motorized units for the 2018 calendar year will approximate 444,000 and 61,900 units, respectively, which are 0.5% higher and 1.2% lower, respectively, than the corresponding 2017 calendar year wholesale shipments. The combined total of 505,900 units is 0.3% higher than the total 2017 wholesale shipments of 504,599. Travel trailers and fifth wheels are expected to account for approximately 86% of all RV shipments in calendar year 2018. The outlook for calendar year 2018 growth in RV sales is based on the expectation of continued gains in jobs and disposable income. It also takes into account the impact of slowly rising interest rates, inflation and geopolitical risks.

RVIA has also forecasted that 2019 calendar year shipments for towables and motorized units will ease back to approximately 442,200 and 54,900 units, respectively, for a total of 497,100 units, a decline of 1.7% from the expected 2018 calendar year shipments. This decline is primarily related to motorized units. RVIA noted that the enduring preference of consumers for the RV lifestyle has not changed, which will support a long-term upward trend in RV sales.

Industry Retail Statistics – Calendar YTD

We believe that retail demand is the key to continued growth in the RV industry. We also believe that RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales once dealer inventory levels are adjusted to generally normalized levels, which we expect to happen by the end of calendar year 2018.

Key retail statistics for the RV industry, as reported by Statistical Surveys, Inc. for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,
	2018	2017	Increase	Change
Towables – Units	235,059	219,156	15,903	7.3%
Motorized – Units	32,093	30,842	1,251	4.1%

Total	267,152	249,998	17,154	6.9%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Calendar YTD

The Company’s wholesale RV shipments, for the six-month periods ended June 30, 2018 and 2017, to correspond to the industry periods denoted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,
	2018	2017	Increase	Change
Towables – Units	121,968	116,278	5,690	4.9%
Motorized – Units	13,200	13,484	(284)	(2.1)%

Total	135,168	129,762	5,406	4.2%

Company Retail Statistics – Calendar YTD

Retail shipments of the Company’s RV products, as reported by Statistical Surveys, Inc., were as follows for the six-month periods ended June 30, 2018 and 2017, to correspond to the industry periods denoted above:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,
	2018	2017	Increase	Change
Towables – Units	114,055	108,262	5,793	5.4%
Motorized – Units	12,825	12,224	601	4.9%

Total	126,880	120,486	6,394	5.3%

Note: Data reported by Statistical Surveys, Inc. is based on official state records. This information is subject to adjustment and is continuously updated.

Company Wholesale Statistics – Fiscal Year

For the fiscal years ended July 31, 2018 and 2017, the Company’s wholesale RV shipments were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Fiscal Year Ended July 31,
	2018	2017	Increase	Change
Towables – Units	240,865	213,562	27,303	12.8%
Motorized – Units	25,355	24,133	1,222	5.1%

Total	266,220	237,695	28,525	12.0%

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

A positive outlook for the RV segment is supported by continued demographic diversification. While consumers between the ages of 55 and 74 still account for the majority of RV retail sales, there is strong interest and growing retail momentum with the younger “generation X” and “millennials” segments. Not surprisingly, behavioral attributes confirm these groups as being more active, tech savvy, well researched, open to new ideas, and very family centric, specifically when it comes to cross generational family activities like RV’ing, camping and time spent outdoors.

Since 2014, Kampgrounds of America (KOA) has measured an increase of 6 million new camper households and in 2018 projects a 45% rise in frequency among all camping families; largely driven by millennials with 6 in 10 having tried a new camping destination in 2017. Younger consumers are also redefining cultural views on “vacation” and opting instead for 50 to 100 mile getaways within driving distance to home or school. Given the importance younger consumers and millennial households place on family, quality experiences, technology and time, we are well-positioned to provide the innovative product offerings which deliver the lifestyle experiences that complement millennial expectations.

In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse and global customer base through lifestyle, lifestage and data-driven marketing. We intend to expand upon our recent marketing initiatives that focused on diversity, women, families, millennials and the RV lifestyle across social, digital, web, acquisition, mobile and content marketing. In addition to providing best-in-class marketing and research assets to our dealers, we intend to provide consumers with technology tools and RV lifestyle resources through our joint venture, TH2.

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

We have not experienced any recent unusual cost increases or supply constraints from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. We believe that the current supply of chassis used in our motorized RV production is generally adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

FISCAL 2018 VS. FISCAL 2017

	Fiscal 2018		Fiscal 2017		Change Amount	% Change
NET SALES
Recreational vehicles
Towables	$6,008,700		$5,127,491		$881,209	17.2
Motorized	2,146,315		1,971,466		174,849	8.9

Total recreational vehicles	8,155,015		7,098,957		1,056,058	14.9
Other	305,947		253,557		52,390	20.7
Intercompany eliminations	(132,053)		(105,562)		(26,491)	(25.1)

Total	$8,328,909		$7,246,952		$1,081,957	14.9

# OF UNITS
Recreational vehicles
Towables	240,865		213,562		27,303	12.8
Motorized	25,355		24,133		1,222	5.1

Total	266,220		237,695		28,525	12.0

	Fiscal 2018	% of Segment Net Sales	Fiscal 2017	% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT
Recreational vehicles
Towables	$882,232	14.7	$783,752	15.3	$98,480	12.6
Motorized	234,108	10.9	215,324	10.9	18,784	8.7

Total recreational vehicles	1,116,340	13.7	999,076	14.1	117,264	11.7
Other	48,632	15.9	44,702	17.6	3,930	8.8
Intercompany eliminations	(306)	–	(195)	–	(111)	–

Total	$1,164,666	14.0	$1,043,583	14.4	$121,083	11.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Recreational vehicles
Towables	$304,554	5.1	$273,550	5.3	$31,004	11.3
Motorized	96,370	4.5	86,009	4.4	10,361	12.0

Total recreational vehicles	400,924	4.9	359,559	5.1	41,365	11.5
Other	10,047	3.3	8,935	3.5	1,112	12.4
Corporate	66,473	–	51,353	–	15,120	29.4

Total	$477,444	5.7	$419,847	5.8	$57,597	13.7

INCOME (LOSS) BEFORE INCOME TAXES
Recreational vehicles
Towables	$532,657	8.9	$458,915	9.0	$73,742	16.1
Motorized	134,785	6.3	125,323	6.4	9,462	7.6

Total recreational vehicles	667,442	8.2	584,238	8.2	83,204	14.2
Other	32,973	10.8	28,909	11.4	4,064	14.1
Intercompany eliminations	(306)	–	(195)	–	(111)	–
Corporate	(67,080)	–	(56,566)	–	(10,514)	(18.6)

Total	$633,029	7.6	$556,386	7.7	$76,643	13.8

ORDER BACKLOG	As of July 31, 2018		As of July 31, 2017		Change Amount	% Change
Recreational vehicles
Towables	$766,965		$1,416,240		$(649,275)	(45.8)
Motorized	634,092		915,559		(281,467)	(30.7)

Total	$1,401,057		$2,331,799		$(930,742)	(39.9)

CONSOLIDATED

Consolidated net sales for fiscal 2018 increased $1,081,957, or 14.9%, compared to fiscal 2017. Consolidated gross profit for fiscal 2018 increased $121,083, or 11.6%, compared to fiscal 2017. Consolidated gross profit was 14.0% of consolidated net sales for fiscal 2018 and 14.4% for fiscal 2017.

Consolidated selling, general and administrative expenses for fiscal 2018 increased $57,597, or 13.7%, compared to fiscal 2017. Amortization of intangible assets expense for fiscal 2018 decreased $8,807, or 13.8%, compared to fiscal 2017, primarily due to lower dealer network amortization as compared to the prior-year period. Consolidated income before income taxes for fiscal 2018 was $633,029, as compared to $556,386 for fiscal 2017, an increase of $76,643, or 13.8%. Consolidated income before income taxes was 7.6% of consolidated net sales for fiscal 2018 and 7.7% for fiscal 2017.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, amortization of intangible assets expense and income before income taxes are addressed in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $15,120 to $66,473 for fiscal 2018 compared to $51,353 for fiscal 2017. The increase is due in part to an increase in compensation costs, as incentive compensation increased $1,809 in correlation with the increase in income before income taxes compared to the prior year, and stock-based compensation increased $4,500. The stock-based compensation increase is due to increasing income before income taxes over the past three years, as most stock awards are based on that metric and vest ratably over a three-year period. Deferred compensation expense also increased $928, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. In addition, legal and professional fees, including costs related to sales and marketing initiatives as well as the joint venture and the strategic growth opportunity as discussed in Notes 8 and 18, respectively, to the Consolidated Financial Statements, increased $5,786.

Corporate interest and other income and expense was $607 of net expense for fiscal 2018 compared to $5,213 of net expense for fiscal 2017. This favorable change of $4,606 is primarily due to interest expense and fees on the revolving credit facility decreasing $4,512 compared to the prior-year period as a result of the lower average outstanding debt balance. Interest income also increased $1,264 in fiscal 2018 due primarily to increased rates of return on invested cash balances. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in an increase in income of $928 in the current-year period as compared to the prior-year period. These increases were partially offset by losses of $1,939 related to the Company’s equity investment made in fiscal 2018 as discussed in Note 8 to the Consolidated Financial Statements.

The overall annual effective tax rate for fiscal 2018 is 32.0% on $633,029 of income before income taxes, compared with 32.7% on $556,386 of income before income taxes for fiscal 2017. The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate has been reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of a blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. The benefit of the lower blended tax rate for fiscal 2018 was mostly offset by approximately $34,000 of additional income tax expense in fiscal 2018 resulting from the revaluation of the Company’s net deferred tax assets to reflect the impact of the lower tax rates in connection with the Tax Act.

SEGMENT REPORTING

Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2018 vs. Fiscal 2017

	Fiscal 2018	% of Segment Net Sales	Fiscal 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$3,646,581	60.7	$3,088,561	60.2	$558,020	18.1
Fifth Wheels	2,362,119	39.3	2,038,930	39.8	323,189	15.9

Total Towables	$6,008,700	100.0	$5,127,491	100.0	$881,209	17.2

	Fiscal 2018	% of Segment Net Sales	Fiscal 2017	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	186,710	77.5	166,140	77.8	20,570	12.4
Fifth Wheels	54,155	22.5	47,422	22.2	6,733	14.2

Total Towables	240,865	100.0	213,562	100.0	27,303	12.8

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
Towables
Travel Trailers and Other	5.7
Fifth Wheels	1.7
Total Towables	4.4

The increase in total towables net sales of 17.2% compared to the prior fiscal year resulted from a 12.8% increase in unit shipments and a 4.4% increase in the overall net price per unit due to the impact of changes in product mix and price. The “Other” units within the “Travel Trailers and Other” category consists primarily of truck and folding campers and other specialty vehicles. According to statistics published by RVIA, for the twelve months ended July 31, 2018, combined travel trailer and fifth wheel wholesale unit shipments for the industry increased 13.8% compared to the same period last year.

The increases in the net price per unit within the travel trailer and other product lines of 5.7% and the fifth wheel product lines of 1.7% were both primarily due to changes in product mix and selective net price increases since the prior fiscal year.

Cost of products sold increased $782,729 to $5,126,468, or 85.3% of towables net sales, for fiscal 2018 compared to $4,343,739, or 84.7% of towables net sales, for fiscal 2017. The changes in material, labor, freight-out and warranty costs comprised $735,323 of the $782,729 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales increased to 79.6% for fiscal 2018 compared to 78.9% for fiscal 2017. This increase in percentage was primarily the result of increases in the labor cost percentage, due to the continued competitive RV labor market, and the warranty cost percentage, which was partially due to offering extended coverage on certain structural components of certain products since the prior-year period.

Variable costs in manufacturing overhead increased $43,386 to $317,793, or 5.3% of towable net sales, for fiscal 2018 compared to $274,407, or 5.4% of towable net sales, for fiscal 2017 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $4,020 to $27,123 in fiscal 2018 from $23,103 in fiscal 2017 primarily due to the increase in manufacturing facilities and production lines.

Towables gross profit increased $98,480 to $882,232, or 14.7% of towables net sales, for fiscal 2018 compared to $783,752, or 15.3% of towables net sales, for fiscal 2017. The increase in gross profit is primarily due to the 12.8% increase in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $304,554, or 5.1% of towables net sales, for fiscal 2018 compared to $273,550, or 5.3% of towables net sales, for fiscal 2017. The primary reason for the $31,004 increase was increased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $22,885. Legal, professional and settlement costs increased $2,938, primarily due to product liability and legal settlement costs. In addition, sales-related travel, advertising and promotional costs also increased $3,963 in correlation with the sales increase. The overall selling, general and administrative expense as a percentage of towables net sales decreased by 0.2% due to the significant increase in towables net sales.

Towables income before income taxes was $532,657, or 8.9% of towables net sales, for fiscal 2018 compared to $458,915, or 9.0% of towables net sales, for fiscal 2017. The primary reasons for the slight decrease in percentage was the increase in the cost of products sold percentage noted above, which was partially offset by the decrease in the selling, general and administrative expense percentage to net sales noted above and the towables amortization cost percentage decrease of 0.3%.

Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2018 vs. Fiscal 2017

	Fiscal 2018	% of Segment Net Sales	Fiscal 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$1,000,881	46.6	$914,681	46.4	$86,200	9.4
Class C	1,047,376	48.8	968,899	49.1	78,477	8.1
Class B	98,058	4.6	87,886	4.5	10,172	11.6

Total Motorized	$2,146,315	100.0	$1,971,466	100.0	$174,849	8.9

	Fiscal 2018	% of Segment Net Sales	Fiscal 2017	% of Segment Net Sales	Change Amount	% Change
# OF UNITS:
Motorized
Class A	8,754	34.5	8,264	34.2	490	5.9
Class C	15,875	62.6	15,181	62.9	694	4.6
Class B	726	2.9	688	2.9	38	5.5

Total Motorized	25,355	100.0	24,133	100.0	1,222	5.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
Motorized
Class A	3.5
Class C	3.5
Class B	6.1
Total Motorized	3.8

The increase in total motorized net sales of 8.9% compared to the prior fiscal year resulted from a 5.1% increase in unit shipments and a 3.8% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the twelve months ended July 31, 2018, combined motorhome wholesale unit shipments for the industry increased 6.0% compared to the same period last year.

The increase in the net price per unit within both the Class A and Class C product lines of 3.5% is primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 6.1% is primarily due to the introduction of a new, higher-priced model since the prior-year period, and more option content per unit in the current fiscal year.

Cost of products sold increased $156,065 to $1,912,207, or 89.1% of motorized net sales, for fiscal 2018 compared to $1,756,142, or 89.1% of motorized net sales, for fiscal 2017. The changes in material, labor, freight-out and warranty costs comprised $150,762 of the $156,065 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 84.9% for fiscal 2018 and 84.8% for fiscal 2017. The primary reasons for this slight increase in percentage were increases in labor costs associated with increasing employment levels and the continued competitive RV labor market and an increase in the warranty cost percentage, but these increases were mostly offset by a reduction in the material cost percentage due to operating efficiencies attained in the past year, primarily at Jayco, and selective net price increases.

Variable costs in manufacturing overhead increased $2,644 to $80,073, or 3.7% of motorized net sales, for fiscal 2018 compared to $77,429, or 3.9% of motorized net sales, for fiscal 2017 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $2,659 to $9,466 in fiscal 2018 from $6,807 in fiscal 2017 primarily due to the increase in manufacturing facilities and production lines.

Motorized gross profit increased $18,784 to $234,108, or 10.9% of motorized net sales, for fiscal 2018 compared to $215,324, or 10.9% of motorized net sales, for fiscal 2017. The increase in gross profit was primarily due to the 5.1% increase in unit sales volume noted above.

Selling, general and administrative expenses were $96,370 or 4.5% of motorized net sales, for fiscal 2018 compared to $86,009, or 4.4% of motorized net sales, for fiscal 2017. The $10,361 increase was partially due to increased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $3,285. In addition, legal, professional and related settlement costs increased $5,393, primarily due to product liability and legal settlement costs. Sales related travel, advertising and promotional costs also increased $1,174 in connection with the sales increase.

Motorized income before income taxes was $134,785, or 6.3% of motorized net sales, for fiscal 2018 compared to $125,323, or 6.4% of motorized net sales, for fiscal 2017. The primary reason for this slight decrease in percentage was the impact of the increase in the selling, general and administrative expense percentage noted above.

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
ORDER BACKLOG
Recreational vehicles
Towables	$1,416,240		$735,085		$681,155	92.7
Motorized	915,559		461,762		453,797	98.3

Total	$2,331,799		$1,196,847		$1,134,952	94.8

CONSOLIDATED

Consolidated net sales for fiscal 2017 increased $2,664,840, or 58.2%, compared to fiscal 2016. Jayco accounted for $1,814,048 of the $2,664,840 increase and 39.6% of the 58.2% increase in consolidated net sales due to the inclusion of twelve months of Jayco’s operations in fiscal 2017 as compared to one month in fiscal 2016 from the date of acquisition. Consolidated gross profit for fiscal 2017 increased $317,258, or 43.7%, compared to fiscal 2016, with Jayco accounting for $212,050 of the $317,258 increase and 29.2% of the 43.7% increase. Consolidated gross profit was 14.4% of consolidated net sales for fiscal 2017 and 15.9% for fiscal 2016. The decrease in gross profit percentage is primarily due to the dilutive impact of both Jayco’s gross profit percentage of 11.5% and the overall market-driven changes in product mix toward generally smaller and lower-priced units, which typically have lower gross margins. In addition, there was a higher concentration of motorized net sales to consolidated net sales in fiscal 2017 as compared to fiscal 2016, and motorized products typically carry a lower gross margin as compared to towable products.

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

Corporate costs included in selling, general and administrative expenses increased $5,443 to $51,353 for fiscal 2017 compared to $45,910 for fiscal 2016. The increase is primarily due to an increase in compensation costs, as incentive compensation increased $2,973 in correlation with the increase in income from continuing operations before income taxes compared to the prior year, and stock-based compensation increased $3,113. The stock-based compensation increase is due to increasing income from continuing operations before income taxes over the past three years, as most stock awards vest ratably over a three-year period. Deferred compensation expense also increased $2,432, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. Costs related to sales and marketing initiatives also increased $1,366. These increases were partially offset by a decrease of $4,882 in legal and professional fees, primarily due to non-recurring professional fees incurred in fiscal 2016 related to the Jayco acquisition and the development of long-term strategic growth initiatives.

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

Motorized gross profit increased $70,411 to $215,324, or 10.9% of motorized net sales, in fiscal 2017 compared to $144,913, or 13.2% of motorized net sales in fiscal 2016. The $70,411 increase in gross profit was due primarily to the impact of the 74.7% increase in unit sales volume noted above, while the decrease in gross profit as a percentage of motorized net sales was due to the increase in the costs of products sold percentage noted above.

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

Financial Condition and Liquidity

As of July 31, 2018, we had cash and cash equivalents of $275,249 compared to $223,258 on July 31, 2017. The components of this $51,991 increase in fiscal 2018 are described in more detail below, but the increase is primarily due to the $466,508 of cash provided by operations being mostly offset by cash uses of $145,000 for principal payments on long-term debt, $138,197 for capital expenditures, $50,402 for an equity investment in a joint venture and $77,989 for cash dividends to our stockholders.

Working capital at July 31, 2018 was $542,344 compared to $399,121 at July 31, 2017 with the increase primarily due to increased inventory levels from additional production lines and increased cash. Capital expenditures of $138,197 for the fiscal year ended July 31, 2018 were made primarily to purchase land, to expand our RV production facilities and to replace machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future. We have historically relied on internally generated cash flows from operations to finance substantially all our growth, however, we obtained a revolving asset-based credit facility to partially fund the fiscal 2016 acquisition of Jayco as discussed in Notes 2 and 12 to the Consolidated Financial Statements.

Our main priorities for the use of current and future available cash generated from operations include funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, reducing indebtedness incurred in connection with the acquisition of the Erwin Hymer Group as discussed in Note 18 to the Consolidated Financial Statements and repurchasing shares under the share repurchase program as discussed in Note 17 to the Consolidated Financial Statements. Strategic share repurchases or special dividends as determined by the Company’s Board will also continue to be considered.

In regard to growing our business, we anticipate capital expenditures in fiscal 2019 of approximately $130,000, primarily for the continued expansion of our facilities, including the previously announced expansions at our Airstream and Jayco subsidiaries, and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

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

Operating Activities

Net cash provided by operating activities for fiscal 2018 was $466,508 as compared to net cash provided by operating activities of $419,333 for fiscal 2017 and cash provided of $341,209 for fiscal 2016. For fiscal 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax expense and stock-based compensation) resulted in $555,019 of operating cash. Changes in working capital used $88,511 of operating cash during fiscal 2018, primarily due to an increase in inventory in correlation with the increases in sales and production capacity and a decrease in accounts payable, primarily resulting from the timing of inventory purchases and the related payments. These cash uses were partially offset by an increase in accrued liabilities primarily due to the timing of payments.

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

Investing Activities

Net cash used in investing activities for fiscal 2018 was $183,493, primarily due to capital expenditures of $138,197 and $50,402 for an equity investment in TH2, our joint venture, partially offset by proceeds from the dispositions of property, plant and equipment of $3,835. The capital expenditures total of $138,197 included approximately $97,900 for land and production building additions and improvements, with the remainder primarily to replace machinery and equipment used in the ordinary course of business.

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

Financing Activities

Net cash used in financing activities of $231,024 for fiscal 2018 was primarily due to $145,000 in principal payments on the revolving credit facility, as more fully described in Note 12 to the Consolidated Financial Statements in this report, and cash dividend payments of $77,989, which included a regular quarterly $0.37 per share dividend for each of the four quarters of fiscal 2018.

Net cash used in financing activities of $289,322 for fiscal 2017 was primarily due to $215,000 in principal payments on the revolving credit facility, as more fully described in Note 12 to the Consolidated Financial Statements in this report, and cash dividend payments of $69,409, which included a regular quarterly $0.33 per share dividend for each of the four quarters of fiscal 2017.

Net cash provided by financing activities of $286,688 for fiscal 2016 was primarily from $360,000 in borrowings from our asset-based revolving credit facility, as more fully described in Note 12 to the Consolidated Financial Statements in this report. Those borrowings were partially offset by cash dividend payments of $62,970, which included a regular quarterly $0.30 per share dividend for each of the four quarters of fiscal 2016, and $7,850 paid for debt issuance costs, as more fully described in Note 12 to the Consolidated Financial Statements in this report.

The Company increased its previous regular quarterly dividend of $0.30 per share to $0.33 per share in October 2016 and then to $0.37 per share in October 2017.

Critical Accounting Policies

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

Should a triggering event be deemed to occur, and for each of the annual goodwill impairment assessments, management is required to estimate the expected net cash flows to be realized over the life of the asset and/or the asset’s fair value. Fair values are generally determined by a discounted cash flow model. These estimates are also subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engaged an independent valuation firm to assist in certain of its impairment assessments.

See Note 7 to the Consolidated Financial Statements for discussion regarding our goodwill impairment assessments.

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

Products are not sold on consignment, dealers do not have the right to return products and dealers are responsible for interest costs to floor plan lenders.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2018 are summarized in the following charts. Unrecognized income tax benefits in the amount of $12,446 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off balance sheet commitments:

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	After 5 Years
Capital leases (1)	$9,094	$977	$1,967	$2,052	$4,098
Operating leases (1)	13,884	2,301	2,803	2,057	6,723
Purchase obligations (2)	69,566	69,566	–	–	–

Total contractual cash obligations	$92,544	$72,844	$4,770	$4,109	$10,821

(1)	See Note 15 to the Consolidated Financial Statements for additional information.

(2)

Represent commitments to purchase specified quantities of raw materials at market prices in our other non-reportable segment. The dollar values above have been estimated based on July 31, 2018 market prices.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$2,748,465	$1,571,969	$1,176,496	$–	$–

(1)

The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2018 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or London Interbank Offered Rate (LIBOR) of a selected time period, plus an applicable margin. If interest rates increased by 0.25%, our results of operations and cash flows for fiscal 2018 would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2018	October 31	January 31	April 30	July 31
Net sales	$2,231,668	$1,971,560	$2,251,570	$1,874,111
Gross profit	333,185	270,328	316,745	244,408
Net income	128,406	79,752	133,788	88,205

Earnings per common share: (1)
Basic	$2.44	$1.51	$2.54	$1.67
Diluted	$2.43	$1.51	$2.53	$1.67

Dividends paid per common share	$0.37	$0.37	$0.37	$0.37

Market prices per common share
High	$136.37	$161.48	$138.64	$111.39
Low	$101.00	$127.29	$98.03	$87.62

	Quarter Ended
Fiscal 2017	October 31	January 31	April 30	July 31
Net sales	$1,708,531	$1,588,525	$2,015,224	$1,934,672
Gross profit	236,752	211,702	293,841	301,288
Net income	78,745	64,782	111,263	119,464

Earnings per common share: (1)
Basic	$1.50	$1.23	$2.12	$2.27
Diluted	$1.49	$1.23	$2.11	$2.26

Dividends paid per common share (2)	$–	$0.66	$0.33	$0.33

Market prices per common share
High	$87.08	$108.45	$115.74	$109.91
Low	$74.75	$74.00	$88.87	$87.96

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

Part B – Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2018 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Thor Industries, Inc.

Elkhart, Indiana

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2018, of the Company and our report dated September 19, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 20, 2018

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2018 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”) and the Thor Industries, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	328,431	(1)	$–	(2)	2,880,837	(3)
Equity compensation plans not approved by security holders	–		–		–

Total	328,431		$–		2,880,837

(1)	Represents shares underlying restricted stock units granted pursuant to the 2016 Plan and the 2010 Plan.

(2)	The restricted stock units of 328,431 in column (a) do not have an exercise price.

(3)	Represents shares remaining available for future issuance pursuant to the 2016 Plan and the 2010 Plan.

The other information required in response to this Item is contained under the captions OWNERSHIP OF COMMON STOCK and SUMMARY OF EQUITY COMPENSATION PLANS in the Company’s definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(a)  (2) Financial Statement Schedules

All financial statement schedules have been omitted since the required information is either not applicable, not material or is included in the consolidated financial statements and notes thereto included in this Form 10-K.

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

10.9	Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Additional Proxy Soliciting Materials on Schedule 14A filed on November 28, 2016)
10.10

Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 20, 2017)

10.11

Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated March 20, 2017)

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 20, 2018*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 20, 2018 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 20, 2018 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Peter B. Orthwein	(Signed)	/s/ James L. Ziemer
	Peter B. Orthwein		James L. Ziemer
	Executive Chairman of the Board		Director

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Jan H. Suwinski
	Andrew E. Graves		Jan H. Suwinski
	Director		Director

(Signed)	/s/ J. Allen Kosowsky	(Signed)	/s/ Christopher J. Klein
	J. Allen Kosowsky		Christopher J. Klein
	Director		Director

(Signed)	/s/ Wilson R. Jones
Wilson R. Jones
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Thor Industries, Inc.

Elkhart, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 19, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 20, 2018

We have served as the Company’s auditor since 1981.

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2018 and 2017

(amounts in thousands except share and per share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$275,249	$223,258
Accounts receivable, trade, net	467,488	453,754
Accounts receivable, other, net	19,747	31,090
Inventories, net	537,909	460,488
Prepaid expenses and other	11,281	11,577

Total current assets	1,311,674	1,180,167

Property, plant and equipment, net	522,054	425,238

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	388,348	443,466
Deferred income taxes, net	78,444	92,969
Equity investment in joint venture	48,463	–
Other	51,989	38,398

Total other assets	944,937	952,526

Total Assets	$2,778,665	$2,557,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$286,974	$328,601
Accrued liabilities:
Compensation and related items	97,122	100,114
Product warranties	264,928	216,781
Income and other taxes	19,345	51,211
Promotions and rebates	59,133	46,459
Product, property and related liabilities	17,815	16,521
Other	24,013	21,359

Total current liabilities	769,330	781,046

Long-term debt	–	145,000
Unrecognized tax benefits	12,446	10,263
Other liabilities	59,148	45,082

Total long-term liabilities	71,594	200,345

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 a share; authorized, 250,000,000 shares; issued 62,765,824 shares in 2018 and 62,597,110 shares in 2017	6,277	6,260
Additional paid-in capital	252,204	235,525
Retained earnings	2,022,988	1,670,826
Less treasury shares of 10,070,459 in 2018 and 10,011,069 in 2017, at cost	(343,728)	(336,071)

Total stockholders’ equity	1,937,741	1,576,540

Total Liabilities and Stockholders’ Equity	$2,778,665	$2,557,931

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2018, 2017 and 2016

(amounts in thousands, except per share data)

	2018	2017	2016
Net sales	$8,328,909	$7,246,952	$4,582,112
Cost of products sold	7,164,243	6,203,369	3,855,787

Gross profit	1,164,666	1,043,583	726,325
Selling, general and administrative expenses	477,444	419,847	306,269
Impairment charges	–	–	9,113
Amortization of intangible assets	55,118	63,925	27,962
Interest income	2,148	923	743
Interest expense	5,187	9,730	1,592
Other income, net	3,964	5,382	1,181

Income from continuing operations before income taxes	633,029	556,386	383,313
Income taxes	202,878	182,132	125,291

Net income from continuing operations	430,151	374,254	258,022
Loss from discontinued operations, net of income taxes	–	–	(1,503)

Net income and comprehensive income	$430,151	$374,254	$256,519

Earnings per common share from continuing operations:
Basic	$8.17	$7.12	$4.92
Diluted	$8.14	$7.09	$4.91

Loss per common share from discontinued operations:
Basic	$–	$–	$(0.03)
Diluted	$–	$–	$(0.03)

Earnings per common share:
Basic	$8.17	$7.12	$4.89
Diluted	$8.14	$7.09	$4.88

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2018, 2017 and 2016

(amounts in thousands, except share and per share data)

	Treasury Stock		Common Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings
Balance at July 31, 2015	9,911,474	$(329,015)	62,306,037	$6,231	$215,539	$1,172,432

Net income	–	–	–	–	–	256,519
Restricted stock unit activity	45,706	(2,484)	133,758	13	(430)	–
Cash dividends – $1.20 per common share	–	–	–	–	–	(62,970)
Stock compensation expense	–	–	–	–	9,387	–

Balance at July 31, 2016	9,957,180	$(331,499)	62,439,795	$6,244	$224,496	$1,365,981

Net income	–	–	–	–	–	374,254
Restricted stock unit activity	53,889	(4,572)	157,315	16	(1,471)	–
Cash dividends – $1.32 per common share	–	–	–	–	–	(69,409)
Stock compensation expense	–	–	–	–	12,500	–

Balance at July 31, 2017	10,011,069	$(336,071)	62,597,110	$6,260	$235,525	$1,670,826

Net income	–	–	–	–	–	430,151
Restricted stock unit activity	59,390	(7,657)	168,714	17	(321)	–
Cash dividends – $1.48 per common share	–	–	–	–	–	(77,989)
Stock compensation expense	–	–	–	–	17,000	–

Balance at July 31, 2018	10,070,459	$(343,728)	62,765,824	$6,277	$252,204	$2,022,988

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended July 31, 2018, 2017 and 2016

(amounts in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$430,151	$374,254	$256,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,105	34,333	24,613
Amortization of intangibles	55,118	63,925	27,962
Amortization of debt issuance costs	1,570	1,570	131
Impairment charges	–	–	9,113
Deferred income tax provision (benefit)	14,525	(39,552)	(14,116)
Gain on disposition of property, plant & equipment	(1,450)	(2,231)	(35)
Stock-based compensation	17,000	12,500	9,387
Excess tax benefits from stock-based awards	–	–	(320)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	(2,391)	(92,305)	(15,773)
Inventories	(77,421)	(56,619)	(15,582)
Prepaid expenses and other assets	(14,197)	(13,888)	719
Accounts payable	(40,736)	67,138	28,625
Accrued liabilities	29,575	63,075	26,016
Long-term liabilities and other	16,659	7,133	3,950

Net cash provided by operating activities	466,508	419,333	341,209

Cash flows from investing activities:
Purchases of property, plant & equipment	(138,197)	(115,027)	(51,976)
Proceeds from dispositions of property, plant & equipment	3,835	4,682	347
Proceeds from notes receivable	–	–	8,367
Equity investment in joint venture	(50,402)	–	–
Acquisitions, net of cash acquired	–	(5,039)	(557,651)
Other	1,271	(1,271)	(560)

Net cash used in investing activities	(183,493)	(116,655)	(601,473)

Cash flows from financing activities:
Borrowings on revolving credit facility	–	–	360,000
Principal payments on revolving credit facility	(145,000)	(215,000)	–
Payments of debt issuance costs	–	–	(7,850)
Cash dividends paid	(77,989)	(69,409)	(62,970)
Payments related to vesting of stock-based awards	(7,657)	(4,572)	(2,484)
Excess tax benefits from stock-based awards	–	–	320
Principal payments on capital lease obligations	(378)	(341)	(328)

Net cash provided by (used in) financing activities	(231,024)	(289,322)	286,688

Net increase in cash and cash equivalents	51,991	13,356	26,424
Cash and cash equivalents, beginning of year	223,258	209,902	183,478

Cash and cash equivalents, end of year	$275,249	$223,258	$209,902

Supplemental cash flow information:
Income taxes paid	$218,841	$198,619	$128,409
Interest paid	$3,901	$8,558	$672

Non-cash transactions:
Capital expenditures in accounts payable	$5,375	$6,266	$3,538

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2018, 2017 and 2016

(All dollar amounts presented in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Thor Industries, Inc. was founded in 1980 and, through its subsidiaries, primarily manufactures a wide range of recreational vehicles at various manufacturing facilities primarily in Indiana and Ohio, with additional facilities in Oregon and Idaho. These products are sold to independent dealers primarily throughout the United States and Canada. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

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

Principles of Consolidation – The accompanying Consolidated Financial Statements include the accounts of Thor Industries, Inc. and its subsidiaries. The Company consolidates all majority-owned subsidiaries, and all intercompany balances and transactions are eliminated upon consolidation.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2018 and 2017, cash and cash equivalents of $254,701 and $211,408, respectively, were held by one financial institution.

Fair Value of Financial Instruments – The carrying amount of cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value because of the relatively short maturity of these financial instruments. The carrying value of the Company’s long-term debt approximates fair value as the entire balance is subject to variable market interest rates that the Company believes approximate market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820 and discussed in Note 10 to the Consolidated Financial Statements.

Inventories – Certain inventories are stated at the lower of cost or net realizable value, determined on the last-in, first-out (“LIFO”) basis with the remainder being valued on a first-in, first-out (“FIFO”) basis. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements – 10 to 39 years

Machinery and equipment – 3 to 10 years

Depreciation expense is recorded in cost of products sold except for $5,035, $5,710 and $3,812 in fiscal 2018, 2017 and 2016, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

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

Allowance for Doubtful Accounts – The allowance for doubtful accounts represents management’s estimate of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account information. The allowance for doubtful accounts activity during fiscal 2018, 2017 and 2016, and the balances at July 31, 2018 and July 31, 2017, were not material.

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

Dealer Volume Rebates, Sales Incentives and Advertising Costs – Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the later of the time products are sold or the date the rebate or incentive is offered. Advertising costs, which consist primarily of tradeshows, are expensed as incurred, and were $26,874, $24,997 and $14,472 in fiscal 2018, 2017 and 2016, respectively.

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

Stock-Based Compensation – The Company records compensation expense based on the fair value of stock-based awards, primarily restricted stock units, on a straight-line basis over the requisite service period, which is generally three years. Stock-based compensation expense is recorded net of estimated forfeitures, which is based on historical forfeiture rates over the vesting period of employee awards.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of restricted stock units and unvested restricted stock as follows:

	2018	2017	2016
Weighted-average shares outstanding for basic earnings per share	52,674,161	52,562,723	52,458,789
Unvested restricted stock and restricted stock units	179,199	195,719	131,727

Weighted-average shares outstanding assuming dilution	52,853,360	52,758,442	52,590,516

The Company excludes restricted stock units and unvested restricted stock that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution, but had none at July 31, 2018, 2017 or 2016.

Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. This ASU is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” with further clarifications and improvements included in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” each issued in July 2018, all of which provides guidance on the recognition, measurement, presentation, and disclosure of leases. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. This ASU is effective for the Company in its fiscal year 2020 beginning on August 1, 2019. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU will supersede most current revenue recognition guidance. Under this ASU, entities are required to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations in the contract and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. This ASU will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. ASU No. 2014-09 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. This ASU is effective for the Company in its fiscal year 2019 beginning on August 1, 2018. In applying this ASU, entities have the option of using either a full retrospective transition or a modified retrospective approach with the cumulative effect recognized as of the date of adoption. The Company will adopt this ASU on August 1, 2018 using the modified retrospective approach. As a result of the adoption, the Company expects an immaterial net, after-tax cumulative effect adjustment to reduce Retained Earnings as of August 1, 2018. This adjustment is a result of a change in the accounting for certain sales incentives, which are currently recorded as a reduction of revenue at the later of the time products are sold or the date the incentive is offered. Under this ASU, these incentives will need to be estimated and recorded at the time of sale, which is primarily upon shipment to customers. The Company is in the process of evaluating the impact upon adoption of this ASU to internal controls, business processes and financial statement disclosures, none of which are expected to be material.

2.  ACQUISITIONS

Jayco, Inc.

On June 30, 2016, the Company closed on a Stock Purchase Agreement (“Jayco SPA”) for the acquisition of all the issued and outstanding capital stock of towable and motorized recreational vehicle manufacturer Jayco, Corp. (“Jayco”) for initial cash consideration of $576,060, subject to adjustment. This acquisition was funded from the Company’s cash on hand and $360,000 from an asset-based revolving credit facility as more fully described in Note 12 to the Consolidated Financial Statements. The final purchase price adjustment of $5,039, included in accounts payable as of July 31, 2016, was based on the final determination of net assets as of the June 30, 2016 closing date and was paid during the first quarter of fiscal 2017. Jayco operates in the same manner as the Company’s other recreational vehicle subsidiaries, and its towables operations are aggregated within the Company’s towable recreational vehicle reportable segment and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment. The Company purchased Jayco to complement its existing towable and motorized RV product offerings and dealer base.

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

3.  DISCONTINUED OPERATIONS

On July 31, 2013, the Company entered into a Stock Purchase Agreement and sold its bus business to Allied Specialty Vehicles, Inc. The sale closed on October 20, 2013. The Company’s bus business, which manufactured and sold transit and shuttle buses, included the operations of Champion Bus Inc., General Coach America, Inc., Goshen Coach, Inc., ElDorado National (California), Inc. and ElDorado National (Kansas), Inc. This divestiture allowed the Company to focus on the strategic development and growth of its core recreational vehicle business.

The results of operations for the bus business have been reported as loss from discontinued operations, net of income taxes, in the Consolidated Statements of Income and Comprehensive Income for fiscal 2016.

4.  BUSINESS SEGMENTS

The Company has two reportable segments: (1) towable recreational vehicles and (2) motorized recreational vehicles. The towables recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, CRV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), and KZ (including Venture RV). The motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach.

The operations of the Company’s Postle subsidiary are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towables and motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of extrusion components to third party customers.

All manufacturing is conducted in the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents and deferred income tax assets.

F-10

	2018	2017	2016
Net sales:
Recreational vehicles
Towables	$6,008,700	$5,127,491	$3,338,659
Motorized	2,146,315	1,971,466	1,094,250

Total recreational vehicles	8,155,015	7,098,957	4,432,909
Other	305,947	253,557	218,673
Intercompany eliminations	(132,053)	(105,562)	(69,470)

Total	$8,328,909	$7,246,952	$4,582,112

Income (loss) from continuing operations before income taxes:
Recreational vehicles
Towables	$532,657	$458,915	$321,874
Motorized	134,785	125,323	88,523

Total recreational vehicles	667,442	584,238	410,397
Other	32,973	28,909	18,547
Intercompany eliminations	(306)	(195)	(23)
Corporate	(67,080)	(56,566)	(45,608)

Total	$633,029	$556,386	$383,313

Total assets:
Recreational vehicles
Towables	$1,654,361	$1,535,029	$1,425,168
Motorized	492,830	500,761	476,973

Total recreational vehicles	2,147,191	2,035,790	1,902,141
Other, net	167,965	156,996	156,822
Corporate	463,509	365,145	266,501

Total	$2,778,665	$2,557,931	$2,325,464

Depreciation and amortization expense:
Recreational vehicles
Towables	$68,964	$75,568	$36,054
Motorized	11,800	9,393	2,994

Total recreational vehicles	80,764	84,961	39,048
Other	10,861	11,967	12,352
Corporate	1,598	1,330	1,175

Total	$93,223	$98,258	$52,575

Capital acquisitions:
Recreational vehicles
Towables	$85,304	$72,801	$37,489
Motorized	34,660	41,677	11,191

Total recreational vehicles	119,964	114,478	48,680
Other	8,440	1,157	2,799
Corporate	8,902	2,120	2,495

Total	$137,306	$117,755	$53,974

Export sales, predominantly to Canada, were $788,894, $628,176 and $368,426 in fiscal 2018, 2017 and 2016, respectively, and accounted for 9.5%, 8.7% and 8.0% of the Company’s consolidated net sales for those respective years.

5.  INVENTORIES

Major classifications of inventories are:

	July 31,
	2018	2017
Finished products – RV	$44,998	$24,904
Finished products – Other	35,320	27,862
Work in process	124,703	117,319
Raw materials	258,429	214,518
Chassis	116,308	109,555

Subtotal	579,758	494,158
Excess of FIFO costs over LIFO costs	(41,849)	(33,670)

Total inventories	$537,909	$460,488

Of the $579,758 and $494,158 of inventory at July 31, 2018 and 2017, $305,990 and $284,897, respectively, was valued on the last-in, first-out (LIFO) basis, and $273,768 and $209,261, respectively, was valued on the first-in, first-out (FIFO) method.

The Company’s reserves for inventory obsolescence were $5,273 at July 31, 2018 and $5,240 at July 31, 2017.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	July 31,
	2018	2017
Land	$57,413	$48,812
Buildings and improvements	468,824	380,139
Machinery and equipment	197,294	161,724

Total cost	723,531	590,675
Less accumulated depreciation	(201,477)	(165,437)

Net property, plant and equipment	$522,054	$425,238

Property, plant and equipment at both July 31, 2018 and July 31, 2017 includes buildings and improvements acquired under capital leases of $6,527, and includes related amortization included in accumulated depreciation of $1,768 and $1,224, respectively.

7.   INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2018		July 31, 2017
	Weighted-Average Remaining Life in Years at July 31, 2018	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	16	$404,960	$147,077	$404,960	$101,795
Trademarks	17	146,117	24,364	147,617	17,570
Design technology and other intangibles	7	18,200	9,555	19,300	9,203
Non-compete agreements	1	450	383	450	293

Total amortizable intangible assets		$569,727	$181,379	$572,327	$128,861

The dealer networks and customer relationships are being amortized on an accelerated basis. Trademarks, design technology and other intangibles and non-compete agreements are amortized on a straight-line basis.

Estimated amortization expense for future years is as follows:

For the fiscal year ending July 31, 2019	$50,043
For the fiscal year ending July 31, 2020	46,194
For the fiscal year ending July 31, 2021	42,860
For the fiscal year ending July 31, 2022	37,753
For the fiscal year ending July 31, 2023	30,291
For the fiscal year ending July 31, 2024 and thereafter	181,207

$388,348

During the second quarter of fiscal 2016, the Company determined that sufficient evidence existed to warrant an interim goodwill impairment analysis for one of its reporting units. As a result of this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $9,113 in the second quarter of fiscal 2016 related to this reporting unit within the towables reportable segment. For the purpose of this goodwill test, the fair value of the reporting unit was determined by employing a discounted cash flow model, which utilized Level 3 inputs as defined by ASC 820 and discussed in Note 10 to the Consolidated Financial Statements. The $9,113 charge represents the full impairment of the goodwill related to this reporting unit.

The Company’s reporting units are generally the same as its operating segments, which are identified in Note 4 to the Consolidated Financial Statements. Fair values are determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates, and therefore largely represent Level 3 inputs as defined by ASC 820 and discussed in Note 10 to the Consolidated Financial Statements. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

The Company completed its annual impairment review as of May 31, 2018, and no impairment was identified.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2018 and 2017 are summarized as follows:

	Towables	Motorized	Other	Total
Net balance as of July 31, 2016	$334,822	$–	$42,871	$377,693

Fiscal year 2017 activity:
No activity	–	–	–	–
Net balance as of July 31, 2017	$334,822	$–	$42,871	$377,693

Fiscal year 2018 activity:
No activity	–	–	–	–

Net balance as of July 31, 2018	$334,822	$–	$42,871	$377,693

The components of the net balance as of July 31, 2018 are summarized as follows:

	Towables	Motorized	Other	Total
Goodwill	$343,935	$17,252	$42,871	$404,058
Accumulated impairment charges	(9,113)	(17,252)	–	(26,365)

Net balance as of July 31, 2018	$334,822	$–	$42,871	$377,693

8.  EQUITY INVESTMENT

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2connect, LLC (“TH2”). The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s investment in TH2 was funded entirely from cash on hand. In accordance with the operating agreement, TH2’s future capital needs, which are not expected to be material to the Company, will be funded proportionally by thl and the Company, and an additional $3,500 was contributed to TH2 by both Thor and thl in June 2018.

The Company’s investment in TH2 is accounted for under the equity method of accounting. The Company’s share of the losses of this investment, which are included in Other income (expense), net in the Consolidated Statements of Income and Comprehensive Income, was $1,939 in fiscal 2018. The results of this joint venture are recorded on a one-month lag basis, and the fiscal 2018 total reflects the results of operations for the four months ended June 30, 2018 since the formation of the joint venture.

TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 will offer a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

9.  CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for 20% of the Company’s consolidated net sales in fiscal 2018, fiscal 2017 and fiscal 2016. This dealer also accounted for 26% of the Company’s consolidated trade accounts receivable at July 31, 2018 and 30% at July 31, 2017. The loss of this dealer could have a significant effect on the Company’s business and the results of its operations.

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

The financial assets that were accounted for at fair value on a recurring basis at July 31, 2018 and July 31, 2017, all using Level 1 inputs, are as follows:

	July 31, 2018	July 31, 2017
Cash equivalents	$230,319	$176,663
Deferred compensation plan assets	$43,316	$28,095

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

11.  PRODUCT WARRANTY

The Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Management believes that the warranty liabilities are appropriate. However, actual claims incurred could differ from estimates, requiring adjustments to the liabilities. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

Changes in our product warranty liabilities are as follows:

	2018	2017	2016
Beginning balance	$216,781	$201,840	$108,206
Provision	259,845	195,799	114,119
Payments	(211,698)	(180,858)	(110,092)
Acquisitions	–	–	89,607

Ending balance	$264,928	$216,781	$201,840

12.  LONG-TERM DEBT

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. The agreement provides for a $500,000 asset-based revolving credit facility and a $100,000 expansion option, subject to certain conditions. There were no borrowings outstanding on this facility at July 31, 2018 and $145,000 of borrowings outstanding at July 31, 2017. Borrowings are subject to a variable pricing structure which can result in increases or decreases to the interest rate. Under the terms of the credit agreement, the Company can elect to borrow funds under two different structures. The first option is a variable interest rate based upon the prime rate plus a pricing spread (“Base Rate”). The second option is a variable interest rate based upon the London Interbank Offered Rate plus a pricing spread (“LIBOR Rate”). Depending on the Company’s borrowing availability as a percentage of the revolving credit commitment, pricing spreads can range from 1.25% to 1.75% in the case of loans bearing interest at the LIBOR Rate, and from 0.25% to 0.75% for loans bearing interest at the Base Rate.

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

Borrowing availability under the credit agreement is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to specified assets of the Company. The credit agreement has no financial covenant restrictions for borrowings as long as the Company has adjusted excess availability under the facility that exceeds 10% of the lesser of the line commitment or the borrowing base total, with a floor of $40,000. As of July 31, 2018, the available and unused credit line under the revolver was $495,657, and the Company was in compliance with the financial covenant in the credit agreement.

In fiscal 2018, total LIBOR Rate and Base Rate interest expense on the facility was $1,939 and the weighted-average interest rate on borrowings from the facility was 2.82%. In fiscal 2017, total LIBOR Rate and Base Rate interest expense on the facility was $7,002 and the weighted-average interest rate on borrowings from the facility was 2.34%. The Company incurred fees to secure the facility of $7,850 in fiscal 2016, and those fees are being amortized ratably over the five-year term of the agreement, or a shorter period if the credit agreement period is shortened for any reason. The Company recorded charges related to the amortization of these fees, which are reflected in interest expense, of $1,570 in both fiscal 2018 and fiscal 2017 and $131 in fiscal 2016. The unamortized balances of these facility fees were $4,579 at July 31, 2018 and $6,149 at July 31, 2017 and are included in Other long-term assets in the Consolidated Balance Sheets.

The carrying value of the Company’s long-term debt at July 31, 2017 approximated fair value as the entire balance was subject to variable market interest rates that the Company believed were market rates for a similarly situated Company. The fair value of debt is largely estimated using level 2 inputs as defined by ASC 820 and discussed in Note 10 to the Consolidated Financial Statements.

13.  INCOME TAXES

The components of the provision (benefit) for income taxes from continuing operations are as follows:

	July 31,
Income Taxes:	2018	2017	2016
Federal	$166,402	$200,370	$126,846
State and local	21,025	20,941	12,716

Total current expense	187,427	221,311	139,562

Federal	17,820	(37,033)	(13,079)
State and local	(2,369)	(2,146)	(1,192)

Total deferred expense (benefit)	15,451	(39,179)	(14,271)

Total income tax expense	$202,878	$182,132	$125,291

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate has been reduced from 35.0% to 21.0% starting January 1, 2018, which results in the use of a blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. Other significant changes to corporate taxation most relevant to the Company include accelerated expensing for certain business assets, the repeal of the domestic production deduction, additional limitations on the deductibility of interest expense and expanded limitations on the deductibility of executive compensation.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under ASC 740 is incomplete. The rules allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Accordingly, as of July 31, 2018 we have not completed our accounting for the tax effects of the Tax Act. For the fiscal year ended July 31, 2018, the Company has recorded a provisional amount of $34,000 of additional deferred income tax expense related to the re-measurement of our net deferred tax assets using its best estimates based on reasonable and supportable assumptions and information as of the reporting date. The Company recorded a provisional amount of $2,000 in the fourth quarter of fiscal 2018 of additional income tax expense as a result of recent guidance from the Internal Revenue Service related to limitations on the deductibility of executive compensation as provided under the Tax Act. The Company is still analyzing the impacts of the Tax Act which could potentially affect the measurement of the deferred tax balances.

While the effective date of most of the provisions of the Tax Act do not apply until fiscal 2019, the Company will continue its assessment of the impact of the Tax Act on the business throughout the one year measurement period as provided by SAB 118. The amounts recorded as of July 31, 2018 are subject to adjustment as further guidance becomes available, additional facts become known or estimation approaches are refined.

The differences between income taxes at the federal statutory rate and the actual income taxes are as follows:

	July 31,
	2018	2017	2016
Provision at federal statutory rate	$170,095	$194,735	$134,160
State and local income taxes, net of federal benefit	14,255	11,021	6,599
Federal income tax credits and incentives	(3,518)	(3,228)	(4,194)
Domestic production activities deduction	(16,175)	(19,527)	(12,609)
Change in uncertain tax positions	396	375	611
Effect of U.S. federal tax reform	38,620	–	–
Other	(795)	(1,244)	724

Total income tax expense	$202,878	$182,132	$125,291

Under Internal Revenue Code Section 15(a), companies are required to calculate their federal statutory tax rate by using a blended rate based on the date of enactment of the Tax Act. The federal blended rate for the Company is 26.9% for fiscal 2018.

A summary of deferred income taxes is as follows:

	July 31,
	2018	2017
Deferred income tax asset (liability):
Inventory basis	$922	$1,460
Employee benefits	3,427	6,471
Self-Insurance Reserves	6,368	9,940
Accrued product warranties	62,332	73,393
Accrued incentives	5,235	6,175
Sales returns and allowances	1,741	2,340
Accrued expenses	1,905	3,399
Property, plant and equipment	(9,060)	(8,151)
Deferred compensation	12,864	14,556
Intangibles	(9,151)	(17,184)
Unrecognized tax benefits	2,581	3,925
Other	(720)	(3,355)

Deferred income tax asset, net	$78,444	$92,969

As of July 31, 2018, the Company has $996 of state tax credit carry forwards that expire from fiscal 2027-2028 of which the Company expects to realize prior to expiration. In addition, the Company has $9,141 of gross state tax Net Operating Loss (“NOL”) carry forwards that expire from fiscal 2019-2038 that the Company does not expect to realize and therefore has been fully reserved. The deferred tax asset of $525 associated with the state tax NOL carry forwards and the related equal and offsetting valuation allowance are not reflected in the table above.

Unrecognized Tax Benefits

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $10,491 for fiscal 2018, $8,477 for fiscal 2017 and $8,886 for fiscal 2016.

Changes in the unrecognized tax benefit during fiscal years 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Beginning balance	$12,671	$13,269	$13,156
Tax positions related to prior years:
Additions	353	75	1,546
Reductions	(2,203)	(1,510)	(920)
Tax positions related to current year:
Additions	3,629	3,853	3,123
Settlements	(192)	(1,450)	(956)
Lapses in statute of limitations	(1,254)	(1,566)	(2,680)

Ending balance	$13,004	$12,671	$13,269

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2018 and 2017 were $1,290 and $1,209, respectively. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2018, 2017 and 2016 were $203, $(218) and $(231), respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2018	2017
Unrecognized tax benefits	$13,004	$12,671
Reduction to unrecognized tax benefits for tax credit carry forward	(955)	(1,882)
Accrued interest and penalties	1,290	1,209

Total unrecognized tax benefits	$13,339	$11,998

Short-term, included in “Income and other taxes”	$893	$1,735
Long-term	12,446	10,263

Total unrecognized tax benefits	$13,339	$11,998

The Company anticipates a decrease of approximately $2,300 in unrecognized tax benefits and $450 in interest during fiscal 2019 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2015-2017 remain open for federal income tax purposes and fiscal years 2013-2017 remain open for state and Canadian income tax purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return and multiple state income tax returns. The Company recently completed an exam by the state of Indiana for the years ended July 31, 2013 through 2015. A formal protest has been submitted in response to the exam. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its State of Indiana income tax returns in its liability for unrecognized tax benefits.

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2018 and July 31, 2017 were $2,748,465 and $2,200,544, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $7,400 and $6,345 as of July 31, 2018 and July 31, 2017, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled in the past three fiscal years were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

15.  LEASES

The Company has operating leases principally for land, buildings and equipment and also leases certain real estate and transportation equipment under various capital leases expiring between 2018 and 2028. Future minimum rental payments required under capital and operating leases as of July 31, 2018 are as follows:

	Capital Leases	Operating Leases
For the fiscal year ending July 31, 2019	$977	$2,301
For the fiscal year ending July 31, 2020	974	1,544
For the fiscal year ending July 31, 2021	993	1,259
For the fiscal year ending July 31, 2022	1,015	1,046
For the fiscal year ending July 31, 2023	1,037	1,011
For the fiscal year ending July 31, 2024 and thereafter	4,098	6,723

Total minimum lease payments	9,094	$13,884

Less amount representing interest	(2,999)

Present value of net minimum capital lease payments	6,095
Less current portion	(410)

Long-term capital lease obligations	$5,685

The current portion of capital lease obligations are included in Other current liabilities and the long-term capital lease obligations are included in Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Rent expense for the fiscal years ended July 31, 2018, 2017 and 2016 was $3,804, $3,560 and $3,757, respectively.

16.  EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $2,689 in fiscal 2018, $1,797 in fiscal 2017 and $917 in fiscal 2016.

The Company has established a deferred compensation plan for highly compensated employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as Other long-term assets, and the equal and offsetting obligation to the participants is reported as Other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the equal and offsetting long-term liability to the participants, was $43,316 at July 31, 2018 and $28,095 at July 31, 2017.

17.  STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Board approved the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”) on October 11, 2016 and the 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) on October 25, 2010. These plans were subsequently approved by shareholders at the 2016 and 2010 annual meetings, respectively. The maximum number of shares issuable under each of the 2016 Equity and Incentive Plan and the 2010 Equity and Incentive Plan is 2,000,000. As of July 31, 2018, the remaining shares available to be granted under the 2016 Equity and Incentive Plan are 1,669,452 and under the 2010 Equity Incentive Plan are 1,211,385. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

Restricted Stock Awards – A summary of restricted stock award activity under the 2010 Equity and Incentive Plan for fiscal 2018, 2017 and 2016 is as follows:

	2018		2017		2016
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,899	$32.36	5,806	$31.36	9,713	$31.16
Granted	–	–	–	–	–	–
Vested	(1,899)	32.36	(3,907)	30.87	(3,907)	30.87
Forfeited	–	–	–	–	–	–

Nonvested, end of year	–	$–	1,899	$32.36	5,806	$31.36

In fiscal 2018, 2017 and 2016, the Company recorded expense for restricted stock awards under this Plan of $0, $101 and $115, respectively. At July 31, 2018, there were no unrecognized future compensation costs related to restricted stock. This restricted stock vested evenly over 5 years from the date of grant.

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

Under the RSU program, since 2012 the Committee has approved awards each October related to the financial performance of the most recently completed fiscal year. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

The fair value of the employee and Board member restricted stock units is determined using the Company’s stock price on the date of grant. Total expense recognized in fiscal 2018, 2017 and 2016 for these restricted stock unit awards was $17,000, $12,399 and $9,272 respectively.

Restricted Stock Units – A summary of restricted stock unit activity during fiscal 2018, 2017 and 2016 is included below:

	2018		2017		2016
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	332,576	$69.41	325,136	$53.95	280,353	$50.55
Granted	171,340	124.84	166,567	84.85	181,872	55.37
Vested	(168,714)	64.01	(157,315)	53.87	(133,758)	48.73
Forfeited	(6,771)	93.46	(1,812)	64.03	(3,331)	54.18

Nonvested, end of year	328,431	$101.97	332,576	$69.41	325,136	$53.95

At July 31, 2018 there was $21,993 of total unrecognized compensation costs related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.23 years.

The Company recognized a tax benefit related to total stock-based compensation expense of $4,930, $4,625 and $3,473 in fiscal 2018, 2017 and 2016, respectively.

Share Repurchase Program

On June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020.

Under the share repurchase plan, the Company is authorized to repurchase, from time-to-time, outstanding shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases will be determined by the Company’s management team based upon its evaluation of market conditions and other factors. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan.

18.  SUBSEQUENT EVENT

On September 18, 2018, the Company and the shareholders of Erwin Hymer Group SE (“Erwin Hymer Group”) announced that they entered into a definitive agreement for the Company to acquire Erwin Hymer Group. In accordance with the agreement, consideration to be paid to the sellers at closing will consist of approximately EUR 1.7 billion cash ($2.0 billion at current exchange rate) and equity consisting of approximately 2.3 million shares of the Company. The Company will also assume responsibility for the debt of the Erwin Hymer Group of approximately EUR 300 million ($350 million at current exchange rate).

The Erwin Hymer Group is headquartered in Bad Waldsee, Germany and is the largest RV manufacturer in Europe, by revenue. The transaction is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close near the end of calendar year 2018.

The Company plans to finance the acquisition primarily through debt financing. In connection with the planned acquisition, the Company has obtained financing commitments for a 5 year, $750 million asset-based credit facility and a 7 year, $2.3 billion term loan.

***********

