Form 10-Q
period 2018-10-31
THOR INDUSTRIES INC
filed 2018-12-06
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2018.

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

                                            Yes      ☑                                                                  No      ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

                                            Yes      ☐                                                                  No      ☑

As of October 31, 2018, 52,806,981 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2018	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$224,921	$275,249
Accounts receivable, trade, net	483,543	467,488
Accounts receivable, other, net	20,248	19,747
Inventories, net	565,346	537,909
Prepaid income taxes, expenses and other	30,898	11,281

Total current assets	1,324,956	1,311,674

Property, plant and equipment, net	543,697	522,054

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	375,757	388,348
Deferred income taxes, net	80,872	78,444
Equity investment in joint venture	46,980	48,463
Other	50,473	51,989

Total other assets	931,775	944,937

TOTAL ASSETS	$2,800,428	$2,778,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255,512	$286,974
Accrued liabilities:
Compensation and related items	84,695	97,122
Product warranties	271,749	264,928
Income and other taxes	14,424	19,345
Promotions and rebates	68,565	59,133
Product, property and related liabilities	12,767	17,815
Dividends payable	20,595	—
Foreign currency forward contract liability	42,555	—
Other	28,903	24,013

Total current liabilities	799,765	769,330

Unrecognized tax benefits	13,093	12,446
Other liabilities	59,224	59,148

Total long-term liabilities	72,317	71,594

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,933,415 and 62,765,824 shares, respectively	6,293	6,277
Additional paid-in capital	259,303	252,204
Retained earnings	2,010,896	2,022,988
Less treasury shares of 10,126,434 and 10,070,459, respectively, at cost	(348,146)	(343,728)

Total stockholders’ equity	1,928,346	1,937,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,800,428	$2,778,665

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended October 31,
	2018	2017
Net sales	$1,755,976	$2,231,668
Cost of products sold	1,548,720	1,898,483

Gross profit	207,256	333,185
Selling, general and administrative expenses	102,693	134,263
Amortization of intangible assets	12,591	13,558
Acquisition-related costs	57,089	—
Interest income	1,222	381
Interest expense	876	1,412
Other income (expense), net	(3,712)	2,758

Income before income taxes	31,517	187,091
Income taxes	17,564	58,685

Net income and comprehensive income	$13,953	$128,406

Weighted-average common shares outstanding:
Basic	52,726,496	52,611,926
Diluted	52,899,603	52,818,363

Earnings per common share:
Basic	$0.26	$2.44
Diluted	$0.26	$2.43

Regular dividends declared per common share	$0.39	$0.37

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net income	$13,953	$128,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,467	9,140
Amortization of intangibles	12,591	13,558
Amortization of debt issuance costs	393	393
Foreign currency forward contract loss	42,555	—
Deferred income tax benefit	(751)	(5,356)
Gain on disposition of property, plant and equipment	(30)	(1,470)
Stock-based compensation expense	4,530	4,318
Changes in assets and liabilities:
Accounts receivable	(16,556)	(152,921)
Inventories	(27,437)	(56,840)
Prepaid income taxes, expenses and other	(17,011)	(2,409)
Accounts payable	(29,150)	33,471
Accrued liabilities	(10,218)	39,892
Long-term liabilities and other	830	3,233

Net cash provided by (used in) operating activities	(15,834)	13,415

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,453)	(34,283)
Proceeds from dispositions of property, plant and equipment	61	3,526
Other	—	641

Net cash used in investing activities	(34,392)	(30,116)

Cash flows from financing activities:
Principal payments on revolving credit facility	—	(55,000)
Principal payments on capital lease obligations	(102)	(94)

Net cash used in financing activities	(102)	(55,094)

Net decrease in cash and cash equivalents	(50,328)	(71,795)
Cash and cash equivalents, beginning of period	275,249	223,258

Cash and cash equivalents, end of period	$224,921	$151,463

Supplemental cash flow information:
Income taxes paid	$45,203	$73,720
Interest paid	$458	$1,161

Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$3,063	$4,075
Regular quarterly dividends payable	$20,595	$19,497

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except share and per share data)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (collectively, the “Company”), currently manufactures a wide range of recreational vehicles (“RVs”) at various manufacturing facilities located primarily in Indiana, with additional facilities in Ohio, Oregon, Idaho and Michigan. These products are sold to independent, non-franchise dealers primarily throughout the United States and Canada. As discussed in more detail in Note 16 to the Condensed Consolidated Financial Statements, on September 18, 2018, the Company entered into a definitive agreement to acquire the Erwin Hymer Group SE (“Erwin Hymer Group”), the largest RV manufacturer in Europe by revenue. Unless the context requires or indicates otherwise, all references to “Thor,” the “Company,” “we,” “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The July 31, 2018 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Due to seasonality within the recreational vehicle industry, among other factors, annualizing the results of operations for the three months ended October 31, 2018 would not necessarily be indicative of the results expected for a full fiscal year.

Adoption of Revenue Recognition Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

The Company adopted ASU No. 2014-09, and all the related amendments, as of August 1, 2018, using the modified retrospective method related to all contracts as of the date of adoption. The cumulative effect of the adoption was recognized as an increase to accrued promotions and rebates of $7,127, an increase of $1,677 in deferred income tax assets, net and a $5,450 net-of-tax decrease to retained earnings as of August 1, 2018 on the Condensed Consolidated Balance Sheet and as reflected in Note 14 to the Condensed Consolidated Financial Statements. As of and for the three months ended October 31, 2018, accrued promotions and rebates increased $733 on a pre-tax basis and Net sales were reduced by the same amount as a result of the application of this new standard. The comparative financial statements for prior periods have not been adjusted.

The adoption impact is a result of a change in the accounting for certain sales incentives, which were historically recorded as a reduction of revenue at the later of the time products were sold or the date the incentive was offered. Upon adoption of ASU No. 2014-09, these incentives are now estimated and recorded at the time of sale, which is primarily upon shipment to customers. This new standard only changes the timing of when these sales incentives are recognized, and does not change the total amount of revenue recognized. The Company did not elect to separately evaluate contract modifications occurring before the adoption date. See Note 17 to the Condensed Consolidated Financial Statements for further discussion of the Company’s revenue recognition policies and practices.

Other Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. This ASU is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which provides guidance on the recognition, measurement, presentation, and disclosure of leases. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. This ASU is effective for the Company in its fiscal year 2020 beginning on August 1, 2019. The Company is currently evaluating the impact that implementing this ASU will have on its consolidated financial statements.

2.	Business Segments

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

The operations of the Company’s Postle subsidiary are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s towable and motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of extrusion components to third-party customers.

All manufacturing is currently conducted within the United States. Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by Thor operating subsidiaries.

	Three Months Ended October 31,
Net sales:	2018	2017
Recreational vehicles
Towables	$1,279,098	$1,618,501
Motorized	431,198	566,611

Total recreational vehicles	1,710,296	2,185,112
Other	73,848	82,919
Intercompany eliminations	(28,168)	(36,363)

Total	$1,755,976	$2,231,668

	Three Months Ended October 31,
Income (loss) before income taxes:	2018	2017
Recreational vehicles
Towables	$74,550	$158,851
Motorized	21,712	37,586

Total recreational vehicles	96,262	196,437
Other, net	5,910	8,483
Corporate	(70,655)	(17,829)

Total	$31,517	$187,091

Total assets:	October 31, 2018	July 31, 2018
Recreational vehicles
Towables	$1,682,272	$1,654,361
Motorized	506,706	492,830

Total recreational vehicles	2,188,978	2,147,191
Other, net	174,151	167,965
Corporate	437,299	463,509

Total	$2,800,428	$2,778,665

	Three Months Ended October 31,
Depreciation and intangible amortization expense:	2018	2017
Recreational vehicles
Towables	$16,631	$16,793
Motorized	3,436	2,728

Total recreational vehicles	20,067	19,521
Other	2,574	2,809
Corporate	417	368

Total	$23,058	$22,698

	Three Months Ended October 31,
Capital acquisitions:	2018	2017
Recreational vehicles
Towables	$22,242	$17,592
Motorized	7,419	12,315

Total recreational vehicles	29,661	29,907
Other	2,444	610
Corporate	36	1575

Total	$32,141	$32,092

3.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2018	2017
Weighted-average shares outstanding for basic earnings per share	52,726,496	52,611,926
Unvested restricted stock units	173,107	206,437

Weighted-average shares outstanding assuming dilution	52,899,603	52,818,363

At October 31, 2018 and 2017, the Company had 152,279 and 46,692 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive.

4.	Investments and Fair Value Measurements

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy as prescribed in ASC 820, “Fair Value Measurements and Disclosures,” and as discussed in Note 10 in the Notes to the Consolidated Financial Statements in our fiscal 2018 Form 10-K.

The financial assets that were accounted for at fair value on a recurring basis at October 31, 2018 and July 31, 2018 are as follows:

	Input Level	October 31, 2018	July 31, 2018
Cash equivalents	Level 1	$181,235	$230,319
Deferred compensation plan assets and liabilities	Level 1	$43,275	$43,316
Foreign currency forward contract liability	Level 3	$42,555	$—

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

See Note 15 to the Condensed Consolidated Financial Statements for a discussion of the foreign currency forward contract liability, including further information as to the inputs used to determine fair value.

5.	Inventories

Major classifications of inventories are as follows:

	October 31, 2018	July 31, 2018
Finished goods – RV	$92,990	$44,998
Finished goods – other	26,059	35,320
Work in process	120,844	124,703
Raw materials	262,318	258,429
Chassis	106,684	116,308

Subtotal	608,895	579,758
Excess of FIFO costs over LIFO costs	(43,549)	(41,849)

Total inventories, net	$565,346	$537,909

Of the $608,895 and $579,758 of inventories at October 31, 2018 and July 31, 2018, $311,120 and $305,990, respectively, was valued on the last-in, first-out (LIFO) basis, and $297,775 and $273,768, respectively, was valued on the first-in, first-out (FIFO) method.

6.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	October 31, 2018	July 31, 2018
Land	$61,738	$57,413
Buildings and improvements	487,865	468,824
Machinery and equipment	205,533	197,294

Total cost	755,136	723,531
Less accumulated depreciation	(211,439)	(201,477)

Property, plant and equipment, net	$543,697	$522,054

Property, plant and equipment at both October 31, 2018 and July 31, 2018 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $1,904 and $1,768 at October 31, 2018 and July 31, 2018, respectively.

7.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	October 31, 2018		July 31, 2018
	Life in Years at	Cost	Accumulated	Cost	Accumulated
	October 31, 2018		Amortization		Amortization
Dealer networks/customer relationships	15	$404,960	$157,571	$404,960	$147,077
Trademarks	17	146,117	26,136	146,117	24,364
Design technology and other intangibles	7	18,200	9,858	18,200	9,555
Non-compete agreements	1	450	405	450	383

Total amortizable intangible assets		$569,727	$193,970	$569,727	$181,379

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2019	$50,043
For the fiscal year ending July 31, 2020	46,194
For the fiscal year ending July 31, 2021	42,860
For the fiscal year ending July 31, 2022	37,753
For the fiscal year ending July 31, 2023	30,291
For the fiscal year ending July 31, 2024 and thereafter	181,207

$388,348

Of the recorded goodwill of $377,693 at both October 31, 2018 and July 31, 2018, $334,822 relates to the towable recreational vehicle reportable segment and $42,871 relates to the Other non-reportable segment.

8.	Equity Investment

As discussed in the Company’s fiscal 2018 Form 10-K, in February 2018, the Company formed a joint venture with Tourism Holdings Limited (“thl”) called TH2connect, LLC (“TH2”).

The Company’s investment in TH2 is accounted for under the equity method of accounting. The Company’s share of the losses of this investment, which are included in its operating results for the three months ended October 31, 2018, was $1,483 and is included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 24% and 23% of the Company’s consolidated net sales for the three-month periods ended October 31, 2018 and October 31, 2017, respectively. Sales to this dealer are reported within both the towables and motorized segments. This dealer also accounted for 24% of the Company’s consolidated trade accounts receivable at October 31, 2018 and 26% at July 31, 2018. The loss of this dealer could have a material effect on the Company’s business.

10.	Product Warranties

As discussed in the Company’s fiscal 2018 Form 10-K, the Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liabilities during the indicated periods are as follows:

	Three Months Ended October 31,
	2018	2017
Beginning balance	$264,928	$216,781
Provision	69,767	63,833
Payments	(62,946)	(48,615)

Ending balance	$271,749	$231,999

11.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. See Note 12 in the Notes to the Consolidated Financial Statements in our fiscal 2018 Form 10-K for details regarding the credit agreement. There were no borrowings outstanding under this facility at October 31, 2018 or July 31, 2018, or at any time during the three-month period ended October 31, 2018. As of October 31, 2018, the available and unused credit line under the revolver was $495,657, and the Company was in compliance with the financial covenant in the credit agreement.

The Company recorded charges related to the amortization of the fees incurred to obtain this facility, which are classified as interest expense, of $393 for each of the three-month periods ended October 31, 2018 and October 31, 2017. The unamortized balances of these facility fees were $4,186 at October 31, 2018 and $4,579 at July 31, 2018, and are included in Other long-term assets in the Condensed Consolidated Balance Sheets.

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2018 was 55.7%. This rate includes the effect of the non-deductible foreign currency forward contract loss, as noted in Note 15 to the Condensed Consolidated Financial Statements, and the effects of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which include, but are not limited to, a reduction in the US federal corporate income tax rate to 21.0%, the repeal of the domestic production deduction, additional limitations on the deductibility of interest expense and expanded limitations on the deductibility of executive compensation. Under current federal income tax law, the foreign currency forward contract is characterized as a component of the overall pending acquisition of the Erwin Hymer Group discussed in Note 16 to the Condensed Consolidated Financial Statements. As a result, the foreign currency forward contract loss recognized for financial statement purposes is non-deductible for federal income tax purposes.

Within the next 12 months, the Company anticipates a decrease of approximately $2,300 in unrecognized tax benefits, and $450 in accrued interest related to unrecognized tax benefits recorded as of October 31, 2018, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2015 through 2017 remain open for federal income tax purposes, and fiscal years 2013 through 2017 remain open for state and Canadian income tax purposes. The Company recently completed an exam by the State of Indiana for the fiscal years ended July 31, 2013 through 2015. A formal protest was submitted in response to the exam. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its State of Indiana income tax returns in its liability for unrecognized tax benefits.

13.	Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing, as discussed in Note 14 to the Consolidated Financial Statements in our fiscal 2018 Form 10-K, were $2,622,560 and $2,748,465 as of October 31, 2018 and July 31, 2018, respectively. The commitment term is generally up to eighteen months.

As discussed in the Company’s fiscal 2018 Form 10-K, the Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $7,232 and $7,400 as of October 31, 2018 and July 31, 2018, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements during the three-month periods ended October 31, 2018 and October 31, 2017 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is also involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws,” warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. Based on current conditions, in management’s opinion the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

14.	Stockholders’ Equity

Stock-Based Compensation

Under the Company’s restricted stock unit (“RSU”) program, as discussed in Note 17 in the Notes to the Consolidated Financial Statements in our fiscal 2018 Form 10-K, RSU awards have been approved each October related to the financial performance of the most recently completed fiscal year since October 2012. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board of Directors (“Board”) has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

Total expense recognized in the three-month periods ended October 31, 2018 and October 31, 2017 for these restricted stock unit awards and other stock-based compensation was $4,530 and $4,318, respectively.

For the restricted stock units that vested during the three-month periods ended October 31, 2018 and October 31, 2017, portions of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. The total related taxes withheld of $4,418, to be paid by the Company on behalf of the recipients of these awards, is included in Compensation and related items in the Condensed Consolidated Balance Sheets and will be paid in the second quarter of fiscal 2019.

Share Repurchase Program

As discussed in the Company’s 2018 Form 10-K, on June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020. There were no repurchases under this program during the three-month period ended October 31, 2018.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2018	$2,022,988
Cumulative effect of the change in accounting principle, net of tax	(5,450)
Net income	13,953
Dividends declared but not paid	(20,595)

Balance as of October 31, 2018	$2,010,896

The cumulative effect of the change in accounting principle relates to the adoption of the new revenue recognition standard as discussed in Note 1 to the Condensed Consolidated Financial Statements.

During the first quarter of fiscal 2019, the Company’s Board approved and declared the payment of a regular quarterly dividend of $0.39 per share for the first quarter of fiscal 2019. This dividend, totaling $20,595, is included in Dividends Payable in the Condensed Consolidated Balance Sheets as of October 31, 2018 and was paid in the second quarter of fiscal 2019.

15.	Foreign Currency Forward Contract

As described in more detail in Note 16 to the Condensed Consolidated Financial Statements, on September 18, 2018, the Company entered into a definitive agreement to acquire the Erwin Hymer Group SE (“Erwin Hymer Group”), the largest RV manufacturer in Europe by revenue. The purchase price will be paid with a combination of Thor common stock and approximately 1.7 billion Euro in cash, and therefore changes in the Euro/USD exchange rate between the September 18, 2018 agreement date and the closing date could cause the purchase price to fluctuate, affecting the Company’s cash flows.

In order to reduce its exposure to foreign currency exchange rate changes in relation to the acquisition of the Erwin Hymer Group, the Company entered into a deal-contingent, foreign currency forward contract on the agreement date in the amount of 1.625 billion Euro.

Hedge accounting has not been applied to this instrument, and therefore all changes in fair value during the period are reported in current period earnings.

The fair value of the foreign currency forward contract, calculated based on a probability-weighted assessment using both Level 2 and Level 3 inputs, was $42,555 as of October 31, 2018, and is included as a current liability in the Condensed Consolidated Balance Sheet. The Level 2 inputs used in determining fair value are based on information obtained from third-party sources and include the spot rate and market-forward points. Fair value is also determined using Level 3 inputs, which are significant to the fair value measurement total. These inputs relate to the deal-contingent element of the contract and include the probability of completing the acquisition and the timing thereof. The probability of completing the transaction was assessed as more likely than not, using four possible closing dates. Any significant changes in the currency spot rate, forward points or probability-weighted assessment of closing could result in a significant change in the fair value of this foreign currency forward contract. The Level 3 inputs and their application into the probability-weighted assessment are evaluated and reviewed by senior legal and financial management of the Company at least quarterly or upon settlement. The Company recognized a non-cash charge related to this contract of $42,555 during the three months ended October 31, 2018, which is included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

16.	Pending Acquisition

On September 18, 2018, the Company and the shareholders of Erwin Hymer Group announced that they entered into a definitive agreement for the Company to acquire Erwin Hymer Group. In accordance with the agreement, consideration to be paid to the sellers at closing will consist of approximately 1.7 billion Euro in cash and equity consisting of approximately 2.3 million shares of the Company. The Company will also assume responsibility for the debt of Erwin Hymer Group, which approximated 440 million Euro at October 31, 2018.

The Erwin Hymer Group is headquartered in Bad Waldsee, Germany, and is the largest RV manufacturer in Europe, by revenue. The transaction is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close near the end of calendar 2018.

The Company plans to finance the acquisition primarily through debt financing. In connection with the planned acquisition, the Company has obtained financing commitments for a 5 year, $750 million asset-based credit facility (ABL) and a 7 year, $2.3 billion term loan. The ABL has no required annual minimum payments, will carry interest at LIBOR plus 1.25% to 1.75% based on availability as defined in the ABL agreement, includes a 0.25% unused facility fee and carries a springing minimum fixed charge coverage ratio of 1.0x. The term loan will consist of a U.S. tranche and a Euro tranche, with the interest rate on the U.S. portion at LIBOR plus 3.75% and the interest rate on the Euro portion at EURIBOR plus 4.0%, with interest on both tranches payable quarterly. Both term loan tranches will have annual required payments of 1.0% of the initial term loan balance, payable quarterly in 0.25% installments. Ticking fees on the term loan, as defined in the financing commitments, will also apply starting December 4, 2018.

Costs incurred during the three months ended October 31, 2018 related specifically to this acquisition are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income. These costs include the change in the fair value of the foreign currency forward contract of $42,555 discussed in Note 15 above, and $14,534 of other expenses, consisting primarily of legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, rating agency fees related to obtaining financing commitments and regulatory review costs.

17.	Revenue Recognition

Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied. The Company’s contracts have a single performance obligation of providing the promised goods (recreational vehicles and extruded aluminum components), which is satisfied when control of the goods is transferred to the customer. Dealers do not have a right of return. All warranties provided are assurance-type warranties.

For recreational vehicle sales, the Company recognizes revenue when all performance obligations have been satisfied and control of the product is transferred to the dealer in accordance with shipping terms, primarily FOB shipping point. For sales made to dealers financing their purchases under flooring arrangements with banks or finance companies, revenue is not recognized until written or oral financing approval has been received from the floorplan lender. The Company recognizes revenue on credit sales upon product shipment, and sales with cash-on-delivery terms upon receiving payment, at which points the criteria for establishing a contract have been fully satisfied.

Revenue from the sale of extruded aluminum components is recognized when all performance obligations have been satisfied and control of the products is transferred to the customer, which is generally upon delivery to the customer’s location.

Revenue is measured as the amount of consideration expected to be entitled in exchange for the Company’s products. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During the three-month period ended October 31, 2018, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

Amounts billed to customers related to shipping and handling activities are included in net sales. In adopting ASC 606, shipping and handling costs have been elected to be accounted for as fulfillment activities, and are included in cost of sales.

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. All revenue streams are considered point in time.

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017
NET SALES:
Towables
Travel Trailers and Other	$761,484	$993,604
Fifth Wheels	517,614	624,897

Total Towables	1,279,098	1,618,501

Motorized
Class A	227,274	252,423
Class C	184,384	286,666
Class B	19,540	27,522

Total Motorized	431,198	566,611
Other, primarily aluminum extruded components	73,848	82,919
Intercompany eliminations	(28,168)	(36,363)

Total	$1,755,976	$2,231,668

Other Practical Expedients

We do not disclose information about the transaction price allocated to the remaining performance obligations at period end because our contracts generally have original expected durations of one year or less. In addition, we expense when incurred contract acquisition costs, primarily sales commissions, because the amortization period would be one year or less.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except share and per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; the impact of tariffs on material or other input costs; the level and magnitude of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recently completed or announced transactions; lower consumer confidence and the level of discretionary consumer spending; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products and services; consumer preferences; the ability to efficiently utilize production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; increasing costs for freight and transportation; asset impairment charges; cost structure changes; competition; the impact of potential losses under repurchase agreements; the potential impact of the strength of the U.S. dollar on international demand; general economic, market and political conditions; and changes to investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of Erwin Hymer Group SE (the “Erwin Hymer Group”) include risks regarding the anticipated timing of the closing of the acquisition, the potential benefits of the proposed acquisition and the anticipated operating synergies, the satisfaction of the conditions to closing the acquisition in the anticipated timeframe or at all, the integration of the business, changes in Euro-U.S. dollar exchange rates that could impact the mark-to-market value of outstanding derivative instruments, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and Erwin Hymer Group’s business. These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2018.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs in North America. According to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year-to-date period ended September 30, 2018, Thor’s combined U.S. and Canadian market share was approximately 50.2% for travel trailers and fifth wheels combined and approximately 40.0% for motorhomes. Our business model includes decentralized operating units, and our RV products are sold to independent, non-franchise dealers who, in turn, retail those products. Our growth has been achieved both organically and through acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic growth acquisitions.

Recent Events

Erwin Hymer Group Acquisition Agreement

On September 18, 2018, the Company and the shareholders of Erwin Hymer Group SE (“Erwin Hymer Group”) announced that they entered into a definitive agreement for the Company to acquire Erwin Hymer Group. In accordance with the agreement, consideration to be paid to the sellers at closing will consist of approximately 1.7 billion Euro in cash and equity consisting of approximately 2.3 million shares of the Company. The Company will also assume responsibility for the debt of the Erwin Hymer Group, which approximated 440 million Euro at October 31, 2018.

The Erwin Hymer Group is headquartered in Bad Waldsee, Germany, and is the largest RV manufacturer in Europe, by revenue. The transaction is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close near the end of calendar 2018.

The Company plans to finance the acquisition primarily through debt financing. In connection with the planned acquisition, the Company has obtained financing commitments for a 5 year, $750 million asset-based credit facility and a 7 year, $2.3 billion term loan.

All costs incurred in the three months ended October 31, 2018 related to this acquisition, including the foreign currency forward contract loss as discussed in Note 15 to the Condensed Consolidated Financial Statements, and certain legal, advisory and other costs, are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

Share Repurchase Program

On June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020. There were no repurchases under this program in the three-month period ended October 31, 2018.

Joint Venture

On February 15, 2018, the Company announced the formation of a joint venture with Tourism Holdings Limited (“thl”) called TH2connect, LLC (“TH2”). The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company’s investment in TH2 is accounted for under the equity method of accounting.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%. The rate reduction took effect on January 1, 2018. As a result of other Tax Act changes, the Company’s income tax rate for fiscal year 2019 will be impacted by, among other items, the repeal of the domestic production activities (“Code Section 199”) deduction and limitations on the deductibility of executive compensation.

For fiscal 2019, after considering the lower federal income tax rate of 21.0%, an estimated blended state income tax rate, the elimination of the Code Section 199 deduction and the limitations on the deductibility of executive compensation, the Company currently estimates an overall effective income tax rate between 23.0% and 25.0%, before consideration of any discrete tax items.

While the Tax Act is expected to increase cash flow in the future, our main priorities for the use of current and future available cash generated from operations will continue to focus on funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, and reducing indebtedness. Strategic share repurchases or special dividends, as determined by the Company’s Board, will also continue to be considered if and as permitted under any Company credit facilities in place at the time.

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

RV dealer inventory of Thor products as of October 31, 2018 increased 4.9% to approximately 131,500 units, compared to approximately 125,400 units as of October 31, 2017. We believe our dealer inventory levels are approaching appropriate levels for seasonal consumer demand, although modestly elevated in certain locations due to several factors, and are progressing toward more normalized levels, as the year-over-year increase in dealer inventory levels at the prior quarter ended July 31, 2018, was a much larger 26.3%.

Thor’s RV backlog as of October 31, 2018 decreased $1,820,189, or 50.9%, to $1,758,612 compared to $3,578,801 as of October 31, 2017, with the decrease mainly attributable to our capacity expansions since the prior year, which allows for quicker production and delivery of units to dealers, and the existing dealer inventory levels noted above .

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase (Decrease)%
	2018	2017		Change
Towable Units	333,253	330,662	2,591	0.8
Motorized Units	45,465	47,333	(1,868)	(3.9)

Total	378,718	377,995	723	0.2

According to the most recent RVIA forecast in November 2018, shipments for towable and motorized units for the 2018 calendar year will approximate 422,200 and 56,800 units, respectively, which are 4.5% and 9.3% lower, respectively, than the corresponding 2017 calendar year wholesale shipments. The combined total of 479,000 units is 5.1% lower than the total calendar 2017 wholesale shipments of 504,599. Travel trailers and fifth wheels are expected to account for approximately 86% of all RV shipments in calendar year 2018. The outlook for calendar year 2018 growth in RV sales is based on the expectation of continued gains in jobs and disposable income. It also takes into account the impact of slowly rising interest rates, inflation and geopolitical risks.

RVIA has also forecasted that 2019 calendar year shipments for towables and motorized units will ease back to approximately 401,900 and 51,300 units, respectively, for a total of 453,200 units, a decline of 5.4% from the expected 2018 calendar year shipments. RVIA noted that except for the past two calendar years, total RV shipments for 2019 are expected to be higher than in any prior year since 1973.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales once dealer inventory levels are adjusted to generally normalized levels, which we expect to happen during the second half of fiscal 2019.

Key retail statistics for the RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,			%
	2018	2017	Increase	Change
Towable Units	361,156	343,670	17,486	5.1
Motorized Units	46,987	46,400	587	1.3

Total	408,143	390,070	18,073	4.6

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the nine-month periods ended September 30, 2018 and 2017 to correspond to the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,			%
	2018	2017	(Decrease)	Change
Towable Units	168,949	174,201	(5,252)	(3.0)
Motorized Units	17,081	19,555	(2,474)	(12.7)

Total	186,030	193,756	(7,726)	(4.0)

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2018 and 2017 to correspond to the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,			%
	2018	2017	Increase	Change
Towable Units	177,146	170,115	7,031	4.1
Motorized Units	18,813	18,339	474	2.6

Total	195,959	188,454	7,505	4.0

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel prices. Assuming continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates with modest rate increases and the absence of negative economic factors, we would expect to see continued growth in the RV industry.

A positive outlook for the RV segment is supported by continued demographic diversification. While consumers between the ages of 55 and 74 still account for the majority of RV retail sales, there is strong interest and growing retail momentum with the younger “generation X” and “millennials” segments. Not surprisingly, behavioral attributes confirm these groups as being more active, tech savvy, well researched, open to new ideas, seeking new experiences and very family centric, specifically when it comes to cross-generational family activities like RV’ing, camping and time spent outdoors.

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

In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse and global customer base through lifestyle, lifestage and data-driven marketing. We intend to expand upon our recent marketing initiatives that focus on diversity, women, families, millennials and the RV lifestyle across social, digital, web, acquisition, mobile and content marketing. In addition to providing best-in-class marketing and research assets to our dealers, we are committed to providing our end consumers with technology tools and RV lifestyle resources through our joint venture, TH2.

Economic or industry-wide factors affecting our RV business include the costs of commodities, the potential impact of tariffs on commodity costs, and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We have not experienced any recent unusual supply constraints from our chassis suppliers. The recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. We believe that the current supply of chassis used in our motorized RV production is generally adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

	Three Months Ended October 31, 2018		Three Months Ended October 31, 2017		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$1,279,098		$1,618,501		$(339,403)	(21.0)
Motorized	431,198		566,611		(135,413)	(23.9)

Total recreational vehicles	1,710,296		2,185,112		(474,816)	(21.7)

Other	73,848		82,919		(9,071)	(10.9)
Intercompany eliminations	(28,168)		(36,363)		8,195	22.5

Total	$1,755,976		$2,231,668		$(475,692)	(21.3)

# OF UNITS:
Recreational vehicles
Towables	49,068		66,095		(17,027)	(25.8)
Motorized	4,366		6,843		(2,477)	(36.2)

Total	53,434		72,938		(19,504)	(26.7)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$153,692	12.0	$256,713	15.9	$(103,021)	(40.1)
Motorized	44,230	10.3	63,903	11.3	(19,673)	(30.8)

Total recreational vehicles	197,922	11.6	320,616	14.7	(122,694)	(38.3)
Other, net	9,334	12.6	12,569	15.2	(3,235)	(25.7)

Total	$207,256	11.8	$333,185	14.9	$(125,929)	(37.8)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$69,082	5.4	$86,760	5.4	$(17,678)	(20.4)
Motorized	21,252	4.9	26,708	4.7	(5,456)	(20.4)

Total recreational vehicles	90,334	5.3	113,468	5.2	(23,134)	(20.4)
Other	2,089	2.8	2,569	3.1	(480)	(18.7)
Corporate	10,270	—	18,226	—	(7,956)	(43.7)

Total	$102,693	5.8	$134,263	6.0	$(31,570)	(23.5)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$74,550	5.8	$158,851	9.8	$(84,301)	(53.1)
Motorized	21,712	5.0	37,586	6.6	(15,874)	(42.2)

Total recreational vehicles	96,262	5.6	196,437	9.0	(100,175)	(51.0)
Other, net	5,910	8.0	8,483	10.2	(2,573)	(30.3)
Corporate	(70,655)	—	(17,829)	—	(52,826)	(296.3)

Total	$31,517	1.8	$187,091	8.4	$(155,574)	(83.2)

ORDER BACKLOG:	As of October 31, 2018	As of October 31, 2017	Change Amount	% Change
Recreational vehicles
Towables	$1,018,384	$2,455,056	$(1,436,672)	(58.5)
Motorized	740,228	1,123,745	(383,517)	(34.1)

Total	$1,758,612	$3,578,801	$(1,820,189)	(50.9)

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2018 decreased $475,692, or 21.3%, compared to the three months ended October 31, 2017. Consolidated gross profit for the three months ended October 31, 2018 decreased $125,929, or 37.8%, compared to the three months ended October 31, 2017. Consolidated gross profit was 11.8% of consolidated net sales for the three months ended October 31, 2018 and 14.9% for the three months ended October 31, 2017.

Selling, general and administrative expenses for the three months ended October 31, 2018 decreased $31,570, or 23.5%, compared to the three months ended October 31, 2017. Amortization of intangible assets expense for the three months ended October 31, 2018 decreased $967, or 7.1%, compared to the three months ended October 31, 2017, primarily due to lower dealer network amortization as compared to the prior-year period. Income before income taxes for the three months ended October 31, 2018 was $31,517, as compared to $187,091 for the three months ended October 31, 2017, a decrease of $155,574, or 83.2%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, amortization of intangible assets expense, acquisition and related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $7,956 to $10,270 for the three months ended October 31, 2018 compared to $18,226 for the three months ended October 31, 2017, a decrease of 43.7%. The decrease is primarily due to a decrease in deferred compensation expense of $3,569, which relates to the equal and offsetting increase in other expense related to the deferred compensation plan assets as noted below. Incentive compensation also decreased $2,289 in correlation with the decrease in income before income taxes compared to the prior year. In addition, costs recorded at Corporate related to our standby repurchase obligations on dealer inventory decreased $800 due to lower dealer inventory levels, and sales and marketing costs also decreased by $632.

Corporate interest and other income and expense was $3,296 of net expense for the three months ended October 31, 2018 compared to $397 of net income for the three months ended October 31, 2017. This increase in net expense of $3,693 is primarily due to the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in net expense of $2,295 in the current-year period as compared to net income of $1,274 in the prior-year period, an increase in expense of $3,569. The three months ended October 31, 2018 also included a $1,483 operating loss related to the joint venture as discussed in Note 8 to the Condensed Consolidated Financial Statements. These increases in expense were partially offset by interest expense and fees on the revolving credit facility of $729 in the current-year period as compared to $1,257 in the prior-year period, a decrease in expense of $528 as a result of the lower outstanding debt balances.

Acquisition-related costs were $57,089 for the three months ended October 31, 2018 and include all costs related to the acquisition of Erwin Hymer Group as described in Note 16 to the Condensed Consolidated Financial Statements. These Corporate costs included a non-cash foreign currency forward contract loss of $42,555, as the U.S. Dollar strengthened against the Euro. The remaining $14,534 related primarily to legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, rating agency fees related to obtaining debt financing and regulatory review costs.

The overall effective income tax rate for the three months ended October 31, 2018 was 55.7% compared with 31.4% for the three months ended October 31, 2017. The primary reasons for the change in the overall effective income tax rate between the comparable periods are the non-deductible foreign currency forward contract loss noted in Note 15 to the Condensed Consolidated Financial Statements and the reduction in the US federal corporate income tax rate for the three months ended October 31, 2018 as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2018 compared to the three months ended October 31, 2017:

	Three Months Ended October 31, 2018	% of Segment Net Sales	Three Months Ended October 31, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$761,484	59.5	$993,604	61.4	$(232,120)	(23.4)
Fifth Wheels	517,614	40.5	624,897	38.6	(107,283)	(17.2)

Total Towables	$1,279,098	100.0	$1,618,501	100.0	$(339,403)	(21.0)

	Three Months Ended October 31, 2018	% of Segment Shipments	Three Months Ended October 31, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	37,497	76.4	51,668	78.2	(14,171)	(27.4)
Fifth Wheels	11,571	23.6	14,427	21.8	(2,856)	(19.8)

Total Towables	49,068	100.0	66,095	100.0	(17,027)	(25.8)

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers and Other	4.0
Fifth Wheels	2.6
Total Towables	4.8

The decrease in total towables net sales of 21.0% compared to the prior-year quarter resulted from a 25.8% decrease in unit shipments and a 4.8% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended October 31, 2018, combined travel trailer and fifth wheel wholesale unit shipments decreased 16.7% compared to the same period last year.

The increases in the overall net price per unit within the travel trailer and other product lines of 4.0% and the fifth wheel product lines of 2.6% were both primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold decreased $236,382 to $1,125,406, or 88.0% of towables net sales, for the three months ended October 31, 2018 compared to $1,361,788 or 84.1% of towables net sales, for the three months ended October 31, 2017. The changes in material, labor, freight-out and warranty costs comprised $229,217 of the $236,382 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales increased to 81.9% for the three months ended October 31, 2018 compared to 78.8% for the three months ended October 31, 2017. This increase in percentage was primarily the result of an increase in the material cost percentage to net sales, primarily due to an increase in discounts and sales incentives, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage. In addition, material cost increases exceeded the favorable impact of selective net price increases since the prior-year period. The warranty cost percentage to net sales also increased. Total manufacturing overhead decreased $7,165 with the decrease in sales, but increased as a percentage of towables net sales from 5.3% to 6.1%, as the decreased production resulted in higher overhead costs per unit sold.

Towables gross profit decreased $103,021 to $153,692, or 12.0% of towables net sales, for the three months ended October 31, 2018 compared to $256,713, or 15.9% of towables net sales, for the three months ended October 31, 2017. The decrease in gross profit is primarily due to the 25.8% decrease in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $69,082, or 5.4% of towables net sales, for the three months ended October 31, 2018 compared to $86,760, or 5.4% of towables net sales, for the three months ended October 31, 2017. The primary reason for the $17,678 decrease was decreased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $17,293. The overall selling, general and administrative expense as a percentage of towables net sales remained the same at 5.4% of towables net sales for both periods.

Towables income before income taxes was $74,550, or 5.8% of towables net sales, for the three months ended October 31, 2018 compared to $158,851 or 9.8% of towables net sales, for the three months ended October 31, 2017. The primary reasons for the decrease in percentage was the increase in the cost of products sold percentage noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2018 compared to the three months ended October 31, 2017:

	Three Months Ended October 31, 2018	% of Segment Net Sales	Three Months Ended October 31, 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$227,274	52.7	$252,423	44.5	$(25,149)	(10.0)
Class C	184,384	42.8	286,666	50.6	(102,282)	(35.7)
Class B	19,540	4.5	27,522	4.9	(7,982)	(29.0)

Total Motorized	$431,198	100.0	$566,611	100.0	$(135,413)	(23.9)

	Three Months Ended October 31, 2018	% of Segment Shipments	Three Months Ended October 31, 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,672	38.3	2,267	33.1	(595)	(26.2)
Class C	2,557	58.6	4,364	63.8	(1,807)	(41.4)
Class B	137	3.1	212	3.1	(75)	(35.4)

Total Motorized	4,366	100.0	6,843	100.0	(2,477)	(36.2)

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Motorized
Class A	16.2
Class C	5.7
Class B	6.4
Total Motorized	12.3

The decrease in total motorized net sales of 23.9% compared to the prior-year quarter resulted from a 36.2% decrease in unit shipments and a 12.3% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended October 31, 2018, combined motorhome wholesale unit shipments decreased 16.9% compared to the same period last year.

The increase in the overall net price per unit within the Class A product line of 16.2% was primarily due to a shift in the concentration of sales toward the generally larger and more expensive diesel units from the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 5.7% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 6.4% is primarily due to the introduction of a new, higher-priced model and more option content per unit in the current-year period.

Cost of products sold decreased $115,740 to $386,968, or 89.7% of motorized net sales, for the three months ended October 31, 2018 compared to $502,708, or 88.7% of motorized net sales, for the three months ended October 31, 2017. The changes in material, labor, freight-out and warranty costs comprised $113,252 of the $115,740 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales increased to 85.2% for the three months ended October 31, 2018 compared to 84.8% for the three months ended October 31, 2017. This increase in percentage was primarily the result of an increase in the warranty cost percentage. Total manufacturing overhead decreased $2,488 with the volume decrease, but increased as a percentage of motorized net sales from 3.9% to 4.5%, as the decrease in production resulted in higher overhead costs per unit sold.

Motorized gross profit decreased $19,673 to $44,230, or 10.3% of motorized net sales, for the three months ended October 31, 2018 compared to $63,903, or 11.3% of motorized net sales, for the three months ended October 31, 2017. The decrease in gross profit was due primarily to the 36.2% decrease in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $21,252, or 4.9% of motorized net sales, for the three months ended October 31, 2018 compared to $26,708, or 4.7% of motorized net sales, for the three months ended October 31, 2017. The $5,456 decrease was primarily due to decreased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $4,669. In addition, legal, professional and related settlement costs decreased $984.

Motorized income before income taxes was $21,712, or 5.0% of motorized net sales, for the three months ended October 31, 2018 compared to $37,586, or 6.6% of motorized net sales, for the three months ended October 31, 2017. The primary reason for this decrease in percentage was the impact of the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

Financial Condition and Liquidity

As of October 31, 2018, we had $224,921 in cash and cash equivalents compared to $275,249 on July 31, 2018. The components of this $50,328 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to capital expenditures of $34,453, and cash used in operations of $15,834.

Working capital at October 31, 2018 was $525,191, which included a $42,555 foreign currency forward contract liability, compared to $542,344 at July 31, 2018. This decrease is primarily attributable to the impact of the foreign currency forward contract liability, partially offset by seasonal increases in accounts receivable and the increase in inventory due to increased production lines. Capital expenditures of $34,453 for the three months ended October 31, 2018 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from continuing operations, along with funds available under the current revolving asset-based credit facility, will be sufficient to fund expected future operational requirements for the foreseeable future. As discussed in Note 16 to the Condensed Consolidated Financial Statements, in September 2018 we obtained financing commitments for an asset-based credit facility and a term loan to fund the pending acquisition of Erwin Hymer Group. Upon closing of this pending acquisition, these new financing commitments will replace the current asset-based facility obtained in conjunction with the Jayco acquisition, and any remaining unamortized facility fees related to the current facility, which totaled $4,186 at October 31, 2018, will become fully amortized when the existing facility is replaced.

Our main priorities for the use of current and future available cash generated from operations include funding our growth, both organically and through acquisitions, maintaining and growing our regular dividends over time, reducing indebtedness incurred in connection with the acquisition of the Erwin Hymer Group as discussed in Note 16 to the Condensed Consolidated Financial Statements and repurchasing shares under the share repurchase program as discussed in Note 14 to the Condensed Consolidated Financial Statements. Special dividends or strategic share repurchases, as determined by the Company’s Board, will also continue to be considered.

In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2019 of approximately $100,000, primarily for the continued expansion of our facilities and replacing and upgrading machinery, equipment and other assets to be used in the ordinary course of business. We may also consider additional strategic growth acquisitions that complement or expand our ongoing operations.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under asset-based lines of credit, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payment of dividends under the existing debt facility include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreement. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to any then-existing credit facility, applicable legal limitations and determination by the Board.

Operating Activities

Net cash used in operating activities for the three months ended October 31, 2018 was $15,834 as compared to net cash provided by operating activities of $13,415 for the three months ended October 31, 2017.

For the three months ended October 31, 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, foreign currency forward contract loss, deferred income tax benefit and stock-based compensation) provided $83,708 of operating cash. The change in net working capital used $99,542 of operating cash during that period, due to a seasonal increase in accounts receivable and an inventory increase in conjunction with the increases in production facilities and lines. Income tax payments also exceeded the income tax provision during the period, and accounts payable decreased due to the timing of payments for inventory.

For the three months ended October 31, 2017, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $148,989 of operating cash. The changes in working capital used $135,574 of operating cash during that period, primarily the result of a larger than usual seasonal increase in accounts receivable due to both the timing of shipments and the increase in sales. Inventory also increased in correlation with the increases in backlog and production facilities and lines, and required income tax payments exceeded the income tax provision during the period as well. These increases were partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2018 was $34,392, primarily due to capital expenditures of $34,453.

Net cash used in investing activities for the three months ended October 31, 2017 was $30,116, primarily due to capital expenditures of $34,283, partially offset by proceeds received on the dispositions of property, plant and equipment of $3,526.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2018 was $102. During the first quarter of fiscal 2019, the Company’s Board approved and declared the payment of a regular quarterly dividend of $0.39 per share for the first quarter of fiscal 2019, but this dividend, totaling $20,595, was not paid until the second quarter of fiscal 2019.

Net cash used in financing activities for the three months ended October 31, 2017 was $55,094, primarily for principal payments on the revolving credit facility totaling $55,000. During the first quarter of fiscal 2018, the Company’s Board of Directors approved and declared the payment of a regular quarterly dividend of $0.37 per share for the first quarter of fiscal 2018, but this dividend, totaling $19,497, was not paid until the second quarter of fiscal 2018.

The Company increased its previous regular quarterly dividend of $0.37 per share to $0.39 per share in October 2018. In October 2017, the Company increased its previous regular quarterly dividend of $0.33 per share to $0.37 per share.

Accounting Pronouncements

Reference is made to Note 1 of our Condensed Consolidated Financial Statements contained in this report for a summary of recently issued accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings), our results of operations and cash flows for the three months ended October 31, 2018 and October 31, 2017 would not have been materially affected.

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

During the quarter ended October 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Sale and Purchase Agreement dated as of September 18, 2018 (the “Sale and Purchase Agreement”), by and among the Company, Tyr Holdings Gmbh & Co. AG, a wholly-owned subsidiary of the Company and the selling parties identified therein.*

10.1	Financing Commitment Letter by and among the Company, JPMorgan Chase Bank, N.A. and Barclays Bank PLC

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification

32.1	Chief Executive Officer’s Section 1350 Certification

32.2	Chief Financial Officer’s Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

*

Certain schedules and exhibits referenced in the Sale and Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: December 6, 2018	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: December 6, 2018	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer