Form 10-Q
period 2019-01-31
THOR INDUSTRIES INC
filed 2019-03-06
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2019.

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

                                            Yes      ☐                                                                  No      ☑

As of February 28, 2019, 55,063,473 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$305,833	$275,249
Accounts receivable, trade, net	325,783	467,488
Accounts receivable, other, net	18,999	19,747
Inventories, net	561,842	537,909
Prepaid income taxes, expenses and other	35,699	11,281

Total current assets	1,248,156	1,311,674

Property, plant and equipment, net	550,471	522,054

Other assets:
Goodwill	377,693	377,693
Amortizable intangible assets, net	363,231	388,348
Deferred income taxes, net	80,205	78,444
Equity investment in joint venture	48,264	48,463
Other	62,178	51,989

Total other assets	931,571	944,937

TOTAL ASSETS	$2,730,198	$2,778,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,881	$286,974
Accrued liabilities:
Compensation and related items	59,183	97,122
Product warranties	257,869	264,928
Income and other taxes	16,285	19,345
Promotions and rebates	72,945	59,133
Product, property and related liabilities	13,092	17,815
Foreign currency forward contract liability	73,707	—
Other	37,681	24,013

Total current liabilities	750,643	769,330

Unrecognized tax benefits	10,562	12,446
Other liabilities	62,062	59,148

Total long-term liabilities	72,624	71,594

Contingent liabilities and commitments	—	—

Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 62,933,415 and 62,765,824 shares, respectively	6,293	6,277
Additional paid-in capital	263,899	252,204
Retained earnings	1,984,885	2,022,988
Less treasury shares of 10,126,434 and 10,070,459, respectively, at cost	(348,146)	(343,728)

Total stockholders’ equity	1,906,931	1,937,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,730,198	$2,778,665

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net sales	$1,290,576	$1,971,560	$3,046,552	$4,203,228
Cost of products sold	1,148,980	1,701,232	2,697,700	3,599,715

Gross profit	141,596	270,328	348,852	603,513
Selling, general and administrative expenses	85,069	117,088	187,762	251,351
Amortization of intangible assets	12,526	13,796	25,117	27,354
Acquisition-related costs	42,059	—	99,148	—
Interest income	1,675	401	2,897	782
Interest expense	859	1,354	1,735	2,766
Other income (expense), net	(885)	2,574	(4,597)	5,332

Income before income taxes	1,873	141,065	33,390	328,156
Income taxes	7,290	61,313	24,854	119,998

Net and comprehensive income (loss)	$(5,417)	$79,752	$8,536	$208,158

Weighted-average common shares outstanding:
Basic	52,806,981	52,694,680	52,766,739	52,653,303
Diluted	52,867,687	52,861,140	52,883,645	52,839,752

Earnings (loss) per common share:
Basic	$(0.10)	$1.51	$0.16	$3.95
Diluted	$(0.10)	$1.51	$0.16	$3.94

Regular dividends declared and paid per common share	$0.39	$0.37	$0.78	$0.74

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2019 AND 2018 (UNAUDITED)

	Six Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,536	$208,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,463	18,619
Amortization of intangibles	25,117	27,354
Amortization of debt issuance costs	785	785
Foreign currency forward contract loss	73,707	—
Deferred income tax provision (benefit)	(84)	23,312
Gain on disposition of property, plant and equipment	(29)	(1,482)
Stock-based compensation expense	9,486	8,731
Changes in assets and liabilities:
Accounts receivable	142,453	(138,930)
Inventories	(23,933)	(129,875)
Prepaid income taxes, expenses and other	(31,693)	(7,140)
Accounts payable	(62,208)	27,235
Accrued liabilities	(30,213)	11,283
Long-term liabilities and other	1,243	8,795

Net cash provided by operating activities	134,630	56,845

Cash flows from investing activities:
Purchases of property, plant and equipment	(54,802)	(63,003)
Proceeds from dispositions of property, plant and equipment	66	3,552
Equity investment in joint venture	(3,500)	—
Other	—	960

Net cash used in investing activities	(58,236)	(58,491)

Cash flows from financing activities:
Principal payments on revolving credit facility	—	(65,000)
Regular cash dividends paid	(41,189)	(38,994)
Principal payments on capital lease obligations	(203)	(186)
Payments related to vesting of stock-based awards	(4,418)	(7,657)

Net cash used in financing activities	(45,810)	(111,837)

Net increase (decrease) in cash and cash equivalents	30,584	(113,483)
Cash and cash equivalents, beginning of period	275,249	223,258

Cash and cash equivalents, end of period	$305,833	$109,775

Supplemental cash flow information:
Income taxes paid	$57,728	$137,169
Interest paid	$1,055	$2,114

Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$490	$4,929

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except share and per share data or except as otherwise specified)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and, through its subsidiaries (collectively, the “Company” or “Thor”), currently manufactures a wide range of recreational vehicles (“RVs”) at various manufacturing facilities located primarily in Indiana, with additional facilities in Ohio, Oregon, Idaho and Michigan. These products are sold to independent, non-franchise dealers primarily throughout the United States and Canada. As discussed in more detail in Note 17 to the Condensed Consolidated Financial Statements, on September 18, 2018, the Company entered into a definitive agreement to acquire the Erwin Hymer Group SE (“Erwin Hymer Group”), the largest RV manufacturer in Europe by revenue, and on February 1, 2019 the parties closed on this transaction. Unless the context requires or indicates otherwise, all references to “Thor,” the “Company,” “we,” “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The July 31, 2018 amounts are derived from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Due to seasonality within the recreational vehicle industry, among other factors, annualizing the results of operations for the six months ended January 31, 2019 would not necessarily be indicative of the results expected for a full fiscal year.

Adoption of Revenue Recognition Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

The Company adopted ASU No. 2014-09, and all the related amendments, as of August 1, 2018, using the modified retrospective method related to all contracts as of the date of adoption. The cumulative effect of the adoption was recognized as an increase to accrued promotions and rebates of $7,127, an increase of $1,677 in deferred income tax assets, net and a $5,450 decrease to retained earnings as of August 1, 2018 on the Condensed Consolidated Balance Sheet and as reflected in Note 14 to the Condensed Consolidated Financial Statements. As of and for the three and six-month periods ended January 31, 2019, accrued promotions and rebates increased $773 and $1,506, respectively, on a pre-tax basis and Net sales were reduced by the same amount as a result of the application of this new standard. The comparative financial statements for prior periods have not been adjusted.

The adoption impact is a result of a change in the accounting for certain sales incentives, which were historically recorded as a reduction of revenue at the later of the time products were sold or the date the incentive was offered. Upon adoption of ASU No. 2014-09, these incentives are now estimated and recorded at the time of sale, which is primarily upon shipment to customers. This new standard only changes the timing of when these sales incentives are recognized, and does not change the total amount of revenue recognized. The Company did not elect to separately evaluate contract modifications occurring before the adoption date. See Note 16 to the Condensed Consolidated Financial Statements for further discussion of the Company’s revenue recognition policies and practices.

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

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales:	2019	2018	2019	2018
Recreational vehicles
Towables	$881,564	$1,373,118	$2,160,662	$2,991,619
Motorized	371,495	559,909	802,693	1,126,520

Total recreational vehicles	1,253,059	1,933,027	2,963,355	4,118,139
Other	55,114	68,013	128,962	150,932
Intercompany eliminations	(17,597)	(29,480)	(45,765)	(65,843)

Total	$1,290,576	$1,971,560	$3,046,552	$4,203,228

	Three Months Ended January 31,		Six Months Ended January 31,
Income (loss) before income taxes:	2019	2018	2019	2018
Recreational vehicles
Towables	$34,060	$116,728	$108,610	$275,579
Motorized	17,205	37,538	38,917	75,124

Total recreational vehicles	51,265	154,266	147,527	350,703
Other, net	5,950	5,290	11,860	13,773
Corporate	(55,342)	(18,491)	(125,997)	(36,320)

Total	$1,873	$141,065	$33,390	$328,156

Total assets:	January 31, 2019	July 31, 2018
Recreational vehicles
Towables	$1,541,673	$1,654,361
Motorized	474,717	492,830

Total recreational vehicles	2,016,390	2,147,191
Other, net	163,964	167,965
Corporate	549,844	463,509

Total	$2,730,198	$2,778,665

	Three Months Ended January 31,		Six Months Ended January 31,
Depreciation and intangible amortization expense:	2019	2018	2019	2018
Recreational vehicles
Towables	$16,971	$17,223	$33,602	$34,016
Motorized	3,443	2,909	6,879	5,637

Total recreational vehicles	20,414	20,132	40,481	39,653
Other	2,693	2,748	5,267	5,557
Corporate	415	395	832	763

Total	$23,522	$23,275	$46,580	$45,973

	Three Months Ended January 31,		Six Months Ended January 31,
Capital acquisitions:	2019	2018	2019	2018
Recreational vehicles
Towables	$14,255	$18,821	$36,497	$36,413
Motorized	2,809	1,754	10,228	14,069

Total recreational vehicles	17,064	20,575	46,725	50,482
Other	287	1,983	2,731	2,593
Corporate	425	7,016	461	8,591

Total	$17,776	$29,574	$49,917	$61,666

3.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Weighted-average shares outstanding for basic earnings per share	52,806,981	52,694,680	52,766,739	52,653,303
Unvested restricted stock units	60,706	166,460	116,906	186,449

Weighted-average shares outstanding assuming dilution	52,867,687	52,861,140	52,883,645	52,839,752

For the three months ended January 31, 2019 and 2018, the Company had 317,234 and 35,149 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the six months ended January 31, 2019 and 2018, the Company had 234,756 and 40,921 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive.

4.	Investments and Fair Value Measurements

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy as prescribed in ASC 820, “Fair Value Measurements and Disclosures,” and as discussed in Note 10 in the Notes to the Consolidated Financial Statements in our fiscal 2018 Form 10-K.

The financial assets that were accounted for at fair value on a recurring basis at January 31, 2019 and July 31, 2018 are as follows:

	Input Level	January 31, 2019	July 31, 2018
Cash equivalents	Level 1	$148,023	$230,319
Deferred compensation plan assets and liabilities	Level 1	$46,744	$43,316
Foreign currency forward contract liability	Level 2	$73,707	$—

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

5.	Inventories

Major classifications of inventories are as follows:

	January 31, 2019	July 31, 2018
Finished goods – RV	$106,225	$44,998
Finished goods – other	29,339	35,320
Work in process	118,361	124,703
Raw materials	245,197	258,429
Chassis	107,969	116,308

Subtotal	607,091	579,758
Excess of FIFO costs over LIFO costs	(45,249)	(41,849)

Total inventories, net	$561,842	$537,909

Of the $607,091 and $579,758 of inventories at January 31, 2019 and July 31, 2018, $327,097 and $305,990, respectively, was valued on the last-in, first-out (LIFO) basis, and $279,994 and $273,768, respectively, was valued on the first-in, first-out (FIFO) method.

6.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	January 31, 2019	July 31, 2018
Land	$62,184	$57,413
Buildings and improvements	499,252	468,824
Machinery and equipment	211,136	197,294

Total cost	772,572	723,531
Less accumulated depreciation	(222,101)	(201,477)

Property, plant and equipment, net	$550,471	$522,054

Property, plant and equipment at both January 31, 2019 and July 31, 2018 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $2,040 and $1,768 at January 31, 2019 and July 31, 2018, respectively.

7.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	January 31, 2019		July 31, 2018
	Life in Years at January 31, 2019	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	15	$404,960	$168,000	$404,960	$147,077
Trademarks	17	146,117	27,907	146,117	24,364
Design technology and other intangibles	7	18,200	10,161	18,200	9,555
Non-compete agreements	Less than 1	450	428	450	383

Total amortizable intangible assets		$569,727	$206,496	$569,727	$181,379

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2019	$50,043
For the fiscal year ending July 31, 2020	46,194
For the fiscal year ending July 31, 2021	42,860
For the fiscal year ending July 31, 2022	37,753
For the fiscal year ending July 31, 2023	30,291
For the fiscal year ending July 31, 2024 and thereafter	181,207

$388,348

Of the recorded goodwill of $377,693 at both January 31, 2019 and July 31, 2018, $334,822 relates to the towable recreational vehicle reportable segment and $42,871 relates to the Other non-reportable segment.

8.	Equity Investment

As discussed in the Company’s fiscal 2018 Form 10-K, in February 2018, the Company formed a joint venture with Tourism Holdings Limited (“thl”) called TH2connect, LLC (“TH2”).

The Company’s investment in TH2 is accounted for under the equity method of accounting. Additional investments were made in TH2 by both Thor and thl of $3,500 in the three and six-month periods ended January 2019. The Company’s share of the losses of this investment, which are included in its operating results for the three and six-month periods ended January 31, 2019, were $2,216 and $3,699, respectively, and are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income.

9.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 22% of the Company’s consolidated net sales for both of the six-month periods ended January 31, 2019 and January 31, 2018. Sales to this dealer are reported within both the towables and motorized segments. This dealer also accounted for 28% of the Company’s consolidated trade accounts receivable at January 31, 2019 and 26% at July 31, 2018. The loss of this dealer could have a material effect on the Company’s business.

10.	Product Warranties

As discussed in the Company’s fiscal 2018 Form 10-K, the Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liabilities during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Beginning balance	$271,749	$231,999	$264,928	$216,781
Provision	45,080	63,209	114,847	127,042
Payments	(58,960)	(51,898)	(121,906)	(100,513)

Ending balance	$257,869	$243,310	$257,869	$243,310

11.	Long-Term Debt

The Company has a five-year credit agreement, which was entered into on June 30, 2016 and matures on June 30, 2021. See Note 12 in the Notes to the Consolidated Financial Statements in our fiscal 2018 Form 10-K for details regarding the credit agreement. There were no borrowings outstanding under this facility at January 31, 2019 or July 31, 2018, or at any time during the three and six-month periods ended January 31, 2019. As of January 31, 2019, the available and unused credit line under the revolver was $406,327, and the Company was in compliance with the financial covenant in the credit agreement.

The Company recorded charges related to the amortization of the fees incurred to obtain this facility, which are classified as interest expense, of $392 for the three-month periods ended January 31, 2019 and January 31, 2018, and $785 for the six-month periods ended January 31, 2019 and January 31, 2018. The unamortized balance of these facility fees was $3,794 at January 31, 2019 and $4,579 at July 31, 2018, and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

This debt facility was terminated on February 1, 2019 and replaced by the new financing obtained in connection with the acquisition of the Erwin Hymer Group as discussed in Note 17 to the Condensed Consolidated Financial Statements.

12.	Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2019 was 389.1%, and the effective income tax rate for the six months ended January 31, 2019 was 74.4%. The effective rates for the periods presented include the effect of the non-deductible foreign currency forward contract loss, as noted in Note 15 to the Condensed Consolidated Financial Statements, and the effects of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which include, but are not limited to, a reduction in the US federal corporate income tax rate to 21.0%, the repeal of the domestic production deduction, and expanded limitations on the deductibility of executive compensation. The Company has now completed its accounting for the income tax effects of the Tax Cuts and Jobs Act. Under current federal income tax law, the foreign currency forward contract was characterized as a component of the acquisition of the Erwin Hymer Group discussed in Note 17 to the Condensed Consolidated Financial Statements. As a result, the foreign currency forward contract loss recognized for financial statement purposes is non-deductible for federal income tax purposes.

Within the next 12 months, the Company anticipates a decrease of approximately $4,000 in unrecognized tax benefits, and $900 in accrued interest related to unrecognized tax benefits recorded as of January 31, 2019, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

Generally, fiscal years 2015 through 2017 remain open for federal income tax purposes, and fiscal years 2013 through 2017 remain open for state and Canadian income tax purposes. The State of Indiana completed an exam of the Company for the fiscal years ended July 31, 2013 through 2015. A formal protest was submitted in response to the exam. The Company is also currently under exam by other state tax authorities for the fiscal years ended July 31, 2015 through 2017. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions related to its state income tax returns in its liability for unrecognized tax benefits.

13.	Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing, as discussed in Note 14 to the Consolidated Financial Statements in our fiscal 2018 Form 10-K, were $2,587,944 and $2,748,465 as of January 31, 2019 and July 31, 2018, respectively. The commitment term is generally up to eighteen months.

As discussed in the Company’s fiscal 2018 Form 10-K, the Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $7,124 and $7,400 as of January 31, 2019 and July 31, 2018, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements during the six-month periods ended January 31, 2019 and January 31, 2018 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Total expense recognized in the three-month periods ended January 31, 2019 and January 31, 2018 for these restricted stock unit awards and other stock-based compensation was $4,956 and $4,413, respectively. Total expense recognized in the six-month periods ended January 31, 2019 and January 31, 2018 for these restricted stock unit awards and other stock-based compensation was $9,486 and $8,731, respectively.

For the restricted stock units that vested during the six-month periods ended January 31, 2019 and January 31, 2018, portions of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the six months ended January 31, 2019 and January 31, 2018 totaled $4,418 and $7,657, respectively.

Share Repurchase Program

As discussed in the Company’s 2018 Form 10-K, on June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020. There were no repurchases under this program during the three or six-month periods ended January 31, 2019.

Retained Earnings

The components of the change in retained earnings are as follows:

Balance as of July 31, 2018	$2,022,988
Cumulative effect of the adoption of ASU No. 2014-09, net of tax	(5,450)
Net income	8,536
Dividends declared and paid	(41,189)

Balance as of January 31, 2019	$1,984,885

The cumulative effect of the change in accounting principle relates to the adoption of the new revenue recognition standard as discussed in Note 1 to the Condensed Consolidated Financial Statements.

The dividends declared and paid total of $41,189 represents the regular quarterly dividend of $0.39 per share for each of the first two quarters of fiscal 2019.

15.	Foreign Currency Forward Contract

As described in more detail in Note 17 to the Condensed Consolidated Financial Statements, on September 18, 2018, the Company entered into a definitive agreement to acquire the Erwin Hymer Group SE (“Erwin Hymer Group”), the largest RV manufacturer in Europe by revenue. The purchase price was to be paid with a combination of Thor common stock and approximately 1.7 billion Euro in cash, and therefore changes in the Euro/USD exchange rate between the September 18, 2018 agreement date and the closing date could cause the purchase price to fluctuate, affecting the Company’s cash flows.

In order to reduce its exposure to foreign currency exchange rate changes in relation to the acquisition of the Erwin Hymer Group, the Company entered into a deal-contingent, foreign currency forward contract on the agreement date in the amount of 1.625 billion Euro. Hedge accounting was not applied to this instrument, and therefore all changes in fair value during the period are reported in current period earnings.

The fair value of the foreign currency forward contract, using Level 2 inputs, was $73,707 as of January 31, 2019, and is included as a current liability in the Condensed Consolidated Balance Sheet. The Level 2 inputs used in determining fair value are based on information obtained from third-party sources and include the spot rate and market-forward points. The liability was settled in connection with the close of the Erwin Hymer Group acquisition on February 1, 2019. The Company recognized non-cash charges related to this contract of $31,152 and $73,707 during the three and six-month periods ended January 31, 2019, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During the three and six-month periods ended January 31, 2019, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

Amounts billed to customers related to shipping and handling activities are included in net sales. In adopting ASU No. 2014-09, the Company elected to account for shipping and handling costs as fulfillment activities, and these costs are included in cost of sales.

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. All revenue streams are considered point in time.

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
NET SALES:
Towables
Travel Trailers and Other	$535,779	$829,318	$1,297,263	$1,822,922
Fifth Wheels	345,785	543,800	863,399	1,168,697

Total Towables	881,564	1,373,118	2,160,662	2,991,619
Motorized
Class A	173,488	257,092	400,762	509,515
Class C	182,502	278,853	366,886	565,519
Class B	15,505	23,964	35,045	51,486

Total Motorized	371,495	559,909	802,693	1,126,520
Other, primarily aluminum extruded components	55,114	68,013	128,962	150,932
Intercompany eliminations	(17,597)	(29,480)	(45,765)	(65,843)

Total	$1,290,576	$1,971,560	$3,046,552	$4,203,228

Other Practical Expedients

We do not disclose information about the transaction price allocated to the remaining performance obligations at period end because our contracts generally have original expected durations of one year or less. In addition, we expense when incurred contract acquisition costs, primarily sales commissions, because the amortization period would be one year or less.

17.	Subsequent Event—Erwin Hymer Group Acquisition

On September 18, 2018, the Company and the shareholders of Erwin Hymer Group SE (the “Erwin Hymer Group’) announced that they entered into a definitive agreement for the Company to acquire Erwin Hymer Group (“EHG”). EHG is headquartered in Bad Waldsee, Germany, and is the largest RV manufacturer in Europe, by revenue. The Company entered the definitive agreement with EHG to expand its operations into the growing European market with a long-standing European industry leader.

In accordance with the definitive agreement, consideration to be paid to the sellers at closing was to consist of approximately 1.7 billion Euro in cash and equity consisting of approximately 2.3 million shares of the Company. The Company will also assume responsibility for the debt of EHG.

On February 1, 2019, the parties closed on this transaction. In connection with the closing, the parties entered into an amendment to the purchase agreement to reflect the exclusion of EHG’s North American operations from the business operations acquired by the Company. As a result, the cash purchase price paid by the Company was reduced by 170 million Euro, and the debt obligations the Company otherwise assumed at closing were reduced by 180 million Euro.

At the closing, the Company paid cash consideration of approximately 1.5 billion Euro (approximately $1.7 billion at the exchange rate as of January 31, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers. The Company also assumed debt of EHG and its affiliates of approximately 315 million Euro (approximately $359 million at the exchange rate as of January 31, 2019), a portion of which was refinanced at closing. The cash consideration paid was funded through a combination of available cash on hand of approximately $95 million and debt financing.

The debt financing obtained in connection with the acquisition of EHG consists of two credit facility agreements, a 7 year, $2.1 billion term loan, and a 5 year, $750.0 million asset-based credit facility (ABL). The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL terminates on February 1, 2024. In connection with the closing of the transaction, the Company borrowed an aggregate amount of approximately $1.386 billion under a United States Dollar denominated term loan tranche, approximately 618 million Euro (approximately $704 million at the exchange rate as of January 31, 2019) under a Euro denominated term loan tranche, and $100 million under the ABL in order to provide funding for, among other things, the cash consideration paid to the EHG shareholders, the refinancing of specified existing EHG indebtedness, and to pay fees and expenses related to the transaction.

Under the term loan, both the U.S. and Euro term loan tranches require annual payments of 1.0% of the initial term loan balance, payable quarterly in 0.25% installments. The interest rate on the U.S. portion of the term loan will be at an annual base rate plus 2.75%, or LIBOR plus 3.75%, and the interest rate on the Euro portion will be at EURIBOR plus 4.0%, with interest on both tranches payable quarterly. In addition, the Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances). The Company may add one or more incremental term loan facilities to the term loan, subject to obtaining commitments from any participating lenders and certain other conditions. Ticking fees on the term loan, as defined in the financing commitments, were incurred for the period from December 4, 2018 through January 31, 2019 and totaled approximately $10.7 million.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL will carry interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement, with the applicable base rate and LIBOR margins being stipulated at 0.25% and 1.25%, respectively, for the third quarter of fiscal 2019 per the ABL agreement. This agreement also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty.

The ABL also contains a financial covenant, which requires the Company to maintain a consolidated fixed-charge coverage ratio of 1.0X, provided that the covenant is only applicable when adjusted excess availability falls below a certain threshold. Up to $75.0 million of the ABL is available for the issuance of letters of credit, and up to $75.0 million is available for swingline loans. The Company may also increase commitments under the ABL by up to $150.0 million by obtaining additional commitments from lenders and adhering to certain other conditions. The unused availability under the ABL is generally available to the Company for general operating purposes.

Costs incurred during the three months ended January 31, 2019 related specifically to this acquisition are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income. These costs include the impact of the change in the fair value and likelihood of closing on the foreign currency forward contract of $31,152 discussed in Note 15 above, and $10,907 of other expenses, consisting primarily of ticking fees.

Costs incurred during the six months ended January 31, 2019 related specifically to this acquisition totaled $99,148 and include the change in the fair value of the foreign currency forward contract of $73,707 discussed in Note 15 above, and $25,441 of other expenses, consisting primarily of ticking fees and legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, as well as regulatory review costs.

Due to the recent timing of the close of the acquisition, the Company has not yet allocated the purchase price to the fair value of the assets acquired and the liabilities assumed at the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except share and per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; the impact of tariffs on material or other input costs; the level and magnitude of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recently completed or announced transactions; lower consumer confidence and the level of discretionary consumer spending; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products and services; consumer preferences; the ability to efficiently utilize production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; increasing costs for freight and transportation; asset impairment charges; cost structure changes; competition; the impact of potential losses under repurchase agreements; the potential impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars; general economic, market and political conditions; and changes to investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of Erwin Hymer Group SE (the “Erwin Hymer Group”) include risks regarding the potential benefits of the acquisition and the anticipated operating synergies, the integration of the business, changes in Euro-U.S. dollar exchange rates that could impact the mark-to-market value of outstanding derivative instruments, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and Erwin Hymer Group’s business. These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2018 and in this report.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to be the largest manufacturer of RVs in North America. According to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar years ended December 31, 2018 and 2017, Thor’s combined U.S. and Canadian market share was approximately 49.8% and 50.4%, respectively, for travel trailers and fifth wheels combined and approximately 39.3% and 39.1%, respectively, for motorhomes. Our business model includes decentralized operating units, and our RV products are sold to independent, non-franchise dealers who, in turn, retail those products. Our growth has been achieved both organically and through acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic growth acquisitions.

Recent Events

Erwin Hymer Group Acquisition

On September 18, 2018, the Company and the shareholders of Erwin Hymer Group announced that they entered into a definitive agreement for the Company to acquire Erwin Hymer Group (“EHG”). EHG is headquartered in Bad Waldsee, Germany, and is the largest RV manufacturer in Europe by revenue. The Company entered into the definitive agreement with EHG to expand its operations into the growing European market with a long-standing European industry leader.

On February 1, 2019, the parties closed on this transaction. In connection with the closing, the parties entered into an amendment to the purchase agreement to reflect the exclusion of EHG’s North American operations from the business operations acquired by the Company. As a result, the cash purchase price paid by the Company was reduced by 170 million Euro, and the debt obligations the Company otherwise assumed at closing were reduced by 180 million Euro.

At the closing, the Company paid cash consideration of approximately 1.5 billion Euro (approximately $1.7 billion at the exchange rate as of January 31, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers. The Company also assumed debt of EHG and its affiliates of approximately 315 million Euro (approximately $359 million at the exchange rate as of January 31, 2019), a portion of which was refinanced at closing. The cash consideration paid was funded through a combination of available cash on hand of approximately $95 million and debt financing.

The debt financing obtained in connection with the acquisition of EHG consists of two credit facility agreements, a 7 year, $2.1 billion term loan, and a 5 year, $750.0 million asset-based credit facility (ABL). The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL terminates on February 1, 2024. In connection with the closing of the transaction, the Company borrowed an aggregate amount of approximately $1.386 billion under a United States Dollar denominated term loan, approximately 618 million Euro (approximately $704 million as of January 31, 2019) under a Euro denominated term loan, and $100 million under the ABL in order to provide funding for, among other things, the cash consideration paid to the EHG shareholders, the refinancing of specified existing EHG indebtedness, and to pay fees and expenses related to the transaction.

Under the term loan, both the U.S. and Euro term loan tranches require annual payments of 1.0% of the initial term loan balance, payable quarterly in 0.25% installments. The interest rate on the U.S. portion of the term loan will be at an annual base rate plus 2.75%, or LIBOR plus 3.75%, and the interest rate on the Euro portion will be at EURIBOR plus 4.0%, with interest on both tranches payable quarterly. Ticking fees on the term loan, as defined in the financing commitments, were incurred for the period from December 4, 2018 through January 31, 2019 and totaled approximately $10.7 million.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL will carry interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement, with the applicable base rate and LIBOR margins being stipulated at 0.25% and 1.25%, respectively, for the third quarter of fiscal 2019 per the ABL agreement. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty. The ABL also contains a financial covenant, which requires the Company to maintain a consolidated fixed-charge coverage ratio of 1.0X, provided that the covenant is only applicable when adjusted excess availability falls below a certain threshold. The unused availability under the ABL is generally available to the Company for general operating purposes.

All costs incurred in the three and six-month periods ended January 31, 2019 related to this acquisition, including the foreign currency forward contract loss and certain ticking fees, legal, advisory and other costs as discussed in Notes 15 and 17 to the Condensed Consolidated Financial Statements, are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

Share Repurchase Program

On June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020. There were no repurchases under this program during the three or six-month periods ended January 31, 2019.

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

For the remainder of fiscal 2019, after considering the lower federal income tax rate of 21.0%, an estimated blended state income tax rate, the elimination of the Code Section 199 deduction and the limitations on the deductibility of executive compensation, the Company currently estimates an overall effective U.S. income tax rate between 23.0% and 25.0%, before consideration of any discrete tax items and the acquisition of the Erwin Hymer Group, as described in Note 17, which closed on February 1, 2019. The effective tax rate for the Erwin Hymer Group is preliminarily estimated to be generally consistent with the Company’s current estimated U.S. income tax rate, however, the Company will consider the tax impacts of the acquisition in its 2019 fiscal third quarter ending April 30, 2019.

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

RV dealer inventory of Thor products as of January 31, 2019 decreased 11.4% to approximately 137,900 units, compared to approximately 155,650 units as of January 31, 2018. We believe our dealer inventory levels are approaching appropriate levels for seasonal consumer demand and are progressing toward more normalized levels.

Thor’s RV backlog as of January 31, 2019 decreased $1,346,461, or 48.1%, to $1,451,896 compared to $2,798,357 as of January 31, 2018, with the decrease partially attributable to our capacity expansions since the prior year, which allows for quicker production and delivery of units to dealers, and the existing dealer inventory levels noted above.

Industry Wholesale Statistics

Key wholesale statistics for the RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase (Decrease)	% Change
	2018	2017
Towable Units	426,087	441,961	(15,874)	(3.6)
Motorized Units	57,585	62,638	(5,053)	(8.1)

Total	483,672	504,599	(20,927)	(4.1)

According to their most recent forecast published in February 2019, RVIA has forecasted that 2019 calendar year shipments for towables and motorized units will ease back to approximately 407,900 and 52,200 units, respectively, for a total of 460,100 units, a decline of 4.9% from the 2018 calendar year shipments. RVIA noted that except for the past two calendar years, total RV shipments for 2019 are expected to be higher than in any prior year since 1973.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the RV industry, and that annual RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales once dealer inventory levels are adjusted to generally normalized levels, which we expect to happen during the second half of fiscal 2019.

Key retail statistics for the RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2018	2017		Change
Towable Units	430,341	413,602	16,739	4.0
Motorized Units	57,552	57,498	54	0.1

Total	487,893	471,100	16,793	3.6

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar years ended December 31, 2018 and 2017 to correspond to the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		(Decrease)%
	2018	2017		Change
Towable Units	211,164	232,231	(21,067)	(9.1)
Motorized Units	21,290	26,029	(4,739)	(18.2)

Total	232,454	258,260	(25,806)	(10.0)

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2018 and 2017 to correspond to the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2018	2017		Change
Towable Units	209,740	203,333	6,407	3.2
Motorized Units	22,642	22,459	183	0.8

Total	232,382	225,792	6,590	2.9

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Our outlook for future growth in retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel prices. Assuming continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates with modest rate increases and the absence of negative economic factors, we would expect to see continued long-term growth in the RV industry.

A positive long-term outlook for the RV segment is supported by continued demographic diversification. While consumers between the ages of 55 and 74 still account for the majority of RV retail sales, there is strong interest and growing retail momentum with the younger “generation X” and “millennials” segments. Not surprisingly, behavioral attributes confirm these groups as being more active, tech savvy, well researched, open to new ideas, seeking new experiences and very family centric, specifically when it comes to cross-generational family activities like RV’ing, camping and time spent outdoors.

Since 2014, Kampgrounds of America (KOA) has measured an increase of 6 million new camper households and in 2018 KOA projected a 45% rise in frequency among all camping families; largely driven by millennials with 6 in 10 having tried a new camping destination in 2017. Younger consumers are also redefining cultural views on “vacation” and opting instead for 50 to 100 mile getaways within driving distance to home or school. Given the importance younger consumers and millennial households place on family, quality experiences, technology and time, we are well-positioned to provide the innovative product offerings which deliver the lifestyle experiences that complement millennial expectations.

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

Economic or industry-wide factors affecting our RV business include the costs of commodities, the impact of actual or threatened tariffs on commodity costs, and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We have not experienced any significant unusual supply constraints from our chassis suppliers recently. The recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. We believe that the current supply of chassis used in our motorized RV production is generally adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

	Three Months Ended January 31, 2019		Three Months Ended January 31, 2018		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$881,564		$1,373,118		$(491,554)	(35.8)
Motorized	371,495		559,909		(188,414)	(33.7)

Total recreational vehicles	1,253,059		1,933,027		(679,968)	(35.2)
Other	55,114		68,013		(12,899)	(19.0)
Intercompany eliminations	(17,597)		(29,480)		11,883	40.3

Total	$1,290,576		$1,971,560		$(680,984)	(34.5)

# OF UNITS:
Recreational vehicles
Towables	32,758		55,346		(22,588)	(40.8)
Motorized	4,092		6,735		(2,643)	(39.2)

Total	36,850		62,081		(25,231)	(40.6)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$96,510	10.9	$198,305	14.4	$(101,795)	(51.3)
Motorized	36,282	9.8	62,961	11.2	(26,679)	(42.4)

Total recreational vehicles	132,792	10.6	261,266	13.5	(128,474)	(49.2)
Other, net	8,804	16.0	9,062	13.3	(258)	(2.8)

Total	$141,596	11.0	$270,328	13.7	$(128,732)	(47.6)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$52,433	5.9	$70,367	5.1	$(17,934)	(25.5)
Motorized	17,808	4.8	24,309	4.3	(6,501)	(26.7)

Total recreational vehicles	70,241	5.6	94,676	4.9	(24,435)	(25.8)
Other	1,912	3.5	2,239	3.3	(327)	(14.6)
Corporate	12,916	—	20,173	—	(7,257)	(36.0)

Total	$85,069	6.6	$117,088	5.9	$(32,019)	(27.3)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$34,060	3.9	$116,728	8.5	$(82,668)	(70.8)
Motorized	17,205	4.6	37,538	6.7	(20,333)	(54.2)

Total recreational vehicles	51,265	4.1	154,266	8.0	(103,001)	(66.8)
Other, net	5,950	10.8	5,290	7.8	660	12.5
Corporate	(55,342)	—	(18,491)	—	(36,851)	(199.3)

Total	$1,873	0.1	$141,065	7.2	$(139,192)	(98.7)

ORDER BACKLOG:	As of January 31, 2019	As of January 31, 2018	Change Amount	% Change
Recreational vehicles
Towables	$812,020	$1,816,520	$(1,004,500)	(55.3)
Motorized	639,876	981,837	(341,961)	(34.8)

Total	$1,451,896	$2,798,357	$(1,346,461)	(48.1)

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2019 decreased $680,984, or 34.5%, compared to the three months ended January 31, 2018. Consolidated gross profit for the three months ended January 31, 2019 decreased $128,732, or 47.6%, compared to the three months ended January 31, 2018. Consolidated gross profit was 11.0% of consolidated net sales for the three months ended January 31, 2019 and 13.7% for the three months ended January 31, 2018.

Selling, general and administrative expenses for the three months ended January 31, 2019 decreased $32,019, or 27.3%, compared to the three months ended January 31, 2018. Amortization of intangible assets expense for the three months ended January 31, 2019 decreased $1,270, or 9.2%, compared to the three months ended January 31, 2018, primarily due to lower dealer network amortization as compared to the prior-year period. Acquisition-related costs totaled $42,059 for the three months ended January 31, 2019. Income before income taxes for the three months ended January 31, 2019 was $1,873, as compared to $141,065 for the three months ended January 31, 2018, a decrease of $139,192, or 98.7%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $7,257 to $12,916 for the three months ended January 31, 2019 compared to $20,173 for the three months ended January 31, 2018, a decrease of 36.0%. This decrease includes a decrease of $2,166 in incentive compensation in correlation with the decrease in income before income taxes compared to the prior year. Deferred compensation expense also decreased $1,519, which relates to the equal and offsetting increase in other expense related to the deferred compensation plan assets as noted below. In addition, costs recorded at Corporate related to our standby repurchase obligations on dealer inventory decreased $1,850 due to lower dealer inventory levels, and sales and marketing costs also decreased by $2,125.

Acquisition-related costs were $42,059 for the three months ended January 31, 2019 and include all costs related to the acquisition of Erwin Hymer Group as described in Note 17 to the Condensed Consolidated Financial Statements. These Corporate costs included a non-cash foreign currency forward contract loss of $31,152, with the remaining $10,907 primarily related to ticking fees.

Corporate interest and other income and expense was $367 of net expense for the three months ended January 31, 2019 compared to $1,682 of net income for the three months ended January 31, 2018. This increase in net expense of $2,049 is primarily due to the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in net income of $941 in the current-year period as compared to net income of $2,460 in the prior-year period, a decrease in income of $1,519. The three months ended January 31, 2019 also included a $2,216 operating loss related to the joint venture as discussed in Note 8 to the Condensed Consolidated Financial Statements. These increases in expense were partially offset by increased interest income of $1,273 on higher average cash balances as compared to the prior-year period, and interest expense and fees on the revolving credit facility decreased $487 as a result of the lower outstanding debt balances.

The overall effective income tax rate for the three months ended January 31, 2019 was 389.1% compared with 43.5% for the three months ended January 31, 2018. The primary reason for the change in the overall effective income tax rate between the comparable periods is the non-deductible foreign currency forward contract loss noted in Note 15 to the Condensed Consolidated Financial Statements. The effective income tax rate for the three months ended January 31, 2019, without considering the tax effect of the forward contract loss, would have been approximately 24%. Income tax expense for the three months ended January 31, 2018 included additional tax expense resulting from the revaluation of the Company’s net deferred tax assets in connection with the Tax Cuts and Jobs Act enacted December 22, 2017. The effective income tax rates for both three-month periods were impacted by the reduction in the US federal corporate income tax rate along with the other tax impacts as a result of the enactment of the Tax Cuts and Jobs Act.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2019 compared to the three months ended January 31, 2018:

	Three Months Ended January 31, 2019	% of Segment Net Sales	Three Months Ended January 31, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$535,779	60.8	$829,318	60.4	$(293,539)	(35.4)
Fifth Wheels	345,785	39.2	543,800	39.6	(198,015)	(36.4)

Total Towables	$881,564	100.0	$1,373,118	100.0	$(491,554)	(35.8)

	Three Months Ended January 31, 2019	% of Segment Shipments	Three Months Ended January 31, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	25,222	77.0	42,979	77.7	(17,757)	(41.3)
Fifth Wheels	7,536	23.0	12,367	22.3	(4,831)	(39.1)

Total Towables	32,758	100.0	55,346	100.0	(22,588)	(40.8)

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers and Other	5.9
Fifth Wheels	2.7
Total Towables	5.0

The decrease in total towables net sales of 35.8% compared to the prior-year quarter resulted from a 40.8% decrease in unit shipments and a 5.0% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended January 31, 2019, combined travel trailer and fifth wheel wholesale unit shipments decreased 28.1% compared to the same period last year. According to statistics published by Stat Surveys, for the three-month periods ended December 31, 2018 and 2017, our market share for travel trailers and fifth wheels combined was 48.1% and 48.5%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 5.9% and the fifth wheel product lines of 2.7% were both primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold decreased $389,759 to $785,054, or 89.1% of towables net sales, for the three months ended January 31, 2019 compared to $1,174,813 or 85.6% of towables net sales, for the three months ended January 31, 2018. The changes in material, labor, freight-out and warranty costs comprised $375,911 of the $389,759 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales increased to 81.2% for the three months ended January 31, 2019 compared to 79.5% for the three months ended January 31, 2018. This increase in percentage was primarily the result of an increase in the material cost percentage to net sales, primarily due to an increase in discounts and sales incentives, which effectively decreases net sales and therefore increases the unit material cost percentage. The warranty cost percentage to net sales also increased slightly. Total manufacturing overhead decreased $13,848 with the decrease in sales, but increased as a percentage of towables net sales from 6.1% to 7.9%, as the decreased production resulted in higher overhead costs per unit sold.

Towables gross profit decreased $101,795 to $96,510, or 10.9% of towables net sales, for the three months ended January 31, 2019 compared to $198,305, or 14.4% of towables net sales, for the three months ended January 31, 2018. The decrease in gross profit is primarily due to the 40.8% decrease in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $52,433, or 5.9% of towables net sales, for the three months ended January 31, 2019 compared to $70,367, or 5.1% of towables net sales, for the three months ended January 31, 2018. The primary reason for the $17,934 decrease was decreased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $18,859. Sales-related travel, advertising and promotional costs also decreased $2,958, primarily due to reduced trade show costs with the elimination of the national Louisville RV trade show historically held in late November or early December of each year. These decreases were partially offset by an increase of $4,213 in legal, professional and related settlement costs, primarily due to the prior-year period being favorably impacted by reductions in the estimated costs to satisfy certain outstanding legal liability and product recall costs. The increase in the overall selling, general and administrative expense as a percentage of towables net sales is primarily due to the increased legal, professional and settlement costs noted above.

Towables income before income taxes was $34,060, or 3.9% of towables net sales, for the three months ended January 31, 2019 compared to $116,728 or 8.5% of towables net sales, for the three months ended January 31, 2018. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative percentages noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2019 compared to the three months ended January 31, 2018:

	Three Months Ended January 31, 2019	% of Segment Net Sales	Three Months Ended January 31, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$173,488	46.7	$257,092	45.9	$(83,604)	(32.5)
Class C	182,502	49.1	278,853	49.8	(96,351)	(34.6)
Class B	15,505	4.2	23,964	4.3	(8,459)	(35.3)

Total Motorized	$371,495	100.0	$559,909	100.0	$(188,414)	(33.7)

	Three Months Ended January 31, 2019	% of Segment Shipments	Three Months Ended January 31, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	1,392	34.0	2,364	35.1	(972)	(41.1)
Class C	2,589	63.3	4,191	62.2	(1,602)	(38.2)
Class B	111	2.7	180	2.7	(69)	(38.3)

Total Motorized	4,092	100.0	6,735	100.0	(2,643)	(39.2)

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Motorized
Class A	8.6
Class C	3.6
Class B	3.0
Total Motorized	5.5

The decrease in total motorized net sales of 33.7% compared to the prior-year quarter resulted from a 39.2% decrease in unit shipments and a 5.5% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended January 31, 2019, combined motorhome wholesale unit shipments decreased 27.5% compared to the same period last year. According to statistics published by Stat Surveys, for the three-month periods ended December 31, 2018 and 2017, our market share for motorhomes was 36.2% and 37.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 8.6% was primarily due to a shift in the concentration of sales toward the generally larger and more expensive diesel units from the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 3.6% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 3.0% is primarily due to the introduction of a new, higher-priced model and more option content per unit in the current-year period.

Cost of products sold decreased $161,735 to $335,213, or 90.2% of motorized net sales, for the three months ended January 31, 2019 compared to $496,948, or 88.8% of motorized net sales, for the three months ended January 31, 2018. The changes in material, labor, freight-out and warranty costs comprised $158,787 of the $161,735 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales increased slightly to 84.7% for the three months ended January 31, 2019 compared to 84.6% for the three months ended January 31, 2018. Total manufacturing overhead decreased $2,948 with the volume decrease, but increased as a percentage of motorized net sales from 4.2% to 5.5%, as the decrease in production resulted in higher overhead costs per unit sold.

Motorized gross profit decreased $26,679 to $36,282, or 9.8% of motorized net sales, for the three months ended January 31, 2019 compared to $62,961, or 11.2% of motorized net sales, for the three months ended January 31, 2018. The decrease in gross profit was due primarily to the 39.2% decrease in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $17,808, or 4.8% of motorized net sales, for the three months ended January 31, 2019 compared to $24,309, or 4.3% of motorized net sales, for the three months ended January 31, 2018. The $6,501 decrease was primarily due to decreased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $6,001. In addition, sales-related travel, advertising and promotional costs decreased $1,032, primarily due to reduced trade show costs with the recent elimination of the national Louisville RV trade show historically held in late November or early December of each year. These decreases were partially offset by an increase in legal, professional and related settlement costs of $758.

Motorized income before income taxes was $17,205, or 4.6% of motorized net sales, for the three months ended January 31, 2019 compared to $37,538, or 6.7% of motorized net sales, for the three months ended January 31, 2018. The primary reasons for this decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Six Months Ended January 31, 2019 Compared to the Six Months Ended January 31, 2018

	Six Months Ended January 31, 2019		Six Months Ended January 31, 2018		Change Amount	% Change
NET SALES:
Recreational vehicles
Towables	$2,160,662		$2,991,619		$(830,957)	(27.8)
Motorized	802,693		1,126,520		(323,827)	(28.7)

Total recreational vehicles	2,963,355		4,118,139		(1,154,784)	(28.0)
Other	128,962		150,932		(21,970)	(14.6)
Intercompany eliminations	(45,765)		(65,843)		20,078	30.5

Total	$3,046,552		$4,203,228		$(1,156,676)	(27.5)

# OF UNITS:
Recreational vehicles
Towables	81,826		121,441		(39,615)	(32.6)
Motorized	8,458		13,578		(5,120)	(37.7)

Total	90,284		135,019		(44,735)	(33.1)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
Towables	$250,202	11.6	$455,018	15.2	$(204,816)	(45.0)
Motorized	80,512	10.0	126,864	11.3	(46,352)	(36.5)

Total recreational vehicles	330,714	11.2	581,882	14.1	(251,168)	(43.2)
Other, net	18,138	14.1	21,631	14.3	(3,493)	(16.1)

Total	$348,852	11.5	$603,513	14.4	$(254,661)	(42.2)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
Towables	$121,515	5.6	$157,127	5.3	$(35,612)	(22.7)
Motorized	39,060	4.9	51,017	4.5	(11,957)	(23.4)

Total recreational vehicles	160,575	5.4	208,144	5.1	(47,569)	(22.9)
Other	4,001	3.1	4,808	3.2	(807)	(16.8)
Corporate	23,186	—	38,399	—	(15,213)	(39.6)

Total	$187,762	6.2	$251,351	6.0	$(63,589)	(25.3)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
Towables	$108,610	5.0	$275,579	9.2	$(166,969)	(60.6)
Motorized	38,917	4.8	75,124	6.7	(36,207)	(48.2)

Total recreational vehicles	147,527	5.0	350,703	8.5	(203,176)	(57.9)
Other, net	11,860	9.2	13,773	9.1	(1,913)	(13.9)
Corporate	(125,997)	—	(36,320)	—	(89,677)	(246.9)

Total	$33,390	1.1	$328,156	7.8	$(294,766)	(89.8)

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2019 decreased $1,156,676, or 27.5%, compared to the six months ended January 31, 2018. Consolidated gross profit for the six months ended January 31, 2019 decreased 254,661, or 42.2%, compared to the six months ended January 31, 2018. Consolidated gross profit was 11.5% of consolidated net sales for the six months ended January 31, 2019 and 14.4% for the six months ended January 31, 2018.

Selling, general and administrative expenses for the six months ended January 31, 2019 decreased $63,589, or 25.3%, compared to the six months ended January 31, 2018. Amortization of intangible assets expense for the six months ended January 31, 2019 decreased $2,237, or 8.2%, compared to the six months ended January 31, 2018, primarily due to lower dealer network amortization as compared to the prior-year period. Acquisition-related costs totaled $99,148 for the six months ended January 31, 2019. Income before income taxes for the six months ended January 31, 2019 was $33,390, as compared to $328,156 for the six months ended January 31, 2018, a decrease of $294,766, or 89.8%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $15,213 to $23,186 for the six months ended January 31, 2019 compared to $38,399 for the six months ended January 31, 2018, a decrease of 39.6%. This decrease includes a decrease in deferred compensation expense of $5,088, which relates to the equal and offsetting increase in other expense related to the deferred compensation plan assets as noted below. Incentive compensation also decreased $4,455 in correlation with the decrease in income before income taxes compared to the prior year. In addition, costs recorded at Corporate related to our standby repurchase obligations on dealer inventory decreased $2,650 due to lower dealer inventory levels, and sales and marketing costs also decreased by $2,757.

Acquisition-related costs were $99,148 for the six months ended January 31, 2019 and include all costs related to the acquisition of Erwin Hymer Group as described in Note 17 to the Condensed Consolidated Financial Statements. These Corporate costs included a non-cash foreign currency forward contract loss of $73,707, with the remaining $25,441 related primarily to ticking fees and legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, as well as regulatory review costs.

Corporate interest and other income and expense was $3,663 of net expense for the six months ended January 31, 2019 compared to $2,079 of net income for the six months ended January 31, 2018. This increase in net expense of $5,742 is primarily due to the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in net expense of $1,354 in the current-year period as compared to net income of $3,734 in the prior-year period, an increase in expense of $5,088. The six months ended January 31, 2019 also included a $3,699 operating loss related to the joint venture as discussed in Note 8 to the Condensed Consolidated Financial Statements. These increases in expense were partially offset by increased interest income of $2,115 on average higher cash balances as compared to the prior-year period, and interest expense and fees on the revolving credit facility decreased $1,015 as a result of the lower outstanding debt balances.

The overall effective income tax rate for the six months ended January 31, 2019 was 74.4% compared with 36.6% for the six months ended January 31, 2018. The primary reason for the change in the overall effective income tax rate between the comparable periods is the non-deductible foreign currency forward contract loss noted in Note 15 to the Condensed Consolidated Financial Statements. The effective income tax rate for the six months ended January 31, 2019, without considering the tax effect of the forward contract loss, would have been approximately 25%. The income tax rates for both six-month periods were impacted by the reduction in the US federal corporate income tax rate along with the other tax impacts as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Segment Reporting

TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2019 compared to the six months ended January 31, 2018:

	Six Months Ended January 31, 2019	% of Segment Net Sales	Six Months Ended January 31, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Towables
Travel Trailers and Other	$1,297,263	60.0	$1,822,922	60.9	$(525,659)	(28.8)
Fifth Wheels	863,399	40.0	1,168,697	39.1	(305,298)	(26.1)

Total Towables	$2,160,662	100.0	$2,991,619	100.0	$(830,957)	(27.8)

	Six Months Ended January 31, 2019	% of Segment Shipments	Six Months Ended January 31, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Towables
Travel Trailers and Other	62,719	76.6	94,647	77.9	(31,928)	(33.7)
Fifth Wheels	19,107	23.4	26,794	22.1	(7,687)	(28.7)

Total Towables	81,826	100.0	121,441	100.0	(39,615)	(32.6)

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Towables
Travel Trailers and Other	4.9
Fifth Wheels	2.6
Total Towables	4.8

The decrease in total towables net sales of 27.8% compared to the prior-year period resulted from a 32.6% decrease in unit shipments and a 4.8% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the six months ended January 31, 2019, combined travel trailer and fifth wheel wholesale unit shipments decreased 22.0% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2018 and 2017, our market share for travel trailers and fifth wheels combined was 50.1% and 50.0%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 4.9% and the fifth wheel product lines of 2.6% were both primarily due to changes in product mix and selective net price increases since the prior-year period.

Cost of products sold decreased $626,141 to $1,910,460, or 88.4% of towables net sales, for the six months ended January 31, 2019 compared to $2,536,601 or 84.8% of towables net sales, for the six months ended January 31, 2018. The changes in material, labor, freight-out and warranty costs comprised $605,128 of the $626,141 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of towables net sales increased to 81.6% for the six months ended January 31, 2019 compared to 79.2% for the six months ended January 31, 2018. This increase in percentage was primarily the result of an increase in the material cost percentage to net sales, primarily due to an increase in discounts and sales incentives, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage. In addition, material cost increases exceeded the favorable impact of selective net price increases since the prior-year period. The warranty cost percentage to net sales also increased. Total manufacturing overhead decreased $21,013 with the decrease in sales, but increased as a percentage of towables net sales from 5.6% to 6.8%, as the decreased production resulted in higher overhead costs per unit sold.

Towables gross profit decreased $204,816 to $250,202, or 11.6% of towables net sales, for the six months ended January 31, 2019 compared to $455,018, or 15.2% of towables net sales, for the six months ended January 31, 2018. The decrease in gross profit is primarily due to the 32.6% decrease in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $121,515, or 5.6% of towables net sales, for the six months ended January 31, 2019 compared to $157,127, or 5.3% of towables net sales, for the six months ended January 31, 2018. The primary reason for the $35,612 decrease was decreased towables net sales and towables income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $36,153. Sales-related travel, advertising and promotion costs also decreased $3,138, while legal, professional and related settlement costs increased $3,776.

Towables income before income taxes was $108,610, or 5.0% of towables net sales, for the six months ended January 31, 2019 compared to $275,579 or 9.2% of towables net sales, for the six months ended January 31, 2018. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative percentages noted above.

MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2019 compared to the six months ended January 31, 2018:

	Six Months Ended January 31, 2019	% of Segment Net Sales	Six Months Ended January 31, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
Motorized
Class A	$400,762	49.9	$509,515	45.2	$(108,753)	(21.3)
Class C	366,886	45.7	565,519	50.2	(198,633)	(35.1)
Class B	35,045	4.4	51,486	4.6	(16,441)	(31.9)

Total Motorized	$802,693	100.0	$1,126,520	100.0	$(323,827)	(28.7)

	Six Months Ended January 31, 2019	% of Segment Shipments	Six Months Ended January 31, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
Motorized
Class A	3,064	36.2	4,631	34.1	(1,567)	(33.8)
Class C	5,146	60.8	8,555	63.0	(3,409)	(39.8)
Class B	248	3.0	392	2.9	(144)	(36.7)

Total Motorized	8,458	100.0	13,578	100.0	(5,120)	(37.7)

Impact of Change in Product Mix and Price on Net Sales:	% Increase
Motorized
Class A	12.5
Class C	4.7
Class B	4.8
Total Motorized	9.0

The decrease in total motorized net sales of 28.7% compared to the prior-year period resulted from a 37.7% decrease in unit shipments and a 9.0% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the six months ended January 31, 2019, combined motorhome wholesale unit shipments decreased 22.1% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2018 and 2017, our market share for travel trailers and fifth wheels combined was 38.6% and 38.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 12.5% was primarily due to a shift in the concentration of sales toward the generally larger and more expensive diesel units from the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 4.7% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 4.8% is primarily due to the introduction of a new, higher-priced model and more option content per unit in the current-year period.

Cost of products sold decreased $277,475 to $722,181, or 90.0% of motorized net sales, for the six months ended January 31, 2019 compared to $999,656, or 88.7% of motorized net sales, for the six months ended January 31, 2018. The changes in material, labor, freight-out and warranty costs comprised $272,040 of the $277,475 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales increased to 85.0% for the six months ended January 31, 2019 compared to 84.7% for the six months ended January 31, 2018. This increase in percentage was primarily the result of a slight increase in the warranty cost percentage. Total manufacturing overhead decreased $5,435 with the volume decrease, but increased as a percentage of motorized net sales from 4.0% to 5.0%, as the decrease in production resulted in higher overhead costs per unit sold.

Motorized gross profit decreased $46,352 to $80,512, or 10.0% of motorized net sales, for the six months ended January 31, 2019 compared to $126,864, or 11.3% of motorized net sales, for the six months ended January 31, 2018. The decrease in gross profit was due primarily to the 37.7% decrease in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $39,060, or 4.9% of motorized net sales, for the six months ended January 31, 2019 compared to $51,017, or 4.5% of motorized net sales, for the six months ended January 31, 2018. The $11,957 decrease was primarily due to decreased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $10,670. In addition, sales-related travel, advertising and promotions expenses decreased $1,032.

Motorized income before income taxes was $38,917, or 4.8% of motorized net sales, for the six months ended January 31, 2019 compared to $75,124, or 6.7% of motorized net sales, for the six months ended January 31, 2018. The primary reasons for this decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Financial Condition and Liquidity

As of January 31, 2019, we had $305,833 in cash and cash equivalents compared to $275,249 on July 31, 2018. The components of this $30,584 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable cash provided by operations of $134,630 being partially offset by capital expenditures of $54,802, and cash dividend payments of $41,189.

Working capital at January 31, 2019 was $497,513 compared to $542,344 at July 31, 2018. This decrease is primarily attributable to the impact of the foreign currency forward contract liability of $73,707 included in the January 31, 2019 total. Capital expenditures of $54,802 for the six months ended January 31, 2019 were made primarily for land and production building additions and improvements, as well as replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. As discussed in Note 17 to the Condensed Consolidated Financial Statements, on February 1, 2019 we obtained financing commitments for an asset-based credit facility and a term loan to fund the acquisition of Erwin Hymer Group (“EHG”). Upon closing of this acquisition, these new financing commitments replaced the asset-based facility in place as of January 31, 2019 obtained in conjunction with the Jayco acquisition. As such, the remaining unamortized facility fees related to this facility, which totaled $3,794 at January 31, 2019, will be expensed in the third quarter of fiscal 2019. We believe our on-hand cash and cash equivalents, and funds generated from operations, along with funds available under the new revolving asset-based credit facility obtained in conjunction with the EHG acquisition completed on February 1, 2019, will be sufficient to fund expected future operational requirements for the foreseeable future.

Our main priorities for the use of current and future available cash generated from operations include reducing indebtedness, funding our long-term growth, both organically and through acquisition, and maintaining and growing our regular dividends over time. We will also consider strategic and opportunistic repurchases of shares under the share repurchase program, as discussed in Note 14 to the Condensed Consolidated Financial Statements, and special dividends or other strategic share repurchases, as determined by the Company’s Board.

In regard to reducing indebtedness, we made debt payments of $20,000 in February 2019 on the asset-based credit facility discussed in Note 17 to the Condensed Consolidated Financial Statements. In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2019 for the Company (excluding EHG) of approximately $60,000, primarily for the construction of the new Airstream towables facility and replacing and upgrading machinery, equipment and other assets at all of our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2019 was $134,630 as compared to net cash provided by operating activities of $56,845 for the six months ended January 31, 2018.

For the six months ended January 31, 2019, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, foreign currency forward contract loss, deferred income tax benefit and stock-based compensation) provided $138,981 of operating cash. The change in net working capital used $4,351 of operating cash during that period, due in part to an increase in finished goods inventory due to January 2019 month-end shipments being delayed due to severe weather conditions and a decrease in accounts payable due to the timing of payments for inventory. Incentive compensation payables also decreased due to reduced income before income taxes, and estimated income tax payments exceeded the income tax provision during the period as well. All of these decreases were mostly offset by a reduction in accounts receivable due to reduced sales levels.

For the six months ended January 31, 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $285,477 of operating cash. The changes in working capital used $228,632 of operating cash during that period, primarily the result of a larger than usual seasonal increase in accounts receivable due to both the timing of shipments and the increase in sales. Inventory also increased in correlation with the increases in backlog and production facilities and lines, and estimated income tax payments exceeded the income tax provision during the period as well. These increases were partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2019 was $58,236, primarily due to capital expenditures of $54,802.

Net cash used in investing activities for the six months ended January 31, 2018 was $58,491, primarily due to capital expenditures of $63,003, partially offset by proceeds received on the dispositions of property, plant and equipment of $3,552.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2019 was $45,810, primarily for regular quarterly cash dividend payments of $0.39 per share for each of the first two quarters of fiscal 2019 totaling $41,189.

Net cash used in financing activities for the six months ended January 31, 2018 was $111,837, primarily for principal payments on the previous revolving credit facility totaling $65,000 and regular quarterly cash dividend payments of $0.37 per share for each of the first two quarters of fiscal 2018 totaling $38,994.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in short-term interest rates on our variable-rate debt as discussed in Note 11 to the Condensed Consolidated Financial Statements. Depending upon the borrowing option chosen, the interest charged is based upon either the Base Rate or LIBOR of a selected time period, plus an applicable margin. If interest rates increased by 0.25% (which approximates a 10% increase of the weighted-average interest rate on our borrowings), our results of operations and cash flows for the six months ended January 31, 2019 and January 31, 2018 would not have been materially affected.

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

During the quarter ended January 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, we are exposed to certain additional risks and uncertainties which could have a material adverse impact on our business, financial condition and operating results as a result of our recent acquisition.

On February 1, 2019, we completed our acquisition of Erwin Hymer Group (“EHG”). The risk factors set forth herein relate primarily to the acquisition, the related financing and the nature of EHG’s operations.

The risks described herein or in our Annual Report on Form 10-K are not the only risks facing us. New risk factors or risks that we currently deem immaterial emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may impact our business, financial condition and operating results.

The Company’s level of debt, which increased as a result of the EHG acquisition, makes us more sensitive to the effects of economic downturns; and provisions in our debt agreements could constrain the options available to us to react to changes in the economy or our industry.

Our outstanding debt increased significantly as a result of the EHG acquisition on February 1, 2019. Upon completion of the EHG acquisition, we had approximately $2.2 billion of combined indebtedness outstanding under our new term loan and ABL credit facilities. In addition, the majority of this indebtedness is currently subject to floating interest rates.

Our current level of debt makes us more vulnerable to significant changes in our results of operations because a portion of our cash flow from operations will be dedicated to servicing our debt and not available for other purposes. Our current level of debt could also impair our ability to raise additional capital, if necessary. Further increases in interest rates will increase the amount of cash required for debt service.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. Although our required annual principal payments are only 1% of the original term loan balance, with additional payments required under certain circumstances, if we do not generate sufficient cash flow to meet our debt service, capital investment and working capital requirements, we may need to reduce or cease our payments of dividends, we may be unable to repurchase our shares, or we may need to seek additional financing or sell assets.

In addition, the increased indebtedness may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use substantial amounts of cash flow to repay indebtedness, increasing borrowing costs and placing us at a disadvantage compared to competitors with lower debt obligations.

In addition, our credit facilities contain certain provisions that limit our flexibility in planning for, or reacting to, changes in our business and our industry, including limitations on our ability to:

•	declare dividends or repurchase capital stock;

•	prepay or purchase other debt;

•	incur liens;

•	make loans, guarantees, acquisitions and investments;

•	incur additional indebtedness;

•	amend or otherwise alter debt and other material agreements;

•	engage in mergers, acquisitions or asset sales; and

•	engage in transactions with affiliates.

Prior to the EHG acquisition, EHG was a privately-held company and its new obligations arising from being a part of a public company may require significant additional resources and management consideration.

Upon the completion of the EHG acquisition, EHG and its subsidiaries became subsidiaries of our consolidated Company and will need to comply with U.S. GAAP financial reporting, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that EHG establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting under U.S. GAAP, and such compliance efforts may be costly and may divert the attention of management. There are a large number of processes, policies, procedures and functions that must be integrated, or enhanced at EHG, particularly those related to the implementation of a SOX compliant control environment. The execution of these plans may lead to additional unanticipated costs and time delays. These incremental transaction and acquisition-related costs may exceed the savings we expect to achieve from the realization of efficiencies related to the combination of the businesses, particularly in the near term and in the event there are material unanticipated costs.

We assumed certain guarantees that had been previously made by EHG related to their former North American Operations

These guarantees may result in the obligation to cash settle the underlying guarantee at amounts that exceed our initial expectations if the North American Operations do not honor their underlying obligations.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Thor Industries, Inc. Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 20, 2018)

3.2	Thor Industries, Inc. Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated December 20, 2018)

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification

32.1	Chief Executive Officer’s Section 1350 Certification

32.2	Chief Financial Officer’s Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended January 31, 2019 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: March 6, 2019	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: March 6, 2019	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer