Form 10-Q
period 2019-04-30
THOR INDUSTRIES INC
filed 2019-06-10
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes      ☐                                                                  No      ☑

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock (Par value $.10 Per Share)	THO	New York Stock Exchange

As of May 31, 2019, 55,063,473 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$461,112	$275,249
Restricted cash	25,801	—
Accounts receivable, trade, net	570,914	467,488
Factored accounts receivable	215,249	—
Accounts receivable, other, net	54,948	19,747
Inventories, net	962,588	537,909
Prepaid income taxes, expenses and other	43,563	11,281

Total current assets	2,334,175	1,311,674

Property, plant and equipment, net	1,088,130	522,054

Other assets:
Goodwill	1,350,187	377,693
Amortizable intangible assets, net	999,858	388,348
Deferred income tax assets, net	77,354	78,444
Equity investment in joint ventures	47,745	48,463
Other	74,871	51,989

Total other assets	2,550,015	944,937

TOTAL ASSETS	$5,972,320	$2,778,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551,850	$286,974
Current portion of long-term debt	29,619	—
Short-term financial obligations	31,996	—
Accrued liabilities:
Compensation and related items	142,277	97,122
Product warranties	299,064	264,928
Income and other taxes	60,336	19,345
Promotions and rebates	100,950	59,133
Product, property and related liabilities	18,495	17,815
Liabilities related to factored receivables	215,249	—
Other	62,292	24,013

Total current liabilities	1,512,128	769,330

Long-term debt	2,182,289	—
Deferred income tax liabilities, net	144,291	—
Unrecognized tax benefits	11,382	12,446
Other liabilities	82,697	59,148

Total long-term liabilities	2,420,659	71,594

Contingent liabilities and commitments	`
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 65,189,907 and 62,765,824 shares, respectively	6,519	6,277
Additional paid-in capital	412,069	252,204
Retained earnings	1,996,094	2,022,988
Accumulated other comprehensive loss, net of tax	(37,891)	—
Less treasury shares of 10,126,434 and 10,070,459, respectively, at cost	(348,146)	(343,728)

Stockholders’ equity attributable to Thor Industries, Inc.	2,028,645	1,937,741
Non-controlling interests	10,888	—

Total stockholders’ equity	2,039,533	1,937,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,972,320	$2,778,665

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net sales	$2,506,583	$2,251,570	$5,553,135	$6,454,798
Cost of products sold	2,214,153	1,934,825	4,911,853	5,534,540

Gross profit	292,430	316,745	641,282	920,258
Selling, general and administrative expenses	176,983	119,449	364,745	370,800
Amortization of intangible assets	25,259	13,882	50,376	41,236
Acquisition-related costs	13,363	—	112,511	—
Interest income	2,547	460	5,444	1,242
Interest expense	35,509	1,383	37,244	4,149
Other income (expense), net	(2,340)	(1,966)	(6,937)	3,366

Income before income taxes	41,523	180,525	74,913	508,681
Income taxes	10,085	46,737	34,939	166,735

Net income	31,438	133,788	39,974	341,946
Less: net (loss) attributable to non-controlling interests	(1,246)	—	(1,246)	—

Net income attributable to Thor Industries, Inc.	$32,684	$133,788	$41,220	$341,946

Weighted-average common shares outstanding:
Basic	55,063,473	52,695,365	53,515,491	52,667,016
Diluted	55,166,067	52,853,541	53,627,627	52,844,040

Earnings per common share:
Basic	$0.59	$2.54	$0.77	$6.49
Diluted	$0.59	$2.53	$0.77	$6.47

Regular dividends declared and paid per common share:	$0.39	$0.37	$1.17	$1.11

Comprehensive income:
Net income	$31,438	$133,788	$39,974	$341,946
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(34,183)	—	(34,183)	—
Unrealized gain (loss) on derivatives, net of tax	(3,781)	—	(3,781)	—

Total other comprehensive income (loss), net of tax	(37,964)	—	(37,964)	—

Total Comprehensive income (loss)	(6,526)	133,788	2,010	341,946

Comprehensive (loss) attributable to non-controlling interest	(1,319)	—	(1,319)	—

Comprehensive income (loss) attributable to Thor Industries, Inc.	$(5,207)	$133,788	$3,329	$341,946

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2019 AND 2018 (UNAUDITED)

	Nine Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income	$39,974	$341,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,134	28,270
Amortization of intangibles	50,376	41,236
Amortization of debt issuance costs	3,441	1,177
Foreign currency forward contract loss	70,777	—
Deferred income tax provision	2,218	18,030
(Gain) loss on disposition of property, plant and equipment	127	(1,465)
Stock-based compensation expense	14,118	12,986
Changes in assets and liabilities:
Accounts receivable	17,438	(173,388)
Inventories	145,049	(146,697)
Prepaid income taxes, expenses and other	(9,090)	(14,141)
Accounts payable	(95,849)	29,595
Guarantee liabilities related to former EHG subsidiaries	(105,343)	—
Accrued liabilities	(5,182)	49,383
Long-term liabilities and other	614	10,253

Net cash provided by operating activities	175,802	197,185

Cash flows from investing activities:
Purchases of property, plant and equipment	(83,749)	(100,021)
Proceeds from dispositions of property, plant and equipment	1,281	3,656
Business acquisitions, net of cash acquired	(1,658,577)	—
Foreign currency forward contract payment related to business acquisition	(70,777)	—
Equity investment in joint venture	(5,250)	(46,902)
Other	—	1,271

Net cash used in investing activities	(1,817,072)	(141,996)

Cash flows from financing activities:
Borrowings on term-loan credit facilities	2,095,018	—
Borrowings on revolving credit facilities	100,000	—
Principal payments on term-loan credit facilities	(1,732)	—
Principal payments on revolving credit facilities	(40,000)	(65,000)
Principal payments on unsecured notes	(84,728)	—
Principal payments on other debt	(70,319)	—
Payments of debt issuance costs	(69,220)	—
Regular cash dividends paid	(62,664)	(58,492)
Principal payments on capital lease obligations	(301)	(279)
Payments related to vesting of stock-based awards	(4,418)	(7,657)
Other	(6,092)	—

Net cash provided by (used in) financing activities	1,855,544	(131,428)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,610)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	211,664	(76,239)
Cash and cash equivalents and restricted cash, beginning of period	275,249	223,258

Cash and cash equivalents and restricted cash, end of period	486,913	147,019
Less: restricted cash	25,801	—

Cash and cash equivalents, end of period	$461,112	$147,019

Supplemental cash flow information:
Income taxes paid	$69,872	$186,166
Interest paid	$24,714	$3,087

Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$6,125	$2,082
Common stock issued for business acquisition	$144,168	$—

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended April 30, 2019
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Stockholders’ Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at January 31, 2019	62,933,415	$6,293	$263,899	$1,984,885	$—	10,126,434	$(348,146)	$1,906,931	$—	$1,906,931
Net income	—	—	—	32,684	—	—	—	32,684	(1,246)	31,438
Restricted stock unit activity	—	—	(404)	—	—	—	—	(404)	—	(404)
Cash dividends $.39 per common share	—	—	—	(21,475)	—	—	—	(21,475)	—	(21,475)
Stock compensation expense	—	—	4,632	—	—	—	—	4,632	—	4,632
Other comprehensive income (loss)	—	—	—	—	(37,891)	—	—	(37,891)	(73)	(37,964)
Acquisitions	2,256,492	226	143,942	—	—	—	—	144,168	12,207	156,375

Balance at April 30, 2019	65,189,907	$6,519	$412,069	$1,996,094	$(37,891)	10,126,434	$(348,146)	$2,028,645	$10,888	$2,039,533

	Nine Months Ended April 30, 2019
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Stockholders’ Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at July 31, 2018	62,765,824	$6,277	$252,204	$2,022,988	$—	10,070,459	$(343,728)	$1,937,741	$—	$1,937,741
Net income	—	—	—	41,220	—	—	—	41,220	(1,246)	39,974
Restricted stock unit activity	167,591	16	1,805	—	—	55,975	(4,418)	(2,597)	—	(2,597)
Cash dividends $1.17 per common share	—	—	—	(62,664)	—	—	—	(62,664)	—	(62,664)
Stock compensation expense	—	—	14,118	—	—	—	—	14,118	—	14,118
Other comprehensive income (loss)	—	—	—	—	(37,891)	—	—	(37,891)	(73)	(37,964)
Cumulative effect of adoption of ASU no. 2014-09, net of tax	—	—	—	(5,450)	—	—	—	(5,450)	—	(5,450)
Acquisitions	2,256,492	226	143,942	—	—	—	—	144,168	12,207	156,375

Balance at April 30, 2019	65,189,907	$6,519	$412,069	$1,996,094	$(37,891)	10,126,434	$(348,146)	$2,028,645	$10,888	$2,039,533

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended April 30, 2018
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Stockholders’ Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at January 31, 2018	62,765,824	$6,277	$245,390	$1,839,990	$—	10,070,459	$(343,728)	$1,747,929	$—	$1,747,929
Net income	—	—	—	133,788	—	—	—	133,788	—	133,788
Restricted stock unit activity	—	—	(848)	—	—	—	—	(848)	—	(848)
Cash dividends $.37 per common share	—	—	—	(19,498)	—	—	—	(19,498)	—	(19,498)
Stock compensation expense	—	—	4,255	—	—	—	—	4,255	—	4,255
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	—	—

Balance at April 30, 2018	62,765,824	$6,277	$248,797	$1,954,280	$—	10,070,459	$(343,728)	$1,865,626	$—	$1,865,626

	Nine Months Ended April 30, 2018
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Stockholders’ Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at July 31, 2017	62,597,110	$6,260	$235,525	$1,670,826	$—	10,011,069	$(336,071)	$1,576,540	$—	$1,576,540
Net income	—	—	—	341,946	—	—	—	341,946	—	341,946
Restricted stock unit activity	168,714	17	286	—	—	59,390	(7,657)	(7,354)	—	(7,354)
Cash dividends $1.11 per common share	—	—	—	(58,492)	—	—	—	(58,492)	—	(58,492)
Stock compensation expense	—	—	12,986	—	—	—	—	12,986	—	12,986
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	—	—

Balance at April 30, 2018	62,765,824	$6,277	$248,797	$1,954,280	$—	10,070,459	$(343,728)	$1,865,626	$—	$1,865,626

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts presented in thousands except share and per share data or except as otherwise specified)

1.	Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or “Thor”), that, combined, represent the world’s largest manufacturer of recreational vehicles (“RVs”). The Company manufactures a wide variety of RVs in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. As discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements, on February 1, 2019, the Company acquired Erwin Hymer Group SE, one of the largest RV manufacturers in Europe by revenue. Unless the context requires or indicates otherwise, all references to “Thor,” the “Company,” “we,” “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The July 31, 2018 amounts are derived from the annual audited financial statements of Thor. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Due to seasonality within the recreational vehicle industry, among other factors, annualizing the results of operations for the three months or the nine months ended April 30, 2019 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

The Company adopted ASU No. 2014-09, and all the related amendments, as of August 1, 2018, using the modified retrospective method related to all contracts as of the date of adoption. The cumulative effect of the adoption was recognized as an increase to accrued promotions and rebates of $7,127, an increase of $1,677 in deferred income tax assets and a $5,450 decrease to retained earnings as of August 1, 2018 on the Condensed Consolidated Balance Sheet and as reflected in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. As of and for the three and nine-month periods ended April 30, 2019, accrued promotions and rebates increased $317 and $1,823, respectively, on a pre-tax basis and Net sales were reduced by the same amount as a result of the application of this new standard. The comparative financial statements for prior periods have not been adjusted.

The adoption impact is a result of a change in the accounting for certain sales incentives, which were historically recorded as a reduction of revenue at the later of the time products were sold or the date the incentive was offered. Upon adoption of ASU No. 2014-09, these incentives are now estimated and recorded at the time of sale, which is primarily upon shipment to customers. This new standard only changes the timing of when these sales incentives are recognized, and does not change the total amount of revenue recognized. The Company did not elect to separately evaluate contract modifications occurring before the adoption date. See Note 18 to the Condensed Consolidated Financial Statements for further discussion of the Company’s revenue recognition policies and practices.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12) “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The amendments in ASU 2017-12 more closely align the results of hedge accounting with risk management activities. ASU 2017-12 also amends the presentation and disclosure requirements and eases documentation and effectiveness assessment requirements. The Company early adopted ASU 2017-12 as of February 1, 2019. The provisions of the ASU were applied to derivatives that were designated as a hedge on February 1, 2019 or later. In accordance with ASU 2017-12, the Company recognizes the entire change in the fair value of hedge contracts in Accumulated Other Comprehensive Income (“AOCI”). The adoption did not have a material impact on the Consolidated Financial Statements as the Company did not have items designated as hedges prior to February 1, 2019.

Other Accounting Standards Not Yet Adopted

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and has subsequently issued ASU’s 2018-10—“Codification Improvements (Topic 842),” and 2018-11—“Targeted Improvements (Topic 842)” (collectively the “New Leasing Standard”), which provide guidance on the recognition, measurement, presentation, and disclosure of leases. The New Leasing Standard requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. The New Leasing Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The New Leasing Standard is effective for the Company in its fiscal year 2020 beginning on August 1, 2019. In conjunction with the recent acquisition of EHG, as discussed in Note 2, the Company is continuing to review its lease portfolio to evaluate the impact to its consolidated financial statements of adopting the New Leasing Standard and is implementing processes, procedures and controls related to lease data collection needed to determine the impact of adoption in the first quarter of fiscal year 2020. The Company plans to elect the optional transition method as well as the available package of practical expedients upon adoption.

2.	Acquisition — Erwin Hymer Group

On February 1, 2019, the Company and the shareholders of Erwin Hymer Group SE (“EHG”) closed on a transaction via which the Company acquired EHG. EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe by revenue. The Company acquired EHG in order to expand its operations into the growing European market with a long-standing European industry leader. EHG will be managed as a stand-alone operating entity that will be included in the European recreational vehicle operating segment.

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a 7 year, $2.1 billion term loan, consisting of an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a 5 year, $750.0 million asset-based credit facility (ABL) as more fully described in Note 14 to the Condensed Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

The following table summarizes the estimated fair values of the EHG assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing internal and third-party valuations of tangible and intangible assets and certain liabilities, therefore, the provisional estimates of intangible assets, fixed assets, goodwill, deferred income tax liabilities, income taxes payable and certain accrued liabilities are subject to change. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

Cash	$97,887
Inventory	593,053
Other assets	420,941
Property, plant and equipment, rental vehicles	80,132
Property, plant and equipment	452,654
Amortizable intangible assets:
Dealer network	355,601
Trademarks	126,181
Technology assets	183,536
Backlog	11,471
Goodwill	994,427
Guarantee liabilities related to former EHG North American subsidiaries	(115,668)
Other current liabilities	(841,631)
Debt - Unsecured notes	(114,710)
Debt - Other	(166,196)
Deferred income tax liabilities	(147,634)
Other long-term liabilities	(17,205)
Non-controlling interests	(12,207)

Total fair value of net assets acquired	1,900,632
Less: cash acquired	(97,887)

Total fair value of net assets acquired, less cash acquired	$1,802,745

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 17 years. The dealer network was valued based on the Discounted Cash Flow method and is amortized on an accelerated basis over 20 years. The trademarks and technology assets were valued on the Relief of Royalty method and are amortized on a straight-line basis over 20 years and 10 years, respectively. The backlog was valued based on the Discounted Cash Flow method and is amortized on a straight-line basis over a five-month period. We have recognized $994,427 of goodwill as a result of this transaction, of which approximately $238,000 will be deductible for tax purposes.

In connection with the closing of the acquisition, Thor and EHG entered into an amendment to the original September 18, 2018 purchase agreement to reflect the exclusion of EHG’s North American subsidiaries from the business operations acquired by Thor. The acquisition date balance sheet includes guarantee liabilities related to the former EHG North American subsidiaries totaling $115,668. Historically, EHG had provided guarantees for certain of its former North American subsidiaries that were assumed by Thor in the acquisition and which related to bank loans, foreign currency derivatives, certain specified supplier contracts and dealer financing arrangements, as well as a specific lease agreement. While the original term of these guarantees were generally long term in nature, the Company sought to settle these guarantees as soon as practical after the closing of the acquisition. As of April 30, 2019, the only remaining guarantees related to dealer financing and to a specific lease agreement. The Company has an accrued liability of approximately $10,300 outstanding at April 30, 2019 related to the remaining guarantees, which is included in Other current liabilities on the Condensed Consolidated Balance Sheets. This balance includes dealer financing guarantee accruals of approximately $6,700 and a lease guarantee accrual of approximately $3,600. The maximum obligation under the dealer financing guarantee as of April 30, 2019 was approximately $17,000, which is the total outstanding notional balance under the various dealer financing agreements (this amount does not consider the recovery that may be realized through the resale of repossessed vehicles). The maximum obligation for the lease guarantee approximates the accrual, which is based on the stated contract value.

The results of EHG are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income since the February 1, 2019 acquisition date. During this period, EHG recorded net sales of $767,509, gross profit of $53,981 and a net loss before income taxes of $30,947. Gross profit and net loss before income taxes includes the impact of $61,418 related to the step-up in purchase accounting of acquired inventory that was subsequently sold during the period, and net loss before tax also includes $6,743 for the amortization expense of backlog and the amortization expense of the other acquired amortizable intangibles of $6,041.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2019 acquisition of EHG had occurred at the beginning of fiscal 2018. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net sales	$2,506,583	$3,083,887	$6,766,664	$8,577,872
Net income	$42,579	$100,613	$61,418	$237,472
Basic earnings per common share	$0.77	$1.84	$1.15	$4.34
Diluted earnings per common share	$0.77	$1.83	$1.14	$4.33

The supplemental pro forma earnings for the nine-month period ended April 30, 2019 and three-month period ended April 30, 2019 were adjusted to exclude $112,511 and $13,363 of acquisition-related costs. Nonrecurring expenses related to management fees of $15,952, $1,684 and $5,451 were excluded from pro forma earnings for the nine-month period ended April 30, 2018, nine-month period ended April 30, 2019 and three-month period ended April 30, 2018, respectively. The periods presented exclude $61,418 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. EHG’s historical net income included in the totals above include nonrecurring charges related to its former North American operations in the amounts of $0 and $27,838 during the three months ended April 30, 2019 and April 30, 2018, and $52,501 and $80,070 during the nine months ended April 30, 2019 and April 30, 2018, respectively. These charges primarily consist of EHG’s guarantees to third parties for certain North American subsidiary obligations and the impairment of loan receivables due to EHG from their former North American subsidiaries.

Net costs incurred during the three months ended April 30, 2019 related specifically to this acquisition totaled $13,363 and are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income. This total includes costs of $16,293, consisting primarily of bank fees, professional and advisory integration fees and the write-off of the remaining unamortized debt fees of $3,794 related to the Company’s previous asset-based facility that was terminated on February 1, 2019 in conjunction with the new financing obtained with the EHG acquisition. These costs are partially offset by a gain of $2,930 from the change in the fair value of the foreign currency forward contract on February 1, 2019 discussed in Note 5 to the Condensed Consolidated Financial Statements.

Net costs incurred during the nine months ended April 30, 2019 related specifically to this acquisition totaled $112,511 and are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income. These costs include the losses on the foreign currency forward contract of $70,777 discussed in Note 5 below, and $41,734 of other expenses, consisting primarily of bank fees, ticking fees, legal, professional and advisory fees related to financial due diligence and implementation costs, regulatory review costs and the write-off of the remaining unamortized debt fees related to the Company’s previous asset-based facility.

3.	Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European. The North American towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Venture RV). The North American motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach. The European recreational vehicles reportable segment consists solely of the recently acquired EHG business, as discussed in Note 2 to the Condensed Consolidated Financial Statements. EHG includes the operations of 8 RV production facilities producing numerous respected and well-known brands within Europe, including Hymer, Buerstner, Carado, Dethleffs, Etrusco, Laika, LMC, Niesmann+Bischoff, Xplore, Elddis, Compass, Buccaneer, Sunlight and CrossCamp. EHG’s products include numerous types of towable and motorized recreational vehicles, including motorcaravans, caravans, campervans and other RV-related products and services.

The operations of the Company’s Postle subsidiary are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s North American towable and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of extrusion components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by Thor’s U.S.-based operating subsidiaries.

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2019	2018	2019	2018
Recreational vehicles
North American Towables	$1,237,255	$1,608,214	$3,397,917	$4,599,833
North American Motorized	459,238	598,459	1,261,931	1,724,979

Total North America	1,696,493	2,206,673	4,659,848	6,324,812
European	767,509	—	767,509	—

Total recreational vehicles	2,464,002	2,206,673	5,427,357	6,324,812
Other	69,506	82,239	198,468	233,171
Intercompany eliminations	(26,925)	(37,342)	(72,690)	(103,185)

Total	$2,506,583	$2,251,570	$5,553,135	$6,454,798

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2019	2018	2019	2018
Recreational vehicles
North American Towables	$103,715	$147,853	$212,325	$423,432
North American Motorized	25,185	38,908	64,102	114,032

Total North America	128,900	186,761	276,427	537,464
European	(30,947)	—	(30,947)	—

Total recreational vehicles	97,953	186,761	245,480	537,464
Other, net	7,868	8,872	19,728	22,645
Corporate	(64,298)	(15,108)	(190,295)	(51,428)

Total	$41,523	$180,525	$74,913	$508,681

TOTAL ASSETS:	April 30, 2019	July 31, 2018
Recreational vehicles
North American Towables	$1,593,377	$1,654,361
North American Motorized	521,187	492,830

Total North America	2,114,564	2,147,191
European	3,127,221	—

Total recreational vehicles	5,241,785	2,147,191
Other, net	160,661	167,965
Corporate	569,874	463,509

Total	$5,972,320	$2,778,665

	Three Months Ended April 30,		Nine Months Ended April 30,
DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	2019	2018	2019	2018
Recreational vehicles
North American Towables	$17,097	$17,357	$50,699	$51,373
North American Motorized	3,494	3,004	10,373	8,641

Total North America	20,591	20,361	61,072	60,014
European	27,227	—	27,227	—

Total recreational vehicles	47,818	20,361	88,299	60,014
Other	2,705	2,762	7,972	8,319
Corporate	407	410	1,239	1,173

Total	$50,930	$23,533	$97,510	$69,506

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2019	2018	2019	2018
Recreational vehicles
North American Towables	$13,013	$23,175	$49,510	$59,588
North American Motorized	3,088	10,083	13,316	24,152

Total North America	16,101	33,258	62,826	83,740
European	15,879	—	15,879	—

Total recreational vehicles	31,980	33,258	78,705	83,740
Other	248	744	2,979	3,337
Corporate	419	169	880	8,760

Total	$32,647	$34,171	$82,564	$95,837

4.	Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Weighted-average shares outstanding for basic earnings per share	55,063,473	52,695,365	53,515,491	52,667,016
Unvested restricted stock units	102,594	158,176	112,136	177,024

Weighted-average shares outstanding assuming dilution	55,166,067	52,853,541	53,627,627	52,844,040

For the three and nine months ended April 30, 2019, the Company had 127,548 and 199,020 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For both the three and nine months ended April 30, 2018, the Company did not have any unvested restricted stock units outstanding to exclude from this calculation as their effect would have been antidilutive.

5.	Derivatives and Hedging

The Company uses interest rate swap agreements, foreign currency forward contracts and certain non-derivative financial instruments to manage its risks associated with foreign currency exchange rates and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Condensed Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counter parties. These arrangements generally do not call for collateral and as of the applicable dates presented below, no cash collateral had been received or pledged related to the underlying derivatives.

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (The Company did not have any designated hedge instruments prior to February 1, 2019):

	April 30, 2019
Cash Flow Hedges	Notional	Fair Value of Assets	Fair Value in Other Current Liabilities
Foreign currency forward contracts	$32,517	$—	$820
Interest rate swap agreements	900,000	—	4,873

Total derivative financial instruments	$932,517	$—	$5,693

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of certain foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including foreign currency denominated sales. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the determination of net income as the underlying exposure being hedged. Cash flow hedged forward contracts impacting AOCI are forecasted to occur within the next 4 months.

The Company has entered into interest rate swap agreements to manage certain of its interest rate exposures. During the three months ended April 30, 2019, the Company entered into pay-fixed, receive-floating interest rate swap agreements, totaling $900,000, in order to hedge against interest rate risk relating to the Company’s floating rate debt agreements. The interest rate swaps are designated as cash flow hedges of the expected interest payments related to the Company’s LIBOR-based floating rate debt. Amounts recorded in AOCI are recognized as interest expense over the remaining life of the debt as the forecasted interest transactions occur.

Net Investment Hedges

The Company designates a portion of its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment, are included as a component of the foreign currency translation adjustment. Gains included in the foreign currency translation adjustment for both the three and nine-month periods ended April 30, 2019 were $7,379.

There were no amounts reclassified out of AOCI during the three and nine-month periods ended April 30, 2019.

Derivatives Not Designated as Hedging Instruments

As described in more detail in Note 2 to the Condensed Consolidated Financial Statements, on September 18, 2018, the Company entered into a definitive agreement to acquire EHG, which was later amended as of the February 1, 2019 closing date. The cash portion of the purchase price was denominated in Euro, and therefore the Company’s cash flows were exposed to changes in the Euro/USD exchange rate between the September 18, 2018 agreement date and the closing date.

To reduce its exposure, the Company entered into a deal-contingent, foreign currency forward contract on the September 18, 2018 agreement date in the amount of 1.625 billion Euro. Hedge accounting was not applied to this instrument, and therefore all changes in fair value were recorded in earnings.

The fair value of the foreign currency forward contract, using Level 2 inputs, was based on information obtained from third-party sources and include the spot rate and market-forward points. This liability was settled in connection with the close of the EHG acquisition on February 1, 2019 in the amount of $70,777. The Company recognized income related to this contract of $2,930 during the three months ended April 30, 2019 and expense of $70,777 during the nine months ended April 30, 2019, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended April 30, 2019	Nine Months Ended April 30, 2019
Gain (Loss) on Derivatives
Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(263)	$(263)
Interest rate swap agreements	(3,764)	(3,764)

Total gain (loss)	$(4,027)	$(4,027)

	Three Months Ended			Nine Months Ended
	April 30, 2019			April 30, 2019
		Acquisition-	Interest		Acquisition-	Interest
	Sales	Related Costs	Expense	Sales	Related Costs	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(191)	$—	$—	$(191)	$—	$—
Interest rate swap agreements	—	—	(55)	—	—	(55)
Gain (Loss) on Derivatives Not
Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	(160)	2,930	—	(160)	(70,777)	—
Interest rate swap agreements	—	—	132	—	—	132

Total gain (loss)	$(351)	$2,930	$77	$(351)	$(70,777)	$77

There were no derivative or non-derivative instruments used in hedging strategies during the three and nine-month periods ended April 30, 2018.

6.	Fair Value Measurements

The financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2019 and July 31, 2018 are as follows:

	Input Level	April 30, 2019	July 31, 2018
Cash equivalents	Level 1	$166,606	$230,319
Restricted cash	Level 1	$25,801	$—
Deferred compensation plan assets and liabilities	Level 1	$51,318	$43,316
Foreign currency forward contract liabilities	Level 2	$820	$—
Interest rate swap liability	Level 2	$4,873	$—

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The Company considers cash of 23,000 Euro ($25,801) that is pledged as collateral against certain revolving debt obligations related to its European rental fleet operations to be restricted cash.

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

Foreign currency forward exchange contracts outstanding at April 30, 2019 are used to exchange Pounds Sterling (GBP) for Euro. The total notional value of these contracts at April 30, 2019 is 25,000 GBP, and these contracts have various maturity dates through August 2019.

The Company entered into interest rate swaps to convert a portion of the Company’s long-term debt from floating rate to fixed rate debt. As of April 30, 2019, the outstanding swaps had notional contract values of $900,000, partially hedging the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026.

The fair value of forward currency contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves.

7.	Factored Accounts Receivable

Factored accounts receivable are accounts that have been sold to certain third-party finance companies providing financing to independent dealer customers of EHG. These receivables, which are subject to recourse and in which the Company retains an interest as a secured obligation, do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Liabilities related to factored receivables on the Condensed Consolidated Balance Sheets.

8.	Inventories

Major classifications of inventories are as follows:

	April 30, 2019	July 31, 2018
Finished goods – RV	$269,269	$44,998
Finished goods – other	63,656	35,320
Work in process	138,711	124,703
Raw materials	311,580	258,429
Chassis	225,321	116,308

Subtotal	1,008,537	579,758
Excess of FIFO costs over LIFO costs	(45,949)	(41,849)

Total inventories, net	$962,588	$537,909

Of the $1,008,537 and $579,758 of inventories at April 30, 2019 and July 31, 2018, $312,757 and $305,990, respectively, was valued on the last-in, first-out (LIFO) basis, and $695,780 and $273,768, respectively, was valued on the first-in, first-out (FIFO) method. The acquisition of EHG accounted for $441,081 of the $422,012 increase in FIFO inventory, and for $197,356 of the $224,271 increase in Finished goods—RV.

9.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	April 30, 2019	July 31, 2018
Land	$141,346	$57,413
Buildings and improvements	727,665	468,824
Machinery and equipment	374,429	197,294
Rental vehicles	92,389	—

Total cost	1,335,829	723,531
Less accumulated depreciation	(247,699)	(201,477)

Property, plant and equipment, net	$1,088,130	$522,054

Property, plant and equipment at both April 30, 2019 and July 31, 2018 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $2,176 and $1,768 at April 30, 2019 and July 31, 2018, respectively. The acquisition of EHG accounted for $532,127 of the $566,076 increase in property, plant and equipment, net.

10.	Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	April 30, 2019		July 31, 2018
	Life in Years at April 30, 2019	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	18	$752,718	$178,376	$404,960	$147,077
Trademarks	18	269,515	31,222	146,117	24,364
Design technology and other intangibles	10	197,688	14,952	18,200	9,555
Backlog	Less than 1	11,218	6,731	—	—
Non-compete agreements	—	450	450	450	383

Total amortizable intangible assets		$1,231,589	$231,731	$569,727	$181,379

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2019	$74,534
For the fiscal year ending July 31, 2020	89,556
For the fiscal year ending July 31, 2021	98,369
For the fiscal year ending July 31, 2022	104,684
For the fiscal year ending July 31, 2023	93,774
For the fiscal year ending July 31, 2024 and thereafter	589,294

$1,050,211

The increase in amortizable intangible assets in fiscal 2019 is entirely due to the acquisition of EHG, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Of the recorded goodwill of $1,350,187 at April 30, 2019, $972,494 relates to the European recreational vehicle reportable segment, $334,822 relates to the North American towable recreational vehicle reportable segment and $42,871 relates to the Other non-reportable segment. Of the recorded goodwill of $377,693 at July 31, 2018, $334,822 relates to the North American towable recreational vehicle reportable segment and $42,871 relates to the Other non-reportable segment.

11.	Equity Investment

As discussed in the Company’s fiscal 2018 Form 10-K, in February 2018, the Company formed a joint venture with Tourism Holdings Limited (“thl”) called TH2connect, LLC (“TH2”).

The Company’s investment in TH2 is accounted for under the equity method of accounting. Additional investments were made in TH2 by both Thor and thl of $1,750 and $5,250 in the three and nine-month periods ended April 30, 2019, respectively. The Company’s share of the losses of this investment are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three-month periods ended April 30, 2019 and April 30, 2018 were $2,285 and $399, respectively, and the losses recognized in the nine-month periods ended April 30, 2019 and April 30, 2018 were $5,984 and $399, respectively.

12.	Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 16.0% of the Company’s consolidated net sales for each of the three-month periods ended April 30, 2019 and April 30, 2018, and for 19.0% and 20.0% of the Company’s consolidated net sales for the nine-month periods ended April 30, 2019 and April 30, 2018, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for 15% of the Company’s consolidated trade accounts receivable at April 30, 2019 and 26% at July 31, 2018. The loss of this dealer could have a material effect on the Company’s business.

13.	Product Warranties

As discussed in the Company’s fiscal 2018 Form 10-K, the Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liabilities during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Beginning balance	$257,869	$243,310	$264,928	$216,781
Provision	63,117	71,037	177,964	198,079
Payments	(64,360)	(54,218)	(186,266)	(154,731)
Acquisition	43,329	—	43,329	—
Foreign currency translation	(891)	—	(891)	—

Ending balance	$299,064	$260,129	$299,064	$260,129

14.	Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2019	July 31, 2018
Term loan	$2,077,665	$—
Asset-based loan	60,000	—
Unsecured notes	28,045	—
Other debt	99,541	—

Gross long-term debt	2,265,251	—
Debt issuance costs, net	(53,343)	—

Total long-term debt, net	2,211,908	—
Less: current portion of long-term debt	(29,619)	—

Total long-term debt, less current portion	$2,182,289	$—

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche of $1,386,434 and a Euro-denominated term loan tranche of 617,718 Euro ($708,584 at closing date exchange rate) and a $750,000 asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024.

Under the term loan, both the U.S. and Euro tranches require annual principal payments of 1.0% of the initial term loan balance, payable quarterly in 0.25% installments starting on May 1, 2019. The first installment on the Euro tranche, however, was paid in April 2019. The interest rate on the U.S. portion of the term loan is an annual base rate plus 2.75%, or LIBOR plus 3.75%, and the interest rate on the Euro portion is at EURIBOR plus 4.00%, with interest on the U.S. base rate tranche payable quarterly, and interest on the U.S. LIBOR portion and the Euro tranche payable monthly. As of April 30, 2019, the entire U.S. term loan tranche balance of $1,386,434 was subject to a LIBOR-based rate totaling 6.3125%, but the interest rate on $900,000 of that balance was fixed at 6.2160% through an interest rate swap by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. The total interest rate on the April 30, 2019 Euro term loan tranche balance of $691,231 was 4.00%. In addition, the Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three months ended April 30, 2019. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances). The Company may add one or more incremental term loan facilities to the term loan, subject to obtaining commitments from any participating lenders and certain other conditions.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement, with the applicable base rate and LIBOR margins being stipulated at 0.25% and 1.25%, respectively, for the third quarter of fiscal 2019 per the ABL agreement. As of April 30, 2019, the total interest rate on the ABL borrowings of $60,000 was 3.75%. This agreement also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty.

The ABL contains a financial covenant which requires the Company to maintain a minimum consolidated fixed-charge coverage ratio of 1.0X, provided that the covenant is only applicable when adjusted excess availability falls below a threshold of the greater of a) 10% of the lesser of the borrowing base availability or the revolver line total, or b) $60,000. Up to $75,000 of the ABL is available for the issuance of letters of credit, and up to $75,000 is available for swingline loans. The Company may also increase commitments under the ABL by up to $150,000 by obtaining additional commitments from lenders and adhering to certain other conditions. The unused availability under the ABL is generally available to the Company for general operating purposes, and totaled $618,275 as of April 30, 2019.

The unsecured notes of 25,000 Euro ($28,045) relate to long-term debt assumed at the closing of the acquisition of EHG. There are two series, 20,000 Euro ($22,436) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,609) with an interest rate of 2.534% maturing February 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40%—3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2019	$7,450
For the fiscal year ending July 31, 2020	33,755
For the fiscal year ending July 31, 2021	32,752
For the fiscal year ending July 31, 2022	31,461
For the fiscal year ending July 31, 2023	31,581
For the fiscal year ending July 31, 2024 and thereafter	2,128,252

$2,265,251

For both the three and nine-month periods ended April 30, 2019, interest expense on the term loan, ABL and other debt facilities was $32,711, and the weighted-average interest rate on borrowings was approximately 5.8% for both periods. The Company incurred fees totaling $55,688 and $13,532 to secure the term loan and ABL, respectively, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $2,656 for both the three and nine-month periods ended April 30, 2019. The unamortized balance of the ABL facility fees was $12,855 at April 30, 2019 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets. For the three and nine-month periods ended April 30, 2018, interest expense on the Company’s previous asset-based credit agreement discussed below was $584 and $1,742, respectively.

Interest expense for the nine-month period ended April 30, 2019 also includes $785 of amortization expense of capitalized debt fees related to the Company’s previous asset-based credit agreement that was terminated on February 1, 2019 with the new financing obtained with the EHG acquisition as described in Note 2 to the Condensed Consolidated Financial Statements. Interest expense for the three and nine-month periods ended April 30, 2018 included $392 and $1,177, respectively, of amortization of debt issuance costs related to the Company’s previous asset-based credit agreement.

The carrying value of the Company’s long-term debt, excluding debt issuance costs, approximates fair value at April 30, 2019 as the balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of the Company’s debt is largely estimated using Level 2 inputs as defined by ASC 820.

15.	Provision for Income Taxes

The effective income tax rate for the three months ended April 30, 2019 was 24.3%, and the effective income tax rate for the nine months ended April 30, 2019 was 46.6%. The income tax rate for the three months ended April 30, 2019 was favorably impacted by certain foreign rate differences as a result of the EHG acquisition, which includes certain interest income not subject to corporate income tax. The effective rates for the periods presented include the effect of the deal-contingent foreign currency forward contract, as noted in Note 5 to the Condensed Consolidated Financial Statements, and the effects of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which include, but are not limited to, a reduction in the U.S. federal corporate income tax rate to 21.0%, the repeal of the domestic production deduction, and expanded limitations on the deductibility of executive compensation. The Tax Act also included substantial changes to the taxation of foreign income which are applicable to the Company as a result of the acquisition of EHG. The Global Intangible Low Taxed Income (GILTI) provisions may also impact the Company’s effective income tax rate. Under GILTI, a portion of the Company’s foreign earnings will be subject to U.S. taxation, offset by available foreign tax credits subject to limitation. The deal-contingent foreign currency forward contract was settled in connection with the close of the EHG acquisition. The Company recognized income related to the contract during the three months ended April 30, 2019 and expense during the nine months ended April 30, 2019. Under current federal income tax law, the foreign currency forward contract was characterized as a component of the acquisition of EHG. As a result, the foreign currency forward contract gain/loss recognized for financial statement purposes is not recognized for federal income tax purposes.

Within the next 12 months, the Company anticipates a decrease of approximately $4,000 in unrecognized tax benefits, and $940 in accrued interest related to unrecognized tax benefits recorded as of April 30, 2019, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years 2016 through 2018 remain open and could be subject to examination. In major state and major foreign jurisdictions, years subsequent to fiscal year 2015 generally remain open and could be subject to examination. The state of Indiana completed an exam of the Company for the fiscal years ended July 31, 2013 through 2015. The Company is also currently under exam by other state tax authorities for the fiscal years ended July 31, 2015 through 2017. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

16.	Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing, as discussed in Note 14 to the Consolidated Financial Statements in our fiscal 2018 Form 10-K and now including similar obligations of EHG assumed with that acquisition, were $3,337,543 and $2,748,465 as of April 30, 2019 and July 31, 2018, respectively, with the increase primarily attributable to the acquisition of EHG as discussed in Note 2 to the Condensed Consolidated Financial Statements. The commitment term is generally up to eighteen months.

As discussed in the Company’s fiscal 2018 Form 10-K, the Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $10,300 and $7,400 as of April 30, 2019 and July 31, 2018, respectively, which increased primarily due to the acquisition of EHG and are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements during the three and nine-month periods ended April 30, 2019 and April 30, 2018 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

17.	Stockholders’ Equity

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

Total expense recognized in the three-month periods ended April 30, 2019 and April 30, 2018 for these restricted stock unit awards and other stock-based compensation was $4,632 and $4,255, respectively. Total expense recognized in the nine-month periods ended April 30, 2019 and April 30, 2018 for these restricted stock unit awards and other stock-based compensation was $14,118 and $12,986, respectively.

For the restricted stock units that vested during the nine-month periods ended April 30, 2019 and April 30, 2018, portions of the vested shares awarded were withheld as treasury shares to cover the recipients’ estimated withholding taxes. Tax payments made by the Company related to these stock-based awards for the nine months ended April 30, 2019 and April 30, 2018 totaled $4,418 and $7,657, respectively.

Share Repurchase Program

As discussed in the Company’s 2018 Form 10-K, on June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020. There were no repurchases under this program during the three or nine-month periods ended April 30, 2019.

18.	Revenue Recognition

Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied. The Company’s vehicle and extruded aluminum contracts have a single performance obligation of providing the promised goods (recreational vehicles and extruded aluminum components), which is satisfied when control of the goods is transferred to the customer. Revenue from the sales of extruded aluminum components is generally recognized upon delivery to the customer’s location. The Company’s European recreational vehicle reportable segment includes vehicle sales to third party dealers as well as sales of new and used vehicles to end customers through our owned and operated dealership network.

For recreational vehicle sales, the Company recognizes revenue when all performance obligations have been satisfied and control of the product is transferred to the dealer in accordance with shipping terms. Shipping terms vary depending on regional contracting practices. U.S. customers primarily contract under FOB shipping point terms. European customers generally contract on ExWorks (“EXW”) incoterms (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect). Under EXW incoterms, the performance obligation is satisfied and control is transferred at the point when the customer is notified that the vehicle is available for pickup.

In addition to recreational vehicle sales, the Company’s European reportable segment sells accessory items and provides repair services through our dealerships. Each ordered item represents a distinct performance obligation satisfied when control of the good is transferred to the customer. Service and repair contracts with customers are short term in nature and are recognized when the service is complete.

Dealers do not have a right of return. All warranties provided are assurance-type warranties.

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During the three and nine-month periods ended April 30, 2019, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

Amounts billed to customers related to shipping and handling activities are included in net sales. In adopting ASU No. 2014-09, the Company elected to account for shipping and handling costs as fulfillment activities, and these costs are included in cost of sales.

All revenue streams are considered point in time. The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European segment include sales related to accessories and services, used vehicle sales at owned dealerships and RV rentals.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
NET SALES:
Recreational vehicles
North American Towables
Travel Trailers and Other	$734,028	$978,906	$2,031,291	$2,801,828
Fifth Wheels	503,227	629,308	1,366,626	1,798,005

Total North American Towables	1,237,255	1,608,214	3,397,917	4,599,833
North American Motorized
Class A	201,927	273,095	602,689	782,610
Class C	242,912	301,303	609,798	866,822
Class B	14,399	24,061	49,444	75,547

Total North American Motorized	459,238	598,459	1,261,931	1,724,979

Total North America	1,696,493	2,206,673	4,659,848	6,324,812
European
Motorcaravan	506,964	—	506,964	—
Campervan	94,226	—	94,226	—
Caravan	100,741	—	100,741	—
Other RV-related	65,578		65,578

Total European	767,509	—	767,509	—

Total recreational vehicles	2,464,002	2,206,673	5,427,357	6,324,812
Other, primarily aluminum extruded components	69,506	82,239	198,468	233,171
Intercompany eliminations	(26,925)	(37,342)	(72,690)	(103,185)

Total	$2,506,583	$2,251,570	$5,553,135	$6,454,798

Other Practical Expedients

We do not disclose information about the transaction price allocated to the remaining performance obligations at period end because our contracts generally have original expected durations of one year or less. In addition, we expense when incurred contract acquisition costs, primarily sales commissions, because the amortization period would be one year or less.

19.	Accumulated Other Comprehensive Loss

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated OCI (“AOCI”) by component were as follows:

	Three Months Ended
	April 30, 2019			April 30, 2018
	Foreign Currency	Unrealized		Foreign Currency	Unrealized
	Translation	Gain (Loss) on		Translation	Gain (Loss) on
	Adjustment	Derivative	Total	Adjustment	Derivative	Total
Balance at beginning of period	$—	$—	$—	$—	$—	$—
OCI before reclassifications	(34,183)	(5,310)	(39,493)	—	—	—
Income taxes associated with OCI before reclassifications	—	1,283	1,283	—	—	—
Amounts reclassified from AOCI	—	337	337	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	(91)	(91)	—	—	—

Net OCI	(34,183)	(3,781)	(37,964)	—	—	—
Less: OCI attributable to noncontrolling interest	$(73)		(73)

OCI attributable to Thor Industries Inc.	$(34,110)	$(3,781)	$(37,891)	$—	$—	$—

	Nine Months Ended
	April 30, 2019			April 30, 2018
	Foreign Currency	Unrealized		Foreign Currency	Unrealized
	Translation	Gain (Loss) on		Translation	Gain (Loss) on
	Adjustment	Derivative	Total	Adjustment	Derivative	Total
Balance at beginning of period	$—	$—	$—	$—	$—	$—
OCI before reclassifications	(34,183)	(5,310)	(39,493)	—	—	—
Income taxes associated with OCI before reclassifications	—	1,283	1,283	—	—	—
Amounts reclassified from AOCI	—	337	337	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	(91)	(91)	—	—	—

Net OCI	(34,183)	(3,781)	(37,964)	—	—	—
Less: OCI attributable to noncontrolling interest	$(73)	$—	(73)

OCI attributable to Thor Industries	$(34,110)	$(3,781)	$(37,891)	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except share and per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; the impact of tariffs on material or other input costs; the level and magnitude of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recently completed transactions; lower consumer confidence and the level of discretionary consumer spending; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products and services; consumer preferences; the ability to efficiently utilize production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; increasing costs for freight and transportation; asset impairment charges; cost structure changes; competition; the impact of potential losses under repurchase or financed receivable agreements; the potential impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars; general economic, market and political conditions; the impact of changing emissions standards in the various jurisdictions in which our products are sold; and changes to investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of Erwin Hymer Group SE (“EHG”) include risks regarding the potential benefits of the acquisition and the anticipated operating synergies, the integration of the business, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and EHG’s business. These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2018, in our Quarterly Report on Form 10-Q for the period ended January 31, 2019 and in Item 1A of this report.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar quarter ended March 31, 2019, Thor’s combined U.S. and Canadian market share was approximately 46.4% for travel trailers and fifth wheels combined and approximately 35.5% for motorhomes. In Europe, Thor’s European market share for the calendar quarter ended March 31, 2019 was approximately 22.5% for motorcaravans and campervans combined and approximately 21.5% for caravans.

Our business model includes decentralized operating units, and our RV products are primarily sold to independent, non-franchise dealers who, in turn, retail those products. Our growth has been achieved both organically and through acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic growth acquisitions.

Recent Events

Erwin Hymer Group Acquisition

On February 1, 2019, the Company and the shareholders of Erwin Hymer Group SE (“EHG’) closed on a transaction in which the Company acquired EHG. EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe, by revenue. The Company acquired EHG in order to expand its operations into the growing European market with a long-standing European industry leader.

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a seven-year, $2.1 billion term loan, with an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a five-year, $750.0 million asset-based credit facility (ABL), each as more fully described in Note 14 to the Condensed Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

Certain costs incurred in the three and nine-month periods ended April 30, 2019 related to this acquisition, including the foreign currency forward contract loss and certain bank fees, ticking fees, legal, advisory and other costs, as discussed in Note 2 to the Condensed Consolidated Financial Statements, are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

Share Repurchase Program

On June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020. There were no repurchases under this program during the nine-month period ended April 30, 2019.

Tax Reform and Other Tax Matters

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%. The rate reduction took effect on January 1, 2018. As a result of other Tax Act changes, the Company’s income tax rate for fiscal year 2019 will be impacted by, among other items, the repeal of the domestic production activities (“Code Section 199”) deduction and limitations on the deductibility of executive compensation. The Tax Act also included substantial changes to the taxation of foreign income which are applicable to the Company as a result of the acquisition of EHG. The Global Intangible Low Taxed Income (GILTI) provisions may also impact the Company’s effective income tax rate. Under GILTI, a portion of the Company’s foreign earnings will be subject to U.S. taxation, offset by available foreign tax credits subject to limitation. For fiscal 2019, we do not forecast any U.S. taxation of GILTI.

For the remainder of fiscal 2019, after considering the lower federal income tax rate of 21.0%, an estimated blended state income tax rate, the elimination of the Code Section 199 deduction, the GILTI provisions and the limitations on the deductibility of executive compensation, the Company currently estimates an overall effective income tax rate between 21% and 23%, before consideration of any discrete and unusual tax items.

Industry Outlook—North America

The Company monitors industry conditions in the North American RV market through the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

North American RV independent dealer inventory of Thor products as of April 30, 2019 decreased 20.3% to approximately 132,500 units, compared to approximately 166,200 units as of April 30, 2018. During the remainder of our fiscal 2019, we expect the North American independent dealer inventory rationalization will continue, but we expect to see a resumption of growth in the North American markets in 2020.

Thor’s North American RV backlog as of April 30, 2019 decreased $593,422, or 29.6%, to $1,409,727 compared to $2,003,149 as of April 30, 2018, with the decrease partially attributable to our capacity expansions since the prior year, which allows for quicker order fulfillment.

Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	87,253	119,593	(32,340)	(27.0)
North American Motorized Units	12,723	17,493	(4,770)	(27.3)

Total	99,976	137,086	(37,110)	(27.1)

According to their most recent forecast published in May 2019, RVIA has forecasted that 2019 calendar year shipments for towables and motorized units will ease back to approximately 365,200 and 51,100 units, respectively, for a total of 416,300 units, a decline of 13.9% from the 2018 calendar year shipments. RVIA noted that except for the past three calendar years, total RV shipments for 2019 are expected to be higher than in any prior year since 1973.

Industry Retail Statistics

We believe that retail demand is the key to continued growth in the North American RV industry, and that annual North American RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales as dealer inventory levels are adjusted to generally normalized levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	76,689	83,522	(6,833)	(8.2)
North American Motorized Units	10,499	13,048	(2,549)	(19.5)

Total	87,188	96,570	(9,382)	(9.7)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Company Wholesale Statistics

The Company’s wholesale RV shipments, for the calendar quarters ended March 31, 2019 and 2018 to correspond to the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	39,768	63,038	(23,270)	(36.9)
North American Motorized Units	4,993	7,540	(2,547)	(33.8)

Total	44,761	70,578	(25,817)	(36.6)

Company Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2019 and 2018 to correspond to the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	34,902	39,126	(4,224)	(10.8)
North American Motorized Units	3,730	5,245	(1,515)	(28.9)

Total	38,632	44,371	(5,739)	(12.9)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Our outlook for future growth in North American retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel prices. Assuming continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates with modest rate increases and the absence of negative economic factors, we would expect to see long-term growth in the North American RV industry.

A positive long-term outlook for the North American RV segment is supported by continued demographic diversification. While consumers between the ages of 55 and 74 still account for the majority of RV retail sales, there is strong interest and growing retail momentum with the younger “generation X” and “millennials” segments. Not surprisingly, behavioral attributes confirm these groups as being more active, tech savvy, well researched, open to new ideas, seeking new experiences and very family centric, specifically when it comes to cross-generational family activities like RVing, camping and time spent outdoors.

Since 2014, Kampgrounds of America (KOA) has measured an increase of more than 7 million new camper households and in 2018 KOA projected a 45% rise in the frequency of camping trips among all camping families; largely driven by millennials, with 6 in 10 having tried a new camping destination in 2017. Younger consumers are also redefining cultural views on “vacation” and opting instead for 50 to 100 mile getaways within driving distance to home or school. Given the importance younger consumers and millennial households place on family, quality experiences, technology and time, we are well-positioned to provide the innovative product offerings which deliver the lifestyle experiences that complement millennial expectations.

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

We have not experienced any significant unusual supply constraints from our North American chassis suppliers recently. The North American recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. We believe that the current supply of chassis used in our North American motorized RV production is generally adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

Industry Outlook—Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two month lag. Additionally, on a monthly basis the Company receives original equipment manufacturer (“OEM”) specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content may vary, but typically the reports are issued on a one-to-two month lag as well. While most countries provide OEM-specific information, the United Kingdom, which makes up 29.6% and 12.6% of the caravan and motorcaravan (including campervans) European market, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

The Company reports its European reportable segment sales based on the following product categories:

Motorcaravan —	similar to the Class A and Class C motorized products in the North American market

Campervan —	similar to the Class B motorized products in the North American market, but also includes urban campers

Caravan —	similar to the travel trailer and other towable units in the North American market. Fifth wheel units are not sold in the European market due to their generally larger size and weight

Other —	includes used recreational vehicle units, parts and camping accessories, repair services, tent trailers, rental sales and other

We believe our independent dealer inventory levels of EHG products in Europe, while elevated in certain locations, are generally appropriate for seasonal consumer demand in Europe and are progressing towards more normalized levels. Seasonal consumer demand in Europe typically aligns with the seasonal patterns experienced in the North American market. Thor’s European RV backlog as of April 30, 2019 was $687,418.

Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Quarter Ended March 31,		%	Calendar Quarter Ended March 31,		%
	2019	2018	Change	2019	2018	Change
OEM Reporting Countries (1)	24,581	25,346	(3.0)	12,324	11,794	4.5
Non-OEM Reporting Countries (1)	5,599	5,293	5.8	6,482	6,427	0.9

Total	30,180	30,639	(1.5)	18,806	18,221	3.2

(1) - Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.” The “Non-OEM Reporting Countries” are primarily the United Kingdom and others.

(2) - The ECF reports motorcaravans and campervans together.

Note: Data from the ECF is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various countries (The Non-OEM Reporting Countries either do not report OEM-specific data to EHG or do not have it available for the entire time period covered).

Company Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Quarter Ended March 31,		Increase	%
	2019	2018	(Decrease)	Change
Motorcaravan and Campervan	5,520	6,656	(1,136)	(17.1)
Caravan	2,651	2,479	172	6.9

Total OEM-Reporting Countires	8,171	9,135	(964)	(10.6)

(1) - Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries”.

Note: For comparison purposes, the totals reflected above include the pre-acquisition results of EHG for January 2019 (and for the three months ended March 31, 2018). In addition, data from the ECF is subject to adjustments and is continuously updated, and is often impacted by delays in reporting by various countries.

The European outlook for future growth in retail sales depends upon various economic conditions in the respective countries. End-customer demand for RV vehicles depends strongly on consumer confidence. Factors such as the rate of unemployment, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market and changes in tax rates influence retail sales. Assuming continued stability or improvement in consumer confidence, low interest rates with modest rate increases and the absence of negative economic factors, we would expect to see continued long-term growth in the European RV industry.

Several social trends support the positive long-term outlook for Europe. First, there is the growing group of “active seniors” (age 55 to 75) who have the time, health and wealth, combined with the desire, to explore countries and cultures. Secondly, there is the new, but growing, group of younger customers (age 35—45) who are discovering RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as multi-purpose vehicles to escape urban life and explore outdoor activities and nature.

Our European operations address the European market with a full line-up of leisure vehicles including small towable tent trailers and travel trailers, urban campers, campervans and small-to-large motorhomes. The product offering is not limited to vehicles only, but also includes accessories and services including rental.

In addition to its product offerings, EHG addresses its consumers through a sophisticated brand management approach, based on customer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, EHG intends to expand its customer reach, in particular in new and younger consumer segments.

Economic or industry-wide factors affecting our European RV business include the costs of commodities and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts.

We believe the outlook for future growth of the European economy and private consumption in general is positive, with differences for each country, but could be negatively impacted by increasing global trade barriers and related tax tariffs, as well as by European political decisions like Brexit, or the introduction of new emission standards.

In our European market, EHG has not experienced any significant, unusual supply constraints from chassis suppliers recently. The European recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including introduction of new regulatory standards, component shortages and production delays at the chassis manufacturers. We believe that the current supply of chassis used in the European motorized RV production is generally adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur. However, uncertainties related to changing emission standards, such as the Euro 6d standard which becomes effective from January 2020 for new models and from January 2021 on all new vehicles, may impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

	Three Months Ended April 30, 2019		Three Months Ended April 30, 2018		Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$1,237,255		$1,608,214		$(370,959)	(23.1)
North American Motorized	459,238		598,459		(139,221)	(23.3)

Total North America	1,696,493		2,206,673		(510,180)	(23.1)
European	767,509		—		767,509	n/a

Total recreational vehicles	2,464,002		2,206,673		257,329	11.7
Other	69,506		82,239		(12,733)	(15.5)
Intercompany eliminations	(26,925)		(37,342)		10,417	(27.9)

Total	$2,506,583		$2,251,570		$255,013	11.3

# OF UNITS:
Recreational vehicles
North American Towables	45,845		64,666		(18,821)	(29.1)
North American Motorized	5,277		7,316		(2,039)	(27.9)

Total North America	51,122		71,982		(20,860)	(29.0)
European	17,449		—		17,449	n/a

Total	68,571		71,982		(3,411)	(4.7)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$179,612	14.5	$238,799	14.8	$(59,187)	(24.8)
North American Motorized	47,463	10.3	64,835	10.8	(17,372)	(26.8)

Total North America	227,075	13.4	303,634	13.8	(76,559)	(25.2)
European	53,981	7.0	—	n/a	53,981	n/a

Total recreational vehicles	281,056	11.4	303,634	13.8	(22,578)	(7.4)
Other, net	11,374	16.4	13,111	15.9	(1,737)	(13.2)

Total	$292,430	11.7	$316,745	14.1	$(24,315)	(7.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$66,032	5.3	$79,598	4.9	$(13,566)	(17.0)
North American Motorized	21,010	4.6	24,811	4.1	(3,801)	(15.3)

Total North America	87,042	5.1	104,409	4.7	(17,367)	(16.6)
European	67,761	8.8	—	n/a	67,761	n/a

Total recreational vehicles	154,803	6.3	104,409	4.7	50,394	48.3
Other	2,282	3.3	2,673	3.3	(391)	(14.6)
Corporate	19,898	—	12,367	—	7,531	60.9

Total	$176,983	7.1	$119,449	5.3	$57,534	48.2

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$103,715	8.4	$147,853	9.2	$(44,138)	(29.9)
North American Motorized	25,185	5.5	38,908	6.5	(13,723)	(35.3)

Total North America	128,900	7.6	186,761	8.5	(57,861)	(31.0)
European	(30,947)	(4.0)	—	n/a	(30,947)	n/a

Total recreational vehicles	97,953	4.0	186,761	8.5	(88,808)	(47.6)
Other, net	7,868	11.3	8,872	10.8	(1,004)	(11.3)
Corporate	(64,298)	—	(15,108)	—	(49,190)	325.6

Total	$41,523	1.7	$180,525	8.0	$(139,002)	(77.0)

ORDER BACKLOG:	As of April 30, 2019	As of April 30, 2018	Change Amount	% Change
Recreational vehicles
North American Towables	$896,024	$1,304,836	$(408,812)	(31.3)
North American Motorized	513,703	698,313	(184,610)	(26.4)

Total North America	1,409,727	2,003,149	(593,422)	(29.6)
European	687,418	—	687,418	n/a

Total	$2,097,145	$2,003,149	$93,996	4.7

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2019 increased $255,013, or 11.3%, compared to the three months ended April 30, 2018. This increase is attributable to EHG’s net sales of $767,509, partially offset by a decrease in net sales from North America of $510,180, or 23.1%, compared to the three months ended April 30, 2018. Consolidated gross profit for the three months ended April 30, 2019 decreased $24,315, or 7.7%, compared to the three months ended April 30, 2018. EHG’s gross profit for the period of $53,981, which includes the impact of $61,418 related to the step-up in purchase accounting for certain acquired inventory that was subsequently sold during the period, was offset by the decrease of $76,559, or 25.2%, in total North American gross profit compared to the prior-year quarter. Consolidated gross profit was 11.7% of consolidated net sales for the three months ended April 30, 2019 and 14.1% for the three months ended April 30, 2018, with the change impacted by the addition of EHG’s gross profit percentage of 7.0%.

Selling, general and administrative expenses for the three months ended April 30, 2019 increased $57,534, or 48.2%, compared to the three months ended April 30, 2018, with EHG accounting for $67,761 of the $57,534 increase. Amortization of intangible assets expense for the three months ended April 30, 2019 increased $11,377 compared to the three months ended April 30, 2018, primarily due to incremental amortization expense of $12,784 due to the acquisition of EHG, partially offset by lower dealer network amortization as compared to the prior-year period. Acquisition-related costs totaled $13,363 for the three months ended April 30, 2019. Income before income taxes for the three months ended April 30, 2019 was $41,523, as compared to $180,525 for the three months ended April 30, 2018, a decrease of $139,002, or 77.0%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $7,531 to $19,898 for the three months ended April 30, 2019 compared to $12,367 for the three months ended April 30, 2018, an increase of 60.9%. This increase includes an increase in deferred compensation expense of $4,909, which relates to the equal and offsetting increase in other income related to the deferred compensation plan assets as noted below. Legal, professional and marketing costs also increased by $1,674. Costs related to the workers’ compensation and product liability reserves carried at Corporate also increased $669. These increases were partially offset by a decrease of $1,183 in incentive compensation in correlation with the decrease in income before income taxes compared to the prior year.

Acquisition-related costs were $13,363 for the three months ended April 30, 2019 and consist of costs related to the acquisition of EHG. This total includes costs of $16,293, consisting primarily of bank fees, professional and advisory integration fees, and the write-off of the remaining unamortized debt fees of $3,794 related to the Company’s previous asset-based facility that was terminated on February 1, 2019 in conjunction with the new financing obtained with the EHG acquisition. These costs were partially offset by a gain of $2,930 from the change in the fair value of the foreign currency forward contract on February 1, 2019 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

Corporate interest and other income and expense was $31,037 of net expense for the three months ended April 30, 2019 compared to $2,741 of net expense for the three months ended April 30, 2018. This increase in net expense of $28,296 is primarily due to an increase in interest expense and fees of $30,910 resulting from the new debt facilities related to the EHG acquisition, and also an increase of $1,886 in the operating losses recorded related to the TH2 joint venture. These increases were partially offset by the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in net income of $3,362 in the current-year period as compared to net expense of $1,547 in the prior-year period, a net increase in income of $4,909.

The overall effective income tax rate for the three months ended April 30, 2019 was 24.3% compared with 25.9% for the three months ended April 30, 2018. The income tax rate for the three months ended April 30, 2019 was favorably impacted by certain foreign rate differences as a result of the EHG acquisition. The effective income tax rates for both three-month periods were impacted by the reduction in the U.S. federal corporate income tax rate along with the other tax impacts as a result of the enactment of the Tax Cuts and Jobs Act. The foreign currency forward contract, as noted in Note 5 to the Condensed Consolidated Financial Statements, resulted in a gain for the three months ended April 30, 2019 upon closing of the EHG acquisition. Under federal income tax law, the gain is not taxable and the benefit is reflected in the income tax rate for the three months ended April 30, 2019.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2019 compared to the three months ended April 30, 2018:

	Three Months Ended April 30, 2019	% of Segment Net Sales	Three Months Ended April 30, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$734,028	59.3	$978,906	60.9	$(244,878)	(25.0)
Fifth Wheels	503,227	40.7	629,308	39.1	(126,081)	(20.0)

Total North American Towables	$1,237,255	100.0	$1,608,214	100.0	$(370,959)	(23.1)

	Three Months Ended April 30, 2019	% of Segment Shipments	Three Months Ended April 30, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	35,226	76.8	50,164	77.6	(14,938)	(29.8)
Fifth Wheels	10,619	23.2	14,502	22.4	(3,883)	(26.8)

Total North American Towables	45,845	100.0	64,666	100.0	(18,821)	(29.1)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
North American Towables
Travel Trailers and Other	4.8
Fifth Wheels	6.8
Total North American Towables	6.0

The decrease in total North American towables net sales of 23.1% compared to the prior-year quarter resulted from a 29.1% decrease in unit shipments partially offset by a 6.0% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended April 30, 2019, combined travel trailer and fifth wheel wholesale unit shipments decreased 18.7% compared to the same period last year. According to statistics published by Stat Surveys, for the three-month periods ended March 31, 2019 and 2018, our market share for travel trailers and fifth wheels combined was 46.4% and 47.8%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 4.8% and the fifth wheel product lines of 6.8% were both primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold decreased $311,772 to $1,057,643, or 85.5% of North American towables net sales, for the three months ended April 30, 2019 compared to $1,369,415 or 85.2% of North American towables net sales, for the three months ended April 30, 2018. The changes in material, labor, freight-out and warranty costs comprised $303,830 of the $311,772 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 79.0% for the three months ended April 30, 2019 compared to 79.7% for the three months ended April 30, 2018, primarily the result of slight improvements in each of these costs categories. The slight improvement in the material cost percentage, in spite of increased sales discounts, is primarily due to selective net price increases and favorable product mix since the prior-year period. Total manufacturing overhead decreased $7,942 with the decrease in sales, but increased as a percentage of North American towables net sales from 5.5% to 6.5%, as the decreased sales resulted in higher overhead costs per unit sold.

North American towables gross profit decreased $59,187 to $179,612, or 14.5% of North American towables net sales, for the three months ended April 30, 2019 compared to $238,799, or 14.8% of North American towables net sales, for the three months ended April 30, 2018. The decrease in gross profit is primarily due to the 29.1% decrease in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $66,032, or 5.3% of North American towables net sales, for the three months ended April 30, 2019 compared to $79,598, or 4.9% of North American towables net sales, for the three months ended April 30, 2018. The primary reason for the $13,566 decrease was decreased North American towables net sales and North American towables income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $13,546. Sales-related travel, advertising and promotional costs also decreased $1,029. These decreases were partially offset by an increase of $1,733 in legal, professional and related settlement costs. The increase in the overall selling, general and administrative expense as a percentage of North American towables net sales is primarily due to the increased legal, professional and settlement costs noted above combined with the lower sales volume.

North American towables income before income taxes was $103,715, or 8.4% of North American towables net sales, for the three months ended April 30, 2019 compared to $147,853 or 9.2% of North American towables net sales, for the three months ended April 30, 2018. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2019 compared to the three months ended April 30, 2018:

	Three Months Ended April 30, 2019	% of Segment Net Sales	Three Months Ended April 30, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$201,927	44.0	$273,095	45.6	$(71,168)	(26.1)
Class C	242,912	52.9	301,303	50.3	(58,391)	(19.4)
Class B	14,399	3.1	24,061	4.1	(9,662)	(40.2)

Total North American Motorized	$459,238	100.0	$598,459	100.0	$(139,221)	(23.3)

	Three Months Ended April 30, 2019	% of Segment Shipments	Three Months Ended April 30, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,657	31.4	2,471	33.8	(814)	(32.9)
Class C	3,522	66.7	4,669	63.8	(1,147)	(24.6)
Class B	98	1.9	176	2.4	(78)	(44.3)

Total North American Motorized	5,277	100.0	7,316	100.0	(2,039)	(27.9)

Impact of Change in Product Mix and Price on Net Sales:	% Increase
North American Motorized
Class A	6.8
Class C	5.2
Class B	4.1
Total North American Motorized	4.6

The decrease in total North American motorized net sales of 23.3% compared to the prior-year quarter resulted from a 27.9% decrease in unit shipments partially offset by a 4.6% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended April 30, 2019, combined motorhome wholesale unit shipments decreased 24.7% compared to the same period last year. According to statistics published by Stat Surveys, for the three-month periods ended March 31, 2019 and 2018, our market share for motorhomes was 35.5% and 40.2%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 6.8% was primarily due to a shift in the concentration of sales toward the generally larger and more expensive diesel units from the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 5.2% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 4.1% is primarily due to product mix as a result of the introduction of a new, higher-priced model and more option content per unit in the current-year period.

Cost of products sold decreased $121,849 to $411,775, or 89.7% of North American motorized net sales, for the three months ended April 30, 2019 compared to $533,624, or 89.2% of North American motorized net sales, for the three months ended April 30, 2018. The changes in material, labor, freight-out and warranty costs comprised $120,551 of the $121,849 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased slightly to 84.9% for the three months ended April 30, 2019 compared to 85.3% for the three months ended April 30, 2018, with the decrease primarily due to a lower labor cost percentage. Total manufacturing overhead decreased $1,298 with the volume decrease, but increased as a percentage of motorized net sales from 3.9% to 4.8%, as the decrease in sales resulted in higher overhead costs per unit sold.

North American motorized gross profit decreased $17,372 to $47,463, or 10.3% of North American motorized net sales, for the three months ended April 30, 2019 compared to $64,835, or 10.8% of North American motorized net sales, for the three months ended April 30, 2018. The decrease in gross profit was due primarily to the 27.9% decrease in unit sales volume noted above, and the decrease as a percentage of North American motorized net sales is due to the increase in the cost of products sold percentage noted above and the lower net sales.

Selling, general and administrative expenses were $21,010, or 4.6% of North American motorized net sales, for the three months ended April 30, 2019 compared to $24,811, or 4.1% of North American motorized net sales, for the three months ended April 30, 2018. The $3,801 decrease was primarily due to decreased North American motorized net sales and North American motorized income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $4,516. This decrease was partially offset by an increase in legal, professional and related settlement costs of $1,041.

North American motorized income before income taxes was $25,185, or 5.5% of North American motorized net sales, for the three months ended April 30, 2019 compared to $38,908, or 6.5% of motorized net sales, for the three months ended April 30, 2018. The primary reasons for this decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

The net sales for the three months ended April 30, 2019 from the EHG acquisition date of February 1, 2019 are as follows:

	Three Months Ended April 30, 2019	% of Segment Net Sales
NET SALES:
European
Motorcaravan	$506,964	66.1
Campervan	94,226	12.3
Caravan	100,741	13.1
Other	65,578	8.5

Total European	$767,509	100.0

	Three Months Ended April 30, 2019	% of Segment Shipments
# OF UNITS:
European
Motorcaravan	9,029	51.7
Campervan	3,218	18.4
Caravan	5,202	29.9

Total European	17,449	100.0

The European recreational vehicles reportable segment for the three months ended April 30, 2019 includes the results of operations of newly- acquired EHG for the three months of operations since the February 1, 2019 acquisition date, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

During the three months ended April 30, 2019, EHG recorded net sales of $767,509, gross profit of $53,981 and a net loss before tax of $30,947. Gross profit and net loss before tax includes the impact of $61,418 related to the step-up in purchase accounting of acquired inventory that was subsequently sold during the period, and net loss before income taxes also includes $6,743 for the amortization expense of backlog and the amortization expense of the other acquired amortizable intangibles of $6,041.

Nine Months Ended April 30, 2019 Compared to the Nine Months Ended April 30, 2018

	Nine Months Ended April 30, 2019		Nine Months Ended April 30, 2018		Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$3,397,917		$4,599,833		$(1,201,916)	(26.1)
North American Motorized	1,261,931		1,724,979		(463,048)	(26.8)

Total North America	4,659,848		6,324,812		(1,664,964)	(26.3)
European	767,509		—		767,509	n/a

Total recreational vehicles	5,427,357		6,324,812		(897,455)	(14.2)
Other	198,468		233,171		(34,703)	(14.9)
Intercompany eliminations	(72,690)		(103,185)		30,495	(29.6)

Total	$5,553,135		$6,454,798		$(901,663)	(14.0)

# OF UNITS:
Recreational vehicles
North American Towables	127,671		186,107		(58,436)	(31.4)
North American Motorized	13,735		20,894		(7,159)	(34.3)

Total North America	141,406		207,001		(65,595)	(31.7)
European	17,449		—		17,449	n/a

Total	158,855		207,001		(48,146)	(23.3)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$429,814	12.6	$693,817	15.1	$(264,003)	(38.1)
North American Motorized	127,975	10.1	191,699	11.1	(63,724)	(33.2)

Total North America	557,789	12.0	885,516	14.0	(327,727)	(37.0)
European	53,981	7.0	—	n/a	53,981	n/a

Total recreational vehicles	611,770	11.3	885,516	14.0	(273,746)	(30.9)
Other, net	29,512	14.9	34,742	14.9	(5,230)	(15.1)

Total	$641,282	11.5	$920,258	14.3	$(278,976)	(30.3)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$187,547	5.5	$236,725	5.1	$(49,178)	(20.8)
North American Motorized	60,070	4.8	75,828	4.4	(15,758)	(20.8)

Total North America	247,617	5.3	312,553	4.9	(64,936)	(20.8)
European	67,761	8.8	—	n/a	67,761	n/a

Total recreational vehicles	315,378	5.8	312,553	4.9	2,825	0.9
Other	6,283	3.2	7,481	3.2	(1,198)	(16.0)
Corporate	43,084	—	50,766	—	(7,682)	(15.1)

Total	$364,745	6.6	$370,800	5.7	$(6,055)	(1.6)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$212,325	6.2	$423,432	9.2	$(211,107)	(49.9)
North American Motorized	64,102	5.1	114,032	6.6	(49,930)	(43.8)

Total North America	276,427	5.9	537,464	8.5	(261,037)	(48.6)
European	(30,947)	(4.0)	—	n/a	(30,947)	n/a

Total recreational vehicles	245,480	4.5	537,464	8.5	(291,984)	(54.3)
Other, net	19,728	9.9	22,645	9.7	(2,917)	(12.9)
Corporate	(190,295)	—	(51,428)	—	(138,867)	270.0

Total	$74,913	1.3	$508,681	7.9	$(433,768)	(85.3)

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2019 decreased $901,663, or 14.0%, compared to the nine months ended April 30, 2018. Following its February 1, 2019 acquisition date, EHG accounted for net sales of $767,509. These additional net sales during the period were offset by a decrease in net sales from North America of $1,664,964, or 26.3%, compared to the nine months ended April 30, 2018. Consolidated gross profit for the nine months ended April 30, 2019 decreased $278,976, or 30.3%, compared to the nine months ended April 30, 2018. EHG’s gross profit for the period of $53,981, which includes the impact of $61,418 related to the step-up in purchase accounting for certain acquired inventory that was subsequently sold during the period, was offset by the decrease of $327,727, or 37.0%, in total North American gross profit compared to the prior-year period. Consolidated gross profit was 11.5% of consolidated net sales for the nine months ended April 30, 2019 and 14.3% for the nine months ended April 30, 2018, with the change impacted by the addition of EHG’s gross profit percentage of 7.0%.

Selling, general and administrative expenses for the nine months ended April 30, 2019 decreased $6,055, or 1.6%, compared to the nine months ended April 30, 2018, including the addition of EHG’s total of $67,761 for the period. Amortization of intangible assets expense for the nine months ended April 30, 2019 increased $9,140 compared to the nine months ended April 30, 2018, primarily due to EHG’s total amortization expense of $12,784, partially offset by lower dealer network amortization as compared to the prior-year period. Acquisition-related costs totaled $112,511 for the nine months ended April 30, 2019. Income before income taxes for the nine months ended April 30, 2019 was $74,913, as compared to $508,681 for the nine months ended April 30, 2018, a decrease of $433,768, or 85.3%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $7,682 to $43,084 for the nine months ended April 30, 2019 compared to $50,766 for the nine months ended April 30, 2018, a decrease of 15.1%. This decrease includes a decrease in incentive compensation of $5,638 in correlation with the decrease in income before income taxes compared to the prior year period. In addition, costs recorded at Corporate related to our standby repurchase obligations on dealer inventory decreased $3,050 due to lower dealer inventory levels.

Acquisition-related costs were $112,511 for the nine months ended April 30, 2019 and include costs related to the acquisition of EHG as described in Note 2 to the Condensed Consolidated Financial Statements. These Corporate costs included a non-cash foreign currency forward contract loss of $70,777, with the remaining $41,734 consisting primarily of bank fees, ticking fees, legal, professional and advisory fees related to financial due diligence and implementation costs, regulatory review costs and the write-off of the remaining unamortized debt fees related to the Company’s previous asset-based facility.

Corporate interest and other income and expense was $34,700 of net expense for the nine months ended April 30, 2019 compared to $662 of net expense for the nine months ended April 30, 2018. This increase in net expense of $34,038 is primarily due to an increase in interest expense and fees of $29,895 resulting from the new debt facilities related to the EHG acquisition. The nine months ended April 30, 2019 also includes nine months of operating losses totaling $5,984 related to the TH2 joint venture as discussed in Note 11 to the Condensed Consolidated Financial Statements as compared to a loss of $399 for the one month included in the prior-year period from the acquisition date, an increase of $5,585. These increases in expense were partially offset by increased interest income of $2,705 on average higher cash balances as compared to the prior-year period.

The overall effective income tax rate for the nine months ended April 30, 2019 was 46.6% compared with 32.8% for the nine months ended April 30, 2018. The primary reason for the change in the overall effective income tax rate between the comparable periods is the non-deductible foreign currency forward contract loss noted in Note 5 to the Condensed Consolidated Financial Statements, as well as the impact of the three months of earnings associated with the EHG acquisition. The income tax rates for both nine-month periods were impacted by the reduction in the U.S. federal corporate income tax rate along with the other tax impacts as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The tax rate for the nine months ended April 30, 2018 included additional income tax expense resulting from the revaluation of the Company’s net deferred tax assets to reflect the impact of the lower tax rates in connection with the Tax Cuts and Jobs Act.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018:

	Nine Months Ended April 30, 2019	% of Segment Net Sales	Nine Months Ended April 30, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$2,031,291	59.8	$2,801,828	60.9	$(770,537)	(27.5)
Fifth Wheels	1,366,626	40.2	1,798,005	39.1	(431,379)	(24.0)

Total North American Towables	$3,397,917	100.0	$4,599,833	100.0	$(1,201,916)	(26.1)

	Nine Months Ended April 30, 2019	% of Segment Shipments	Nine Months Ended April 30, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	97,945	76.7	144,811	77.8	(46,866)	(32.4)
Fifth Wheels	29,726	23.3	41,296	22.2	(11,570)	(28.0)

Total North American Towables	127,671	100.0	186,107	100.0	(58,436)	(31.4)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
North American Towables
Travel Trailers and Other	4.9
Fifth Wheels	4.0
Total North American Towables	5.3

The decrease in total North American towables net sales of 26.1% compared to the prior-year period resulted from a 31.4% decrease in unit shipments partially offset by a 5.3% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the nine months ended April 30, 2019, combined travel trailer and fifth wheel wholesale unit shipments decreased 20.8% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2019 and 2018, our market share for travel trailers and fifth wheels combined was 49.0% and 49.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 4.9% and the fifth wheel product lines of 4.0% were both primarily due to changes in product mix and selective net price increases since the prior-year period.

Cost of products sold decreased $937,913 to $2,968,103, or 87.4% of North American towables net sales, for the nine months ended April 30, 2019 compared to $3,906,016 or 84.9% of North American towables net sales, for the nine months ended April 30, 2018. The changes in material, labor, freight-out and warranty costs comprised $908,958 of the $937,913 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 80.7% for the nine months ended April 30, 2019 compared to 79.3% for the nine months ended April 30, 2018. This increase in percentage was primarily the result of an increase in the material cost percentage to net sales, primarily due to an increase in discounts and sales incentives, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage. In addition, material cost increases exceeded the favorable impact of selective net price increases since the prior-year period. The warranty cost percentage to net sales also increased. Total manufacturing overhead decreased $28,955 with the decrease in sales, but increased as a percentage of North American towables net sales from 5.6% to 6.7%, as the decreased sales resulted in higher overhead costs per unit sold.

North American towables gross profit decreased $264,003 to $429,814, or 12.6% of North American towables net sales, for the nine months ended April 30, 2019 compared to $693,817, or 15.1% of North American towables net sales, for the nine months ended April 30, 2018. The decrease in gross profit is primarily due to the 31.4% decrease in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $187,547, or 5.5% of North American towables net sales, for the nine months ended April 30, 2019 compared to $236,725, or 5.1% of North American towables net sales, for the nine months ended April 30, 2018. The primary reason for the $49,178 decrease was decreased North American towables net sales and North American towables income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $49,698. Sales-related travel, advertising and promotion costs also decreased $4,167, while legal, professional and related settlement costs increased $5,508.

North American towables income before income taxes was $212,325, or 6.2% of North American towables net sales, for the nine months ended April 30, 2019 compared to $423,432 or 9.2% of North American towables net sales, for the nine months ended April 30, 2018. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018:

	Nine Months Ended April 30, 2019	% of Segment Net Sales	Nine Months Ended April 30, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$602,689	47.8	$782,610	45.4	$(179,921)	(23.0)
Class C	609,798	48.3	866,822	50.3	(257,024)	(29.7)
Class B	49,444	3.9	75,547	4.3	(26,103)	(34.6)

Total North American Motorized	$1,261,931	100.0	$1,724,979	100.0	$(463,048)	(26.8)

	Nine Months Ended April 30, 2019	% of Segment Shipments	Nine Months Ended April 30, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	4,721	34.4	7,102	34.0	(2,381)	(33.5)
Class C	8,668	63.1	13,224	63.3	(4,556)	(34.5)
Class B	346	2.5	568	2.7	(222)	(39.1)

Total North American Motorized	13,735	100.0	20,894	100.0	(7,159)	(34.3)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
North American Motorized
Class A	10.5
Class C	4.8
Class B	4.5
Total North American Motorized	7.5

The decrease in total motorized net sales of 26.8% compared to the prior-year period resulted from a 34.3% decrease in unit shipments partially offset by a 7.5% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the nine months ended April 30, 2019, combined motorhome wholesale unit shipments decreased 23.0% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2019 and 2018, our market share for motorhomes was 37.7% and 39.0%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 10.5% was primarily due to a shift in the concentration of sales toward the generally larger and more expensive diesel units from the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 4.8% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 4.5% is primarily due to the introduction of a new, higher-priced model and more option content per unit in the current-year period.

Cost of products sold decreased $399,324 to $1,133,956, or 89.9% of motorized net sales, for the nine months ended April 30, 2019 compared to $1,533,280, or 88.9% of motorized net sales, for the nine months ended April 30, 2018. The changes in material, labor, freight-out and warranty costs comprised $392,591 of the $399,324 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 85.0% for the nine months ended April 30, 2019 compared to 84.9% for the nine months ended April 30, 2018. Total manufacturing overhead decreased $6,733 with the volume decrease, but increased as a percentage of motorized net sales from 4.0% to 4.9%, as the decrease in sales resulted in higher overhead costs per unit sold.

Motorized gross profit decreased $63,724 to $127,975, or 10.1% of motorized net sales, for the nine months ended April 30, 2019 compared to $191,699, or 11.1% of motorized net sales, for the nine months ended April 30, 2018. The decrease in gross profit was due primarily to the 34.3% decrease in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $60,070, or 4.8% of motorized net sales, for the nine months ended April 30, 2019 compared to $75,828, or 4.4% of motorized net sales, for the nine months ended April 30, 2018. The $15,758 decrease was primarily due to decreased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $15,186.

Motorized income before income taxes was $64,102, or 5.1% of motorized net sales, for the nine months ended April 30, 2019 compared to $114,032, or 6.6% of motorized net sales, for the nine months ended April 30, 2018. The primary reasons for this decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

The net sales included in the nine months ended April 30, 2019 from the EHG acquisition date of February 1, 2019 are as follows:

	Nine Months Ended April 30, 2019	% of Segment Net Sales
NET SALES:
European
Motorcaravan	$506,964	66.1
Campervan	94,226	12.3
Caravan	100,741	13.1
Other	65,578	8.5

Total European	$767,509	100.0

	Nine Months Ended April 30, 2019	% of Segment Shipments
# OF UNITS:
European
Motorcaravan	9,029	51.7
Campervan	3,218	18.4
Caravan	5,202	29.9

Total European	17,449	100.0

The European recreational vehicles reportable segment for the nine months ended April 30, 2019 includes the results of operations of newly-acquired EHG for the three months of operations since the February 1, 2019 acquisition date, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

During the nine months ended April 30, 2019, EHG recorded net sales of $767,509, gross profit of $53,981 and a net loss before tax of $30,947. Gross profit and net loss before income taxes includes the impact of $61,418 related to the step-up in purchase accounting of acquired inventory that was subsequently sold during the period, and net loss before tax also includes $6,743 for the amortization expense of backlog and the amortization expense of the other acquired amortizable intangibles of $6,041.

Financial Condition and Liquidity

As of April 30, 2019, we had $461,112 in cash and cash equivalents, of which $319,246 is held in the U.S. and $141,866 in Euros held in Europe, compared to $275,249 on July 31, 2018, which was all held in the United States. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $185,863 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operations of $175,802, as the financing and investing activities substantially offset.

Working capital at April 30, 2019 was $822,047 compared to $542,344 at July 31, 2018. This increase is primarily attributable to the impact of the acquisition of EHG. Capital expenditures of $83,749 for the nine months ended April 30, 2019 were made primarily for land and production building additions and improvements, and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from operations, along with funds available under the new revolving asset-based credit facility obtained in conjunction with the EHG acquisition, will be sufficient to fund expected future operational requirements for the foreseeable future.

Our main priorities for the use of current and future available cash generated from operations include reducing indebtedness, funding our long-term growth organically and, over time, through acquisition, and maintaining and growing our regular dividends over time. We will also consider strategic and opportunistic repurchases of shares under the share repurchase program, as discussed in Note 17 to the Condensed Consolidated Financial Statements, and special dividends or other strategic share repurchases, as determined by the Company’s Board.

In regard to reducing indebtedness, subsequent to April 30, 2019 we made our required quarterly principal payment on our U.S. term loan of $3,466, additional principal payments of $151,000 on the U.S. term loan and paid $60,000 on the asset-based credit facility. The term loan and asset-based credit facility are discussed in more detail in Notes 2 and 14 to the Condensed Consolidated Financial Statements. As of June 10, 2019, our related outstanding balances on these debt instruments were as follows:

	June 10, 2019	April 30, 2019
Term loan - U.S.	$1,231,968	$1,386,434
Asset-based loan	$—	$60,000

In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2019 for the Company (including EHG) of approximately $45,000, primarily for the construction of the new Airstream North American towables facility and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under the credit facilities, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payment of dividends under the existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to the credit facilities, applicable legal limitations and determination by the Board.

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2019 was $175,802 as compared to net cash provided by operating activities of $197,185 for the nine months ended April 30, 2018.

For the nine months ended April 30, 2019, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, foreign currency forward contract loss, deferred income tax benefit and stock-based compensation) provided $228,165 of operating cash. The change in net working capital used $52,363 of operating cash during that period, due primarily to payments made on the guaranteed liabilities related to former EHG subsidiaries, as discussed in Note 2 to the Condensed Consolidated Financial Statements, and a reduction in accounts payable, with those uses being mostly offset by cash provided from reductions in inventory and accounts receivable levels during the period.

For the nine months ended April 30, 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $442,180 of operating cash. The changes in working capital used $244,995 of operating cash during that period, primarily the result of a larger than usual seasonal increase in accounts receivable due to both the timing of shipments and the increase in sales. Inventory also increased in correlation with the increases in backlog and production facilities and lines, and estimated income tax payments exceeded the income tax provision during the period as well. These increases were partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2019 was $1,817,072, primarily due to $1,658,577 in cash used to acquire EHG and capital expenditures of $83,749.

Net cash used in investing activities for the nine months ended April 30, 2018 was $141,996, primarily due to capital expenditures of $100,021 and $46,902 paid for the equity investment in TH2, our joint venture.

Financing Activities

Net cash provided by financing activities for the nine months ended April 30, 2019 was $1,855,544, consisting primarily of $2,195,018 borrowed in connection with the EHG acquisition, partially offset by $196,779 in debt payments, $69,220 paid for debt issuance costs related to the EHG acquisition, and payments for regular quarterly cash dividend payments of $0.39 per share for each of the first three quarters of fiscal 2019 totaling $62,664.

Net cash used in financing activities for the nine months ended April 30, 2018 was $131,428, primarily for principal payments on the previous revolving credit facility totaling $65,000 and regular quarterly cash dividend payments of $0.37 per share for each of the first three quarters of fiscal 2018 totaling $58,492.

The Company increased its previous regular quarterly dividend of $0.37 per share to $0.39 per share in October 2018. In October 2017, the Company increased its previous regular quarterly dividend of $0.33 per share to $0.37 per share.

Accounting Standards

Reference is made to Note 1 of our Condensed Consolidated Financial Statements contained in this report for a summary of recently issued accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company enters into various hedging transactions to mitigate certain of these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes.

The Company’s principal currency exposures mainly relate to the Euro, Canadian Dollar, and the British Pound. The Company uses foreign currency forward contracts to manage certain foreign exchange rate exposure related to certain anticipated transactions. The Company hedges certain anticipated British Pound transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction.

The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed rate debt. As of April 30, 2019, the Company has $900.0 million as notional amounts hedged in relation to the floating-to-fixed interest rate swap. Based on our interest rate exposure at April 30, 2019, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $8.6 million after tax reduction in net earnings over a one-year period. Additionally, a hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our April 30, 2019 debt balance by an estimated $85.0 million. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.

During the quarter ended April 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 1, 2019, the Company completed its acquisition of EHG. The acquired business constitutes approximately 52% of total assets and 31% of net sales of the consolidated financial statement amounts as of and for the three months ended April 30, 2019. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the above assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting and we expect to exclude the acquired business from our assessment of the effectiveness of internal control over financial reporting as of July 31, 2019.

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

In addition to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 and our Quarterly Report on Form 10-Q for the period ended January 31, 2019, we are exposed to certain additional risks and uncertainties which could have a material adverse impact on our business, financial condition and operating results as a result of our recent acquisition of EHG as detailed below.

The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. New risk factors or risks that we currently deem immaterial emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may impact our business, financial condition and operating results.

We are exposed to certain global, political and economic uncertainties

With the acquisition of EHG, we are exposed to additional global, political and economic uncertainties and shifts, such as the ongoing negotiations to determine the future terms of the U.K.’s relationship with the EU (Brexit), that pose risks of volatility in certain markets and which could affect our operations and financial results.

Our chassis supply, and therefore sales, may be impacted by European emissions standards

Uncertainties related to changing emission standards, such as the Euro 6d standard which becomes effective from January 2020 for new models and from January 2021 on all new vehicles, may impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

ITEM 6.	EXHIBITS

Exhibit	Description

2.1	Sale and Purchase Agreement (SPA) Amendment Agreement, dated as of February 1, 2019, by and among the Company, Tyr Holdings LLC & Co. KG, a wholly-owned subsidiary of the Company and the selling parties identified therein (incorporated by reference to Exhibit 2.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.1	Term Loan Agreement, dated as of February 1, 2019, by and among the Company, as borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.2	ABL Credit Agreement, dated as of February 1, 2019, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification

32.1	Chief Executive Officer’s Section 1350 Certification

32.2	Chief Financial Officer’s Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended April 30, 2019 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE: June 10, 2019	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE: June 10, 2019	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer