Form 10-K
period 2019-07-31
THOR INDUSTRIES INC
filed 2019-09-30
CIK 730263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-09235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 East Beardsley Ave., Elkhart, IN	46514-3305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 970-7460

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock (par value $.10 per share)	THO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2019 was approximately $3.295 billion based on the closing price of the registrant’s common shares on January 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Form 10-K for the fiscal year ended July 31, 2018 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of common shares of registrant’s stock outstanding as of September 16, 2019 was 55,063,473.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

PART I

Unless otherwise indicated, all Dollar and Euro amounts are presented in thousands except per share data.

ITEM 1. BUSINESS

The following discussion of our business solely relates to ongoing operations.

General Development of Business

Our Company was founded in 1980 and has grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. The Company manufactures a wide variety of RVs in the United States and Europe, and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 601 East Beardsley Avenue, Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “Thor”, the “Company”, “we”, “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

Our principal North American recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), Thor Motor Coach, Inc. (“Thor Motor Coach”), Keystone RV Company (“Keystone”, which includes CrossRoads and Dutchmen), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Bison Horse Trailers, LLC dba Bison Coach (“Bison”), Cruiser RV, LLC (“CRV”) and DRV, LLC (“DRV”)), K.Z., Inc. (“KZ”, which includes Venture RV) and Jayco, Inc. (“Jayco”, which includes Jayco, Starcraft, Highland Ridge and Entegra Coach). Within North America, we also have one other operating subsidiary, Postle Operating, LLC (“Postle”).

Our European recreational vehicle operations include eight RV production facilities producing numerous respected and well-known brands within Europe, including Hymer, Buerstner, Carado, Dethleffs, Eriba, Etrusco, Laika, LMC, Niesmann+Bischoff, Xplore, Elddis, Compass, Buccaneer, Sunlight and CrossCamp.

Acquisitions and Other Significant Events

Fiscal 2019

Erwin Hymer Group Acquisition

On February 1, 2019, the Company and the shareholders of Erwin Hymer Group SE (“EHG” or “Erwin Hymer Group”) closed on a transaction in which the Company acquired EHG. EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. The Company acquired EHG in order to expand its operations into the established but growing European market with a long-standing European industry leader.

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a seven-year, $2.1 billion term loan, with an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a five-year, $750.0 million asset-based credit facility (“ABL”), each as more fully described in Note 12 to the Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

Certain costs incurred during the fiscal year ended July 31, 2019 related to this acquisition, including the foreign currency forward contract loss and certain bank fees, ticking fees, legal, advisory and other costs, as discussed in Note 2 to the Consolidated Financial Statements, are included in Acquisition-related costs in the Consolidated Statements of Income and Comprehensive Income.

Fiscal 2018

Share Repurchase Program

On June 19, 2018, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through June 19, 2020.

Under the share repurchase plan, the Company is authorized to repurchase, from time-to-time, outstanding shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases will be determined by the Company’s management team based upon its evaluation of market conditions and other factors. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan. If the plan is utilized, the Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

There were no repurchases under this program during fiscal 2019 or 2018.

Joint Venture

On February 15, 2018, the Company announced the formation of TH2Connect, LLC (“TH2”), a joint venture with Tourism Holdings Limited (“thl”). TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 offers a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s initial investment in TH2 was funded entirely from cash on hand. Additional capital investments were made in TH2 by both Thor and thl of $6,500 and $3,500 during fiscal 2019 and fiscal 2018, respectively. In accordance with the operating agreement between the parties, TH2’s future capital needs will be funded proportionally by thl and the Company. Both thl and the Company loaned TH2 $2,157 in fiscal 2019 for working capital needs. The Company’s investment in TH2 is accounted for under the equity method, and the results of this joint venture are recorded on a one-month lag basis. In July 2019, TH2 was rebranded to “Togo Group.”

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%. The rate reduction took effect on January 1, 2018. As a result of other Tax Act changes, the Company’s income tax rate for fiscal year 2019 has been impacted by, among other items, the repeal of the domestic production activities (“Internal Revenue Code section 199”) deduction and limitations on the deductibility of executive compensation. The Tax Act also included substantial changes to the taxation of foreign income which are applicable to the Company as a result of the acquisition of EHG during fiscal 2019. The Global Intangible Low Taxed Income (“GILTI”) provisions may also prospectively impact the Company’s income tax expense. Under GILTI, a portion of the Company’s foreign earnings may be subject to U.S. taxation, offset by available foreign tax credits subject to limitations. For fiscal 2019, the Company incurred no U.S. taxation related to the GILTI provision of the Tax Act.

The reduction in the statutory U.S. federal income tax rate is expected to positively impact the Company’s future domestic after-tax earnings.

North American Recreational Vehicles

Thor, through its operating subsidiaries, is currently the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our North American operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, Globetrotter, Serenity, Flying Cloud, Caravel, Bambi, Basecamp, and Nest. Airstream also sells the Interstate and Atlas series of Class B motorhomes.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Freedom Elite, Majestic, Hurricane, Chateau, Windsport, Axis, Vegas, Tuscany, Palazzo, Aria, Quantum, Compass, Gemini and A.C.E. Thor Motor Coach also manufactures and sells a Class B motorhome under the trade name Sequence.

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

Heartland

Heartland manufactures and sells conventional travel trailers and fifth wheels, as well as equestrian recreational vehicle products with living quarters, and includes the operations of Heartland, Bison, Cruiser RV and DRV. Heartland, including Cruiser RV and DRV, manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Elkridge, Trail Runner, North Trail, Cyclone, Torque, Prowler, Wilderness, Shadow Cruiser, Fun Finder, MPG, Radiance and Stryker and luxury fifth wheels under the trade name DRV Mobile Suites. Bison manufactures and sells equestrian recreational vehicle products with living quarters under trade names such as Premiere, Ranger, Laredo, Trail Boss and Trail Hand.

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

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels, camping trailers and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle, Pinnacle and Talon, and also manufactures Class A and Class C motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells conventional travel trailers and fifth wheels under trade names such as Autumn Ridge and Telluride. Highland Ridge manufactures and sells conventional travel trailers and fifth wheels under trade names such as Highlander, Mesa Ridge and Open Range. Entegra Coach manufactures and sells luxury Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone and Class C and A motorhomes under trade names such as Odyssey, Esteem, and Emblem.

European Recreational Vehicles

Thor, through its EHG operating subsidiaries, is currently one of the largest manufacturers of caravans and motorcaravans in Europe according to the European Caravan Foundation (“ECF”).

Erwin Hymer Group (EHG)

EHG manufactures a full line of towable and motorized recreational vehicles, including motorcaravans, caravans and campervans in eight RV production facilities within Europe. EHG produces and sells numerous respected and well-known brands within Europe, including Hymer, Buerstner, Carado, Dethleffs, Eriba, Etrusco, Laika, LMC, Niesmann+Bischoff, Xplore, Elddis, Compass, Buccaneer, Sunlight and CrossCamp. In addition, EHG’s operations include other RV-related products and services.

Other

Postle

Postle manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Venture RV). The North American Motorized Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach. The European Recreational Vehicles reportable segment consists solely of the recently acquired EHG business, as discussed in Note 2 to the Consolidated Financial Statements. EHG includes the operations of eight RV production facilities producing numerous respected and well-known brands within Europe, including Hymer, Eriba, Buerstner, Carado, Dethleffs, Etrusco, Laika, LMC, Niesmann+Bischoff, Xplore, Elddis, Compass, Buccaneer, Sunlight and CrossCamp. EHG’s products include numerous types of towable and motorized recreational vehicles, including motorcaravans, caravans, campervans, urban vehicles and other RV-related products and services.

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

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by certain U.S.-based operating subsidiaries.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years, including European sales since the EHG acquisition date of February 1, 2019:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towables	$4,558,451	58.0	$6,008,700	72.1	$5,127,491	70.8
North American Motorized	1,649,329	21.0	2,146,315	25.8	1,971,466	27.2
European	1,486,978	18.9	–	–	–	–

Total recreational vehicles	7,694,758	97.9	8,155,015	97.9	7,098,957	98.0
Other	263,374	3.3	305,947	3.7	253,557	3.5
Intercompany eliminations	(93,374)	(1.2)	(132,053)	(1.6)	(105,562)	(1.5)

Total	$7,864,758	100.0	$8,328,909	100.0	$7,246,952	100.0

For additional information regarding our segments, see Note 3 to the Consolidated Financial Statements.

Recreational Vehicles

Overview

We manufacture a wide variety of recreational vehicles in the United States and Europe and sell those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. North American recreational vehicle classifications are based upon standards established by the RV Industry Association (“RVIA”). The principal types of towable recreational vehicles that we produce in North America include conventional travel trailers and fifth wheels. In addition, we also produce equestrian and other specialty towable recreational vehicles, as well as Class A, Class C and Class B motorhomes. In Europe, we produce numerous types of towable and motorized recreational vehicles, including motorcaravans, caravans, campervans, urban vehicles and other RV-related products and services.

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for camping and vacationing purposes. Within North America we produce “conventional” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to a receiver in the bed area of the pickup truck.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be utilized without being attached to utilities.

Within North America, Class A motorhomes, generally constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford, Freightliner and Spartan Motors. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are generally built on a Ford, General Motors or Mercedes Benz small truck or van chassis, which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for camping and vacationing purposes.

In Europe, motorcaravans are similar to the Class A and Class C motorized products in the North American market. Motorcaravans include various types, such as, integrated, semi-integrated and alcove, and are generally constructed on light duty truck chassis, supplied complete with engine and drivetrain components by chassis manufacturers such as Fiat, PSA Group, Mercedes and Iveco. The main difference between European motorcaravans as compared to RVs in the North American market is that the focus in Europe is on lighter and smaller vehicles due to weight restrictions and driving license requirements.

An integrated motorcaravan contains driving and passenger space that is completely integrated into the vehicle, along with the living area, which creates a great feeling of space. The driving/passenger and living areas are made of one compartment and form a single unit.

A semi-integrated motorcaravan is one whose cab (driver/passenger compartment) belongs to the chassis. This means that the existing driver/passenger area is complemented by an attached high-quality living area. As a result, all the advantages of the basic vehicle are enhanced by mobile living.

An alcove motorcaravan is one where there is an additional sleeping space located above the driver’s cab. This superstructure is called an “alcove” and it comprises sleeping accommodations for two people. Behind the driver’s cab is an additional bedroom and a living space with basic equipment.

A caravan is a travel trailer which is a non-motorized vehicle designed to be towed by passenger automobiles, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for camping and vacationing purposes. In Europe, the focus is on light and small caravans that can even be towed by small passenger cars.

A campervan is comparable to the Class B motorhome in the North American market. They are generally built on a Fiat, Citroen or Mercedes panel van chassis which includes an engine, drivetrain components and a finished cab section. A constructed living area provides access to the driver’s compartment and attaches to the cab section. As they are smaller and more compact than typical motorhomes, a campervan has the advantage of being easier to maneuver and easier to park.

An urban vehicle is a multi-functional vehicle similar to a minivan that is mainly used as a family car but has a small removable kitchen and sitting area that can be converted into a sleeping area. Additionally, these vehicles are equipped with a pop-up roof to provide additional sleeping quarters.

Production

In order to minimize finished inventory, our recreational vehicles in both North America and Europe are produced generally to dealer order. Our facilities are designed to provide efficient assembly-line manufacturing of products. In North America and Europe, capacity increases can generally be achieved relatively quickly and at relatively low cost, largely by acquiring, leasing, or building additional facilities and equipment and increasing the number of production employees. In North America, capacity decreases can generally be achieved relatively quickly and at relatively low cost, mainly by decreasing the number of production employees. In Europe, short-term capacity decreases can generally be achieved by adjusting work schedules and reducing the number of contract and temporary workers.

We purchase many of the components used in the production of our recreational vehicles in finished form. The principal raw materials used in the manufacturing processes for motorhomes and travel trailers are aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers.

Our relationship with our North American chassis suppliers is similar to our other RV vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, chassis manufacturers resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are generally based on the volume of chassis previously purchased. Although our European operations have strategic partnerships with key chassis suppliers, we are not dependent on any one supplier in Europe. Sales of motorhomes rely on these chassis and are affected accordingly, as approximately half of the material cost of our motorhomes relates to the chassis. We have not experienced any recent significant cost increases from our chassis suppliers.

Generally, our North American and European RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering and technological improvements.

Seasonality

Since recreational vehicles are used primarily by vacationers and campers, our recreational vehicle sales tend to be seasonal and, in most geographical areas, tend to be lower during the winter months than in other periods. As a result, our recreational vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year.

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sell to their own network of independent dealers, with many dealers carrying more than one of our product lines, as well as products from other manufacturers. As of July 31, 2019, there were approximately 2,300 dealership locations carrying our products in the U.S. and Canada and approximately 1,000 dealership locations carrying our products throughout Europe. We believe that the working relationships between our management and sales personnel and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate four company-owned dealerships. Approximately 30% of the independent European dealer body sells EHG brands exclusively.

While each of our recreational vehicle operating subsidiaries has an independent sales force, the most important retail sales events occur at the major recreational vehicle shows which take place throughout the year at different locations across the United States, Canada and Europe. We also benefit in the United States from the recreational vehicle awareness advertising and major marketing programs sponsored by the RVIA in national print media and television.

In our selection of individual dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, credit worthiness, reputation, experience and ability to provide service to the end customer. Many dealers, particularly in North America, carry the recreational vehicle lines of one or more of our competitors. Generally, each of our recreational vehicle operating subsidiaries have separate agreements with their dealers.

One of our dealers, FreedomRoads, LLC, accounted for approximately 18.5% of our consolidated net sales in fiscal 2019 and for approximately 20.0% in both fiscal 2018 and fiscal 2017. This dealer also accounted for approximately 19% of the Company’s consolidated trade accounts receivable at July 31, 2019 and approximately 26% at July 31, 2018.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to eighteen months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all the dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Based on current conditions, we believe that future losses under these agreements would not have a material adverse effect on our Company. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2019 and July 31, 2018 were $2,961,019 and $2,748,465, respectively. The losses incurred due to repurchase were not material in fiscal 2019, 2018 and 2017.

Backlog

As of July 31, 2019, the backlog for North American towable and North American motorized recreational vehicle orders was $693,156 and $458,847, respectively, compared to $766,965 and $634,092, respectively, at July 31, 2018, reflecting decreases of 9.6% and 27.6%, respectively. These decreases are mainly attributable to our capacity expansions since the prior year allowing for increased production and therefore quicker delivery of units to dealers, elevated existing dealer inventory levels in certain locations and a more typical seasonal order pattern compared to the elevated order levels from the prior year. As of July 31, 2019, the backlog for our European segment was $852,675.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. The existing backlog of the North American towable, North American motorized and European segments is expected to be filled in fiscal 2020.

Product Warranties

In North America, we generally provide retail purchasers of our recreational vehicles with a one-year or two-year limited warranty against defects in materials and workmanship with longer warranties on certain structural components. The chassis and engines of our motorhomes are generally warranted for various periods in excess of one year by their manufacturers. In Europe, we generally offer a two-year limited warranty on certain structural components and up to a 12-year warranty against water leakage.

Regulation

In the countries where we operate and our products are sold, we are subject to various vehicle safety and compliance standards.

Within the United States, we are a member of the RVIA, a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards in the United States. We place an RVIA seal on each of our North American recreational vehicles to certify that the RVIA’s standards have been met. We also comply with the National Highway Traffic Safety Administration (“NHTSA”) in the U.S. and with similar standards within Canada and Europe as it relates to the safety of our products.

Governmental authorities in the regions in which we operate have various environmental control standards relating to air, water and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, our air compressor discharge, our waste water and the noise emitted by our factories. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with applicable emission control standards.

Our plants are subject to and are periodically inspected by various governmental and industry agencies concerned with health and safety in the work place to ensure that our plants and products comply with applicable governmental and industry standards.

We believe that our products and facilities comply in all material respects with applicable vehicle safety (including those promulgated by NHTSA), environmental, industry, health, safety and other required regulations.

We do not believe that ongoing compliance with the existing regulations discussed above will have a material effect in the foreseeable future on our capital expenditures, earnings or competitive position, however, future developments in regulation and/or policy could impose significant challenges upon our business operations.

Competition

The recreational vehicle industry is generally characterized by low barriers to entry. The recreational vehicle market is intensely competitive, with several other manufacturers selling products that compete directly with our products. We also experience a certain level of competition between our own operating subsidiaries. Increased activity in the market for used recreational vehicles also impacts manufacturers’ sales of new products. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the price, design, value and quality of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles. There are approximately 65 RV manufacturers in the U.S. and Canada, according to RVIA and approximately 30 RV manufacturers across Europe according to Caravaning Industry Association e.V. (“CIVD”).

Our primary competitors within the North American towable and motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2019, Thor’s combined U.S. and Canadian market share based on unit retail sales was approximately 47.4% for travel trailers and fifth wheels combined and approximately 36.5% for motorhomes.

Our primary competitors within the European segment are Trigano, Hobby/Fendt and Knaus Tabbert. EHG’s European market share for the six months ended June 30, 2019 based on unit retail sales was approximately 25.5% for motorcaravans and campervans combined and approximately 21.6% for caravans.

Trademarks and Patents

We have registered United States trademarks, Canadian trademarks, German trademarks and certain other international trademarks and licenses carrying the principal trade names and model lines under which our products are marketed. We hold and protect certain patents related to our business. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Employee Relations

At July 31, 2019, we employed approximately 21,750 full-time employees worldwide, including 14,950 full-time employees in the United States, of which approximately 1,750 were salaried, and 6,800 full-time employees in Europe, of which approximately 1,875 were salaried. None of our North American employees are represented by certified labor organizations. Within our European-based operations, we are subject to employee contracts, Works Councils and certain labor organizations. We believe that we maintain a good working relationship with our employees.

Forward Looking Statements

This Annual Report on Form 10-K includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; the impact of tariffs on material or other input costs; the level and magnitude of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recently completed transactions; lower consumer confidence and the level of discretionary consumer spending; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products and services; consumer preferences; the ability to efficiently utilize production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; increasing costs for freight and transportation; asset impairment charges; cost structure changes; competition; the impact of potential losses under repurchase or financed receivable agreements; the potential impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars; general economic, market and political conditions; the impact of changing emissions standards in the various jurisdictions in which our products are sold; and changes to investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of EHG include risks regarding the potential benefits of the acquisition and the anticipated operating value creation, the integration of the business, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and EHG’s business. These and other risks and uncertainties are discussed more fully in Item 1A Risk Factors below.

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

Risks Relating to Our Business

The industry in which we operate is highly competitive both in the United States and in Europe.

The industry in which we are engaged is highly competitive. The recreational vehicle industry is generally characterized by relatively low barriers to entry, which results in numerous existing and potential recreational vehicle manufacturing competitors. A number of our operating subsidiaries also compete with each other. Competition is based upon price, design, value, quality and service as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. If existing or new competitors develop products that are superior to ours or that achieve better consumer acceptance or if existing competitors offer similar products at a lower net price to dealers, our market share, sales volume and profit margins may be adversely affected.

In addition to direct manufacturing competitors, we also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn. The availability of used recreational vehicles and the pricing differential between used and new recreational vehicles are among the primary factors which impact the competitiveness of used vehicle sales.

Our U.S.-based operations are primarily centered in northern Indiana.

The majority of our U.S. operations are located in one region. The geographic centrality of the RV industry in northern Indiana, where the majority of our facilities are located, creates certain risks, including:

●

Competition for workers skilled in the industry, especially during times of low unemployment, may increase the cost of our labor or limit the speed at which we can respond to changes in consumer demand;

●

Employee retention and recruitment challenges, as employees with industry knowledge and experience may be attracted to the most lucrative positions and their ability to change employers is relatively easy; and

●	Potential for greater adverse impact from natural disasters.

Our business is both cyclical and seasonal and subject to fluctuations in sales, production and net income.

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic and demographic conditions, which affect disposable income for leisure-time activities. Consequently, the results for any prior period may not be indicative of results for any future period.

In addition, we have experienced, and expect to continue to experience, significant variability in quarterly sales, production and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, demand in the recreational vehicle industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. Independent dealer demand and buying patterns also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. The seasonality of our business may negatively impact quarterly operating results.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors, such as general economic conditions, credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific external factors affecting our business include:

●	Overall consumer confidence and the level of discretionary consumer spending;

●	Raw material and commodity price fluctuations;

●	Availability of raw materials and components used in production;

●	Legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers;

●	Interest rate fluctuations and the availability of credit;

●	Success of new and existing products and services;

●	Consumer preferences;

●	Independent dealer confidence and stocking levels;

●	RV retail consumer demographics;

●	Employment and wage trends;

●	Consolidation of independent RV dealerships;

●	Global, domestic or regional financial turmoil;

●	Natural disasters;

●	Relative or perceived cost, availability and comfort of recreational vehicle use versus other modes of travel, such as car, air or rail travel; and

●	General economic, market and political conditions, including war, terrorism and military conflict.

The loss of our largest independent dealer could have a significant effect on our business.

Sales to FreedomRoads, LLC accounted for 18.5% of our consolidated net sales for fiscal 2019. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships which has impacted our sales to FreedomRoads, LLC. Future consolidation of dealerships by FreedomRoads, LLC could impact our sales, concentration of sales to this key dealer and our exposure under repurchase obligations.

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

Our growth has been both internal and by acquisition. Business acquisitions, joint ventures and the merger or combination of subsidiaries within Thor, pose a number of potential integration risks that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of acquisitions; the integration of acquired companies, assets, operations and joint venture arrangements and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:

●	The diversion of management’s attention from the management of daily operations to various transaction and integration activities;

●	The potential for disruption to existing operations and plans;

●	The assimilation and retention of employees, including key employees;

●

Risks related to transacting business in new geographies and regulatory environments in which we are unaccustomed, including but not limited to: foreign currency exchange rate changes, expanded macro-economic risks due to operations in and sales to a wide base of countries, political and regulatory exposures to countries in which we formerly did not do business, different employee/employer relationships, including the existence of workers’ councils and labor organizations, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions;

●	The ability of our management teams to manage expanded operations, including international operations, to meet operational and financial expectations;

●	The integration of departments and systems, including accounting systems, technologies, books and records, controls and procedures;

●	The adverse impact on profitability if expanded or combined operations do not achieve expected financial results or realize the synergies and other benefits expected;

●	The potential loss of, or adverse effects on, existing business relationships with suppliers and customers;

●	The assumption of liabilities of the acquired businesses, which could be greater than anticipated; and

●

The potential adverse impact on operating results due to the use of estimates, which are subject to significant management judgment, in the accounting for acquisitions, incurrence of non-recurring charges, and write-offs of significant amounts of goodwill and other assets.

A significant portion of our revenue is derived from international sources, which creates additional uncertainty.

Combined sales from the United States to foreign countries (predominately Canada) and sales from our foreign subsidiary (since the February 1, 2019 date of acquisition) to countries other than the U.S. (predominately within the European Union) represent approximately 26.2% of Thor’s consolidated sales for fiscal 2019. These non-U.S. sales create the potential for numerous risks which could impact our financial operating results, including foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory environments, disruptions in supply or distribution, dependence on foreign personnel and various employee work agreements, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or tax laws that affect this process may change.

Global political and economic uncertainty and shifts, such as the ongoing negotiations to determine the future terms of the U.K.’s exit from the European Union (Brexit), pose risks of volatility in global markets, which could affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees, or prospective employees, all of which could adversely affect our business, sales, hiring, and employee retention. Our success in international markets will depend, in part, on our ability to anticipate and effectively manage these and other risks, which could materially impact our international operations or the business as a whole.

The Company’s level of debt may make us more sensitive to the effects of economic downturns; and provisions in our debt agreements could constrain the options available to us to react to changes in the economy or our industry.

We incurred and assumed various debt obligations as a result of the EHG acquisition on February 1, 2019. In conjunction with the acquisition, we entered into a new term loan agreement with USD and EUR tranches ($1.4 billion USD and €618 million EUR, respectively) and a $750 million Asset-Based Loan (“ABL”). We also assumed various existing debt obligations from EHG as of the acquisition date. As of July 31, 2019, we have outstanding debt of approximately $1.9 billion. Our current level of debt directly impacts our results of operations because a portion of our cash flow from operations is dedicated to servicing our debt. In addition, our current level of debt could impair our ability to raise additional capital, if necessary, or increase borrowing costs on future debt, and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a substantial portion of our cash flow to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service, capital investment and working capital requirements, we may need to fund those requirements with borrowings from the ABL, or reduce or cease our payments of dividends, we may be unable to repurchase our shares, or we may need to seek additional financing or sell assets.

Furthermore, our credit facilities contain certain provisions that limit our flexibility in planning for, or reacting to, changes in our business and our industry, including limitations on our ability to:

●	Declare dividends or repurchase capital stock;

●	Prepay or purchase other debt;

●	Incur liens;

●	Make loans, guarantees, acquisitions and investments;

●	Incur additional indebtedness;

●	Amend or otherwise alter debt and other material agreements;

●	Engage in mergers, acquisitions or asset sales; and

●	Engage in transactions with non-loan party affiliates.

Our business depends on the performance of independent dealers and transportation carriers.

We distribute all of our North American and the majority of our European products through a system of independent, non-franchise authorized dealers, many of whom sell products from competing manufacturers. The Company depends on the capability of these independent authorized dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the products that the dealers purchase from the Company. If the Company’s independent dealers are not successful in these endeavors, then the Company may be unable to maintain or grow its revenues and meet its financial expectations. The geographic coverage of our independent dealers and their individual business conditions can affect the ability of our authorized dealers to sell our products to consumers. If our independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain dealerships. As a result, the Company could face additional adverse consequences related to the termination of independent dealer relationships. For example, the unplanned loss of any of the Company’s independent dealers could lead to inadequate market coverage of our products. In addition, recent consolidation of independent dealers, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of independent dealers.

Our products are generally delivered to our dealers via a system of independent transportation contractors. The network of carriers is limited and, in times of high demand and limited availability, can create risk in, and disruption of, our distribution channel.

Our business is affected by the availability and terms of financing to independent dealers and retail purchasers.

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent independent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. Two major floor plan financial institutions held approximately 63% of our portion of our dealers’ total floored dollars outstanding at July 31, 2019. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

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

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including, without limitation, wrongful death, personal injury and warranties. In North America, we generally self-insure a portion of our product liability and other claims and also purchase product liability and other insurance in the commercial insurance market. In North America, upon exhaustion of relatively higher deductibles or retentions, we maintain a full line of insurance coverage. In Europe, we generally fully insure similar risks with insurance offering relatively low deductibles or premiums. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and size of claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future self-insured retention levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

An introduction of new products into the marketplace or enhanced standard warranty coverage of our products, may result in expenses that we did not anticipate, which, in turn, can result in reduced earnings.

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

Our chassis supply, and therefore sales, may be impacted by new European emissions standards being implemented.

Uncertainties related to changing European emission standards may impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns, which could have an adverse impact on our sales and earnings.

Prior to the EHG acquisition, EHG was a privately-held company and its new obligations arising from being a part of a public company may require significant additional resources and management attention.

Upon the completion of the EHG acquisition, EHG and its subsidiaries became subsidiaries of our consolidated Company and will need to comply with U.S. GAAP financial reporting, the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that EHG establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting under U.S. GAAP, and such compliance efforts may be costly and may divert the attention of management. There are a large number of processes, policies, procedures and functions that must be integrated, or enhanced at EHG, particularly those related to the implementation of internal controls for SOX compliance. The execution of these plans may lead to additional unanticipated costs and time delays. These incremental transaction and acquisition-related costs may exceed the savings we expect to achieve from the realization of efficiencies related to the combination of the businesses, particularly in the near term and in the event there are material unanticipated costs.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the recreational vehicle industry, upon the request of a lending institution financing an independent dealer’s purchase of our products, we will generally execute a repurchase agreement with the lending institution. Repurchase agreements provide that, typically for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost.

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

For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our sales and profit margins. Additionally, continued consolidation of our major suppliers further limits alternative supply sources, which could increase costs and decrease our sales and profit margins. Finally, certain raw material components may be sourced from countries where we do not have operations, and delays in obtaining these components, along with added tariffs, could result in increased costs and decreased sales and profit margins.

We depend on timely and sufficient delivery of components from our suppliers. Most components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of suppliers that have the capacity to supply large quantities, primarily occurring in the case of: 1) motorized chassis, where there are a limited number of chassis suppliers, and 2) windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where LCI Industries is a major supplier for these items within the North American RV industry.

The recreational vehicle industry as a whole has, from time to time, experienced shortages of motorized chassis due to the concentration or allocation of available resources by suppliers of these chassis. Historically, in the event of an industry-wide restriction of supply, suppliers have generally allocated chassis among us and our competitors based on the volume of chassis previously purchased. If certain suppliers were to discontinue the manufacturing of motorhome chassis, or if, as a group, our chassis suppliers significantly reduced the availability of chassis to the industry, our business would be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of chassis suppliers, could have a material adverse effect on our sales. If the condition of the auto industry were to significantly deteriorate, that deterioration could also result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

LCI Industries is a major North American supplier of a number of key components of our recreational vehicles such as windows and doors, towable chassis and slide-out mechanisms, axles and upholstered furniture. We have not experienced any significant shortages or delays in delivery related to these items; however, if industry demand were to increase faster than LCI Industries can respond, or other factors impact their ability to continue to supply our needs for these key components, our business could be adversely affected.

Continued consolidation of our major suppliers may inhibit our ability to source from alternative suppliers and could result in increased component costs, which may result in decreased margins or higher wholesale product costs, which could result in decreased sales.

In addition, certain RV components are sourced from countries where we do not currently have operations. Changes in trade policy and resulting tariffs that have or may be imposed, along with port, production or other delays, could cause increased costs for, or shortages of, certain RV components or sub-components. We may not be able to source alternative supplies as necessary without increased costs or at all. If alternatives are not readily available, that unavailability could lead to potential decreases in our sales and earnings.

Finally, as is standard in the industry, arrangements with chassis and other suppliers are generally terminable at any time by either our Company or the supplier. If we cannot obtain an adequate supply of chassis or other key components, this could result in a decrease in our sales and earnings.

Our products and services may experience quality problems from time to time, including from vendor-supplied parts, that can result in decreased sales and gross margin and could harm our reputation.

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

Our business is subject to numerous national, regional, federal, state and local regulations in the various countries in which we operate and/or sell our products.

Our operations are subject to numerous national, regional, federal, state and local regulations governing the manufacture and sale of our products, including various vehicle and component safety and compliance standards. In various jurisdictions, governmental agencies require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations and could harm our reputation. Additionally, changes in policy, regulations or the imposition of additional regulations could have a material adverse effect on our Company.

Our U.S. operations are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” U.S. federal and state, as well as various European laws and regulations, impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. U.S. federal and state, as well as various European, authorities have environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations.

Further, certain other U.S. and European laws and regulations affect the Company’s activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, real estate, promotions, quality of services, intellectual property, tax, import and export duties, tariffs, anti-corruption, anti-competition, environmental, privacy, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal or civil proceedings and regulatory or other actions that could materially adversely affect our operating results.

Changes in U.S. trade policy could result in retaliatory trade policies by one or more U.S. trading partners.

The recent imposition of tariffs on steel, aluminum and other raw materials imported into the United States has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. New and/or increased tariffs by the United States and/or by other countries could subject the Company to increased costs for RV components that we import into the United States. Increased costs for imported RV components could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, may result in lower margins on products sold.

As a publicly-traded company, we are subject to rules and regulations promulgated by the Securities and Exchange Commission and the New York Stock Exchange.

Failure as a public company to comply with relevant rules and regulations of the Securities and Exchange Commission or the New York Stock Exchange could have an adverse impact on our business. Additionally, amendments to these rules or regulations and the implementation of new rules or regulations could increase compliance, reporting, or other operating or administrative costs, and therefore could have an adverse impact on our business.

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

The methods and technologies used to obtain unauthorized access to our information systems are constantly changing and may be difficult to anticipate. While we have implemented and periodically review security measures and processes designed to prevent unauthorized access to our information systems, we may not be able to anticipate and effectively prevent unauthorized access or data loss in the future. The misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws, including the European Union’s General Data Protection Regulation (“GDPR”), and damage to our reputation which could, in turn, have a significant, negative impact on our results of operations.

We may not be able to protect our intellectual property and may be subject to infringement claims.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our intellectual property against infringement and misappropriation by defending our intellectual property rights. To protect these rights, we rely on intellectual property laws of the U.S., Germany, Canada, and other countries, as well as contractual and other legal rights. We seek to acquire the rights to intellectual property necessary for our operations. However, our measures may not be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation, which could result in a diversion of resources.

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

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign, reengineer, or rebrand our products, if feasible, divert management’s attention and resources, require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property or damage our reputation. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our business, financial condition, and results of operations.

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

We rely on the existence of an available, qualified workforce to manufacture our products. Competition for qualified employees could require us to pay higher wages to attract and retain a sufficient number of qualified employees. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. Within our European-based operations, we are subject to employee contracts, Works Councils and certain labor organizations. Any disruption in our relationships with these third-party associations, could adversely affect our ability to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all.

We could be impacted by the potential adverse effects of union activities.

While our European-based operations are subject to employee contracts, Works Councils and certain labor organizations, none of our North American employees are currently represented by a labor union. Unionization of any of our North American facilities could result in higher employee costs and increased risk of work stoppages. We are, directly or indirectly, dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results, or financial condition.

Our operations are dependent upon the services of our executive management and other key individuals, and their loss could materially harm us.

We rely upon the knowledge, experience and skills of our executive management and other key employees to compete effectively in our business and manage our operations. Our future success depends on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel. Upon the departure of such employees, our success may depend upon the existence of adequate succession plans. The loss of our executive management or other key employees or the failure to attract or retain qualified employees could have a material adverse effect on us in the event that our succession plans prove inadequate.

Production efficiency related to new facilities may not be realized or we may incur unanticipated costs or delays that could adversely affect operating results.

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

The relative strength of the U.S. dollar may impact sales denominated in U.S. dollars.

The Company’s U.S. based subsidiaries have expenses and sales denominated in U.S. dollars. Sales into the Canadian market are subject to currency risk as devaluation of the Canadian dollar versus the U.S. dollar may negatively impact U.S. dollar sales into Canada. With the acquisition of EHG, the Company has acquired Euro-denominated assets which are subject to changes in the Euro and U.S. dollar currency rate. To offset a portion of this currency risk, the acquisition was partially funded through a Euro-denominated Term Loan B which provides an economic hedge.

EHG’s expenses are predominantly denominated in Euro. EHG’s sales are denominated in Euro, with the exception of sales in the U.K. market, where sales are denominated in Pound Sterling. The Company has used foreign currency forward contracts to manage certain foreign exchange rate exposure related to anticipated sales transactions in Pound Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. However, at July 31, 2019, the Company did not have any currency forward contracts outstanding. Within EHG there are assets held in non-Euro currencies, with most of these assets related to the RV rental business. Where possible these assets have been funded by debt in the local currency which economically offsets the underlying currency risk.

Thor uses net investment hedge accounting to mitigate the impact on its financial statements of changes in the Euro and U.S. dollar currency to the Euro-denominated Term Loan B.

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

Within our U.S. based operations, the Company incurs significant costs with respect to employee healthcare and workers compensation benefits. The Company is self-insured for these employee healthcare and workers compensation benefits up to certain defined retention limits. If costs related to these or other employee benefits increase as a result of increased healthcare costs in the U.S., increased utilization of such benefits as a result of increased claims, new or revised U.S. governmental mandates or otherwise, our operating results and financial condition may suffer. Within our European-based operations, the Company incurs significant costs with respect to employee benefits which are largely governed by country and regional regulations. New or revised governmental mandates may cause our operating results and financial condition to suffer.

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

Price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time. The Company’s stock price may reflect expectations of future growth and profitability. The Company’s stock price may also reflect expectations that its cash dividend will continue at current levels or grow and that its current share repurchase program will be fully consummated. Future dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. Furthermore, and as is customary under credit facilities generally, certain actions, including our ability to pay dividends and repurchase shares, are subject to the satisfaction of certain payment conditions prior to payment. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the Company might miss investor expectations or independent analyst estimates, which might result in analysts or investors changing their opinions and/or recommendations regarding our stock and our stock price may decline, which could have a material adverse impact on investor confidence and employee retention.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2019, worldwide we owned or leased approximately 21,023,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. The fiscal 2019 increase of 6,976,000 square feet is primarily due to the acquisition of EHG, which added 6,543,000 of square footage. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2019:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	84	6,098,000
Indiana – North American Towable Segment	Leased	1	53,000
Indiana – North American Towable and Motorized Segments	Owned	44	3,154,000
Indiana – North American Motorized Segment	Owned	17	1,070,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	29	1,628,000
Indiana – Other Segment	Owned	1	50,000
Indiana – Other Segment	Leased	6	502,000
Indiana Subtotal		182	12,555,000
Ohio – North American Towable and Motorized Segments	Owned	11	613,000
Michigan – Other Segment	Owned	1	10,000
Michigan – Other Segment	Leased	4	270,000
Idaho – North American Towable Segment	Owned	5	661,000
Oregon – North American Towable Segment	Owned	5	371,000
Other Subtotal		26	1,925,000

United States Subtotal		208	14,480,000

Europe:
Germany – European Segment	Owned	90	4,511,000
Germany – European Segment	Leased	25	591,000
Italy – European Segment	Owned	3	820,000
Italy – European Segment	Leased	1	22,000
France – European Segment	Owned	6	330,000
United Kingdom – European Segment	Owned	1	269,000
Europe Subtotal		126	6,543,000

Total		334	21,023,000

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws,” warranty claims and vehicle accidents in North America (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 16, 2019, the number of holders of record of the Common Stock was 115.

Dividends

In fiscal 2019, we paid a $0.39 per share dividend for each fiscal quarter. In fiscal 2018, we paid a $0.37 per share dividend for each fiscal quarter.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities generally, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payment of dividends under the existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the fourth quarter of fiscal 2019.

Equity Compensation Plan Information – see Item 12.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2019(1)	2018	2017	2016(2)(3)	2015(4)
Income statement data:
Net sales	$7,864,758	$8,328,909	$7,246,952	$4,582,112	$4,006,819
Income before income taxes from continuing operations	184,666	633,029	556,386	383,313	292,895
Acquisition-related costs included in income before income taxes	114,866	–	–	–	–
Net income from continuing operations	132,465	430,151	374,254	258,022	202,009
Net income	132,465	430,151	374,254	256,519	199,385
Net income attributable to Thor Industries, Inc.	133,275	430,151	374,254	256,519	199,385

Earnings per common share from continuing operations:
Basic	$2.46	$8.17	$7.12	$4.92	$3.80
Diluted	$2.45	$8.14	$7.09	$4.91	$3.79

Earnings per common share:
Basic	$2.46	$8.17	$7.12	$4.89	$3.75
Diluted	$2.45	$8.14	$7.09	$4.88	$3.74

Earnings per common share attributable to Thor Industries, Inc.:
Basic	$2.47	$8.17	$7.12	$4.89	$3.75
Diluted	$2.47	$8.14	$7.09	$4.88	$3.74

Dividends paid per common share:
Regular	$1.56	$1.48	$1.32	$1.20	$1.08

Balance sheet data:
Total assets	$5,660,446	$2,778,665	$2,557,931	$2,325,464	$1,503,248
Long-term liabilities	2,116,893	71,594	200,345	408,590	59,726

(1)	Includes six months of the operations of the Erwin Hymer Group from the date of acquisition during the fiscal year.

(2)	Includes a non-cash goodwill impairment of $9,113 associated with a subsidiary in our towable segment.

(3)	Includes one month of the operations of Jayco from the date of its acquisition during the fiscal year.

(4)	Includes three and seven months of the operations of Postle and CRV/DRV, respectively, from the dates of their acquisitions during the fiscal year.

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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the six months ended June 30, 2019, Thor’s combined U.S. and Canadian market share based on units was approximately 47.4% for travel trailers and fifth wheels combined and approximately 36.5% for motorhomes. In Europe, according to ECF, EHG’s market share for the six months ended June 30, 2019 based on units was approximately 25.5% for motorcaravans and campervans combined and approximately 21.6% for caravans.

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

We generally rely on internally generated cash flows from operations to finance our growth, however, we did obtain and utilize credit facilities to fund the majority of the cash consideration for the EHG acquisition as more fully described in Notes 2 and 12 to the Consolidated Financial Statements. Capital acquisitions of $127,245 in fiscal 2019 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for capital acquisitions by segment.

Significant Events

Fiscal 2019

Erwin Hymer Group Acquisition

On February 1, 2019, the Company and the shareholders of Erwin Hymer Group SE (“EHG” or “Erwin Hymer Group”) closed on a transaction in which the Company acquired EHG. EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe, by revenue. The Company acquired EHG in order to expand its operations into the growing European market with a long-standing European industry leader.

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a seven-year, $2.1 billion term loan, with an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a five-year, $750.0 million asset-based credit facility (ABL), each as more fully described in Note 12 to the Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

Certain costs related to this acquisition incurred during the fiscal year ended July 31, 2019, including the foreign currency forward contract loss and certain bank fees, ticking fees, legal, advisory and other costs, as discussed in Note 2 to the Consolidated Financial Statements, are included in Acquisition-related costs in the Consolidated Statements of Income and Comprehensive Income.

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

There were no repurchases under this program during the fiscal years ended July 31, 2019 or 2018.

Joint Venture

On February 15, 2018, the Company announced the formation of TH2Connect, LLC (“TH2”), a joint venture with Tourism Holdings Limited (“thl”). TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 offers a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s initial investment in TH2 was funded entirely from cash on hand. Additional capital investments were made in TH2 by both Thor and thl of $6,500 and $3,500 during fiscal 2019 and fiscal 2018, respectively. In accordance with the operating agreement between the parties, TH2’s future capital needs will be funded proportionally by thl and the Company. Both thl and the Company loaned TH2 $2,157 in fiscal 2019 for working capital needs. The Company’s investment in TH2 is accounted for under the equity method, and the results of this joint venture are recorded on a one-month lag basis. In July 2019, TH2 was rebranded as “Togo Group.”

Tax Reform and Other Tax Matters

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%. The rate reduction took effect on January 1, 2018. As a result of other Tax Act changes, the Company’s income tax rate for fiscal year 2019 has been impacted by, among other items, the repeal of the domestic production activities (“Internal Revenue Code Section 199”) deduction and limitations on the deductibility of executive compensation. The Tax Act also included substantial changes to the taxation of foreign income which are applicable to the Company as a result of the acquisition of EHG. The Global Intangible Low Taxed Income (“GILTI”) provisions may also impact the Company’s effective income tax rate. Under GILTI, a portion of the Company’s foreign earnings would be subject to U.S. taxation, offset by available foreign tax credits subject to limitations. For fiscal 2019, the Company incurred no U.S. taxation related to the GILTI provision of the Tax Act.

The overall annual effective tax rate for fiscal 2019 is 28.3% on $184,666 of income before income taxes, compared with 32.0% on $633,029 of income before income taxes for fiscal 2018. The primary drivers of the change in the overall effective tax rate between comparable periods relate to U.S. tax reform and the impact of the EHG acquisition. In fiscal 2018, the enactment of the Tax Cuts and Jobs act resulted in an unfavorable one-time additional income tax expense as a result of the re-measurement of the Company’s deferred tax assets. Additionally, as a result of being a fiscal year end filer, the Company’s U.S. federal statutory rate was reduced to 21.0% in fiscal 2019 compared to a 26.9% blended rate for fiscal 2018. The resulting benefits of the full U.S. rate reduction and non-taxable foreign currency remeasurement gains resulting from intercompany financing transactions were partially offset by an unfavorable, non-deductible forward currency forward contract loss resulting from the EHG acquisition.

Industry Outlook – North America

The Company monitors industry conditions in the North American RV market through numerous sources, including the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

North American independent RV dealer inventory of Thor products as of July 31, 2019 decreased 25.3% to approximately 103,400 units, compared to approximately 138,500 units as of July 31, 2018. During the remainder of calendar 2019, we expect that the North American independent dealer inventory rationalization will continue. Barring a significant macroeconomic impact, we foresee a flat to modest decline in the North American RV markets in calendar 2020.

Thor’s North American RV backlog as of July 31, 2019 decreased $249,054, or 17.8%, to $1,152,003 compared to $1,401,057 as of July 31, 2018, with the decrease partially attributable to our capacity expansions since the prior year, which allows for quicker order fulfillment.

Industry Wholesale Statistics – North America

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	191,094	238,502	(47,408)	(19.9)
North American Motorized Units	25,487	33,086	(7,599)	(23.0)

Total	216,581	271,588	(55,007)	(20.3)

According to their most recent forecast published in August 2019, RVIA has forecasted that 2019 calendar year shipments of towable and motorized units will decrease to approximately 356,000 and 45,200 units, respectively, for a total of 401,200 units, a decline of 17.1% from the 2018 calendar year shipments.

Industry Retail Statistics – North America

We believe that retail demand is the key to continued growth in the North American RV industry, and that annual North American RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales once dealer inventory levels are adjusted to generally normalized levels, which we anticipate will occur by the end of calendar 2019.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	217,207	237,315	(20,108)	(8.5)
North American Motorized Units	27,602	32,261	(4,659)	(14.4)

Total	244,809	269,576	(24,767)	(9.2)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Company Wholesale Statistics – North America

The Company’s wholesale RV shipments, for the six months ended June 30, 2019 and 2018 to correspond with the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	85,920	121,968	(36,048)	(29.6)
North American Motorized Units	9,825	13,200	(3,375)	(25.6)

Total	95,745	135,168	(39,423)	(29.2)

Company Retail Statistics – North America

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the six months ended June 30, 2019 and 2018 to correspond with the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	100,561	115,042	(14,481)	(12.6)
North American Motorized Units	10,076	12,904	(2,828)	(21.9)

Total	110,637	127,946	(17,309)	(13.5)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Our outlook for future growth in North American retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel prices. Assuming continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates with modest rate increases and the absence of negative economic factors, we expect to see long-term growth in the North American RV industry.

A positive long-term outlook for the North American RV segment is supported by continued demographic diversification. While consumers between the ages of 55 and 74 still account for the majority of RV retail sales, there is strong interest and growing retail momentum with the younger “generation X” and “millennials” segments. Not surprisingly, behavioral attributes confirm these groups as being more active, tech savvy, well researched, open to new ideas, seeking new experiences and very family-centric, specifically when it comes to cross-generational family activities like RVing, camping and time spent outdoors.

Since 2014, Kampgrounds of America (“KOA”) has measured an increase of more than 7 million new camper households and in 2018 KOA projected a 45% rise in the frequency of camping trips among all camping families; largely driven by millennials, with 6 in 10 camping families having tried a new camping destination in 2017. Younger consumers are also redefining cultural views on “vacation” and opting instead for 50 to 100 mile getaways within driving distance to home or school. Given the importance younger consumers and millennial households place on family, quality experiences, technology and time, we are well-positioned to provide the innovative product offerings which deliver the lifestyle experiences that complement millennial expectations.

In addition to younger age demographics, there are opportunities to expand sales to a more ethnically diverse and global customer base through lifestyle, lifestage and data-driven marketing. We intend to expand upon our recent marketing initiatives that focus on diversity, women, families, millennials and the RV lifestyle across social, digital, web, mobile and content marketing. In addition to providing best-in-class marketing and research assets to our independent and four European company-owned dealers, we are committed to providing our end consumers with technology tools and RV lifestyle resources through our joint venture, Togo Group.

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

We have not experienced any significant unusual supply constraints from our North American chassis suppliers recently. The North American recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. We believe that the current supply of chassis used in our North American motorized RV production is generally adequate, in the aggregate, for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur.

Industry Outlook – Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives original equipment manufacturer (“OEM”) specific reports from most of the individual member countries that make up the ECF (“OEM Reporting Countries”). As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which makes up 21.4% and 10.7% of the caravan and motorcaravan (including campervans) European market for the six months ended June 30, 2019, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

The Company reports its European reportable segment sales based on the following product categories:

Motorcaravan –	similar to the Class A and Class C motorized products in the North American market

Campervan –	similar to the Class B motorized products in the North American market, but also includes urban campers

Caravan –	similar to the travel trailer and other towable units in the North American market. Fifth wheel units are not sold in the European market due to their generally larger size and weight

Other –	includes sales of used recreational vehicle units, parts and camping accessories, repair services, rental sales and other

We believe our independent dealer inventory levels of EHG products in Europe, while elevated in certain locations, are generally appropriate for seasonal consumer demand in Europe and are progressing towards normalized levels. Seasonal consumer demand in Europe typically aligns with the seasonal patterns experienced in the North American market. Thor’s European RV backlog as of July 31, 2019 was $852,675.

Industry Retail Statistics – Europe

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
OEM Reporting Countries (1)	74,289	72,501	2.5	35,794	34,021	5.2
Non-OEM Reporting Countries (1)	10,496	10,008	4.9	11,287	11,419	(1.2)

Total	84,785	82,509	2.8	47,081	45,440	3.6

(1)

Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.” The “Non-OEM Reporting Countries” are primarily the United Kingdom and others. Total European unit registrations are reported quarterly by ECF.

(2)	The ECF reports motorcaravans and campervans together.

Note: Data from the ECF is subject to adjustment, is continuously updated, and is often impacted by delays in reporting by various countries (The Non-OEM Reporting Countries either do not report OEM-specific data to EHG or do not have it available for the entire time period covered).

Company Retail Statistics – Europe (1)

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Motorcaravan and Campervan	18,922	19,225	(303)	(1.6)
Caravan	7,741	7,414	327	4.4

Total OEM-Reporting Countries	26,663	26,639	24	0.1

(1)

Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.”

Note: For comparison purposes, the totals reflected above include the pre-acquisition results of EHG for January 2019 (and for the six months ended June 30, 2018). In addition, data from the ECF is subject to adjustments, is continuously updated, and is often impacted by delays in reporting by various countries.

European Outlook

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

Several social trends support the positive long-term outlook for Europe. First, there is the growing group of “active seniors” (age 55-75) who have the time, health and wealth, combined with the desire, to explore various countries and cultures. Secondly, there is the new, but growing, group of younger customers (age 35-45) who are discovering RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as multi-purpose vehicles to escape urban life and explore outdoor activities and nature.

Our European operations address the European market with a full line-up of leisure vehicles including travel trailers, urban campers, campervans and small-to-large motorhomes. The product offering is not limited to vehicles only, but also includes accessories and services including rental vehicles.

In addition to its product offerings, EHG addresses its consumers through a sophisticated brand management approach, based on customer segmentation according to target group, core values and emotions. With the assistance of data-based and digital marketing, EHG intends to expand its customer reach, in particular in new and younger consumer segments.

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

In our European market, EHG has not experienced any significant, unusual supply constraints from chassis suppliers recently. The European recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including introduction of new regulatory standards, component shortages and production delays at the chassis manufacturers. We believe that the current supply of chassis used in the European motorized RV production is generally adequate for current production levels. However, uncertainties related to changing emission standards may impact the future availability of chassis used in our production of certain European motorized RVs.

FISCAL 2019 VS. FISCAL 2018

	FISCAL 2019		FISCAL 2018		Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$4,558,451		$6,008,700		$(1,450,249)	(24.1)
North American Motorized	1,649,329		2,146,315		(496,986)	(23.2)

Total North America	6,207,780		8,155,015		(1,947,235)	(23.9)
European	1,486,978		–		1,486,978	n/a

Total recreational vehicles	7,694,758		8,155,015		(460,257)	(5.6)
Other	263,374		305,947		(42,573)	(13.9)
Intercompany eliminations	(93,374)		(132,053)		38,679	29.3

Total	$7,864,758		$8,328,909		$(464,151)	(5.6)

# OF UNITS:
Recreational vehicles
North American Towables	169,540		240,865		(71,325)	(29.6)
North American Motorized	18,085		25,355		(7,270)	(28.7)

Total North America	187,625		266,220		(78,595)	(29.5)
European	32,860		–		32,860	n/a

Total	220,485		266,220		(45,735)	(17.2)

		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
GROSS PROFIT:
Recreational vehicles
North American Towables	$614,968	13.5	$882,232	14.7	$(267,264)	(30.3)
North American Motorized	165,184	10.0	234,108	10.9	(68,924)	(29.4)

Total North America	780,152	12.6	1,116,340	13.7	(336,188)	(30.1)
European	150,039	10.1	–	n/a	150,039	n/a

Total recreational vehicles	930,191	12.1	1,116,340	13.7	(186,149)	(16.7)
Other, net	42,903	16.3	48,326	15.8	(5,423)	(11.2)

Total	$973,094	12.4	$1,164,666	14.0	$(191,572)	(16.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$253,092	5.6	$304,554	5.1	$(51,462)	(16.9)
North American Motorized	79,202	4.8	96,370	4.5	(17,168)	(17.8)

Total North America	332,294	5.4	400,924	4.9	(68,630)	(17.1)
European	134,051	9.0	–	n/a	134,051	n/a

Total recreational vehicles	466,345	6.1	400,924	4.9	65,421	16.3
Other	9,014	3.4	10,047	3.3	(1,033)	(10.3)
Corporate	60,685	–	66,473	–	(5,788)	(8.7)

Total	$536,044	6.8	$477,444	5.7	$58,600	12.3

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$322,228	7.1	$532,657	8.9	$(210,429)	(39.5)
North American Motorized	80,910	4.9	134,785	6.3	(53,875)	(40.0)

Total North America	403,138	6.5	667,442	8.2	(264,304)	(39.6)
European	(5,946)	(0.4)	–	n/a	(5,946)	n/a

Total recreational vehicles	397,192	5.2	667,442	8.2	(270,250)	(40.5)
Other, net	29,086	11.0	32,667	10.7	(3,581)	(11.0)
Corporate	(241,612)	–	(67,080)	–	(174,532)	(260.2)

Total	$184,666	2.3	$633,029	7.6	$(448,363)	(70.8)

	As of July 31, 2019	As of July 31, 2018	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towables	$693,156	$766,965	$(73,809)	(9.6)
North American Motorized	458,847	634,092	(175,245)	(27.6)

Total North America	1,152,003	1,401,057	(249,054)	(17.8)
European	852,675	–	852,675	n/a

Total	$2,004,678	$1,401,057	$603,621	43.1

CONSOLIDATED

Consolidated net sales for fiscal 2019 decreased $464,151, or 5.6%, compared to fiscal 2018. Following its February 1, 2019 acquisition date, EHG accounted for net sales of $1,486,978. These additional net sales during the period were offset by a decrease in net sales from North America (including Other and Intercompany eliminations) of $1,951,129, or 23.4%, compared to fiscal 2018. Consolidated gross profit for fiscal 2019 decreased $191,572, or 16.4%, compared to fiscal 2018. EHG’s gross profit for the period of $150,039, which includes the negative impact of $61,418 related to the step-up in purchase accounting for certain acquired inventory that was subsequently sold during the period, was offset by the decrease of $341,611, or 29.3%, in total North American gross profit (including Other, net) compared to the prior-year period. Consolidated gross profit was 12.4% of consolidated net sales for fiscal 2019 and 14.0% for fiscal 2018, with the change partially impacted by the addition of EHG’s gross profit percentage of 10.1%.

Selling, general and administrative expenses for fiscal 2019 increased $58,600, or 12.3%, compared to fiscal 2018, including the addition of EHG’s total of $134,051 for the period. Amortization of intangible assets expense for fiscal 2019 increased $20,520 compared to fiscal 2018, primarily due to EHG’s total amortization expense of $25,594, partially offset by lower North American dealer network amortization as compared to the prior-year period. Acquisition-related costs totaled $114,866 for fiscal 2019. Income before income taxes for fiscal 2019 was $184,666, as compared to $633,029 for fiscal 2018, a decrease of $448,363, or 70.8%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $5,788 to $60,685 for fiscal 2019 compared to $66,473 for fiscal 2018, a decrease of 8.7%. This decrease includes a decrease in compensation costs of $2,378, primarily due to a decrease in incentive compensation in correlation with the decrease in income before income taxes compared to the prior year period. Deferred compensation expense also decreased $1,156, which relates to the equal and offsetting decrease in other income related to the deferred compensation plan assets as noted below. Costs related to the actuarially-determined workers’ compensation and product liability reserves recorded at Corporate decreased $3,474 as well due to reduced claim activity and improving experience trends. In addition, costs recorded at Corporate related to our standby repurchase obligations on dealer inventory decreased $2,200 due to lower North American dealer inventory levels. These decreases were partially offset by an increase in stock-based compensation of $1,950 due to generally increasing income before income taxes over the past three years, as most stock awards are based on that metric and vest ratably over a three-year period.

Acquisition-related costs were $114,866 for fiscal 2019 and include costs related to the acquisition of EHG as described in Note 2 to the Consolidated Financial Statements. These Corporate costs included a foreign currency forward contract loss of $70,777, with the remaining $44,089 consisting primarily of bank fees, ticking fees, legal, professional and advisory fees related to financial due diligence and implementation costs, regulatory review costs and the write-off of the remaining unamortized debt fees related to the Company’s previous asset-based facility.

Corporate interest and other income and expense was $66,061 of net expense for fiscal 2019 compared to $607 of net expense for fiscal 2018. This increase in net expense of $65,454 is primarily due to an increase in interest expense and fees of $59,099 resulting from the new debt facilities incurred related to the EHG acquisition. Fiscal 2019 also includes twelve months of operating losses totaling $8,798 related to the Togo Group joint venture as discussed in Note 8 to the Consolidated Financial Statements as compared to a loss of $1,939 for the four months included in the prior-year period from the inception date, an increase in expense of $6,859. In addition, the income from changes in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income in fiscal 2019 was $1,156 less than the income in fiscal 2018. These increases in net expenses were partially offset by increased interest income of $2,984 primarily due to higher average cash balances as compared to the prior-year period.

The overall effective income tax rate for fiscal 2019 was 28.3% compared with 32.0% for fiscal 2018. The primary drivers of the change in the overall effective tax rate between comparable periods relate to U.S. tax reform and the impact of the EHG acquisition. In fiscal 2018, the enactment of the Tax Cuts and Jobs Act resulted in an unfavorable one-time additional income tax expense as a result of the re-measurement of the Company’s deferred tax assets. Additionally, as a result of being a fiscal year end filer, the Company’s U.S. federal statutory rate was reduced to 21.0% in fiscal 2019 compared to a 26.9% blended rate for fiscal 2018. The resulting benefits of the full U.S. rate reduction and non-taxable foreign currency remeasurement gains resulting from intercompany financing transactions were partially offset by an unfavorable, non-deductible forward currency forward contract loss resulting from the EHG acquisition.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2019 vs. Fiscal 2018

	Fiscal 2019	% of Segment Net Sales	Fiscal 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$2,710,308	59.5	$3,646,581	60.7	$(936,273)	(25.7)
Fifth Wheels	1,848,143	40.5	2,362,119	39.3	(513,976)	(21.8)

Total North American Towables	$4,558,451	100.0	$6,008,700	100.0	$(1,450,249)	(24.1)

	Fiscal 2019	% of Segment Shipments	Fiscal 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	129,710	76.5	186,710	77.5	(57,000)	(30.5)
Fifth Wheels	39,830	23.5	54,155	22.5	(14,325)	(26.5)

Total North American Towables	169,540	100.0	240,865	100.0	(71,325)	(29.6)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
North American Towables
Travel Trailers and Other	4.8
Fifth Wheels	4.7
Total North American Towables	5.5

The decrease in total North American towables net sales of 24.1% compared to the prior fiscal year resulted from a 29.6% decrease in unit shipments partially offset by a 5.5% increase in the overall net price per unit due to the impact of changes in product mix and price. The “Other” units within the “Travel Trailer and Other” category consists primarily of folding campers. According to statistics published by RVIA, for the twelve months ended July 31, 2019, combined travel trailer and fifth wheel wholesale unit shipments decreased 19.6% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2019 and 2018, our market share for travel trailers and fifth wheels combined was 48.7% and 49.8%, respectively.

The increases in the overall net price per unit within the travel trailer and other product lines of 4.8% and the fifth wheel product lines of 4.7% were both primarily due to changes in product mix and selective net price increases since the prior fiscal year.

Cost of products sold decreased $1,182,985 to $3,943,483, or 86.5% of North American towables net sales, for fiscal 2019 compared to $5,126,468 or 85.3% of North American towables net sales, for fiscal 2018. The changes in material, labor, freight-out and warranty costs comprised $1,141,479 of the $1,182,985 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased slightly to 79.8% for fiscal 2019 compared to 79.6% for fiscal 2018. This increase in percentage was primarily the result of an increase in the material cost percentage to net sales, primarily due to an increase in discounts and sales incentives, which effectively decreases the net sales price per unit and therefore increases the unit material cost percentage. Total manufacturing overhead decreased $41,506 with the decrease in sales, but increased as a percentage of North American towables net sales from 5.7% to 6.7%, as the decreased sales resulted in higher overhead costs per unit sold.

Variable costs in manufacturing overhead decreased $45,693 to $272,100, or 6.0% of North American towables net sales, for fiscal 2019 compared to $317,793 or 5.3% of North American towables net sales, for fiscal 2018 as a result of the decrease in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $4,187 to $31,310 in fiscal 2019 from $27,123 in fiscal 2018.

North American towables gross profit decreased $267,264 to $614,968, or 13.5% of North American towables net sales, for fiscal 2019 compared to $882,232, or 14.7% of North American towables net sales, for fiscal 2018. The decrease in gross profit is primarily due to the 29.6% decrease in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $253,092, or 5.6% of North American towables net sales, for fiscal 2019 compared to $304,554, or 5.1% of North American towables net sales, for fiscal 2018. The primary reason for the $51,462 decrease was decreased North American towables net sales and North American towables income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $52,215. Sales-related travel, advertising and promotion costs also decreased $4,853, while legal, professional and related settlement costs increased $6,533.

North American towables income before income taxes was $322,228, or 7.1% of North American towables net sales, for fiscal 2019 compared to $532,657 or 8.9% of North American towables net sales, for fiscal 2018. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative percentages noted above.

North American Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2019 vs. Fiscal 2018

	Fiscal 2019	% of Segment Net Sales	Fiscal 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$761,176	46.2	$1,000,881	46.6	$(239,705)	(23.9)
Class C	824,449	50.0	1,047,376	48.8	(222,927)	(21.3)
Class B	63,704	3.8	98,058	4.6	(34,354)	(35.0)

Total North American Motorized	$1,649,329	100.0	$2,146,315	100.0	$(496,986)	(23.2)

	Fiscal 2019	% of Segment Shipments	Fiscal 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	5,946	32.9	8,754	34.5	(2,808)	(32.1)
Class C	11,690	64.6	15,875	62.6	(4,185)	(26.4)
Class B	449	2.5	726	2.9	(277)	(38.2)

Total North American Motorized	18,085	100.0	25,355	100.0	(7,270)	(28.7)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
North American Motorized
Class A	8.2
Class C	5.1
Class B	3.2
Total North American Motorized	5.5

The decrease in total motorized net sales of 23.2% compared to the prior fiscal year resulted from a 28.7% decrease in unit shipments partially offset by a 5.5% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the twelve months ended July 31, 2019, combined motorhome wholesale unit shipments decreased 21.3% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2019 and 2018, our market share for motorhomes was 37.5% and 39.3%, respectively.

The increase in the overall net price per unit within the Class A product line of 8.2% was primarily due to a higher concentration of sales of the generally larger and more expensive diesel units in relation to the more modestly-priced gas units in fiscal 2019 compared to fiscal 2018. The increase in the overall net price per unit within the Class C product line of 5.1% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 3.2% is primarily due to the introduction of a new, higher-priced model and more option content per unit in the current-year period.

Cost of products sold decreased $428,062 to $1,484,145, or 90.0% of motorized net sales, for fiscal 2019 compared to $1,912,207, or 89.1% of motorized net sales, for fiscal 2018. The changes in material, labor, freight-out and warranty costs comprised $420,594 of the $428,062 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 85.0% for fiscal 2019 compared to 84.9% for fiscal 2018. Total manufacturing overhead decreased $7,468 with the volume decrease, but increased as a percentage of motorized net sales from 4.2% to 5.0%, as the decrease in sales resulted in higher overhead costs per unit sold.

Variable costs in manufacturing overhead decreased $9,302 to $70,771, or 4.3% of North American motorized net sales, for fiscal 2019 compared to $80,073 or 3.7% of North American motorized net sales, for fiscal 2018 as a result of the decrease in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $1,834 to $11,300 in fiscal 2019 from $9,466 in fiscal 2018.

Motorized gross profit decreased $68,924 to $165,184, or 10.0% of motorized net sales, for fiscal 2019 compared to $234,108, or 10.9% of motorized net sales, for fiscal 2018. The decrease in gross profit was due primarily to the 28.7% decrease in unit sales volume noted above, and the decrease as a percentage of motorized net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $79,202, or 4.8% of motorized net sales, for fiscal 2019 compared to $96,370, or 4.5% of motorized net sales, for fiscal 2018. The $17,168 decrease was primarily due to decreased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $15,825. Sales-related travel, advertising and promotion costs also decreased $1,745.

Motorized income before income taxes was $80,910, or 4.9% of motorized net sales, for fiscal 2019 compared to $134,785, or 6.3% of motorized net sales, for fiscal 2018. The primary reasons for this decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

European Recreational Vehicles

The net sales included in fiscal 2019 from the EHG acquisition date of February 1, 2019 are as follows:

	Fiscal 2019	% of Segment Net Sales
NET SALES:
European
Motorcaravan	$960,155	64.6
Campervan	201,089	13.5
Caravan	172,144	11.6
Other	153,590	10.3

Total European	$1,486,978	100.0

	Fiscal 2019	% of Segment Shipments
# OF UNITS:
European
Motorcaravan	17,201	52.3
Campervan	6,790	20.7
Caravan	8,869	27.0

Total European	32,860	100.0

The European reportable segment for fiscal 2019 includes the results of operations of newly-acquired EHG for the six months of operations since the February 1, 2019 acquisition date, as more fully described in Note 2 to the Consolidated Financial Statements.

During fiscal 2019, EHG recorded net sales of $1,486,978, gross profit of $150,039 and a loss before income taxes of $5,946. Gross profit and loss before income taxes include the negative impact of $61,418 related to the fair value step-up in purchase accounting of acquired inventory that was subsequently sold during the first three months subsequent to the acquisition, and the loss before income taxes also includes $11,239 for the complete amortization expense of backlog and the continuing amortization expense of the other acquired amortizable intangibles of $14,355.

FISCAL 2018 VS. FISCAL 2017

	FISCAL 2018		FISCAL 2017		Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$6,008,700		$5,127,491		$881,209	17.2
North American Motorized	2,146,315		1,971,466		174,849	8.9

Total North America	8,155,015		7,098,957		1,056,058	14.9
European	–		–		–	n/a

Total recreational vehicles	8,155,015		7,098,957		1,056,058	14.9
Other	305,947		253,557		52,390	20.7
Intercompany eliminations	(132,053)		(105,562)		(26,491)	(25.1)

Total	$8,328,909		$7,246,952		$1,081,957	14.9

# OF UNITS:
Recreational vehicles
North American Towables	240,865		213,562		27,303	12.8
North American Motorized	25,355		24,133		1,222	5.1

Total North America	266,220		237,695		28,525	12.0
European	–		–		–	n/a

Total	266,220		237,695		28,525	12.0

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$882,232	14.7	$783,752	15.3	$98,480	12.6
North American Motorized	234,108	10.9	215,324	10.9	18,784	8.7

Total North America	1,116,340	13.7	999,076	14.1	117,264	11.7
European	–	n/a	–	n/a	–	n/a

Total recreational vehicles	1,116,340	13.7	999,076	14.1	117,264	11.7
Other, net	48,326	15.8	44,507	17.6	3,819	8.6

Total	$1,164,666	14.0	$1,043,583	14.4	$121,083	11.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$304,554	5.1	$273,550	5.3	$31,004	11.3
North American Motorized	96,370	4.5	86,009	4.4	10,361	12.0

Total North America	400,924	4.9	359,559	5.1	41,365	11.5
European	–	n/a	–	n/a	–	n/a

Total recreational vehicles	400,924	4.9	359,559	5.1	41,365	11.5
Other	10,047	3.3	8,935	3.5	1,112	12.4
Corporate	66,473	–	51,353	–	15,120	29.4

Total	$477,444	5.7	$419,847	5.8	$57,597	13.7

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$532,657	8.9	$458,915	9.0	$73,742	16.1
North American Motorized	134,785	6.3	125,323	6.4	9,462	7.6

Total North America	667,442	8.2	584,238	8.2	83,204	14.2
European	–	n/a	–	n/a	–	n/a

Total recreational vehicles	667,442	8.2	584,238	8.2	83,204	14.2
Other, net	32,667	10.7	28,714	11.3	3,953	13.8
Corporate	(67,080)	–	(56,566)	–	(10,514)	(18.6)

Total	$633,029	7.6	$556,386	7.7	$76,643	13.8

ORDER BACKLOG:	As of July 31, 2018	As of July 31, 2017	Change Amount	% Change
Recreational vehicles
North American Towables	$766,965	$1,416,240	$(649,275)	(45.8)
North American Motorized	634,092	915,559	(281,467)	(30.7)

Total North America	1,401,057	2,331,799	(930,742)	(39.9)
European	–	–	–	n/a

Total	$1,401,057	$2,331,799	$(930,742)	(39.9)

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

Corporate costs included in selling, general and administrative expenses increased $15,120 to $66,473 for fiscal 2018 compared to $51,353 for fiscal 2017. The increase was due in part to an increase in compensation costs, as incentive compensation increased $1,809 in correlation with the increase in income before income taxes compared to the prior year, and stock-based compensation increased $4,500. The stock-based compensation increase was due to increasing income before income taxes over the past three years, as most stock awards are based on that metric and vest ratably over a three-year period. Deferred compensation expense also increased $928, which relates to the equal and offsetting increase in other income noted below due to the increase in the related deferred compensation plan assets. In addition, legal and professional fees, including costs related to sales and marketing initiatives as well as the acquisition of EHG and the joint venture as discussed in Notes 2 and 8, respectively, to the Consolidated Financial Statements, increased $5,786.

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

The overall annual effective tax rate for fiscal 2018 was 32.0% on $633,029 of income before income taxes, compared with 32.7% on $556,386 of income before income taxes for fiscal 2017. The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate was reduced from 35.0% to 21.0% starting January 1, 2018, which resulted in the use of a blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. The benefit of the lower blended tax rate for fiscal 2018 was mostly offset by approximately $34,000 of additional income tax expense in fiscal 2018 resulting from the revaluation of the Company’s net deferred tax assets to reflect the impact of the lower tax rates in connection with the Tax Act.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2018 vs. Fiscal 2017

	Fiscal 2018	% of Segment Net Sales	Fiscal 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$3,646,581	60.7	$3,088,561	60.2	$558,020	18.1
Fifth Wheels	2,362,119	39.3	2,038,930	39.8	323,189	15.9

Total North American Towables	$6,008,700	100.0	$5,127,491	100.0	$881,209	17.2

	Fiscal 2018	% of Segment Shipments	Fiscal 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	186,710	77.5	166,140	77.8	20,570	12.4
Fifth Wheels	54,155	22.5	47,422	22.2	6,733	14.2

Total North American Towables	240,865	100.0	213,562	100.0	27,303	12.8

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
North American Towables
Travel Trailers and Other	5.7
Fifth Wheels	1.7
Total North American Towables	4.4

The increase in total North American towables net sales of 17.2% compared to the prior fiscal year resulted from a 12.8% increase in unit shipments and a 4.4% increase in the overall net price per unit due to the impact of changes in product mix and price. The “Other” units within the “Travel Trailers and Other” category consists primarily of truck and folding campers and other specialty vehicles. According to statistics published by RVIA, for the twelve months ended July 31, 2018, combined travel trailer and fifth wheel wholesale unit shipments for the North American industry increased 13.8% compared to the same period for the previous year.

The increases in the net price per unit within the travel trailer and other product lines of 5.7% and the fifth wheel product lines of 1.7% were both primarily due to changes in product mix and selective net price increases since the prior fiscal year.

Cost of products sold increased $782,729 to $5,126,468, or 85.3% of North American towables net sales, for fiscal 2018 compared to $4,343,739, or 84.7% of North American towables net sales, for fiscal 2017. The changes in material, labor, freight-out and warranty costs comprised $735,323 of the $782,729 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 79.6% for fiscal 2018 compared to 78.9% for fiscal 2017. This increase in percentage was primarily the result of increases in the labor cost percentage, due to the continued competitive RV labor market, and the warranty cost percentage, which was partially due to offering extended coverage on certain structural components of certain products since the prior-year period.

Variable costs in manufacturing overhead increased $43,386 to $317,793, or 5.3% of North American towables net sales, for fiscal 2018 compared to $274,407, or 5.4% of North American towables net sales, for fiscal 2017 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $4,020 to $27,123 in fiscal 2018 from $23,103 in fiscal 2017 primarily due to the increase in manufacturing facilities and production lines.

North American towables gross profit increased $98,480 to $882,232, or 14.7% of North American towables net sales, for fiscal 2018 compared to $783,752, or 15.3% of North American towables net sales, for fiscal 2017. The increase in gross profit is primarily due to the 12.8% increase in unit sales volume noted above, while the decrease in gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $304,554, or 5.1% of North American towables net sales, for fiscal 2018 compared to $273,550, or 5.3% of North American towables net sales, for fiscal 2017. The primary reason for the $31,004 increase was increased North American towables net sales and North American towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $22,885. Legal, professional and settlement costs increased $2,938, primarily due to product liability and legal settlement costs. In addition, sales-related travel, advertising and promotional costs also increased $3,963 in correlation with the sales increase. The overall selling, general and administrative expense as a percentage of North American towables net sales decreased by 0.2% due to the significant increase in North American towables net sales.

North American towables income before income taxes was $532,657, or 8.9% of North American towables net sales, for fiscal 2018 compared to $458,915, or 9.0% of North American towables net sales, for fiscal 2017. The primary reasons for the slight decrease in percentage was the increase in the cost of products sold percentage noted above, which was partially offset by the decrease in the selling, general and administrative expense percentage to net sales noted above and the North American towables amortization cost percentage decrease of 0.3%.

North American Motorized Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2018 vs. Fiscal 2017

	Fiscal 2018	% of Segment Net Sales	Fiscal 2017	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$1,000,881	46.6	$914,681	46.4	$86,200	9.4
Class C	1,047,376	48.8	968,899	49.1	78,477	8.1
Class B	98,058	4.6	87,886	4.5	10,172	11.6

Total North American Motorized	$2,146,315	100.0	$1,971,466	100.0	$174,849	8.9

	Fiscal 2018	% of Segment Shipments	Fiscal 2017	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	8,754	34.5	8,264	34.2	490	5.9
Class C	15,875	62.6	15,181	62.9	694	4.6
Class B	726	2.9	688	2.9	38	5.5

Total North American Motorized	25,355	100.0	24,133	100.0	1,222	5.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Increase
North American Motorized
Class A	3.5
Class C	3.5
Class B	6.1
Total North American Motorized	3.8

The increase in total North American motorized net sales of 8.9% in fiscal 2018 compared to the prior fiscal year resulted from a 5.1% increase in unit shipments and a 3.8% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the twelve months ended July 31, 2018, combined motorhome wholesale unit shipments for the North American industry increased 6.0% compared to the same period for the prior year.

The increase in the net price per unit within both the Class A and Class C product lines of 3.5% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 6.1% was primarily due to the introduction of a new, higher-priced model since the prior-year period and more option content per unit in fiscal 2018.

Cost of products sold increased $156,065 to $1,912,207, or 89.1% of North American motorized net sales, for fiscal 2018 compared to $1,756,142, or 89.1% of North American motorized net sales, for fiscal 2017. The changes in material, labor, freight-out and warranty costs comprised $150,762 of the $156,065 increase due to increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 84.9% for fiscal 2018 and 84.8% for fiscal 2017. The primary reasons for this slight increase in percentage were increases in labor costs associated with increasing employment levels and the continued competitive RV labor market and an increase in the warranty cost percentage, but these increases were mostly offset by a reduction in the material cost percentage due to operating efficiencies attained in the past year, primarily at Jayco, and selective net price increases.

Variable costs in manufacturing overhead increased $2,644 to $80,073, or 3.7% of North American motorized net sales, for fiscal 2018 compared to $77,429, or 3.9% of North American motorized net sales, for fiscal 2017 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $2,659 to $9,466 in fiscal 2018 from $6,807 in fiscal 2017 primarily due to the increase in manufacturing facilities and production lines.

North American motorized gross profit increased $18,784 to $234,108, or 10.9% of North American motorized net sales, for fiscal 2018 compared to $215,324, or 10.9% of North American motorized net sales, for fiscal 2017. The increase in gross profit was primarily due to the 5.1% increase in unit sales volume noted above.

Selling, general and administrative expenses were $96,370 or 4.5% of North American motorized net sales, for fiscal 2018 compared to $86,009, or 4.4% of North American motorized net sales, for fiscal 2017. The $10,361 increase was partially due to increased North American motorized net sales and North American motorized income before income taxes, which caused related commissions, bonuses and other compensation to increase by $3,285. In addition, legal, professional and related settlement costs increased $5,393, primarily due to product liability and legal settlement costs. Sales related travel, advertising and promotional costs also increased $1,174 in connection with the sales increase.

North American motorized income before income taxes was $134,785, or 6.3% of North American motorized net sales, for fiscal 2018 compared to $125,323, or 6.4% of motorized net sales, for fiscal 2017. The primary reason for this slight decrease in percentage was the impact of the increase in the selling, general and administrative expense percentage noted above.

Financial Condition and Liquidity

As of July 31, 2019, we had $425,615 in cash and cash equivalents, of which $223,394 is held in the United States and the equivalent of $202,221, predominantly in Euros, held in Europe, compared to $275,249 on July 31, 2018, which was all held in the United States. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of this $150,366 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operations of $508,019 and cash provided by financing activities of $1,539,073 less cash used in investing activities of $1,865,503.

Working capital at July 31, 2019 was $589,032 compared to $542,344 at July 31, 2018. This increase is primarily attributable to the impact of the acquisition of EHG. Capital expenditures of $130,224 for fiscal 2019 were made primarily for land and production building additions and improvements, and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from operations, along with funds available under the revolving asset-based credit facility obtained in conjunction with the EHG acquisition as discussed in more detail in Notes 2 and 12 to the Consolidated Financial Statements, will be sufficient to fund expected future operational requirements for the foreseeable future.

Our main short-term priorities for the use of current and future available cash generated from operations are reducing our indebtedness and paying regular dividends. Our long-term priorities also include funding our growth both organically and, over time, through acquisition, and maintaining and growing our regular dividends over time. We will also consider strategic and opportunistic repurchases of shares under the share repurchase program, as discussed in Note 17 to the Consolidated Financial Statements, and special dividends as determined by the Company’s Board.

In regard to reducing indebtedness, subsequent to July 31, 2019 we made additional principal payments of $138,466 on the U.S. term loan. The term loan is discussed in more detail in Notes 2 and 12 to the Consolidated Financial Statements. As of September 30, 2019, our outstanding balance on the U.S. term loan was $1,008,502 compared to $1,146,968 as of July 31, 2019.

In regard to growing our business, we anticipate capital expenditures during fiscal 2020 for the Company of approximately $135,000. Approximately half of those expenditures will be in North America and half in Europe, primarily for the completion of the new North American Airstream towables facility and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities generally, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payment of dividends under the existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to the credit facilities, applicable legal limitations and determination by the Board.

Operating Activities

Net cash provided by operating activities for fiscal 2019 was $508,019 as compared to net cash provided by operating activities of $466,508 for fiscal 2018 and net cash provided of $419,333 for fiscal 2017.

For fiscal 2019, net income adjusted for non-cash operating items (primarily depreciation, amortization of intangibles, foreign currency forward contract loss, deferred income tax benefit and stock-based compensation) provided $368,838 of operating cash. The change in net working capital provided $139,181 of operating cash during fiscal 2019, due primarily to reductions in inventory and accounts receivable, partially offset by payments made on the guaranteed liabilities related to former EHG subsidiaries, as discussed in Note 2 to the Consolidated Financial Statements, and a reduction in accounts payable.

For fiscal 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax expense and stock-based compensation) provided $555,019 of operating cash. The changes in working capital used $88,511 of operating cash during fiscal 2018, primarily due to an increase in inventory in correlation with the increases in sales and production capacity and a decrease in accounts payable, primarily resulting from the timing of inventory purchases and the related payments. These cash uses were partially offset by an increase in accrued liabilities primarily due to the timing of payments.

For fiscal 2017, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $444,799 of operating cash. The changes in working capital used $25,466 of operating cash during fiscal 2017, primarily due to a larger than usual increase in accounts receivable and inventory in correlation with the increase in sales, backlog and production lines, partially offset by increases in accounts payable and accrued liabilities primarily resulting from the timing of payments.

Investing Activities

Net cash used in investing activities for fiscal 2019 was $1,865,503, primarily due to $1,658,577 in cash used to acquire EHG, $70,777 paid for the foreign currency forward contract loss related to this acquisition, and capital expenditures of $130,224. The capital expenditures total of $130,224 included approximately $73,200 for land and production building additions and improvements, with the remainder used primarily to replace machinery and equipment used in the ordinary course of business.

Net cash used in investing activities for fiscal 2018 was $183,493, primarily due to capital expenditures of $138,197 and $50,402 paid for the equity investment in TH2, our joint venture. The capital expenditures total of $138,197 included approximately $97,900 for land and production building additions and improvements, with the remainder primarily to replace machinery and equipment used in the ordinary course of business.

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

Financing Activities

Net cash provided by financing activities for fiscal 2019 was $1,539,073, consisting primarily of $2,195,018 borrowed in connection with the EHG acquisition, partially offset by $497,966 in debt payments, $70,176 paid for debt issuance costs related to the EHG acquisition, and payments for regular quarterly cash dividend payments of $0.39 per share for each quarter of fiscal 2019 totaling $84,139.

Net cash used in financing activities for fiscal 2018 was $231,024, primarily for principal payments on the previous revolving credit facility totaling $145,000 and regular quarterly cash dividend payments of $0.37 per share for each quarter of fiscal 2018 totaling $77,989.

Net cash used in financing activities for fiscal 2017 was $289,322, primarily for principal payments on the previous revolving credit facility totaling $215,000 and regular quarterly cash dividend payments of $0.33 per share for each quarter of fiscal 2017 totaling $69,409.

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

Business Combinations

We account for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to non-controlling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

Significant estimates and assumptions are used in estimating the value of acquired identifiable intangible assets, including estimating future cash flows based on revenues and margins that the Company expects to generate following the acquisition, selecting an applicable royalty rate where needed, applying an appropriate discount rate to estimate a present value of those cash flows and determining their useful lives. Subsequent changes to projections driven by actual results following the acquisition date could require the Company to record impairment charges.

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company’s North American towables and European reportable segments, as well as its non-reportable segment, have a goodwill balance. Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. We generally utilize a two-step quantitative assessment to test for impairment. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

The Company’s primary intangible assets are dealer networks, trade names and technology assets acquired in business acquisitions. Dealer networks are valued on a Discounted Cash Flow method and are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after any applicable backlog amortization is completed. Trademarks and technology assets are both valued on a Relief of Royalty method and are both amortized on a straight-line basis, using lives of 15 to 25 years for trademarks and 10 to 15 years for technology assets, respectively.

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

Should a triggering event be deemed to occur, and for each of the annual goodwill impairment assessments, management is required to estimate fair value. Fair values are generally determined by a discounted cash flow model. These estimates are also subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. Management engaged an independent valuation firm to assist in certain of its impairment assessments.

The Company completed its annual goodwill impairment review as of May 31, 2019, and no impairment was identified. There was no impairment of goodwill during fiscal 2018 or fiscal 2017.

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components or other items. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is adequate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves. Warranty liabilities are reviewed and adjusted as necessary on at least a quarterly basis.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in determining the future tax consequences of events that have been recognized in our financial statements or tax returns. The actual outcome of these future tax consequences could differ from our estimates and have a material impact on our financial position or results of operations.

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

Significant judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and the valuation allowance recorded against the Company’s deferred tax assets. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. The Company assesses whether valuation allowances should be established against our deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, including cumulative income over recent periods, using a more likely than not standard.

Revenue Recognition

Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied. The Company’s recreational vehicle and extruded aluminum contracts have a single performance obligation of providing the promised goods (recreational vehicles and extruded aluminum components), which is satisfied when control of the goods is transferred to the customer.

In addition to recreational vehicle sales, the Company’s European recreational vehicle reportable segment sells accessory items and provides repair services through our dealerships. Each ordered item represents a distinct performance obligation satisfied when control of the good is transferred to the customer. Service and repair contracts with customers are short term in nature and are recognized when the service is complete.

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

Amounts billed to customers related to shipping and handling activities are included in net sales. The Company has elected to account for shipping and handling costs as fulfillment activities, and these costs are included in cost of sales. We do not disclose information about the transaction price allocated to the remaining performance obligations at period end because our contracts generally have original expected durations of one year or less. In addition, we expense when incurred contract acquisition costs, primarily sales commissions, because the amortization period would be one year or less.

See Note 18 to the Consolidated Financial Statements for more information.

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2019 are summarized in the following charts. Unrecognized income tax benefits in the amount of $13,690 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	After 5 Years
Debt principal payments (1)	$1,954,343	$18,826	$37,813	$36,845	$1,860,859
Debt interest payments (2)	657,410	103,020	203,750	200,800	149,840
Capital leases (3)	8,117	974	2,008	2,098	3,037
Operating leases (3)	49,180	8,785	12,246	7,404	20,745
Purchase obligations (4)	144,392	144,392	–	–	–

Total contractual cash obligations	$2,813,442	$275,997	$255,817	$247,147	$2,034,481

(1)	See Note 12 to the Consolidated Financial Statements for additional information.

(2)	Debt interest payment amounts assume the current interest rate environment, current exchange rates and future average outstanding debt balances assuming minimum annual contractual payments.

(3)	See Note 15 to the Consolidated Financial Statements for additional information.

(4)

Represent commitments to purchase specified quantities of raw materials at market prices in our other non-reportable segment. The dollar values above have been estimated based on July 31, 2019 market prices.

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$2,961,019	$1,702,853	$1,258,166	$–	$–

(1)

The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2019 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

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

CURRENCY EXCHANGE RISK – The Company’s principal currency exposures mainly relate to the Euro and British Pound Sterling. The Company has used foreign currency forward contracts to manage certain foreign exchange rate exposure related to anticipated sales transactions in Pound Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. However, at July 31, 2019, the Company did not have any currency forward contracts outstanding.

The Company also holds $807,375 of debt denominated in Euros at July 31, 2019. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our July 31, 2019 debt balance by an estimated $81,000.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of July 31, 2019, the Company has approximately $850,000 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at July 31, 2019, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 21% of our weighted-average interest rate at July 31, 2019) would result in an estimated $17,900 pre-tax reduction in net earnings over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2019	October 31	January 31	April 30	July 31
Net sales	$1,755,976	$1,290,576	$2,506,583	$2,311,623
Gross profit	207,256	141,596	292,430	331,812
Net income attributable to Thor Industries, Inc.	13,953	(5,417)	32,684	92,055

Earnings per common share: (1)
Basic	$0.26	$(0.10)	$0.59	$1.67
Diluted	$0.26	$(0.10)	$0.59	$1.67

Dividends paid per common share	$0.39	$0.39	$0.39	$0.39

Market prices per common share
High	$109.94	$76.16	$71.66	$66.44
Low	$63.48	$47.71	$57.84	$51.13

	Quarter Ended
Fiscal 2018	October 31	January 31	April 30	July 31
Net sales	$2,231,668	$1,971,560	$2,251,570	$1,874,111
Gross profit	333,185	270,328	316,745	244,408
Net income attributable to Thor Industries, Inc.	128,406	79,752	133,788	88,205

Earnings per common share: (1)
Basic	$2.44	$1.51	$2.54	$1.67
Diluted	$2.43	$1.51	$2.53	$1.67

Dividends paid per common share	$0.37	$0.37	$0.37	$0.37

Market prices per common share
High	$136.37	$161.48	$138.64	$111.39
Low	$101.00	$127.29	$98.03	$87.62

(1)

Earnings per common share are computed independently for each of the quarters presented based on net income attributable to Thor Industries, Inc. The summation of the quarterly amounts will not necessarily equal the total earnings per common share reported for the year due to changes in the weighted-average shares outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

On February 1, 2019, the Company completed its acquisition of EHG. The acquired business constitutes approximately 54% of total assets and 19% of net sales of the consolidated financial statement amounts as of and for the fiscal year ended July 31, 2019. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the below assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting and we have excluded the acquired business from our assessment of the effectiveness of internal control over financial reporting as of July 31, 2019.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2019 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria. As permitted by SEC guidance, management excluded from its assessment the operations of EHG, which was acquired on February 1, 2019 and which accounted for approximately 54% of consolidated total assets and 19% of consolidated net sales as of and for the year ended July 31, 2019.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Thor Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2019, of the Company and our report dated September 30, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the operations of Erwin Hymer Group SE (EHG), which was acquired on February 1, 2019 and which accounted for approximately 54% of consolidated total assets and 19% of consolidated net sales as of and for the fiscal year ended July 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at EHG.

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

September 30, 2019

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

The other information in response to this Item is included under the captions OUR BOARD OF DIRECTORS; EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS; BOARD OF DIRECTORS: STRUCTURE and COMMITTEES AND CORPORATE GOVERNANCE, in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2019 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”) and the Thor Industries, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	451,563	(1)	$–	(2)	2,590,114	(3)
Equity compensation plans not approved by security holders	–		–		–
Total	451,563		$–		2,590,114

(1)	Represents shares underlying restricted stock units granted pursuant to the 2016 Plan and the 2010 Plan.

(2)	The restricted stock units of 451,563 in column (a) do not have an exercise price.

(3)	Represents shares remaining available for future issuance pursuant to the 2016 Plan and the 2010 Plan.

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
2.1

Sale and Purchase Agreement dated as of September  18, 2018 (the “Sale and Purchase Agreement”), by and among the Company, Tyr Holdings Gmbh  & Co. AG, a wholly-owned subsidiary of the Company and the selling parties identified therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2018)***

2.2

Sale and Purchase Agreement (SPA) Amendment Agreement, dated as of February 1, 2019, by and among the Company, Tyr Holdings LLC and Co. KG, a wholly-owned subsidiary of the Company and the selling parties identified therein (incorporated by reference to Exhibit 2.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

3.1	Thor Industries, Inc. Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 20, 2018)
3.2	Thor Industries, Inc. Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated December 20, 2018)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987) (P) Rule 311
10.1	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 15, 2008), as amended
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

10.8	Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Additional Proxy Soliciting Materials on Schedule 14A filed on November 28, 2016)

10.9

Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 20, 2017)

10.10

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

10.12

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

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 30, 2019*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from Thor Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 formatted in INline XBRL (included in Exhibit 101).

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith
***

Certain schedules and exhibits referenced in the Sale and Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 30, 2019 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 30, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Peter B. Orthwein
	Andrew E. Graves		Peter B. Orthwein
	Chairman of the Board		Director and Chairman Emeritus

(Signed)	/s/ Amelia A. Huntington	(Signed)	/s/ Wilson R. Jones
	Amelia A. Huntington		Wilson R. Jones
	Director		Director

(Signed)	/s/ Christopher J. Klein	(Signed)	/s/ J. Allen Kosowsky
	Christopher J. Klein		J. Allen Kosowsky
	Director		Director

(Signed)	/s/ Jan H. Suwinski	(Signed)	/s/ James L. Ziemer
	Jan H. Suwinski		James L. Ziemer
	Director		Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Thor Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 30, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Erwin Hymer Group SE-Valuation of Certain Intangible Assets-See Note 2 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Erwin Hymer Group SE for cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Assets acquired included intangible assets representing dealer network, trademarks, and technology assets with a total fair value of approximately $665 million. Management estimated the fair value of the dealer network using a discounted cash flow method and the fair value of the trademarks and technology assets using the relief of royalty method. The fair value determination of these intangible assets required management to make significant estimates and assumptions related to forecasted revenues and the selection of the discount rates.

Given that the fair value determination of these intangible assets required management to make significant estimates and assumptions related to revenue forecasts and the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue forecasts and the selection of the discount rates to estimate the fair value for these intangible assets included the following, among others:

•	We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over revenue forecasts and selection of the discount rates.

•

We evaluated the reasonableness of management’s forecasted revenues by comparing the projections to historical results and external data related to the European recreational vehicle industry. We also evaluated whether the revenue forecasts were consistent with evidence obtained in other areas of the audit.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:

•	Assessing the appropriateness of the valuation methodology used to determine the discount rates.

•	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

•	Developing a range of independent estimates of the discount rates and comparing the discount rates selected by management to the range of independent estimates of the discount rates.

/s/ Deloitte & Touche LLP

Chicago, Illinois

September 30, 2019

We have served as the Company’s auditor since 1981.

Thor Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, July 31, 2019 and 2018

(amounts in thousands except share and per share data)

	July 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$425,615	$275,249
Restricted cash	25,647	–
Accounts receivable, trade, net	478,531	467,488
Factored accounts receivable	173,405	–
Accounts receivable, other, net	64,291	19,747
Inventories, net	827,988	537,909
Prepaid income taxes, expenses and other	41,880	11,281

Total current assets	2,037,357	1,311,674

Property, plant and equipment, net	1,092,471	522,054

Other assets:
Goodwill	1,358,032	377,693
Amortizable intangible assets, net	970,811	388,348
Deferred income tax assets, net	73,176	78,444
Equity investment in joint ventures	46,181	48,463
Other	82,418	51,989

Total other assets	2,530,618	944,937

TOTAL ASSETS	$5,660,446	$2,778,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551,831	$286,974
Current portion of long-term debt	17,370	–
Short-term financial obligations	44,094	–
Accrued liabilities:
Compensation and related items	135,560	97,122
Product warranties	289,679	264,928
Income and other taxes	61,483	19,345
Promotions and rebates	95,052	59,133
Product, property and related liabilities	17,595	17,815
Liabilities related to factored receivables	173,405	–
Other	62,256	24,013

Total current liabilities	1,448,325	769,330

Long-term debt	1,885,253	–
Deferred income tax liabilities, net	135,703	–
Unrecognized tax benefits	10,799	12,446
Other liabilities	85,138	59,148

Total long-term liabilities	2,116,893	71,594

Contingent liabilities and commitments

Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	–	–
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 65,189,907 and 62,765,824 shares, respectively	6,519	6,277
Additional paid-in capital	416,382	252,204
Retained earnings	2,066,674	2,022,988
Accumulated other comprehensive loss, net of tax	(57,004)	–
Less treasury shares of 10,126,434 and 10,070,459, respectively, at cost	(348,146)	(343,728)

Stockholders’ equity attributable to Thor Industries, Inc.	2,084,425	1,937,741
Non-controlling interests	10,803	–

Total stockholders’ equity	2,095,228	1,937,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,660,446	$2,778,665

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2019, 2018 and 2017

(amounts in thousands, except per share data)

	2019	2018	2017
Net sales	$7,864,758	$8,328,909	$7,246,952
Cost of products sold	6,891,664	7,164,243	6,203,369

Gross profit	973,094	1,164,666	1,043,583
Selling, general and administrative expenses	536,044	477,444	419,847
Amortization of intangible assets	75,638	55,118	63,925
Acquisition-related costs	114,866	–	–
Interest income	8,080	2,148	923
Interest expense	68,112	5,187	9,730
Other income (expense), net	(1,848)	3,964	5,382

Income before income taxes	184,666	633,029	556,386
Income taxes	52,201	202,878	182,132

Net income	132,465	430,151	374,254
Less: net (loss) attributable to non-controlling interests	(810)	–	–

Net income attributable to Thor Industries, Inc.	$133,275	$430,151	$374,254

Weighted-average common shares outstanding:
Basic	53,905,667	52,674,161	52,562,723
Diluted	54,026,686	52,853,360	52,758,442

Earnings per common share:
Basic	$2.47	$8.17	$7.12
Diluted	$2.47	$8.14	$7.09

Regular dividends declared and paid per common share:	$1.56	$1.48	$1.32

Comprehensive income:
Net income	$132,465	$430,151	$374,254
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(47,078)	–	–
Unrealized gain (loss) on derivatives, net of tax	(9,472)	–	–
Other (loss), net of tax	(1,048)	–	–

Total other comprehensive (loss), net of tax	(57,598)	–	–

Total Comprehensive income	74,867	430,151	374,254

Comprehensive (loss) attributable to non-controlling interest	(1,404)	–	–

Comprehensive income attributable to Thor Industries, Inc.	$76,271	$430,151	$374,254

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2019, 2018 and 2017

(amounts in thousands, except share and per share data)

			Additional		Accumulated Other			Stockholders’	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Equity Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to Thor	Interests	Equity
Balance at July 31, 2016	62,439,795	$6,244	$224,496	$1,365,981	$–	9,957,180	$(331,499)	$1,265,222	$–	$1,265,222
Net income	–	–	–	374,254	–	–	–	374,254	–	374,254
Restricted stock unit activity	157,315	16	(1,471)	–	–	53,889	(4,572)	(6,027)	–	(6,027)
Cash dividends $1.32 per common share	–	–	–	(69,409)	–	–	–	(69,409)	–	(69,409)
Stock compensation expense	–	–	12,500	–	–	–	–	12,500	–	12,500

Balance at July 31, 2017	62,597,110	$6,260	$235,525	$1,670,826	$–	10,011,069	$(336,071)	$1,576,540	$–	$1,576,540

Net income	–	–	–	430,151	–	–	–	430,151	–	430,151
Restricted stock unit activity	168,714	17	(321)	–	–	59,390	(7,657)	(7,961)	–	(7,961)
Cash dividends $1.48 per common share	–	–	–	(77,989)	–	–	–	(77,989)	–	(77,989)
Stock compensation expense	–	–	17,000	–	–	–	–	17,000	–	17,000

Balance at July 31, 2018	62,765,824	$6,277	$252,204	$2,022,988	$–	10,070,459	$(343,728)	$1,937,741	$–	$1,937,741

Net income	–	–	–	133,275	–	–	–	133,275	(810)	132,465
Restricted stock unit activity	167,591	16	1,286	–	–	55,975	(4,418)	(3,116)	–	(3,116)
Cash dividends $1.56 per common share	–	–	–	(84,139)	–	–	–	(84,139)	–	(84,139)
Stock compensation expense	–	–	18,950	–	–	–	–	18,950	–	18,950
Other comprehensive income (loss)	–	–	–	–	(57,004)	–	–	(57,004)	(594)	(57,598)
Cumulative effect of adoption of ASU no. 2014-09, net of tax	–	–	–	(5,450)	–	–	–	(5,450)	–	(5,450)
Acquisitions	2,256,492	226	143,942	–	–	–	–	144,168	12,207	156,375

Balance at July 31, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended July 31, 2019, 2018 and 2017

(amounts in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$132,465	$430,151	$374,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,139	38,105	34,333
Amortization of intangibles	75,638	55,118	63,925
Amortization of debt issuance costs	6,189	1,570	1,570
Foreign currency forward contract loss	70,777	–	–
Deferred income tax provision (benefit)	(9,059)	14,525	(39,552)
(Gain) loss on disposition of property, plant and equipment	739	(1,450)	(2,231)
Stock-based compensation expense	18,950	17,000	12,500
Changes in assets and liabilities:
Accounts receivable	136,145	(2,391)	(92,305)
Inventories	283,311	(77,421)	(56,619)
Prepaid income taxes, expenses and other	(13,114)	(14,197)	(13,888)
Accounts payable	(120,507)	(40,736)	67,138
Guarantee liabilities related to former EHG subsidiaries	(108,843)	–	–
Accrued liabilities	(46,612)	29,575	63,075
Long-term liabilities and other	8,801	16,659	7,133

Net cash provided by operating activities	508,019	466,508	419,333

Cash flows from investing activities:
Purchases of property, plant and equipment	(130,224)	(138,197)	(115,027)
Proceeds from dispositions of property, plant and equipment	2,732	3,835	4,682
Business acquisitions, net of cash acquired	(1,658,577)	–	(5,039)
Foreign currency forward contract payment related to business acquisition	(70,777)	–	–
Equity investment in joint venture	(6,500)	(50,402)	–
Other	(2,157)	1,271	(1,271)

Net cash used in investing activities	(1,865,503)	(183,493)	(116,655)

Cash flows from financing activities:
Borrowings on term-loan credit facilities	2,095,018	–	–
Borrowings on revolving credit facilities	100,000	–	–
Principal payments on term-loan credit facilities	(242,919)	–	–
Principal payments on revolving credit facilities	(100,000)	(145,000)	(215,000)
Principal payments on unsecured notes	(84,728)	–	–
Principal payments on other debt	(70,319)	–	–
Payments of debt issuance costs	(70,176)	–	–
Regular cash dividends paid	(84,139)	(77,989)	(69,409)
Principal payments on capital lease obligations	(405)	(378)	(341)
Payments related to vesting of stock-based awards	(4,418)	(7,657)	(4,572)
Other	1,159	–	–

Net cash provided by (used in) financing activities	1,539,073	(231,024)	(289,322)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,576)	–	–
Net increase in cash and cash equivalents and restricted cash	176,013	51,991	13,356
Cash and cash equivalents and restricted cash, beginning of period	275,249	223,258	209,902

Cash and cash equivalents and restricted cash, end of period	451,262	275,249	223,258
Less: restricted cash	25,647	–	–

Cash and cash equivalents, end of period	$425,615	$275,249	$223,258

Supplemental cash flow information:
Income taxes paid	$87,813	$218,841	$198,619
Interest paid	$57,189	$3,901	$8,558

Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$4,332	$5,375	$6,266
Common stock issued for business acquisition	$144,168	$–	$–

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2019, 2018 and 2017

(All Dollar and Euro amounts presented in thousands unless noted otherwise, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Thor Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or “Thor”), that, combined, represent the world’s largest manufacturer of recreational vehicles by units and revenue. The Company manufactures a wide variety of RVs in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. As discussed in more detail in Note 2 to the Consolidated Financial Statements, on February 1, 2019, the Company acquired Erwin Hymer Group SE, one of the largest RV manufacturers in Europe. Unless the context requires or indicates otherwise, all references to “Thor,” the “Company,” “we,” “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The Company’s business activities are primarily comprised of three distinct operations, which include the design, manufacture and sale of North American towable recreational vehicles, North American motorized recreational vehicles and European recreational vehicles, with the European vehicles including both towable and motorized products as well as other RV-related products and services. Accordingly, the Company has presented segment financial information for these three segments in Note 3 to the Consolidated Financial Statements.

Principles of Consolidation – The accompanying Consolidated Financial Statements include the accounts of Thor Industries, Inc. and its subsidiaries. The Company consolidates all majority-owned subsidiaries, and all intercompany balances and transactions are eliminated upon consolidation. The results of any companies acquired during a year are included in the consolidated financial statements for the applicable year from the effective date of the acquisition.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include the valuation of acquired assets and liabilities, reserves for inventory, incurred but not reported medical claims, warranty claims, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and assumptions made in asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2019 and 2018, cash and cash equivalents of $148,488 and $254,701, respectively, were held by one U.S. financial institution. In addition, at July 31, 2019, cash and cash equivalents of $61,057 were held by another U.S. financial institution, and the equivalent of $115,168 and $39,254 was held in Euros at two different European financial institutions, respectively.

Derivatives – The Company uses derivative financial instruments to manage its risk related to changes in foreign currency exchange rates and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records all derivatives on the Consolidated Balance Sheet at fair value using available market information and other observable data. See Note 4 to the Consolidated Financial Statements for further discussion.

Fair Value of Financial Instruments – The carrying amount of cash equivalents and notes receivable approximate fair value because of the relatively short maturity of these financial instruments. The fair value of long-term debt is discussed in Note 12 to the Consolidated Financial Statements.

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

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements – 10 to 39 years

Machinery and equipment – 3 to 10 years

Rental vehicles – 6 years

Depreciation expense is recorded in cost of products sold, except for $8,350, $5,035 and $5,710 in fiscal 2019, 2018 and 2017, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Business Combinations

The Company accounts for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

Significant estimates and assumptions are used in estimating the value of acquired identifiable intangible assets, including estimating future cash flows based on revenues and margins that the Company expects to generate following the acquisition, selecting an applicable royalty rate where needed, applying an appropriate discount rate to estimate a present value of those cash flows and determining their useful lives. Subsequent changes to projections driven by actual results following the acquisition date could require the Company to record impairment charges.

Goodwill – Goodwill is not amortized but is tested at least annually for impairment. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment. For annual impairment testing purposes, fair values are generally determined by a discounted cash flow model, which incorporates certain estimates. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. As part of the annual test, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

For goodwill impairment testing purposes, the Company’s reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements.

Long-lived and Intangible Assets – Property, plant and equipment and identifiable intangibles that are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Intangible assets consist of trademarks, dealer networks/customer relationships, design technology and other assets, backlog and non-compete agreements. Trademarks are amortized on a straight-line basis over 15 to 25 years. Dealer networks/customer relationships are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after backlog amortization is completed, if applicable. Design technology and other assets and non-compete agreements are amortized using the straight-line method over 2 to 15 years. Backlog is amortized using a straight-line basis over the associated fulfillment period.

Product Warranties – Estimated warranty costs are provided at the time of sale of the related products. Warranty accruals are reviewed and adjusted as necessary on at least a quarterly basis. See Note 11 to the Consolidated Financial Statements for further information.

Factored Accounts Receivable – Factored accounts receivable are receivables from sales to independent dealer customers of our European operations that have been sold to third-party finance companies that provide financing to those dealers. These sold receivables, which are subject to recourse and in which the Company retains an interest as a secured obligation, do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Liabilities related to factored receivables on the Consolidated Balance Sheets. These receivables and offsetting liabilities totaled $173,405 and $0 at July 31, 2019 and 2018, respectively.

Insurance Reserves – Generally, the Company is self-insured for workers’ compensation, products liability and group medical insurance. Upon the exhaustion of relatively higher deductibles or retentions, the Company maintains a full line of insurance coverage. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third-party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. The Company has established a liability on our balance sheet for product liability and personal injury occurrences based on historical data, known cases and actuarial information.

Revenue Recognition – Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied. The Company’s recreational vehicle and extruded aluminum contracts have a single performance obligation of providing the promised goods (recreational vehicles and extruded aluminum components), which is satisfied when control of the goods is transferred to the customer. Revenue from the sales of extruded aluminum components is generally recognized upon delivery to the customer’s location. The Company’s European recreational vehicle reportable segment includes vehicle sales to third party dealers as well as sales of new and used vehicles to end customers through our owned and operated dealership network of four dealerships.

For recreational vehicle sales, the Company recognizes revenue when all performance obligations have been satisfied and control of the product is transferred to the dealer in accordance with shipping terms. Shipping terms vary depending on regional contracting practices. U.S. customers primarily contract under FOB shipping point terms. European customers generally contract on ExWorks (“EXW”) incoterms (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect). Under EXW incoterms, the performance obligation is satisfied and control is transferred at the point when the customer is notified that the vehicle is available for pickup. Customers do not have a right of return. All warranties provided are assurance-type warranties.

In addition to recreational vehicle sales, the Company’s European recreational vehicle reportable segment sells accessory items and provides repair services through our owned dealerships. Each ordered item represents a distinct performance obligation satisfied when control of the good is transferred to the customer. Service and repair contracts with customers are short term in nature and are recognized when the service is complete.

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2019, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

Amounts billed to customers related to shipping and handling activities are included in net sales. The Company has elected to account for shipping and handling costs as fulfillment activities, and these costs are included in cost of sales. We do not disclose information about the transaction price allocated to the remaining performance obligations at period end because our contracts generally have original expected durations of one year or less. In addition, we expense when incurred contract acquisition costs, primarily sales commissions, because the amortization period, which is aligned with the contract term, is one year or less.

Advertising Costs – Advertising costs, which consist primarily of tradeshows, are expensed as incurred, and were $38,643, $26,874 and $24,997 in fiscal 2019, 2018 and 2017, respectively.

Foreign Currency – The financial statements of the Company’s foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, and, for revenues and expenses, the weighted-average exchange rate for each applicable period, and the resulting translation adjustments are recorded in Accumulated Other Comprehensive Loss, net of tax. Transaction gains and losses from foreign currency exchange rate changes are recorded in Other income (expense), net in the Consolidated Statements of Income and Comprehensive Income.

Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain independent domestic and foreign dealers of certain of its RV products. See Note 14 to the Consolidated Financial Statements for further information.

Income Taxes – The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The actual outcome of these future tax consequences could differ from our estimates and have a material impact our financial position or results of operations.

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

Significant judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and the valuation allowance recorded against the Company’s deferred tax assets. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. The Company assesses whether valuation allowances should be established against our deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, including cumulative income over recent periods, using a more likely than not standard.

Research and Development – Research and development costs are expensed when incurred and totaled $9,381, $2,009 and $2,577 in fiscal 2019, 2018 and 2017, respectively, with $7,244 of the $7,372 increase in fiscal 2019 primarily in the European reportable segment.

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

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Thor Industries, Inc. by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Thor Industries, Inc. by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of unvested restricted stock units and restricted stock as follows:

	2019	2018	2017
Weighted-average shares outstanding for basic earnings per share	53,905,667	52,674,161	52,562,723
Unvested restricted stock and restricted stock units	121,019	179,199	195,719

Weighted-average shares outstanding assuming dilution	54,026,686	52,853,360	52,758,442

The Company excludes unvested restricted stock units and restricted stock that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution, which totaled 233,395 and 0, respectively, at July 31, 2019. There were no antidilutive, unvested restricted stock units or restricted stock at July 31, 2018 or 2017.

Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

The Company adopted ASU No. 2014-09, and all the related amendments, as of August 1, 2018, using the modified retrospective method related to all contracts as of the date of adoption. The cumulative effect of the adoption was recognized as an increase to accrued promotions and rebates of $7,127, an increase of $1,677 in deferred income tax assets and a $5,450 decrease to retained earnings as of August 1, 2018 on the Consolidated Balance Sheet and as reflected in the Consolidated Statements of Changes in Stockholders’ Equity. As of and for the fiscal year ended July 31, 2019, accrued promotions and rebates increased $181 on a pre-tax basis and net sales were reduced by the same amount as a result of the application of this new standard. The comparative financial statements for prior periods have not been adjusted.

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

Derivatives and Hedging

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12) “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The amendments in ASU 2017-12 more closely align the results of hedge accounting with risk management activities. ASU 2017-12 also amends the presentation and disclosure requirements and eases documentation and effectiveness assessment requirements. The Company early adopted ASU 2017-12 as of February 1, 2019. The provisions of the ASU were applied to derivatives that were designated as a hedge on February 1, 2019 or later. The adoption did not have a material impact on the Consolidated Financial Statements.

Other Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. This ASU is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and has subsequently issued ASU’s 2018-10, “Codification Improvements (Topic 842),” and 2018-11, “Targeted Improvements (Topic 842)” (collectively the “New Leasing Standard”), which provide guidance on the recognition, measurement, presentation, and disclosure of leases. The New Leasing Standard requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. The New Leasing Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The New Leasing Standard is effective for the Company in its fiscal year 2020 beginning on August 1, 2019. The Company plans to elect the optional transition method as well as the available package of practical expedients upon adoption. As a result of this planned election, the Company will recognize a cumulative-effect adjustment to retained earnings as of the August 1, 2019 date of adoption and will not restate its consolidated financial statements. The Company anticipates the adoption of this ASU will result in the recognition of approximately $30 million to $40 million in right-of-use assets and the associated lease obligations on the Consolidated Balance Sheets and will not materially impact the Consolidated Statements of Income and Comprehensive Income.

2.  ACQUISITIONS

Erwin Hymer Group

On February 1, 2019, the Company and the shareholders of Erwin Hymer Group SE (“EHG”) closed on a transaction via which the Company acquired EHG. EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. The Company acquired EHG in order to expand its operations into the growing European market with a long-standing European industry leader. EHG will be managed as a stand-alone operating entity that will be included in the European recreational vehicle operating segment.

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a 7 year, $2.1 billion term loan, consisting of an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a 5 year, $750.0 million asset-based credit facility (“ABL”) as more fully described in Note 12 to the Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

The table below summarizes the estimated fair values of the EHG assets acquired and liabilities assumed at the acquisition date. The provisional estimates of intangible assets, property, plant and equipment, goodwill, deferred income tax liabilities and other current liabilities could potentially change, as the Company has not yet finalized the valuation of certain assets and liabilities. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

In the fourth quarter of fiscal 2019, the Company made measurement period adjustments to the estimated fair value of certain assets acquired and liabilities assumed to better reflect facts and circumstances that existed at the acquisition date, which resulted in a net increase in Goodwill of $14,045. Measurement period adjustments were a result of refinements in assumptions used at the date of acquisition for 1) valuation of property, plant and equipment, 2) deferred tax assets and liabilities for jurisdictional allocations and 3) increased valuation allowance against certain acquired tax net operating loss carryforwards.

Cash	$97,887
Inventory	593,053
Other assets	429,150
Property, plant and equipment, rental vehicles	80,132
Property, plant and equipment	447,621
Amortizable intangible assets:
Dealer network	355,601
Trademarks	126,181
Technology assets	183,536
Backlog	11,471
Goodwill	1,008,472
Guarantee liabilities related to former EHG North American subsidiaries	(115,668)
Other current liabilities	(850,623)
Debt—Unsecured notes	(114,710)
Debt—Other	(166,196)
Deferred income tax liabilities	(155,863)
Other long-term liabilities	(17,205)
Non-controlling interests	(12,207)

Total fair value of net assets acquired	1,900,632
Less: cash acquired	(97,887)

Total fair value of net assets acquired, less cash acquired	$1,802,745

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 17 years. The dealer network was valued based on the Discounted Cash Flow method and is amortized on an accelerated basis over 20 years. The trademarks and technology assets were valued on the Relief of Royalty method and are amortized on a straight-line basis over 20 years and 10 years, respectively. The backlog was valued based on the Discounted Cash Flow method and was amortized on a straight-line basis over a five-month period. We have recognized $1,008,472 of goodwill as a result of this transaction, of which approximately $242,000 will be deductible for tax purposes.

In connection with the closing of the acquisition, Thor and EHG entered into an amendment to the original September 18, 2018 purchase agreement to reflect the exclusion of EHG’s North American subsidiaries from the business operations acquired by Thor. The acquisition date balance sheet includes guarantee liabilities related to the former EHG North American subsidiaries totaling $115,668. Historically, EHG had provided guarantees for certain of its former North American subsidiaries that were assumed by Thor in the acquisition and which related to bank loans, foreign currency derivatives, certain specified supplier contracts and dealer financing arrangements, as well as a specific lease agreement. While the original term of these guarantees were generally long term in nature, the Company sought to settle these guarantees as soon as practical after the closing of the acquisition. The Company has an accrued liability of approximately $5,576 outstanding at July 31, 2019 related to the remaining dealer financing guarantees and other related contingent liabilities, which is included in Other current liabilities on the Consolidated Balance Sheets.

The results of EHG are included in the Company’s Consolidated Statements of Income and Comprehensive Income since the February 1, 2019 acquisition date. During this period, EHG recorded net sales of $1,486,978, gross profit of $150,039 and a loss before income taxes of $5,946. Gross profit and loss before income taxes includes the impact of $61,418 related to the fair value step-up in purchase accounting of acquired inventory that was subsequently sold during the period, and the loss before income taxes also includes $11,239 for the amortization expense of the acquired backlog and the amortization expense of the other acquired amortizable intangibles of $14,355.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2019 acquisition of EHG had occurred at the beginning of fiscal 2018. The disclosure of pro forma net sales and earnings does not purport to indicate the results that would actually have been obtained had the acquisition been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

	Fiscal 2019	Fiscal 2018
Net sales	$9,067,750	$11,175,302
Net income	$143,517	$305,101
Basic earnings per common share	$2.66	$5.55
Diluted earnings per common share	$2.66	$5.54

The pro forma earnings for the fiscal year ended July 31, 2019 were adjusted to exclude $114,866 of acquisition-related costs. Nonrecurring expenses related to management fees of $1,677 and $19,376 were excluded from pro forma earnings for the fiscal years ended July 31, 2019 and July 31, 2018, respectively. The periods presented exclude $61,418 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. EHG’s historical net income included in the totals above include nonrecurring charges related to its former North American operations in the amounts of $52,501 and $106,561 during the fiscal years ended July 31, 2019 and July 31, 2018, respectively. These charges primarily consist of EHG’s guarantees to third parties for certain North American subsidiary obligations and the impairment of loan receivables due to EHG from their former North American subsidiaries.

Net costs incurred during fiscal 2019 related specifically to this acquisition totaled $114,866 and are included in Acquisition-related costs in the Consolidated Statements of Income and Comprehensive Income. These costs include the losses on the foreign currency forward contract of $70,777 discussed in Note 4 to the Consolidated Financial Statements below, and $44,089 of other expenses, consisting primarily of bank fees, ticking fees, legal, professional and advisory fees related to financial due diligence and implementation costs, regulatory review costs and the write-off of the remaining unamortized debt fees related to the Company’s previous asset-based facility. There were no material EHG acquisition-related costs incurred in periods prior to fiscal 2019.

3.  BUSINESS SEGMENTS

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European.

The North American towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Bison, Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Venture RV). The North American motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach. The European recreational vehicles reportable segment consists solely of the recently acquired EHG business, as discussed in Note 2 to the Consolidated Financial Statements. EHG includes the operations of eight RV production facilities producing numerous respected and well-known brands within Europe, including Hymer, Buerstner, Carado, Dethleffs, Eriba, Etrusco, Laika, LMC, Niesmann+Bischoff, Xplore, Elddis, Compass, Buccaneer, Sunlight and CrossCamp. EHG’s products include numerous types of towable and motorized recreational vehicles, including motorcaravans, caravans, campervans and other RV-related products and services.

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

	2019	2018	2017
NET SALES:
Recreational vehicles
North American Towables	$4,558,451	$6,008,700	$5,127,491
North American Motorized	1,649,329	2,146,315	1,971,466

Total North America	6,207,780	8,155,015	7,098,957
European	1,486,978	–	–

Total recreational vehicles	7,694,758	8,155,015	7,098,957
Other	263,374	305,947	253,557
Intercompany eliminations	(93,374)	(132,053)	(105,562)

Total	$7,864,758	$8,328,909	$7,246,952

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$322,228	$532,657	$458,915
North American Motorized	80,910	134,785	125,323

Total North America	403,138	667,442	584,238
European	(5,946)	–	–

Total recreational vehicles	397,192	667,442	584,238
Other, net	29,086	32,667	28,714
Corporate	(241,612)	(67,080)	(56,566)

Total	$184,666	$633,029	$556,386

TOTAL ASSETS:
Recreational vehicles
North American Towables	$1,516,519	$1,654,361	$1,535,029
North American Motorized	446,626	492,830	500,761

Total North America	1,963,145	2,147,191	2,035,790
European	3,077,804	–	–

Total recreational vehicles	5,040,949	2,147,191	2,035,790
Other, net	163,897	167,965	156,996
Corporate	455,600	463,509	365,145

Total	$5,660,446	$2,778,665	$2,557,931

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:
Recreational vehicles
North American Towables	$67,751	$68,964	$75,568
North American Motorized	13,831	11,800	9,393

Total North America	81,582	80,764	84,961
European	54,881	–	–

Total recreational vehicles	136,463	80,764	84,961
Other	10,647	10,861	11,967
Corporate	1,667	1,598	1,330

Total	$148,777	$93,223	$98,258

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towables	$69,321	$85,304	$72,801
North American Motorized	17,179	34,660	41,677

Total North America	86,500	119,964	114,478
European	35,653	–	–

Total recreational vehicles	122,153	119,964	114,478
Other	3,493	8,440	1,157
Corporate	1,599	8,902	2,120

Total	$127,245	$137,306	$117,755

DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$5,803,373	$7,540,015	$6,618,874
Germany	836,151	1,687	1,138
Other Europe	636,105	4,358	1,504
Canada	561,172	776,068	614,528
Other foreign	27,957	6,781	10,908

Total	$7,864,758	$8,328,909	$7,246,952

PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$569,641	$522,054	$425,238
Germany	424,333	–	–
Other Europe	92,553	–	–
Other	5,944	–	–

Total	$1,092,471	$522,054	$425,238

4.   DERIVATIVES AND HEDGING

The Company uses interest rate swap agreements, foreign currency forward contracts and certain non-derivative financial instruments to manage its risks associated with foreign currency exchange rates and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counter parties. These arrangements generally do not call for collateral and as of the applicable dates presented below, no cash collateral had been received or pledged related to the underlying derivatives.

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

	July 31, 2019
Cash Flow Hedges	Notional	Fair Value in Other Current Liabilities
Interest rate swap agreements	849,550	12,463

Total derivative financial instruments	$849,550	$12,463

See Note 10 to the Consolidated Financial Statements for additional fair value disclosures related to our derivative instruments. The Company did not have any designated hedge instruments prior to February 1, 2019.

Cash Flow Hedges

The Company has used foreign currency forward contracts to hedge the effect of certain foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including foreign currency denominated sales. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the determination of net income as the underlying exposure being hedged. As of July 31, 2019, the Company did not have any foreign currency forward contracts outstanding.

The Company has entered into interest rate swap agreements to manage certain of its interest rate exposures. During fiscal 2019, the Company entered into pay-fixed, receive-floating interest rate swap agreements, totaling $900,000 in initial value, in order to hedge against interest rate risk relating to the Company’s floating rate debt agreements. The $900,000 in initial value declines quarterly over the initial 4.5 year term of the swaps. The interest rate swaps are designated as cash flow hedges of the expected interest payments related to the Company’s LIBOR-based floating rate debt. Amounts initially recorded in AOCI will be reclassified to interest expense over the remaining life of the debt as the forecasted interest transactions occur.

Net Investment Hedges

The Company designates a portion of its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and determined to be effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains included in the foreign currency translation adjustment for the fiscal year ended July 31, 2019 were $7,780, net of tax.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the fiscal year ended July 31, 2019.

Derivatives Not Designated as Hedging Instruments

As described in more detail in Note 2 to the Consolidated Financial Statements, on September 18, 2018, the Company entered into a definitive agreement to acquire EHG, which closed on February 1, 2019. The cash portion of the purchase price was denominated in Euro, and therefore the Company’s cash flows were exposed to changes in the Euro/USD exchange rate between the September 18, 2018 agreement date and the closing date.

To reduce its exposure, the Company entered into a deal-contingent, foreign currency forward contract on the September 18, 2018 agreement date in the amount of 1.625 billion Euro. Hedge accounting was not applied to this instrument, and therefore all changes in fair value were recorded in earnings.

The contract was settled in connection with the close of the EHG acquisition on February 1, 2019 in the amount of $70,777, resulting in a loss of the same amount which is included in Acquisition-related costs in the Consolidated Statements of Income and Comprehensive Income.

The Company also has certain other derivative instruments, with a notional amount totaling approximately $35,700 and a fair value of $1,226 included in Other current liabilities as of July 31, 2019, which have not been designated as hedges and therefore hedge accounting is not applied. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments for the fiscal years ended July 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017

Gain (Loss) on Derivatives
Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$129	$–	$–
Interest rate swap agreements	(9,396)	–	–

Total gain (loss)	$(9,267)	$–	$–

	2019
	Sales	Acquisition- Related Costs	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$129	$–	$–
Interest rate swap agreements	–	–	76
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	–	(70,777)	–
Interest rate swap agreements	–	–	(438)

Total gain (loss)	$129	$(70,777)	$(362)

There were no derivative or non-derivative instruments used in hedging strategies during the fiscal years ended July 31, 2018 or 2017.

5.   INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2019	July 31, 2018
Finished goods—RV	$230,483	$44,998
Finished goods—other	60,593	35,320
Work in process	126,636	124,703
Raw materials	300,721	258,429
Chassis	155,099	116,308

Subtotal	873,532	579,758
Excess of FIFO costs over LIFO costs	(45,544)	(41,849)

Total inventories, net	$827,988	$537,909

Of the $873,532 and $579,758 of inventories at July 31, 2019 and July 31, 2018, $240,983 and $305,990, respectively, was valued on the last-in, first-out (“LIFO”) basis, and $632,549 and $273,768, respectively, was valued on the first-in, first-out (“FIFO”) method. EHG accounted for $392,643 of the $358,781 increase in FIFO inventory, and for $201,532 of the $185,485 increase in Finished goods – RV.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	July 31, 2019	July 31, 2018
Land	$142,475	$57,413
Buildings and improvements	742,736	468,824
Machinery and equipment	389,666	197,294
Rental vehicles	87,243	–

Total cost	1,362,120	723,531
Less accumulated depreciation	(269,649)	(201,477)

Property, plant and equipment, net	$1,092,471	$522,054

Property, plant and equipment at both July 31, 2019 and July 31, 2018 includes buildings and improvements under capital leases of $6,527 and related amortization included in accumulated depreciation of $2,312 and $1,768 at July 31, 2019 and July 31, 2018, respectively. EHG accounted for $522,830 of the $570,417 increase in property, plant and equipment, net.

7.   INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

		July 31, 2019		July 31, 2018
	Weighted-Average Remaining Life in Years at July 31, 2019	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	18	$750,641	$191,017	$404,960	$147,077
Trademarks	18	268,778	34,518	146,117	24,364
Design technology and other intangibles	9	196,616	19,689	18,200	9,555
Non-compete agreements	–	450	450	450	383

Total amortizable intangible assets		$1,216,485	$245,674	$569,727	$181,379

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2020	$97,337
For the fiscal year ending July 31, 2021	103,968
For the fiscal year ending July 31, 2022	107,530
For the fiscal year ending July 31, 2023	88,051
For the fiscal year ending July 31, 2024	79,588
For the fiscal year ending July 31, 2025 and thereafter	494,337

$970,811

The increase in amortizable intangible assets in fiscal 2019 is entirely due to the acquisition of EHG, as more fully described in Note 2 to the Consolidated Financial Statements.

For goodwill impairment testing purposes, the Company’s reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements. Fair values are determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

The Company completed its annual impairment review as of May 31, 2019, and no impairment was identified. There were no impairments of goodwill during fiscal 2018 or 2017.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2019 and 2018 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of July 31, 2017	$334,822	$–	$–	$42,871	$377,693

Fiscal year 2018 activity:
No activity	–	–	–	–	–

Net balance as of July 31, 2018	$334,822	$–	$–	$42,871	$377,693

Goodwill acquired	–	–	1,008,472	–	1,008,472
Foreign currency translation	–	–	(28,133)	–	(28,133)

Net balance as of July 31, 2019	$334,822	$–	$980,339	$42,871	$1,358,032

The components of the goodwill balances as of July 31, 2019 and July 31, 2018 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$343,935	$17,252	$980,339	$42,871	$1,384,397
Accumulated impairment charges	(9,113)	(17,252)	–	–	(26,365)

Net balance as of July 31, 2019	$334,822	$–	$980,339	$42,871	$1,358,032

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$343,935	$17,252	$–	$42,871	$404,058
Accumulated impairment charges	(9,113)	(17,252)	–	–	(26,365)

Net balance as of July 31, 2018	$334,822	$–	$–	$42,871	$377,693

8.   EQUITY INVESTMENT

On February 15, 2018, the Company announced the formation of TH2Connect, LLC (“TH2”), a joint venture with Tourism Holdings Limited (“thl”). TH2 was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. TH2 offers a variety of products focused on enhancing the enjoyment, safety, connectivity and convenience of RV ownership and use.

The Company and thl each have a 50% ownership position in TH2 and equal representation on the board of directors of TH2. The Company contributed cash totaling $46,902 to TH2 in early March 2018 while thl contributed various assets with the same approximate fair value. The Company’s initial investment in TH2 was funded entirely from cash on hand. Additional capital investments were made in TH2 by both Thor and thl of $6,500 and $3,500 during fiscal 2019 and fiscal 2018, respectively. In accordance with the operating agreement between the parties, TH2’s future capital needs will be funded proportionally by thl and the Company. Both thl and the Company loaned TH2 $2,157 in fiscal 2019 for working capital needs and that amount is included in Other assets on the Consolidated Balance Sheets as of July 31, 2019. In July 2019, TH2 was rebranded as “Togo Group”.

The Company’s investment in TH2 is accounted for under the equity method. The Company’s share of the gains or losses of this investment are included in Other income (expense), net, in the Consolidated Statements of Income and Comprehensive Income. Losses recognized during fiscal 2019 and fiscal 2018 were $8,798 and $1,939, respectively.

9.   CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 18.5% of the Company’s consolidated net sales in fiscal 2019 and approximately 20.0% in both fiscal 2018 and fiscal 2017. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for approximately 19% of the Company’s consolidated trade accounts receivable at July 31, 2019 and approximately 26% at July 31, 2018. The loss of this dealer could have a material effect on the Company’s business.

10.   FAIR VALUE MEASUREMENTS

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy, as prescribed in ASC 820, “Fair Value Measurements and Disclosures,” as defined below:

•	Level 1 inputs include quoted prices in active markets for identical assets or liabilities and are the most observable.

•

Level 2 inputs include inputs other than Level 1 that are either directly or indirectly observable, such as quoted market prices for similar but not identical assets or liabilities, quoted prices in inactive markets or other inputs that can be corroborated by observable market data.

•

Level 3 inputs are not observable, are supported by little or no market activity and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2019 and July 31, 2018 are as follows:

	Input Level	July 31, 2019	July 31, 2018
Cash equivalents	Level 1	$130,100	$230,319
Deferred compensation plan assets and liabilities	Level 1	$53,828	$43,316
Interest rate swap liability	Level 2	$12,463	$–

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Consolidated Balance Sheets.

Deferred compensation plan assets represent investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Deferred compensation plan asset balances are recorded as a component of Other long-term assets in the Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of Other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liability are reflected in Other income (expense), net and Selling, general and administrative expenses, respectively, in the Consolidated Statements of Income and Comprehensive Income.

The fair value of interest rate swaps is determined by discounting the estimated future cash flows based on the applicable observable yield curves.

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

Changes in our product warranty liabilities during the indicated periods are as follows:

	2019	2018	2017
Beginning balance	$264,928	$216,781	$201,840
Provision	233,927	259,845	195,799
Payments	(251,071)	(211,698)	(180,858)
Acquisition	43,329	–	–
Foreign currency translation	(1,434)	–	–

Ending balance	$289,679	$264,928	$216,781

12.   LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2019	July 31, 2018
Term loan	$1,832,341	$–
Unsecured notes	27,878	–
Other debt	94,124	–

Total long-term debt	1,954,343	–
Debt issuance costs, net of amortization	(51,720)	–

Total long-term debt, net of debt issuance costs	1,902,623	–
Less: current portion of long-term debt	(17,370)	–

Total long-term debt, net, less current portion	$1,885,253	$–

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consisted of both a United States dollar-denominated term loan tranche of $1,386,434 and a Euro-denominated term loan tranche of 617,718 Euro ($708,584 at closing date exchange rate) and a $750,000 asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024.

Under the term loan, both the U.S. and Euro tranches required annual principal payments of 1.0% of the initial term loan balance, payable quarterly in 0.25% installments starting on May 1, 2019. As of July 31, 2019, however, we had made sufficient payments on the U.S. tranche to fulfill all annual payment requirements over the term of the loan. The interest rate on the U.S. portion of the term loan is an annual base rate plus 2.75%, or LIBOR plus 3.75%, and the interest rate on the Euro portion is at EURIBOR plus 4.00%, with interest on the U.S. base rate tranche payable quarterly, and interest on the U.S. LIBOR portion and the Euro tranche payable monthly. As of July 31, 2019, the entire U.S. term loan tranche balance of $1,146,968 was subject to a LIBOR-based rate of 6.1875%, but the interest rate on $849,550 of that balance was fixed at 6.2160% through an interest rate swap by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. The total interest rate on the July 31, 2019, Euro term loan tranche balance of $685,373 was 4.00%. In addition, the Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2019. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances). The Company may add one or more incremental term loan facilities to the term loan, subject to obtaining commitments from any participating lenders and certain other conditions.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement. During fiscal 2019, $100,000 was drawn on the ABL in connection with the acquisition of EHG and was also paid in full in fiscal 2019, resulting in no borrowings outstanding on the ABL agreement as of July 31, 2019. This agreement also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty.

The ABL contains a financial covenant which requires the Company to maintain a minimum consolidated fixed-charge coverage ratio of 1.0X, although the covenant is only applicable when adjusted excess availability falls below a threshold of the greater of a) 10% of the lesser of the borrowing base availability or the revolver line total, or b) $60,000. Up to $75,000 of the ABL is available for the issuance of letters of credit, and up to $75,000 is available for swingline loans. The Company may also increase commitments under the ABL by up to $150,000 by obtaining additional commitments from lenders and adhering to certain other conditions. The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2019 eligible receivable and inventory balances totaled $608,763.

The unsecured notes of 25,000 Euro ($27,878) relate to long-term debt assumed at the closing of the acquisition of EHG. There are two series, 20,000 Euro ($22,302) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,576) with an interest rate of 2.534% maturing February 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% - 3.43%. The Company considers cash that is pledged as collateral against certain revolving debt obligations within its European rental fleet obligations to be restricted cash.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2020	$18,826
For the fiscal year ending July 31, 2021	19,549
For the fiscal year ending July 31, 2022	18,264
For the fiscal year ending July 31, 2023	18,382
For the fiscal year ending July 31, 2024	18,463
For the fiscal year ending July 31, 2025 and thereafter	1,860,859

$1,954,343

For fiscal 2019, interest expense on the term loan and ABL was $56,932. The Company incurred fees totaling $56,166 and $14,010 to secure the term loan and ABL, respectively, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $5,404 for fiscal 2019. The unamortized balance of the ABL facility fees was $12,609 at July 31, 2019 and is included in Other long-term assets in the Consolidated Balance Sheets. For fiscal 2018 and 2017, interest expense on the Company’s previous asset-based credit agreement discussed below was $1,939 and $7,002, respectively.

Interest expense for fiscal 2019 also includes $785 of amortization expense of capitalized debt fees related to the Company’s previous asset-based credit agreement that was terminated on February 1, 2019 with the new financing obtained with the EHG acquisition. Interest expense for fiscal 2018 and 2017 included $1,570 of amortization of debt issuance costs related to the Company’s previous asset-based credit agreement.

The carrying value of the Company’s long-term debt, excluding debt issuance costs, approximates fair value at July 31, 2019 as the balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated company. The fair value of the Company’s debt is largely estimated using Level 2 inputs as defined by ASC 820 and discussed in Note 10 to the Consolidated Financial Statements.

13.   INCOME TAXES

The sources of earnings before income taxes are as follows:

	For the Fiscal Year Ended July 31,
	2019	2018	2017
United States	$200,859	$633,029	$556,386
Foreign	(16,193)	–	–

Total	$184,666	$633,029	$556,386

The components of the provision (benefit) for income taxes are as follows:

	For the Fiscal Year Ended July 31,
Income Taxes:	2019	2018	2017
U.S. Federal	$48,757	$166,402	$200,370
U.S. state and local	5,921	21,025	20,941
Foreign	6,611

Total current expense	61,289	187,427	221,311

U.S. Federal	10,862	17,820	(37,033)
U.S. state and local	(36)	(2,369)	(2,146)
Foreign	(19,914)	–	–

Total deferred expense (benefit)	(9,088)	15,451	(39,179)

Total income tax expense	$52,201	$202,878	$182,132

The Tax Act was signed into law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate has been reduced from 35.0% to 21.0% starting January 1, 2018, which resulted in the use of a blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. The reduced rate of 21% is applicable to the entire fiscal 2019 year. As a result of other Tax Act changes, the Company’s income tax rate for fiscal 2019 was impacted by, among other items, the repeal of the domestic production activities deduction (“Internal Revenue Code Section 199”), the favorable tax benefit of the Foreign Derived Intangible Income (“FDII”) provision and limitations on the deductibility of executive compensation. The Tax Act also included substantial changes to the taxation of foreign income which are applicable to the Company as a result of the acquisition of EHG during fiscal 2019. The GILTI provision may also prospectively impact the Company’s income tax expense. Under the GILTI provision, a portion of the company’s foreign earnings may be subject to U.S. taxation, offset by available foreign tax credits, subject to limitation. For fiscal 2019, the Company incurred no U.S. taxation related to the GILTI provision of the Tax Act.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under ASC 740 is incomplete. The rules allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Accordingly, as of July 31, 2018, the Company recorded a provisional amount of $34,000 of additional deferred income tax expense related to the remeasurement of our net deferred tax assets using its best estimates based on reasonable and supportable assumptions and information as of the reporting date. The Company recorded a provisional amount of $2,000 in the fourth quarter of fiscal 2018 of additional income tax expense as a result of guidance from the Internal Revenue Service related to limitations on the deductibility of executive compensation as provided under the Tax Act. During the second quarter of fiscal 2019, the Company completed its accounting for the income tax effects of the Tax Act.

The differences between income tax expense at the federal statutory rate and the actual income tax expense are as follows:

	For the Fiscal Year Ended July 31,
	2019	2018	2017
Provision at federal statutory rate	$38,779	$170,095	$194,735
Differences between U.S. federal statutory and foreign tax rates	1,478
U.S. state and local income taxes, net of federal benefit	4,642	14,255	11,021
Nondeductible compensation	2,401	–	–
Nondeductible acquisition costs	3,031	–	–
Nondeductible foreign currency forward contract loss on acquisition	14,863	–	–
Nontaxable foreign currency remeasurement gains	(12,942)
Federal income tax credits and incentives	(3,373)	(3,518)	(3,228)
Domestic production activities deduction	–	(16,175)	(19,527)
Change in uncertain tax positions	1,279	396	375
Effect of the U.S. Tax Act	–	38,620	–
Other	2,043	(795)	(1,244)

Total income tax expense	$52,201	$202,878	$182,132

A summary of the deferred income tax balances is as follows:

	July 31,
	2019	2018
Deferred income tax asset (liability):
Inventory basis	$807	$922
Employee benefits	5,272	3,427
Self-insurance reserves	5,185	6,368
Accrued product warranties	62,563	62,332
Accrued incentives	6,144	5,235
Sales returns and allowances	1,516	1,741
Accrued expenses	3,617	1,905
Property, plant and equipment	(22,699)	(9,060)
Deferred compensation	15,247	12,864
Intangibles	(143,861)	(9,151)
Net operating loss and other carryforwards	15,725	–
Unrealized gain/loss	(4,546)	–
Unrecognized tax benefits	2,689	2,581
Other	2,759	(720)
Valuation allowance	(12,945)	$–

Deferred income tax asset (liability), net	$(62,527)	$78,444

Total deferred tax assets and deferred tax liabilities at July 31, 2019 and 2018 are as follows:

	July 31,
	2019	2018
Deferred tax assets	$273,273	$97,375
Deferred tax liabilities	(322,855)	(18,931)
Valuation allowance	(12,945)	–

Net deferred tax assets / (liabilities)	$(62,527)	$78,444

The deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowance recorded at July 31, 2019 relates to certain foreign net operating loss carry forwards and other assets in foreign jurisdictions.

The Company has made an accounting policy election to treat income tax expense incurred due to the GILTI provision as a current year tax expense in the period in which a related income tax liability is incurred. For fiscal 2019, the Company incurred no income tax expense related to the GILTI provision.

With the exception of foreign subsidiary investment basis differences not attributable to un-repatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2019, to not be indefinitely reinvested outside of the United States. As of July 31, 2019, the related income tax cost of the repatriation of foreign earnings is not material. Additionally, the Company has no unrecorded deferred tax liabilities related to the investment in foreign subsidiaries at July 31, 2019.

As of July 31, 2019, the Company has $3,162 of U.S. state tax credit carry forwards that expire from fiscal 2026-2029 of which the Company expects to realize prior to expiration. At July 31, 2019, the Company had $54,008 of net operating loss (“NOL”) carryforwards available to offset future taxable income in certain foreign jurisdictions with the expiration periods ranging from fiscal 2023 to indefinite carryforward. In addition, the Company has $4,811 of gross U.S. state tax NOL carryforwards that expire from fiscal 2020-2039 that the Company does not expect to realize and therefore has been fully reserved. The deferred tax asset of $299 associated with the U.S. state tax NOL carryforwards and the related equal and offsetting valuation allowance are not reflected in the table above.

Unrecognized Tax Benefits

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $11,332 for fiscal 2019, $10,491 for fiscal 2018 and $8,477 for fiscal 2017.

Changes in the unrecognized tax benefit during fiscal years 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Beginning balance	$13,004	$12,671	$13,269
Tax positions related to prior years:
Additions	–	353	75
Reductions	(263)	(2,203)	(1,510)
Tax positions related to current year:
Additions	2,062	3,629	3,853
Settlements	(773)	(192)	(1,450)
Lapses in statute of limitations	(918)	(1,254)	(1,566)
Tax positions acquired from EHG	736	–	–

Ending balance	$13,848	$13,004	$12,671

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2019 and 2018 were $1,758 and $1,290, respectively. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2019, 2018 and 2017 were $454, $203 and $(218), respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2019	2018
Unrecognized tax benefits	$13,848	$13,004
Reduction to unrecognized tax benefits which offset tax credit and loss carryforwards	(1,916)	(955)
Accrued interest and penalties	1,758	1,290

Total unrecognized tax benefits	$13,690	$13,339

Short-term, included in “Income and other taxes”	$2,891	$893
Long-term	10,799	12,446

Total unrecognized tax benefits	$13,690	$13,339

The Company anticipates a decrease of approximately $3,800 in unrecognized tax benefits and $850 in interest during fiscal 2020 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain U.S. state tax authorities for the fiscal years ended July 31, 2015 through 2017. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Exam

United States – Federal	Fiscal 2016 – Fiscal 2018

United States – State	Fiscal 2016 – Fiscal 2018

Germany	Fiscal 2016 – Fiscal 2018

France	Fiscal 2016 – Fiscal 2018

Italy	Fiscal 2015 – Fiscal 2018

United Kingdom	Fiscal 2018

14.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain independent dealers of certain of its RV products. These arrangements, which are customary in the RV industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on their agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and predefined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase activity related to dealer terminations in certain states has historically been insignificant in relation to our repurchase obligation with financial institutions.

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2019 and July 31, 2018 were $2,961,019 and $2,748,465, respectively, with the July 31, 2019 balance including $755,852 related to EHG. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $9,575 and $7,400 as of July 31, 2019 and July 31, 2018, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

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

15.   LEASES

The Company has operating leases principally for land, buildings and equipment and also leases certain real estate and transportation equipment under various capital leases expiring between 2019 and 2028. Future minimum rental payments required under capital and operating leases as of July 31, 2019 are as follows:

	Capital Leases	Operating Leases
For the fiscal year ending July 31, 2020	$974	$8,785
For the fiscal year ending July 31, 2021	993	6,809
For the fiscal year ending July 31, 2022	1,015	5,437
For the fiscal year ending July 31, 2023	1,037	3,980
For the fiscal year ending July 31, 2024	1,061	3,424
For the fiscal year ending July 31, 2025 and thereafter	3,037	20,745

Total minimum lease payments	8,117	$49,180

Less amount representing interest	(2,427)

Present value of net minimum capital lease payments	5,690
Less current portion	(444)

Long-term capital lease obligations	$5,246

The current portion of capital lease obligations are included in Other current liabilities and the long-term capital lease obligations are included in Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Rent expense for the fiscal years ended July 31, 2019, 2018 and 2017 was $8,825, $3,804 and $3,560, respectively, with the fiscal 2019 total including $5,202 related to the European segment.

16.   EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $3,197 in fiscal 2019, $2,689 in fiscal 2018 and $1,797 in fiscal 2017. The Company also has costs related to certain pension obligations from post-employment defined benefit plans to certain current and former employees of the European segment. A significant portion of these plans are not available to new hires. Total expense for these plans in fiscal 2019, and the pension obligation at July 31, 2019, were immaterial.

The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and to direct the Company to invest the funds in mutual fund investments held by the Company. Participant benefits are limited to the value of the investments held on their behalf. Investments held by the Company are accounted for at fair value and reported as Other long-term assets, and the equal and offsetting obligation to the participants is reported as Other long-term liabilities in the Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related deferred liability are both recorded through the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the plan. The balance of investments held in this plan, and the equal and offsetting long-term liability to the participants, was $53,828 at July 31, 2019 and $43,316 at July 31, 2018.

17.   STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Board approved the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”) on October 11, 2016 and the 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) on October 25, 2010. These plans were subsequently approved by shareholders at the 2016 and 2010 annual meetings, respectively. The maximum number of shares issuable under each of the 2016 Equity and Incentive Plan and the 2010 Equity and Incentive Plan is 2,000,000. As of July 31, 2019, the remaining shares available to be granted under the 2016 Equity and Incentive Plan are 1,378,729 and under the 2010 Equity Incentive Plan are 1,211,385. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

Restricted stock award activity and the related expense under the 2010 Equity and Incentive Plan was immaterial for all periods presented.

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

Under the RSU program, the Committee generally approves awards each October related to the financial performance of the most recently completed fiscal year. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

The fair value of the employee and Board member restricted stock units is determined using the Company’s stock price on the date of grant. Total expense recognized in fiscal 2019, 2018 and 2017 for these restricted stock unit awards was $18,950, $17,000 and $12,399, respectively.

A summary of restricted stock unit activity during fiscal 2019, 2018 and 2017 is included below:

	2019		2018		2017
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	328,431	$101.97	332,576	$69.41	325,136	$53.95
Granted	310,924	79.12	171,340	124.84	166,567	84.85
Vested	(167,591)	90.23	(168,714)	64.01	(157,315)	53.87
Forfeited	(20,201)	91.11	(6,771)	93.46	(1,812)	64.03

Nonvested, end of year	451,563	$91.08	328,431	$101.97	332,576	$69.41

At July 31, 2019 there was $18,918 of total unrecognized compensation costs related to restricted stock unit awards that are expected to be recognized over a weighted-average period of 1.81 years.

The Company recognized a tax benefit related to total stock-based compensation expense of $4,550, $4,930 and $4,625 in fiscal 2019, 2018 and 2017, respectively.

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

There were no repurchases under this program during fiscal 2019 or 2018.

18.	REVENUE RECOGNITION

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European segment include sales related to accessories and services, used vehicle sales at owned dealerships and RV rentals. All revenue streams are considered point in time.

	2019	2018	2017
NET SALES:
Recreational vehicles
North American Towables
Travel Trailers and Other	$2,710,308	$3,646,581	$3,088,561
Fifth Wheels	1,848,143	2,362,119	2,038,930

Total North American Towables	4,558,451	6,008,700	5,127,491

North American Motorized
Class A	761,176	1,000,881	914,681
Class C	824,449	1,047,376	968,899
Class B	63,704	98,058	87,886

Total North American Motorized	1,649,329	2,146,315	1,971,466

Total North America	6,207,780	8,155,015	7,098,957

European
Motorcaravan	960,155	–	–
Campervan	201,089	–	–
Caravan	172,144	–	–
Other RV-related	153,590	–	–

Total European	1,486,978	–	–

Total recreational vehicles	7,694,758	8,155,015	7,098,957

Other, primarily aluminum extruded components	263,374	305,947	253,557
Intercompany eliminations	(93,374)	(132,053)	(105,562)

Total	$7,864,758	$8,328,909	$7,246,952

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS

INCOME (LOSS)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated OCI (“AOCI”) by component for the fiscal year ended July 31, 2019 were as follows (The Company did not have any OCI or AOCI prior to fiscal 2019):

	2019
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at beginning of period	$–	$–	$–	$–
OCI before reclassifications	(44,684)	(12,184)	(1,048)	(57,916)
Income taxes associated with OCI before reclassifications (1)	(2,394)	2,917	–	523
Amounts reclassified from AOCI	–	(279)	–	(279)
Income taxes associated with amounts reclassified from AOCI	–	74	–	74

AOCI, net of tax	(47,078)	(9,472)	(1,048)	(57,598)
Less: OCI attributable to non-controlling interest	(594)	–	–	(594)

AOCI, net of tax attributable to Thor Industries, Inc.	$(46,484)	$(9,472)	$(1,048)	$(57,004)

(1)	We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

