Form 10-Q
period 2019-10-31
THOR INDUSTRIES INC
filed 2019-12-09
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2019.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.
COMMISSION FILE NUMBER 001-09235

THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 E. Beardsley Ave., Elkhart, IN	46514-3305
(Address of principal executive offices)	(Zip Code)

(574) 970-7460
(Registrant's telephone number, including area code)

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
Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common stock (Par value $.10 Per Share)	THO	New York Stock Exchange

As of November 29, 2019, 55,198,756 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)

ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2019	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$231,778	$425,615
Restricted cash	38,704	25,647
Accounts receivable, trade, net	556,176	478,531
Factored accounts receivable	168,418	173,405
Accounts receivable, other, net	51,978	64,291
Inventories, net	915,485	827,988
Prepaid income taxes, expenses and other	30,944	41,880
Total current assets	1,993,483	2,037,357
Property, plant and equipment, net	1,104,764	1,092,471
Other assets:
Goodwill	1,361,265	1,358,032
Amortizable intangible assets, net	946,581	970,811
Deferred income tax assets, net	67,778	73,176
Equity investment in joint ventures	44,086	46,181
Other	89,584	82,418
Total other assets	2,509,294	2,530,618
TOTAL ASSETS	$5,607,541	$5,660,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569,844	$551,831
Current portion of long-term debt	18,328	17,370
Short-term financial obligations	36,566	44,094
Accrued liabilities:
Compensation and related items	133,796	135,560
Product warranties	285,600	289,679
Income and other taxes	44,952	61,483
Promotions and rebates	74,520	95,052
Product, property and related liabilities	16,482	17,595
Dividends payable	22,080	—
Liabilities related to factored receivables	168,418	173,405
Other	68,799	62,256
Total current liabilities	1,439,385	1,448,325
Long-term debt	1,780,091	1,885,253
Deferred income tax liabilities, net	135,731	135,703
Unrecognized tax benefits	12,469	10,799
Other liabilities	114,894	85,138
Total long-term liabilities	2,043,185	2,116,893
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 65,396,531 and 65,189,907 shares, respectively	6,540	6,519
Additional paid-in capital	422,831	416,382
Retained earnings	2,095,659	2,066,674
Accumulated other comprehensive loss, net of tax	(59,591)	(57,004)
Less treasury shares of 10,197,775 and 10,126,434, respectively, at cost	(351,909)	(348,146)
Stockholders' equity attributable to Thor Industries, Inc.	2,113,530	2,084,425
Non-controlling interests	11,441	10,803
Total stockholders’ equity	2,124,971	2,095,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,607,541	$5,660,446
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended October 31, 2019
	2019	2018
Net sales	$2,158,785	$1,755,976
Cost of products sold	1,849,974	1,548,720
Gross profit	308,811	207,256
Selling, general and administrative expenses	188,464	102,693
Amortization of intangible assets	24,293	12,591
Acquisition-related costs	—	57,089
Interest income	975	1,222
Interest expense	28,025	876
Other income (expense), net	(370)	(3,712)
Income before income taxes	68,634	31,517
Income taxes	16,789	17,564
Net income	51,845	13,953
Less: Net income attributable to non-controlling interest	780	—
Net income attributable to Thor Industries, Inc.	$51,065	$13,953

Weighted-average common shares outstanding:
Basic	55,095,074	52,726,496
Diluted	55,224,655	52,899,603

Earnings per common share:
Basic	$0.93	$0.26
Diluted	$0.92	$0.26

Regular dividends declared per common share:	$0.40	$0.39

Comprehensive income:
Net income	$51,845	$13,953
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	993	—
Unrealized loss on derivatives, net of tax	(3,722)	—
Total other comprehensive loss, net of tax	(2,729)	—
Total Comprehensive income	49,116	13,953
Less: Comprehensive income attributable to non-controlling interest	638	—
Comprehensive income attributable to Thor Industries, Inc.	$48,478	$13,953

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended October 31, 2019
	2019	2018
Cash flows from operating activities:
Net income	$51,845	$13,953
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	25,914	10,467
Amortization of intangibles	24,293	12,591
Amortization of debt issuance costs	2,685	393
Foreign currency forward contract loss	—	42,555
Deferred income tax provision (benefit)	2,318	(751)
(Gain) loss on disposition of property, plant and equipment	619	(30)
Stock-based compensation expense	5,013	4,530
Changes in assets and liabilities:
Accounts receivable	(65,307)	(16,556)
Inventories	(82,152)	(27,437)
Prepaid income taxes, expenses and other	6,649	(17,011)
Accounts payable	19,639	(29,150)
Accrued liabilities	(46,593)	(10,218)
Long-term liabilities and other	3,080	830
Net cash used in operating activities	(51,997)	(15,834)
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,220)	(34,453)
Proceeds from dispositions of property, plant and equipment	18,951	61
Other	(1,534)	—
Net cash used in investing activities	(13,803)	(34,392)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	41,569	—
Principal payments on term-loan credit facilities	(140,181)	—
Principal payments on revolving asset-based credit facilities	(5,577)	—
Principal payments on other debt	(3,001)	—
Principal payments on finance lease obligations	(107)	(102)
Short-term financing and other	(7,477)	—
Net cash used in financing activities	(114,774)	(102)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(206)	—
Net decrease in cash and cash equivalents and restricted cash	(180,780)	(50,328)
Cash and cash equivalents and restricted cash, beginning of period	451,262	275,249
Cash and cash equivalents and restricted cash, end of period	270,482	224,921
Less: restricted cash	38,704	—
Cash and cash equivalents, end of period	$231,778	$224,921
Supplemental cash flow information:
Income taxes paid	$24,512	$45,203
Interest paid	$25,592	$458
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$3,137	$3,063
Regular quarterly dividends payable	$22,080	$20,595

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended October 31, 2019
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at July 31, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income	—	—	—	51,065	—	—	—	51,065	780	51,845
Restricted stock unit activity	206,624	21	1,436	—	—	71,341	(3,763)	(2,306)	—	(2,306)
Cash dividends $.40 per common share	—	—	—	(22,080)	—	—	—	(22,080)	—	(22,080)
Stock compensation expense	—	—	5,013	—	—	—	—	5,013	—	5,013
Other comprehensive loss	—	—	—	—	(2,587)	—	—	(2,587)	(142)	(2,729)
Balance at October 31, 2019	65,396,531	$6,540	$422,831	$2,095,659	$(59,591)	10,197,775	$(351,909)	$2,113,530	$11,441	$2,124,971

	Three Months Ended October 31, 2018
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at July 31, 2018	62,765,824	$6,277	$252,204	$2,022,988	$—	10,070,459	$(343,728)	$1,937,741	$—	$1,937,741
Net income	—	—	—	13,953	—	—	—	13,953	—	13,953
Restricted stock unit activity	167,591	16	2,569	—	—	55,975	(4,418)	(1,833)	—	(1,833)
Cash dividends $.39 per common share	—	—	—	(20,595)	—	—	—	(20,595)	—	(20,595)
Stock compensation expense	—	—	4,530	—	—	—	—	4,530	—	4,530
Cumulative effect of adoption of ASU no. 2014-09, net of tax	—	—	—	(5,450)	—	—	—	(5,450)	—	(5,450)
Balance at October 31, 2018	62,933,415	$6,293	$259,303	$2,010,896	$—	10,126,434	$(348,146)	$1,928,346	$—	$1,928,346

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Dollar, Euro and GBP amounts presented in thousands except share and per share data or except as otherwise specified)

1. Nature of Operations and Accounting Policies

Nature of Operations

Thor Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or "Thor"), that, combined, represent the world's largest manufacturer of recreational vehicles (“RVs”). The Company manufactures a wide variety of RVs in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. Unless the context requires or indicates otherwise, all references to “Thor,” the “Company,” “we,” “our” and “us” refer to Thor Industries, Inc. and its subsidiaries.

The July 31, 2019 amounts are derived from the annual audited financial statements of Thor. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Due to seasonality within the recreational vehicle industry, among other factors, annualizing the results of operations for the three months ended October 31, 2019 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and has subsequently issued ASU's 2018-10, "Codification Improvements (Topic 842)," and 2018-11, "Targeted Improvements (Topic 842)" (collectively the "New Leasing Standard"), which provide guidance on the recognition, measurement, presentation, and disclosure of leases. The New Leasing Standard requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from prior guidance is that the lease assets and lease liabilities arising from operating leases are now recognized on the Condensed Consolidated Balance Sheet. The New Leasing Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the New Leasing Standard on August 1, 2019. The Company elected the optional transition method as well as the available package of practical expedients. As a result, the Company recognized right-of-use assets and the associated lease obligations, both totaling approximately $33 million, on the Condensed Consolidated Balance Sheet as of August 1, 2019. The adoption did not have a material impact to the Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 for further disclosures about the Company's leases.

Other Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. This ASU is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, which will depend on the outcomes of future goodwill impairment tests.

2. Acquisition — Erwin Hymer Group

On February 1, 2019, the Company acquired Erwin Hymer Group SE ("EHG"). EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. EHG is managed as a stand-alone operating entity and is included in the European recreational vehicle segment.

In the first quarter of fiscal 2020, the Company made measurement period adjustments primarily related to the estimated fair value of certain deferred tax assets to better reflect the facts and circumstances that existed at the acquisition date. These adjustments resulted in a net decrease in deferred tax assets and a net increase of goodwill of $3,054.

The following table summarizes the estimated fair values of the EHG assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing internal and third-party valuations of tangible and intangible assets and certain liabilities, therefore, the provisional estimates of intangible assets, fixed assets, goodwill, deferred income tax liabilities, income taxes payable and certain accrued liabilities are subject to change. The Company expects to finalize these values in the Company's fiscal quarter ending January 31, 2020.

Cash	$97,887
Inventory	593,053
Other assets	426,096
Property, plant and equipment, rental vehicles	80,132
Property, plant and equipment	447,621
Amortizable intangible assets:
Dealer network	355,601
Trademarks	126,181
Technology assets	183,536
Backlog	11,471
Goodwill	1,011,526
Guarantee liabilities related to former EHG North American subsidiaries	(115,668)
Other current liabilities	(850,623)
Debt – Unsecured notes	(114,710)
Debt – Other	(166,196)
Deferred income tax liabilities	(155,863)
Other long-term liabilities	(17,205)
Non-controlling interests	(12,207)
Total fair value of net assets acquired	1,900,632
Less: cash acquired	(97,887)
Total fair value of net assets acquired, less cash acquired	$1,802,745

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 17 years. The dealer network was valued based on the Discounted Cash Flow method and is amortized on an accelerated basis over 20 years. The trademarks and technology assets were valued on the Relief of Royalty method and are amortized on a straight-line basis over 20 years and 10 years, respectively. The backlog was valued based on the Discounted Cash Flow method and was amortized on a straight-line basis over a five-month period. We have recognized $1,011,526 of goodwill as a result of this transaction, of which approximately $242,000 will be deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2019 acquisition of EHG had occurred at the beginning of fiscal 2018. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

Three Months Ended October 31,
2018
Net sales	$2,327,268
Net income	$22,461
Basic earnings per common share	$0.41
Diluted earnings per common share	$0.41

The supplemental pro forma earnings for the three-month period ended October 31, 2018 were adjusted to exclude $57,089 of acquisition-related costs as discussed below.

Costs incurred during the three months ended October 31, 2018 related specifically to this acquisition totaling $57,089 are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income. These costs included the change in the fair value of the foreign currency forward contract of $42,555 discussed in Note 5 below, and $14,534 of other expenses, consisting primarily of legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, rating agency fees related to obtaining financing commitments and regulatory review costs.

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended October 31,
NET SALES:	2019	2018
Recreational vehicles
North American Towables	$1,200,888	$1,279,098
North American Motorized	415,889	431,198
Total North America	1,616,777	1,710,296
European	493,007	—
Total recreational vehicles	2,109,784	1,710,296
Other	73,566	73,848
Intercompany eliminations	(24,565)	(28,168)
Total	$2,158,785	$1,755,976

	Three Months Ended October 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2019	2018
Recreational vehicles
North American Towables	$104,322	$74,550
North American Motorized	21,775	21,712
Total North America	126,097	96,262
European	(23,024)	—
Total recreational vehicles	103,073	96,262
Other, net	11,751	5,910
Corporate	(46,190)	(70,655)
Total	$68,634	$31,517

TOTAL ASSETS:	October 31, 2019	July 31, 2019
Recreational vehicles
North American Towables	$1,582,250	$1,516,519
North American Motorized	476,786	446,626
Total North America	2,059,036	1,963,145
European	3,028,821	3,077,804
Total recreational vehicles	5,087,857	5,040,949
Other, net	166,271	163,897
Corporate	353,413	455,600
Total	$5,607,541	$5,660,446

	Three Months Ended October 31,
DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	2019	2018
Recreational vehicles
North American Towables	$16,271	$16,631
North American Motorized	3,494	3,436
Total North America	19,765	20,067
European	27,483	—
Total recreational vehicles	47,248	20,067
Other	2,511	2,574
Corporate	448	417
Total	$50,207	$23,058

	Three Months Ended October 31,
CAPITAL ACQUISITIONS:	2019	2018
Recreational vehicles
North American Towables	$11,275	$22,242
North American Motorized	2,568	7,419
Total North America	13,843	29,661
European	15,027	—
Total recreational vehicles	28,870	29,661
Other	655	2,444
Corporate	498	36
Total	$30,023	$32,141

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2019	2018
Weighted-average shares outstanding for basic earnings per share	55,095,074	52,726,496
Unvested restricted stock units	129,581	173,107
Weighted-average shares outstanding assuming dilution	55,224,655	52,899,603

At October 31, 2019 and 2018, the Company had 266,699 and 152,279 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive.

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

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

	October 31, 2019		July 31, 2019
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$51,799	$729	$—	$—
Interest rate swap agreements	798,200	16,641	849,550	12,463
Total derivative financial instruments	$849,999	$17,370	$849,550	$12,463

The Company did not have any designated hedge instruments prior to February 1, 2019.

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of certain foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including foreign currency denominated sales. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the determination of net income as the underlying exposure being hedged. Cash flow hedged forward contracts impacting AOCI are forecasted to occur over the next eight months.

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

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Losses included in the foreign currency translation adjustment for the three-month period ended October 31, 2019 were $1,254, net of tax.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the three months ended October 31, 2019.

Derivatives Not Designated as Hedging Instruments

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

This contract was settled in connection with the close of the EHG acquisition on February 1, 2019 in the amount of $70,777, resulting in a loss of the same amount. Of this $70,777 total loss, $42,555 was recognized in the three months ended October 31, 2018 and is included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company also has certain other derivative instruments, with a notional amount totaling approximately $34,990 and a fair value of $1,330, included in Other current liabilities in the Condensed Consolidated Balance Sheet as of October 31, 2019, which have not been designated as hedges and therefore hedge accounting is not applied. For these derivative instruments, changes in fair value are recognized in earnings. The Company also had certain other derivative instruments, with a notional amount totaling approximately $35,700 and a fair value of $1,226, included in Other current liabilities in the Condensed Consolidated Balance Sheet as of July 31, 2019.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

Three Months Ended
October 31, 2019
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(525)
Interest rate swap agreements	(3,197)
Total gain (loss)	$(3,722)

Three Months Ended
October 31, 2019
Interest
Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$—
Interest rate swap agreements	(495)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	—
Interest rate swap agreements	(75)
Total gain (loss)	$(570)

Other than the deal-contingent foreign currency forward contract discussed above, there were no derivatives in place during the three-month period ended October 31, 2018.

6. Inventories

Major classifications of inventories are as follows:

	October 31, 2019	July 31, 2019
Finished goods – RV	$267,200	$230,483
Finished goods – other	56,847	60,593
Work in process	124,479	126,636
Raw materials	301,469	300,721
Chassis	211,034	155,099
Subtotal	961,029	873,532
Excess of FIFO costs over LIFO costs	(45,544)	(45,544)
Total inventories, net	$915,485	$827,988

Of the $961,029 and $873,532 of inventories at October 31, 2019 and July 31, 2019, $279,708 and $240,983, respectively, were valued on the last-in, first-out (LIFO) basis, and $681,321 and $632,549, respectively, were valued on the first-in, first-out (FIFO) method.

7. Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	October 31, 2019	July 31, 2019
Land	$131,066	$142,475
Buildings and improvements	741,722	742,736
Machinery and equipment	403,183	389,666
Rental vehicles	76,751	87,243
Lease right-of-use assets - operating	32,008	—
Lease right-of-use assets - finance	4,079	—
Total cost	1,388,809	1,362,120
Less accumulated depreciation	(284,045)	(269,649)
Property, plant and equipment, net	$1,104,764	$1,092,471

See Note 16 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	October 31, 2019		July 31, 2019
	Life in Years at		Accumulated		Accumulated
	October 31, 2019	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	18	$750,734	$207,348	$750,641	$191,017
Trademarks	18	268,811	37,824	268,778	34,518
Design technology and other intangibles	9	196,664	24,456	196,616	19,689
Total amortizable intangible assets		$1,216,209	$269,628	$1,216,035	$245,224

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2020	$72,951
For the fiscal year ending July 31, 2021	103,984
For the fiscal year ending July 31, 2022	107,549
For the fiscal year ending July 31, 2023	88,066
For the fiscal year ending July 31, 2024	79,602
For the fiscal year ending July 31, 2025 and thereafter	494,429
$946,581

Changes in the carrying amount of goodwill by reportable segment for the three months ended October 31, 2019 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of July 31, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Fiscal 2020 activity:
Measurement period adjustments	—	—	3,054	—	3,054
Foreign currency translation	—	—	179	—	179
Net balance as of October 31, 2019	$334,822	$—	$983,572	$42,871	$1,361,265

Changes in the carrying amount of goodwill by reportable segment for the three months ended October 31, 2018 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of July 31, 2018	$334,822	$—	$—	$42,871	$377,693
Fiscal 2019 activity:
No activity	—	—	—	—	—
Net balance as of October 31, 2018	$334,822	$—	$—	$42,871	$377,693

9. Equity Investment

As discussed in the Company's Fiscal 2019 Form 10-K, in February 2018, the Company formed a joint venture with Tourism Holdings Limited ("thl") called TH2connect, LLC ("TH2"). In July 2019, TH2 was rebranded as "Togo Group."

The Company’s investment in TH2 is accounted for under the equity method of accounting. The Company’s share of the losses of this investment are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three-month periods ended October 31, 2019 and October 31, 2018 were $2,095 and $1,483, respectively.

In accordance with the operating agreements between the parties, both thl and the Company will fund TH2's future working capital needs proportionately, and each loaned TH2 $1,534 during the three months ended October 31, 2019. The Company had total loans outstanding with TH2 of $3,691 and $2,157 at October 31, 2019 and July 31, 2019, respectively, and those amounts are included in Other assets on the Condensed Consolidated Balance Sheets.

10. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 15% and 24% of the Company's consolidated net sales for the three-month periods ended October 31, 2019 and October 31, 2018, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for 17% of the Company’s consolidated trade accounts receivable at October 31, 2019 and 19% at July 31, 2019. The loss of this dealer could have a material effect on the Company’s business.

11. Fair Value Measurements
The financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2019 and July 31, 2019 are as follows:

	Input Level	October 31, 2019	July 31, 2019
Cash equivalents	Level 1	$90,229	$130,100
Deferred compensation plan assets and liabilities	Level 1	$55,954	$53,828
Foreign currency forward contract liability	Level 2	$729	$—
Interest rate swap liability	Level 2	$16,641	$12,463

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The Company considers cash of 23,000 Euro ($25,654) that is pledged as collateral against certain revolving debt obligations related to its European rental fleet operations to be restricted cash. Additionally, cash of 11,700 Euro ($13,050) is restricted pending collateral modification of certain debt.

Deferred compensation plan assets represent investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Deferred compensation plan asset balances are recorded as a component of Other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regards to the deferred compensation plan as a component of Other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liabilities are reflected in Other income (expense), net and Selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

Foreign currency forward contracts outstanding at October 31, 2019 are used to exchange Pounds Sterling ("GBP") for Euro. The total notional value of these contracts at October 31, 2019 is 40,000 GBP ($51,799), and these contracts have various maturity dates through June 2020.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt. As of October 31, 2019, the outstanding swaps had notional contract values of $798,200, partially hedging the interest rate risk related to the Company's U.S. dollar term loan tranche that matures in February 2026.

The fair value of foreign currency forward contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates. The fair value of interest rate swaps is calculated by discounting the estimated future cash flows based on the applicable observable yield curves.

12. Product Warranties

As discussed in the Company's Fiscal 2019 Form 10-K, the Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended October 31,
	2019	2018
Beginning balance	$289,679	$264,928
Provision	60,209	69,767
Payments	(64,593)	(62,946)
Foreign currency translation	305	—
Ending balance	$285,600	$271,749

13. Long-Term Debt

The components of long-term debt are as follows:

	October 31, 2019	July 31, 2019
Term loan	$1,692,337	$1,832,341
Asset-based credit facility	36,808	—
Unsecured notes	27,885	27,878
Other debt	91,124	94,124
Gross long-term debt	1,848,154	1,954,343
Debt issuance costs, net of amortization	(49,735)	(51,720)
Total long-term debt, net of debt issuance costs	1,798,419	1,902,623
Less: current portion of long-term debt	(18,328)	(17,370)
Total long-term debt, net, less current portion	$1,780,091	$1,885,253

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024. See Note 12 to the Consolidated Financial Statements in our Fiscal 2019 Form 10-K for details regarding the term loan and the asset-based facility.

As of October 31, 2019, the entire outstanding U.S. term loan tranche balance of $1,008,502 was subject to a LIBOR-based rate totaling 5.8125%, but the interest rate on $798,200 of that balance was fixed at 6.2160% through an interest rate swap by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. As of July 31, 2019, the entire outstanding U.S. term loan tranche balance of $1,146,968 was subject to a LIBOR-base rate of 6.1875%, but the interest rate on $849,550 of that balance was fixed at 6.2160% through an interest rate swap by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. The total interest rate on both the October 31, 2019 and July 31, 2019 outstanding Euro term loan tranche balance of $683,835 and $685,373, respectively, was 4.00%. In addition, the Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three months ended October 31, 2019.

As of October 31, 2019, the total interest rate on the outstanding ABL borrowings of $36,808 was 1.25%. The ABL also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on October 31, 2019 eligible accounts receivable and inventory balances, totaled approximately $668,000.

The unsecured notes of 25,000 Euro ($27,885) relate to long-term debt assumed at the closing of the acquisition of EHG. There are two series, 20,000 Euro ($22,308) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,577) with an interest rate of 2.534% maturing February 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% - 3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2020	$14,252
For the fiscal year ending July 31, 2021	19,528
For the fiscal year ending July 31, 2022	18,245
For the fiscal year ending July 31, 2023	18,363
For the fiscal year ending July 31, 2024	55,252
For the fiscal year ending July 31, 2025 and thereafter	1,722,514
$1,848,154

For the three-month period ended October 31, 2019, interest expense on the term loan, ABL and other debt facilities was $24,349. The Company incurred fees to secure the term loan and ABL and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $2,685 for the three-month period ended October 31, 2019. The unamortized balance of the ABL facility fees was $11,909 at October 31, 2019 and $12,609 as of July 31, 2019, and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

For the three-month period ended October 31, 2018, interest expense on bank debt was $729, and included $393 of amortized debt costs on the Company's previous asset-based credit agreement.

The carrying value of the Company’s long-term debt, excluding debt issuance costs, approximates fair value at October 31, 2019 as the balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of the Company's debt is largely estimated using Level 2 inputs as defined by ASC 820.

14. Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2019 was 24.5%. The rate was favorably impacted by certain foreign rate differences which include certain interest income not subject to corporate income tax. This benefit was partially offset by additional income tax expense resulting from the vesting of share-based compensation awards during the three months ended October 31, 2019. The overall effective income tax rate for the three months ended October 31, 2018 was 55.7%. Included in this rate was the non-deductible foreign currency forward contract loss of $42,555 as discussed in Note 5 to the Condensed Consolidated Financial Statements. Under federal income tax law, the loss recognized for financial statement purposes was not deductible for federal income tax purposes.

Within the next 12 months, the Company anticipates a decrease of approximately $3,800 in unrecognized tax benefits, and $850 in accrued interest related to unrecognized tax benefits recorded as of October 31, 2019, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years 2016 through 2018 remain open and could be subject to examination. In major state and major foreign jurisdictions, fiscal years 2016 through 2018 generally remain open and could be subject to examination. The Company is currently under exam by certain U.S. state tax authorities for the fiscal years ended July 31, 2015 through 2017. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

15. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $2,848,310 and $2,961,019 as of October 31, 2019 and July 31, 2019. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $8,888 and $9,575 as of October 31, 2019 and July 31, 2019, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three-month periods ended October 31, 2019 and October 31, 2018 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is also involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws,” warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. Based on current conditions, and in management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

16. Leases

On August 1, 2019, the Company adopted new accounting guidance under Accounting Standards Codification Topic 842 ("ASC 842") Leases. ASC 842 established new criteria for recognizing right-of-use assets and lease liabilities for operating lease arrangements. The Company elected to adopt this guidance utilizing the optional transition method that allowed the Company to implement this new guidance prospectively, and to only include the disclosures required under ASC 842 for the periods subsequent to adoption.

The Company has operating leases principally for land, buildings and equipment and also leases certain real estate under various finance leases expiring between calendar 2019 and 2028. Leases with an initial term of 12 months or fewer and which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

Certain of the Company's leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs. Lease costs are recorded in Cost of products sold, Selling, general, and administrative expenses and Interest expense in the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the three-month period ended October 31, 2019 were as follows:

Three Months Ended
October 31, 2019
Operating lease cost	$3,031
Finance lease cost
Amortization of right-of-use assets	136
Interest on lease liabilities	137
Total lease cost	$3,304

Other information related to leases was as follows:

Three Months Ended
Supplemental Cash Flows Information	October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,005
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$278

Supplemental Balance Sheet Information	October 31, 2019
Operating leases:
Operating lease right-of-use assets	$32,008
Other current liabilities	4,307
Other long-term liabilities	27,825
Total operating lease liabilities	$32,132

Finance leases:
Finance lease right-of-use assets	$4,079
Other current liabilities	449
Other long-term liabilities	5,134
Total finance lease liabilities	$5,583

October 31, 2019
Weighted-average remaining lease term
Operating leases	14.5 years
Finance leases	7.6 years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	9.7%

Future minimum rental payments required under operating and finance leases as of October 31, 2019 were as follows:

	Operating Leases	Financing Leases
For the remainder of the fiscal year ending July 31, 2020	$7,127	$729
For the fiscal year ending July 31, 2021	7,370	991
For the fiscal year ending July 31, 2022	5,912	1,013
For the fiscal year ending July 31, 2023	4,144	1,036
For the fiscal year ending July 31, 2024	3,526	1,059
For the fiscal year ending July 31, 2025 and thereafter	20,845	3,092
Total future lease payments	$48,924	$7,920
Less: amount representing interest	(16,792)	(2,337)
Total reported lease liability	$32,132	$5,583

Future minimum rental payments required under operating and finance leases as of July 31, 2019 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2020	$8,785	$974
For the fiscal year ending July 31, 2021	6,809	993
For the fiscal year ending July 31, 2022	5,437	1,015
For the fiscal year ending July 31, 2023	3,980	1,037
For the fiscal year ending July 31, 2024	3,424	1,061
For the fiscal year ending July 31, 2025 and thereafter	20,745	3,037
Total future lease payments	$49,180	8,117
Less: amount representing interest		(2,427)
Total lease liability		5,690
Less: current portion		(444)
Long-term finance lease obligations		$5,246

17. Stockholders’ Equity

Stock-Based Compensation

Under the Company’s restricted stock unit (“RSU”) program, RSU awards have been approved each October related to the financial performance of the most recently completed fiscal year since October 2012. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board of Directors (“Board”) has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

In September 2019, the Board approved changes to the equity compensation program for certain members of the Company’s executive management. Under the revised program, a portion of their equity compensation will be determined based on performance related to targets set for both the Company’s return on invested capital and free cash flow during a multi-year measurement period (North American operations only and a two-year measurement period for fiscal year 2020 grants). These performance stock unit (“PSU”) awards are based on a sliding scale of actual performance against relevant goals within a range of fifty percent (50%) to one hundred fifty percent (150%) of the target compensation. Performance below the fifty percent (50%) threshold will result in no earned shares, while performance above the one hundred fifty percent (150%) level would result in an award of shares equal in value to two times the amount of target compensation. In deriving the number of shares earned, if any, both performance metrics will be weighted equally. Following the measurement period, in accordance with actual achievement and certification of performance metrics, fully vested shares of common stock will be issued to the award recipients. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and will be expensed over the applicable measurement period based on the extent to which the performance metrics are probable of achievement.

Total stock-based compensation expense recognized in the three-month periods ended October 31, 2019 and October 31, 2018 for these RSU and PSU awards totaled $5,013 and $4,530, respectively.

Share Repurchase Program

The Company's Board of Directors has authorized Company management to utilize up to $250,000 to purchase shares of the Company's common stock through June 19, 2020. There were no repurchases under this program during the three-month periods ended October 31, 2019 or 2018.

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

	Three Months Ended October 31,
NET SALES:	2019	2018
Recreational vehicles
North American Towables
Travel Trailers and Other	$709,665	$761,484
Fifth Wheels	491,223	517,614
Total North American Towables	1,200,888	1,279,098
North American Motorized
Class A	161,732	227,274
Class C	229,837	184,384
Class B	24,320	19,540
Total North American Motorized	415,889	431,198
Total North America	1,616,777	1,710,296
European
Motorcaravan	281,733	—
Campervan	77,597	—
Caravan	61,032	—
Other RV-related	72,645	—
Total European	493,007	—
Total recreational vehicles	2,109,784	1,710,296
Other, primarily aluminum extruded components	73,566	73,848
Intercompany eliminations	(24,565)	(28,168)
Total	$2,158,785	$1,755,976

19. Accumulated Other Comprehensive Loss

The components of other comprehensive income (loss) ("OCI") and the changes in the Company's accumulated OCI ("AOCI") by component were as follows:

	Three Months Ended
	October 31, 2019
	Foreign Currency	Unrealized
	Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total
Balance at beginning of period	$(47,078)	$(9,472)	$(1,048)	$(57,598)
OCI before reclassifications	993	(5,554)	—	(4,561)
Income taxes associated with OCI before reclassifications	—	1,337	—	1,337
Amounts reclassified from AOCI	—	647	—	647
Income taxes associated with amounts reclassified from AOCI	—	(152)	—	(152)
AOCI, net of tax	(46,085)	(13,194)	(1,048)	(60,327)
Less: OCI attributable to noncontrolling interest	(736)	—	—	(736)
AOCI, net of tax attributable to Thor Industries Inc.	$(45,349)	$(13,194)	$(1,048)	$(59,591)
The Company does not recognize deferred taxes for a majority of the foreign currency translation gains and losses because the Company does not anticipate reversal in the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all dollar amounts are presented in thousands except share and per share data.

Forward Looking Statements

This report includes certain statements that are “forward looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; the impact of tariffs on material or other input costs; the level and magnitude of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recently completed transactions; lower consumer confidence and the level of discretionary consumer spending; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products, services and production facilities; consumer preferences; the ability to efficiently utilize existing production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; increasing costs for freight and transportation; asset impairment charges; equity investment impairment charges; cost structure changes; competition; the impact of potential losses under repurchase or financed receivable agreements; the potential impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars; general economic, market and political conditions in the various countries in which our products are sold; the impact of changing emissions and other regulatory standards in the various jurisdictions in which our products are sold; and changes to our investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of Erwin Hymer Group SE ("EHG") include risks regarding the potential benefits of the acquisition and the anticipated operating synergies, the integration of the business, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and EHG's business. These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2019.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles ("RVs") in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year-to-date period ended September 30, 2019, Thor’s combined U.S. and Canadian market share was approximately 46.9% for travel trailers and fifth wheels combined and approximately 37.4% for motorhomes. In Europe, according to the European Caravan Federation and based on registrations for Europe's OEM-reporting countries, Thor's European market share for the calendar year-to-date period ended September 30, 2019 was approximately 25.8% for motorcaravans and campervans combined and approximately 21.0% for caravans.

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

Recent Events

Erwin Hymer Group Acquisition

On February 1, 2019, the Company acquired Erwin Hymer Group SE ("EHG"). EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe.

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company's common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a seven-year, $2.1 billion term loan, with an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a five-year, $750.0 million asset-based credit facility ("ABL"), each as more fully described in Note 13 to the Condensed Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.
Industry Outlook — North America

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

North American RV independent dealer inventory of Thor products as of October 31, 2019 decreased 22.8% to approximately 101,500 units, compared to approximately 131,500 units as of October 31, 2018. During the remainder of calendar 2019, we expect the North American independent dealer inventory rationalization will continue. Barring a significant macroeconomic impact, we expect to see a flat to modest decline in the North American markets in calendar 2020.

Thor’s North American RV backlog as of October 31, 2019 decreased $21,611, or 1.2%, to $1,737,001 compared to $1,758,612 as of October 31, 2018.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	273,629	333,253	(59,624)	(17.9)
North American Motorized Units	36,309	45,465	(9,156)	(20.1)
Total	309,938	378,718	(68,780)	(18.2)

According to their most recent forecast published in December 2019, RVIA has forecasted that 2019 calendar year shipments of towable and motorized units will decrease to approximately 355,600 and 46,500 units, respectively, for a total of 402,100 units, a decline of 16.9% from 2018 calendar year shipments.

North American Industry Retail Statistics

We believe that retail demand is the key to continued growth in the North American RV industry, and that annual North American RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales as dealer inventory levels are adjusted to generally normalized levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	339,367	365,716	(26,349)	(7.2)
North American Motorized Units	41,575	47,696	(6,121)	(12.8)
Total	380,942	413,412	(32,470)	(7.9)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the nine-month periods ended September 30, 2019 and 2018 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	123,889	168,949	(45,060)	(26.7)
North American Motorized Units	13,907	17,081	(3,174)	(18.6)
Total	137,796	186,030	(48,234)	(25.9)

Company North American Retail Statistics

Retail statistics of the Company's North American RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2019 and 2018 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	155,314	179,233	(23,919)	(13.3)
North American Motorized Units	15,554	19,108	(3,554)	(18.6)
Total	170,868	198,341	(27,473)	(13.9)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces.

Our outlook for future growth in North American retail sales is dependent upon various economic conditions faced by consumers such as the rate of unemployment, the level of consumer confidence, the growth in disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel availability and prices. Assuming continued stability or improvement in consumer confidence, availability of retail and wholesale credit, low interest rates with modest rate increases and the absence of negative economic factors, we expect to see long-term growth in the North American RV industry.

A positive long-term outlook for the North American RV segment is supported by continued demographic diversification. While consumers between the ages of 55 and 74 still account for the majority of RV retail sales, there is strong interest and growing retail momentum with the younger "generation X" and "millennials" segments. Not surprisingly, behavioral attributes confirm these groups as being more active, tech savvy, well researched, open to new ideas, seeking new experiences and very family centric, specifically when it comes to cross-generational family activities like RVing, camping and time spent outdoors.

Since 2014, Kampgrounds of America ("KOA") has measured an increase of more than 7 million new camper households and annual growth in camping frequency and has noted continued interest in the RV lifestyle, especially among the younger segments. Younger consumers are also redefining cultural views on “vacation” and opting instead for 50 to 100 mile getaways within driving distance to home or school. Given the importance younger consumers and millennial households place on family, quality experiences, technology and time, we are well-positioned to provide the innovative product offerings which deliver the lifestyle experiences that complement millennial expectations.

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

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two month lag. Additionally, on a monthly basis the Company receives original equipment manufacturer ("OEM") specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two month lag as well. While most countries provide OEM-specific information, the United Kingdom, which makes up 22.4% and 11.3% of the caravan and motorcaravan (including campervans) European market for the nine months ended September 30, 2019, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

The Company reports its European reportable segment sales based on the following product categories:

Motorcaravan —	similar to the Class A and Class C motorized products in the North American market
Campervan —	similar to the Class B motorized products in the North American market, but also includes urban campers
Caravan —	similar to the travel trailer and other towable units in the North American market. Fifth wheel units are not sold in the European market due to their generally larger size and weight
Other —	includes sales of used recreational vehicle units, parts and camping accessories, repair services, rental sales and other

We believe our independent dealer inventory levels of EHG products in Europe, while elevated in certain locations, are generally appropriate for seasonal consumer demand in Europe and are progressing towards more normalized levels. The fiscal first quarter is a seasonally slower quarter in Europe due to the European summer holiday season, but consumer demand in Europe for the remainder of the fiscal year typically aligns with the seasonal retail patterns experienced in the North American market. Thor’s European RV backlog as of October 31, 2019 was $1,292,063.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
OEM Reporting Countries (1)	100,141	94,246	6.3	50,296	47,450	6.0
Non-OEM Reporting Countries (1)	15,009	14,409	4.2	16,519	16,954	(2.6)
Total	115,150	108,655	6.0	66,815	64,404	3.7

(1) – Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the "OEM Reporting Countries." The "Non-OEM Reporting Countries" are primarily the United Kingdom and others.

(2) – The ECF reports motorcaravans and campervans together.

Note: Data from the ECF is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various countries (The Non-OEM Reporting Countries either do not report OEM-specific data to EHG or do not have it available for the entire time period covered).

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Motorcaravan and Campervan	25,795	24,590	1,205	4.9
Caravan	10,561	10,150	411	4.0
Total OEM-Reporting Countries	36,356	34,740	1,616	4.7

(1) – Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the "OEM Reporting Countries".

Note: For comparison purposes, the totals reflected above include the pre-acquisition results of EHG for January 2019 (and for the nine months ended September 30, 2018). In addition, data from the ECF is subject to adjustments and is continuously updated, and is often impacted by delays in reporting by various countries.

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

Several social trends support the positive long-term outlook for Europe. First, there is the growing group of “active seniors” (age 55 to 75) who have the time, health and wealth, combined with the desire, to explore countries and cultures. Secondly, there is the new, but growing, group of younger customers (age 35 to 45) who are discovering RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as multi-purpose vehicles to escape urban life and explore outdoor activities and nature.

Our European operations address the European market with a full line-up of leisure vehicles including travel trailers, urban campers, campervans and small-to-large motorhomes. The product offering is not limited to vehicles only, but also includes accessories and services including rental vehicles.

In addition to its product offerings, EHG addresses its consumers through a sophisticated brand management approach based on customer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, EHG intends to expand its customer reach, in particular in new and younger consumer segments.

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

Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

NET SALES:	Three Months Ended October 31, 2019		Three Months Ended October 31, 2018		Change Amount	% Change
Recreational vehicles
North American Towables	$1,200,888		$1,279,098		$(78,210)	(6.1)
North American Motorized	415,889		431,198		(15,309)	(3.6)
Total North America	1,616,777		1,710,296		(93,519)	(5.5)
European	493,007		—		493,007	n/a
Total recreational vehicles	2,109,784		1,710,296		399,488	23.4
Other	73,566		73,848		(282)	(0.4)
Intercompany eliminations	(24,565)		(28,168)		3,603	(12.8)
Total	$2,158,785		$1,755,976		$402,809	22.9

# OF UNITS:
Recreational vehicles
North American Towables	42,865		49,068		(6,203)	(12.6)
North American Motorized	4,490		4,366		124	2.8
Total North America	47,355		53,434		(6,079)	(11.4)
European	11,287		—		11,287	n/a
Total	58,642		53,434		5,208	9.7

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$184,193	15.3	$153,692	12.0	$30,501	19.8
North American Motorized	44,747	10.8	44,230	10.3	517	1.2
Total North America	228,940	14.2	197,922	11.6	31,018	15.7
European	64,611	13.1	—	n/a	64,611	n/a
Total recreational vehicles	293,551	13.9	197,922	11.6	95,629	48.3
Other, net	15,260	20.7	9,334	12.6	5,926	63.5
Total	$308,811	14.3	$207,256	11.8	$101,555	49.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$71,305	5.9	$69,082	5.4	$2,223	3.2
North American Motorized	21,631	5.2	21,252	4.9	379	1.8
Total North America	92,936	5.7	90,334	5.3	2,602	2.9
European	73,786	15.0	—	n/a	73,786	n/a
Total recreational vehicles	166,722	7.9	90,334	5.3	76,388	84.6
Other	2,375	3.2	2,089	2.8	286	13.7
Corporate	19,367	—	10,270	—	9,097	88.6
Total	$188,464	8.7	$102,693	5.8	$85,771	83.5

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended October 31, 2019	% of Segment Net Sales	Three Months Ended October 31, 2018	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$104,322	8.7	$74,550	5.8	$29,772	39.9
North American Motorized	21,775	5.2	21,712	5.0	63	0.3
Total North America	126,097	7.8	96,262	5.6	29,835	31.0
European	(23,024)	(4.7)	—	n/a	(23,024)	n/a
Total recreational vehicles	103,073	4.9	96,262	5.6	6,811	7.1
Other, net	11,751	16.0	5,910	8.0	5,841	98.8
Corporate	(46,190)	—	(70,655)	—	24,465	(34.6)
Total	$68,634	3.2	$31,517	1.8	$37,117	117.8

ORDER BACKLOG:	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018	Change Amount	% Change
Recreational vehicles
North American Towables	$1,067,023	$1,018,384	$48,639	4.8
North American Motorized	669,978	740,228	(70,250)	(9.5)
Total North America	1,737,001	1,758,612	(21,611)	(1.2)
European	1,292,063	—	1,292,063	n/a
Total	$3,029,064	$1,758,612	$1,270,452	72.2

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2019 increased $402,809, or 22.9%, compared to the three months ended October 31, 2018. This increase is attributable to EHG's net sales of $493,007, partially offset by a decrease in net sales from North America recreational vehicles and Other, net of $90,198, or 5.1%, compared to the three months ended October 31, 2018. Consolidated gross profit for the three months ended October 31, 2019 increased $101,555, or 49.0%, compared to the three months ended October 31, 2018. The increase in gross profit included EHG's gross profit for the period of $64,611, in addition to the increase of $36,944, or 17.8%, in total North American and Other, net gross profit compared to the prior-year quarter. Consolidated gross profit was 14.3% of consolidated net sales for the three months ended October 31, 2019 and 11.8% for the three months ended October 31, 2018, with the increase in percentage primarily impacted by the North American recreational vehicles improvement to 14.2% from 11.6% and the addition of EHG's gross profit percentage of 13.1%.

Selling, general and administrative expenses for the three months ended October 31, 2019 increased $85,771, or 83.5%, compared to the three months ended October 31, 2018, with EHG accounting for $73,786 of the $85,771 increase.

Amortization of intangible assets expense for the three months ended October 31, 2019 increased $11,702 compared to the three months ended October 31, 2018, primarily due to incremental amortization expense of $12,682 from EHG, partially offset by lower dealer network amortization as compared to the prior-year period. Income before income taxes for the three months ended October 31, 2019 was $68,634, as compared to $31,517 for the three months ended October 31, 2018, an increase of $37,117, or 117.8%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $9,097 to $19,367 for the three months ended October 31, 2019 compared to $10,270 for the three months ended October 31, 2018, an increase of 88.6%. This increase includes an increase in deferred compensation expense of $3,271, which relates to the equal and offsetting increase in other income related to the deferred compensation plan assets as noted below, and an increase in stock-based compensation of $483. Legal, professional and marketing costs also increased by $2,757, partially due to professional fees related to the integration of EHG operations. Donations also increased $2,045, primarily due to a significant contribution to the National Forest Foundation in August 2019.

Corporate interest and other income and expense was $26,823 of net expense for the three months ended October 31, 2019 compared to $3,296 of net expense for the three months ended October 31, 2018. This increase in net expense of $23,527 is primarily due to an increase in interest expense and fees of $25,579 resulting from the debt facilities related to the EHG acquisition. This increase was partially offset by the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in net income of $976 in the current-year period as compared to net expense of $2,295 in the prior-year period, a net increase in income of $3,271.

Acquisition-related costs were $57,089 for the three months ended October 31, 2018. These Corporate costs included a non-cash foreign currency forward contract loss of $42,555, as the U.S. dollar strengthened against the Euro. The remaining $14,534 related primarily to legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, rating agency fees related to obtaining debt financing and regulatory review costs.

The overall effective income tax rate for the three months ended October 31, 2019 was 24.5% compared with 55.7% for the three months ended October 31, 2018. The primary reason for the decrease in the overall effective income tax rate between the comparable periods was the non-deductible foreign currency forward contract loss of $42,555 that occurred in the three months ended October 31, 2018 as discussed in Note 5 to the Condensed Consolidated Financial Statements. Under federal income tax law, the loss recognized for financial statement purposes was not deductible for federal income tax purposes.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2019 compared to the three months ended October 31, 2018:

	Three Months Ended October 31, 2019	% of Segment Net Sales	Three Months Ended October 31, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$709,665	59.1	$761,484	59.5	$(51,819)	(6.8)
Fifth Wheels	491,223	40.9	517,614	40.5	(26,391)	(5.1)
Total North American Towables	$1,200,888	100.0	$1,279,098	100.0	$(78,210)	(6.1)

	Three Months Ended October 31, 2019	% of Segment Shipments	Three Months Ended October 31, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	32,520	75.9	37,497	76.4	(4,977)	(13.3)
Fifth Wheels	10,345	24.1	11,571	23.6	(1,226)	(10.6)
Total North American Towables	42,865	100.0	49,068	100.0	(6,203)	(12.6)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers and Other						6.5
Fifth Wheels						5.5
Total North American Towables						6.5

The decrease in total North American towables net sales of 6.1% compared to the prior-year quarter resulted from a 12.6% decrease in unit shipments partially offset by a 6.5% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended October 31, 2019, combined travel trailer and fifth wheel wholesale unit shipments decreased 8.4% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three-month periods ended September 30, 2019 and 2018, our market share for travel trailers and fifth wheels combined was 46.1% and 51.2%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 6.5% and the fifth wheel product lines of 5.5% were both primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold decreased $108,711 to $1,016,695, or 84.7% of North American towables net sales, for the three months ended October 31, 2019 compared to $1,125,406 or 88.0% of North American towables net sales, for the three months ended October 31, 2018. The changes in material, labor, freight-out and warranty costs comprised $102,773 of the $108,711 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 78.7% for the three months ended October 31, 2019 compared to 81.9% for the three months ended October 31, 2018, primarily as a result of improvements in the material cost, labor and warranty percentages. The improvement in the material cost percentage is primarily due to favorable product mix, selective net price increases and stable material costs since the prior-year period. The warranty cost percentage is lower due to favorable experience trends. Total manufacturing overhead decreased $5,938 with the decrease in sales, and decreased slightly as a percentage of North American towables net sales from 6.1% to 6.0%.

North American towables gross profit increased $30,501 to $184,193, or 15.3% of North American towables net sales, for the three months ended October 31, 2019 compared to $153,692, or 12.0% of North American towables net sales, for the three months ended October 31, 2018. The increase in gross profit and the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $71,305, or 5.9% of North American towables net sales, for the three months ended October 31, 2019 compared to $69,082, or 5.4% of North American towables net sales, for the three months ended October 31, 2018. The primary reason for the $2,223 increase was the increase in North American towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $2,819. The increase in the overall selling, general and administrative expense as a percentage of North American towables net sales is primarily due to the increased compensation noted above combined with the lower sales volume.

North American towables income before income taxes was $104,322, or 8.7% of North American towables net sales, for the three months ended October 31, 2019 compared to $74,550 or 5.8% of North American towables net sales, for the three months ended October 31, 2018. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage, partially offset by the increase in the selling, general and administrative percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2019 compared to the three months ended October 31, 2018:

	Three Months Ended October 31, 2019	% of Segment Net Sales	Three Months Ended October 31, 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$161,732	38.9	$227,274	52.7	$(65,542)	(28.8)
Class C	229,837	55.3	184,384	42.8	45,453	24.7
Class B	24,320	5.8	19,540	4.5	4,780	24.5
Total North American Motorized	$415,889	100.0	$431,198	100.0	$(15,309)	(3.6)

	Three Months Ended October 31, 2019	% of Segment Shipments	Three Months Ended October 31, 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,250	27.8	1,672	38.3	(422)	(25.2)
Class C	3,041	67.7	2,557	58.6	484	18.9
Class B	199	4.5	137	3.1	62	45.3
Total North American Motorized	4,490	100.0	4,366	100.0	124	2.8

Impact of Change in Product Mix and Price on Net Sales:						% Change
North American Motorized
Class A						(3.6)
Class C						5.8
Class B						(20.8)
Total North American Motorized						(6.4)

The decrease in total North American motorized net sales of 3.6% compared to the prior-year quarter resulted from a 2.8% increase in unit shipments offset by a 6.4% decrease in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended October 31, 2019, combined motorhome wholesale unit shipments decreased 11.9% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three-month periods ended September 30, 2019 and 2018, our market share for motorhomes was 39.2% and 40.2%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 3.6% was primarily due to a lower concentration of the generally larger and more expensive diesel units versus the more modestly-priced gas units in the current period as compared to the prior-year quarter. The increase in the overall net price per unit within the Class C product line of 5.8% was primarily due to the net impact of product mix changes and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 20.8% is primarily due to product mix as a result of the introduction of new, lower-priced models since the prior-year quarter.

Cost of products sold decreased $15,826 to $371,142, or 89.2% of North American motorized net sales, for the three months ended October 31, 2019 compared to $386,968, or 89.7% of North American motorized net sales, for the three months ended October 31, 2018. The changes in material, labor, freight-out and warranty costs comprised $14,761 of the $15,826 decrease primarily due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 84.8% for the three months ended October 31, 2019 compared to 85.2% for the three months ended October 31, 2018, with the decrease primarily due to lower labor and warranty cost percentages. Total manufacturing overhead decreased $1,065 with the volume decrease, and decreased slightly as a percentage of motorized net sales from 4.5% to 4.4%.

North American motorized gross profit increased $517 to $44,747, or 10.8% of North American motorized net sales, for the three months ended October 31, 2019 compared to $44,230, or 10.3% of North American motorized net sales, for the three months ended October 31, 2018. The increase in gross profit and the increase as a percentage of North American motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were consistent with the prior year and totaled $21,631, or 5.2% of North American motorized net sales, for the three months ended October 31, 2019 compared to $21,252, or 4.9% of North American motorized net sales, for the three months ended October 31, 2018. The increase as a percentage of sales was due to the lower sales volumes.

North American motorized income before income taxes was $21,775, or 5.2% of North American motorized net sales, for the three months ended October 31, 2019 compared to $21,712, or 5.0% of motorized net sales, for the three months ended October 31, 2018. The primary reason for this increase in percentage was the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

The net sales for the three months ended October 31, 2019 are as follows:

	Three Months Ended October 31, 2019	% of Segment Net Sales
NET SALES:
European
Motorcaravan	$281,733	57.1
Campervan	77,597	15.7
Caravan	61,032	12.4
Other	72,645	14.8
Total European	$493,007	100.0

	Three Months Ended October 31, 2019	% of Segment Shipments
# OF UNITS:
European
Motorcaravan	5,510	48.8
Campervan	2,631	23.3
Caravan	3,146	27.9
Total European	11,287	100.0

The European recreational vehicles reportable segment for the three months ended October 31, 2019 includes the results of operations of EHG, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

During the three months ended October 31, 2019, EHG recorded net sales of $493,007, gross profit of $64,611 and a net loss before income taxes of $23,024. The net loss before income taxes includes $27,483 in total depreciation and amortization expense.

Financial Condition and Liquidity

As of October 31, 2019, we had $231,778 in cash and cash equivalents, of which $131,007 is held in the U.S. and the equivalent of $100,771, predominantly in Euros, was held in Europe, compared to $425,615 on July 31, 2019, of which $223,394 was held in the U.S. and the equivalent of $202,221, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $193,837 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash used in operations of $51,997 and cash used in financing activities of $114,774 as described below.

Net working capital at October 31, 2019 was $554,098 compared to $589,032 at July 31, 2019. This decrease is primarily attributable to the decrease in cash and cash equivalents noted above, partially offset by seasonal increases in trade accounts receivable and inventory. Capital expenditures of $31,220 for the three months ended October 31, 2019 were made primarily for land and production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from operations, along with funds available under the revolving asset-based credit facility will be sufficient to fund expected future operational requirements for the foreseeable future.

Our main short-term priorities for the use of current and future available cash generated from operations are reducing indebtedness and paying regular dividends. Our long-term priorities also include funding our growth both organically and, over time, through acquisition, and maintaining and growing our regular dividends over time. We will also consider strategic and opportunistic repurchases of shares under the share repurchase program, as discussed in Note 17 to the Condensed Consolidated Financial Statements, and special dividends or other strategic share repurchases, as determined by the Company’s Board.

In regard to reducing indebtedness, subsequent to October 31, 2019, we made additional principal payments totaling $13,500 on the U.S. term loan. On November 21, 2019, we also paid 18,000 Euro ($19,964 using the applicable exchange rate from that day) on the asset-based credit facility. The term loan and asset-based credit facility are discussed in more detail in Note 13 to the Condensed Consolidated Financial Statements. As of December 6, 2019, our related outstanding balances on these debt instruments, using the approximate applicable exchange rate for that day for the asset-based credit facility, were as follows:

	December 6, 2019	October 31, 2019
Term loan – U.S.	$995,002	$1,008,502
Asset-based credit facility	$16,650	$36,808

In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2020 for the Company ranging from approximately $100,000 to $115,000, primarily for the completion of the new Airstream towables facility, other building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash used in operating activities for the three months ended October 31, 2019 was $51,997 as compared to net cash used in operating activities of $15,834 for the three months ended October 31, 2018.

For the three months ended October 31, 2019, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $112,687 of operating cash. The change in net working capital used $164,684 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory and a reduction in accrued liabilities.

For the three months ended October 31, 2018, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, forward currency forward contract loss, deferred income tax benefit and stock-based compensation) provided $83,708 of operating cash. The changes in working capital used $99,542 of operating cash during that period, due to a seasonal increase in accounts receivable and an inventory increase in conjunction with the increases in production facilities and lines. Income tax payments also exceeded the income tax provision during the period, and accounts payable decreased due to the timing of payments for inventory.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2019 was $13,803, primarily due to capital expenditures of $31,220, partially offset by proceeds from the dispositions of property, plant and equipment of $18,951.

Net cash used in investing activities for the three months ended October 31, 2018 was $34,392, primarily due to capital expenditures of $34,453.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2019 was $114,774, consisting primarily of $148,759 in debt payments, partially offset by $41,569 in borrowings on the revolving credit facilities. During the first quarter of fiscal 2020, the Company's Board approved and declared the payment of a regular dividend of $0.40 per share for the first quarter of fiscal 2020, but this dividend, totaling $22,080, was not paid until the second quarter of fiscal 2020.

Net cash used in financing activities for the three months ended October 31, 2018 was $102. During the first quarter of fiscal 2019, the Company's Board approved and declared the payment of a regular dividend of $0.39 per share for the first quarter of fiscal 2019, but this dividend, totaling $20,595, was not paid until the second quarter of fiscal 2019.

The Company increased its previous regular quarterly dividend of $0.39 per share to $0.40 per share in October 2019. In October 2018, the Company increased its previous regular quarterly dividend of $0.37 per share to $0.39 per share.

Accounting Standards

Reference is made to Note 1 of our Condensed Consolidated Financial Statements contained in this report for a summary of recently issued accounting standards applicable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company enters into various hedging transactions to mitigate certain of these risks in accordance with guidelines established by the Company's management. The Company does not use financial instruments for trading or speculative purposes.

CURRENCY EXCHANGE RISK – The Company's principal currency exposures mainly relate to the Euro and British Pound Sterling. The Company uses foreign currency forward contracts to manage certain foreign exchange rate exposure related to anticipated sales transactions in Pounds Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction.

The Company also holds $839,596 of debt denominated in Euros at October 31, 2019. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our October 31, 2019 debt balance by approximately $83,960.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of October 31, 2019, the Company has $798,200 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at October 31, 2019, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 19.5% of our weighted-average interest rate at October 31, 2019) would result in an estimated $7,066 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended October 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Chief Executive Officer’s Rule 13a-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended October 31, 2019 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	December 9, 2019	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	December 9, 2019	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer