Form 10-Q
period 2020-01-31
THOR INDUSTRIES INC
filed 2020-03-09
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2020.
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
Yes ☐ No ☑
As of February 28, 2020, 55,198,756 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$242,134	$425,615
Restricted cash	3,537	25,647
Accounts receivable, trade, net	581,809	478,531
Factored accounts receivable	190,111	173,405
Accounts receivable, other, net	80,507	64,291
Inventories, net	926,914	827,988
Prepaid income taxes, expenses and other	31,811	41,880
Assets held for sale	10,680	—
Total current assets	2,067,503	2,037,357
Property, plant and equipment, net	1,089,156	1,092,471
Other assets:
Goodwill	1,353,120	1,358,032
Amortizable intangible assets, net	913,611	970,811
Deferred income tax assets, net	68,827	73,176
Equity investment in joint ventures	41,434	46,181
Other	94,826	82,418
Total other assets	2,471,818	2,530,618
TOTAL ASSETS	$5,628,477	$5,660,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$614,464	$551,831
Current portion of long-term debt	18,159	17,370
Short-term financial obligations	53,549	44,094
Accrued liabilities:
Compensation and related items	110,174	135,560
Product warranties	282,065	289,679
Income and other taxes	57,280	61,483
Promotions and rebates	89,347	95,052
Product, property and related liabilities	16,927	17,595
Liabilities related to factored receivables	190,111	173,405
Other	62,857	62,256
Total current liabilities	1,494,933	1,448,325
Long-term debt	1,746,607	1,885,253
Deferred income tax liabilities, net	133,994	135,703
Unrecognized tax benefits	12,927	10,799
Other liabilities	117,682	85,138
Total long-term liabilities	2,011,210	2,116,893
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 65,396,531 and 65,189,907 shares, respectively	6,540	6,519
Additional paid-in capital	427,373	416,382
Retained earnings	2,102,253	2,066,674
Accumulated other comprehensive loss, net of tax	(71,415)	(57,004)
Less treasury shares of 10,197,775 and 10,126,434, respectively, at cost	(351,909)	(348,146)
Stockholders' equity attributable to Thor Industries, Inc.	2,112,842	2,084,425
Non-controlling interests	9,492	10,803
Total stockholders’ equity	2,122,334	2,095,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,628,477	$5,660,446
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net sales	$2,003,133	$1,290,576	$4,161,918	$3,046,552
Cost of products sold	1,746,727	1,148,980	3,596,701	2,697,700
Gross profit	256,406	141,596	565,217	348,852
Selling, general and administrative expenses	162,357	85,069	350,821	187,762
Amortization of intangible assets	24,273	12,526	48,566	25,117
Impairment charges	10,057	—	10,057	—
Acquisition-related costs	—	42,059	—	99,148
Interest income	974	1,675	1,949	2,897
Interest expense	27,234	859	55,259	1,735
Other income (expense), net	1,404	(885)	1,034	(4,597)
Income before income taxes	34,863	1,873	103,497	33,390
Income taxes	7,837	7,290	24,626	24,854
Net income (loss)	27,026	(5,417)	78,871	8,536
Less: Net loss attributable to non-controlling interest	(1,647)	—	(867)	—
Net income (loss) attributable to Thor Industries, Inc.	$28,673	$(5,417)	$79,738	$8,536

Weighted-average common shares outstanding:
Basic	55,198,756	52,806,981	55,146,915	52,766,739
Diluted	55,396,116	52,867,687	55,310,385	52,883,645

Earnings (loss) per common share:
Basic	$0.52	$(0.10)	$1.45	$0.16
Diluted	$0.52	$(0.10)	$1.44	$0.16

Comprehensive income:
Net income (loss)	$27,026	$(5,417)	$78,871	$8,536
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(11,902)	—	(10,909)	—
Unrealized loss on derivatives, net of tax	(224)	—	(3,946)	—
Total other comprehensive loss, net of tax	(12,126)	—	(14,855)	—
Total Comprehensive income (loss)	14,900	(5,417)	64,016	8,536
Less: Comprehensive loss attributable to non-controlling interest	(1,949)	—	(1,311)	—
Comprehensive income (loss) attributable to Thor Industries, Inc.	$16,849	$(5,417)	$65,327	$8,536

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2020 AND 2019 (UNAUDITED)

	Six Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net income	$78,871	$8,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,586	21,463
Amortization of intangibles	48,566	25,117
Amortization of debt issuance costs	5,371	785
Impairment charges	10,057	—
Foreign currency forward contract loss	—	73,707
Deferred income tax provision (benefit)	1,661	(84)
(Gain) loss on disposition of property, plant and equipment	1,241	(29)
Stock-based compensation expense	10,075	9,486
Changes in assets and liabilities:
Accounts receivable	(121,725)	142,453
Inventories	(109,999)	(23,933)
Prepaid income taxes, expenses and other	5,280	(31,693)
Accounts payable	67,036	(62,208)
Accrued liabilities	(47,216)	(30,213)
Long-term liabilities and other	5,494	1,243
Net cash provided by operating activities	5,298	134,630
Cash flows from investing activities:
Purchases of property, plant and equipment	(52,858)	(54,802)
Proceeds from dispositions of property, plant and equipment	20,350	66
Equity investment in joint venture	—	(3,500)
Other	(4,527)	—
Net cash used in investing activities	(37,035)	(58,236)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	75,007	—
Principal payments on term-loan credit facilities	(155,388)	—
Principal payments on revolving asset-based credit facilities	(47,609)	—
Principal payments on other debt	(7,058)	—
Regular cash dividends paid	(44,159)	(41,189)
Principal payments on finance lease obligations	(214)	(203)
Payments related to vesting of stock-based awards	(3,763)	(4,418)
Short-term financial obligations and other, net	9,896	—
Net cash used in financing activities	(173,288)	(45,810)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(566)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(205,591)	30,584
Cash and cash equivalents and restricted cash, beginning of period	451,262	275,249
Cash and cash equivalents and restricted cash, end of period	245,671	305,833
Less: restricted cash	3,537	—
Cash and cash equivalents, end of period	$242,134	$305,833
Supplemental cash flow information:
Income taxes paid	$46,653	$57,728
Interest paid	$53,546	$1,055
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$2,631	$490

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended January 31, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at November 1, 2019	65,396,531	$6,540	$422,831	$2,095,659	$(59,591)	10,197,775	$(351,909)	$2,113,530	$11,441	$2,124,971
Net income (loss)	—	—	—	28,673	—	—	—	28,673	(1,647)	27,026
Restricted stock unit activity	—	—	(520)	—	—	—	—	(520)	—	(520)
Cash dividends $.40 per common share	—	—	—	(22,079)	—	—	—	(22,079)	—	(22,079)
Stock compensation expense	—	—	5,062	—	—	—	—	5,062	—	5,062
Other comprehensive loss	—	—	—	—	(11,824)	—	—	(11,824)	(302)	(12,126)
Balance at January 31, 2020	65,396,531	$6,540	$427,373	$2,102,253	$(71,415)	10,197,775	$(351,909)	$2,112,842	$9,492	$2,122,334

	Six Months Ended January 31, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at August 1, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income (loss)	—	—	—	79,738	—	—	—	79,738	(867)	78,871
Restricted stock unit activity	206,624	21	916	—	—	71,341	(3,763)	(2,826)	—	(2,826)
Cash dividends $.80 per common share	—	—	—	(44,159)	—	—	—	(44,159)	—	(44,159)
Stock compensation expense	—	—	10,075	—	—	—	—	10,075	—	10,075
Other comprehensive loss	—	—	—	—	(14,411)	—	—	(14,411)	(444)	(14,855)
Balance at January 31, 2020	65,396,531	$6,540	$427,373	$2,102,253	$(71,415)	10,197,775	$(351,909)	$2,112,842	$9,492	$2,122,334

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended January 31, 2019
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at November 1, 2018	62,933,415	$6,293	$259,303	$2,010,896	$—	10,126,434	$(348,146)	$1,928,346	$—	$1,928,346
Net (loss)	—	—	—	(5,417)	—	—	—	(5,417)	—	(5,417)
Restricted stock unit activity	—	—	(360)	—	—	—	—	(360)	—	(360)
Cash dividends $.39 per common share	—	—	—	(20,594)	—	—	—	(20,594)	—	(20,594)
Stock compensation expense	—	—	4,956	—	—	—	—	4,956	—	4,956
Cumulative effect of adoption of ASU no. 2014-09, net of tax	—	—	—	—	—	—	—	—	—	—
Balance at January 31, 2019	62,933,415	$6,293	$263,899	$1,984,885	$—	10,126,434	$(348,146)	$1,906,931	$—	$1,906,931

	Six Months Ended January 31, 2019
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at August 1, 2018	62,765,824	$6,277	$252,204	$2,022,988	$—	10,070,459	$(343,728)	$1,937,741	$—	$1,937,741
Net income	—	—	—	8,536	—	—	—	8,536	—	8,536
Restricted stock unit activity	167,591	16	2,209	—	—	55,975	(4,418)	(2,193)	—	(2,193)
Cash dividends $.78 per common share	—	—	—	(41,189)	—	—	—	(41,189)	—	(41,189)
Stock compensation expense	—	—	9,486	—	—	—	—	9,486	—	9,486
Cumulative effect of adoption of ASU no. 2014-09, net of tax	—	—	—	(5,450)	—	—		(5,450)	—	(5,450)
Balance at January 31, 2019	62,933,415	$6,293	$263,899	$1,984,885	$—	10,126,434	$(348,146)	$1,906,931	$—	$1,906,931

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

The July 31, 2019 amounts are derived from the annual audited financial statements of Thor. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Due to seasonality within the recreational vehicle industry, among other factors, annualizing the results of operations for the six months ended January 31, 2020 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and has subsequently issued ASU's 2018-10, "Codification Improvements (Topic 842)," and 2018-11, "Targeted Improvements (Topic 842)" (collectively the "New Leasing Standard"), which provide guidance on the recognition, measurement, presentation, and disclosure of leases. The New Leasing Standard requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from prior guidance is that the lease assets and lease liabilities arising from operating leases are now recognized on the Condensed Consolidated Balance Sheet. The New Leasing Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the New Leasing Standard on August 1, 2019. The Company elected the optional transition method as well as the available package of practical expedients. As a result, the Company recognized right-of-use assets and the associated lease obligations, both totaling approximately $33 million, on the Condensed Consolidated Balance Sheet as of August 1, 2019. Historical periods were not restated. The adoption did not have a material impact to the Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 for further disclosures about the Company's leases.

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

2. Acquisition – Erwin Hymer Group

On February 1, 2019, the Company acquired Erwin Hymer Group SE ("EHG"). EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. EHG is managed as a stand-alone operating entity and is included in the European recreational vehicle segment.

In the six months ended January 31, 2020, the Company made measurement period adjustments primarily related to the estimated fair value of certain fixed assets and deferred tax assets to better reflect the facts and circumstances that existed at the acquisition date. These adjustments resulted in a decrease in fixed assets, decreases in deferred tax assets and deferred tax liabilities, and a net increase of goodwill of $5,087. The impact to our Condensed Consolidated Statement of Income and Comprehensive Income as a result of these measurement period adjustments was immaterial.

The following table summarizes the estimated fair values of the EHG assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing internal and third-party valuations of certain fixed assets and certain liabilities, therefore, the provisional estimates of fixed assets, goodwill, deferred income tax liabilities, income taxes payable and certain accrued liabilities are subject to change. The Company expects to finalize these values in the Company's fiscal quarter ending April 30, 2020.

Cash	$97,887
Inventory	593,053
Other assets	426,096
Property, plant and equipment - rental vehicles	80,132
Property, plant and equipment	444,772
Amortizable intangible assets:
Dealer network	355,601
Trademarks	126,181
Technology assets	183,536
Backlog	11,471
Goodwill	1,013,559
Guarantee liabilities related to former EHG North American subsidiaries	(115,668)
Other current liabilities	(850,623)
Debt – Unsecured notes	(114,710)
Debt – Other	(166,196)
Deferred income tax liabilities	(155,047)
Other long-term liabilities	(17,205)
Non-controlling interests	(12,207)
Total fair value of net assets acquired	1,900,632
Less: cash acquired	(97,887)
Total fair value of net assets acquired, less cash acquired	$1,802,745

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 17 years. The dealer network was valued based on the Discounted Cash Flow method and is amortized on an accelerated basis over 20 years. The trademarks and technology assets were valued on the Relief of Royalty method and are amortized on a straight-line basis over 20 years and 10 years, respectively. The backlog was valued based on the Discounted Cash Flow method and was amortized on a straight-line basis over a five-month period. We have recognized $1,013,559 of goodwill as a result of this transaction, of which approximately $242,000 will be deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2019 acquisition of EHG had occurred at the beginning of fiscal 2018. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended January 31,	Six Months Ended January 31,
	2019	2019
Net sales	$1,932,693	$4,259,961
Net (loss)	$(27,195)	$(4,734)
Basic (loss) per common share	$(0.49)	$(0.08)
Diluted (loss) per common share	$(0.49)	$(0.08)

The supplemental pro forma earnings for the three and six-month periods ended January 31, 2019 were adjusted to exclude $42,059 and $99,148 of acquisition-related costs, respectively, as discussed below.

Costs incurred during the three and six months ended January 31, 2019 related specifically to this acquisition totaling $42,059 and $99,148, respectively, are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income. These costs included changes in the fair value of the foreign currency forward contract for the three and six-month periods ended January 31, 2019 of $31,152 and $73,707, respectively, discussed in Note 5 below, and $10,907 and $25,441, respectively, of other expenses, consisting primarily of legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, rating agency fees related to obtaining financing commitments and regulatory review costs.

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$983,907	$881,564	$2,184,795	$2,160,662
North American Motorized	343,680	371,495	759,569	802,693
Total North America	1,327,587	1,253,059	2,944,364	2,963,355
European	637,115	—	1,130,122	—
Total recreational vehicles	1,964,702	1,253,059	4,074,486	2,963,355
Other	57,745	55,114	131,311	128,962
Intercompany eliminations	(19,314)	(17,597)	(43,879)	(45,765)
Total	$2,003,133	$1,290,576	$4,161,918	$3,046,552

	Three Months Ended January 31,		Six Months Ended January 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$53,426	$34,060	$157,748	$108,610
North American Motorized	14,916	17,205	36,691	38,917
Total North America	68,342	51,265	194,439	147,527
European	4,690	—	(18,334)	—
Total recreational vehicles	73,032	51,265	176,105	147,527
Other, net	8,609	5,950	20,360	11,860
Corporate	(46,778)	(55,342)	(92,968)	(125,997)
Total	$34,863	$1,873	$103,497	$33,390

TOTAL ASSETS:	January 31, 2020	July 31, 2019
Recreational vehicles
North American Towables	$1,565,409	$1,516,519
North American Motorized	478,140	446,626
Total North America	2,043,549	1,963,145
European	3,106,854	3,077,804
Total recreational vehicles	5,150,403	5,040,949
Other, net	162,326	163,897
Corporate	315,748	455,600
Total	$5,628,477	$5,660,446

	Three Months Ended January 31,		Six Months Ended January 31,
DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$16,431	$16,971	$32,702	$33,602
North American Motorized	3,514	3,443	7,008	6,879
Total North America	19,945	20,414	39,710	40,481
European	26,020	—	53,503	—
Total recreational vehicles	45,965	20,414	93,213	40,481
Other	2,523	2,693	5,034	5,267
Corporate	457	415	905	832
Total	$48,945	$23,522	$99,152	$46,580

	Three Months Ended January 31,		Six Months Ended January 31,
CAPITAL ACQUISITIONS:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$7,421	$14,255	$18,696	$36,497
North American Motorized	5,860	2,809	8,428	10,228
Total North America	13,281	17,064	27,124	46,725
European	7,150	—	22,177	—
Total recreational vehicles	20,431	17,064	49,301	46,725
Other	273	287	928	2,731
Corporate	430	425	928	461
Total	$21,134	$17,776	$51,157	$49,917

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Weighted-average shares outstanding for basic earnings per share	55,198,756	52,806,981	55,146,915	52,766,739
Unvested restricted stock units	197,360	60,706	163,470	116,906
Weighted-average shares outstanding assuming dilution	55,396,116	52,867,687	55,310,385	52,883,645

For the three months ended January 31, 2020 and 2019, the Company had 160,091 and 317,234 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the six months ended January 31, 2020 and 2019, the Company had 213,395 and 234,756 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive.

5. Derivatives and Hedging

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

	January 31, 2020		July 31, 2019
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$32,824	$1,421	$—	$—
Interest rate swap agreements	756,600	16,294	849,550	12,463
Total derivative financial instruments	$789,424	$17,715	$849,550	$12,463

Foreign currency forward contracts accounted for as cash flow hedges and outstanding at January 31, 2020 mature over the next five months.

The Company did not have any designated hedge instruments prior to February 1, 2019.

Net Investment Hedges

The foreign currency transaction gains on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains for the three and six-month periods ended January 31, 2020, net of tax, were $3,802 and $2,843, respectively.

There were no amounts reclassified out of accumulated other comprehensive income ("AOCI") pertaining to the net investment hedge during the three and six-month periods ended January 31, 2020.

Derivatives Not Designated as Hedging Instruments

The Company entered into a deal-contingent, foreign currency forward contract on the September 18, 2018 related to its acquisition of EHG. Hedge accounting was not applied to this instrument, and therefore all changes in fair value were recorded in earnings.

This contract was settled in connection with the close of the EHG acquisition on February 1, 2019 in the amount of $70,777, resulting in a loss of the same amount. Of this $70,777 total loss, $31,152 and $73,707 in losses were recognized in the three and six-month periods ended January 31, 2019, respectively, and are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company also has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $34,093 and a fair value of $1,446 which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of January 31, 2020. These other derivative instruments had a notional amount totaling approximately $35,700 and a fair value of $1,226, as of July 31, 2019.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended	Six Months Ended
	January 31, 2020	January 31, 2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(490)	$(1,015)
Interest rate swap agreements	266	(2,931)
Total gain (loss)	$(224)	$(3,946)

	Three Months Ended		Six Months Ended
	January 31, 2020		January 31, 2020
		Interest		Interest
	Sales	Expense	Sales	Expense
(Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(434)	$—	$(434)	$—
Interest rate swap agreements	—	(1,019)	—	(1,514)
(Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	(93)	—	(168)
Total (loss)	$(434)	$(1,112)	$(434)	$(1,682)

Other than the deal-contingent foreign currency forward contract discussed above, there were no derivatives in place during the three and six-month periods ended January 31, 2019.

6. Inventories

Major classifications of inventories are as follows:

	January 31, 2020	July 31, 2019
Finished goods – RV	$268,191	$230,483
Finished goods – other	65,348	60,593
Work in process	127,910	126,636
Raw materials	290,170	300,721
Chassis	221,339	155,099
Subtotal	972,958	873,532
Excess of FIFO costs over LIFO costs	(46,044)	(45,544)
Total inventories, net	$926,914	$827,988

Of the $972,958 and $873,532 of inventories at January 31, 2020 and July 31, 2019, $278,519 and $240,983, respectively, were valued on the last-in, first-out (LIFO) basis, and $694,439 and $632,549, respectively, were valued on the first-in, first-out (FIFO) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	January 31, 2020	July 31, 2019
Land	$131,317	$142,475
Buildings and improvements	734,148	742,736
Machinery and equipment	409,616	389,666
Rental vehicles	78,585	87,243
Lease right-of-use assets - operating	31,870	—
Lease right-of-use assets - finance	3,944	—
Total cost	1,389,480	1,362,120
Less accumulated depreciation	(300,324)	(269,649)
Property, plant and equipment, net	$1,089,156	$1,092,471

See Note 16 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	January 31, 2020		July 31, 2019
	Life in Years at		Accumulated		Accumulated
	January 31, 2020	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	18	$740,172	$217,913	$750,641	$191,017
Trademarks	17	265,889	40,511	268,778	34,518
Design technology and other intangibles	9	195,032	29,058	196,616	19,689
Total amortizable intangible assets		$1,201,093	$287,482	$1,216,035	$245,224

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2020	$48,067
For the fiscal year ending July 31, 2021	102,893
For the fiscal year ending July 31, 2022	106,460
For the fiscal year ending July 31, 2023	87,155
For the fiscal year ending July 31, 2024	78,786
For the fiscal year ending July 31, 2025 and thereafter	490,250
$913,611

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Fiscal 2020 activity:
Measurement period adjustments	—	—	5,087	—	5,087
Foreign currency translation	—	—	(8,890)	—	(8,890)
Impairment charge	(1,109)	—	—	—	(1,109)
Net balance as of January 31, 2020	$333,712	$—	$976,536	$42,871	$1,353,120

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2019 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2018	$334,822	$—	$—	$42,871	$377,693
Fiscal 2019 activity:
No activity	—	—	—	—	—
Net balance as of January 31, 2019	$334,822	$—	$—	$42,871	$377,693

9. Equity Investment

In February 2018, the Company formed a joint venture with Tourism Holdings Limited ("thl") called TH2connect, LLC ("TH2"). In July 2019, TH2 was rebranded as "Togo Group."

The Company’s share of the losses of this investment recognized in the three-month periods ended January 31, 2020 and January 31, 2019 were $2,652 and $2,216, respectively. The losses recognized in the six-month periods ended January 31, 2020 and January 31, 2019 were $4,747 and $3,699, respectively.

In accordance with the operating agreements between the parties, both thl and the Company will fund TH2's future working capital needs proportionately, and each loaned TH2 $4,527 during the six months ended January 31, 2020. The Company had total loans outstanding with TH2 of $6,684 and $2,157 at January 31, 2020 and July 31, 2019, respectively, and those amounts are included in Other assets on the Condensed Consolidated Balance Sheets.

10. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 13% and 21% of the Company's consolidated net sales for the three-month periods ended January 31, 2020 and January 31, 2019, and for 14% and 22% of the Company's consolidated net sales for the six-month periods ended January 31, 2020 and January 31, 2019, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for 19% of the Company’s consolidated trade accounts receivable at both January 31, 2020 and July 31, 2019. The loss of this dealer could have a material effect on the Company’s business.

11. Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at January 31, 2020 and July 31, 2019 are as follows:

	Input Level	January 31, 2020	July 31, 2019
Cash equivalents	Level 1	$34,325	$130,100
Deferred compensation plan assets and liabilities	Level 1	$59,370	$53,828
Foreign currency forward contract liability	Level 2	$1,421	$—
Interest rate swap liability	Level 2	$16,294	$12,463

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Foreign currency forward contracts outstanding at January 31, 2020 are used to exchange Pounds Sterling ("GBP") for Euro. The total notional value of these contracts at January 31, 2020 is 25,000 GBP ($32,824), and these contracts have various maturity dates through June 2020.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt. As of January 31, 2020, the outstanding swaps had notional contract values of $756,600, partially hedging the interest rate risk related to the Company's U.S. dollar term loan tranche that matures in February 2026.

12. Product Warranties

The Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Beginning balance	$285,600	$271,749	$289,679	$264,928
Provision	61,463	45,080	121,673	114,847
Payments	(64,148)	(58,960)	(128,742)	(121,906)
Foreign currency translation	(294)	—	11	—
Liabilities held for sale reclassification	(556)	—	(556)	—
Ending balance	$282,065	$257,869	$282,065	$257,869

13. Long-Term Debt

The components of long-term debt are as follows:

	January 31, 2020	July 31, 2019
Term loan	$1,670,877	$1,832,341
Asset-based credit facility	27,630	—
Unsecured notes	27,630	27,878
Other debt	86,246	94,124
Gross long-term debt	1,812,383	1,954,343
Debt issuance costs, net of amortization	(47,617)	(51,720)
Total long-term debt, net of debt issuance costs	1,764,766	1,902,623
Less: current portion of long-term debt	(18,159)	(17,370)
Total long-term debt, net, less current portion	$1,746,607	$1,885,253

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024.

As of January 31, 2020, the entire outstanding U.S. term loan tranche balance of $995,002 was subject to a LIBOR-based rate totaling 5.4375%, but the interest rate on $756,600 of that balance was fixed at 6.2160% through an interest rate swap by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. As of July 31, 2019, the entire outstanding U.S. term loan tranche balance of $1,146,968 was subject to a LIBOR-base rate of 6.1875%, but the interest rate on $849,550 of that balance was fixed at 6.2160% through an interest rate swap by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. The total interest rate on both the January 31, 2020 and July 31, 2019 outstanding Euro term loan tranche balance of $675,875 and $685,373, respectively, was 4.00%. In addition, the Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or six months ended January 31, 2020 or 2019.

As of January 31, 2020, the total interest rate on the outstanding ABL borrowings of $27,630 was 1.25%. The ABL also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on January 31, 2020 eligible accounts receivable and inventory balances, totaled approximately $667,000.

The unsecured notes of 25,000 Euro ($27,630) relate to long-term debt assumed at the closing of the acquisition of EHG. There are two series, 20,000 Euro ($22,104) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,526) with an interest rate of 2.534% maturing February 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% to 3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2020	$8,479
For the fiscal year ending July 31, 2021	19,350
For the fiscal year ending July 31, 2022	18,078
For the fiscal year ending July 31, 2023	18,196
For the fiscal year ending July 31, 2024	45,906
For the fiscal year ending July 31, 2025 and thereafter	1,702,374
$1,812,383

For the three and six-month periods ended January 31, 2020, interest expense on the term loan, ABL and other debt facilities was $23,863 and $48,212, respectively. The Company incurred fees to secure the term loan and ABL and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $2,686 and $5,371 for the three and six-month periods ended January 31, 2020, respectively. The unamortized balance of the ABL facility fees was $11,208 at January 31, 2020 and $12,609 as of July 31, 2019, and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

For the three and six-month periods ended January 31, 2019, interest expense on bank debt was $715 and $1,444, and included $392 and $785 of amortized debt costs on the Company's previous asset-based credit agreement, respectively.

The carrying value of the Company’s long-term debt, excluding debt issuance costs, approximates fair value at January 31, 2020 as the balance is subject to variable market interest rates that the Company believes are market rates for a similarly situated Company. The fair value of the Company's debt is largely estimated using Level 2 inputs as defined by ASC 820.

14. Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2020 was 22.5%, and the effective income tax rate for the six months ended January 31, 2020 was 23.8%. These rates were both favorably impacted by certain foreign rate differences which include certain interest income not subject to corporate income tax. This benefit for the six months ended January 31, 2020 was partially offset by additional income tax expense resulting from the vesting of share-based compensation awards. The overall effective income tax rate for the three months ended January 31, 2019 was 389.1%, and the effective income tax rate for the six months ended January 31, 2019 was 74.4%. Included in these rates were non-deductible foreign currency forward contract losses of $31,152 and $73,707, respectively, as discussed in Note 5 to the Condensed Consolidated Financial Statements. Under federal income tax law, the loss recognized for financial statement purposes was not deductible for federal income tax purposes.

Within the next 12 months, the Company anticipates a decrease of approximately $4,500 in unrecognized tax benefits, and $900 in accrued interest related to unrecognized tax benefits recorded as of January 31, 2020, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

15. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $3,143,088 and $2,961,019 as of January 31, 2020 and July 31, 2019. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $9,466 and $9,575 as of January 31, 2020 and July 31, 2019, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and six-month periods ended January 31, 2020 and January 31, 2019 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has operating leases principally for land, buildings and equipment and has various finance leases for certain land and buildings expiring between calendar 2020 and 2028. Leases with an initial term of 12 months or fewer and which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

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

The components of lease costs for the three and six-month periods ended January 31, 2020 were as follows:

	Three Months Ended	Six Months Ended
	January 31, 2020	January 31, 2020
Operating lease cost	$3,112	$6,143
Finance lease cost
Amortization of right-of-use assets	136	272
Interest on lease liabilities	134	271
Total lease cost	$3,382	$6,686

Other information related to leases was as follows:

Six Months Ended
Supplemental Cash Flows Information	January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,094
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,561

Supplemental Balance Sheet Information	January 31, 2020
Operating leases:
Operating lease right-of-use assets	$31,870

Operating lease liabilities
Other current liabilities	$4,570
Other long-term liabilities	27,446
Total operating lease liabilities	$32,016

Finance leases:
Finance lease right-of-use assets	$3,944

Finance lease liabilities
Other current liabilities	$473
Other long-term liabilities	5,003
Total finance lease liabilities	$5,476

January 31, 2020
Weighted-average remaining lease term
Operating leases	14.2 years
Finance leases	7.3 years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	9.7%

Future minimum rental payments required under operating and finance leases as of January 31, 2020 were as follows:

	Operating Leases	Financing Leases
For the remainder of the fiscal year ending July 31, 2020	$5,176	$487
For the fiscal year ending July 31, 2021	8,113	991
For the fiscal year ending July 31, 2022	6,510	1,013
For the fiscal year ending July 31, 2023	4,583	1,036
For the fiscal year ending July 31, 2024	3,877	1,059
For the fiscal year ending July 31, 2025 and thereafter	20,976	3,093
Total future lease payments	$49,235	$7,679
Less: amount representing interest	(17,219)	(2,203)
Total reported lease liability	$32,016	$5,476

Future minimum rental payments required under operating and finance leases as of July 31, 2019 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2020	$8,785	$974
For the fiscal year ending July 31, 2021	6,809	993
For the fiscal year ending July 31, 2022	5,437	1,015
For the fiscal year ending July 31, 2023	3,980	1,037
For the fiscal year ending July 31, 2024	3,424	1,061
For the fiscal year ending July 31, 2025 and thereafter	20,745	3,037
Total future lease payments	$49,180	8,117
Less: amount representing interest		(2,427)
Total lease liability		5,690
Less: current portion		(444)
Long-term finance lease obligations		$5,246

17. Stockholders’ Equity

Stock-Based Compensation

Under the Company’s restricted stock unit (“RSU”) program, RSU awards are approved, typically in October, related to the financial performance of the most recently completed fiscal year. The awarded RSU's vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board of Directors (“Board”) has awarded RSU's to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

In September 2019, the Board approved changes to the equity compensation program for certain members of the Company’s executive management. Under the revised program, a portion of their equity compensation will be determined based on performance related to targets set for both the Company’s return on invested capital and free cash flow during a multi-year measurement period (North American operations only and a two-year measurement period for fiscal year 2020 grants). These performance stock unit (“PSU”) awards are based on a sliding scale of actual performance against relevant goals within a range of fifty percent (50%) to one hundred fifty percent (150%) of the target compensation. Performance below the fifty percent (50%) threshold will result in no earned shares, while performance above the one hundred fifty percent (150%) level will result in an award of shares equal in value to two times the amount of target compensation. In deriving the number of shares earned, if any, both performance metrics will be weighted equally. Following the measurement period, in accordance with actual achievement and certification of performance metrics, fully vested shares of common stock will be issued to the award recipients. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and will be expensed over the applicable measurement period based on the extent to which achievement of the performance metrics is probable.

Total stock-based compensation expense recognized in the three-month periods ended January 31, 2020 and January 31, 2019 for these RSU and PSU awards totaled $5,062 and $4,956, respectively. Total stock-based compensation expense recognized in the six-month periods ended January 31, 2020 and January 31, 2019 for these RSU and PSU awards totaled $10,075 and $9,486, respectively.

Share Repurchase Program

The Company's Board of Directors has authorized Company management to utilize up to $250,000 to purchase shares of the Company's common stock through June 19, 2020. There were no repurchases under this program during the three and six-month periods ended January 31, 2020 or 2019.

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

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2020	2019	2020	2019
Recreational vehicles
North American Towables
Travel Trailers and Other	$583,121	$535,779	$1,292,786	$1,297,263
Fifth Wheels	400,786	345,785	892,009	863,399
Total North American Towables	983,907	881,564	2,184,795	2,160,662
North American Motorized
Class A	125,474	173,488	287,206	400,762
Class C	186,761	182,502	416,598	366,886
Class B	31,445	15,505	55,765	35,045
Total North American Motorized	343,680	371,495	759,569	802,693
Total North America	1,327,587	1,253,059	2,944,364	2,963,355
European
Motorcaravan	382,422	—	664,155	—
Campervan	97,923	—	175,520	—
Caravan	69,909	—	130,941	—
Other RV-related	86,861	—	159,506	—
Total European	637,115	—	1,130,122	—
Total recreational vehicles	1,964,702	1,253,059	4,074,486	2,963,355
Other, primarily aluminum extruded components	57,745	55,114	131,311	128,962
Intercompany eliminations	(19,314)	(17,597)	(43,879)	(45,765)
Total	$2,003,133	$1,290,576	$4,161,918	$3,046,552

19. Accumulated Other Comprehensive Loss

The components of other comprehensive income (loss) ("OCI") and the changes in the Company's accumulated OCI ("AOCI") by component were as follows:

	Three Months Ended
	January 31, 2020
	Foreign Currency	Unrealized
	Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total
Balance at beginning of period	$(46,085)	$(13,194)	$(1,048)	$(60,327)
OCI before reclassifications	(11,902)	(2,272)	—	(14,174)
Income taxes associated with OCI before reclassifications	—	595	—	595
Amounts reclassified from AOCI	—	1,935	—	1,935
Income taxes associated with amounts reclassified from AOCI	—	(482)	—	(482)
AOCI, net of tax	(57,987)	(13,418)	(1,048)	(72,453)
Less: AOCI attributable to noncontrolling interest	(1,038)	—	—	(1,038)
AOCI, net of tax attributable to Thor Industries Inc.	$(56,949)	$(13,418)	$(1,048)	$(71,415)

	Six Months Ended
	January 31, 2020
	Foreign Currency	Unrealized
	Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total
Balance at beginning of period	$(47,078)	$(9,472)	$(1,048)	$(57,598)
OCI before reclassifications	(10,909)	(7,826)	—	(18,735)
Income taxes associated with OCI before reclassifications	—	1,932	—	1,932
Amounts reclassified from AOCI	—	2,582	—	2,582
Income taxes associated with amounts reclassified from AOCI	—	(634)	—	(634)
AOCI, net of tax	(57,987)	(13,418)	(1,048)	(72,453)
Less: AOCI attributable to noncontrolling interest	(1,038)	—	—	(1,038)
AOCI, net of tax attributable to Thor Industries Inc.	$(56,949)	$(13,418)	$(1,048)	$(71,415)

The Company does not recognize deferred taxes for a majority of the foreign currency translation gains and losses because the Company does not anticipate reversal in the foreseeable future.

20. Impairment Charges

During the three months ended January 31, 2020, the Company determined it was more likely than not that certain assets, including certain trademarks, dealer network and production facilities utilized to manufacture and sell horse trailers with living quarters, would be sold before the end of their previously estimated useful lives and within the next twelve months. The Company also determined it was more likely than not that the assets associated with a production facility (one campus composed of multiple buildings totaling approximately 400,000 square feet) utilized to manufacture certain towable RVs would be sold before the end of the previously estimated useful lives and within the next twelve months. The RV models previously produced at this facility continue to be produced at other, existing Company facilities. Both groups of assets were concluded to have met the criteria to be classified as held for sale as of January 31, 2020.

During the quarter ended January 31, 2020, the Company performed impairment assessments over each group of assets, including the goodwill allocated to the asset groups, using Level 3 inputs defined by ASC 820 for those assets within each group measured at fair value and determined an impairment existed for certain assets within each group. The Company recognized an aggregate non-cash impairment charge of $10,057 related to these assets, including allocated goodwill, in the three months ended January 31, 2020. The amount of this aggregate impairment charge was based, in part, on estimated proceeds from the sales of these asset groups, which may differ from actual proceeds received when the respective sales transactions are finalized, which are expected to occur prior to July 31, 2020. The associated assets and liabilities expected to be sold are presented as held for sale on the January 31, 2020 Condensed Consolidated Balance Sheet.

The major classes of these held-for-sale assets and liabilities, which are part of the North American Towables reportable segment, are as follows:

January 31, 2020
ASSETS
Accounts receivable	$915
Inventory	2,959
Property, plant and equipment	6,772
Other assets	34
Total assets held for sale	$10,680

January 31, 2020
LIABILITIES
Accrued product warranties	$556
Other accrued liabilities	131
Total liabilities held for sale	$687

The total liabilities held for sale of $687 are included in Other current liabilities on the Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all Dollar and Euro amounts are presented in thousands except share and per share data.

Forward-Looking Statements

This report includes certain statements that are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward-looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; component supply disruption related to the coronavirus outbreak; the impact of tariffs on material or other input costs; the level and magnitude of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recently completed transactions; lower consumer confidence and the level of discretionary consumer spending; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products, services and production facilities; consumer preferences; the ability to efficiently utilize existing production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; increasing costs for freight and transportation; asset impairment charges; equity investment impairment charges; cost structure changes; competition; the impact of potential losses under repurchase or financed receivable agreements; the potential impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars; general economic, market and political conditions in the various countries in which our products are sold; the impact of changing emissions and other regulatory standards in the various jurisdictions in which our products are sold; and changes to our investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of Erwin Hymer Group SE ("EHG") include risks regarding the potential benefits of the acquisition and the anticipated operating synergies, the integration of the business, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and EHG's business. These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2019.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles ("RVs") in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2019, Thor’s combined U.S. and Canadian market share was approximately 46.2% for travel trailers and fifth wheels combined and approximately 37.1% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's OEM-reporting countries, EHG's European market share for the calendar year ended December 31, 2019 was approximately 25.8% for motorcaravans and campervans combined and approximately 20.5% for caravans.

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

Industry Outlook — North America

The Company monitors industry conditions in the North American RV market using monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

North American RV independent dealer inventory of Thor products as of January 31, 2020 decreased 16.5% to approximately 115,200 units, compared to approximately 137,900 units as of January 31, 2019. Barring a significant macroeconomic impact, we expect to see a flat to modest decline in the North American retail markets in calendar 2020.

Thor’s North American RV backlog as of January 31, 2020 increased $280,514, or 19.3%, to $1,732,410 compared to $1,451,896 as of January 31, 2019.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	359,441	426,087	(66,646)	(15.6)
North American Motorized Units	46,629	57,585	(10,956)	(19.0)
Total	406,070	483,672	(77,602)	(16.0)

According to their most recent forecast published in February 2020, RVIA has forecasted that 2020 calendar year shipments of towable and motorized units will increase to approximately 366,900 and 43,200 units, respectively, for a total of 410,100 units, an improvement of 1.0% from 2019 calendar year shipments.

North American Industry Retail Statistics

We believe that retail demand is the key to continued growth in the North American RV industry, and that annual North American RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales as dealer inventory levels have largely adjusted to generally normalized levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	405,308	434,843	(29,535)	(6.8)
North American Motorized Units	51,632	58,155	(6,523)	(11.2)
Total	456,940	492,998	(36,058)	(7.3)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the calendar years ended December 31, 2019 and 2018 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	162,083	211,164	(49,081)	(23.2)
North American Motorized Units	17,854	21,290	(3,436)	(16.1)
Total	179,937	232,454	(52,517)	(22.6)

Company North American Retail Statistics

Retail statistics of the Company's North American RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2019 and 2018 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2019	2018	(Decrease)	Change
North American Towable Units	182,917	211,693	(28,776)	(13.6)
North American Motorized Units	19,178	22,861	(3,683)	(16.1)
Total	202,095	234,554	(32,459)	(13.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

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

Since 2014, Kampgrounds of America ("KOA") has measured an increase of more than 7 million new camper households and annual growth in camping frequency and has noted continued interest in the RV lifestyle, especially among the younger segments. Younger consumers are also redefining cultural views on “vacation” and opting instead for 50 to 100 mile getaways within driving distance to home or school. Given the importance younger consumers and millennial households place on family, quality experiences, technology and time, we believe we are well-positioned to provide the innovative product offerings which deliver the lifestyle experiences that complement millennial expectations.

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

Economic or industry-wide factors affecting our RV business include the costs of commodities, the impact of actual or threatened tariffs on commodity costs and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

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

In regard to the supply of other raw materials used in our North American production processes, while we do not source a significant amount of raw materials directly from China, the recent coronavirus outbreak may have an impact on the availability of certain component products that are purchased by some of our current North American raw material suppliers from China. We believe our near-term raw material supply needs will not be materially disrupted given the current supply of our raw materials already on hand, the current availability of raw materials at our major suppliers and the availability of those raw materials from alternate supply sources. If, however, the impact of the coronavirus on the availability of material sourced from China is prolonged, this could have an adverse longer-term impact on our North American raw material availability or the cost of such material.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives original equipment manufacturer ("OEM") specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which makes up 23.4% and 11.6% of the caravan and motorcaravan (including campervans) European market for calendar year 2019, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

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

We believe our independent dealer inventory levels of EHG products in Europe, while elevated in certain locations, are generally appropriate for seasonal consumer demand in Europe and are progressing towards more normalized levels. The first fiscal quarter is a seasonally slower quarter in Europe due to the European summer holiday season, but consumer demand in Europe for the remainder of the fiscal year typically aligns with the seasonal retail patterns experienced in the North American market.

Thor’s European RV backlog as of January 31, 2020 was $1,141,981, reflecting current levels of demand within the European market.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Year		%	Calendar Year		%
	2019	2018	Change	2019	2018	Change
OEM Reporting Countries (1)	113,903	107,829	5.6	57,975	54,642	6.1
Non-OEM Reporting Countries (1)	17,855	17,213	3.7	20,226	22,373	(9.6)
Total	131,758	125,042	5.4	78,201	77,015	1.5

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

Note: Data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries (The Non-OEM Reporting Countries either do not report OEM-specific data to EHG or do not have it available for the entire time period covered).

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Year		Increase	%
	2019	2018	(Decrease)	Change
Motorcaravan and Campervan	29,385	27,601	1,784	6.5
Caravan	11,876	11,428	448	3.9
Total OEM-Reporting Countries	41,261	39,029	2,232	5.7

(1) – Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the "OEM Reporting Countries".

Note: For comparison purposes, the totals reflected above include the pre-acquisition results of EHG for January 2019 (and for the calendar year ended December 31, 2018). In addition, data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries.

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

In addition to its product offerings, EHG addresses its consumers through a sophisticated brand management approach based on customer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, EHG intends to expand its customer reach, in particular, to new and younger consumer segments.

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

In our European market, EHG has not experienced any significant, unusual supply constraints from chassis suppliers recently. The European recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including the introduction of new regulatory standards, component shortages and production delays at the chassis manufacturers. We believe that the current supply of chassis used in the European motorized RV production is generally adequate for current production levels, and that available inventory would compensate for short-term changes in supply schedules if they occur. However, uncertainties related to changing emission standards, such as the Euro 6d standard which becomes effective from January 2020 for new models and from January 2021 on all new vehicles, may impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In regard to the supply of other raw materials used in our European production processes, while EHG does not source a significant amount of raw materials directly from China, the recent coronavirus outbreak may have an impact on the availability of certain component products that are purchased by some of EHG's current raw material suppliers from China. We believe our near-term raw material supply needs will not be materially disrupted given the current supply of our raw materials already on hand, the current availability of raw materials at our major suppliers and the availability of those raw materials from alternate supply sources. If, however, the impact of the coronavirus on the availability of material sourced from China is prolonged, this could have an adverse longer-term impact on our European raw material availability or the cost of such material.

Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

NET SALES:	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$983,907	$881,564	$102,343	11.6
North American Motorized	343,680	371,495	(27,815)	(7.5)
Total North America	1,327,587	1,253,059	74,528	5.9
European	637,115	—	637,115	n/a
Total recreational vehicles	1,964,702	1,253,059	711,643	56.8
Other	57,745	55,114	2,631	4.8
Intercompany eliminations	(19,314)	(17,597)	(1,717)	9.8
Total	$2,003,133	$1,290,576	$712,557	55.2

# OF UNITS:
Recreational vehicles
North American Towables	35,566	32,758	2,808	8.6
North American Motorized	3,803	4,092	(289)	(7.1)
Total North America	39,369	36,850	2,519	6.8
European	14,296	—	14,296	n/a
Total	53,665	36,850	16,815	45.6

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$130,522	13.3	$96,510	10.9	$34,012	35.2
North American Motorized	34,229	10.0	36,282	9.8	(2,053)	(5.7)
Total North America	164,751	12.4	132,792	10.6	31,959	24.1
European	79,462	12.5	—	—	79,462	n/a
Total recreational vehicles	244,213	12.4	132,792	10.6	111,421	83.9
Other, net	12,193	21.1	8,804	16.0	3,389	38.5
Total	$256,406	12.8	$141,596	11.0	$114,810	81.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$57,843	5.9	$52,433	5.9	$5,410	10.3
North American Motorized	17,972	5.2	17,808	4.8	164	0.9
Total North America	75,815	5.7	70,241	5.6	5,574	7.9
European	62,843	9.9	—	—	62,843	n/a
Total recreational vehicles	138,658	7.1	70,241	5.6	68,417	97.4
Other	2,402	4.2	1,912	3.5	490	25.6
Corporate	21,297	—	12,916	—	8,381	64.9
Total	$162,357	8.1	$85,069	6.6	$77,288	90.9

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended January 31, 2020	% of Segment Net Sales	Three Months Ended January 31, 2019	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$53,426	5.4	$34,060	3.9	$19,366	56.9
North American Motorized	14,916	4.3	17,205	4.6	(2,289)	(13.3)
Total North America	68,342	5.1	51,265	4.1	17,077	33.3
European	4,690	0.7	—	—	4,690	n/a
Total recreational vehicles	73,032	3.7	51,265	4.1	21,767	42.5
Other, net	8,609	14.9	5,950	10.8	2,659	44.7
Corporate	(46,778)	—	(55,342)	—	8,564	(15.5)
Total	$34,863	1.7	$1,873	0.1	$32,990	1,761.3

ORDER BACKLOG:	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$948,055	$812,020	$136,035	16.8
North American Motorized	784,355	639,876	144,479	22.6
Total North America	1,732,410	1,451,896	280,514	19.3
European	1,141,981	—	1,141,981	n/a
Total	$2,874,391	$1,451,896	$1,422,495	98.0

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2020 increased $712,557, or 55.2%, compared to the three months ended January 31, 2019. This increase is attributable to EHG's net sales of $637,115, and an increase in net sales from North America recreational vehicles and Other, net of $75,442, or 5.8%, compared to the three months ended January 31, 2019. Consolidated gross profit for the three months ended January 31, 2020 increased $114,810, or 81.1%, compared to the three months ended January 31, 2019. The increase in gross profit included EHG's gross profit for the period of $79,462, in addition to the increase of $35,348, or 25.0%, in total North American and Other, net gross profit compared to the prior-year quarter. Consolidated gross profit was 12.8% of consolidated net sales for the three months ended January 31, 2020 and 11.0% for the three months ended January 31, 2019, with the increase in percentage primarily impacted by the North American recreational vehicles improvement to 12.4% from 10.6% and the addition of EHG's gross profit percentage of 12.5%.

Selling, general and administrative expenses for the three months ended January 31, 2020 increased $77,288, or 90.9%, compared to the three months ended January 31, 2019, with EHG accounting for $62,843 of the $77,288 increase.

Amortization of intangible assets expense for the three months ended January 31, 2020 increased $11,747 compared to the three months ended January 31, 2019, primarily due to incremental amortization expense of $12,714 from EHG, partially offset by lower dealer network amortization as compared to the prior-year period.

The non-cash impairment charges for the three months ended January 31, 2020 of $10,057 relate to the North American Towables reportable segment as discussed in Note 20 to the Condensed Consolidated Financial Statements.

Income before income taxes for the three months ended January 31, 2020 was $34,863, as compared to $1,873 for the three months ended January 31, 2019, an increase of $32,990.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, impairment charges, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $8,381 to $21,297 for the three months ended January 31, 2020 compared to $12,916 for the three months ended January 31, 2019, an increase of 64.9%. This increase includes an increase in deferred compensation expense of $1,696, which relates to the equal and offsetting increase in other income related to the deferred compensation plan assets as noted below, and an increase in total salaries and incentive compensation of $912. Legal, professional and marketing costs also increased by $2,829, primarily due to professional fees related to the integration of the EHG operations, and sales and marketing costs increased $1,306 due to heightened corporate-wide marketing initiatives.

Corporate interest and other income and expense was $25,481 of net expense for the three months ended January 31, 2020 compared to $367 of net expense for the three months ended January 31, 2019. This increase in net expense of $25,114 is primarily due to an increase in interest expense and fees of $24,879 resulting from the debt facilities related to the EHG acquisition. This increase was partially offset by the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in income, net of $2,637 in the current-year period as compared to income, net of $941 in the prior-year period, a net increase in income of $1,696.

Acquisition-related costs were $42,059 for the three months ended January 31, 2019. These Corporate costs included a non-cash foreign currency forward contract loss of $31,152, as the U.S. dollar strengthened against the Euro. The remaining $10,907 related primarily to ticking fees.

The overall effective income tax rate for the three months ended January 31, 2020 was 22.5% compared with 389.1% for the three months ended January 31, 2019. The primary reason for the decrease in the overall effective income tax rate between the comparable periods was the non-deductible foreign currency forward contract loss of $31,152 that occurred in the three months ended January 31, 2019 as discussed in Note 5 to the Condensed Consolidated Financial Statements. Under federal income tax law, the loss recognized for financial statement purposes was not deductible for federal income tax purposes.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2020 compared to the three months ended January 31, 2019:

	Three Months Ended January 31, 2020	% of Segment Net Sales	Three Months Ended January 31, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$583,121	59.3	$535,779	60.8	$47,342	8.8
Fifth Wheels	400,786	40.7	345,785	39.2	55,001	15.9
Total North American Towables	$983,907	100.0	$881,564	100.0	$102,343	11.6

	Three Months Ended January 31, 2020	% of Segment Shipments	Three Months Ended January 31, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	27,126	76.3	25,222	77.0	1,904	7.5
Fifth Wheels	8,440	23.7	7,536	23.0	904	12.0
Total North American Towables	35,566	100.0	32,758	100.0	2,808	8.6

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers and Other						1.3
Fifth Wheels						3.9
Total North American Towables						3.0

The increase in total North American towables net sales of 11.6% compared to the prior-year quarter resulted from a 8.6% increase in unit shipments and a 3.0% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended January 31, 2020, combined North American travel trailer and fifth wheel wholesale unit shipments increased 6.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three-month periods ended December 31, 2019 and 2018, our North American market share for travel trailers and fifth wheels combined was 42.8% and 47.9%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 1.3% and the fifth wheel product lines of 3.9% were both primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold increased $68,331 to $853,385, or 86.7% of North American towables net sales, for the three months ended January 31, 2020 compared to $785,054 or 89.1% of North American towables net sales, for the three months ended January 31, 2019. The changes in material, labor, freight-out and warranty costs comprised $62,520 of the $68,331 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 79.1% for the three months ended January 31, 2020 compared to 81.2% for the three months ended January 31, 2019, primarily as a result of improvements in the material and labor cost percentages. The improvement in the material cost percentage is primarily due to favorable product mix, selective net price increases and stable material costs since the prior-year period. Total manufacturing overhead increased $5,811 with the increase in sales and decreased slightly as a percentage of North American towables net sales from 7.9% to 7.6%.

North American towables gross profit increased $34,012 to $130,522, or 13.3% of North American towables net sales, for the three months ended January 31, 2020 compared to $96,510, or 10.9% of North American towables net sales, for the three months ended January 31, 2019. The increase in gross profit and the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $57,843, or 5.9% of North American towables net sales, for the three months ended January 31, 2020 compared to $52,433, or 5.9% of North American towables net sales, for the three months ended January 31, 2019. The primary reason for the $5,410 increase was the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $6,446. This increase was partially offset by a decrease of $816 in legal, professional and related settlement costs.

North American towables income before income taxes was $53,426, or 5.4% of North American towables net sales, for the three months ended January 31, 2020 compared to $34,060 or 3.9% of North American towables net sales, for the three months ended January 31, 2019. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage, partially offset by a 1.0% decrease due to the non-cash impairment charges discussed in Note 20 to the Condensed Consolidated Financial Statements.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2020 compared to the three months ended January 31, 2019:

	Three Months Ended January 31, 2020	% of Segment Net Sales	Three Months Ended January 31, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$125,474	36.5	$173,488	46.7	$(48,014)	(27.7)
Class C	186,761	54.3	182,502	49.1	4,259	2.3
Class B	31,445	9.2	15,505	4.2	15,940	102.8
Total North American Motorized	$343,680	100.0	$371,495	100.0	$(27,815)	(7.5)

	Three Months Ended January 31, 2020	% of Segment Shipments	Three Months Ended January 31, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,066	28.0	1,392	34.0	(326)	(23.4)
Class C	2,483	65.3	2,589	63.3	(106)	(4.1)
Class B	254	6.7	111	2.7	143	128.8
Total North American Motorized	3,803	100.0	4,092	100.0	(289)	(7.1)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(4.3)
Class C						6.4
Class B						(26.0)
Total North American Motorized						(0.4)

The decrease in total North American motorized net sales of 7.5% compared to the prior-year quarter resulted from a 7.1% decrease in unit shipments and a 0.4% decrease in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended January 31, 2020, combined North American motorhome wholesale unit shipments decreased 12.9% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three-month periods ended December 31, 2019 and 2018, our North American market share for motorhomes was 36.0% and 35.9%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 4.3% was primarily due to a lower concentration of the generally larger and more expensive diesel units versus the more modestly-priced gas units in the current period as compared to the prior-year quarter. The increase in the overall net price per unit within the Class C product line of 6.4% was primarily due to the net impact of product mix changes and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 26.0% is primarily due to product mix as a result of the introduction of new, lower-priced models since the prior-year quarter.

Cost of products sold decreased $25,762 to $309,451, or 90.0% of North American motorized net sales, for the three months ended January 31, 2020 compared to $335,213, or 90.2% of North American motorized net sales, for the three months ended January 31, 2019. The changes in material, labor, freight-out and warranty costs comprised $24,946 of the $25,762 decrease primarily due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 84.3% for the three months ended January 31, 2020 compared to 84.7% for the three months ended January 31, 2019, with the decrease primarily due to decreases in both the material and labor cost percentages partially offset by an increase in the warranty cost percentage. Total manufacturing overhead decreased $816 with the volume decrease but increased slightly as a percentage of motorized net sales from 5.5% to 5.7% due to the lower sales volume.

North American motorized gross profit decreased $2,053 to $34,229, or 10.0% of North American motorized net sales, for the three months ended January 31, 2020 compared to $36,282, or 9.8% of North American motorized net sales, for the three months ended January 31, 2019. The increase in gross profit as a percentage of North American motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were consistent with the prior year and totaled $17,972, or 5.2% of North American motorized net sales, for the three months ended January 31, 2020 compared to $17,808, or 4.8% of North American motorized net sales, for the three months ended January 31, 2019. The increase as a percentage of sales was due to the lower sales volumes.

North American motorized income before income taxes was $14,916, or 4.3% of North American motorized net sales, for the three months ended January 31, 2020 compared to $17,205, or 4.6% of motorized net sales, for the three months ended January 31, 2019. The primary reason for this slight decrease in percentage was the increase in the selling, general and administrative expense percentage noted above, partially offset by the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

The net sales for the three months ended January 31, 2020 are as follows:

	Three Months Ended January 31, 2020	% of Segment Net Sales
NET SALES:
European
Motorcaravan	$382,422	60.0
Campervan	97,923	15.4
Caravan	69,909	11.0
Other	86,861	13.6
Total European	$637,115	100.0

	Three Months Ended January 31, 2020	% of Segment Shipments
# OF UNITS:
European
Motorcaravan	7,372	51.6
Campervan	3,304	23.1
Caravan	3,620	25.3
Total European	14,296	100.0

The European recreational vehicles reportable segment for the three months ended January 31, 2020 includes the results of operations of EHG, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

During the three months ended January 31, 2020, EHG recorded net sales of $637,115, gross profit of $79,462 or 12.5% of net sales and net income before income taxes of $4,690. The net income before income taxes includes $26,020 in total depreciation and amortization expense.

Six Months Ended January 31, 2020 Compared to the Six Months Ended January 31, 2019

NET SALES:	Six Months Ended January 31, 2020	Six Months Ended January 31, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$2,184,795	$2,160,662	$24,133	1.1
North American Motorized	759,569	802,693	(43,124)	(5.4)
Total North America	2,944,364	2,963,355	(18,991)	(0.6)
European	1,130,122	—	1,130,122	n/a
Total recreational vehicles	4,074,486	2,963,355	1,111,131	37.5
Other	131,311	128,962	2,349	1.8
Intercompany eliminations	(43,879)	(45,765)	1,886	(4.1)
Total	$4,161,918	$3,046,552	$1,115,366	36.6

# OF UNITS:
Recreational vehicles
North American Towables	78,431	81,826	(3,395)	(4.1)
North American Motorized	8,293	8,458	(165)	(2.0)
Total North America	86,724	90,284	(3,560)	(3.9)
European	25,583	—	25,583	n/a
Total	112,307	90,284	22,023	24.4

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$314,715	14.4	$250,202	11.6	$64,513	25.8
North American Motorized	78,976	10.4	80,512	10.0	(1,536)	(1.9)
Total North America	393,691	13.4	330,714	11.2	62,977	19.0
European	144,073	12.7	—	—	144,073	n/a
Total recreational vehicles	537,764	13.2	330,714	11.2	207,050	62.6
Other, net	27,453	20.9	18,138	14.1	9,315	51.4
Total	$565,217	13.6	$348,852	11.5	$216,365	62.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$129,148	5.9	$121,515	5.6	$7,633	6.3
North American Motorized	39,603	5.2	39,060	4.9	543	1.4
Total North America	168,751	5.7	160,575	5.4	8,176	5.1
European	136,629	12.1	—	—	136,629	n/a
Total recreational vehicles	305,380	7.5	160,575	5.4	144,805	90.2
Other	4,777	3.6	4,001	3.1	776	19.4
Corporate	40,664	—	23,186	—	17,478	75.4
Total	$350,821	8.4	$187,762	6.2	$163,059	86.8

INCOME (LOSS) BEFORE INCOME TAXES:	Six Months Ended January 31, 2020	% of Segment Net Sales	Six Months Ended January 31, 2019	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$157,748	7.2	$108,610	5.0	$49,138	45.2
North American Motorized	36,691	4.8	38,917	4.8	(2,226)	(5.7)
Total North America	194,439	6.6	147,527	5.0	46,912	31.8
European	(18,334)	(1.6)	—	—	(18,334)	n/a
Total recreational vehicles	176,105	4.3	147,527	5.0	28,578	19.4
Other, net	20,360	15.5	11,860	9.2	8,500	71.7
Corporate	(92,968)	—	(125,997)	—	33,029	(26.2)
Total	$103,497	2.5	$33,390	1.1	$70,107	210.0

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2020 increased $1,115,366, or 36.6%, compared to the six months ended January 31, 2019. This increase is attributable to EHG's net sales of $1,130,122, partially offset by a decrease in net sales from North America recreational vehicles and Other, net, of $14,756, or 0.5%, compared to the six months ended January 31, 2019. Consolidated gross profit for the six months ended January 31, 2020 increased $216,365, or 62.0%, compared to the six months ended January 31, 2019. The increase in gross profit included EHG's gross profit for the period of $144,073, in addition to the increase of 72,292, or 20.7%, in total North American and Other, net, gross profit compared to the prior-year period. Consolidated gross profit was 13.6% of consolidated net sales for the six months ended January 31, 2020 and 11.5% for the six months ended January 31, 2019, with the increase in percentage primarily impacted by the North American recreational vehicle improvement to 13.4% from 11.2% and the addition of EHG's gross profit percentage of 12.7%.

Selling, general and administrative expenses for the six months ended January 31, 2020 increased $163,059, or 86.8%, compared to the six months ended January 31, 2019, with EHG accounting for $136,629 of the $163,059 increase.

Amortization of intangible assets expense for the six months ended January 31, 2020 increased $23,449 compared to the six months ended January 31, 2019, primarily due to incremental amortization expense of $25,396 from EHG, partially offset by lower dealer network amortization as compared to the prior-year period.

The non-cash impairment charges for the six months ended January 31, 2020 of $10,057 relate to the North American Towables reportable segment as discussed in Note 20 to the Condensed Consolidated Financial Statements.

Income before income taxes for the six months ended January 31, 2020 was $103,497, as compared to $33,390 for the six months ended January 31, 2019, an increase of $70,107, or 210.0%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, impairment charges, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $17,478 to $40,664 for the six months ended January 31, 2020 compared to $23,186 for the six months ended January 31, 2019, an increase of 75.4%. This increase includes an increase in deferred compensation expense of $4,967, which relates to the equal and offsetting increase in other income related to the deferred compensation plan assets as noted below, and an increase in total salaries and incentive compensation of $1,353. Legal and professional fees also increased by $4,167, primarily due to professional fees related to the integration of the EHG operations, and sales and marketing costs increased $2,913 due to heightened corporate-wide marketing initiatives. Donations also increased $2,063, primarily due to a significant contribution to the National Forest Foundation in August 2019.

Acquisition-related costs were $99,148 for the six months ended January 31, 2019. These Corporate costs included a non-cash foreign currency forward contract loss of $73,707, with the remaining $25,441 consisting primarily of bank fees, ticking fees, legal, professional and advisory fees related to financial due diligence and implementation costs, regulatory review costs and the write-off of the remaining unamortized debt fees related to the Company's previous asset-based facility.

Corporate interest and other income and expense was $52,304 of net expense for the six months ended January 31, 2020 compared to $3,663 of net expense for the six months ended January 31, 2019. This increase in net expense of $48,641 is primarily due to an increase in interest expense and fees of $50,458 resulting from the new debt facilities related to the EHG acquisition. This increase was partially offset by the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulting in income, net of $3,613 in the current-year period as compared to expense, net of $1,354 in the prior-year period, a net increase in income of $4,967.

The overall effective income tax rate for the six months ended January 31, 2020 was 23.8% compared with 74.4% for the six months ended January 31, 2019. The primary reason for the decrease in the overall effective income tax rate between the comparable periods was the non-deductible foreign currency forward contract loss of $73,707 that occurred in the six months ended January 31, 2019, as discussed in Note 5 to the Condensed Consolidated Financial Statements. Under federal income tax law, the loss recognized for financial statement purposes was not deductible for federal income tax purposes.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2020 compared to the six months ended January 31, 2019:

	Six Months Ended January 31, 2020	% of Segment Net Sales	Six Months Ended January 31, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$1,292,786	59.2	$1,297,263	60.0	$(4,477)	(0.3)
Fifth Wheels	892,009	40.8	863,399	40.0	28,610	3.3
Total North American Towables	$2,184,795	100.0	$2,160,662	100.0	$24,133	1.1

	Six Months Ended January 31, 2020	% of Segment Shipments	Six Months Ended January 31, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	59,646	76.0	62,719	76.6	(3,073)	(4.9)
Fifth Wheels	18,785	24.0	19,107	23.4	(322)	(1.7)
Total North American Towables	78,431	100.0	81,826	100.0	(3,395)	(4.1)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers and Other						4.6
Fifth Wheels						5.0
Total North American Towables						5.2

The increase in total North American towables net sales of 1.1% compared to the prior-year period resulted from a 4.1% decrease in unit shipments offset by a 5.2% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in the overall towables net price per unit of 5.2% is slightly greater than the increases in the individual travel trailer and other and fifth wheel product categories of 4.6% and 5.0%, respectively, due to the slight increase in the concentration of sales of the higher-priced fifth wheel units. According to statistics published by RVIA, for the six months ended January 31, 2020, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 2.0% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2019 and 2018, our North American market share for travel trailers and fifth wheels combined was 44.9% and 50.0%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 4.6% and the fifth wheel product lines of 5.0% were both primarily due to changes in product mix and selective net price increases since the prior-year period.

Cost of products sold decreased $40,380 to $1,870,080, or 85.6% of North American towables net sales, for the six months ended January 31, 2020 compared to $1,910,460 or 88.4% of North American towables net sales, for the six months ended January 31, 2019. The changes in material, labor, freight-out and warranty costs comprised $40,254 of the $40,380 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 78.8% for the six months ended January 31, 2020 compared to 81.6% for the six months ended January 31, 2019, primarily as a result of improvements in the material, labor and warranty cost percentages. The improvement in the material cost percentage is primarily due to favorable product mix, selective net price increases and stable material costs since the prior-year period. The warranty cost percentage is lower due to favorable experience trends compared to the prior-year period. Total manufacturing overhead was consistent with the prior-year period, decreasing $126 while remaining the same as a percentage of motorized net sales at 6.8% for both periods.

North American towables gross profit increased $64,513 to $314,715, or 14.4% of North American towables net sales, for the six months ended January 31, 2020 compared to $250,202, or 11.6% of North American towables net sales, for the six months ended January 31, 2019. The increases in gross profit and gross profit percentage are primarily due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $129,148, or 5.9% of North American towables net sales, for the six months ended January 31, 2020 compared to $121,515, or 5.6% of North American towables net sales, for the six months ended January 31, 2019. The primary reason for the $7,633 increase was increased North American towables net sales and North American towables income before income taxes, which caused related commissions, bonuses and other compensation to increase by $9,265. This increase was partially offset by a decrease of $357 in legal, professional and related settlement costs and a decrease of $322 in sales related travel, advertising and promotion costs. The increase in the overall selling, general and administrative expense as a percentage of North American towables net sales is primarily due to the increased compensation noted above.

North American towables income before income taxes was $157,748, or 7.2% of North American towables net sales, for the six months ended January 31, 2020 compared to $108,610 or 5.0% of North American towables net sales, for the six months ended January 31, 2019. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above and a 0.5% decrease due to the impairment charges discussed in Note 20 to the Condensed Consolidated Financial Statements.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2020 compared to the six months ended January 31, 2019:

	Six Months Ended January 31, 2020	% of Segment Net Sales	Six Months Ended January 31, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$287,206	37.8	$400,762	49.9	$(113,556)	(28.3)
Class C	416,598	54.8	366,886	45.7	49,712	13.5
Class B	55,765	7.4	35,045	4.4	20,720	59.1
Total North American Motorized	$759,569	100.0	$802,693	100.0	$(43,124)	(5.4)

	Six Months Ended January 31, 2020	% of Segment Shipments	Six Months Ended January 31, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,316	27.9	3,064	36.2	(748)	(24.4)
Class C	5,524	66.6	5,146	60.8	378	7.3
Class B	453	5.5	248	3.0	205	82.7
Total North American Motorized	8,293	100.0	8,458	100.0	(165)	(2.0)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(3.9)
Class C						6.2
Class B						(23.6)
Total North American Motorized						(3.4)

The decrease in total motorized net sales of 5.4% compared to the prior-year period resulted from a 2.0% decrease in unit shipments and a 3.4% decrease in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the six months ended January 31, 2020, combined North American motorhome wholesale unit shipments decreased 12.4% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2019 and 2018, our North American market share for motorhomes was 37.9% and 38.5%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 3.9% was primarily due to a lower concentration of sales of the generally larger and more expensive diesel units versus the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 6.2% was primarily due to the net impact of product mix changes and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 23.6% is primarily due to product mix as a result of the introduction of new lower-priced models since the prior-year period.

Cost of products sold decreased $41,588 to $680,593, or 89.6% of motorized net sales, for the six months ended January 31, 2020 compared to $722,181, or 90.0% of motorized net sales, for the six months ended January 31, 2019. The changes in material, labor, freight-out and warranty costs comprised $39,709 of the $41,588 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales decreased to 84.6% for the six months ended January 31, 2020 compared to 85.0% for the six months ended January 31, 2019, with the decrease in percentage primarily due to a lower labor cost percentage. Total manufacturing overhead decreased $1,879 with the volume decrease but remained the same as a percentage of motorized net sales at 5.0% for both periods.

Motorized gross profit decreased $1,536 to $78,976, or 10.4% of motorized net sales, for the six months ended January 31, 2020 compared to $80,512, or 10.0% of motorized net sales, for the six months ended January 31, 2019. The decrease in gross profit was due primarily to the 2.0% decrease in unit sales volume noted above, and the increase as a percentage of motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were fairly consistent with the prior year and totaled $39,603, or 5.2% of motorized net sales, for the six months ended January 31, 2020 compared to $39,060, or 4.9% of motorized net sales, for the six months ended January 31, 2019. The increase as a percentage of sales was primarily due to the lower sales volumes.

Motorized income before income taxes was $36,691, or 4.8% of motorized net sales, for the six months ended January 31, 2020 compared to $38,917, or 4.8% of motorized net sales, for the six months ended January 31, 2019.

EUROPEAN RECREATIONAL VEHICLES

The net sales for the six months ended January 31, 2020 are as follows:

	Six Months Ended January 31, 2020	% of Segment Net Sales
NET SALES:
European
Motorcaravan	$664,155	58.8
Campervan	175,520	15.5
Caravan	130,941	11.6
Other	159,506	14.1
Total European	$1,130,122	100.0

	Six Months Ended January 31, 2020	% of Segment Shipments
# OF UNITS:
European
Motorcaravan	12,882	50.4
Campervan	5,935	23.2
Caravan	6,766	26.4
Total European	25,583	100.0

The European recreational vehicles reportable segment for the six months ended January 31, 2020 includes the results of operations of EHG, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.
During the six months ended January 31, 2020, EHG recorded net sales of $1,130,122, gross profit of $144,073 or 12.7% of net sales and a net loss before tax of $18,334. The net loss before income taxes includes $53,503 in total depreciation and amortization expense.

Financial Condition and Liquidity

As of January 31, 2020, we had $242,134 in cash and cash equivalents, of which $91,785 is held in the U.S. and the equivalent of $150,349, predominantly in Euros, was held in Europe, compared to $425,615 on July 31, 2019, of which $223,394 was held in the U.S. and the equivalent of $202,221, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $183,481 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash used in financing activities of $173,288.

Net working capital at January 31, 2020 was $572,570 compared to $589,032 at July 31, 2019. This decrease is primarily attributable to the decrease in cash and cash equivalents noted above largely offset by seasonal increases in trade accounts receivable and inventory. Capital expenditures of $52,858 for the six months ended January 31, 2020 were made primarily for land and production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

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

In regard to reducing indebtedness, subsequent to January 31, 2020, we made additional principal payments totaling $32,000 on the U.S. term loan. We also made principal payments of 25,000 Euro to pay off the entire existing balance on the asset-based credit facility. The term loan and asset-based credit facility are discussed in more detail in Note 13 to the Condensed Consolidated Financial Statements. As of March 6, 2020, our related outstanding balances on these debt instruments were as follows:

	March 6, 2020	January 31, 2020
Term loan – U.S.	$963,002	$995,002
Asset-based credit facility	$—	$27,630

In regard to growing our business, we anticipate capital expenditures during the remainder of fiscal 2020 for the Company ranging from approximately $75,000 to $85,000, primarily for the completion of certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2020 was $5,298 as compared to net cash provided by operating activities of $134,630 for the six months ended January 31, 2019.

For the six months ended January 31, 2020, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment and stock-based compensation) provided $206,428 of operating cash. The change in net working capital used $201,130 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory.

For the six months ended January 31, 2019, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, forward currency forward contract loss, deferred income tax benefit and stock-based compensation) provided $138,981 of operating cash. The changes in working capital used $4,351 of operating cash during that period, due in part to an increase in finished goods inventory due to January 2019 month-end shipments being delayed due to severe weather conditions, and a decrease in accounts payable due to the timing of payments for inventory. Incentive compensation payables also decreased due to reduced income before income taxes, and estimated income tax payments exceeded the income tax provision during the period as well. All these decreases were mostly offset by a reduction in accounts receivable due to reduced sales levels.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2020 was $37,035, primarily due to capital expenditures of $52,858, partially offset by proceeds from the dispositions of property, plant and equipment of $20,350.

Net cash used in investing activities for the six months ended January 31, 2019 was $58,236, primarily due to capital expenditures of $54,802.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2020 was $173,288, consisting primarily of $210,055 in debt payments, partially offset by $75,007 in borrowings on the revolving credit facilities. Additionally, the Company made its regular quarterly dividend payments of $0.40 per share for each of the first two quarters of fiscal 2020 totaling $44,159.

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

The Company also holds $817,381 of debt denominated in Euros at January 31, 2020. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our January 31, 2020 debt balance by approximately $81,738.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of January 31, 2020, the Company has $756,600 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at January 31, 2020, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 19.7% of our weighted-average interest rate at January 31, 2020) would result in an estimated $7,400 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended January 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, we are exposed to certain additional risks and uncertainties which could have a material adverse impact on our business, financial condition and operating results due to the recent coronavirus outbreak.

The supply of certain raw material components sourced directly by us or through third-party suppliers to our U.S. and European based operations may be negatively impacted by the coronavirus outbreak, which in turn could negatively impact our production schedules or the cost of such component parts.

We depend on timely and sufficient delivery of components from our suppliers. While we do not source a significant amount of raw materials directly from China, the recent coronavirus outbreak may have an impact on the availability of certain component products that are purchased by our current raw material suppliers from China. We continue to monitor the supply of components and potential alternatives. If the impact of the coronavirus on the availability of material sourced from China or other regions is prolonged, this could have an adverse impact on our raw material availability, production schedules or the cost of such material and lead to an adverse impact on our sales and earnings.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Chief Executive Officer’s Rule 13a-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended January 31, 2020 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	March 9, 2020	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	March 9, 2020	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer