Form 10-Q
period 2020-04-30
THOR INDUSTRIES INC
filed 2020-06-08
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2020.
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
Yes ☐ No ☑
As of May 31, 2020, 55,198,756 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$651,485	$425,615
Restricted cash	3,480	25,647
Accounts receivable, trade, net	248,458	478,531
Factored accounts receivable	191,798	173,405
Accounts receivable, other, net	74,538	64,291
Inventories, net	867,647	827,988
Prepaid income taxes, expenses and other	51,372	41,880
Total current assets	2,088,778	2,037,357
Property, plant and equipment, net	1,079,676	1,092,471
Other assets:
Goodwill	1,396,401	1,358,032
Amortizable intangible assets, net	888,258	970,811
Deferred income tax assets, net	74,867	73,176
Equity investment in joint ventures	—	46,181
Other	84,310	82,418
Total other assets	2,443,836	2,530,618
TOTAL ASSETS	$5,612,290	$5,660,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$411,917	$551,831
Current portion of long-term debt	16,960	17,370
Short-term financial obligations	43,500	44,094
Accrued liabilities:
Compensation and related items	102,375	135,560
Product warranties	257,877	289,679
Income and other taxes	61,920	61,483
Promotions and rebates	91,740	95,052
Product, property and related liabilities	17,703	17,595
Liabilities related to factored receivables	191,798	173,405
Other	70,480	62,256
Total current liabilities	1,266,270	1,448,325
Long-term debt	1,965,981	1,885,253
Deferred income tax liabilities, net	143,658	135,703
Unrecognized tax benefits	12,903	10,799
Other liabilities	111,966	85,138
Total long-term liabilities	2,234,508	2,116,893
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 65,396,531 and 65,189,907 shares, respectively	6,540	6,519
Additional paid-in capital	432,020	416,382
Retained earnings	2,104,241	2,066,674
Accumulated other comprehensive loss, net of tax	(104,224)	(57,004)
Less treasury shares of 10,197,775 and 10,126,434, respectively, at cost	(351,909)	(348,146)
Stockholders' equity attributable to Thor Industries, Inc.	2,086,668	2,084,425
Non-controlling interests	24,844	10,803
Total stockholders’ equity	2,111,512	2,095,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,612,290	$5,660,446

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net sales	$1,681,735	$2,506,583	$5,843,653	$5,553,135
Cost of products sold	1,476,102	2,214,153	5,072,803	4,911,853
Gross profit	205,633	292,430	770,850	641,282
Selling, general and administrative expenses	128,147	176,983	478,968	364,745
Amortization of intangible assets	24,079	25,259	72,645	50,376
Impairment charges	—	—	10,057	—
Acquisition-related costs	—	13,363	—	112,511
Interest income	847	2,547	2,796	5,444
Interest expense	26,868	35,509	82,127	37,244
Other income (expense), net	(6,157)	(2,340)	(5,123)	(6,937)
Income before income taxes	21,229	41,523	124,726	74,913
Income tax provision (benefit)	(1,555)	10,085	23,071	34,939
Net income	22,784	31,438	101,655	39,974
Less: Net loss attributable to non-controlling interest	(1,284)	(1,246)	(2,151)	(1,246)
Net income attributable to Thor Industries, Inc.	$24,068	$32,684	$103,806	$41,220

Weighted-average common shares outstanding:
Basic	55,198,756	55,063,473	55,163,943	53,515,491
Diluted	55,392,982	55,166,067	55,337,665	53,627,627

Earnings per common share:
Basic	$0.44	$0.59	$1.88	$0.77
Diluted	$0.43	$0.59	$1.88	$0.77

Comprehensive income (loss):
Net income	$22,784	$31,438	$101,655	$39,974
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(25,245)	(34,183)	(36,154)	(34,183)
Unrealized loss on derivatives, net of tax	(7,763)	(3,781)	(11,709)	(3,781)
Total other comprehensive loss, net of tax	(33,008)	(37,964)	(47,863)	(37,964)
Total Comprehensive income (loss)	(10,224)	(6,526)	53,792	2,010
Less: Comprehensive loss attributable to non-controlling interest	(1,483)	(1,319)	(2,794)	(1,319)
Comprehensive income (loss) attributable to Thor Industries, Inc.	$(8,741)	$(5,207)	$56,586	$3,329

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Nine Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net income	$101,655	$39,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,966	47,134
Amortization of intangibles	72,645	50,376
Amortization of debt issuance costs	8,050	3,441
Impairment charges	10,057	—
Foreign currency forward contract loss	—	70,777
Deferred income tax provision (benefit)	19,312	2,218
(Gain) loss on disposition of property, plant and equipment	1,524	127
Stock-based compensation expense	14,425	14,118
Changes in assets and liabilities:
Accounts receivable	219,750	17,438
Inventories	(62,475)	145,049
Prepaid income taxes, expenses and other	(8,963)	(9,090)
Accounts payable	(137,668)	(95,849)
Guarantee liabilities related to former EHG subsidiaries	—	(105,343)
Accrued liabilities	(73,621)	(5,182)
Long-term liabilities and other	612	614
Net cash provided by operating activities	237,269	175,802
Cash flows from investing activities:
Purchases of property, plant and equipment	(77,302)	(83,749)
Proceeds from dispositions of property, plant and equipment	26,854	1,281
Business acquisitions, net of cash acquired	—	(1,658,577)
Foreign currency forward contract payment related to business acquisition	—	(70,777)
Equity investment in joint venture	—	(5,250)
Other	(5,239)	—
Net cash used in investing activities	(55,687)	(1,817,072)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	—	2,095,018
Borrowings on revolving asset-based credit facilities	379,222	100,000
Payments on term-loan credit facilities	(199,301)	(1,732)
Payments on revolving asset-based credit facilities	(74,776)	(40,000)
Payments on unsecured notes	—	(84,728)
Payments on other debt	(10,358)	(70,319)
Payments of debt issuance costs	—	(69,220)
Regular cash dividends paid	(66,239)	(62,664)
Payments on finance lease obligations	(324)	(301)
Payments related to vesting of stock-based awards	(3,763)	(4,418)
Short-term financial obligations and other, net	532	(6,092)
Net cash provided by financing activities	24,993	1,855,544
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,872)	(2,610)
Net increase in cash and cash equivalents and restricted cash	203,703	211,664
Cash and cash equivalents and restricted cash, beginning of period	451,262	275,249
Cash and cash equivalents and restricted cash, end of period	654,965	486,913
Less: restricted cash	3,480	25,801
Cash and cash equivalents, end of period	$651,485	$461,112
Supplemental cash flow information:
Income taxes paid	$51,281	$69,872
Interest paid	$75,709	$24,714
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$2,057	$6,125
Common stock issued for business acquisition	$—	$144,168
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended April 30, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at February 1, 2020	65,396,531	$6,540	$427,373	$2,102,253	$(71,415)	10,197,775	$(351,909)	$2,112,842	$9,492	$2,122,334
Net income (loss)	—	—	—	24,068	—	—	—	24,068	(1,284)	22,784
Restricted stock unit activity	—	—	297	—	—	—	—	297	—	297
Cash dividends $.40 per common share	—	—	—	(22,080)	—	—	—	(22,080)	—	(22,080)
Stock compensation expense	—	—	4,350	—	—	—	—	4,350	—	4,350
Other comprehensive (loss)	—	—	—	—	(32,809)	—	—	(32,809)	(199)	(33,008)
Acquisitions	—	—	—	—	—	—	—	—	16,835	16,835
Balance at April 30, 2020	65,396,531	$6,540	$432,020	$2,104,241	$(104,224)	10,197,775	$(351,909)	$2,086,668	$24,844	$2,111,512

	Nine Months Ended April 30, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at August 1, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income (loss)	—	—	—	103,806	—	—	—	103,806	(2,151)	101,655
Restricted stock unit activity	206,624	21	1,213	—	—	71,341	(3,763)	(2,529)	—	(2,529)
Cash dividends $1.20 per common share	—	—	—	(66,239)	—	—	—	(66,239)	—	(66,239)
Stock compensation expense	—	—	14,425	—	—	—	—	14,425	—	14,425
Other comprehensive (loss)	—	—	—	—	(47,220)	—	—	(47,220)	(643)	(47,863)
Acquisitions	—	—	—	—	—	—	—	—	16,835	16,835
Balance at April 30, 2020	65,396,531	$6,540	$432,020	$2,104,241	$(104,224)	10,197,775	$(351,909)	$2,086,668	$24,844	$2,111,512

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended April 30, 2019
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at February 1, 2019	62,933,415	$6,293	$263,899	$1,984,885	$—	10,126,434	$(348,146)	$1,906,931	$—	$1,906,931
Net income (loss)	—	—	—	32,684	—	—	—	32,684	(1,246)	31,438
Restricted stock unit activity	—	—	(404)	—	—	—	—	(404)	—	(404)
Cash dividends $.39 per common share	—	—	—	(21,475)	—	—	—	(21,475)	—	(21,475)
Stock compensation expense	—	—	4,632	—	—	—	—	4,632	—	4,632
Other comprehensive (loss)	—	—	—	—	(37,891)	—	—	(37,891)	(73)	(37,964)
Acquisitions	2,256,492	226	143,942	—	—	—	—	144,168	12,207	156,375
Balance at April 30, 2019	65,189,907	$6,519	$412,069	$1,996,094	$(37,891)	10,126,434	$(348,146)	$2,028,645	$10,888	$2,039,533

	Nine Months Ended April 30, 2019
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to Thor	Interests	Equity
Balance at August 1, 2018	62,765,824	$6,277	$252,204	$2,022,988	$—	10,070,459	$(343,728)	$1,937,741	$—	$1,937,741
Net income (loss)	—	—	—	41,220	—	—	—	41,220	(1,246)	39,974
Restricted stock unit activity	167,591	16	1,805	—	—	55,975	(4,418)	(2,597)	—	(2,597)
Cash dividends $1.17 per common share	—	—	—	(62,664)	—	—	—	(62,664)	—	(62,664)
Stock compensation expense	—	—	14,118	—	—	—	—	14,118	—	14,118
Other comprehensive (loss)	—	—	—	—	(37,891)	—	—	(37,891)	(73)	(37,964)
Cumulative effect of adoption of ASU no. 2014-09, net of tax	—	—	—	(5,450)	—	—	—	(5,450)	—	(5,450)
Acquisitions	2,256,492	226	143,942	—	—	—	—	144,168	12,207	156,375
Balance at April 30, 2019	65,189,907	$6,519	$412,069	$1,996,094	$(37,891)	10,126,434	$(348,146)	$2,028,645	$10,888	$2,039,533

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

The July 31, 2019 amounts are derived from the annual audited financial statements of Thor. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Due to seasonality within the recreational vehicle industry, and the current COVID-19 pandemic, among other factors, annualizing the results of operations for the nine months ended April 30, 2020 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional expedients and exceptions are available for all entities as of March 12, 2020, through December 31, 2022. The Company adopted ASU 2020-04, effective March 12, 2020. While there was no impact to the Company’s condensed consolidated financial statements at the time of adoption, the impact of this ASU will ultimately depend on the terms of any future contract modification related to a change in reference rate, including potential future modifications to the Company’s debt facilities and cash flow hedges.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and has subsequently issued ASU's 2018-10, "Codification Improvements (Topic 842)," and 2018-11, "Targeted Improvements (Topic 842)" (collectively the "New Leasing Standard"), which provide guidance on the recognition, measurement, presentation, and disclosure of leases. The New Leasing Standard requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from prior guidance is that the lease assets and lease liabilities arising from operating leases are now recognized on the Condensed Consolidated Balance Sheet. The New Leasing Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the New Leasing Standard on August 1, 2019. The Company elected the optional transition method as well as the available package of practical expedients. As a result, the Company recognized right-of-use assets and the associated lease obligations, both totaling approximately $33 million, on the Condensed Consolidated Balance Sheet as of August 1, 2019. Historical periods were not restated. The adoption did not have a material impact to the Condensed Consolidated Statements of Income and Comprehensive Income. See Note 15 for further disclosures about the Company's leases.

Other Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted after January 1, 2017. This ASU is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The impact of this ASU on the Company's consolidated financial statements will depend on the outcomes of future goodwill impairment tests.

2. Acquisitions

Erwin Hymer Group SE

On February 1, 2019, the Company acquired Erwin Hymer Group SE ("EHG"). EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. EHG is managed as a stand-alone operating entity and is included in the European recreational vehicle segment.

In the nine months ended April 30, 2020, the Company made measurement period adjustments primarily related to the estimated fair value of certain fixed assets, other receivables and deferred income tax assets to better reflect the facts and circumstances that existed at the acquisition date. These adjustments resulted in a decrease in fixed assets, an increase in other receivables, increases in deferred income tax assets, decrease in deferred income tax liabilities and a net increase of goodwill of $1,282. The impact to our Condensed Consolidated Statement of Income and Comprehensive Income (Loss) as a result of these measurement period adjustments was immaterial.

The following table summarizes the final fair values of the EHG assets acquired and liabilities assumed, which are based on internal and third-party valuations, as of the acquisition date.

Cash	$97,887
Inventory	593,053
Other assets	435,747
Property, plant and equipment - rental vehicles	80,132
Property, plant and equipment	437,216
Amortizable intangible assets:
Dealer network	355,601
Trademarks	126,181
Technology assets	183,536
Backlog	11,471
Goodwill	1,009,754
Guarantee liabilities related to former EHG North American subsidiaries	(115,668)
Other current liabilities	(851,774)
Debt – Unsecured notes	(114,710)
Debt – Other	(166,196)
Deferred income tax liabilities	(152,186)
Other long-term liabilities	(17,205)
Non-controlling interests	(12,207)
Total fair value of net assets acquired	1,900,632
Less: cash acquired	(97,887)
Total fair value of net assets acquired, less cash acquired	$1,802,745

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 17 years. The dealer network was valued based on the Discounted Cash Flow method and is amortized on an accelerated basis over 20 years. The trademarks and technology assets were valued on the Relief of Royalty method and are amortized on a straight-line basis over 20 years and 10 years, respectively. The backlog was valued based on the Discounted Cash Flow method and was amortized on a straight-line basis over a five-month period. The Company has recognized $1,009,754 of goodwill as a result of this transaction, of which approximately $311,000 will be deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2019 acquisition of EHG had occurred at the beginning of fiscal 2018. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended	Nine Months Ended
	April 30, 2019	April 30, 2019
Net sales	$2,506,583	$6,766,664
Net income	$42,579	$61,418
Basic income per common share	$0.77	$1.15
Diluted income per common share	$0.77	$1.14

The supplemental pro forma earnings for the three and nine months ended April 30, 2019 were adjusted to exclude $13,363 and $112,511 of acquisition-related costs, respectively. Nonrecurring expenses related to management fees of $1,684 were excluded from pro forma earnings for the nine months ended April 30, 2019. The periods presented exclude $61,418 of nonrecurring expense related to the fair value adjustment of EHG acquisition-date inventory. EHG's historical net income included in the totals above include nonrecurring charges related to its former North American operations in the amounts of $0 and $52,501 during the three and nine months ended April 30, 2019, respectively.

Costs incurred during the three and nine months ended April 30, 2019 related specifically to this acquisition totaling $13,363 and $112,511, respectively, are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income. These costs included changes in the fair value of the foreign currency forward contract for the three and nine months ended April 30, 2019 of a gain of $2,930 and a loss of $70,777, respectively, and $16,293 and $41,734, respectively, of other expenses, consisting primarily of legal, professional and advisory fees related to financial due diligence and preliminary implementation costs, rating agency fees related to obtaining financing commitments and regulatory review costs.

Togo Group

In February 2018, the Company formed a 50/50 joint venture, originally called TH2connect, LLC, with Tourism Holdings Limited ("thl"). In July 2019, this joint venture was rebranded as "Togo Group." Togo Group was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. Since its formation through March 23, 2020, the Company applied the equity method of accounting to the joint venture.

Effective March 23, 2020 the Company and thl reached an agreement (the “2020 Agreement”) whereby the Company agreed to pay thl $6,000 on August 1, 2020 and, in return, obtained additional ownership interest in Togo Group. In addition, certain assets or rights to assets historically owned by Togo Group were distributed to thl in exchange for a corresponding reduction in thl’s ownership interest in Togo Group. As a result of the 2020 Agreement, Thor obtained a 73.5% controlling interest in Togo Group and the power to direct the activities of Togo Group. Upon the effective date of the 2020 Agreement, the operating results, balance sheet accounts and cash flow activity of Togo Group are consolidated within the Company's Condensed Consolidated Financial Statements.

Going forward, the operations of Togo Group will be focused on digital solutions primarily for the North American market related to travel and RV use, with expansion into other regions anticipated in future periods. The Togo Group will continue to be managed as a stand-alone operating entity and represents a non-reportable segment and a separate reporting unit for goodwill assessment purposes.

The fair value of the Company’s previously-held equity interest in Togo Group was estimated to be $47,256 immediately prior to the effective date of the 2020 Agreement. The Company recognized an immaterial gain as a result of remeasuring the previously-held equity interest to fair value. The fair value of the Company's previously-held equity interest was determined based on the fair value of Togo Group as of the effective date of the 2020 Agreement, measured using the Discounted Cash Flow method and the Company’s pre-transaction ownership interest percentage.

Following the transaction, the Company holds a 73.5% ownership interest in Togo Group, comprised of Class A common units. In accordance with the 2020 Agreement, the ownership interest held by thl is comprised of Class B preferred units, which entitle thl to a liquidation preference and a 3% annual preferred cash dividend calculated on a stated value of $20,180. The Company has a call option in the amount of $20,180 relative to the Class B preferred units which is exercisable over a four-year period. The fair value of the Class B units, representing a non-controlling interest in Togo Group and shown in the table below, was determined using a Black-Scholes option pricing model and required the Company to make certain assumptions, including, but not limited to, expected volatility and dividend yield. The Company concluded that the non-controlling interest represents equity for accounting purposes based on its evaluation of the terms of the 2020 Agreement and characteristics of the Class B preferred units.

The table below summarizes the estimated fair value of the Togo Group assets acquired and liabilities assumed as of the 2020 Agreement effective date. The provisional estimates of deferred income taxes, intangible assets and goodwill are subject to adjustment as the Company has not finalized its valuation of deferred income taxes and intangible assets. The Company expects to finalize these values as soon as practical and no later than one year from the 2020 Agreement effective date.

Cash	$326
Accounts receivable	466
Other assets	749
Property, plant and equipment	362
Amortizable intangible assets
Trade names and trademarks	1,130
Developed technology	5,700
Other	1,350
Goodwill	62,366
Liabilities	(2,358)
Non-controlling interest	(16,835)
Total fair value of net assets acquired	$53,256

As of the 2020 Agreement effective date, amortizable intangible assets had a weighted-average useful life of approximately eight years and will be amortized on a straight-line basis. The developed technology was valued using the Multi-Period Excess Earnings method, which is a form of the income approach. Trade names and trademarks were valued using the Relief from Royalty method. Goodwill is expected to be deductible for tax purposes.

Prior to the March 23, 2020 effective date of the 2020 Agreement, the Company accounted for the equity method investment in Togo Group on a one-month lag. Beginning in the fiscal quarter ended April 30, 2020, that lag was eliminated. The impact of this change was not material to the Company's Condensed Consolidated Financial Statements. The Company's share of the loss from this investment recognized in the Company's fiscal third quarter through the March 23, 2020 effective date of the 2020 Agreement was $2,137. The Company's share of the loss from this investment for the three months ended April 30, 2019 was $2,285. The Company's share of the loss from this investment recognized in the fiscal year-to-date period ended March 23, 2020 and the nine months ended April 30, 2019 were $6,884 and $5,984, respectively.

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European. The operations of the Company's Postle subsidiary, and the Togo Group since its March 23, 2020 acquisition date, are included in Other, which is a non-reportable segment.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$773,391	$1,237,255	$2,958,186	$3,397,917
North American Motorized	264,037	459,238	1,023,606	1,261,931
Total North America	1,037,428	1,696,493	3,981,792	4,659,848
European	615,343	767,509	1,745,465	767,509
Total recreational vehicles	1,652,771	2,464,002	5,727,257	5,427,357
Other	45,632	69,506	176,943	198,468
Intercompany eliminations	(16,668)	(26,925)	(60,547)	(72,690)
Total	$1,681,735	$2,506,583	$5,843,653	$5,553,135

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$49,261	$103,715	$207,009	$212,325
North American Motorized	10,915	25,185	47,606	64,102
Total North America	60,176	128,900	254,615	276,427
European	(242)	(30,947)	(18,576)	(30,947)
Total recreational vehicles	59,934	97,953	236,039	245,480
Other, net	3,996	7,868	24,356	19,728
Corporate	(42,701)	(64,298)	(135,669)	(190,295)
Total	$21,229	$41,523	$124,726	$74,913

TOTAL ASSETS:	April 30, 2020	July 31, 2019
Recreational vehicles
North American Towables	$1,309,649	$1,516,519
North American Motorized	399,657	446,626
Total North America	1,709,306	1,963,145
European	3,062,887	3,077,804
Total recreational vehicles	4,772,193	5,040,949
Other, net	222,874	163,897
Corporate	617,223	455,600
Total	$5,612,290	$5,660,446

	Three Months Ended April 30,		Nine Months Ended April 30,
DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$16,696	$17,097	$49,398	$50,699
North American Motorized	3,600	3,494	10,608	10,373
Total North America	20,296	20,591	60,006	61,072
European	22,049	27,227	75,552	27,227
Total recreational vehicles	42,345	47,818	135,558	88,299
Other	2,676	2,705	7,710	7,972
Corporate	438	407	1,343	1,239
Total	$45,459	$50,930	$144,611	$97,510

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2020	2019	2020	2019
Recreational vehicles
North American Towables	$5,192	$13,013	$23,888	$49,510
North American Motorized	2,160	3,088	10,588	13,316
Total North America	7,352	16,101	34,476	62,826
European	15,880	15,879	38,057	15,879
Total recreational vehicles	23,232	31,980	72,533	78,705
Other	517	248	1,445	2,979
Corporate	121	419	1,049	880
Total	$23,870	$32,647	$75,027	$82,564

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Weighted-average shares outstanding for basic earnings per share	55,198,756	55,063,473	55,163,943	53,515,491
Unvested restricted stock units	194,226	102,594	173,722	112,136
Weighted-average shares outstanding assuming dilution	55,392,982	55,166,067	55,337,665	53,627,627

For the three months ended April 30, 2020 and 2019, the Company had 140,481 and 127,548 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the nine months ended April 30, 2020 and 2019, the Company had 189,090 and 199,020 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive.

5. Derivatives and Hedging

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

	April 30, 2020		July 31, 2019
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$12,515	$234	$—	$—
Interest rate swap agreements	715,000	27,561	849,550	12,463
Total derivative financial instruments	$727,515	$27,795	$849,550	$12,463

Foreign currency forward contracts accounted for as cash flow hedges and outstanding at April 30, 2020 mature over the next two months.

Net Investment Hedges

The foreign currency transaction gains on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains for the three and nine months ended April 30, 2020, net of tax, were $6,293 and $9,136, respectively.

There were no amounts reclassified out of accumulated other comprehensive income ("AOCI") pertaining to the net investment hedge during the three and nine months ended April 30, 2020.

Derivatives Not Designated as Hedging Instruments

The Company entered into a deal-contingent, foreign currency forward contract on September 18, 2018 related to its acquisition of EHG. Hedge accounting was not applied to this instrument, and therefore all changes in fair value were recorded in earnings.

This contract was settled in connection with the close of the EHG acquisition on February 1, 2019 in the amount of $70,777, resulting in a loss of the same amount. Of this $70,777 total loss, a gain of $2,930 and a loss of $70,777 were recognized in the three and nine months ended April 30, 2019, respectively, and are included in Acquisition-related costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company also has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $38,827 and a fair value of $1,604 which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of April 30, 2020. These other derivative instruments had a notional amount totaling approximately $35,700 and a fair value of $1,226, as of July 31, 2019.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$856	$(159)
Interest rate swap agreements	(8,619)	(11,550)
Total (loss)	$(7,763)	$(11,709)

	Three Months Ended		Nine Months Ended
	April 30, 2020		April 30, 2020
		Interest		Interest
	Sales	Expense	Sales	Expense
(Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(121)	$—	$(555)	$—
Interest rate swap agreements	—	(1,383)	—	(2,897)
(Loss) on Derivatives Not Designated as Hedging Instruments
Amount of loss recognized in income, net of tax
Interest rate swap agreements	—	(107)	—	(275)
Total (loss)	$(121)	$(1,490)	$(555)	$(3,172)

	Three Months Ended	Nine Months Ended
	April 30, 2019	April 30, 2019
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(263)	$(263)
Interest rate swap agreements	(3,764)	(3,764)
Total (loss)	$(4,027)	$(4,027)

	Three Months Ended			Nine Months Ended
	April 30, 2019			April 30, 2019
		Acquisition-	Interest		Acquisition-	Interest
	Sales	Related Costs	Expense	Sales	Related Costs	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(191)	$—	$—	$(191)	$—	$—
Interest rate swap agreements	—	—	(55)	—	—	(55)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	(160)	2,930	—	(160)	(70,777)	—
Interest rate swap agreements	—	—	132	—	—	132
Total gain (loss)	$(351)	$2,930	$77	$(351)	$(70,777)	$77

6. Inventories

Major classifications of inventories are as follows:

	April 30, 2020	July 31, 2019
Finished goods – RV	$219,892	$230,483
Finished goods – other	60,943	60,593
Work in process	124,072	126,636
Raw materials	309,136	300,721
Chassis	200,148	155,099
Subtotal	914,191	873,532
Excess of FIFO costs over LIFO costs	(46,544)	(45,544)
Total inventories, net	$867,647	$827,988

Of the $914,191 and $873,532 of inventories at April 30, 2020 and July 31, 2019, $287,966 and $240,983, respectively, were valued on the last-in, first-out (LIFO) basis, and $626,225 and $632,549, respectively, were valued on the first-in, first-out (FIFO) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	April 30, 2020	July 31, 2019
Land	$129,441	$142,475
Buildings and improvements	738,536	742,736
Machinery and equipment	409,810	389,666
Rental vehicles	82,122	87,243
Lease right-of-use assets – operating	32,253	—
Lease right-of-use assets – finance	3,808	—
Total cost	1,395,970	1,362,120
Less accumulated depreciation	(316,294)	(269,649)
Property, plant and equipment, net	$1,079,676	$1,092,471

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	Weighted-Average
	Remaining	April 30, 2020		July 31, 2019
	Life in Years at		Accumulated		Accumulated
	April 30, 2020	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	17	$736,066	$233,652	$750,641	$191,017
Trademarks	17	265,083	43,665	268,778	34,518
Design technology and other intangibles	9	197,916	33,490	196,616	19,689
Total amortizable intangible assets		$1,199,065	$310,807	$1,216,035	$245,224

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2020	$24,196
For the fiscal year ending July 31, 2021	103,392
For the fiscal year ending July 31, 2022	106,597
For the fiscal year ending July 31, 2023	87,031
For the fiscal year ending July 31, 2024	78,732
For the fiscal year ending July 31, 2025 and thereafter	488,310
$888,258

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Fiscal 2020 activity:
Goodwill acquired	—	—	—	62,366	62,366
Measurement period adjustments	—	—	1,282	—	1,282
Foreign currency translation	—	—	(24,243)	—	(24,243)
Impairment charge	(1,036)	—	—	—	(1,036)
Net balance as of April 30, 2020	$333,786	$—	$957,378	$105,237	$1,396,401

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2019 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2018	$334,822	$—	$—	$42,871	$377,693
Fiscal 2019 activity:
Goodwill acquired	—	—	994,427	—	994,427
Foreign currency translation	—	—	(21,933)	—	(21,933)
Net balance as of April 30, 2019	$334,822	$—	$972,494	$42,871	$1,350,187

For goodwill impairment testing purposes, the Company’s reporting units are generally the same as its operating segments. Fair values are generally determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates.

The Company completed its most recent annual goodwill impairment review as of May 31, 2019, and there were no indicators of impairment due to the significant excess of reporting unit fair values in relation to their carrying values and, with respect to the European reporting unit, the then-recent acquisition date. However, because of the impact of the global coronavirus pandemic on overall macroeconomic conditions and the equity markets, and its effects on the Company’s operations during the month of April, the Company performed a quantitative assessment related to the European reporting unit as of April 30, 2020. As part of this assessment, the Company primarily considered its current projections of future cash flows, which anticipates the duration and extent of the negative impact to the business and industry being short-term in nature, and discount rates which reflect the current state of the capital markets and the commensurate level of risk associated with the Company’s cash flow projections. As a result of this assessment, the Company concluded that the fair value of the European reporting unit exceeds its carrying value and that there is no impairment of goodwill as of April 30, 2020.

The economic uncertainty and market volatility created by the global coronavirus pandemic, and its current and potential effects on the Company’s business and industry, increases the level of judgement and estimation required in determining reporting unit fair values. New information and changes in assumptions during the Company’s fiscal fourth quarter when the annual goodwill impairment review will be performed, such as forecasted consumer demand, availability of raw material supply, and valuation-related assumptions used in determining discount rates, could significantly impact reporting unit fair value and result in a material impairment.

9. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 15% and 16% of the Company's consolidated net sales for the three months ended April 30, 2020 and April 30, 2019, and for 15% and 19% of the Company's consolidated net sales for the nine months ended April 30, 2020 and April 30, 2019, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for 12% and 19% of the Company’s consolidated trade accounts receivable at April 30, 2020 and July 31, 2019, respectively. The loss of this dealer could have a material effect on the Company’s business.

10. Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at April 30, 2020 and July 31, 2019 are as follows:

	Input Level	April 30, 2020	July 31, 2019
Cash equivalents	Level 1	$403,310	$130,100
Deferred compensation plan assets and liabilities	Level 1	$54,398	$53,828
Foreign currency forward contract liability	Level 2	$261	$—
Interest rate swap liability	Level 2	$29,138	$12,463

Cash equivalents represent investments in government and other money market funds traded in an active market and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Deferred compensation plan assets represent investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Deferred compensation plan asset balances are recorded as a component of Other long-term assets in the Condensed Consolidated Balance Sheets. An equal and offsetting liability is also recorded in regard to the deferred compensation plan as a component of Other long-term liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of the plan assets and the related liabilities are reflected in Other income (expense), net and Selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.

Foreign currency forward contracts outstanding at April 30, 2020 are used to exchange Pounds Sterling ("GBP") for Euro. The total notional value of these contracts, including designated hedges and other contracts not designated, at April 30, 2020 is 15,000 GBP ($18,772), and these contracts have various maturity dates through July 2020.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt. As of April 30, 2020, the outstanding swaps had notional contract values of $715,000, partially hedging the interest rate risk related to the Company's U.S. dollar term loan tranche that matures in February 2026. The Company's other interest rate swaps not designated as hedging instruments had a notional contract value of $32,570 at April 30, 2020.

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Beginning balance	$282,065	$257,869	$289,679	$264,928
Provision	35,780	63,117	157,453	177,964
Payments	(59,956)	(64,360)	(189,254)	(186,266)
Acquisition	—	43,329	—	43,329
Foreign currency translation	(12)	(891)	(1)	(891)
Ending balance	$257,877	$299,064	$257,877	$299,064

12. Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2020	July 31, 2019
Term loan	$1,615,216	$1,832,341
Asset-based credit facility	304,380	—
Unsecured notes	27,190	27,878
Other debt	81,577	94,124
Gross long-term debt	2,028,363	1,954,343
Debt issuance costs, net of amortization	(45,422)	(51,720)
Total long-term debt, net of debt issuance costs	1,982,941	1,902,623
Less: current portion of long-term debt	(16,960)	(17,370)
Total long-term debt, net, less current portion	$1,965,981	$1,885,253

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024.

As of April 30, 2020, the entire outstanding U.S. term loan tranche balance of $951,784 was subject to a LIBOR-based rate totaling 4.750%, but the interest rate on $715,000 of that balance was fixed at 6.216% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. As of July 31, 2019, the entire outstanding U.S. term loan tranche balance of $1,146,968 was subject to a LIBOR-base rate of 6.1875%, but the interest rate on $849,550 of that balance was fixed at 6.2160% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.4660%. The total interest rate on both the April 30, 2020 and July 31, 2019 outstanding Euro term loan tranche balance of $663,432 and $685,373, respectively, was 4.00%. The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or nine months ended April 30, 2020 or 2019.

As of April 30, 2020, the total interest rate on $250,000 of the outstanding ABL borrowings was 1.75%, and the total interest rate on the remaining ABL borrowings of $54,380 was 1.25%. The ABL also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on April 30, 2020 eligible accounts receivable and inventory balances and net of amounts drawn, totaled approximately $114,000. Due to payments made on the ABL subsequent to the April 30, 2020 quarter end, our unused availability under the ABL was approximately $396,000 as of June 5, 2020.

The unsecured notes of 25,000 Euro ($27,190) relate to long-term debt of EHG. There are two series, 20,000 Euro ($21,752) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,438) with an interest rate of 2.534% maturing February 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% to 3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2020	$3,888
For the fiscal year ending July 31, 2021	19,043
For the fiscal year ending July 31, 2022	17,758
For the fiscal year ending July 31, 2023	17,872
For the fiscal year ending July 31, 2024	322,367
For the fiscal year ending July 31, 2025 and thereafter	1,647,435
$2,028,363

For the three and nine months ended April 30, 2020, interest expense on the term loan, ABL and other debt facilities was $22,825 and $71,037, respectively. The Company incurred fees to secure the term loan and ABL and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $2,679 and $8,050 for the three and nine months ended April 30, 2020, respectively. The unamortized balance of the ABL facility fees was $10,507 at April 30, 2020 and $12,609 as of July 31, 2019 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

For both the three and nine months ended April 30, 2019, interest expense on the term loan, ABL and other debt facilities was $32,711. Interest expense for the nine-month period ended April 30, 2019 also included $785 of amortized debt costs on the Company's previous asset-based credit agreement.

The fair value of the Company’s term loan debt at April 30, 2020 and July 31, 2019 was $1,446,627 and $1,806,010, respectively. The carrying value of the Company’s Term loan debt, excluding debt issuance costs, was $1,615,216 and $1,832,341 at April 30, 2020 and July 31, 2019, respectively. The fair value of the Company's debt is primarily estimated using Level 2 inputs as defined by ASC 820, primarily based on quoted market prices for the term loan debt. The fair value of other debt held by the Company approximates fair value.

13. Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2020 was (7.3)%, and the effective income tax rate for the nine months ended April 30, 2020 was 18.5%. These rates were both favorably impacted by certain foreign rate differences, mix of earnings between foreign and domestic operations, which include certain interest income not subject to corporate income tax, and with respect to the three months ended April 30, 2020, a reduction in forecasted full-year income before income taxes for the fiscal year ending July 31, 2020. The overall effective income tax rate for the three months ended April 30, 2019 was 24.3%, and the effective income tax rate for the nine months ended April 30, 2019 was 46.6%. The effective income tax rate for the three months ended April 30, 2019 was impacted by certain foreign rate differences as a result of the EHG acquisition. Included in the rate for the nine months ended April 30, 2019 were non-deductible foreign currency forward contract losses of $70,777 as discussed in Note 5 to the Condensed Consolidated Financial Statements. Under federal income tax law, the loss recognized for financial statement purposes was not deductible for federal income tax purposes.

Within the next 12 months, the Company anticipates a decrease of approximately $4,700 in unrecognized tax benefits, and $1,300 in accrued interest related to unrecognized tax benefits recorded as of April 30, 2020, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years 2017 and 2018 remain open and could be subject to examination. In major state and major foreign jurisdictions, fiscal years 2016 through 2018 generally remain open and could be subject to examination. The Company is currently under exam by certain U.S. state tax authorities for the fiscal years ended July 31, 2015 through 2017. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

14. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $3,069,385 and $2,961,019 as of April 30, 2020 and July 31, 2019. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $10,126 and $9,575 as of April 30, 2020 and July 31, 2019, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and nine months ended April 30, 2020 and April 30, 2019 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has operating leases principally for land, buildings and equipment and has various finance leases for certain land and buildings expiring between calendar 2020 and 2028. Leases with an initial term of twelve months or fewer and which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

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

The components of lease costs for the three and nine months ended April 30, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2020
Operating lease cost	$2,920	$9,063
Finance lease cost
Amortization of right-of-use assets	136	408
Interest on lease liabilities	131	402
Total lease cost	$3,187	$9,873

Other information related to leases was as follows:

Nine Months Ended
Supplemental Cash Flows Information	April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,992
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,777

Supplemental Balance Sheet Information	April 30, 2020
Operating leases:
Operating lease right-of-use assets	$31,997

Operating lease liabilities
Other current liabilities	$5,343
Other long-term liabilities	26,820
Total operating lease liabilities	$32,163

Finance leases:
Finance lease right-of-use assets	$3,808

Finance lease liabilities
Other current liabilities	$489
Other long-term liabilities	4,877
Total finance lease liabilities	$5,366

April 30, 2020
Weighted-average remaining lease term
Operating leases	13.7 years
Finance leases	7.1 years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	9.7%

Future minimum rental payments required under operating and finance leases as of April 30, 2020 were as follows:

	Operating Leases	Financing Leases
For the remainder of the fiscal year ending July 31, 2020	$2,630	$246
For the fiscal year ending July 31, 2021	8,507	991
For the fiscal year ending July 31, 2022	6,922	1,013
For the fiscal year ending July 31, 2023	4,929	1,036
For the fiscal year ending July 31, 2024	3,997	1,059
For the fiscal year ending July 31, 2025 and thereafter	20,803	3,144
Total future lease payments	$47,788	$7,489
Less: amount representing interest	(15,625)	(2,123)
Total reported lease liability	$32,163	$5,366

Future minimum rental payments required under operating and finance leases as of July 31, 2019 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2020	$8,785	$974
For the fiscal year ending July 31, 2021	6,809	993
For the fiscal year ending July 31, 2022	5,437	1,015
For the fiscal year ending July 31, 2023	3,980	1,037
For the fiscal year ending July 31, 2024	3,424	1,061
For the fiscal year ending July 31, 2025 and thereafter	20,745	3,037
Total future lease payments	$49,180	8,117
Less: amount representing interest		(2,427)
Total lease liability		5,690
Less: current portion		(444)
Long-term finance lease obligations		$5,246

16. Stockholders’ Equity

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

Total stock-based compensation expense recognized in the three months ended April 30, 2020 and April 30, 2019 for these RSU and PSU awards totaled $4,350 and $4,632, respectively. Total stock-based compensation expense recognized in the nine months ended April 30, 2020 and April 30, 2019 for these RSU and PSU awards totaled $14,425 and $14,118, respectively.

Share Repurchase Program

The Company's Board of Directors has authorized Company management to utilize up to $250,000 to purchase shares of the Company's common stock through June 19, 2020. There were no repurchases under this program during the three and nine months ended April 30, 2020 or 2019.

17. Revenue Recognition

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European segment include sales related to accessories and services, used vehicle sales at owned dealerships and RV rentals. All material revenue streams are considered point in time.

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2020	2019	2020	2019
Recreational vehicles
North American Towables
Travel Trailers and Other	$455,434	$734,028	$1,748,220	$2,031,291
Fifth Wheels	317,957	503,227	1,209,966	1,366,626
Total North American Towables	773,391	1,237,255	2,958,186	3,397,917
North American Motorized
Class A	96,849	201,927	384,055	602,689
Class C	144,826	242,912	561,424	609,798
Class B	22,362	14,399	78,127	49,444
Total North American Motorized	264,037	459,238	1,023,606	1,261,931
Total North America	1,037,428	1,696,493	3,981,792	4,659,848
European
Motorcaravan	380,023	506,964	1,044,178	506,964
Campervan	104,486	94,226	280,006	94,226
Caravan	65,790	100,741	196,731	100,741
Other RV-related	65,044	65,578	224,550	65,578
Total European	615,343	767,509	1,745,465	767,509
Total recreational vehicles	1,652,771	2,464,002	5,727,257	5,427,357
Other, primarily aluminum extruded components	45,632	69,506	176,943	198,468
Intercompany eliminations	(16,668)	(26,925)	(60,547)	(72,690)
Total	$1,681,735	$2,506,583	$5,843,653	$5,553,135

18. Accumulated Other Comprehensive Loss

The components of other comprehensive income (loss) ("OCI") and the changes in the Company's accumulated other comprehensive income (loss) ("AOCI") by component were as follows:

	Three Months Ended
	April 30, 2020				April 30, 2019
	Foreign Currency	Unrealized			Foreign Currency	Unrealized
	Translation	Gain (Loss) on			Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total	Adjustment	Derivative	Total
Balance at beginning of period	$(57,987)	$(13,418)	$(1,048)	$(72,453)	$—	$—	$—
OCI before reclassifications	(25,245)	(12,059)	—	(37,304)	(34,183)	(5,310)	(39,493)
Income taxes associated with OCI before reclassifications	—	2,792	—	2,792	—	1,283	1,283
Amounts reclassified from AOCI	—	1,979	—	1,979	—	337	337
Income taxes associated with amounts reclassified from AOCI	—	(475)	—	(475)	—	(91)	(91)
AOCI, net of tax	(83,232)	(21,181)	(1,048)	(105,461)	(34,183)	(3,781)	(37,964)
Less: AOCI attributable to noncontrolling interest	(1,237)	—	—	(1,237)	(73)	—	(73)
AOCI, net of tax, attributable to Thor Industries Inc.	$(81,995)	$(21,181)	$(1,048)	$(104,224)	$(34,110)	$(3,781)	$(37,891)

	Nine Months Ended
	April 30, 2020				April 30, 2019
	Foreign Currency	Unrealized			Foreign Currency	Unrealized
	Translation	Gain (Loss) on			Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total	Adjustment	Derivative	Total
Balance at beginning of period	$(47,078)	$(9,472)	$(1,048)	$(57,598)	$—	$—	$—
OCI before reclassifications	(36,154)	(19,885)	—	(56,039)	(34,183)	(5,310)	(39,493)
Income taxes associated with OCI before reclassifications	—	4,724	—	4,724	—	1,283	1,283
Amounts reclassified from AOCI	—	4,561	—	4,561	—	337	337
Income taxes associated with amounts reclassified from AOCI	—	(1,109)	—	(1,109)	—	(91)	(91)
AOCI, net of tax	(83,232)	(21,181)	(1,048)	(105,461)	(34,183)	(3,781)	(37,964)
Less: AOCI attributable to noncontrolling interest	(1,237)	—	—	(1,237)	(73)	—	(73)
AOCI, net of tax, attributable to Thor Industries Inc.	$(81,995)	$(21,181)	$(1,048)	$(104,224)	$(34,110)	$(3,781)	$(37,891)

The Company does not recognize deferred taxes for a majority of the foreign currency translation gains and losses because the Company does not anticipate reversal in the foreseeable future.

19. Impairment Charges

During the three months ended April 30, 2020, the Company completed the previously announced sale of certain assets, including certain trademarks, dealer network and production facilities, utilized to manufacture and sell horse trailers with living quarters. The Company also completed the sale of assets associated with a production facility (one campus composed of multiple buildings totaling approximately 400,000 square feet) utilized to manufacture certain towable RVs. The RV models previously produced at this facility continue to be produced at other, existing Company facilities. Both groups of assets were previously concluded to have met the criteria to be classified as held for sale. The Company previously recognized an aggregate non-cash impairment charge of $10,057 during the three months ended January 31, 2020 related to these assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all Dollar and Euro amounts are presented in thousands except share and per share data.

Forward-Looking Statements

This report includes certain statements that are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward-looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others, the extent and impact of the coronavirus pandemic and various governmental mandates imposed due to the pandemic on retail customer demand, our independent dealers, our supply chain, our production and the resulting impact on our consolidated results of operations, financial position, cash flows and liquidity; the effect of raw material and commodity price fluctuations; raw material, commodity or chassis supply restrictions; the impact of tariffs on material or other input costs; the level and magnitude of warranty claims incurred; legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers; the costs of compliance with governmental regulation; legal and compliance issues including those that may arise in conjunction with recently completed transactions; lower consumer confidence and the level of discretionary consumer spending, especially in the wake of the coronavirus pandemic; interest rate fluctuations; the potential impact of interest rate fluctuations on the general economy and specifically on our dealers and consumers; restrictive lending practices; management changes; the success of new and existing products, services and production facilities; consumer preferences; the ability to efficiently utilize existing production facilities; the pace of acquisitions and the successful closing, integration and financial impact thereof; the potential loss of existing customers of acquisitions; our ability to retain key management personnel of acquired companies; a shortage of necessary personnel for production; the loss or reduction of sales to key dealers; disruption of the delivery of units to dealers; increasing costs for freight and transportation; asset impairment charges; cost structure changes; competition; the impact of potential losses under repurchase or financed receivable agreements; the potential impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars; general economic, market and political conditions in the various countries in which our products are produced and/or sold; the impact of changing emissions and other regulatory standards in the various jurisdictions in which our products are produced and/or sold; and changes to our investment and capital allocation strategies or other facets of our strategic plan. Additional risks and uncertainties surrounding the acquisition of Erwin Hymer Group SE ("EHG") include risks regarding the potential benefits of the acquisition and the anticipated operating synergies, the integration of the business, the impact of exchange rate fluctuations and unknown or understated liabilities related to the acquisition and EHG's business. These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2019 and in Item 1A of this quarterly report.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles ("RVs") in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar quarter ended March 31, 2020, Thor’s combined U.S. and Canadian market share was approximately 42.0% for travel trailers and fifth wheels combined and approximately 38.2% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's OEM-reporting countries, EHG's European market share for the calendar quarter ended March 31, 2020 was approximately 23.5% for motorcaravans and campervans combined and approximately 19.5% for caravans.

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

The COVID-19 coronavirus pandemic and the related governmental mandates, which have been instituted throughout North America and Europe beginning in our fiscal third quarter as a result of the pandemic, have negatively impacted our business, particularly our results of operations. Additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position as a direct or indirect result of the pandemic. These risks to our business are more fully described in Part II, item 1A “Risk Factors” of this Quarterly Report.

In March, we temporarily suspended production at all of our North American RV production facilities and temporarily suspended a substantial portion of our European RV production. Throughout late-April and May, Thor's companies in North America and Europe resumed operations, with the exception of our production facility in the UK which is expected to open in mid-June.

Beginning in March, and throughout the remainder of the third quarter, the Company furloughed or laid off a number of valuable team members, and many employees across the Company, including our executive officers, became subject to a temporary reduction in their cash compensation. During the third quarter, the Company also significantly reduced its discretionary spend and curtailed spending on most capital expenditure projects. The Company has proactively taken steps to maximize its financial position, as more fully described in the "Financial Condition and Liquidity" section of this Quarterly Report.

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

North American RV independent dealer inventory of Thor products as of April 30, 2020 decreased 20.1% to approximately 105,900 units, compared to approximately 132,500 units as of April 30, 2019.

Thor’s North American RV backlog as of April 30, 2020 decreased $3,909, or 0.3%, to $1,405,818 compared to $1,409,727 as of April 30, 2019.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	90,327	87,253	3,074	3.5
North American Motorized Units	10,077	12,723	(2,646)	(20.8)
Total	100,404	99,976	428	0.4

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar 2020 may not follow typical seasonal patterns as dealers adjust their inventory to the current demand by consumers in the near term following the disruption in the market in March and April 2020 as a result of the COVID-19 pandemic.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	69,881	79,183	(9,302)	(11.7)
North American Motorized Units	9,637	10,997	(1,360)	(12.4)
Total	79,518	90,180	(10,662)	(11.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American retail consumer demand has been growing since late April as many consumers recognize the benefits offered by the RV lifestyle which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the calendar quarters ended March 31, 2020 and 2019 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	38,778	39,768	(990)	(2.5)
North American Motorized Units	4,058	4,993	(935)	(18.7)
Total	42,836	44,761	(1,925)	(4.3)

Company North American Retail Statistics

Retail statistics of the Company's North American RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2020 and 2019 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	28,790	36,146	(7,356)	(20.4)
North American Motorized Units	3,678	3,955	(277)	(7.0)
Total	32,468	40,101	(7,633)	(19.0)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

The extent to which the COVID-19 pandemic may continue to adversely impact our business remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales remains optimistic. At least in the near-term, we believe consumers are likely to alter their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions. Future retail sales will continue to be dependent upon various economic conditions faced by consumers, especially in the wake of the coronavirus pandemic, such as the rate of unemployment, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel availability and prices.

A positive long-term outlook for the North American RV segment is supported by the exceptional benefits RVs provide. As supported by surveys conducted by Thor, RVIA and others, Americans love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want, and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments, and most importantly, deeply connecting with family and friends. Based on the increasing value consumers are placing on these factors, we expect to see long-term growth in the North American RV industry.

As we emerge from this health crisis, economic or industry-wide factors that will continue to affect our RV business include the costs of commodities, the impact of actual or threatened tariffs on commodity costs and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We have not experienced any significant unusual supply constraints from our North American chassis suppliers recently. The North American recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past. We believe that the current supply of chassis used in our North American motorized RV production is generally adequate for current production levels.

We have not experienced any significant or unusual supply constraints from our non-chassis raw material vendors either. We believe our North American raw material supply needs will continue to be met given the supply of raw materials we have on hand, the availability of raw materials at our major suppliers and the availability of many of those raw materials from alternate supply sources. If, however, the impact of the coronavirus on our raw material vendors increases or is prolonged, the availability of key components, including components sourced from one or a small group of suppliers, could be impacted which could have an adverse impact on the cost of such components or negatively impact our production output. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana or any of the other areas in which we, our suppliers or our customers operate become disproportionately impacted by the pandemic.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives original equipment manufacturer ("OEM") specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which makes up 23.6% and 8.1% of the caravan and motorcaravan (including campervans) European market for the calendar quarter ended March 31, 2020, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

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

Currently, independent dealer inventory levels of EHG products in Europe vary based on the location of the dealership, the length and depth of the pandemic and the governmental restrictions that are, or were, in place in those locations, the pace of returning to normal economic conditions, and the impact of the pandemic on consumer behavior. Generally, the current level of EHG inventory on hand at our independent dealer body is fresh and appropriate, or slightly high, for current demand trends. Historically, the first fiscal quarter is a seasonally slower quarter in Europe due to the European summer holiday season, while consumer demand in Europe for the remainder of the fiscal year typically aligns with the seasonal retail patterns experienced in the North American market. For the remainder of this calendar year, however, our European wholesale shipments may not follow typical seasonal patterns as dealers adjust their inventory to the specific demand levels they are experiencing and expect to experience in the near term.

Thor’s European RV backlog as of April 30, 2020 increased $116,104, or 16.9%, to $803,522 compared to $687,418 as of April 30, 2019.

European Industry Retail Statistics
Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Quarter Ended March 31,		%	Calendar Quarter Ended March 31,		%
	2020	2019	Change	2020	2019	Change
OEM Reporting Countries (1)	27,318	25,904	5.5	12,262	12,675	(3.3)
Non-OEM Reporting Countries (1)	3,023	4,426	(31.7)	4,511	6,026	(25.1)
Total	30,341	30,330	—	16,773	18,701	(10.3)

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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Quarter Ended March 31,		Increase	%
	2020	2019	(Decrease)	Change
Motorcaravan and Campervan	6,413	5,688	725	12.7
Caravan	2,394	2,794	(400)	(14.3)
Total OEM-Reporting Countries	8,807	8,482	325	3.8

(1) – Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the "OEM Reporting Countries."
Note: For comparison purposes, the totals reflected above include the pre-acquisition results of EHG for January 2019. In addition, data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries.

Our European operations offer a full lineup of leisure vehicles including caravans, urban campers, campervans and small-to-large motorcaravans. Our product offering is not limited to vehicles only but also includes accessories and services, including vehicle rentals. In addition, EHG addresses its end customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, EHG intends to expand its customer reach, in particular, to new and younger consumer segments.

The European outlook for future growth in RV retail sales depends upon various economic conditions in the respective countries in which it sells. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market and changes in tax rates influence retail sales. More recently, we are beginning to see consumers weigh safety considerations in their travel planning and buying decisions. Our long-term outlook for future growth in retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Historically, EHG and their dealers have marketed EHG’s recreational vehicles through numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Due to the current pandemic and on-going efforts to limit its spread, it is uncertain when governmental officials will allow such fairs to occur. The protection of the health of our employees, customers and dealer-partners is our top priority. As a result, EHG has announced the cancellation of their participation in all trade fairs and major events planned for the remainder of calendar 2020.

In place of the trade fairs, EHG will further strengthen and expand their digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With over 1,200 dealer-partners in Germany and throughout Europe, the EHG brands have one of the strongest and most professionally structured dealer and service networks.

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

In Europe, we have recently experienced some supply constraints from our chassis manufacturers as well as certain component parts from our non-chassis raw material vendors. We anticipate these constraints could last until the end of our fiscal year 2020. Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for most component parts. If, however, the impact of the coronavirus on our vendors increases or is prolonged, the availability of key components such as chassis could be impacted beyond the end of our fiscal year, which could have a negative impact on our production output entering fiscal 2021. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and becomes effective starting January 2021 on all new vehicles, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

NET SALES:	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$773,391	$1,237,255	$(463,864)	(37.5)
North American Motorized	264,037	459,238	(195,201)	(42.5)
Total North America	1,037,428	1,696,493	(659,065)	(38.8)
European	615,343	767,509	(152,166)	(19.8)
Total recreational vehicles	1,652,771	2,464,002	(811,231)	(32.9)
Other	45,632	69,506	(23,874)	(34.3)
Intercompany eliminations	(16,668)	(26,925)	10,257	38.1
Total	$1,681,735	$2,506,583	$(824,848)	(32.9)

# OF UNITS:
Recreational vehicles
North American Towables	28,233	45,845	(17,612)	(38.4)
North American Motorized	2,885	5,277	(2,392)	(45.3)
Total North America	31,118	51,122	(20,004)	(39.1)
European	13,668	17,449	(3,781)	(21.7)
Total	44,786	68,571	(23,785)	(34.7)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$108,757	14.1	$179,612	14.5	$(70,855)	(39.4)
North American Motorized	26,671	10.1	47,463	10.3	(20,792)	(43.8)
Total North America	135,428	13.1	227,075	13.4	(91,647)	(40.4)
European	62,559	10.2	53,981	7.0	8,578	15.9
Total recreational vehicles	197,987	12.0	281,056	11.4	(83,069)	(29.6)
Other, net	7,646	16.8	11,374	16.4	(3,728)	(32.8)
Total	$205,633	12.2	$292,430	11.7	$(86,797)	(29.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$49,590	6.4	$66,032	5.3	$(16,442)	(24.9)
North American Motorized	14,437	5.5	21,010	4.6	(6,573)	(31.3)
Total North America	64,027	6.2	87,042	5.1	(23,015)	(26.4)
European	49,597	8.1	67,761	8.8	(18,164)	(26.8)
Total recreational vehicles	113,624	6.9	154,803	6.3	(41,179)	(26.6)
Other	2,819	6.2	2,282	3.3	537	23.5
Corporate	11,704	—	19,898	—	(8,194)	(41.2)
Total	$128,147	7.6	$176,983	7.1	$(48,836)	(27.6)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended April 30, 2020	% of Segment Net Sales	Three Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$49,261	6.4	$103,715	8.4	$(54,454)	(52.5)
North American Motorized	10,915	4.1	25,185	5.5	(14,270)	(56.7)
Total North America	60,176	5.8	128,900	7.6	(68,724)	(53.3)
European	(242)	—	(30,947)	(4.0)	30,705	99.2
Total recreational vehicles	59,934	3.6	97,953	4.0	(38,019)	(38.8)
Other, net	3,996	8.8	7,868	11.3	(3,872)	(49.2)
Corporate	(42,701)	—	(64,298)	—	21,597	33.6
Total	$21,229	1.3	$41,523	1.7	$(20,294)	(48.9)

ORDER BACKLOG:	As of April 30, 2020	As of April 30, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$857,866	$896,024	$(38,158)	(4.3)
North American Motorized	547,952	513,703	34,249	6.7
Total North America	1,405,818	1,409,727	(3,909)	(0.3)
European	803,522	687,418	116,104	16.9
Total	$2,209,340	$2,097,145	$112,195	5.3

CONSOLIDATED

The decrease of $824,848 in consolidated net sales is primarily attributable to the economic impact of the COVID-19 pandemic, which started in the middle of the current-year period. Approximately 36.6% of the Company's net sales for the quarter ended April 30, 2020 were transacted in a currency other than the U.S. dollar. The Company's most material exposure is sales in Euros. Of the $824,848, or 32.9%, decrease in consolidated net sales, $19,797, or 2.6%, of the change reflects the impact of the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended April 30, 2020 decreased $86,797, or 29.7%, compared to the three months ended April 30, 2019. The decrease in gross profit is primarily due to the decrease in net sales compared to the prior-year quarter primarily driven by the impact of COVID-19, partially offset by the prior-year period including $61,418 of purchase accounting adjustments related to the European recreational vehicle segment. Consolidated gross profit was 12.2% of consolidated net sales for the three months ended April 30, 2020 and 11.7% for the three months ended April 30, 2019, with the increase in percentage primarily due to the impact of the prior-year period purchase accounting adjustment noted above, partially offset by the decrease in net sales, which increased the manufacturing overhead cost percentage to sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the three months ended April 30, 2020 decreased $48,836, or 27.6%, compared to the three months ended April 30, 2019.

Amortization of intangible assets expense for the three months ended April 30, 2020 decreased $1,180 compared to the three months ended April 30, 2019, primarily due to lower dealer network amortization as compared to the prior-year period, as dealer network amortization is based on the Discounted Cash Flow method and decreases over time.

Income before income taxes for the three months ended April 30, 2020 was $21,229, as compared to $41,523 for the three months ended April 30, 2019, a decrease of $20,294 primarily driven by the COVID-19 related decrease in net sales, partially offset by the prior-year period including $61,418 in purchase accounting adjustments related to the European recreational vehicle segment and $13,363 in acquisition-related costs.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, impairment charges, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $8,194 to $11,704 for the three months ended April 30, 2020 compared to $19,898 for the three months ended April 30, 2019, a decrease of 41.2%. This decrease is primarily related to decreased compensation costs, including a decrease in deferred compensation expense of $8,678, which relates to the equal and offsetting increase in other expense related to the deferred compensation plan assets as noted below. In addition, incentive compensation also decreased $2,320 due to the reduction in income before income taxes as a result of the COVID-19 driven net sales reduction. These decreases were partially offset by an increase of $1,203 in legal and professional costs, primarily due to professional fees related to the integration of the EHG operations, and group insurance costs also increased $722.

Corporate interest and other income and expense was $30,997 of net expense for the three months ended April 30, 2020 compared to $31,037 of net expense for the three months ended April 30, 2019. This decrease in net expense of $40 was impacted by a decrease in interest expense and fees of $7,395 on the debt facilities related to the EHG acquisition due to the reduction in the outstanding debt balances and reduced interest rates compared to the prior-year period, a gain of $978 on the early extinguishment of debt and a gain of $463 related to the acquisition of the Togo Group as discussed in Note 2 to the Condensed Consolidated Financial Statements. These income items were almost entirely offset by the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income, which resulted in expense, net of $5,316 in the current-year period as compared to income, net of $3,362 in the prior-year period, a net increase in expense of $8,678.

Acquisition-related costs were $13,363 for the three months ended April 30, 2019. This total included costs of $16,293, consisting primarily of bank fees, professional and advisory integration fees, and the write-off of the remaining unamortized debt fees of $3,794 related to the Company's previous asset-based facility that was terminated on February 1, 2019 in conjunction with the new financing obtained with the EHG acquisition. These costs were partially offset by a gain of $2,930 from the change in the fair value of the foreign currency forward contract on February 1, 2019 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

The overall effective income tax rate for the three months ended April 30, 2020 was (7.3)% compared with 24.3% for the three months ended April 30, 2019. The primary reason for the decrease in the overall effective income tax rate between the comparable periods was certain foreign rate differences and the mix of earnings between foreign and domestic. The global impact of COVID-19 in the three months ended April 30, 2020 negatively impacted the Company’s income before income taxes while certain interest income not subject to corporate income tax had a significantly greater impact on the effective tax rate in relation to reduced fiscal year pre-tax income.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2020 compared to the three months ended April 30, 2019:

	Three Months Ended April 30, 2020	% of Segment Net Sales	Three Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$455,434	58.9	$734,028	59.3	$(278,594)	(38.0)
Fifth Wheels	317,957	41.1	503,227	40.7	(185,270)	(36.8)
Total North American Towables	$773,391	100.0	$1,237,255	100.0	$(463,864)	(37.5)

	Three Months Ended April 30, 2020	% of Segment Shipments	Three Months Ended April 30, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	21,518	76.2	35,226	76.8	(13,708)	(38.9)
Fifth Wheels	6,715	23.8	10,619	23.2	(3,904)	(36.8)
Total North American Towables	28,233	100.0	45,845	100.0	(17,612)	(38.4)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers and Other						0.9
Fifth Wheels						—
Total North American Towables						0.9

The decrease in total North American towables net sales of 37.5% compared to the prior-year quarter resulted from a 38.4% decrease in unit shipments and a 0.9% increase in the overall net price per unit due to the impact of changes in product mix and price. The decrease in unit sales was primarily attributable to the impact of the COVID-19 pandemic on current-year shipments. According to statistics published by RVIA, for the three months ended April 30, 2020, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 33.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2020 and 2019, our North American market share for travel trailers and fifth wheels combined was 42.0% and 46.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 0.9% was primarily due to changes in product mix and selective net price increases since the prior-year quarter.

Cost of products sold decreased $393,009 to $664,634, or 85.9% of North American towables net sales, for the three months ended April 30, 2020 compared to $1,057,643, or 85.5% of North American towables net sales, for the three months ended April 30, 2019. The changes in material, labor, freight-out and warranty costs comprised $378,412 of the $393,009 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 77.5% for the three months ended April 30, 2020 compared to 79.0% for the three months ended April 30, 2019, primarily as a result of improvements in the material and labor cost percentages. The improvement in the material cost percentage is primarily due to favorable product mix, selective net price increases and stable material costs since the prior-year period. Total manufacturing overhead decreased $14,597, primarily due to employee cost reduction initiatives in response to the COVID-19 pandemic in the current-year period, but increased as a percentage of North American towables net sales from 6.5% to 8.4% as the decreased sales resulted in higher overhead costs per unit sold.

North American towables gross profit decreased $70,855 to $108,757, or 14.1% of North American towables net sales, for the three months ended April 30, 2020 compared to $179,612, or 14.5% of North American towables net sales, for the three months ended April 30, 2019. The decrease in gross profit was driven by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $49,590, or 6.4% of North American towables net sales, for the three months ended April 30, 2020 compared to $66,032, or 5.3% of North American towables net sales, for the three months ended April 30, 2019. The primary reason for the $16,442 decrease was the decrease in North American towables net sales and income before income taxes, which, along with employee cost reduction measures taken in response to the COVID-19 pandemic, caused related commissions, incentive and other compensation to decrease by $12,999. Sales-related travel, advertising and promotional costs also decreased by $4,181. The increase in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the reduction in net sales.

North American towables income before income taxes was $49,261, or 6.4% of North American towables net sales, for the three months ended April 30, 2020 compared to $103,715 or 8.4% of North American towables net sales, for the three months ended April 30, 2019. The primary reason for the decrease in North American towables income before income taxes was the decrease in North American towables net sales driven by the COVID-19 pandemic, and the primary reason for the decrease in percentage were the increases in the cost of products sold and selling, general and administrative expense percentages noted above. Amortization expense as a percentage of sales also increased due to the decrease in North American towables net sales.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2020 compared to the three months ended April 30, 2019:

	Three Months Ended April 30, 2020	% of Segment Net Sales	Three Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$96,849	36.7	$201,927	44.0	$(105,078)	(52.0)
Class C	144,826	54.9	242,912	52.9	(98,086)	(40.4)
Class B	22,362	8.4	14,399	3.1	7,963	55.3
Total North American Motorized	$264,037	100.0	$459,238	100.0	$(195,201)	(42.5)

	Three Months Ended April 30, 2020	% of Segment Shipments	Three Months Ended April 30, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	795	27.6	1,657	31.4	(862)	(52.0)
Class C	1,910	66.2	3,522	66.7	(1,612)	(45.8)
Class B	180	6.2	98	1.9	82	83.7
Total North American Motorized	2,885	100.0	5,277	100.0	(2,392)	(45.3)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						—
Class C						5.4
Class B						(28.4)
Total North American Motorized						2.8

The decrease in total North American motorized net sales of 42.5% compared to the prior-year quarter resulted from a 45.3% decrease in unit shipments and a 2.8% increase in the overall net price per unit due to the impact of changes in product mix and price. The decrease in unit shipments was primarily attributable to the impact of the COVID-19 pandemic on the current-year period shipments. According to statistics published by RVIA, for the three months ended April 30, 2020, combined North American motorhome wholesale unit shipments decreased 46.0% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2020 and 2019, our North American market share for motorhomes was 38.2% and 36.0%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class C product line of 5.4% was primarily due to the net impact of product mix changes and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 28.4% is primarily due to product mix as a result of the introduction of new, lower-priced models since the prior-year quarter.

Cost of products sold decreased $174,409 to $237,366, or 89.9% of North American motorized net sales, for the three months ended April 30, 2020 compared to $411,775, or 89.7% of North American motorized net sales, for the three months ended April 30, 2019. The changes in material, labor, freight-out and warranty costs comprised $169,859 of the $174,409 decrease primarily due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 83.2% for the three months ended April 30, 2020 compared to 84.9% for the three months ended April 30, 2019, with the decrease primarily due to decreases in both the material and labor cost percentages. Total manufacturing overhead decreased $4,550, primarily due to employee cost reduction initiatives in response to the COVID-19 pandemic in the current-year period, but increased as a percentage of North American motorized net sales from 4.8% to 6.7% as the decreased sales resulted in higher overhead costs per unit sold.

North American motorized gross profit decreased $20,792 to $26,671, or 10.1% of North American motorized net sales, for the three months ended April 30, 2020 compared to $47,463, or 10.3% of North American motorized net sales, for the three months ended April 30, 2019. The decrease in gross profit was driven by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $14,437, or 5.5% of North American motorized net sales, for the three months ended April 30, 2020 compared to $21,010, or 4.6% of North American motorized net sales, for the three months ended April 30, 2019. The primary reason for the $6,573 decrease was the decrease in North American motorized net sales and income before income taxes, which, along with employee cost reduction measures taken in response to the COVID-19 pandemic, caused related commissions, incentive and other compensation to decrease by $5,086. Sales-related travel, advertising and promotional costs also decreased by $798. The increase as a percentage of sales was due to the lower sales volumes.

North American motorized income before income taxes was $10,915, or 4.1% of North American motorized net sales, for the three months ended April 30, 2020 compared to $25,185, or 5.5% of motorized net sales, for the three months ended April 30, 2019. The primary reason for the decrease in North American motorized income before income taxes was the decrease in North American motorized net sales driven by the COVID-19 pandemic. The primary reason for this decrease in percentage was the increase in the selling, general and administrative expense percentage noted above. Amortization expense as a percentage of sales also increased due to the decrease in North American motorized net sales.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2020 compared to the three months ended April 30, 2019:

	Three Months Ended April 30, 2020	% of Segment Net Sales	Three Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$380,023	61.8	$506,964	66.1	$(126,941)	(25.0)
Campervan	104,486	17.0	94,226	12.3	10,260	10.9
Caravan	65,790	10.7	100,741	13.1	(34,951)	(34.7)
Other	65,044	10.5	65,578	8.5	(534)	(0.8)
Total European	$615,343	100.0	$767,509	100.0	$(152,166)	(19.8)

	Three Months Ended April 30, 2020	% of Segment Shipments	Three Months Ended April 30, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	6,905	50.5	9,029	51.7	(2,124)	(23.5)
Campervan	3,320	24.3	3,218	18.4	102	3.2
Caravan	3,443	25.2	5,202	29.9	(1,759)	(33.8)
Total European	13,668	100.0	17,449	100.0	(3,781)	(21.7)

IMPACT OF CHANGE IN PRODUCT MIX, FOREIGN CURRENCY CHANGES AND PRICE ON NET SALES:						% Change
European
Motorcaravan						(1.5)
Campervan						7.7
Caravan						(0.9)
Total European						1.9

The decrease in total European recreational vehicle net sales of 19.8% compared to the prior-year quarter resulted from a 21.7% decrease in unit shipments, primarily due to the impact of the COVID-19 pandemic on current-year shipments, and a 1.9% increase in the overall net price per unit due to the impact of changes in product mix and price. The sales decrease of $152,166 includes a decrease of $19,797, or 2.6%, due to a reduction in foreign exchange rates since the prior-year period

The 1.9% increase in the overall net price per unit includes the decrease of 2.6% related to the impact of foreign currency exchange rate changes on a constant-currency basis.

The decrease in the overall net price per unit within the Motorcaravan product line of 1.5% was primarily due to the reduction in foreign exchange rates from the prior-year period, partially offset by changes in product mix. The increase in the overall net price per unit within the Campervan product line of 7.7% was primarily due to the net impact of product mix changes, partially offset by the reduction in exchange rates. The decrease in the overall net price per unit within the Caravan product line of 0.9% is primarily due to the reduction in foreign exchange rates from the prior-year period, partially offset by the impact of product mix changes.

Cost of products sold decreased $160,744 to $552,784, or 89.8% of European recreational vehicle net sales, for the three months ended April 30, 2020 compared to $713,528, or 93.0% of European recreational vehicle net sales, for the three months ended April 30, 2019. The changes in material, labor, freight-out and warranty costs comprised $158,512 of the $160,744 decrease primarily due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 80.7% for the three months ended April 30, 2020 compared to 85.3% for the three months ended April 30, 2019, with the decrease primarily due to a decrease in the material cost percentage. This material cost percentage decrease was mainly attributable to purchase accounting charges totaling $61,418 included in the prior-year period, partially offset by changes in product mix. Total manufacturing overhead decreased $2,232 with the volume decrease but increased as a percentage of motorized net sales from 7.7% to 9.1% due to the lower sales volume driven by the COVID-19 pandemic.

European recreational vehicle gross profit increased $8,578 to 62,559, or 10.2% of European recreational vehicle net sales, for the three months ended April 30, 2020 compared to $53,981, or 7.0% of European recreational vehicle net sales, for the three months ended April 30, 2019. The increase in gross profit and gross profit as a percentage of European recreational vehicle net sales is primarily due to the negative impact of purchase accounting charges of $61,418 on the prior-year period gross profit, partially offset by the impact of the decrease in sales driven by the COVID-19 pandemic.

Selling, general and administrative expenses were $49,597, or 8.1% of European recreational vehicle net sales, for the three months ended April 30, 2020 compared to $67,761, or 8.8% of European recreational vehicle net sales, for the three months ended April 30, 2019. The primary reason for the $18,164 decrease was employee cost reduction measures taken in response to the COVID-19 pandemic, which caused compensation and benefits to decrease by $11,021. Sales-related travel, advertising and promotional costs also decreased by $2,306. These reductions also drove the reduction in selling, general and administrative expenses as a percentage of sales.

European recreational vehicle net loss before income taxes was $242, or approximately 0.0% of European recreational vehicle net sales, for the three months ended April 30, 2020 compared to a net loss of $30,947, or 4.0% of European recreational vehicle net sales, for the three months ended April 30, 2019. The primary reason for the decrease in loss before income taxes was the negative impact of $61,418 in purchase accounting charges included in cost of products sold in the prior-year period, partially offset by a reduction in income before income taxes resulting from the decrease in European recreational vehicle sales in the current-year period. The increase in percentage was primarily due to the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

Nine Months Ended April 30, 2020 Compared to the Nine Months Ended April 30, 2019

NET SALES:	Nine Months Ended April 30, 2020	Nine Months Ended April 30, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$2,958,186	$3,397,917	$(439,731)	(12.9)
North American Motorized	1,023,606	1,261,931	(238,325)	(18.9)
Total North America	3,981,792	4,659,848	(678,056)	(14.6)
European	1,745,465	767,509	977,956	127.4
Total recreational vehicles	5,727,257	5,427,357	299,900	5.5
Other	176,943	198,468	(21,525)	(10.8)
Intercompany eliminations	(60,547)	(72,690)	12,143	16.7
Total	$5,843,653	$5,553,135	$290,518	5.2

# OF UNITS:
Recreational vehicles
North American Towables	106,664	127,671	(21,007)	(16.5)
North American Motorized	11,178	13,735	(2,557)	(18.6)
Total North America	117,842	141,406	(23,564)	(16.7)
European	39,251	17,449	21,802	124.9
Total	157,093	158,855	(1,762)	(1.1)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$423,472	14.3	$429,814	12.6	$(6,342)	(1.5)
North American Motorized	105,647	10.3	127,975	10.1	(22,328)	(17.4)
Total North America	529,119	13.3	557,789	12.0	(28,670)	(5.1)
European	206,632	11.8	53,981	7.0	152,651	282.8
Total recreational vehicles	735,751	12.8	611,770	11.3	123,981	20.3
Other, net	35,099	19.8	29,512	14.9	5,587	18.9
Total	$770,850	13.2	$641,282	11.5	$129,568	20.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$178,738	6.0	$187,547	5.5	$(8,809)	(4.7)
North American Motorized	54,040	5.3	60,070	4.8	(6,030)	(10.0)
Total North America	232,778	5.8	247,617	5.3	(14,839)	(6.0)
European	186,226	10.7	67,761	8.8	118,465	174.8
Total recreational vehicles	419,004	7.3	315,378	5.8	103,626	32.9
Other	7,596	4.3	6,283	3.2	1,313	20.9
Corporate	52,368	—	43,084	—	9,284	21.5
Total	$478,968	8.2	$364,745	6.6	$114,223	31.3

INCOME (LOSS) BEFORE INCOME TAXES:	Nine Months Ended April 30, 2020	% of Segment Net Sales	Nine Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$207,009	7.0	$212,325	6.2	$(5,316)	(2.5)
North American Motorized	47,606	4.7	64,102	5.1	(16,496)	(25.7)
Total North America	254,615	6.4	276,427	5.9	(21,812)	(7.9)
European	(18,576)	(1.1)	(30,947)	(4.0)	12,371	40.0
Total recreational vehicles	236,039	4.1	245,480	4.5	(9,441)	(3.8)
Other, net	24,356	13.8	19,728	9.9	4,628	23.5
Corporate	(135,669)	—	(190,295)	—	54,626	28.7
Total	$124,726	2.1	$74,913	1.3	$49,813	66.5

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2020 increased $290,518, or 5.2%, compared to the nine months ended April 30, 2019. This increase is primarily attributable to incremental European net sales of $977,956, as the current year period includes nine months of operations as compared to three months in the prior-year period from the date of acquisition, largely offset by a decrease in net sales as a result of the COVID-19 impact on sales starting in March 2020. Consolidated gross profit for the nine months ended April 30, 2020 increased $129,568, or 20.2%, compared to the nine months ended April 30, 2019. The increase in gross profit is primarily due to incremental European gross profit for the period of $152,651. European prior-period gross profit was negatively impacted by $61,418 of purchase accounting adjustments. Consolidated gross profit was 13.2% of consolidated net sales for the nine months ended April 30, 2020 and 11.5% for the nine months ended April 30, 2019, with the increase in percentage primarily impacted by the North American towable recreational vehicle improvement to 14.3% from 12.6% and the improvement in European gross profit percentage to 11.8% compared with 7.0% last year.

Selling, general and administrative expenses for the nine months ended April 30, 2020 increased $114,223, or 31.3%, compared to the nine months ended April 30, 2019, with European incremental selling, general and administrative expenses accounting for $118,465 of the $114,223 increase.

Amortization of intangible assets expense for the nine months ended April 30, 2020 increased $22,269 compared to the nine months ended April 30, 2019, primarily due to incremental European amortization expense of $25,158, partially offset by lower North American dealer network amortization as compared to the prior-year period.

The impairment charges for the nine months ended April 30, 2020 of $10,057 relates to the North American Towables reportable segment as discussed in Note 19 to the Condensed Consolidated Financial Statements.

Income before income taxes for the nine months ended April 30, 2020 was $124,726, as compared to $74,913 for the nine months ended April 30, 2019, an increase of $49,813, or 66.5%.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, impairment charges, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $9,284 to $52,368 for the nine months ended April 30, 2020 compared to $43,084 for the nine months ended April 30, 2019, an increase of 21.5%. This increase includes an increase in legal and professional fees of $6,034, primarily due to professional fees related to the integration of the EHG operations, and sales and marketing costs increased $2,291 due to heightened corporate-wide marketing initiatives. Donations also increased $2,038, primarily due to a significant contribution to the National Forest Foundation in August 2019. These cost increases were partially offset by a decrease in deferred compensation expense of $3,711, which relates to the equal and offsetting increase in other income related to the deferred compensation plan assets as noted below.

Acquisition-related costs were $112,511 for the nine months ended April 30, 2019. These Corporate costs included a non-cash foreign currency forward contract loss of $70,777, with the remaining $41,734 consisting primarily of bank fees, ticking fees, legal, professional and advisory fees related to financial due diligence and implementation costs, regulatory review costs and the write-off of the remaining unamortized debt fees related to the Company's previous asset-based facility.

Corporate interest and other income and expense was $83,301 of net expense for the nine months ended April 30, 2020 compared to $34,700 of net expense for the nine months ended April 30, 2019. This increase in net expense of $48,601 is primarily due to an increase in interest expense and fees of $43,058 on the debt facilities related to the EHG acquisition. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in expense, net of $1,703 in the current-year period as compared to income, net of $2,008 in the prior-year period, a net increase in expense of $3,711.

The overall effective income tax rate for the nine months ended April 30, 2020 was 18.5% compared with 46.6% for the nine months ended April 30, 2019. The primary reason for the decrease in the overall effective income tax rate between the comparable periods was the non-deductible foreign currency forward contract loss of $70,777 that occurred in the nine months ended April 30, 2019, as discussed in Note 5 to the Condensed Consolidated Financial Statements. Under federal income tax law, the loss recognized for financial statement purposes was not deductible for federal income tax purposes.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019:

	Nine Months Ended April 30, 2020	% of Segment Net Sales	Nine Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$1,748,220	59.1	$2,031,291	59.8	$(283,071)	(13.9)
Fifth Wheels	1,209,966	40.9	1,366,626	40.2	(156,660)	(11.5)
Total North American Towables	$2,958,186	100.0	$3,397,917	100.0	$(439,731)	(12.9)

	Nine Months Ended April 30, 2020	% of Segment Shipments	Nine Months Ended April 30, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	81,164	76.1	97,945	76.7	(16,781)	(17.1)
Fifth Wheels	25,500	23.9	29,726	23.3	(4,226)	(14.2)
Total North American Towables	106,664	100.0	127,671	100.0	(21,007)	(16.5)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers and Other						3.2
Fifth Wheels						2.7
Total North American Towables						3.6

The decrease in total North American towables net sales of 12.9% compared to the prior-year period resulted from a 16.5% decrease in unit shipments partially offset by a 3.6% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in the overall towables net price per unit of 3.6% is slightly greater than the increases in the individual travel trailer and other and fifth wheel product categories of 3.2% and 2.7%, respectively, due to the slight increase in the concentration of sales of the higher-priced fifth wheel units. According to statistics published by RVIA, for the nine months ended April 30, 2020, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 13.5% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2020 and 2019, our North American market share for travel trailers and fifth wheels combined was 44.1% and 49.0%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer and other product lines of 3.2% and the fifth wheel product lines of 2.7% were both primarily due to changes in product mix and selective net price increases since the prior-year period.

Cost of products sold decreased $433,389 to $2,534,714, or 85.7% of North American towables net sales, for the nine months ended April 30, 2020 compared to $2,968,103, or 87.4% of North American towables net sales, for the nine months ended April 30, 2019. The changes in material, labor, freight-out and warranty costs comprised $418,666 of the $433,389 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 78.5% for the nine months ended April 30, 2020 compared to 80.7% for the nine months ended April 30, 2019, primarily as a result of improvements in the material, labor and warranty cost percentages. The improvement in the material cost percentage is primarily due to favorable product mix, selective net price increases and stable material costs since the prior-year period. The warranty cost percentage is lower due to favorable experience trends compared to the prior-year period. Total manufacturing overhead decreased $14,723, primarily due to employee cost reduction initiatives in response to the COVID-19 pandemic in the current-year period, but increased as a percentage of North American towables net sales from 6.7% to 7.2%, as the decreased sales resulted in higher overhead costs per unit sold.

North American towables gross profit decreased $6,342 to $423,472, or 14.3% of North American towables net sales, for the nine months ended April 30, 2020 compared to $429,814, or 12.6% of North American towables net sales, for the nine months ended April 30, 2019. The increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $178,738, or 6.0% of North American towables net sales, for the nine months ended April 30, 2020 compared to $187,547, or 5.5% of North American towables net sales, for the nine months ended April 30, 2019. The primary reason for the $8,809 decrease was decreased North American towables net sales and North American towables income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $3,735. Sales-related travel, advertising and promotional costs also decreased $4,503.

North American towables income before income taxes was $207,009, or 7.0% of North American towables net sales, for the nine months ended April 30, 2020 compared to $212,325 or 6.2% of North American towables net sales, for the nine months ended April 30, 2019. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above and a 0.3% increase due to the impairment charges discussed in Note 19 to the Condensed Consolidated Financial Statements.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019:

	Nine Months Ended April 30, 2020	% of Segment Net Sales	Nine Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$384,055	37.5	$602,689	47.8	$(218,634)	(36.3)
Class C	561,424	54.8	609,798	48.3	(48,374)	(7.9)
Class B	78,127	7.7	49,444	3.9	28,683	58.0
Total North American Motorized	$1,023,606	100.0	$1,261,931	100.0	$(238,325)	(18.9)

	Nine Months Ended April 30, 2020	% of Segment Shipments	Nine Months Ended April 30, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	3,111	27.8	4,721	34.4	(1,610)	(34.1)
Class C	7,434	66.5	8,668	63.1	(1,234)	(14.2)
Class B	633	5.7	346	2.5	287	82.9
Total North American Motorized	11,178	100.0	13,735	100.0	(2,557)	(18.6)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(2.2)
Class C						6.3
Class B						(24.9)
Total North American Motorized						(0.3)

The decrease in total motorized net sales of 18.9% compared to the prior-year period resulted from a 18.6% decrease in unit shipments and a 0.3% decrease in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the nine months ended April 30, 2020, combined North American motorhome wholesale unit shipments decreased 24.1% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2020 and 2019, our North American market share for motorhomes was 38.0% and 37.7%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 2.2% was primarily due to a lower concentration of sales of the generally larger and more expensive diesel units versus the more modestly-priced gas units compared to the prior-year period. The increase in the overall net price per unit within the Class C product line of 6.3% was primarily due to the net impact of product mix changes and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 24.9% is primarily due to product mix as a result of the introduction of new lower-priced models since the prior-year period.

Cost of products sold decreased $215,997 to $917,959, or 89.7% of motorized net sales, for the nine months ended April 30, 2020 compared to $1,133,956, or 89.9% of motorized net sales, for the nine months ended April 30, 2019. The changes in material, labor, freight-out and warranty costs comprised $209,568 of the $215,997 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales decreased to 84.2% for the nine months ended April 30, 2020 compared to 85.0% for the nine months ended April 30, 2019, with the decrease in percentage primarily due to lower material and labor cost percentages. Total manufacturing overhead decreased $6,429, primarily due to employee cost reduction initiatives in response to the COVID-19 pandemic in the current-year period, but increased as a percentage of North American motorized net sales from 4.9% to 5.5%, as the decreased sales resulted in higher overhead costs per unit sold.

Motorized gross profit decreased $22,328 to $105,647, or 10.3% of motorized net sales, for the nine months ended April 30, 2020 compared to $127,975, or 10.1% of motorized net sales, for the nine months ended April 30, 2019. The decrease in gross profit was due primarily to the 18.6% decrease in unit sales volume noted above, and the increase as a percentage of motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $54,040, or 5.3% of motorized net sales, for the nine months ended April 30, 2020 compared to $60,070, or 4.8% of motorized net sales, for the nine months ended April 30, 2019. The primary reason for the $6,030 decrease was the decrease in North American motorized net sales and income before income taxes, which, along with employee cost reduction measures taken in response to the COVID-19 pandemic, caused related commissions, incentive and other compensation to decrease by $5,781. The increase as a percentage of sales was due to the lower sales volumes.

Motorized income before income taxes was $47,606, or 4.7% of motorized net sales, for the nine months ended April 30, 2020 compared to $64,102, or 5.1% of motorized net sales, for the nine months ended April 30, 2019. The primary reason for the decrease in income before income taxes is due to the decrease in motorized net sales, and the decrease in percentage was primarily due to the increase in the selling, general and administrative expense percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019:

	Nine Months Ended April 30, 2020	% of Segment Net Sales	Nine Months Ended April 30, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,044,178	59.8	$506,964	66.1	$537,214	106.0
Campervan	280,006	16.0	94,226	12.3	185,780	197.2
Caravan	196,731	11.3	100,741	13.1	95,990	95.3
Other	224,550	12.9	65,578	8.5	158,972	242.4
Total European	$1,745,465	100.0	$767,509	100.0	$977,956	127.4

	Nine Months Ended April 30, 2020	% of Segment Shipments	Nine Months Ended April 30, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	19,787	50.4	$9,029	51.7	$10,758	119.1
Campervan	9,255	23.6	3,218	18.4	6,037	187.6
Caravan	10,209	26.0	5,202	29.9	5,007	96.3
Total European	39,251	100.0	$17,449	100.0	$21,802	124.9

IMPACT OF CHANGE IN PRODUCT MIX, FOREIGN CURRENCY CHANGES AND PRICE ON NET SALES:						% Change
European
Motorcaravan						(13.1)
Campervan						9.6
Caravan						(1.0)
Total European						2.5

The results for the nine months ended April 30, 2020 include nine months of the operations of EHG while the prior-year period only represents three months of operations following the date of EHG's acquisition. As a result, year-over-year comparisons for the nine-month periods are primarily explained within the analysis of changes in the European recreational vehicle segment with the Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019 section of Management's Discussion and Analysis in this report.

Financial Condition and Liquidity

As of April 30, 2020, we had $651,485 in cash and cash equivalents, of which $443,603 is held in the U.S. and the equivalent of $207,882, predominantly in Euros, was held in Europe, compared to $425,615 on July 31, 2019, of which $223,394 was held in the U.S. and the equivalent of $202,221, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $225,870 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operating activities of $237,269, as the impact of net cash used in investing activities and net cash provided by financing activities was a net decrease in cash of only $30,694.

Net working capital at April 30, 2020 was $822,508 compared to $589,032 at July 31, 2019. This increase is primarily attributable to the increase in cash and cash equivalents noted above. Capital expenditures of $77,302 for the nine months ended April 30, 2020 were made primarily for land and production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

As a result of the COVID-19 pandemic, in March and April 2020 there was significant uncertainty surrounding the impact and duration of that impact on the Company's results of operations, cash flows and financial position. The Company proactively took numerous steps to maximize its financial position including, but not limited to, temporary reductions in compensation costs and discretionary operating expenses, limiting capital expenditures and drawing upon funds available under the Company's asset-based credit agreement.

On March 23, 2020, the Company borrowed $250 million under the ABL Credit Agreement as a precautionary measure to secure its liquidity position and provide financial flexibility given the uncertain market conditions as a result of COVID-19. At April 30, 2020, the Company also had outstanding 50 million Euro which was drawn under the ABL Credit Agreement prior to March 23, 2020. Following the quarter, we paid off the majority of these balances, as further discussed below.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents, and funds generated from operations, along with funds available under the revolving asset-based credit facility will be sufficient to fund expected operational requirements for the foreseeable future.

Our main short-term priorities for the use of current and future available cash generated from operations are reducing indebtedness and paying regular dividends. Our long-term priorities also include funding our growth both organically and, over time, through acquisition, and maintaining and growing our regular dividends over time. We will also consider strategic and opportunistic repurchases of shares under the share repurchase program, as discussed in Note 16 to the Condensed Consolidated Financial Statements, and special dividends or other strategic share repurchases, as determined by the Company’s Board.

Subsequent to April 30, 2020, we made principal payments of $250,000 and 30,000 Euro to pay off the majority of the asset-based credit facility. The asset-based credit facility is discussed in more detail in Note 12 to the Condensed Consolidated Financial Statements. As of June 5, 2020, our related outstanding balance on the asset-based credit facility was as follows:

	June 5, 2020	April 30, 2020
Asset-based credit facility	$22,600	$304,380

We anticipate capital expenditures during the remainder of fiscal 2020 for the Company ranging from approximately $20,000 to $25,000, primarily for the completion of certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2020 was $237,269 as compared to net cash provided by operating activities of $175,802 for the nine months ended April 30, 2019.

For the nine months ended April 30, 2020, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment and stock-based compensation) provided $299,634 of operating cash. The change in net working capital used $62,365 of operating cash during that period, primarily due to a reduction in accounts payable and accrued liabilities, partially offset by a reduction in accounts receivable as shipments in April 2020 were significantly reduced due to the impact of the COVID-19 pandemic.

For the nine months ended April 30, 2019, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, foreign currency forward contract loss, deferred income tax benefit and stock-based compensation) provided $228,165 of operating cash. The changes in working capital used $52,363 of operating cash during that period, due in part to an increase in finished goods inventory due to January 2019 month-end shipments being delayed due to severe weather conditions, and a decrease in accounts payable due to the timing of payments for inventory. Incentive compensation payables also decreased due to reduced income before income taxes, and estimated income tax payments exceeded the income tax provision during the period as well. All these decreases were mostly offset by a reduction in accounts receivable due to reduced sales levels.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2020 was $55,687, primarily due to capital expenditures of $77,302, partially offset by proceeds from the dispositions of property, plant and equipment of $26,854.

Net cash used in investing activities for the nine months ended April 30, 2019 was $1,817,072, primarily due to $1,658,577 in cash used to acquire EHG and capital expenditures of $83,749.

Financing Activities

Net cash provided by financing activities for the nine months ended April 30, 2020 was $24,993, consisting primarily of $379,222 in borrowings on the revolving credit facilities, mostly offset by $284,435 in debt payments. Additionally, the Company made its regular quarterly dividend payments of $0.40 per share for each of the first three quarters of fiscal 2020 totaling $66,239.

Net cash provided by financing activities for the nine months ended April 30, 2019 was $1,855,544, consisting primarily of $2,195,018 borrowed in connection with the EHG acquisition, partially offset by $196,779 in debt payments, $69,220 paid for debt issuance costs related to the EHG acquisition, and regular quarterly cash dividend payments of $0.39 per share for each of the first three quarters of fiscal 2019 totaling $62,664.

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

The Company also holds $826,579 of debt denominated in Euros at April 30, 2020. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our April 30, 2020 debt balance by approximately $82,658.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of April 30, 2020, the Company has $715,000 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at April 30, 2020, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 22.5% of our weighted-average interest rate at April 30, 2020) would result in an estimated $12,700 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended April 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and governmental reactions to COVID-19 had a sudden and material negative impact on our business and results of operations in our fiscal third quarter of 2020. In addition, our stock price has experienced volatility. The continuation of the pandemic and the responses by governments to contain the spread of the virus could continue to have a negative impact on our business, results of operations, financial position and stock price in future periods.

COVID-19 and the related governmental mandates implemented to slow its spread in North America and Europe had a material negative impact on our business and results of operations in our fiscal third quarter of 2020 due to the occurrence of the following events and circumstances, among others:
•Retail consumers, who, in many locations, were under strict shelter-in-place requirements, were limited in their ability to buy our products from our dealers.
•The operations of our independent dealers were disrupted as many of them were required to close their showrooms and consumers were under orders to remain at home. Due to dealer closures, sales and shipments of our products to them were delayed in March and April.
•We temporarily shut down our production facilities to protect our employees, comply with governmental mandates, and respond to the lack of ability to ship product due to dealers also temporarily being closed.
•Our indebtedness increased due to increased borrowing. The borrowings under the ABL that were incurred in the third quarter were done out of an abundance of caution to maintain maximum flexibility in a period of high uncertainty and were repaid after quarter end. Nonetheless, the Company may again undertake additional borrowings should COVID-19 related or other circumstances merit such borrowings.

The ongoing effects of COVID-19 may continue to, directly or indirectly, disrupt our business due to the occurrence of the following events or circumstances, among others:

•The operations of our suppliers may be disrupted, negatively impacting the price we are required to pay to acquire raw material inputs, or limiting our production output due to a lack of key material components in sufficient quantities.
•The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain, workforce and other COVID-19 related risks, should northern Indiana or any of the other areas in which we, our suppliers or our customers operate become disproportionately impacted by the pandemic. Certain news outlets have identified Elkhart County, Indiana as a potential COVID-19 hotspot.
•If the pandemic becomes worse, or reappears in future periods, our labor force may be negatively impacted which would negatively impact our ability to produce units.
•If governmental mandates imposed to slow the spread of the virus are extended or get reinstated in future periods, the demand from consumers may be negatively impacted.
•We may incur larger than average repurchase obligations if there is an increase in the number of financing defaults by our independent dealers.
•The fair value of our tangible and intangible assets, including goodwill, may decline below carrying value on our balance sheet. We are required to perform an impairment assessment annually or when events or changes in circumstances indicate that an impairment may have occurred.
•If needed in the future, we may not be able to raise capital efficiently, or at all, due to illiquidity in the global credit markets, perceived higher risk in the consumer discretionary market, perceived reduction in the value of our assets or other factors.
•Our dividend payments may be reduced or eliminated.
•The market price of our common stock may drop or remain volatile.

The COVID-19 pandemic has not yet been fully contained. The future severity of the pandemic and the extent of a negative impact it may have, directly or indirectly, on the economies that we operate in and sell into cannot be fully foreseen at this time. The longer the pandemic continues, the higher the potential that additional negative impacts on our business could occur, some of which we cannot now foresee.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended April 30, 2020 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	June 8, 2020	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	June 8, 2020	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer