Form 10-K
period 2020-07-31
THOR INDUSTRIES INC
filed 2020-09-28
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)
Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2020 was approximately $4.265 billion based on the closing price of the registrant’s common shares on January 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Form 10-K for the fiscal year ended July 31, 2019 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. The exclusion of such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of shares of the registrant’s common stock outstanding as of September 16, 2020 was 55,198,756.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 18, 2020 are incorporated by reference in Part III of this Annual Report on Form 10-K.

iii

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

Our principal North American recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), Thor Motor Coach, Inc. (“Thor Motor Coach”), Keystone RV Company (“Keystone”, which includes CrossRoads and Dutchmen), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Cruiser RV, LLC (“CRV”) and DRV, LLC (“DRV”)), K.Z., Inc. (“KZ”, which includes Venture RV) and Jayco, Inc. (“Jayco”, which includes Jayco, Starcraft, Highland Ridge and Entegra Coach).

Our European recreational vehicle operations include eight RV production facilities producing numerous brands within Europe, including Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore.

Acquisitions

Fiscal 2020

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

Effective March 23, 2020 the Company and thl reached an agreement (the “2020 Agreement”) whereby the Company agreed to pay thl $6,000 on August 1, 2020 and, in return, obtained additional ownership interest in Togo Group. In addition, certain assets or rights to assets historically owned by Togo Group were distributed to thl in exchange for a corresponding reduction in thl’s ownership interest in Togo Group. As a result of the 2020 Agreement, Thor has a 73.5% controlling interest in Togo Group and the power to direct the activities of Togo Group. Since the effective date of the 2020 Agreement, the operating results, balance sheet accounts and cash flow activity of Togo Group are consolidated within the Company's Consolidated Financial Statements.

The operations of Togo Group are focused on digital solutions primarily for the North American market related to travel and RV use, with expansion into other regions anticipated in future periods. Togo Group is managed as a stand-alone operating entity.

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

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a seven-year, $2.1 billion term loan, with an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a five-year, $750 million asset-based credit facility (“ABL”), each as more fully described in Note 12 to the Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

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

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, Globetrotter, International, Flying Cloud, Caravel, Bambi and Basecamp. Airstream also sells the Interstate and Atlas series of Class B motorhomes.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A and Class C motorhomes. Its products are sold under trade names such as Four Winds, Freedom Elite, Majestic, Hurricane, Chateau, Windsport, Axis, Vegas, Tuscany, Palazzo, Aria, Quantum, Compass, Gemini and A.C.E. Thor Motor Coach also manufactures and sells Class B motorhomes under the trade names Sequence and Tellaro.

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

Heartland

Heartland manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Heartland, Cruiser RV and DRV. Heartland, including Cruiser RV and DRV, manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Elkridge, Trail Runner, North Trail, Cyclone, Torque, Prowler, Milestone, Shadow Cruiser, Lithium, MPG, Radiance, Sundance and Stryker and luxury fifth wheels under the trade name DRV Mobile Suites.

KZ

KZ manufactures and sells conventional travel trailers and fifth wheels and includes the operations of KZ and Venture RV. KZ manufactures and sells conventional travel trailers and fifth wheels under trade names such as Escape, Sportsmen, Connect, Venom, Gold, Durango, and Sportster, while Venture RV manufactures and sells conventional travel trailers under trade names such as Stratus, SportTrek and Sonic.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle, Pinnacle and Talon, and also manufactures Class A and Class C motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells conventional travel trailers and fifth wheels under trade names such as Autumn Ridge and Telluride. Highland Ridge manufactures and sells conventional travel trailers and fifth wheels under trade names such as Highlander, Mesa Ridge and Open Range. Entegra Coach manufactures and sells Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone and Class C and A motorhomes under trade names such as Odyssey, Esteem, and Emblem.

European Recreational Vehicles

Thor, through its EHG operating subsidiaries, is currently one of the largest manufacturers of caravans and motorcaravans in Europe according to the European Caravan Foundation (“ECF”).

Erwin Hymer Group (EHG)

EHG manufactures towable and motorized recreational vehicles, including motorcaravans, caravans, campervans and urban vehicles in eight RV production facilities within Europe. EHG produces and sells numerous brands within Europe, such as Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

Other

Postle

Postle Operating, LLC ("Postle") manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Togo Group

Togo Group develops and provides innovative digital products and services that empower travelers to more easily own and maintain recreational vehicles, as well as discover, book, and navigate road trips.

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Venture RV). The North American Motorized Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach. The European Recreational Vehicles reportable segment consists solely of the EHG business, as discussed in Note 2 to the Consolidated Financial Statements. EHG manufactures a full line of towable and motorized recreational vehicles, including motorcaravans, caravans, campervans and urban vehicles in eight RV production facilities within Europe.

The operations of the Company’s Postle and Togo Group subsidiaries are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s North American towable and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of extrusion components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by certain U.S.-based operating subsidiaries.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towables	$4,140,482	50.7	$4,558,451	58.0	$6,008,700	72.1
North American Motorized	1,390,098	17.0	1,649,329	21.0	2,146,315	25.8
European (1)	2,485,391	30.4	1,486,978	18.9	—	—
Total recreational vehicles	8,015,971	98.1	7,694,758	97.9	8,155,015	97.9
Other	234,481	2.9	263,374	3.3	305,947	3.7
Intercompany eliminations	(82,519)	(1.0)	(93,374)	(1.2)	(132,053)	(1.6)
Total	$8,167,933	100.0	$7,864,758	100.0	$8,328,909	100.0

(1)The European totals include 12 months of operations of EHG in FY 2020 and 6 months of operations in FY 2019 from the February 1, 2019 acquisition date.

For additional information regarding our segments, see Note 3 to the Consolidated Financial Statements.

Recreational Vehicles

Overview

We manufacture a wide variety of recreational vehicles in the United States and Europe and sell those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. North American recreational vehicle classifications are based upon standards established by the RV Industry Association (“RVIA”). The principal types of recreational vehicles that we produce in North America include conventional travel trailers and fifth wheels as well as Class A, Class C and Class B motorhomes. In Europe, we produce numerous types of towable and motorized recreational vehicles, including caravans, motorcaravans, campervans, urban vehicles and other RV-related products and services.

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for camping, vacationing and other purposes. Within North America we produce “conventional” and “fifth wheel” travel trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to a receiver in the bed area of the pickup truck.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be utilized without being attached to utilities.

Within North America, Class A motorhomes, generally constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford, Freightliner and The Shyft Group. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are generally built on a Ford, General Motors or Mercedes Benz small truck or van chassis, which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for camping, vacationing and other purposes.

In Europe, a caravan is a travel trailer which is a non-motorized vehicle designed to be towed by passenger automobiles, SUVs or vans. Caravans provide comfortable, self-contained living facilities for camping, vacationing and other purposes. In Europe, the focus is on light and small caravans that can even be towed by small passenger cars.

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

An integrated motorcaravan contains driving and passenger space that is completely integrated into the vehicle, along with the living area, which creates a great feeling of openness. The driver/passenger and living areas are made of one compartment and form a single unit.

A semi-integrated motorcaravan is one whose cab (driver/passenger compartment) belongs to the chassis. This means that the existing driver/passenger area is complemented by an attached living area. As a result, the advantages of the basic vehicle are enhanced by mobile living.

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

Production

In order to minimize finished inventory, our recreational vehicles in both North America and Europe are generally produced to dealer order. Our facilities are designed to provide efficient assembly-line manufacturing of products. In North America and Europe, capacity increases can generally be achieved relatively quickly and at relatively low cost, largely by acquiring, leasing, or building additional facilities and equipment and increasing the number of production employees. In North America, capacity decreases can generally be achieved relatively quickly and at relatively low cost, mainly by decreasing the number of production employees. In Europe, short-term capacity decreases can generally be achieved by adjusting work schedules and reducing the number of contract and temporary workers.

We purchase many of the components used in the production of our recreational vehicles in finished form. The principal raw materials used in the manufacturing processes for motorhomes, including motorcaravans, campervans and urban vehicles, and travel trailers, including caravans, are chassis, aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers.

Our relationship with our chassis suppliers is similar to our other RV vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, chassis manufacturers resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are generally based on the volume of chassis previously purchased. While we are not dependent on any one supplier, we do depend on a consistent supply of chassis from a limited number of chassis suppliers. Sales of motorhomes rely on these chassis.

Following the COVID-19 related shut-down we experienced in our third fiscal quarter, during our fourth quarter we began to experience certain supply constraints and intermittent, short-term delays related to the delivery of certain component parts, including chassis, that are necessary to the production of our units. Through July 31, 2020 those disruptions were generally short-term in nature and limited in scope. We managed to continue production by shifting our production schedules, securing alternative supplies of the needed parts and taking other proactive actions. Subsequent to July 31, 2020, due to the heightened demand within the RV industry and other related industries that utilize some of the same component parts, we continue to face supply constraints of various component parts. This situation is fluid, with the items experiencing shortages changing frequently as disruptions caused by COVID-19 are impacting the entire supply chain as well as the transportation of those items. If the supply constraints become more significant, longer term in nature or are not limited in scope; if industry demand continues to increase faster than the suppliers can respond; or if other factors were to impact the suppliers’ ability to supply our production needs, our business and results of operations could be adversely affected. We are continuing to take proactive actions to limit the impact of these supply constraints and delays on our production and sales.

Generally, our North American and European RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering and technological improvements.

Seasonality

Since recreational vehicles are used primarily by vacationers and campers, our recreational vehicle sales tend to be seasonal and, in most geographical areas, tend to be lower during the winter months than in other periods. As a result, our recreational vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year. However, industry wholesale shipments in calendar 2020 may not follow typical seasonal patterns as dealers adjust their inventory to the current demand by consumers in the near term following the increased market demand as a result of the COVID-19 pandemic.

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sell to their own network of independent dealers, with many dealers carrying more than one of our product lines, as well as products from other manufacturers. As of July 31, 2020, there were approximately 2,300 dealership locations carrying our products in the U.S. and Canada and approximately 1,000 dealership locations carrying our products throughout Europe. We believe that the working relationships between the management and sales personnel of our operating entities and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate three company-owned dealerships. Approximately 30% of the independent European dealers sell EHG brands exclusively.

Each of our recreational vehicle operating subsidiaries has an independent wholesale sales force that works directly with dealers. Typically, there are a number of wholesale shows held during the year in key locations within the United States and Europe. These shows allow dealers to view new and existing products as well as place orders. Due to the current pandemic and ongoing efforts to limit its spread, we do not expect to attend any major wholesale shows for at least the remainder of calendar 2020. Based on our backlog as of July 31, 2020, we do not believe that the lack of these wholesale shows will have a material, negative impact to our near-term operations.

Historically, the most important retail sales events occur at various consumer recreational vehicle shows or trade fairs which take place throughout the year at different locations across the United States, Canada and Europe. However, due to the current pandemic and ongoing efforts to limit its spread, most retail show sponsors and dealers have cancelled these shows for at least the near-term future. We do not expect the lack of these shows to have a negative impact on our sales in the near-term due to increased digital marketing activities by both our operating units and the dealers of our units. We also benefit in the United States from the recreational vehicle awareness advertising and marketing programs sponsored by the RVIA in national print media and television.

In our selection of individual, independent dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, credit worthiness, reputation, experience and ability to provide service to the end customer. Many dealers, particularly in North America, carry the recreational vehicle lines of one or more of our competitors. Generally, each of our recreational vehicle operating subsidiaries have separate dealer agreements.

One dealer, FreedomRoads, LLC, accounted for approximately 15.0% of our consolidated net sales in fiscal 2020 and for approximately 18.5% and 20.0% in fiscal 2019 and fiscal 2018, respectively. This dealer also accounted for approximately 18% of the Company’s consolidated trade accounts receivable at July 31, 2020 and approximately 19% at July 31, 2019.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to eighteen months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all of the applicable or qualifying dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Based on current conditions, we believe that future losses under these agreements would not have a material adverse effect on our Company. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2020 and July 31, 2019 were $1,876,922 and $2,961,019, respectively. The losses incurred due to repurchase were not material in fiscal 2020, 2019 or 2018.

Backlog

The backlogs for our North American towable, North American motorized and European recreational vehicle segments as of July 31, 2020 and July 31, 2019, respectively, were as follows.

	July 31, 2020	July 31, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$2,763,678	$693,156	$2,070,522	298.7
North American Motorized	1,451,641	458,847	992,794	216.4
Total North America	4,215,319	1,152,003	3,063,316	265.9
European	1,525,973	852,675	673,298	79.0
Total	$5,741,292	$2,004,678	$3,736,614	186.4

These increases are attributable to several factors, beginning with elevated dealer inventory levels in certain locations at July 31, 2019, which caused backlogs at that date to be relatively low. By comparison, recent production interruptions from March through May 2020 due to the COVID-19 pandemic, coupled with increased retail demand due to the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, and the reduction in commercial air travel and cruises, have decreased dealer inventory levels at July 31, 2020 to historically low levels in many areas and therefore caused a significant increase in recent dealer orders.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. Barring any significant and longer term material supply constraints, the existing backlogs of the North American towable, North American motorized and European recreational vehicle segments are expected to be filled in fiscal 2021.

Product Warranties

In North America, we generally provide retail purchasers of our recreational vehicles with a one-year or two-year limited warranty against defects in materials and workmanship with longer warranties on certain structural components. In Europe, we generally offer a two-year limited warranty on certain structural components and up to a 12-year warranty against water leakage. The chassis and engines in all of our motorhomes are generally warranted for various periods in excess of one year by their manufacturers.

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

Competition
The recreational vehicle industry is generally characterized by low barriers to entry. The recreational vehicle market is intensely competitive, with numerous other manufacturers selling products that compete directly with our products. We also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn, and against other forms of consumer leisure, outdoor or vacation spending priorities. We also experience a certain level of competition between our own operating subsidiaries. Increased activity in the market for used recreational vehicles may also impact manufacturers’ sales of new products. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the price, design, value and quality of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles and consumer leisure spending. There are approximately 65 RV manufacturers in the U.S. and Canada, according to RVIA and approximately 30 RV manufacturers across Europe according to Caravaning Industry Association e.V. (“CIVD”).

Our primary RV competitors within the North American towable and motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units produced and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2020, Thor’s current combined U.S. and Canadian market share based on unit retail sales was approximately 43.7% for travel trailers and fifth wheels combined and approximately 38.5% for motorhomes.

Our primary RV competitors within the European segment are Trigano, Hobby/Fendt, Knaus Tabbert and various vehicle manufacturers. EHG’s current European market share for the six months ended June 30, 2020 based on unit retail sales was approximately 26.2% for motorcaravans and campervans combined and approximately 20.6% for caravans.

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

Employee Relations
At July 31, 2020, we employed approximately 22,250 full-time employees worldwide, including 14,900 full-time employees in the United States, of which approximately 1,800 were salaried, and 7,350 full-time employees in Europe, of which approximately 2,000 were salaried. None of our North American employees are represented by certified labor organizations. Within our European-based operations, we are subject to employee contracts, Works Councils and certain labor organizations. We believe that we maintain a good working relationship with our employees.

Forward Looking Statements
This Annual Report on Form 10-K includes certain statements that are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon Thor, and inherently involve uncertainties and risks. These forward-looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others:
•the extent and impact from the continuation of the coronavirus pandemic, along with the responses to contain the spread of the virus by various governmental entities or other actors, which may have negative effects on retail customer demand, our independent dealers, our supply chain, or our production and which may have a negative impact on our consolidated results of operations, financial position, cash flows and liquidity;
•the ability to ramp production up or down quickly in response to rapid changes in demand while also managing costs and market share;
•the effect of raw material and commodity price fluctuations, and/or raw material, commodity or chassis supply restrictions;
•the impact of tariffs on material or other input costs;
•the level and magnitude of warranty claims incurred;
•legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers;
•the costs of compliance with governmental regulation;
•legal and compliance issues including those that may arise in conjunction with recently completed transactions;
•lower consumer confidence and the level of discretionary consumer spending;
•interest rate fluctuations and their potential impact on the general economy and specifically on our dealers and consumers;
•the impact of exchange rate fluctuations;
•restrictive lending practices which could negatively impact our independent dealers and/or retail consumers;
•management changes;
•the success of new and existing products and services;
•the ability to efficiently utilize existing production facilities;
•changes in consumer preferences;
•the risks associated with acquisitions, including: the pace and successful closing of an acquisition, the integration and financial impact thereof, the level of achievement of anticipated operating synergies from acquisitions, the potential for unknown or understated liabilities related to acquisitions, the potential loss of existing customers of acquisitions, and our ability to retain key management personnel of acquired companies;
•a shortage of necessary personnel for production and increasing labor costs to attract production personnel in times of high demand;
•the loss or reduction of sales to key dealers;
•disruption of the delivery of units to dealers;
•increasing costs for freight and transportation;
•asset impairment charges;
•cost structure changes;
•competition;
•the impact of potential losses under repurchase or financed receivable agreements;
•the potential impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars;
•general economic, market and political conditions in the various countries in which our products are produced and/or sold;
•the impact of changing emissions and other regulatory standards in the various jurisdictions in which our products are produced and/or sold;
•changes to our investment and capital allocation strategies or other facets of our strategic plan; and
•changes in market liquidity conditions, credit ratings and other factors that may impact our access to future funding and the cost of debt.

These and other risks and uncertainties are discussed more fully in Item 1A Risk Factors below.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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

Risks Relating to Our Business

The COVID-19 pandemic had a sudden and material negative impact on our business and results of operations, particularly during the last half of our fiscal year ended July 31, 2020. The continuation of the pandemic and the actions taken to contain the spread of the virus by various governmental entities or other actors in the areas in which we operate and in which we sell our products may have a negative impact on our business, results of operations and financial position in future periods.

The severity, magnitude and duration of the COVID-19 pandemic are hard to predict and are ever-changing. The pandemic has negatively impacted, and may continue to negatively impact, our business in numerous ways, including but not limited to those outlined below:
•During the second half of our fiscal 2020, we experienced delays in obtaining certain raw material components and also experienced an overall reduction in the volume of chassis received compared to our needs, particularly related to our European operations. The operations of our suppliers within Europe, North America and elsewhere may continue to be disrupted, negatively impacting the price we are required to pay to acquire raw material inputs, or limiting our production output due to a lack of key material components in sufficient quantities.
•The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain, workforce and other COVID-19 related risks, should northern Indiana or any of the other areas in which we, our suppliers or our customers operate become disproportionately impacted by the pandemic.
•The majority of certain chassis used in our European operations come from a limited number of facilities which, if further impacted by COVID-19, could significantly affect our supply and limit our ability to produce motorized units.
•If the pandemic worsens, or reappears in future periods, our labor force may be negatively impacted which would negatively impact our ability to produce units.
•If governmental mandates or private actor responses imposed to slow the spread of the virus are extended or reinstated in future periods, our business may be negatively impacted. For example, in March, based on employee welfare concerns and in compliance with various governmental actions, including shelter-in-place orders promulgated in Indiana and elsewhere, we temporarily suspended production at all of our North American RV production facilities and temporarily suspended a substantial portion of our European production.

•The cancellation of, or our decision to not participate in, certain upcoming retail or wholesale RV shows and general social distancing protocols may negatively impact how dealers and end customers order, view and ultimately purchase our products. Our failure, or the failure of our independent dealer body, to effectively respond to changing conditions with effective alternative sales approaches could negatively impact our sales.
•We may incur larger-than-average repurchase obligations if there is an increase in the number of financing defaults by our independent dealers.
•If the pandemic continues to negatively impact the general economy of the regions in which we operate and in which we sell our products, including an increase in the rate of unemployment and a lack of job security, retail sales of our products may decline.
•During recent periods, retail consumers in many locations were under strict shelter-in-place requirements which limited their ability to buy our products from our dealers. Moreover, the operations of our dealers were disrupted as many of them were required to close their showrooms. A return to widespread restrictions on the movement of consumers or the shutdown of retail facilities or camping or other recreational destinations could decrease the demand for our products or cause retail sales of our products to decline.
•A sustained decline in the sales of our products could cause the fair value of our tangible and intangible assets, including goodwill, to decline below the carrying value on our balance sheet and thereby require an impairment charge. We are required to perform an impairment assessment annually or when events or changes in circumstances indicate that an impairment may have occurred.
•If needed in the future, we may not be able to raise capital efficiently, or at all, due to illiquidity in the global credit markets, perceived higher risk in the consumer discretionary market, perceived reduction in the value of our assets or other factors. We may also incur borrowing costs related to the pandemic that we might not otherwise incur. For example, out of an abundance of caution to maintain maximum flexibility in a period of high uncertainty, we incurred borrowings under our ABL facility in the third quarter of fiscal 2020, which were repaid during the fourth quarter. The Company may, again, undertake additional borrowings should COVID-19 related or other circumstances merit such borrowings in the future.
•Recent increases in demand for our products, driven by the perceived safety of RV travel during the COVID-19 pandemic and a strong desire to socially distance, may dissipate if and when viable vaccines or other treatments are developed and sufficiently distributed.
•Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us, which could have a material, negative impact to our financial results and cash flows. Future actions taken by the Company to respond to the pandemic, directly or indirectly, could also result in increased costs or lower productivity.

The future severity of the pandemic and the extent of the negative impact it may have, directly or indirectly, on the economies that we operate in and sell into cannot be fully foreseen at this time. The longer the pandemic continues, the higher the potential that additional negative impacts on our business could occur, including those which might exacerbate many of the other risks described in this Annual Report on Form 10-K.

The industry in which we operate is highly competitive both in the United States and in Europe.

The industry in which we are engaged is highly competitive. There are approximately 65 RV manufacturers in the U.S. and Canada, according to RVIA and approximately 30 RV manufacturers across Europe according to CIVD. The recreational vehicle industry is generally characterized by relatively low barriers to entry, which results in numerous existing and potential recreational vehicle manufacturing competitors. Recently, a limited number of automotive manufacturers have entered the RV industry, especially in Europe, with the introduction of campervans that directly compete with our products. Also, a number of our operating subsidiaries compete with each other. Competition is based upon price, design, value, quality and service as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. If existing or new competitors develop products that are superior to ours or that achieve better consumer acceptance or if existing competitors offer similar products at a lower net price to dealers, our market share, sales volume and profit margins may be adversely affected.

In addition to direct manufacturing competitors, we also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn. The availability of used recreational vehicles and the pricing differential between used and new recreational vehicles are among the primary factors which impact the competitiveness of used vehicle sales.

Finally, we often compete against other consumer leisure, discretionary and vacation spending alternatives, such as cruises, vacation homes, timeshares or other traditional vacations and other recreational products like boats and motorcycles. Changes in actual or perceived value among these alternatives by consumers could impact future sales volume and profitability.

Our U.S.-based operations are primarily centered in northern Indiana.

The majority of our U.S. operations are located in one region. The geographic centrality of the U.S. RV industry in northern Indiana, where the majority of our U.S. facilities are located, creates certain risks, including:
•Competition for workers skilled in the industry, especially during times of low unemployment or periods of high demand for RVs, may increase the cost of our labor or limit the speed at which we can respond to changes in consumer demand;
•Employee retention and recruitment challenges, as employees with industry knowledge and experience may be attracted to the most lucrative positions and their ability to change employers is relatively easy; and
•Potential for greater adverse impact from natural disasters, including a pandemic and government responses thereto, such as mandatory shut downs and shelter-in-place orders.

Our business is both cyclical and seasonal and subject to fluctuations in sales, production and net income.

The RV industry has historically been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic and demographic conditions, which affect disposable income for leisure-time activities. Consequently, the results of any prior period may not be indicative of results for any future period.

In addition, we have experienced, and expect to continue to experience, significant variability in quarterly sales, production and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, historically demand in the recreational vehicle industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. The pandemic may disrupt the historical trends in the seasonality of our business in North America and Europe. Independent dealer demand and buying patterns also impact the timing of shipments from one quarter to another. In addition, severe weather conditions in some geographic areas may delay the timing of shipments from one quarter to another. The seasonality of our business may negatively impact quarterly operating results.

Our business is structured to quickly align production and cost structure to meet fast changing market conditions. However, if we are not able to ramp production up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could negatively impact operating results, and we may lose sales and market share.

Our business may be affected by certain external factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors, such as general economic conditions, credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes and political changes. Specific external factors affecting our business include:
•COVID-19, including the impact of the pandemic on our employees, dealers, retail customers and suppliers and steps taken by governments and other actors to respond to the pandemic;
•Overall consumer confidence and the level of discretionary consumer spending;
•Raw material and commodity price fluctuations;
•Availability of raw materials and components used in production;
•Legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers;
•Interest rate fluctuations and the availability of credit;
•Success of new and existing products and services;
•Consumer preferences;
•Independent dealer confidence and stocking levels;

•RV retail consumer demographics;
•Employment and wage trends;
•Consolidation of independent RV dealerships;
•Consolidation of RV suppliers;
•Global, domestic or regional financial turmoil;
•Natural disasters;
•Relative or perceived safety, cost, availability and comfort of recreational vehicle use versus other modes of travel, such as car, cruise ships, air or rail travel; and
•General economic, market and political conditions, including war, terrorism and military conflict.

The loss of our largest independent dealer could have a significant effect on our business.

Sales to FreedomRoads, LLC accounted for approximately 15.0% of our consolidated net sales for fiscal 2020. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships which has impacted our sales to FreedomRoads, LLC. Future consolidation of dealerships by FreedomRoads, LLC could impact our sales, concentration of sales to this key dealer and our exposure under repurchase obligations.

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

Our growth has been both internal and by acquisition. Business acquisitions, joint ventures and the merger or combination of subsidiaries within Thor, pose a number of potential integration risks that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of acquisitions; the integration of acquired companies, assets, operations and joint venture arrangements and the merger of subsidiaries within Thor involve a number of related risks, including, but not limited to:
•The diversion of management’s attention from the management of daily operations to various transaction and integration activities;
•The potential for disruption to existing operations and plans;
•The assimilation and retention of employees, including key employees;
•Risks related to transacting business in new geographies, regulatory environments or product categories in which we are unaccustomed, including but not limited to: foreign currency exchange rate changes, expanded macro-economic risks due to operations in and sales to a wide base of countries, political and regulatory exposures to countries in which we formerly did not do business, different employee/employer relationships, including the existence of workers' councils and labor organizations, new product categories and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions;
•The ability of our management teams to manage expanded operations, including international operations, to meet operational and financial expectations;
•The integration of departments and systems, including accounting systems, technologies, books and records, controls and procedures;
•The adverse impact on profitability if expanded or combined operations do not achieve expected financial results or realize the synergies and other benefits expected;
•The potential loss of, or adverse effects on, existing business relationships with suppliers and customers;

•The assumption of liabilities of the acquired businesses, which could be greater than anticipated;
•The potential adverse impact on operating results due to the use of estimates, which are subject to significant management judgment, in the accounting for acquisitions, incurrence of non-recurring charges, and write-offs of significant amounts of goodwill and other assets; and
•The potential adverse impact of not achieving the originally intended financial potential from the sharing of best practices, including product development and synergies, among other factors, due to current restrictions on international travel which limits the ability of our North American and European employees and management personnel from having face-to-face meetings and collaborating together.

A significant portion of our revenue is derived from international sources, which creates additional uncertainty.

Combined sales from the United States to foreign countries (predominately Canada) and sales from our foreign subsidiaries to countries other than the U.S. (predominately within the European Union) represent approximately 35.2% of Thor’s consolidated sales for fiscal 2020. These non-U.S. sales create the potential for numerous risks which could impact our financial operating results, including foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory environments, disruptions in supply or distribution, dependence on foreign personnel and various employee work agreements, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or tax laws that affect this process may change.

The withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. Negative impacts may include, among others:
•Creating uncertainty regarding any new or modified trade arrangements between the United Kingdom and the European Union and/or other countries;
•The risk that one or more other European Union countries could come under increasing pressure to leave the European Union; or
•The risk that the Euro as the single currency of the Eurozone could cease to exist.
Any of these or other negative developments, or the perception that negative developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions and political, financial and monetary systems. These developments could, in turn, affect our businesses, liquidity, results of operations and financial position.
Global political uncertainty and shifts pose risks of volatility in global markets, which could affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees, or prospective employees, all of which could adversely affect our business, sales, hiring, and employee retention. Our success in international markets will depend, in part, on our ability to anticipate and effectively manage these and other risks, which could materially impact our international operations or the business as a whole.

The Company’s debt arrangements may make us more sensitive to the effects of economic downturns, and provisions in our debt agreements could constrain the options available to us to react to changes in the economy or our industry.

We incurred and assumed various debt obligations as a result of the EHG acquisition on February 1, 2019. In conjunction with the acquisition, we entered into a term loan agreement with USD and EUR tranches ($1.4 billion and €618 million, respectively) and a $750 million ABL. We also assumed various existing debt obligations from EHG as of the acquisition date. Our level of debt impacts our profit before tax and cash flow because of the interest expense and periodic payments. In addition, our debt level could impair our ability to raise additional capital, if necessary, or increase borrowing costs on future debt, and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a substantial portion of our cash flow to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service, capital investment and working capital requirements, we may need to fund those requirements with borrowings from the ABL, or reduce or cease our payments of dividends, we may be unable to repurchase our shares or we may need to seek additional financing or sell assets.

Furthermore, our credit facilities contain certain provisions that limit our flexibility in planning for, or reacting to, changes in our business and our industry, including limitations on our ability to:
•Declare dividends or repurchase capital stock;
•Prepay or purchase other debt;
•Incur liens;
•Make loans, guarantees, acquisitions and investments;
•Incur additional indebtedness;
•Amend or otherwise alter debt and other material agreements;
•Engage in mergers, acquisitions or asset sales; and
•Engage in transactions with non-loan party affiliates.

Finally, certain of our variable rate debt uses the London Interbank Offer Rate ("LIBOR") as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR has been the subject of recent proposals for reform, and it is currently expected that LIBOR will be discontinued after 2021. While all of our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such an alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to LIBOR reform and will work to minimize the impact of any LIBOR transition. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

Changes in market liquidity conditions, credit ratings and other factors may impact our access to future funding and the cost of debt.

Significant changes in market liquidity conditions and changes in the Company's credit ratings could impact our access to future funding, if needed, and funding costs, which could negatively impact the Company's earnings and cash flows. If general economic conditions deteriorate or capital markets become more volatile, including as a result of the COVID-19 pandemic, future funding, if needed, could be unavailable or insufficient. A debt crisis, particularly in the United States or Europe, could negatively impact currencies, global financial markets, social and political stability, funding sources, availability and costs, asset and obligation values, customers, suppliers, demand for our products, and our operations and financial results. Financial market conditions could also negatively impact dealer or retail customer access to capital for purchases of the Company's products and customer confidence and purchase decisions.

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

Thor currently owns a majority position in three dealerships within Europe. Beyond the three majority-owned dealerships, all other dealer relationships are with independently owned and managed dealerships. Given the independent nature of these dealers, they maintain control over which manufacturers, and which brands, they will do business with, often carrying more than one manufacturer’s products. Independent dealers can, and do, change which brands and which manufacturers they sell.

If our products are not perceived by the independent dealers as being desirable and profitable for them to carry, the dealers may terminate their relationship with our operating subsidiaries or may drop certain of our brands, which would in turn adversely affect our sales and profit margins if we are unable to replace those dealers.

Our products are generally delivered to our independent dealers via a system of independent transportation contractors. The network of carriers is limited and, in times of high demand and limited availability, can create risk in, and disruption of, our distribution channel. The network of carriers may also be negatively impacted by the pandemic. If the pandemic worsens in the regions in which we operate and sell into, the transportation contractors may have difficulty finding drivers who are willing to deliver in those regions, or governmental agencies or other actors may restrict movement of goods in those regions. In March and April, in particular, based on welfare concerns for individuals and in compliance with various governmental actions, including shelter-in-place orders, we experienced disruptions in the transportation of our units from our production facilities to dealer retail facilities in both North America and Europe.

Our business is affected by the availability and terms of financing to independent dealers and retail purchasers.

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent independent dealers from carrying adequate levels of inventory, which limits product offerings and could lead to reduced demand. Two major floor plan financial institutions held approximately 58% of our portion of our independent dealers’ total floored dollars outstanding at July 31, 2020. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

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

Changes in consumer preferences for our products, or our failure to gauge those preferences, could lead to reduced sales or otherwise negatively impact our business.

We cannot be certain that historical consumer preferences for recreational vehicles in general, and our products in particular, will remain consistent. Recreational vehicles are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products.

Consumer preferences in vehicles and automotive manufacturers' responses to those preferences and governmental mandates could also result from changes in consumer preferences for recreational vehicles or the types of recreational vehicles preferred. These changes could include shifts to smaller vehicles, electric vehicles, autonomous vehicles or other unanticipated changes.

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Managing frequent product introductions poses inherent risks. Delays in the introduction or market acceptance of new models, designs or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. In addition, our revenues may be adversely affected if our new models and products are not introduced to the market on time or are not successful when introduced. Finally, our competitors’ new products may obtain better market acceptance or render our products obsolete, and/or new technological advances could disrupt our industry.

If the frequency and size of product liability and other claims, including those related to the pandemic, against us increase, our business, results of operations and financial condition may be harmed.

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

As a result of the pandemic, we may be subject to additional litigation, for which we would generally not have insurance coverage.

An introduction of new products into the marketplace or enhanced standard warranty coverage of our products, may result in expenses that we did not anticipate, which, in turn, could result in reduced earnings.

The introduction of new models, floor plans and features are critical to our future success. We may incur unexpected expenses, however, when we introduce new models, floor plans or features. Unexpected engineering or design flaws have resulted in recalls and increased warranty claims in the past and could be incurred in the future. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings. Estimated warranty costs are provided at the time of product sale to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to our estimates, due to either the introduction of new products or extended warranty coverage, could result in increased warranty reserves and expense which could have an adverse impact on our earnings.

Our chassis supply, and therefore sales, may be impacted by ongoing compliance requirements with existing emissions standards by the chassis suppliers, in both the U.S. and Europe. In addition, the implementation of new European emissions standards may result in a negative impact to our chassis supply.

We obtain motorized chassis from a number of different chassis suppliers who are required to comply with strict emission standards. As governmental agencies revise those standards, the chassis manufacturers must comply within the timeframes established. Uncertainties created by continued emission standards compliance requirements or the adoption of revised emission standards include the ability of the chassis manufacturer to comply with such standards on a timely and ongoing basis as well as the ability to produce sufficient quantities of compliant chassis to meet our demand. In the past, certain chassis manufacturers have experienced difficulties in meeting one or both of these requirements. In addition, revisions to chassis by the suppliers often impact our engineering and production processes and may result in increased chassis cost. Currently, certain chassis used in our European production are facing revised emission standards which may negatively impact our ability to produce certain European motorized RVs and could also impact consumer buying patterns if consumers do not embrace the new chassis or if the cost impact is not accepted, all of which could have an adverse impact on our sales and earnings.

Prior to the EHG acquisition, EHG was a privately-held company and its ongoing obligations arising from being a part of a public company may require significant additional resources and management attention.

As a public company, Thor Industries, Inc., is required to comply with U.S. GAAP financial reporting, the Sarbanes-Oxley Act of 2002 ("SOX"), the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. As such, EHG, as a subsidiary of a public company, has established and is required to maintain effective disclosure controls as well as internal controls and procedures for financial reporting under U.S. GAAP. Current and ongoing compliance efforts may be costly and may divert the attention of management. There are a large number of processes, policies, procedures and functions that have been integrated, or enhanced at EHG, particularly those related to the implementation of internal controls for SOX compliance. The maintenance of these plans may lead to additional unanticipated costs and time delays. These incremental costs may exceed the savings we expect to achieve from the realization of efficiencies related to the combination of the businesses, particularly in the near term and in the event there are material unanticipated costs.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the recreational vehicle industry, particularly within North America, upon the request of a lending institution financing an independent dealer’s purchase of our products, we will generally execute a repurchase agreement with the lending institution. Repurchase agreements provide that, typically for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost.

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

Similar repurchase obligations also exist for certain accounts receivable from sales to independent dealer customers of our European operations that have been sold to third-party finance companies that provide financing to those dealers. These sold receivables do not meet the definition of a true sale, mainly due to this repurchase obligation, and are therefore recorded as an asset with an offsetting liability balance recorded on the Consolidated Balance Sheets.

For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers, or the disruption of the operations of these suppliers due to COVID-19 or for other reasons, could affect our ability to obtain components timely or at competitive prices, which would decrease our sales and profit margins. Additionally, continued consolidation of our major suppliers further limits alternative supply sources, which could increase costs and decrease our sales and profit margins. Finally, certain raw material components may be sourced from countries where we do not have operations, and delays in obtaining these components, along with added tariffs, could result in increased costs and decreased sales and profit margins.

We depend on timely and sufficient delivery of components from our suppliers. Many components are readily available from a variety of sources. However, certain key components are currently produced by only a small group of suppliers that have the capacity to supply large quantities, primarily occurring in the case of: 1) motorized chassis, where there are a limited number of chassis suppliers, and 2) windows and doors, towable frames and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where LCI Industries is a major supplier for these items within the North American RV industry.

The recreational vehicle industry as a whole has, from time to time, experienced shortages of motorized chassis due to the concentration or allocation of available resources by suppliers of these chassis. Historically, in the event of an industry-wide restriction of supply, suppliers have generally allocated chassis among us and our competitors based on the volume of chassis previously purchased. If certain suppliers were to discontinue the manufacturing of chassis suitable for our use for our range of motorhome products, or if, as a group, our chassis suppliers significantly reduced the availability of chassis to the industry, our business would be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of chassis suppliers, could have a material adverse effect on our sales. Additionally, the inability of chassis suppliers to comply timely with new or enhanced emission or other compliance requirements could adversely affect supply. If the condition of the auto industry were to significantly deteriorate, that deterioration could also result in supply interruptions and a decrease in our sales and earnings while we obtain replacement chassis from other sources.

Following the COVID-19 related shut-down we experienced in our third fiscal quarter, during our fourth quarter we began to experience certain supply constraints and intermittent, short-term delays related to the delivery of certain component parts, including chassis, that are necessary to the production of our units. Through July 31, 2020 those disruptions were generally short-term in nature and limited in scope. We managed to continue production by shifting our production schedules, securing alternative supplies of the needed parts and taking other proactive actions. Subsequent to July 31, 2020, due to the heightened demand within the RV industry and other related industries that utilize some of the same component parts, we continue to face supply constraints of various component items. This situation is fluid, with the items experiencing shortages changing frequently as disruptions caused by COVID-19 are impacting the entire supply chain as well as the transportation of those items. If the supply constraints become more significant, longer term in nature or are not limited in scope, if industry demand continues to increase faster than the suppliers can respond or if other factors were to impact the suppliers’ ability to supply our production needs, our business and results of operations could be adversely affected.

Continued consolidation within our major supplier base may also inhibit our ability to source from alternative suppliers and could result in increased component costs, which may result in decreased margins or higher wholesale product costs, which could result in decreased sales.

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

COVID-19 impacts may serve to exacerbate the above described risks.

Our products and services may experience quality problems from time to time, including from vendor-supplied parts, that could result in decreased sales and gross margin and could harm our reputation.

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

Our operations are subject to numerous labor and employment laws and regulations, and violations of those laws and regulations could have a materially adverse impact on our operating results.

We are subject, in the ordinary course of business, to litigation and claims arising from numerous labor and employment laws and regulations, including potential class action claims arising from alleged violations of such laws and regulations. Any liability arising from such claims would not ordinarily fall within the scope of our insurance coverages. An adverse outcome from such litigation could have a material effect on operating results.

Changes in U.S. trade policy could result in retaliatory trade policies by one or more U.S. trading partners.

The imposition of tariffs on certain products imported into the United States has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. New and/or increased tariffs by the United States and/or by other countries could subject the Company to increased costs for RV components that are imported into the United States. Increased costs for imported RV components could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, may result in lower margins on products sold.

As a publicly-traded company, we are subject to rules and regulations promulgated by the Securities and Exchange Commission and the New York Stock Exchange which entail compliance and disclosure risks as well as the potential for increased costs.

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

Interruption of information systems service or misappropriation or breach of our information systems could cause disruption to our operations, disclosure of confidential or personal information or cause damage to our reputation.

Our business relies on information systems and other technology (“information systems”) to support aspects of our business operations, including but not limited to, procurement, supply chain management, manufacturing, design, distribution, invoicing and collection of payments. We use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential and personal information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, especially in the wake of the pandemic and the increase in the number of employees working remotely, we have established various levels of security, backup and disaster recovery procedures. Our business processes and operations may, however, be negatively impacted in the event of a substantial disruption of service or cyber-attacks.

As a result of the COVID-19 pandemic, including related-government guidance or directives, we have, in the past, required or encouraged certain office-based employees to work remotely and may quickly adjust or reinstate such requirements in the future in response to pandemic developments. We may experience reductions in productivity and disruptions to our business routines and heightened cybersecurity risks as a result of remote work policies and rapid changes to such policies.

The methods and technologies used to obtain unauthorized access to our information systems are constantly changing and may be difficult to anticipate. While we have implemented and regularly review security measures and processes designed to prevent unauthorized access to our information systems, we may not be able to anticipate and effectively prevent unauthorized access or data loss in the future. The misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws, including the European Union's General Data Protection Regulation ("GDPR") and California’s Consumer Privacy Act (“CCPA”), and damage to our reputation which could, in turn, have a significant, negative impact on our results of operations.

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

We have a material amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, a non-cash impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower-than-anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

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

While our European-based operations are subject to employee contracts, Works Councils and certain labor organizations, none of our North American employees are currently represented by a labor union. Unionization of any of our North American facilities could result in higher employee costs and increased risk of work stoppages. We are, directly or indirectly, dependent upon companies with unionized work forces, such as parts suppliers, chassis suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results, or financial condition.

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

Our sales may be impacted by certain currency fluctuations

The Company’s U.S. based subsidiaries have expenses and sales denominated in U.S. dollars. Sales by our U.S. dollar-based subsidiaries into the Canadian market are subject to currency risk as devaluation of the Canadian dollar versus the U.S. dollar may negatively impact U.S. dollar sales into Canada. With the acquisition of EHG, the Company has Euro-denominated assets which are subject to changes in the Euro and U.S. dollar currency rate. To offset a portion of this currency risk, the acquisition was partially funded through a Euro-denominated Term Loan B which provides an economic hedge.

EHG's expenses are predominantly denominated in Euro. EHG’s sales are denominated in Euro, with the exception of sales in the U.K. market, where sales are denominated in Pound Sterling. The Company has used foreign currency forward contracts to help manage (i.e., partially hedge) certain foreign exchange rate exposures related to anticipated sales transactions in Pound Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. At July 31, 2020, the Company did not have any foreign currency forward contracts outstanding. Within EHG there are assets held in non-Euro currencies, with most of these assets related to the RV rental business. Where possible, these assets have been funded by debt in the local currency which economically offsets the underlying currency risk.

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

Changes to our investment and capital allocation strategies or other facets of our strategic plan may be made.

Our strategic plan guides activities such as our level of debt, pace of debt repayment, timing and extent of new debt, utilization of available cash, prioritization of capital expenditures and acquisition activity. Based on market conditions, opportunities and perceived risks, we could change or alter such activities and priorities. These changes could materially impact our overall business including future operating results, cost structure or liquidity.

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

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative impact on our results of operations and financial condition.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The Company's domestic and international tax liabilities are dependent upon the location of earnings among and the applicable tax rates in these different jurisdictions. Tax rates in various jurisdictions in which we operate or sell into may increase as a means of funding the significant cost of governmental stimulus measures enacted to assist and protect individuals and businesses impacted by the COVID-19 pandemic. The United States or other governmental authorities may impose new income taxes or indirect taxes or revise interpretations of existing tax rules and regulations. Further, the outcome of future elections and the associated political party with power to enact legislation could make tax increases more likely and more severe.

Our estimated effective income tax rate could also be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in statutory rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. If the Company's effective tax rate was to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

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

The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. If this volatility continues, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:
•Development of new products and features by our competitors;
•Development of new collaborative arrangements by us, our competitors or other parties;
•Changes in government regulations applicable to our business;
•Changes in investor perception of our business and/or management;
•Changes in global economic conditions or general market conditions in our industry;
•COVID-19 developments, including the imposition of various governmental mandates in relation to COVID-19 or similar situations;
•Occurrence of major disruptive or catastrophic events; and
•Sales of our common stock held by certain equity investors or members of management.

The Company's stock price may reflect expectations of future growth and profitability and may also reflect expectations that its cash dividend will continue at current levels or grow. Future dividends are subject to declaration by the Company’s Board of Directors. Furthermore, and as is customary under credit facilities generally, certain actions, including our ability to pay dividends and repurchase shares, are subject to the satisfaction of certain payment conditions prior to payment. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the Company might miss investor expectations or independent analyst estimates, which might result in analysts or investors changing their opinions and/or recommendations regarding our stock and our stock price may decline, which could have a material adverse impact on investor confidence and employee retention.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2020, worldwide we owned or leased approximately 20,611,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2020:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	88	6,117,000
Indiana – North American Towable Segment	Leased	1	53,000
Indiana – North American Towable and Motorized Segments	Owned	38	2,722,000
Indiana – North American Motorized Segment	Owned	17	1,070,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	24	1,465,000
Indiana – Other Segment	Owned	1	50,000
Indiana – Other Segment	Leased	6	502,000
Indiana Subtotal		175	11,979,000
Ohio – North American Towable and Motorized Segments	Owned	12	1,337,000
Michigan – Other Segment	Owned	1	10,000
Michigan – Other Segment	Leased	4	270,000
Idaho – North American Towable Segment	Owned	5	661,000
Oregon – North American Towable Segment	Owned	5	371,000
Other Subtotal		27	2,649,000
United States Subtotal		202	14,628,000
Europe:
Germany – European Segment	Owned	90	4,204,000
Germany – European Segment	Leased	32	590,000
Italy – European Segment	Owned	3	568,000
Italy – European Segment	Leased	1	22,000
France – European Segment	Owned	6	330,000
United Kingdom – European Segment	Owned	1	269,000
Europe Subtotal		133	5,983,000
Total		335	20,611,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 16, 2020, the number of holders of record of the Common Stock was 129.

Dividends

In fiscal 2020, we paid a $0.40 per share dividend for each fiscal quarter. In fiscal 2019, we paid a $0.39 per share dividend for each fiscal quarter.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities generally, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payment of dividends under our existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the fourth quarter of fiscal 2020.

Equity Compensation Plan Information – see Item 12.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2020 (1)	2019 (2)	2018	2017	2016 (3)(4)
Income statement data:
Net sales	$8,167,933	$7,864,758	$8,328,909	$7,246,952	$4,582,112
Income before income taxes from continuing operations	272,896	184,666	633,029	556,386	383,313
Acquisition-related costs included in income before income taxes	—	114,866	—	—	—
Net income from continuing operations	221,384	132,465	430,151	374,254	258,022
Net income	221,384	132,465	430,151	374,254	256,519
Net income attributable to Thor Industries, Inc.	222,974	133,275	430,151	374,254	256,519
Earnings per common share from continuing operations:
Basic	$4.01	$2.46	$8.17	$7.12	$4.92
Diluted	$4.00	$2.45	$8.14	$7.09	$4.91
Earnings per common share:
Basic	$4.04	$2.47	$8.17	$7.12	$4.89
Diluted	$4.02	$2.47	$8.14	$7.09	$4.88
Dividends paid per common share:
Regular	$1.60	$1.56	$1.48	$1.32	$1.20
Balance sheet data:
Total assets	$5,771,460	$5,660,446	$2,778,665	$2,557,931	$2,325,464
Long-term liabilities	1,910,610	2,116,893	71,594	200,345	408,590
(1)Includes non-cash impairment charges totaling $10,057 associated with our towable segment.
(2)Includes six months of the operations of the Erwin Hymer Group from the date of acquisition during the fiscal year.
(3)Includes a non-cash goodwill impairment charge of $9,113 associated with a subsidiary in our towable segment.
(4)Includes one month of the operations of Jayco from the date of its acquisition during the fiscal year.

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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the six months ended June 30, 2020, Thor’s current combined U.S. and Canadian market share based on units was approximately 43.7% for travel trailers and fifth wheels combined and approximately 38.5% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), EHG’s current market share for the six months ended June 30, 2020 based on units was approximately 26.2% for motorcaravans and campervans combined and approximately 20.6% for caravans.

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

We generally rely on internally generated cash flows from operations to finance our growth, however, we did obtain and utilize credit facilities to fund the majority of the cash consideration for the EHG acquisition as more fully described in Notes 2 and 12 to the Consolidated Financial Statements. Capital acquisitions of $105,823 in fiscal 2020 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for capital acquisitions by segment.

The COVID-19 coronavirus pandemic had a sudden and material negative impact on our business and results of operations, particularly during the last half of our fiscal year ended July 31, 2020. Additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position as a direct or indirect result of the pandemic. These risks to our business are more fully described in Part I, item 1A “Risk Factors” of this Report.

In March, we temporarily suspended production at all of our North American RV production facilities and temporarily suspended a substantial portion of our European RV production. Throughout late-April and May, Thor's companies in North America and Europe resumed operations, with the exception of our production facility in the UK which resumed operations in mid-June. During the second half of fiscal 2020, we experienced delays in obtaining certain raw material components and also experienced an overall reduction in the volume of chassis received compared to our needs, particularly related to our European operations. The operations of our suppliers within Europe, North America and elsewhere may continue to be disrupted, negatively impacting the price we are required to pay to acquire raw material inputs, or limiting our production output due to a lack of key material components in sufficient quantities.

Beginning in March, and through a portion of the fourth quarter, the Company furloughed or laid off a number of valuable team members, and many employees across the Company, including our executive officers, became subject to a temporary reduction in their cash compensation. During the third and fourth quarter, the Company also significantly reduced its discretionary spend and curtailed spending on most capital expenditure projects. The Company also proactively took steps to maximize its financial position, as more fully described in the "Financial Condition and Liquidity" section of this Report.

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

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a seven-year, $2.1 billion term loan, with an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a five-year, $750 million asset-based credit facility (ABL), each as more fully described in Note 12 to the Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

Certain costs related to this acquisition incurred during the fiscal year ended July 31, 2019, including the foreign currency forward contract loss and certain bank fees, ticking fees, legal, advisory and other costs, as discussed in Note 2 to the Consolidated Financial Statements, are included in Acquisition-related costs in the Consolidated Statements of Income and Comprehensive Income.

Industry Outlook – North America

The Company monitors industry conditions in the North American RV market through numerous sources, including the use of monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag, but may currently have a longer lag time due to the impact of the COVID-19 pandemic. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

North American independent RV dealer inventory of Thor products as of July 31, 2020 decreased 38.2% to approximately 63,900 units, compared to approximately 103,400 units as of July 31, 2019.

Thor’s North American RV backlog as of July 31, 2020 increased $3,063,316, or 265.9%, to $4,215,319 compared to $1,152,003 as of July 31, 2019. Dealer inventory levels were elevated in certain locations as of July 31, 2019, which depressed dealer orders and backlog as of that time. In recent periods, dealer inventory levels have decreased materially based on recent production interruptions from March through May 2020 due to the COVID-19 pandemic, coupled with strong retail demand for RVs given the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance and the reduction in commercial air travel and cruises. As of July 31, 2020, dealer inventory levels were well below optimal stocking levels, which has increased dealer orders and the backlog.

Industry Wholesale Statistics – North America

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	159,059	191,094	(32,035)	(16.8)
North American Motorized Units	17,008	25,487	(8,479)	(33.3)
Total	176,067	216,581	(40,514)	(18.7)

The decrease in wholesale shipments noted above in both towable and motorized units is primarily due to the impact of the COVID-19 pandemic on North American shipments during the March to June 2020 timeframe, as most RV manufacturers were shut down for a number of weeks during that time period.

In September 2020, RVIA issued a revised forecast for calendar year 2020 wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to increase to approximately 383,900 and 40,500, respectively, for an annual total of approximately 424,400 units, up 4.5% from the 2019 calendar year shipments. The most likely forecast for calendar year 2020 could range from a lower estimate of approximately 414,200 total units to an upper estimate of approximately 434,500 units.

As part of their September 2020 forecast, RVIA also released their initial estimates for calendar year 2021 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to approximately 452,500 and 54,700 units, respectively, for an annual total of approximately 507,200 units, or 19.5% higher than the most likely scenario for calendar year 2020 shipments. This calendar year 2021 most likely forecast could range from a lower estimate of approximately 494,400 total units to an upper estimate of approximately 519,900 units.

Industry Retail Statistics – North America

We believe that retail demand is the key to continued growth in the North American RV industry, and that annual North American RV industry wholesale shipments will generally approximate a one-to-one replenishment ratio with retail sales once the currently low dealer inventory levels are replenished to generally normalized levels over the ensuing months.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	201,979	222,244	(20,265)	(9.1)
North American Motorized Units	21,635	28,384	(6,749)	(23.8)
Total	223,614	250,628	(27,014)	(10.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces. The COVID-19 pandemic has resulted in further delays in the submission of information reported by the various states or provinces beginning with calendar 2020 results.

Company Wholesale Statistics – North America

The Company’s wholesale RV shipments, for the six months ended June 30, 2020 and 2019 to correspond with the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	66,725	85,920	(19,195)	(22.3)
North American Motorized Units	6,513	9,825	(3,312)	(33.7)
Total	73,238	95,745	(22,507)	(23.5)

Company Retail Statistics – North America

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the six months ended June 30, 2020 and 2019 to correspond with the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	86,053	102,525	(16,472)	(16.1)
North American Motorized Units	8,321	10,384	(2,063)	(19.9)
Total	94,374	112,909	(18,535)	(16.4)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment and is continuously updated, and is often impacted by delays in reporting by various states or provinces. The COVID-19 pandemic has resulted in further delays in the submission of information reported by the various states or provinces beginning with calendar 2020 results, and may also be impacting the completeness of such information.

North American Outlook

The extent to which the COVID-19 pandemic may continue to adversely impact our business remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales remains optimistic. At least in the near-term, we believe consumers are likely to continue to alter their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may be perceived as great choices for people who want to limit pandemic-related risks involved with close personal interactions. Future retail sales will continue to be dependent upon various economic conditions faced by consumers, especially in the wake of the coronavirus pandemic, such as the rate of unemployment, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market and changes in tax rates and fuel availability and prices.

A positive long-term outlook for the North American RV segment is also supported by the exceptional benefits RVs provide. As supported by surveys conducted by Thor, RVIA and others, Americans love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want, and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments, and most importantly, deeply connecting with family and friends. Based on the increasing value consumers are placing on these factors, we expect to see long-term growth in the North American RV industry.

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

The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. These shortages have had a negative impact on our sales and earnings in the past.

Recently, the North American RV industry has experienced some supply constraints and shortages of various RV component parts from various manufacturers and suppliers as a result of the COVID-19 pandemic. If such shortages were to become more significant or longer term in nature and industry demand were to increase faster than relevant suppliers can respond, or other factors were to impact their ability to continue to supply our needs for key components, our business could be adversely affected. Where possible, to minimize the impact of these supply chain constraints, we continue to identify alternative suppliers. If, however, the impact of the coronavirus on our raw material vendors increases or is prolonged, the availability of key components, including components sourced from one or a small group of suppliers, could be impacted further which could have an adverse impact on the cost of such components or negatively impact our production output. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana or any of the other areas in which we, our suppliers or our customers operate become disproportionately impacted by the pandemic.

Industry Outlook – Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives original equipment manufacturer (“OEM”) specific reports from most of the individual member countries that make up the ECF (“OEM Reporting Countries”). As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which makes up 15.4% and 4.7% of the caravan and motorcaravan (including campervans) European market for the six months ended June 30, 2020, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

European independent RV dealer inventory levels of EHG products are generally appropriate for seasonal consumer demand in the majority of European countries. However, in Germany, independent dealer inventory levels are currently below normal due to COVID-19-related higher demand, as described below.

Thor’s European RV backlog as of July 31, 2020 increased $673,298, or 79.0%, to $1,525,973 compared to $852,675 as of July 31, 2019, with the increase attributable to a number of causes, including recent production interruptions due to the COVID-19 pandemic, the perceived safety of RV travel during the COVID-19 pandemic and a strong desire to socially distance, the reduction in commercial air travel and cruises, the temporary reduction in value-added tax ("VAT") in Germany for all goods and services starting July 1, 2020 through the end of the calendar year and an increase in various EHG marketing campaigns to promote sales.

Industry Retail Statistics – Europe

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
OEM Reporting Countries (1)	73,179	74,483	(1.8)	31,009	35,748	(13.3)
Non-OEM Reporting Countries (1)	5,270	10,843	(51.4)	6,775	11,067	(38.8)
Total	78,449	85,326	(8.1)	37,784	46,815	(19.3)
(1)Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.” The “Non-OEM Reporting Countries” are primarily the United Kingdom and others. Note: the decrease in the "Non-OEM Reporting Countries" is primarily related to the United Kingdom, as a result of both BREXIT and extended shutdowns as a result of the COVID-19 pandemic. Total European unit registrations are reported quarterly by ECF.
(2)The ECF reports motorcaravans and campervans together.
Note: Data from the ECF is subject to adjustment, is continuously updated, and is often impacted by delays in reporting by various countries. (The Non-OEM Reporting Countries either do not report OEM-specific data to EHG or do not have it available for the entire time period covered).

Company Retail Statistics – Europe

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2020	2019	(Decrease)	Change
Motorcaravan and Campervan	19,168	18,929	239	1.3
Caravan	6,374	7,737	(1,363)	(17.6)
Total OEM-Reporting Countries	25,542	26,666	(1,124)	(4.2)
(1)Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.”

Note: For comparison purposes, the totals reflected above include the pre-acquisition results of EHG for January 2019. In addition, data from the ECF is subject to adjustments, is continuously updated, and is often impacted by delays in reporting by various countries.

European Outlook

Our European operations produce various leisure vehicles including caravans, urban campers, campervans and small-to-large motorcaravans. Our product offering is not limited to vehicles only but also includes accessories and services, including vehicle rentals. In addition, EHG addresses its end customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, EHG intends to expand its customer reach, in particular, to new and younger consumer segments.

The European outlook for future growth in retail sales depends upon various economic conditions in the respective countries in which it sells. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and, most recently, travel safety considerations, all influence retail sales. Our long-term outlook for future growth in retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Historically, EHG and their dealers have marketed EHG’s recreational vehicles through numerous RV fairs at the country and regional levels throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Due to the current pandemic and ongoing efforts to limit its spread, EHG has cancelled their participation in all trade fairs and major events planned for the remainder of calendar 2020.

In place of the trade fairs, EHG has strengthened and expanded their digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With over 1,000 dealer-partners in Germany and throughout Europe, the EHG brands have one of the strongest and most professionally structured dealer and service networks.

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

In Europe, we have experienced some supply constraints from our chassis manufacturers as well as certain component parts from our non-chassis raw material vendors. Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for most component parts. If, however, the impact of the coronavirus on our vendors increases or is prolonged, the availability of key components such as chassis could have a negative impact on our production output in fiscal 2021. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and becomes effective for certain vehicles starting January 2021 and other vehicles starting January 2022, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns

FISCAL 2020 VS. FISCAL 2019

	FISCAL 2020	FISCAL 2019	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$4,140,482	$4,558,451	$(417,969)	(9.2)
North American Motorized	1,390,098	1,649,329	(259,231)	(15.7)
Total North America	5,530,580	6,207,780	(677,200)	(10.9)
European	2,485,391	1,486,978	998,413	67.1
Total recreational vehicles	8,015,971	7,694,758	321,213	4.2
Other	234,481	263,374	(28,893)	(11.0)
Intercompany eliminations	(82,519)	(93,374)	10,855	11.6
Total	$8,167,933	$7,864,758	$303,175	3.9

# OF UNITS:
Recreational vehicles
North American Towables	150,182	169,540	(19,358)	(11.4)
North American Motorized	15,088	18,085	(2,997)	(16.6)
Total North America	165,270	187,625	(22,355)	(11.9)
European	54,506	32,860	21,646	65.9
Total	219,776	220,485	(709)	(0.3)

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towables	$619,892	15.0	$614,968	13.5	$4,924	0.8
North American Motorized	149,995	10.8	165,184	10.0	(15,189)	(9.2)
Total North America	769,887	13.9	780,152	12.6	(10,265)	(1.3)
European	304,388	12.2	150,039	10.1	154,349	102.9
Total recreational vehicles	1,074,275	13.4	930,191	12.1	144,084	15.5
Other, net	43,932	18.7	42,903	16.3	1,029	2.4
Total	$1,118,207	13.7	$973,094	12.4	$145,113	14.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$238,656	5.8	$253,092	5.6	$(14,436)	(5.7)
North American Motorized	72,720	5.2	79,202	4.8	(6,482)	(8.2)
Total North America	311,376	5.6	332,294	5.4	(20,918)	(6.3)
European	239,635	9.6	134,051	9.0	105,584	78.8
Total recreational vehicles	551,011	6.9	466,345	6.1	84,666	18.2
Other	11,914	5.1	9,014	3.4	2,900	32.2
Corporate	71,194	—	60,685	—	10,509	17.3
Total	$634,119	7.8	$536,044	6.8	$98,075	18.3

	FISCAL 2020		FISCAL 2019		Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$336,207	8.1	$322,228	7.1	$13,979	4.3
North American Motorized	71,943	5.2	80,910	4.9	(8,967)	(11.1)
Total North America	408,150	7.4	403,138	6.5	5,012	1.2
European	9,850	0.4	(5,946)	(0.4)	15,796	265.7
Total recreational vehicles	418,000	5.2	397,192	5.2	20,808	5.2
Other, net	27,751	11.8	29,086	11.0	(1,335)	(4.6)
Corporate	(172,855)	—	(241,612)	—	68,757	28.5
Total	$272,896	3.3	$184,666	2.3	$88,230	47.8

	As of July 31, 2020	As of July 31, 2019	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towables	$2,763,678	$693,156	$2,070,522	298.7
North American Motorized	1,451,641	458,847	992,794	216.4
Total North America	4,215,319	1,152,003	3,063,316	265.9
European	1,525,973	852,675	673,298	79.0
Total	$5,741,292	$2,004,678	$3,736,614	186.4

CONSOLIDATED

Consolidated net sales for fiscal 2020 increased $303,175, or 3.9%, compared to fiscal 2019. This increase is primarily attributable to incremental European net sales of $998,413, as the current fiscal year includes twelve months of European operations as compared to six months in the prior fiscal year from the date of EHG's acquisition. This increase was largely offset by a decrease in North American net sales of $695,238, primarily as a result of the COVID-19 impact on sales between March and May 2020. In March, we temporarily suspended production at all of our North American RV production facilities and temporarily suspended a substantial portion of our European RV production. Throughout late-April and May, our companies in North America and Europe resumed operations, with the exception of our production facility in the UK which resumed operations in mid-June.

Consolidated gross profit for fiscal 2020 increased $145,113, or 14.9%, compared to fiscal 2019. The increase in gross profit is primarily due to incremental European gross profit for fiscal 2020 of $154,349. European gross profit in fiscal 2019 was negatively impacted by $61,418 of purchase accounting adjustments. Consolidated gross profit was 13.7% of consolidated net sales for fiscal 2020 and 12.4% for fiscal 2019, with the increase in percentage primarily impacted by the North American recreational vehicle improvement to 13.9% from 12.6% and the improvement in European gross profit percentage to 12.2% compared with 10.1% last year.

Selling, general and administrative expenses for fiscal 2020 increased $98,075, or 18.3%, compared to fiscal 2019, primarily due to incremental European selling, general and administrative expenses of $105,584 due to a full year of European operations in fiscal 2020 as compared to six months in fiscal 2019.

Amortization of intangible assets expense for fiscal 2020 increased $21,596 compared to fiscal 2019, primarily due to incremental European amortization expense of $25,197 due to a full year of European operations in fiscal 2020 as compared to six months in fiscal 2019, partially offset by lower North American dealer network amortization as compared to the prior year.

The impairment charges for fiscal 2020 of $10,057 relates to the North American Towables reportable segment as discussed in Note 7 to the Consolidated Financial Statements.

Corporate costs included in selling, general and administrative expenses increased $10,509 to $71,194 for fiscal 2020 compared to $60,685 for fiscal 2019, an increase of 17.3%. This increase includes an increase in professional fees of $4,595, primarily due to additional fees related to the integration of the EHG operations, and an increase in donations of $2,003, primarily due to a significant contribution to the National Forest Foundation in August 2019. Deferred compensation expense also increased $1,519, which was effectively offset by the increase in other income related to the deferred compensation plan assets as noted below.

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

Corporate interest and other income and expense was $101,661 of net expense for fiscal 2020 compared to $66,061 of net expense for fiscal 2019. This increase in net expense of $35,600 is primarily due to an increase in interest expense and fees of $37,067 on the debt facilities related to the EHG acquisition, primarily due to fiscal 2020 including twelve months of interest expense as compared to six months in fiscal 2019 from the date of the EHG acquisition. This increase in expense was partially offset by the increase in fair value of the Company's deferred compensation plan assets due to market fluctuations and investment income, which resulted in additional income of $1,572 in fiscal 2020 when compared to the income in fiscal 2019.

Income before income taxes for fiscal 2020 was $272,896, as compared to $184,666 for fiscal 2019, an increase of $88,230, or 47.8%. Fiscal 2019 included acquisition-related costs totaling $114,866.

The overall annual effective income tax rate for fiscal 2020 was 18.9% on $272,896 of income before income taxes, compared with 28.3% on $184,666 of income before income taxes for fiscal 2019. The primary drivers of the change in the overall effective tax rate between comparable periods are certain foreign tax rate differences from the U.S. federal corporate tax rate of 21.0% and the change in the annual mix of earnings between foreign and domestic. The fiscal 2019 effective income tax rate was negatively impacted by an unfavorable, non-deductible forward currency forward contract loss and certain non-deductible transaction costs resulting from the EHG acquisition.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2020 vs. Fiscal 2019

	Fiscal 2020	% of Segment Net Sales	Fiscal 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$2,449,239	59.2	$2,710,308	59.5	$(261,069)	(9.6)
Fifth Wheels	1,691,243	40.8	1,848,143	40.5	(156,900)	(8.5)
Total North American Towables	$4,140,482	100.0	$4,558,451	100.0	$(417,969)	(9.2)

	Fiscal 2020	% of Segment Shipments	Fiscal 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	114,486	76.2	129,710	76.5	(15,224)	(11.7)
Fifth Wheels	35,696	23.8	39,830	23.5	(4,134)	(10.4)
Total North American Towables	150,182	100.0	169,540	100.0	(19,358)	(11.4)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towables
Travel Trailers and Other	2.1
Fifth Wheels	1.9
Total North American Towables	2.2

The decrease in total North American towables net sales of 9.2% compared to the prior fiscal year resulted from a 11.4% decrease in unit shipments partially offset by a 2.2% increase in the overall net price per unit due to the impact of changes in product mix and price. The fiscal year decreases in towables net sales and unit shipments were both substantially due to lower net sales and unit shipments in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019, primarily due to the impact of the COVID-19 pandemic and the resulting production shutdowns for six to eight weeks for most of our North American production facilities. The “Other” units within the “Travel Trailer and Other” category consists primarily of folding campers in fiscal 2019.

According to statistics published by RVIA, for the twelve months ended July 31, 2020, combined travel trailer and fifth wheel wholesale unit shipments decreased 7.8% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2020 and 2019, our market share for travel trailers and fifth wheels combined was 44.3% and 48.6%, respectively.

The increases in the overall net price per unit within the travel trailer and other product lines of 2.1% and the fifth wheel product lines of 1.9% were both primarily due to changes in product mix and selective net price increases since the prior fiscal year.

Cost of products sold decreased $422,893 to $3,520,590, or 85.0% of North American towables net sales, for fiscal 2020 compared to $3,943,483 or 86.5% of North American towables net sales, for fiscal 2019. The changes in material, labor, freight-out and warranty costs comprised $407,132 of the $422,893 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 78.1% for fiscal 2020 compared to 79.8% for fiscal 2019, primarily as a result of improvements in the material and warranty cost percentages. The improvement in material cost percentage is primarily due to favorable product mix, selective net price increases, management-led initiatives on improving product procurement and stable material costs since the prior year. The warranty cost percentage is lower primarily due to favorable experience trends and quality improvement initiatives compared to fiscal 2019. Total manufacturing overhead decreased $15,761 with the decrease in sales, but increased as a percentage of North American towables net sales from 6.7% to 6.9%, as the decreased sales resulted in higher overhead costs per unit sold.

Variable costs in manufacturing overhead decreased $19,222 to $252,878, or 6.1% of North American towables net sales, for fiscal 2020 compared to $272,100 or 6.0% of North American towables net sales, for fiscal 2019 as a result of the decrease in net sales and management-led initiatives to control costs, particularly in response to the COVID-19 pandemic. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $3,461 to $34,771 in fiscal 2020 from $31,310 in fiscal 2019.

North American towables gross profit increased $4,924 to $619,892, or 15.0% of North American towables net sales, for fiscal 2020 compared to $614,968, or 13.5% of North American towables net sales, for fiscal 2019. The increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $238,656, or 5.8% of North American towables net sales, for fiscal 2020 compared to $253,092, or 5.6% of North American towables net sales, for fiscal 2019. The primary reason for the $14,436 decrease was a decrease of $7,749 in sales-related travel, advertising and promotion costs, in correlation with the lower sales levels as well as lower travel in the latter part of the year due to the impact of COVID-19 travel restrictions. In addition, decreased North American towables net sales, along with employee cost reduction measures taken in response to the COVID-19 pandemic, caused net compensation costs, including commissions, bonuses and other compensation, to decrease by $3,250. Legal, professional and related settlement costs also decreased by $2,052. The increase in the overall selling, general and administrative expenses as a percentage of net sales was primarily due to the reduction in towables net sales.

North American towables income before income taxes was $336,207, or 8.1% of North American towables net sales, for fiscal 2020 compared to $322,228 or 7.1% of North American towables net sales, for fiscal 2019. The primary reason for the increase in towables income before income taxes, in spite of the reduction in towables net sales, was the improvement in the income before income taxes percentage of net sales, primarily due to the decrease in the cost of products sold percentage noted above.

North American Motorized Recreational Vehicles
Analysis of Change in Net Sales for Fiscal 2020 vs. Fiscal 2019

	Fiscal 2020	% of Segment Net Sales	Fiscal 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$495,520	35.6	$761,176	46.2	$(265,656)	(34.9)
Class C	776,191	55.8	824,449	50.0	(48,258)	(5.9)
Class B	118,387	8.6	63,704	3.8	54,683	85.8
Total North American Motorized	$1,390,098	100.0	$1,649,329	100.0	$(259,231)	(15.7)

	Fiscal 2020	% of Segment Shipments	Fiscal 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	3,946	26.2	5,946	32.9	(2,000)	(33.6)
Class C	10,143	67.2	11,690	64.6	(1,547)	(13.2)
Class B	999	6.6	449	2.5	550	122.5
Total North American Motorized	15,088	100.0	18,085	100.0	(2,997)	(16.6)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Motorized
Class A	(1.3)
Class C	7.3
Class B	(36.7)
Total North American Motorized	0.9

The decrease in total motorized net sales of 15.7% compared to the prior fiscal year resulted from a 16.6% decrease in unit shipments partially offset by a 0.9% increase in the overall net price per unit due to the impact of changes in product mix and price. The fiscal year decreases in motorized net sales and unit shipments were both primarily due to lower net sales and unit shipments in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019, primarily due to the impact of the COVID-19 pandemic.
According to statistics published by RVIA, for the twelve months ended July 31, 2020, combined motorhome wholesale unit shipments decreased 21.0% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2020 and 2019, our market share for motorhomes was 38.1% and 37.5%, respectively.

The decrease in the overall net price per unit within the Class A product line was primarily due to a slightly lower concentration of sales of the generally larger and more expensive diesel units in relation to the more modestly-priced gas units in fiscal 2020 compared to fiscal 2019. The increase in the overall net price per unit within the Class C product line of 7.3% was primarily due to the net impact of product mix changes and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 36.7% is primarily due to product mix as a result of the introduction of new, lower-priced models since the prior year.

Cost of products sold decreased $244,042 to $1,240,103, or 89.2% of motorized net sales, for fiscal 2020 compared to $1,484,145, or 90.0% of motorized net sales, for fiscal 2019. The changes in material, labor, freight-out and warranty costs comprised $235,505 of the $244,042 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 83.9% for fiscal 2020 compared to 85.0% for fiscal 2019, with the decrease in percentage primarily due to improvements in each of the material, labor and warranty cost percentages. Total manufacturing overhead decreased $8,537 with the volume decrease, but increased as a percentage of motorized net sales from 5.0% to 5.3%, as the decrease in sales resulted in higher overhead costs per unit sold.

Variable costs in manufacturing overhead decreased $8,843 to $61,928, or 4.5% of North American motorized net sales, for fiscal 2020 compared to $70,771 or 4.3% of North American motorized net sales, for fiscal 2019 as a result of the decrease in net sales and management-led initiatives to control costs, particularly in response to the COVID-19 pandemic. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $306 to $11,606 in fiscal 2020 from $11,300 in fiscal 2019.

Motorized gross profit decreased $15,189 to $149,995, or 10.8% of motorized net sales, for fiscal 2020 compared to $165,184, or 10.0% of motorized net sales, for fiscal 2019. The decrease in gross profit was due primarily to the 16.6% decrease in unit sales volume noted above, while the increase as a percentage of motorized net sales is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $72,720, or 5.2% of motorized net sales, for fiscal 2020 compared to $79,202, or 4.8% of motorized net sales, for fiscal 2019. The $6,482 decrease was primarily due to decreased motorized net sales and motorized income before income taxes, which caused related commissions, bonuses and other compensation to decrease by $4,750. Sales-related travel, advertising and promotion costs also decreased $1,180, in correlation with the lower sales levels as well as lower travel in the latter part of the year due to the impact of COVID-19 travel restrictions. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the reduction in motorized net sales.

Motorized income before income taxes was $71,943, or 5.2% of motorized net sales, for fiscal 2020 compared to $80,910, or 4.9% of motorized net sales, for fiscal 2019. The primary reason for the decrease in motorized income before income taxes is the decrease in motorized net sales. The percentage to net sales increased primarily due to the decrease in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

European Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2020 vs. Fiscal 2019

	Fiscal 2020	% of Segment Net Sales	Fiscal 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,505,353	60.6	$960,155	64.6	$545,198	56.8
Campervan	433,398	17.4	201,089	13.5	232,309	115.5
Caravan	273,475	11.0	172,144	11.6	101,331	58.9
Other	273,165	11.0	153,590	10.3	119,575	77.9
Total European	$2,485,391	100.0	$1,486,978	100.0	$998,413	67.1

	Fiscal 2020	% of Segment Shipments	Fiscal 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	27,244	50.0	17,201	52.3	10,043	58.4
Campervan	13,297	24.4	6,790	20.7	6,507	95.8
Caravan	13,965	25.6	8,869	27.0	5,096	57.5
Total European	54,506	100.0	32,860	100.0	21,646	65.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
European
Motorcaravan	(1.6)
Campervan	19.7
Caravan	1.4
Total European	1.2

The results for fiscal 2020 include twelve months of the operations of EHG while fiscal 2019 includes six months of operations following the date of the EHG acquisition. As a result, year-over-year comparisons of dollar amount changes within given cost categories will not be as relevant as the changes in the percentage of those cost categories to net sales due to the incremental six months of operations included in fiscal 2020. In addition, the six months of operations in fiscal 2019 included the operations for just the second half of the fiscal year, which are typically the strongest six-month sales period of any fiscal year. In fiscal 2020, however, the second half of the fiscal year, primarily the third quarter, was adversely affected by the impact of the COVID-19 pandemic.

The increase in European recreational vehicle net sales of 67.1% compared to the prior fiscal year resulted from a 65.9% increase in unit shipments and a 1.2% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in net sales and unit sales is due to fiscal 2020 including twelve months of operations as compared to six months in fiscal 2019 as noted above.

The 1.2% increase in the overall net price per unit includes an approximate decrease of 1.5% related to the impact of foreign currency exchange rate changes on a constant-currency basis, which was more than offset by changes in product mix and selective price increases as noted below.

The decrease in the overall net price per unit within the Motorcaravan product line of 1.6% was primarily due to the reduction in foreign exchange rates. The increase in the overall net price per unit within the Campervan product line of 19.7% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content than the prior year, and selective selling price increases, partially offset by the reduction in exchange rates. The increase in the overall net price per unit within the Caravan product line of 1.4% is primarily due to the impact of product mix changes partially offset by the impact of the reduction in exchange rates.

Cost of products sold increased $844,064 to $2,181,003, or 87.8% of European recreational vehicle net sales, for fiscal 2020 compared to $1,336,939, or 89.9% of European recreational vehicle net sales, for fiscal 2019. The changes in material, labor, freight-out and warranty costs comprised $731,710 of the $844,064 increase primarily due to the increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 78.3% for fiscal 2020 compared to 81.7% for fiscal 2019, with the decrease primarily due to a decrease in the material cost percentage. This material cost percentage decrease was mainly attributable to the $61,418 charge included in the prior-year period related to the step-up in value in purchase accounting for acquired inventory that was subsequently sold during the period, partially offset by changes in product mix. Total manufacturing overhead increased $112,354 with the volume increase and increased as a percentage of motorized net sales from 8.2% to 9.5%. The increase in overhead percentage is primarily due to better absorption of fixed overhead costs in fiscal 2019, given that fiscal 2019 sales only included the generally stronger six months of sales of the second half of the fiscal year. The fiscal 2020 overhead percentage was also adversely impacted by COVID-19, which decreased sales for a period of time and resulted in lower overhead absorption during that time.

European recreational vehicle gross profit increased $154,349 to $304,388, or 12.2% of European recreational vehicle net sales, for fiscal 2020 compared to $150,039, or 10.1% of European recreational vehicle net sales, for fiscal 2019. The increase in gross profit as a percentage of European recreational vehicle net sales is primarily due to the negative impact of purchase accounting charges of $61,418 on the prior-year period gross profit, partially offset by fiscal 2020 including the generally lower sales from the first six months of the fiscal year, which typically carry a lower gross profit percentage.

Selling, general and administrative expenses were $239,635, or 9.6% of European recreational vehicle net sales, for fiscal 2020 compared to $134,051, or 9.0% of European recreational vehicle net sales for fiscal 2019. The primary reason for the increase in the overall selling, general and administrative expenses as a percentage of sales was a higher percentage of sales promotion costs in fiscal 2020 compared to fiscal 2019, as a much higher concentration of trade show costs occur in the first six months of the fiscal year, so the fiscal 2019 totals do not include such show costs since EHG was acquired on February 1, 2019.

European recreational vehicle net income before income taxes was $9,850, or approximately 0.4% of European recreational vehicle net sales, for fiscal 2020 compared to a net loss of $5,946, or (0.4)% of European recreational vehicle net sales, for fiscal 2019. The primary reason for the increase in income before income taxes was the negative impact of $61,418 in purchase accounting charges included in cost of products sold in the prior-year period. This impact, however, was primarily offset by fiscal 2020 including a net loss before income taxes of $18,334 from the first six months of the fiscal year while fiscal 2019 did not include results prior to the acquisition date of February 1, 2019, and the third quarter of fiscal 2020 was adversely affected by the impact of the COVID-19 pandemic as compared to the third quarter of fiscal 2019.

FISCAL 2019 VS. FISCAL 2018

	FISCAL 2019	FISCAL 2018	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$4,558,451	$6,008,700	$(1,450,249)	(24.1)
North American Motorized	1,649,329	2,146,315	(496,986)	(23.2)
Total North America	6,207,780	8,155,015	(1,947,235)	(23.9)
European	1,486,978	—	1,486,978	n/a
Total recreational vehicles	7,694,758	8,155,015	(460,257)	(5.6)
Other	263,374	305,947	(42,573)	(13.9)
Intercompany eliminations	(93,374)	(132,053)	38,679	29.3
Total	$7,864,758	$8,328,909	$(464,151)	(5.6)

# OF UNITS:
Recreational vehicles
North American Towables	169,540	240,865	(71,325)	(29.6)
North American Motorized	18,085	25,355	(7,270)	(28.7)
Total North America	187,625	266,220	(78,595)	(29.5)
European	32,860	—	32,860	n/a
Total	220,485	266,220	(45,735)	(17.2)

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towables	$614,968	13.5	$882,232	14.7	$(267,264)	(30.3)
North American Motorized	165,184	10.0	234,108	10.9	(68,924)	(29.4)
Total North America	780,152	12.6	1,116,340	13.7	(336,188)	(30.1)
European	150,039	10.1	—	—	150,039	n/a
Total recreational vehicles	930,191	12.1	1,116,340	13.7	(186,149)	(16.7)
Other, net	42,903	16.3	48,326	15.8	(5,423)	(11.2)
Total	$973,094	12.4	$1,164,666	14.0	$(191,572)	(16.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$253,092	5.6	$304,554	5.1	$(51,462)	(16.9)
North American Motorized	79,202	4.8	96,370	4.5	(17,168)	(17.8)
Total North America	332,294	5.4	400,924	4.9	(68,630)	(17.1)
European	134,051	9.0	—	—	134,051	n/a
Total recreational vehicles	466,345	6.1	400,924	4.9	65,421	16.3
Other	9,014	3.4	10,047	3.3	(1,033)	(10.3)
Corporate	60,685	—	66,473	—	(5,788)	(8.7)
Total	$536,044	6.8	$477,444	5.7	$58,600	12.3

	FISCAL 2019		FISCAL 2018		Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$322,228	7.1	$532,657	8.9	$(210,429)	(39.5)
North American Motorized	80,910	4.9	134,785	6.3	(53,875)	(40.0)
Total North America	403,138	6.5	667,442	8.2	(264,304)	(39.6)
European	(5,946)	(0.4)	—	—	(5,946)	n/a
Total recreational vehicles	397,192	5.2	667,442	8.2	(270,250)	(40.5)
Other, net	29,086	11.0	32,667	10.7	(3,581)	(11.0)
Corporate	(241,612)	—	(67,080)	—	(174,532)	(260.2)
Total	$184,666	2.3	$633,029	7.6	$(448,363)	(70.8)

	As of July 31, 2019	As of July 31, 2018	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towables	$693,156	$766,965	$(73,809)	(9.6)
North American Motorized	458,847	634,092	(175,245)	(27.6)
Total North America	1,152,003	1,401,057	(249,054)	(17.8)
European	852,675	—	852,675	n/a
Total	$2,004,678	$1,401,057	$603,621	43.1
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

Corporate costs included in selling, general and administrative expenses decreased $5,788 to $60,685 for fiscal 2019 compared to $66,473 for fiscal 2018, a decrease of 8.7%. This decrease includes a decrease in compensation costs of $2,378, primarily due to a decrease in incentive compensation in correlation with the decrease in income before income taxes compared to the prior year period. Deferred compensation expense also decreased $1,156, which relates to the equal and offsetting decrease in other income related to the deferred compensation plan assets as noted below. Costs related to the actuarially determined workers’ compensation and product liability reserves recorded at Corporate decreased $3,474 as well due to reduced claim activity and improving experience trends. In addition, costs recorded at Corporate related to our standby repurchase obligations on dealer inventory decreased $2,200 due to lower North American dealer inventory levels. These decreases were partially offset by an increase in stock-based compensation of $1,950 due to generally increasing income before income taxes over the past three years, as most stock awards are based on that metric and vest ratably over a three-year period.

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

Corporate interest and other income and expense was $66,061 of net expense for fiscal 2019 compared to $607 of net expense for fiscal 2018. This increase in net expense of $65,454 is primarily due to an increase in interest expense and fees of $59,099 resulting from the new debt facilities incurred related to the EHG acquisition. Fiscal 2019 also includes twelve months of operating losses totaling $8,798 related to the Togo Group joint venture as discussed in Note 2 to the Consolidated Financial Statements as compared to a loss of $1,939 for the four months included in the prior-year period from the inception date, an increase in expense of $6,859. In addition, the income from changes in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income in fiscal 2019 was $1,156 less than the income in fiscal 2018. These increases in net expenses were partially offset by increased interest income of $2,984 primarily due to higher average cash balances as compared to the prior-year period.

The overall effective income tax rate for fiscal 2019 was 28.3% compared with 32.0% for fiscal 2018. The primary drivers of the change in the overall effective tax rate between comparable periods relate to U.S. tax reform and the impact of the EHG acquisition. In fiscal 2018, the enactment of the Tax Cuts and Jobs Act resulted in an unfavorable one-time additional income tax expense as a result of the re-measurement of the Company’s deferred tax assets. Additionally, as a result of being a fiscal year end filer, the Company’s U.S. federal statutory rate was reduced to 21.0% in fiscal 2019 compared to a 26.9% blended rate for fiscal 2018. The resulting benefits of the full U.S. rate reduction and non-taxable foreign currency remeasurement gains resulting from intercompany financing transactions were partially offset by an unfavorable, non-deductible foreign currency forward contract loss resulting from the EHG acquisition.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2019 vs. Fiscal 2018

	Fiscal 2019	% of Segment Net Sales	Fiscal 2018	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$2,710,308	59.5	$3,646,581	60.7	$(936,273)	(25.7)
Fifth Wheels	1,848,143	40.5	2,362,119	39.3	(513,976)	(21.8)
Total North American Towables	4,558,451	100.0	6,008,700	100.0	(1,450,249)	(24.1)

	Fiscal 2019	% of Segment Shipments	Fiscal 2018	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	129,710	76.5	186,710	77.5	(57,000)	(30.5)
Fifth Wheels	39,830	23.5	54,155	22.5	(14,325)	(26.5)
Total North American Towables	169,540	100.0	240,865	100.0	(71,325)	(29.6)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towables
Travel Trailers and Other	4.8
Fifth Wheels	4.7
Total North American Towables	5.5

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

Cost of products sold decreased $1,182,985 to $3,943,483, or 86.5% of North American towables net sales, for fiscal 2019 compared to $5,126,468 or 85.3% of North American towables net sales, for fiscal 2018. The changes in material, labor, freight-out and warranty costs comprised $1,141,479 of the $1,182,985 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased slightly to 79.8% for fiscal 2019 compared to 79.6% for fiscal 2018. This increase in percentage was primarily the result of an increase in the material cost percentage to net sales, primarily due to an increase in discounts and sales incentives, which effectively decreased the net sales price per unit and therefore increased the unit material cost percentage. Total manufacturing overhead decreased $41,506 with the decrease in sales, but increased as a percentage of North American towables net sales from 5.7% to 6.7%, as the decreased sales resulted in higher overhead costs per unit sold.

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

The increase in the overall net price per unit within the Class A product line of 8.2% was primarily due to a higher concentration of sales of the generally larger and more expensive diesel units in relation to the more modestly priced gas units in fiscal 2019 compared to fiscal 2018. The increase in the overall net price per unit within the Class C product line of 5.1% was primarily due to the net impact of product mix changes and selective net price increases. The increase in the overall net price per unit within the Class B product line of 3.2% is primarily due to the introduction of a new, higher-priced model and more option content per unit in the current-year period.

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

Variable costs in manufacturing overhead decreased $9,302 to $70,771, or 4.3% of North American motorized net sales, for fiscal 2019 compared to $80,073, or 3.7% of North American motorized net sales, for fiscal 2018 as a result of the decrease in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $1,834 to $11,300 in fiscal 2019 from $9,466 in fiscal 2018.

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

The European reportable segment for fiscal 2019 includes the results of operations of EHG for the six months of operations since the February 1, 2019 acquisition date, as more fully described in Note 2 to the Consolidated Financial Statements.

During fiscal 2019, EHG recorded net sales of $1,486,978, gross profit of $150,039 and a loss before income taxes of $5,946. Gross profit and loss before income taxes include the negative impact of $61,418 related to the fair value step-up in purchase accounting of acquired inventory that was sold during the first three months subsequent to the acquisition, and the loss before income taxes also includes $11,239 for the complete amortization expense of backlog and the continuing amortization expense of the other acquired amortizable intangibles of $14,355.

Financial Condition and Liquidity

As of July 31, 2020, we had $538,519 in cash and cash equivalents, of which $276,841 is held in the United States and the equivalent of $261,678, predominantly in Euros, is held in Europe, compared to $425,615 on July 31, 2019, of which $223,394 was held in the United States and the equivalent of $202,221, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of this $112,904 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operations of $540,941 less cash used in financing activities of $392,916 and cash used in investing activities of $84,249.

Net working capital at July 31, 2020 was $586,996 compared to $589,032 at July 31, 2019. Capital expenditures of $106,697 for fiscal 2020 were made primarily for land and production building additions and improvements, and replacing machinery and equipment used in the ordinary course of business.

As a result of the COVID-19 pandemic, there has been significant uncertainty surrounding the impact and duration of that impact on the Company's results of operations, cash flows and financial position. The Company proactively took numerous steps in the third quarter of fiscal 2020 to maximize its financial position including, but not limited to, temporary reductions in compensation costs and discretionary operating expenses, limiting capital expenditures and drawing funds available under the Company's asset-based credit agreement.

On March 23, 2020, the Company borrowed $250 million under the ABL Credit Agreement as a precautionary measure to secure its liquidity position and provide financial flexibility given the uncertain market conditions as a result of COVID-19. This amount was repaid in the fourth quarter of fiscal 2020.

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

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and over time growing our dividend payments, and funding our growth both organically and opportunistically through acquisitions. We may also consider strategic and opportunistic repurchases of shares and special dividends as determined by the Company's Board of Directors and subject to potential customary limits and restrictions pursuant to our credit facilities and applicable legal limitations.

In regard to reducing indebtedness, on August 31, 2020, we made an additional principal payment of 50,000 Euro ($59,700 using the applicable exchange rate from that day) on the Euro term loan. The Euro term loan is discussed in more detail in Note 12 to the Consolidated Financial Statements.

In regard to growing our business, we anticipate capital expenditures during fiscal 2021 for the Company of approximately $135,000. Approximately half of those expenditures will be in North America and half in Europe, primarily for the replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities for fiscal 2020 was $540,941 as compared to net cash provided by operating activities of $508,019 for fiscal 2019 and $466,508 for fiscal 2018.

For fiscal 2020, net income adjusted for non-cash operating items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $451,018 of operating cash. The change in net working capital provided $89,923 of operating cash during fiscal 2020, due primarily to a reduction in inventory as well as an increase in accounts payables due to the timing of inventory purchases, partially offset by an increase in accounts receivable due to an increase in July 2020 sales as compared to July 2019 sales.

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

Investing Activities

Net cash used in investing activities for fiscal 2020 was $84,249, primarily due to capital expenditures of $106,697 which included approximately $51,100 for land and production building additions and improvements, with the remainder used primarily to replace machinery and equipment used in the ordinary course of business. These capital expenditures were partially offset by proceeds from the disposition of property, plant and equipment of $27,677.

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

Financing Activities

Net cash used in financing activities for fiscal 2020 was $392,916, consisting primarily of $274,963 in term loan debt payments. Additionally, the Company made regular quarterly cash dividend payments of $0.40 per share for each quarter of fiscal 2020 totaling $88,318.

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

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company’s North American towables and European reportable segments, as well as its non-reportable operating segments, have a goodwill balance. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. We generally utilize a two-step quantitative assessment to test for impairment. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

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

We review our tangible and intangible long-lived assets (individually or in a related group, as appropriate) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows attributable to the assets. We continually assess whether events or changes in circumstances represent a ‘triggering’ event that would require us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include, among other things, whether there has been a significant adverse change in legal factors, business climate or competition related to the operation of the asset, whether there has been a significant decrease in actual or expected operating results related to the asset and whether there are current plans to sell or dispose of the asset. The determination of whether a triggering event has occurred is subject to significant management judgment, including at which point or fiscal quarter a triggering event has occurred when the relevant adverse factors persist over extended periods.

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

The Company completed its annual goodwill impairment test as of May 31, 2020, and no impairment was identified. See Note 7 to the Consolidated Financial Statements for further discussion of the interim impairment assessments performed in fiscal 2020, including one related to the European reporting unit, and the results of those assessments. There was no material impairment of goodwill during fiscal 2020, 2019 or 2018.

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

See Note 17 to the Consolidated Financial Statements for more information.

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2020 are summarized in the following charts. Unrecognized income tax benefits in the amount of $15,945 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	After 5 Years
Debt principal payments (1)	$1,711,211	$13,817	$24,177	$48,125	$1,625,092
Debt interest payments (2)	384,900	79,000	142,500	129,400	34,000
Finance leases (3)	7,243	991	2,049	2,142	2,061
Operating leases (3)	49,888	9,816	13,658	7,687	18,727
Purchase obligations (4)	57,616	57,616	—	—	—
Total contractual cash obligations	$2,210,858	$161,240	$182,384	$187,354	$1,679,880
(1)See Note 12 to the Consolidated Financial Statements for additional information.
(2)Debt interest payment amounts assume the current interest rate environment, current exchange rates and future average outstanding debt balances assuming minimum annual contractual payments.
(3)See Note 15 to the Consolidated Financial Statements for additional information.
(4)Represent commitments to purchase specified quantities of raw materials at market prices in our other non-reportable segment. The dollar values above have been estimated based on July 31, 2020 market prices.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$1,876,922	$1,086,896	$790,026	$—	$—
(1)The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2020 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

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

CURRENCY EXCHANGE RISK – The Company’s principal currency exposures mainly relate to the Euro and British Pound Sterling. The Company has used foreign currency forward contracts to manage certain foreign exchange rate exposure related to anticipated sales transactions in Pound Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. At July 31, 2020, the Company did not have any foreign currency forward contracts outstanding.

The Company also holds $769,310 of debt denominated in Euros at July 31, 2020. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our July 31, 2020 debt balance by an estimated $76,931.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of July 31, 2020, the Company has approximately $673,400 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, and after taking into consideration the impact of our interest rate swaps discussed above, a one-percentage-point increase in interest rates (approximately 22.5% of our weighted-average interest rate at July 31, 2020) would result in an estimated $12,700 pre-tax reduction in net earnings over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2020	October 31	January 31	April 30	July 31
Net sales	$2,158,785	$2,003,133	$1,681,735	$2,324,280
Gross profit	308,811	256,406	205,633	347,357
Net income attributable to Thor Industries, Inc.	51,065	28,673	24,068	119,168

Earnings per common share: (1)
Basic	$0.93	$0.52	$0.44	$2.16
Diluted	$0.92	$0.52	$0.43	$2.14
Dividends paid per common share	$0.40	$0.40	$0.40	$0.40

Market prices per common share
High	$68.78	$83.99	$89.45	$119.77
Low	$42.05	$61.69	$32.30	$59.32

	Quarter Ended
Fiscal 2019	October 31	January 31	April 30	July 31
Net sales	$1,755,976	$1,290,576	$2,506,583	$2,311,623
Gross profit	207,256	141,596	292,430	331,812
Net income attributable to Thor Industries, Inc.	13,953	(5,417)	32,684	92,055

Earnings per common share: (1)
Basic	$0.26	$(0.10)	$0.59	$1.67
Diluted	$0.26	$(0.10)	$0.59	$1.67
Dividends paid per common share	$0.39	$0.39	$0.39	$0.39

Market prices per common share
High	$109.94	$76.16	$71.66	$66.44
Low	$63.48	$47.71	$57.84	$51.13

(1)Earnings per common share are computed independently for each of the quarters presented based on net income attributable to Thor Industries, Inc. The summation of the quarterly amounts will not necessarily equal the total earnings per common share reported for the year due to changes in the weighted-average shares outstanding during the year.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2020 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Thor Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2020, of the Company and our report dated September 28, 2020, expressed an unqualified opinion on those financial statements.

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
September 28, 2020

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2020 about the Company’s Common Stock that is authorized for issuance under the Company’s equity compensation plans, including the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”) and the Thor Industries, Inc. 2010 Equity and Incentive Plan (the “2010 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	641,410	(1)	$—	(2)	2,193,643	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	641,410		$—		2,193,643
(1)Represents shares underlying restricted stock units granted pursuant to the 2016 Plan and the 2010 Plan.
(2)The restricted stock units of 641,410 in column (a) include performance stock units and do not have an exercise price.
(3)Represents shares remaining available for future issuance pursuant to the 2016 Plan and the 2010 Plan.

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
(a)(1) Financial Statements
(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since the required information is either not applicable, not material or is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(b)Exhibits

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

3.1	Thor Industries, Inc. Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 20, 2018)
3.2	Thor Industries, Inc. Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated December 20, 2018)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987) (P) Rule 311
4.2	Description of Registrant's Securities*
10.1	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 15, 2008), as amended
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

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 28, 2020*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from Thor Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 formatted in Inline XBRL (included in Exhibit 101).

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 formatted in iXBRL (Inline “eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*    Filed herewith
**    Furnished herewith
***    Certain schedules and exhibits referenced in the Sale and Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 28, 2020 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 28, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thor Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of European Reporting Unit Goodwill—See Note 7 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company utilized a quantitative assessment to test for impairment, which involved a comparison of the fair value of its reporting units with their carrying values. Fair values were determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates and discount rates developed using market observable inputs and considering risk regarding future performance. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The goodwill balance was $1,477 million as of July 31, 2020, of which $1,038 million was allocated to the European reporting unit. As a result of the assessments performed by the Company during the year ended July 31, 2020, the Company concluded that the fair value of the European reporting unit exceeds its carrying value and that there was no impairment of European reporting unit goodwill.

We identified goodwill for the European reporting unit as a critical audit matter because of the significant judgments made by management to estimate the reporting unit fair value and the difference between its fair value and carrying value, which is not significant in part because the acquisition of the European reporting unit occurred on February 1, 2019. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the sales growth rates and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and sales growth rates used by management to estimate the reporting unit fair value included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of reporting unit fair value, such as controls related to management’s selection of sales growth rates and the discount rate.
•We evaluated the reasonableness of management’s forecasted sales growth rates primarily by comparing the forecasts to external data encompassing macroeconomic projections and those of the recreational vehicle industry, including the European sector, as well as information furnished to the public by the Company, its peers, and analysts following the Company and the industry.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Assessing the appropriateness of the valuation methodology used to determine the discount rate.
◦Testing the source information underlying the determination of the discount rate and mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Chicago, Illinois
September 28, 2020

We have served as the Company’s auditor since 1981.

Thor Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 2020 and 2019
(amounts in thousands, except share and per share data)

	July 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$538,519	$425,615
Restricted cash	2,844	25,647
Accounts receivable, trade, net	588,069	478,531
Factored accounts receivable	143,278	173,405
Accounts receivable, other, net	82,880	64,291
Inventories, net	716,305	827,988
Prepaid income taxes, expenses and other	30,382	41,880
Total current assets	2,102,277	2,037,357
Property, plant and equipment, net	1,107,649	1,092,471
Other assets:
Goodwill	1,476,541	1,358,032
Amortizable intangible assets, net	914,724	970,811
Deferred income tax assets, net	78,738	73,176
Equity investment in joint ventures	—	46,181
Other	91,531	82,418
Total other assets	2,561,534	2,530,618
TOTAL ASSETS	$5,771,460	$5,660,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$636,506	$551,831
Current portion of long-term debt	13,817	17,370
Short-term financial obligations	35,939	44,094
Accrued liabilities:
Compensation and related items	160,083	135,560
Product warranties	252,869	289,679
Income and other taxes	83,893	61,483
Promotions and rebates	97,378	95,052
Product, property and related liabilities	15,440	17,595
Liabilities related to factored receivables	143,278	173,405
Other	76,078	62,256
Total current liabilities	1,515,281	1,448,325
Long-term debt	1,652,831	1,885,253
Deferred income tax liabilities, net	123,802	135,703
Unrecognized tax benefits	12,765	10,799
Other liabilities	121,212	85,138
Total long-term liabilities	1,910,610	2,116,893
Contingent liabilities and commitments	—	—
Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 65,396,531 and 65,189,907 shares, respectively	6,540	6,519
Additional paid-in capital	436,828	416,382
Retained earnings	2,201,330	2,066,674
Accumulated other comprehensive income (loss), net of tax	26,993	(57,004)
Less treasury shares of 10,197,775 and 10,126,434, respectively, at cost	(351,909)	(348,146)
Stockholders’ equity attributable to Thor Industries, Inc.	2,319,782	2,084,425
Non-controlling interests	25,787	10,803
Total stockholders’ equity	2,345,569	2,095,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,771,460	$5,660,446
See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2020, 2019 and 2018
(amounts in thousands, except share and per share data)

	2020	2019	2018
Net sales	$8,167,933	$7,864,758	$8,328,909
Cost of products sold	7,049,726	6,891,664	7,164,243
Gross profit	1,118,207	973,094	1,164,666
Selling, general and administrative expenses	634,119	536,044	477,444
Amortization of intangible assets	97,234	75,638	55,118
Impairment charges	10,057	—	—
Acquisition-related costs	—	114,866	—
Interest income	3,116	8,080	2,148
Interest expense	107,322	68,112	5,187
Other income (expense), net	305	(1,848)	3,964
Income before income taxes	272,896	184,666	633,029
Income taxes	51,512	52,201	202,878
Net income	221,384	132,465	430,151
Less: net (loss) attributable to non-controlling interests	(1,590)	(810)	—
Net income attributable to Thor Industries, Inc.	$222,974	$133,275	$430,151

Weighted-average common shares outstanding:
Basic	55,172,694	53,905,667	52,674,161
Diluted	55,397,376	54,026,686	52,853,360

Earnings per common share:
Basic	$4.04	$2.47	$8.17
Diluted	$4.02	$2.47	$8.14

Comprehensive income:
Net income	$221,384	$132,465	$430,151
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	92,735	(47,078)	—
Unrealized (loss) on derivatives, net of tax	(9,351)	(9,472)	—
Other income (loss), net of tax	352	(1,048)	—
Total other comprehensive income (loss), net of tax	83,736	(57,598)	—
Total comprehensive income	305,120	74,867	430,151
Comprehensive (loss) attributable to non-controlling interest	(1,851)	(1,404)	—
Comprehensive income attributable to Thor Industries, Inc.	$306,971	$76,271	$430,151
See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2020, 2019 and 2018
(amounts in thousands, except share and per share data)

					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to Thor	Interests	Equity
Balance at July 31, 2017	62,597,110	$6,260	$235,525	$1,670,826	$—	10,011,069	$(336,071)	$1,576,540	$—	$1,576,540
Net income	—	—	—	430,151	—	—	—	430,151	—	430,151
Restricted stock unit activity	168,714	17	(321)	—	—	59,390	(7,657)	(7,961)	—	(7,961)
Cash dividends $1.48 per common share	—	—	—	(77,989)	—	—	—	(77,989)	—	(77,989)
Stock compensation expense	—	—	17,000	—	—	—	—	17,000	—	17,000
Balance at July 31, 2018	62,765,824	$6,277	$252,204	$2,022,988	$—	10,070,459	$(343,728)	$1,937,741	$—	$1,937,741
Net income (loss)	—	—	—	133,275	—	—	—	133,275	(810)	132,465
Restricted stock unit activity	167,591	16	1,286	—	—	55,975	(4,418)	(3,116)	—	(3,116)
Cash dividends $1.56 per common share	—	—	—	(84,139)	—	—	—	(84,139)	—	(84,139)
Stock compensation expense	—	—	18,950	—	—	—	—	18,950	—	18,950
Other comprehensive income (loss)	—	—	—	—	(57,004)	—	—	(57,004)	(594)	(57,598)
Cumulative effect of adoption of ASU no. 2014-09, net of tax	—	—	—	(5,450)	—	—	—	(5,450)	—	(5,450)
Acquisitions	2,256,492	226	143,942	—	—	—	—	144,168	12,207	156,375
Balance at July 31, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income (loss)	—	—	—	222,974	—	—	—	222,974	(1,590)	221,384
Restricted stock unit activity	206,624	21	557	—	—	71,341	(3,763)	(3,185)	—	(3,185)
Cash dividends $1.60 per common share	—	—	—	(88,318)	—	—	—	(88,318)	—	(88,318)
Stock compensation expense	—	—	19,889	—	—	—	—	19,889	—	19,889
Other comprehensive income (loss)	—	—	—	—	83,997	—	—	83,997	(261)	83,736
Acquisitions	—	—	—	—	—	—	—	—	16,835	16,835
Balance at July 31, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569

See Notes to the Consolidated Financial Statements.

Thor Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 2020, 2019 and 2018
(amounts in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$221,384	$132,465	$430,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,933	73,139	38,105
Amortization of intangibles	97,234	75,638	55,118
Amortization of debt issuance costs	10,743	6,189	1,570
Impairment charges	10,057	—	—
Foreign currency forward contract loss	—	70,777	—
Deferred income tax provision (benefit)	(11,212)	(9,059)	14,525
(Gain) loss on disposition of property, plant and equipment	3,990	739	(1,450)
Stock-based compensation expense	19,889	18,950	17,000
Changes in assets and liabilities:
Accounts receivable	(115,232)	136,145	(2,391)
Inventories	133,290	283,311	(77,421)
Prepaid income taxes, expenses and other	18,427	(13,114)	(14,197)
Accounts payable	60,469	(120,507)	(40,736)
Guarantee liabilities related to former EHG subsidiaries	—	(108,843)	—
Accrued liabilities and other	(14,059)	(46,612)	29,575
Long-term liabilities and other	7,028	8,801	16,659
Net cash provided by operating activities	540,941	508,019	466,508
Cash flows from investing activities:
Purchases of property, plant and equipment	(106,697)	(130,224)	(138,197)
Proceeds from dispositions of property, plant and equipment	27,677	2,732	3,835
Business acquisitions, net of cash acquired	—	(1,658,577)	—
Foreign currency forward contract payment related to business acquisition	—	(70,777)	—
Equity investment in joint venture	—	(6,500)	(50,402)
Other	(5,229)	(2,157)	1,271
Net cash used in investing activities	(84,249)	(1,865,503)	(183,493)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	—	2,095,018	—
Borrowings on revolving asset-based credit facilities	379,222	100,000	—
Payments on term-loan credit facilities	(274,963)	(242,919)	—
Payments on revolving credit facilities	(379,986)	(100,000)	(145,000)
Payments on unsecured notes	—	(84,728)	—
Payments on other debt	(14,493)	(70,319)	—
Payments of debt issuance costs	—	(70,176)	—
Cash dividends paid	(88,318)	(84,139)	(77,989)
Payments on finance lease obligations	(442)	(405)	(378)
Payments related to vesting of stock-based awards	(3,763)	(4,418)	(7,657)
Other	(10,173)	1,159	—
Net cash provided by (used in) financing activities	(392,916)	1,539,073	(231,024)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	26,325	(5,576)	—
Net increase in cash and cash equivalents and restricted cash	90,101	176,013	51,991
Cash and cash equivalents and restricted cash, beginning of period	451,262	275,249	223,258
Cash and cash equivalents and restricted cash, end of period	541,363	451,262	275,249
Less: restricted cash	2,844	25,647	—
Cash and cash equivalents, end of period	$538,519	$425,615	$275,249
Supplemental cash flow information:
Income taxes paid	$56,803	$87,813	$218,841
Interest paid	$101,784	$57,189	$3,901
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$3,458	$4,332	$5,375
Common stock issued for business acquisition	$—	$144,168	$—

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2020, 2019 and 2018
(All Dollar, Euro and GBP amounts are presented in thousands, except share and per share data or as otherwise specified)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s business activities are primarily comprised of three distinct operations, which include the design, manufacture and sale of North American towable recreational vehicles, North American motorized recreational vehicles and European recreational vehicles, with the European vehicles including both towable and motorized products as well as other RV-related products and services. Accordingly, the Company has presented financial information for these three segments in Note 3 to the Consolidated Financial Statements.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2020 and July 31, 2019, cash and cash equivalents of $260,876 and $148,488, respectively, were held by one U.S. financial institution, and $963 and $61,057, respectively, was held by a different U.S. financial institution. In addition, at July 31, 2020 and July 31, 2019, the equivalent of $174,077 and $115,168, respectively, was held in Euros at one European financial institution and $49,732 and $39,254, respectively, was held in Euros by a different European financial institution.

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

Fair Value of Financial Instruments – The carrying amount of notes receivable approximate fair value because of the relatively short maturity of these financial instruments. The fair value of long-term debt is discussed in Note 12 to the Consolidated Financial Statements.

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
Rental vehicles – 6 years
Depreciation expense is recorded in cost of products sold, except for $15,060, $8,350 and $5,035 in fiscal 2020, 2019 and 2018, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Business Combinations - The Company accounts for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

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

Goodwill – Goodwill is not amortized but is reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if events or circumstances indicate a potential impairment. For impairment testing purposes, fair values are generally determined by a discounted cash flow model, which incorporates certain estimates. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

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

Revenue Recognition – Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied. The Company’s recreational vehicle and extruded aluminum contracts have a single performance obligation of providing the promised goods (recreational vehicles and extruded aluminum components), which is satisfied when control of the goods is transferred to the customer. Revenue from the sales of extruded aluminum components is generally recognized upon delivery to the customer’s location. The Company’s European recreational vehicle reportable segment includes vehicle sales to third party dealers as well as sales of new and used vehicles to end customers through our owned and operated dealership network of three dealerships.

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

In addition to recreational vehicle sales, the Company’s European recreational vehicle reportable segment sells accessory items and provides repair services through our three owned dealerships. Each ordered item represents a distinct performance obligation satisfied when control of the good is transferred to the customer. Service and repair contracts with customers are short term in nature and are recognized when the service is complete.

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2020, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

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

Advertising Costs – Advertising costs, which consist primarily of tradeshows, are expensed as incurred, and were $67,019, $38,643 and $26,874 in fiscal 2020, 2019 and 2018, respectively.

Foreign Currency – The financial statements of the Company’s foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, and, for revenues and expenses, the weighted-average exchange rate for each applicable period, and the resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss), net of tax. Transaction gains and losses from foreign currency exchange rate changes are recorded in Other income (expense), net in the Consolidated Statements of Income and Comprehensive Income.

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

Research and Development – Research and development costs are expensed when incurred and totaled $19,123, $9,381 and $2,009 in fiscal 2020, 2019 and 2018, respectively.

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

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Thor Industries, Inc. by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Thor Industries, Inc. by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of unvested restricted stock units as follows:

	2020	2019	2018
Weighted-average shares outstanding for basic earnings per share	55,172,694	53,905,667	52,674,161
Unvested restricted stock units	224,682	121,019	179,199
Weighted-average shares outstanding assuming dilution	55,397,376	54,026,686	52,853,360

The Company excluded 233,395 unvested restricted stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution at July 31, 2019. There were no antidilutive, unvested restricted stock units at July 31, 2020 or July 31, 2018.

Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional expedients and exceptions are available for all entities as of March 12, 2020, through December 31, 2022. The Company adopted ASU 2020-04, effective March 12, 2020. While there was no impact to the Company’s consolidated financial statements at the time of adoption, the impact of this ASU will ultimately depend on the terms of any future contract modification related to a change in reference rate, including potential future modifications to the Company’s debt facilities and cash flow hedges.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and has subsequently issued ASU's 2018-10, "Codification Improvements (Topic 842)," and 2018-11, "Targeted Improvements (Topic 842)" (collectively the "New Leasing Standard"), which provide guidance on the recognition, measurement, presentation, and disclosure of leases. The New Leasing Standard requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The principal difference from prior guidance is that the lease assets and lease liabilities arising from operating leases are now recognized on the Consolidated Balance Sheet. The New Leasing Standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the New Leasing Standard on August 1, 2019. The Company elected the optional transition method as well as the available package of practical expedients. As a result, the Company recognized right-of-use assets and the associated lease obligations, both totaling approximately $33 million, on the Consolidated Balance Sheet as of August 1, 2019. Historical periods were not restated. The adoption did not have a material impact to the Consolidated Statements of Income and Comprehensive Income. See Note 15 for further disclosures about the Company's leases.

Other Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. This ASU is effective for the Company in its fiscal year 2021 beginning on August 1, 2020. The impact of this ASU on the Company's consolidated financial statements will depend on the outcomes of future goodwill impairment tests.

2.ACQUISITIONS

Erwin Hymer Group SE

On February 1, 2019, the Company acquired Erwin Hymer Group SE (“EHG”). EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. EHG is managed as a stand-alone operating entity that is included in the European recreational vehicle operating segment.

In fiscal 2020, the Company made measurement period adjustments primarily related to the estimated fair value of certain fixed assets, other receivables and deferred income tax assets to better reflect the facts and circumstances that existed at the acquisition date. These adjustments resulted in a decrease in fixed assets, an increase in other receivables, increases in deferred income tax assets, a decrease in deferred income tax liabilities and a net increase of goodwill of $1,282. The impact to our Consolidated Statement of Income and Comprehensive Income as a result of these measurement period adjustments was immaterial.

The following table summarizes the final fair values of the EHG assets acquired and liabilities assumed as of the acquisition date.

Cash	$97,887
Inventory	593,053
Other assets	435,747
Property, plant and equipment, rental vehicles	80,132
Property, plant and equipment	437,216
Amortizable intangible assets:
Dealer network	355,601
Trademarks	126,181
Technology assets	183,536
Backlog	11,471
Goodwill	1,009,754
Guarantee liabilities related to former EHG North American subsidiaries	(115,668)
Other current liabilities	(851,774)
Debt – Unsecured notes	(114,710)
Debt – Other	(166,196)
Deferred income tax liabilities	(152,186)
Other long-term liabilities	(17,205)
Non-controlling interests	(12,207)
Total fair value of net assets acquired	1,900,632
Less: cash acquired	(97,887)
Total fair value of net assets acquired, less cash acquired	$1,802,745

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 17 years. The dealer network was valued based on the Discounted Cash Flow method and is amortized on an accelerated basis over 20 years. The trademarks and technology assets were valued on the Relief of Royalty method and are amortized on a straight-line basis over 20 years and 10 years, respectively. The backlog was valued based on the Discounted Cash Flow method and was amortized on a straight-line basis over a 5 month period. We recognized $1,009,754 of goodwill as a result of this transaction, of which approximately $311,000 will be deductible for tax purposes.

In connection with the closing of the acquisition, Thor and EHG entered into an amendment to exclude EHG’s North American subsidiaries from the business operations acquired by Thor. The acquisition date balance sheet includes guarantee liabilities related to the former EHG North American subsidiaries totaling $115,668. Historically, EHG had provided guarantees for certain of its former North American subsidiaries that were assumed by Thor in the acquisition and which related to bank loans, foreign currency derivatives, certain specified supplier contracts and dealer financing arrangements, as well as a specific lease agreement. The Company had a liability of $5,576 outstanding at July 31, 2019 related to the remaining dealer financing guarantees and other related contingent liabilities, which is included in Other current liabilities on the Consolidated Balance Sheets. There were no outstanding liabilities as of July 31, 2020.

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

Fiscal 2019
Net sales	$9,067,750
Net income	$143,517
Basic earnings per common share	$2.66
Diluted earnings per common share	$2.66

The pro forma earnings for the fiscal year ended July 31, 2019 were adjusted to exclude $114,866 of acquisition-related costs. Nonrecurring expenses related to management fees of $1,677 were excluded from pro forma earnings for the fiscal year ended July 31, 2019. The period presented excludes $61,418 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. EHG’s historical net income included in the total above includes nonrecurring charges related to its former North American operations in the amount of $52,501 during the fiscal year ended July 31, 2019. These charges primarily consist of EHG’s guarantees to third parties for certain North American subsidiary obligations and the impairment of loan receivables due to EHG from their former North American subsidiaries.

Net costs incurred during fiscal 2019 related specifically to this acquisition totaled $114,866 and are included in Acquisition-related costs in the Consolidated Statements of Income and Comprehensive Income. These costs include the losses on the foreign currency forward contract of $70,777 discussed in Note 4 to the Consolidated Financial Statements, and $44,089 of other expenses, consisting primarily of bank fees, ticking fees, legal, professional and advisory fees related to financial due diligence and implementation costs, regulatory review costs and the write-off of the remaining unamortized debt fees related to the Company’s previous asset-based facility.
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

Effective March 23, 2020 the Company and thl reached an agreement (the “2020 Agreement”) whereby the Company agreed to pay thl $6,000 on August 1, 2020 and, in return, obtained additional ownership interest in Togo Group. In addition, certain assets or rights to assets historically owned by Togo Group were distributed to thl in exchange for a corresponding reduction in thl’s ownership interest in Togo Group. As a result of the 2020 Agreement, Thor obtained a 73.5% controlling interest in Togo Group and the power to direct the activities of Togo Group. Upon the effective date of the 2020 Agreement, the operating results, balance sheet accounts and cash flow activity of Togo Group are consolidated within the Company's Consolidated Financial Statements.

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

During the fiscal quarter ended July 31, 2020, the Company made immaterial measurement period adjustments primarily to deferred income taxes and goodwill to better reflect the facts and circumstances that existed at the 2020 Agreement effective date. The table below summarizes the final estimated fair value of Togo Group assets acquired and liabilities assumed as of the 2020 Agreement effective date.

Cash	$326
Accounts receivable	466
Other assets	749
Property, plant and equipment	362
Amortizable intangible assets
Trade names and trademarks	1,130
Developed technology	5,700
Other	1,350
Goodwill	61,955
Liabilities	(2,595)
Non-controlling interest	(16,835)
Total fair value of net assets acquired	$52,608

As of the 2020 Agreement effective date, amortizable intangible assets had a weighted-average useful life of approximately eight years and will be amortized on a straight-line basis. The developed technology was valued using the Multi-Period Excess Earnings method, which is a form of the income approach. Trade names and trademarks were valued using the Relief from Royalty method. The majority of the goodwill is expected to be deductible for tax purposes.

Prior to the March 23, 2020 effective date of the 2020 Agreement, the Company accounted for the equity method investment in Togo Group on a one-month lag. Beginning in the fiscal quarter ended April 30, 2020, that lag was eliminated. The impact of this change was not material to the Company's Consolidated Financial Statements. The Company's share of the loss from this investment recognized in the Company's fiscal year through the March 23, 2020 effective date of the 2020 Agreement was $6,884. The Company's share of the losses from this investment for the fiscal years ended July 31, 2019 and July 31, 2018 were $8,798 and $1,939, respectively.

3.BUSINESS SEGMENTS

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European.

The North American towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen) and KZ (including Venture RV). The North American motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach) and Thor Motor Coach. The European recreational vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of towable and motorized recreational vehicles, including motorcaravans, caravans and campervans in eight RV production facilities within Europe. EHG produces and sells numerous brands within Europe, including Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

The operations of the Company’s Postle and Togo Group subsidiaries are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s North American towable and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of extrusion components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by Thor’s U.S.-based operating subsidiaries.

	2020	2019	2018
NET SALES:
Recreational vehicles
North American Towables	$4,140,482	$4,558,451	$6,008,700
North American Motorized	1,390,098	1,649,329	2,146,315
Total North America	5,530,580	6,207,780	8,155,015
European	2,485,391	1,486,978	—
Total recreational vehicles	8,015,971	7,694,758	8,155,015
Other	234,481	263,374	305,947
Intercompany eliminations	(82,519)	(93,374)	(132,053)
Total	$8,167,933	$7,864,758	$8,328,909

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$336,207	$322,228	$532,657
North American Motorized	71,943	80,910	134,785
Total North America	408,150	403,138	667,442
European	9,850	(5,946)	—
Total recreational vehicles	418,000	397,192	667,442
Other, net	27,751	29,086	32,667
Corporate	(172,855)	(241,612)	(67,080)
Total	$272,896	$184,666	$633,029

	2020	2019
TOTAL ASSETS:
Recreational vehicles
North American Towables	$1,529,913	$1,516,519
North American Motorized	480,225	446,626
Total North America	2,010,138	1,963,145
European	3,102,071	3,077,804
Total recreational vehicles	5,112,209	5,040,949
Other, net	212,378	163,897
Corporate	446,873	455,600
Total	$5,771,460	$5,660,446

	2020	2019	2018
DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:
Recreational vehicles
North American Towables	$66,042	$67,751	$68,964
North American Motorized	14,202	13,831	11,800
Total North America	80,244	81,582	80,764
European	103,671	54,881	—
Total recreational vehicles	183,915	136,463	80,764
Other, net	10,488	10,647	10,861
Corporate	1,764	1,667	1,598
Total	$196,167	$148,777	$93,223

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towables	$27,219	$69,321	$85,304
North American Motorized	12,603	17,179	34,660
Total North America	39,822	86,500	119,964
European	62,165	35,653	—
Total recreational vehicles	101,987	122,153	119,964
Other, net	2,664	3,493	8,440
Corporate	1,172	1,599	8,902
Total	$105,823	$127,245	$137,306

DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$5,296,482	$5,803,373	$7,540,015
Germany	1,494,419	836,151	1,687
Other Europe	966,023	636,105	4,358
Canada	377,053	561,172	776,068
Other foreign	33,956	27,957	6,781
Total	$8,167,933	$7,864,758	$8,328,909

	2020	2019
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$564,171	$569,641
Germany	444,981	424,333
Other Europe	93,220	92,553
Other	5,277	5,944
Total	$1,107,649	$1,092,471
4.DERIVATIVES AND HEDGING

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

The fair value of our derivative instruments designated as cash flow hedges and the associated notional amounts, presented on a pre-tax basis, were as follows:

	July 31, 2020		July 31, 2019
Cash Flow Hedges	Notional	Fair Value in Other Current Liabilities	Notional	Fair Value in Other Current Liabilities
Interest rate swap agreements	$673,400	$24,840	$849,550	$12,463

See Note 10 to the Consolidated Financial Statements for additional fair value disclosures related to our derivative instruments, including those which are not designated as cash flow hedges.

Cash Flow Hedges

The Company has used foreign currency forward contracts to hedge the effect of certain foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including foreign currency denominated sales. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the determination of net income as the underlying exposure being hedged. As of July 31, 2020 and July 31, 2019, the Company did not have any foreign currency forward contracts outstanding.

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

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and determined to be effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustments were ($25,915) and $7,780 for the fiscal years ended July 31, 2020 and July 31, 2019, respectively.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the fiscal years ended July 31, 2020 and July 31, 2019.

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

The Company also has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $34,862 and a fair value of $1,824 which is included in Other current liabilities in the Consolidated Balance Sheet as of July 31, 2020. These other derivative instruments had a notional amount totaling approximately $35,700 and a fair value of $1,226 as of July 31, 2019. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments for the fiscal years ended July 31, 2020, July 31, 2019 and July 31, 2018 are as follows:

	2020	2019	2018
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$—	$129	$—
Interest rate swap agreements	(9,351)	(9,396)	—
Total gain (loss)	$(9,351)	$(9,267)	$—

	2020
	Sales	Acquisition-Related Costs	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(386)	$—	$—
Interest rate swap agreements	—	—	(5,914)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	—	(376)
Total gain (loss)	$(386)	$—	$(6,290)

	2019
	Sales	Acquisition-Related Costs	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$129	$—	$—
Interest rate swap agreements	—	—	76
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	—	(70,777)	—
Interest rate swap agreements	—	—	(438)
Total gain (loss)	$129	$(70,777)	$(362)

There were no derivative or non-derivative instruments used in hedging strategies during the fiscal year ended July 31, 2018.

5.INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2020	July 31, 2019
Finished goods—RV	$152,297	$230,483
Finished goods—other	44,779	60,593
Work in process	128,181	126,636
Raw materials	302,813	300,721
Chassis	135,194	155,099
Subtotal	763,264	873,532
Excess of FIFO costs over LIFO costs	(46,959)	(45,544)
Total inventories, net	$716,305	$827,988

Of the $763,264 and $873,532 of inventories at July 31, 2020 and July 31, 2019, $251,099 and $240,983, respectively, was valued on the last-in, first-out (“LIFO”) basis, and $512,165 and $632,549, respectively, was valued on the first-in, first-out (“FIFO”) method.

6.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	July 31, 2020	July 31, 2019
Land	$136,200	$142,475
Buildings and improvements	760,986	742,736
Machinery and equipment	438,985	389,666
Rental vehicles	83,534	87,243
Lease right-of-use assets – operating	33,609	—
Lease right-of-use assets – finance	3,672	—
Total cost	1,456,986	1,362,120
Less accumulated depreciation	(349,337)	(269,649)
Property, plant and equipment, net	$1,107,649	$1,092,471

See Note 15 to the Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.INTANGIBLE ASSETS, GOODWILL AND LONG-LIVED ASSETS

The components of amortizable intangible assets are as follows:

	July 31, 2020		July 31, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	$766,198	$252,320	$750,641	$191,017
Trademarks	275,775	47,743	268,778	34,518
Design technology and other intangibles	213,468	40,654	196,616	19,689
Total amortizable intangible assets	$1,255,441	$340,717	$1,216,035	$245,224

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2021	$108,713
For the fiscal year ending July 31, 2022	112,674
For the fiscal year ending July 31, 2023	92,063
For the fiscal year ending July 31, 2024	83,381
For the fiscal year ending July 31, 2025	76,410
For the fiscal year ending July 31, 2026 and thereafter	441,483
$914,724

For goodwill impairment testing purposes, the Company’s reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements. The fair values of the applicable reporting units are determined by utilizing a discounted cash flow model, which represents Level 3 inputs as defined by ASC 820. These estimates are subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.

During the fiscal quarter ended January 31, 2020, there was an interim impairment assessment performed related to two groups of tangible and intangible assets within the North American towables reportable segment, using Level 3 inputs as defined by ASC 820, as it was determined that each group of assets would be sold before the end of their previously estimated useful lives and within the next twelve months. The Company recognized an aggregate impairment charge of $10,057 related to these assets during the fiscal quarter ended January 31, 2020, which included a goodwill impairment charge of $1,036. The sales of these assets were completed during the fiscal quarter ended April 30, 2020.

Due to the impact of the global coronavirus pandemic on overall macroeconomic conditions and the equity markets, and its effects on the Company's operations during the three months ended April 30, 2020, the Company performed a quantitative impairment assessment related to the European reporting unit in the fiscal quarter ended April 30, 2020. As a result of that assessment, the Company concluded that the fair value of the European reporting unit exceeded its carrying value and that there was no impairment of goodwill as of April 30, 2020.

The Company completed its annual goodwill impairment test for fiscal 2020 as of May 31, 2020, and no impairment was identified. There were no impairments of goodwill during fiscal 2019 or 2018.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2020 and July 31, 2019 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of July 31, 2018	$334,822	$—	$—	$42,871	$377,693
Fiscal year 2019 activity:
Goodwill acquired	—	—	1,008,472	—	1,008,472
Foreign currency translation and other	—	—	(28,133)	—	(28,133)
Net balance as of July 31, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Goodwill acquired	—	—	—	62,366	62,366
Measurement period adjustment	—	—	1,282	(411)	871
Foreign currency translation and other	—	—	56,308	—	56,308
Impairment charge	(1,036)	—	—	—	(1,036)
Net balance as of July 31, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541

The components of the goodwill balances as of July 31, 2020 and July 31, 2019 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$343,935	$17,252	$1,037,929	$104,826	$1,503,942
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$343,935	$17,252	$980,339	$42,871	$1,384,397
Accumulated impairment charges	(9,113)	(17,252)	—	—	(26,365)
Net balance as of July 31, 2019	$334,822	$—	$980,339	$42,871	$1,358,032

8.CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 15.0% of the Company’s consolidated net sales in fiscal 2020 and approximately 18.5% and 20.0% in fiscal 2019 and fiscal 2018, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for approximately 18.0% of the Company’s consolidated trade accounts receivable at July 31, 2020 and approximately 19.0% at July 31, 2019. The loss of this dealer could have a material effect on the Company’s business.

9.EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $2,987 in fiscal 2020, $3,197 in fiscal 2019 and $2,689 in fiscal 2018.
The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and the Company then invests the funds in a combination of corporate-owned life insurance ("COLI") and mutual fund investments held by the Company. The employee deferrals and the results and returns of the investments selected by the participants, which totaled $61,290 at July 31, 2020 and $53,828 at July 31, 2019, are recorded as Other long-term liabilities in the Consolidated Balance Sheets. Investments held by the Company are accounted for at cash surrender value for COLI and at fair value for mutual fund investments. Both types of company-owned assets, which in total approximate the same value as the plan liabilities, are reported as Other long-term assets on the Consolidated Balance Sheets. Changes in the value of the plan assets are reflected within Other income (expense), net on the Consolidated Statements of Income and Comprehensive Income. Changes in the value of the liability are reflected within Selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the deferred compensation plan.
The Company also incurred costs related to certain pension obligations from post-employment defined benefit plans to certain current and former employees of the European segment. A significant portion of these plans are not available to new hires. Total expense for these plans in fiscal 2020 and fiscal 2019, and the pension obligations at July 31, 2020 and July 31, 2019, were immaterial.

10.FAIR VALUE MEASUREMENTS

The Company assesses the inputs used to measure the fair value of certain assets and liabilities using a three-level hierarchy, as prescribed in ASC 820, “Fair Value Measurements and Disclosures,” as defined below:

•Level 1 inputs include quoted prices in active markets for identical assets or liabilities and are the most observable.
•Level 2 inputs include inputs other than Level 1 that are either directly or indirectly observable, such as quoted market prices for similar but not identical assets or liabilities, quoted prices in inactive markets or other inputs that can be corroborated by observable market data.
•Level 3 inputs are not observable, are supported by little or no market activity and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2020 and July 31, 2019 are as follows:

	Input Level	July 31, 2020	July 31, 2019
Cash equivalents	Level 1	$227,154	$130,100
Deferred compensation plan mutual fund assets	Level 1	$47,327	$53,828
Deferred compensation plan liabilities	Level 1	$61,290	$53,828
Interest rate swap liabilities	Level 2	$26,664	$12,463

Cash equivalents represent investments in government and other money market funds traded in an active market, and are reported as a component of Cash and cash equivalents in the Consolidated Balance Sheets.

Deferred compensation plan assets accounted for at fair value are investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Additional plan investments in COLI are recorded at their cash surrender value, not fair value, and so are not included above.

The fair value of interest rate swaps is determined by discounting the estimated future cash flows based on the applicable observable yield curves.

11.PRODUCT WARRANTY

The Company generally provides retail customers of its products with a 1 year or 2 year warranty covering defects in material or workmanship, with longer warranties on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of retail units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Actual claims incurred could differ from estimates, requiring adjustments to the liabilities.
Changes in our product warranty liabilities during the indicated periods are as follows:

	2020	2019	2018
Beginning balance	$289,679	$264,928	$216,781
Provision	198,873	233,927	259,845
Payments	(238,590)	(251,071)	(211,698)
Acquisition	—	43,329	—
Foreign currency translation	2,907	(1,434)	—
Ending balance	$252,869	$289,679	$264,928

12.LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2020	July 31, 2019
Term loan	$1,597,091	$1,832,341
Unsecured notes	29,620	27,878
Other debt	84,500	94,124
Total long-term debt	1,711,211	1,954,343
Debt issuance costs, net of amortization	(44,563)	(51,720)
Total long-term debt, net of debt issuance costs	1,666,648	1,902,623
Less: current portion of long-term debt	(13,817)	(17,370)
Total long-term debt, net, less current portion	$1,652,831	$1,885,253

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

Under the term loan, both the U.S. and Euro tranches required annual principal payments of 1.00% of the initial term loan balance, payable quarterly in 0.25% installments starting on May 1, 2019. As of July 31, 2020, however, the Company had made sufficient payments on both the U.S. and Euro tranches to fulfill all annual principal payment requirements over the term of the loan.

Borrowings under the U.S. term loan bear interest at LIBOR or Alternate Base Rate ("ABR" as defined in the term loan facility agreement) plus an applicable margin of 3.75% for LIBOR-based loans or 2.75% for ABR-based loans. Interest on the Euro portion of the term loan is at EURIBOR (subject to a 0.00% floor) plus 4.00%. Interest is payable quarterly for ABR-based loans and monthly for LIBOR and EURIBOR-based loans.

As of July 31, 2020, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.938%, but the interest rate on $673,400 of that balance was fixed at 6.216% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2019, the entire outstanding U.S. term loan tranche balance of $1,146,968 was subject to a LIBOR-based rate totaling 6.188%, but the interest rate on $849,550 of that balance was fixed at 6.216% through the March 18, 2019 interest rate swap noted above.

The total interest rate on both the July 31, 2020 and July 31, 2019 outstanding Euro term loan tranche balances of $655,191 and $685,373, respectively, was 4.00%.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2020 or fiscal 2019. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances). The Company may add one or more incremental term loan facilities to the term loan, subject to obtaining commitments from any participating lenders and certain other conditions.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty. There were no borrowings outstanding on the ABL agreement as of July 31, 2020 and July 31, 2019.

The ABL contains a financial covenant which requires the Company to maintain a minimum consolidated fixed-charge coverage ratio of 1.0X, although the covenant is only applicable when adjusted excess availability falls below a threshold of the greater of a) 10% of the lesser of the borrowing base availability or the revolver line total, or b) $60,000. Up to $75,000 of the ABL is available for the issuance of letters of credit, and up to $75,000 is available for swingline loans. The Company may also increase commitments under the ABL by up to $150,000 by obtaining additional commitments from lenders and adhering to certain other conditions. The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2020 eligible receivable and inventory balances and net of amounts drawn, if any, totaled approximately $660,000.

The unsecured notes of 25,000 Euro ($29,620) at July 31, 2020 relate to long-term debt assumed at the closing of the acquisition of EHG. There are two series, 20,000 Euro ($23,696) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,924) with an interest rate of 2.534% maturing February 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% – 3.43%. The Company considered cash that was pledged as collateral against real estate loans or certain revolving debt obligations within its European rental fleet obligations to be restricted cash.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2021	$13,817
For the fiscal year ending July 31, 2022	12,027
For the fiscal year ending July 31, 2023	12,150
For the fiscal year ending July 31, 2024	12,277
For the fiscal year ending July 31, 2025	35,848
For the fiscal year ending July 31, 2026 and thereafter	1,625,092
$1,711,211

For fiscal 2020, interest expense on the term loan, ABL and other debt facilities was $93,475. The Company incurred fees totaling $56,166 and $14,010 in fiscal 2019 to secure the term loan and ABL, respectively, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $10,743 for fiscal 2020. The unamortized balance of the ABL facility fees was $9,807 at July 31, 2020 and is included in Other long-term assets in the Consolidated Balance Sheets.

For fiscal 2019, interest expense on the term loan and ABL was $56,932. The Company recorded total charges related to the amortization of the term loan and ABL fees, which are included in interest expense, of $5,404 for fiscal 2019. The unamortized balance of the ABL facility fees was $12,609 at July 31, 2019 and is included in Other long-term assets in the Consolidated Balance Sheets.

For fiscal 2018, interest expense on the Company’s previous asset-based credit agreement discussed below was $1,939.

Interest expense for fiscal 2019 also included $785 of amortization expense of capitalized debt fees related to the Company’s previous asset-based credit agreement that was terminated on February 1, 2019 with the new financing obtained with the EHG acquisition. Interest expense for fiscal 2018 included $1,570 of amortization of debt issuance costs related to the Company’s previous asset-based credit agreement.

The fair value of the Company's term loan debt at July 31, 2020 and July 31, 2019 was $1,565,866 and $1,806,010, respectively. The carrying value of the Company’s term loan debt, excluding debt issuance costs, was $1,597,091 and $1,832,341 at July 31, 2020 and July 31, 2019, respectively. The fair value of the Company’s debt is primarily estimated using Level 2 inputs as defined by ASC 820.

13. INCOME TAXES

The sources of earnings before income taxes are as follows:

	For the Fiscal Year Ended July 31,
	2020	2019	2018
United States	$258,483	$200,859	$633,029
Foreign	14,413	(16,193)	—
Total	$272,896	$184,666	$633,029

The components of the provision (benefit) for income taxes are as follows:

	For the Fiscal Year Ended July 31,
Income Taxes:	2020	2019	2018
U.S. Federal	$49,494	$48,757	$166,402
U.S. state and local	9,891	5,921	21,025
Foreign	1,842	6,611	—
Total current expense	61,227	61,289	187,427
U.S. Federal	6,472	10,862	17,820
U.S. state and local	(197)	(36)	(2,369)
Foreign	(15,990)	(19,914)	—
Total deferred expense (benefit)	(9,715)	(9,088)	15,451
Total income tax expense	$51,512	$52,201	$202,878

The Tax Cuts and Jobs Act (the "Tax Act") was signed into federal tax law on December 22, 2017. Under the Tax Act, the federal corporate income tax rate was reduced from 35.0% to 21.0% starting January 1, 2018, which resulted in the use of a blended federal corporate income tax rate of 26.9% for the Company’s 2018 fiscal year. The 21.0% rate is applicable to the entire year in both fiscal 2019 and 2020. As a result of other Tax Act changes, the Company’s income tax rate for fiscal 2019 was impacted by, among other items, the repeal of the domestic production activities deduction, the favorable tax benefit of the Foreign Derived Intangible Income provision and limitations on the deductibility of executive compensation. The Tax Act also included substantial changes to the taxation of foreign income which are applicable to the Company as a result of the acquisition of EHG during fiscal 2019. The Global Intangible Low Taxed Income ("GILTI") provision may also prospectively impact the Company’s income tax expense. Under the GILTI provision, a portion of the Company’s foreign earnings may be subject to U.S. taxation, offset by available foreign tax credits, subject to limitation. For both fiscal 2020 and fiscal 2019, the Company incurred no U.S. taxation related to the GILTI provision of the Tax Act.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act includes several changes impacting business, including, but not limited to, enhanced business interest deductibility, net operating loss ("NOL") carryback provisions, payroll tax deferral provisions and employee retention tax credits. The Company determined that the impacts of the CARES Act are not expected to be material to the Consolidated Financial Statements.

The differences between income tax expense at the federal statutory rate and the actual income tax expense are as follows:

	For the Fiscal Year Ended July 31,
	2020	2019	2018
Provision at federal statutory rate	$57,308	$38,779	$170,095
Differences between U.S. federal statutory and foreign tax rates	(50,898)	1,478	—
Foreign currency remeasurement (gains) and losses	30,246	(12,942)	—
U.S. state and local income taxes, net of federal benefit	7,616	4,642	14,255
Nondeductible compensation	2,249	2,401	—
Nondeductible acquisition costs	—	3,031	—
Nondeductible foreign currency forward contract loss on acquisition	—	14,863	—
Federal income tax credits and incentives	(1,738)	(3,373)	(3,518)
Domestic production activities deduction	—	—	(16,175)
Change in uncertain tax positions	1,101	1,279	396
Effect of the U.S. Tax Act	—	—	38,620
Other	5,628	2,043	(795)
Total income tax expense	$51,512	$52,201	$202,878

A summary of the deferred income tax balances is as follows:

	July 31,
	2020	2019
Deferred income tax asset (liability):
Inventory basis	$1,000	$807
Employee benefits	7,353	5,272
Self-insurance reserves	4,923	5,185
Accrued product warranties	53,586	62,563
Accrued incentives	4,316	6,144
Sales returns and allowances	1,027	1,516
Accrued expenses	6,733	3,617
Property, plant and equipment	(28,438)	(22,699)
Operating leases	9,110	—
Deferred compensation	15,876	15,247
Intangibles	(147,423)	(143,861)
Net operating loss and other carryforwards	32,877	15,725
Unrealized (gain)/loss	4,892	(4,546)
Unrecognized tax benefits	3,046	2,689
Other	4,558	2,759
Valuation allowance	(18,500)	(12,945)
Deferred income tax (liability), net	$(45,064)	$(62,527)

Deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowances recorded at July 31, 2020 and July 31, 2019 relate to certain foreign net operating loss carry forwards and other assets in foreign jurisdictions.

The Company has made an accounting policy election to treat income tax expense incurred due to the GILTI provision as a current year tax expense in the period in which a related income tax liability is incurred. For both fiscal 2020 and 2019, the Company incurred no income tax expense related to the GILTI provision.

With the exception of foreign subsidiary investment basis differences not attributable to unrepatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2020, to not be indefinitely reinvested outside of the United States. As of July 31, 2020, the related income tax cost of the repatriation of foreign earnings is not material. Additionally, the Company has no unrecorded deferred tax liabilities related to the investment in foreign subsidiaries at July 31, 2020.

As of July 31, 2020, the Company has $3,474 of U.S. state tax credit carry forwards that expire from fiscal 2027-2030 of which the Company expects to realize prior to expiration. At July 31, 2020, the Company had $73,751 of gross NOL carry forwards in certain foreign jurisdictions that will expire from fiscal 2023 to indefinite carryforward, of which $48,741 has been fully reserved with a valuation allowance and the remaining amount the Company expects to realize. In addition, the Company has $4,721 of gross U.S. state tax NOL carryforwards that expire from fiscal 2021-2040 that the Company does not expect to realize and therefore has been fully reserved with a valuation allowance.

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $11,606 for fiscal 2020, $11,332 for fiscal 2019 and $10,491 for fiscal 2018.

Changes in the unrecognized tax benefit during fiscal years 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Beginning balance	$13,848	$13,004	$12,671
Tax positions related to prior years:
Additions	73	—	353
Reductions	(129)	(263)	(2,203)
Tax positions related to current year:
Additions	1,966	2,062	3,629
Settlements	—	(773)	(192)
Lapses in statute of limitations	(1,520)	(918)	(1,254)
Tax positions acquired from EHG	—	736	—
Ending balance	$14,238	$13,848	$13,004

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2020 and July 31, 2019 were $2,516 and $1,758, respectively. The total amount of interest and penalties expense recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2020, July 31, 2019 and July 31, 2018 were $544, $454 and $203, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2020	2019
Unrecognized tax benefits	$14,238	$13,848
Reduction to unrecognized tax benefits which offset tax credit and loss carryforwards	(809)	(1,916)
Accrued interest and penalties	2,516	1,758
Total unrecognized tax benefits	$15,945	$13,690

Short-term, included in “Income and other taxes”	$3,180	$2,891
Long-term	12,765	10,799
Total unrecognized tax benefits	$15,945	$13,690

The Company anticipates a decrease of approximately $5,000 in unrecognized tax benefits and $1,300 in interest during fiscal 2021 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain U.S. state tax authorities for the fiscal years ended July 31, 2015 through July 31, 2017. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Exam

United States – Federal	Fiscal 2017 – Fiscal 2019

United States – State	Fiscal 2017 – Fiscal 2019

Germany	Fiscal 2016 – Fiscal 2018

France	Fiscal 2017 – Fiscal 2019

Italy	Fiscal 2015 – Fiscal 2019

United Kingdom	Fiscal 2018 – Fiscal 2019

14.CONTINGENT LIABILITIES AND COMMITMENTS

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2020 and July 31, 2019 were $1,876,922 and $2,961,019, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $7,747 and $9,575 as of July 31, 2020 and July 31, 2019, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

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

15.LEASES

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

Fiscal Year Ended
July 31, 2020
Operating lease cost	$12,580
Finance lease cost
Amortization of right-of-use assets	544
Interest on lease liabilities	531
Total lease cost	$13,655

Other information related to leases was as follows:

Fiscal Year Ended
Supplemental Cash Flow Information	July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,487
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,655

Supplemental Balance Sheet Information	July 31, 2020
Operating leases:
Operating lease right-of-use assets	$33,609

Operating lease liabilities
Other current liabilities	$5,343
Other long-term liabilities	28,456
Total operating lease liabilities	$33,799

Finance leases:
Finance lease right-of-use assets	$3,672

Finance lease liabilities
Other current liabilities	$505
Other long-term liabilities	4,743
Total finance lease liabilities	$5,248

July 31, 2020
Weighted-average remaining lease term
Operating leases	13.6 years
Finance leases	6.8 years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	9.7%

The Company has operating leases principally for land, buildings and equipment and also leases certain real estate and transportation equipment under various capital leases expiring between 2020 and 2028.

Future minimum rental payments required under operating and finance leases as of July 31, 2020 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2021	$9,816	$991
For the fiscal year ending July 31, 2022	8,030	1,013
For the fiscal year ending July 31, 2023	5,628	1,036
For the fiscal year ending July 31, 2024	4,370	1,059
For the fiscal year ending July 31, 2025	3,317	1,083
For the fiscal year ending July 31, 2026 and thereafter	18,727	2,061
Total future lease payments	$49,888	$7,243
Less: amount representing interest	(16,089)	(1,995)
Total reported lease liability	$33,799	$5,248

Future minimum rental payments required under operating and finance leases as of July 31, 2019 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2020	$8,785	$974
For the fiscal year ending July 31, 2021	6,809	993
For the fiscal year ending July 31, 2022	5,437	1,015
For the fiscal year ending July 31, 2023	3,980	1,037
For the fiscal year ending July 31, 2024	3,424	1,061
For the fiscal year ending July 31, 2025 and thereafter	20,745	3,037
Total future lease payments	$49,180	8,117
Less: amount representing interest		(2,427)
Total lease liability		5,690
Less: current portion		(444)
Long-term finance lease obligations		$5,246

Rent expense for the fiscal years ended July 31, 2019 and July 31, 2018 was $8,825 and $3,804, respectively.

16.STOCKHOLDERS’ EQUITY

The Board approved the Thor Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”) on October 11, 2016 and the 2010 Equity and Incentive Plan (the “2010 Equity and Incentive Plan”) on October 25, 2010. These plans were subsequently approved by shareholders at the 2016 and 2010 annual meetings, respectively. The maximum number of shares issuable under each of the 2016 Equity and Incentive Plan and the 2010 Equity and Incentive Plan is 2,000,000. As of July 31, 2020, the remaining shares available to be granted under the 2016 Equity and Incentive Plan are 982,258 and under the 2010 Equity and Incentive Plan are 1,211,385. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

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

In September 2019, the Board approved an equity compensation program for certain members of the Company’s executive management. Under this program, a portion of their equity compensation will be determined based on performance related to targets set for both the Company’s return on invested capital and free cash flow during a multi-year measurement period (North American operations only and a two-year measurement period for fiscal year 2020 grants). These performance stock unit (“PSU”) awards are based on a sliding scale of actual performance against relevant goals within a range of fifty percent (50%) to one hundred fifty percent (150%) of the target. Performance below the fifty percent (50%) threshold will result in no earned shares, while performance above the one hundred fifty percent (150%) level will result in an award of shares equal to two times the amount of target shares. In deriving the number of shares earned, if any, both performance metrics will be weighted equally. Following the measurement period, in accordance with actual achievement and certification of performance metrics, fully vested shares of common stock will be issued to the award recipients. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and will be expensed over the applicable measurement period based on the extent to which achievement of the performance metrics is probable.

The fair value of the employee and Board member restricted stock units is determined using the Company’s stock price on the date of grant. Total stock-based expense recognized in fiscal 2020, 2019 and 2018 for these RSU and PSU awards totaled $19,889, $18,950 and $17,000, respectively.

A summary of restricted stock unit activity, which includes performance stock units, during fiscal 2020, 2019 and 2018 is included below:

	2020		2019		2018
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	451,563	$91.08	328,431	$101.97	332,576	$69.41
Granted	407,151	50.78	310,924	79.12	171,340	124.84
Vested	(206,624)	92.87	(167,591)	90.23	(168,714)	64.01
Forfeited	(10,680)	69.66	(20,201)	91.11	(6,771)	93.46
Nonvested, end of year	641,410	$65.28	451,563	$91.08	328,431	$101.97

At July 31, 2020 there was $18,219 of total unrecognized compensation costs related to restricted stock unit awards that are expected to be recognized over a weighted-average period of 1.59 years.

The impact on the Consolidated Financial Statements of all other stock-based awards granted under the 2016 Equity and Incentive Plan and 2010 Equity and Incentive Plan was immaterial for all periods presented.

The Company recognized a tax benefit related to total stock-based compensation expense of $4,775, $4,550 and $4,930 in fiscal 2020, 2019 and 2018, respectively.

17.REVENUE RECOGNITION

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

	2020	2019	2018
NET SALES:
Recreational vehicles
North American Towables
Travel Trailers and Other	$2,449,239	$2,710,308	$3,646,581
Fifth Wheels	1,691,243	1,848,143	2,362,119
Total North American Towables	4,140,482	4,558,451	6,008,700
North American Motorized
Class A	495,520	761,176	1,000,881
Class C	776,191	824,449	1,047,376
Class B	118,387	63,704	98,058
Total North American Motorized	1,390,098	1,649,329	2,146,315
Total North American	5,530,580	6,207,780	8,155,015
European
Motorcaravan	1,505,353	960,155	—
Campervan	433,398	201,089	—
Caravan	273,475	172,144	—
Other RV-related	273,165	153,590	—
Total European	2,485,391	1,486,978	—
Total recreational vehicles	8,015,971	7,694,758	8,155,015
Other, primarily aluminum extruded components	234,481	263,374	305,947
Intercompany eliminations	(82,519)	(93,374)	(132,053)
Total	$8,167,933	$7,864,758	$8,328,909

18.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated OCI (“AOCI”) by component for the fiscal years ended July 31, 2020 and July 31, 2019 were as follows:

	2020
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at beginning of period	$(47,078)	$(9,472)	$(1,048)	$(57,598)
OCI before reclassifications	92,735	(20,557)	352	72,530
Income taxes associated with OCI before reclassifications (1)	—	4,906	—	4,906
Amounts reclassified from AOCI	—	8,180	—	8,180
Income taxes associated with amounts reclassified from AOCI	—	(1,880)	—	(1,880)
AOCI, net of tax	45,657	(18,823)	(696)	26,138
Less: AOCI attributable to non-controlling interest	(855)	—	—	(855)
AOCI, net of tax attributable to Thor Industries, Inc.	$46,512	$(18,823)	$(696)	$26,993

	2019
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at beginning of period	$—	$—	$—	$—
OCI before reclassifications	(44,684)	(12,184)	(1,048)	(57,916)
Income taxes associated with OCI before reclassifications (1)	(2,394)	2,917	—	523
Amounts reclassified from AOCI	—	(279)	—	(279)
Income taxes associated with amounts reclassified from AOCI	—	74	—	74
AOCI, net of tax	(47,078)	(9,472)	(1,048)	(57,598)
Less: AOCI attributable to non-controlling interest	(594)	—	—	(594)
AOCI, net of tax attributable to Thor Industries, Inc.	$(46,484)	$(9,472)	$(1,048)	$(57,004)
(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.