Form 10-Q
period 2020-10-31
THOR INDUSTRIES INC
filed 2020-12-08
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2020.
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
Yes    ☐    No    ☑
As of November 30, 2020, 55,366,241 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2020	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$337,402	$538,519
Restricted cash	2,808	2,844
Accounts receivable, trade, net	653,805	588,069
Factored accounts receivable	111,063	143,278
Accounts receivable, other, net	52,785	82,880
Inventories, net	1,038,250	716,305
Prepaid income taxes, expenses and other	44,203	30,382
Total current assets	2,240,316	2,102,277
Property, plant and equipment, net	1,091,941	1,107,649
Other assets:
Goodwill	1,481,283	1,476,541
Amortizable intangible assets, net	885,454	914,724
Deferred income tax assets, net	70,496	78,738
Other	91,432	91,531
Total other assets	2,528,665	2,561,534
TOTAL ASSETS	$5,860,922	$5,771,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753,106	$636,506
Current portion of long-term debt	12,519	13,817
Short-term financial obligations	35,257	35,939
Accrued liabilities:
Compensation and related items	194,687	160,083
Product warranties	245,554	252,869
Income and other taxes	59,934	83,893
Promotions and rebates	71,344	97,378
Product, property and related liabilities	14,142	15,440
Dividends payable	22,700	—
Liabilities related to factored receivables	111,063	143,278
Other	76,384	76,078
Total current liabilities	1,596,690	1,515,281
Long-term debt	1,585,019	1,652,831
Deferred income tax liabilities, net	122,137	123,802
Unrecognized tax benefits	13,441	12,765
Other liabilities	123,114	121,212
Total long-term liabilities	1,843,711	1,910,610
Contingent liabilities and commitments	—	—
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 65,651,570 and 65,396,531 shares, respectively	6,565	6,540
Additional paid-in capital	442,794	436,828
Retained earnings	2,292,387	2,201,330
Accumulated other comprehensive income, net of tax	11,219	26,993
Less treasury shares of 10,285,329 and 10,197,775, respectively, at cost	(360,226)	(351,909)
Stockholders' equity attributable to THOR Industries, Inc.	2,392,739	2,319,782
Non-controlling interests	27,782	25,787
Total stockholders’ equity	2,420,521	2,345,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,860,922	$5,771,460
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended October 31,
	2020	2019
Net sales	$2,537,360	$2,158,785
Cost of products sold	2,158,508	1,849,974
Gross profit	378,852	308,811
Selling, general and administrative expenses	181,763	188,464
Amortization of intangible assets	27,427	24,293
Interest income	318	975
Interest expense	24,276	28,025
Other income (expense), net	615	(370)
Income before income taxes	146,319	68,634
Income tax provision	30,680	16,789
Net income	115,639	51,845
Less: Net income attributable to non-controlling interests	1,882	780
Net income attributable to THOR Industries, Inc.	$113,757	$51,065

Weighted-average common shares outstanding:
Basic	55,238,164	55,095,074
Diluted	55,554,682	55,224,655

Earnings per common share:
Basic	$2.06	$0.93
Diluted	$2.05	$0.92

Comprehensive income:
Net income	$115,639	$51,845
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(18,993)	993
Unrealized gain (loss) on derivatives, net of tax	3,332	(3,722)
Total other comprehensive loss, net of tax	(15,661)	(2,729)
Total Comprehensive income	99,978	49,116
Less: Comprehensive income attributable to non-controlling interests	1,995	638
Comprehensive income attributable to THOR Industries, Inc.	$97,983	$48,478

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income	$115,639	$51,845
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	26,812	25,914
Amortization of intangible assets	27,427	24,293
Amortization of debt issuance costs	2,723	2,685
Deferred income tax provision	4,601	2,318
(Gain) loss on disposition of property, plant and equipment	(79)	619
Stock-based compensation expense	5,768	5,013
Changes in assets and liabilities:
Accounts receivable	(36,495)	(65,307)
Inventories, net	(322,047)	(82,152)
Prepaid income taxes, expenses and other	(14,857)	6,649
Accounts payable	127,585	19,639
Accrued liabilities	(20,601)	(46,593)
Long-term liabilities and other	2,234	3,080
Net cash used in operating activities	(81,290)	(51,997)
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,708)	(31,220)
Proceeds from dispositions of property, plant and equipment	975	18,951
Business acquisitions, net of cash acquired	(22,700)	—
Other	—	(1,534)
Net cash used in investing activities	(46,433)	(13,803)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	—	41,569
Payments on term-loan credit facilities	(59,700)	(140,181)
Payments on revolving asset-based credit facilities	—	(5,577)
Payments on other debt	(3,096)	(3,001)
Payments on finance lease obligations	(119)	(107)
Short-term financial obligations and other, net	(5,580)	(7,477)
Net cash used in financing activities	(68,495)	(114,774)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,935)	(206)
Net decrease in cash and cash equivalents and restricted cash	(201,153)	(180,780)
Cash and cash equivalents and restricted cash, beginning of period	541,363	451,262
Cash and cash equivalents and restricted cash, end of period	340,210	270,482
Less: restricted cash	2,808	38,704
Cash and cash equivalents, end of period	$337,402	$231,778
Supplemental cash flow information:
Income taxes paid	$48,788	$24,512
Interest paid	$18,207	$25,592
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$1,602	$3,137
Quarterly dividends payable	$22,700	$22,080

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended October 31, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income	—	—	—	113,757	—	—	—	113,757	1,882	115,639
Restricted stock unit activity	255,039	25	198	—	—	87,554	(8,317)	(8,094)	—	(8,094)
Dividends $0.41 per common share	—	—	—	(22,700)	—	—	—	(22,700)	—	(22,700)
Stock-based compensation expense	—	—	5,768	—	—	—	—	5,768	—	5,768
Other comprehensive income (loss)	—	—	—	—	(15,774)	—	—	(15,774)	113	(15,661)
Balance at October 31, 2020	65,651,570	$6,565	$442,794	$2,292,387	$11,219	10,285,329	$(360,226)	$2,392,739	$27,782	$2,420,521

	Three Months Ended October 31, 2019
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income	—	—	—	51,065	—	—	—	51,065	780	51,845
Restricted stock unit activity	206,624	21	1,436	—	—	71,341	(3,763)	(2,306)	—	(2,306)
Dividends $0.40 per common share	—	—	—	(22,080)	—	—	—	(22,080)	—	(22,080)
Stock-based compensation expense	—	—	5,013	—	—	—	—	5,013	—	5,013
Other comprehensive loss	—	—	—	—	(2,587)	—	—	(2,587)	(142)	(2,729)
Balance at October 31, 2019	65,396,531	$6,540	$422,831	$2,095,659	$(59,591)	10,197,775	$(351,909)	$2,113,530	$11,441	$2,124,971

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All U.S. Dollar, Euro and British Pound Sterling amounts presented in thousands except share and per share data or except as otherwise specified)

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

The July 31, 2020 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Due to seasonality within the recreational vehicle industry, and the current COVID-19 pandemic, among other factors, annualizing the results of operations for the three months ended October 31, 2020 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company adopted ASU 2017-04, effective August 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

2. Acquisitions

Togo Group

In February 2018, the Company formed a 50/50 joint venture, originally called TH2connect, LLC, with Tourism Holdings Limited ("thl"). In July 2019, this joint venture was rebranded as "Togo Group." Togo Group was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry.

Effective March 23, 2020, the Company and thl reached an agreement (the “2020 Agreement”) whereby the Company obtained additional ownership interest in Togo Group. THOR obtained a 73.5% controlling interest in Togo Group and the power to direct the activities of Togo Group. Since the effective date of the 2020 Agreement, the operating results, balance sheet accounts and cash flow activity of Togo Group have been consolidated within the Company's Condensed Consolidated Financial Statements.

The operations of Togo Group are focused on digital solutions primarily for the North American market related to travel and RV use, with expansion into other regions anticipated in future periods. The Togo Group is managed as a stand-alone operating entity and represents a non-reportable segment and a separate reporting unit for goodwill assessment purposes.

The table below summarizes the final estimated fair value of the Togo Group assets acquired and liabilities assumed as of the 2020 Agreement effective date.

Cash	$326
Accounts receivable	466
Other assets	749
Property, plant and equipment	362
Amortizable intangible assets
Trade names and trademarks	1,130
Developed technology	5,700
Other	1,350
Goodwill	61,955
Liabilities	(2,595)
Non-controlling interest	(16,835)
Total fair value of net assets acquired	$52,608

Amortizable intangible assets have a weighted-average useful life of approximately eight years and are amortized on a straight-line basis. The developed technology was valued using the Multi-Period Excess Earnings method, which is a form of the income approach. Trade names and trademarks were valued using the Relief from Royalty method. The majority of the goodwill is expected to be deductible for tax purposes.

Prior to the March 23, 2020 effective date of the 2020 Agreement, the Company accounted for the investment in Togo Group under the equity method of accounting, and the Company's share of the losses of this investment were included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company's share of the loss from this investment recognized in the three months ended October 31, 2019 was $2,095.

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towables, (2) North American Motorized and (3) European. The operations of the Company's Postle and Togo Group subsidiaries are included in Other, which is a non-reportable segment.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended October 31,
NET SALES:	2020	2019
Recreational vehicles
North American Towables	$1,392,044	$1,200,888
North American Motorized	493,855	415,889
Total North America	1,885,899	1,616,777
European	602,488	493,007
Total recreational vehicles	2,488,387	2,109,784
Other	80,707	73,566
Intercompany eliminations	(31,734)	(24,565)
Total	$2,537,360	$2,158,785

	Three Months Ended October 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2020	2019
Recreational vehicles
North American Towables	$141,179	$104,322
North American Motorized	41,567	21,775
Total North America	182,746	126,097
European	(5,506)	(23,024)
Total recreational vehicles	177,240	103,073
Other, net	11,490	11,751
Corporate	(42,411)	(46,190)
Total	$146,319	$68,634

TOTAL ASSETS:	October 31, 2020	July 31, 2020
Recreational vehicles
North American Towables	$1,698,128	$1,529,913
North American Motorized	644,142	480,225
Total North America	2,342,270	2,010,138
European	2,972,710	3,102,071
Total recreational vehicles	5,314,980	5,112,209
Other, net	236,081	212,378
Corporate	309,861	446,873
Total	$5,860,922	$5,771,460

	Three Months Ended October 31,
DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	2020	2019
Recreational vehicles
North American Towables	$15,807	$16,271
North American Motorized	3,770	3,494
Total North America	19,577	19,765
European	31,323	27,483
Total recreational vehicles	50,900	47,248
Other	2,911	2,511
Corporate	428	448
Total	$54,239	$50,207

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towables	$9,408	$11,275
North American Motorized	1,745	2,568
Total North America	11,153	13,843
European	9,894	15,027
Total recreational vehicles	21,047	28,870
Other	1,444	655
Corporate	361	498
Total	$22,852	$30,023

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2020	2019
Weighted-average common shares outstanding for basic earnings per share	55,238,164	55,095,074
Unvested restricted stock units	316,518	129,581
Weighted-average common shares outstanding assuming dilution	55,554,682	55,224,655

For the three months ended October 31, 2020 and 2019, the Company had 96,809 and 266,699 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive.

5. Derivatives and Hedging

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

	October 31, 2020		July 31, 2020
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Interest rate swap agreements	$631,800	$20,469	$673,400	$24,840
Net Investment Hedges

The foreign currency transaction gains on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains for the three months ended October 31, 2020, net of tax, were $5,482, and losses for the three months ended October 31, 2019, net of tax, were $1,254.

There were no amounts reclassified out of accumulated other comprehensive income ("AOCI") pertaining to the net investment hedge during the three-month periods ended October 31, 2020 and October 31, 2019, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $33,806 and a fair value of $1,854 which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of October 31, 2020. These other derivative instruments had a notional amount totaling approximately $34,862 and a fair value of $1,824, as of July 31, 2020. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended October 31,
	2020	2019
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$—	$(525)
Interest rate swap agreements	3,332	(3,197)
Total gain (loss)	$3,332	$(3,722)

	Three Months Ended October 31,
	2020		2019
		Interest		Interest
	Sales	Expense	Sales	Expense
(Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$—	$—	$—	$—
Interest rate swap agreements	—	(2,774)	—	(495)
(Loss) on Derivatives Not Designated as Hedging Instruments
Amount of loss recognized in income, net of tax
Interest rate swap agreements	—	(38)	—	(75)
Total (loss)	$—	$(2,812)	$—	$(570)

6. Inventories

Major classifications of inventories are as follows:

	October 31, 2020	July 31, 2020
Finished goods – RV	$108,327	$152,297
Finished goods – other	46,819	44,779
Work in process	209,155	128,181
Raw materials	387,516	302,813
Chassis	334,392	135,194
Subtotal	1,086,209	763,264
Excess of FIFO costs over LIFO costs	(47,959)	(46,959)
Total inventories, net	$1,038,250	$716,305

Of the $1,086,209 and $763,264 of inventories at October 31, 2020 and July 31, 2020, $394,184 and $251,099, respectively, were valued on the last-in, first-out (LIFO) method, and $692,025 and $512,165, respectively, were valued on the first-in, first-out (FIFO) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2020	July 31, 2020
Land	$135,604	$136,200
Buildings and improvements	767,246	760,986
Machinery and equipment	448,204	438,985
Rental vehicles	75,546	83,534
Lease right-of-use assets – operating	34,078	33,609
Lease right-of-use assets – finance	3,536	3,672
Total cost	1,464,214	1,456,986
Less accumulated depreciation	(372,273)	(349,337)
Property, plant and equipment, net	$1,091,941	$1,107,649

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	October 31, 2020		July 31, 2020
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$763,378	$270,510	$766,198	$252,320
Trademarks	276,985	51,066	275,775	47,743
Design technology and other intangibles	212,218	45,551	213,468	40,654
Total amortizable intangible assets	$1,252,581	$367,127	$1,255,441	$340,717

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2021	$81,636
For the fiscal year ending July 31, 2022	112,771
For the fiscal year ending July 31, 2023	92,322
For the fiscal year ending July 31, 2024	83,315
For the fiscal year ending July 31, 2025	76,397
For the fiscal year ending July 31, 2026 and thereafter	439,013
$885,454

Changes in the carrying amount of goodwill by reportable segment for the three months ended October 31, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal 2021 activity:
Goodwill acquired	—	—	—	17,882	17,882
Foreign currency translation	—	—	(13,140)	—	(13,140)
Net balance as of October 31, 2020	$333,786	$—	$1,024,789	$122,708	$1,481,283

Changes in the carrying amount of goodwill by reportable segment for the three months ended October 31, 2019 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Fiscal 2020 activity:
Measurement period adjustments	—	—	3,054	—	3,054
Foreign currency translation	—	—	179	—	179
Net balance as of October 31, 2019	$334,822	$—	$983,572	$42,871	$1,361,265

9. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 14% and 15% of the Company's consolidated net sales for the three months ended October 31, 2020 and October 31, 2019, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for 16% and 18% of the Company’s consolidated trade accounts receivable at October 31, 2020 and July 31, 2020, respectively. The loss of this dealer could have a material effect on the Company’s business.

10. Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at October 31, 2020 and July 31, 2020 are as follows:

	Input Level	October 31, 2020	July 31, 2020
Cash equivalents	Level 1	$90,377	$227,154
Deferred compensation plan mutual fund assets	Level 1	$48,993	$47,327
Deferred compensation plan liabilities	Level 1	$63,094	$61,290
Interest rate swap liability	Level 2	$22,323	$26,664

Cash equivalents represent investments in government and other money market funds traded in an active market and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Deferred compensation plan assets accounted for at fair value are investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Additional plan investments in corporate-owned life insurance are recorded at their cash surrender value, not fair value, and therefore are not included above.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt. As of October 31, 2020, the outstanding swaps had notional contract values of $631,800, partially hedging the interest rate risk related to the Company's U.S. dollar term loan tranche that matures in February 2026. The Company's other interest rate swaps not designated as hedging instruments had a notional contract value of $33,806 at October 31, 2020.

The fair value of interest rate swaps is determined by discounting the estimated future cash flows based on the applicable observable yield curves.

11. Product Warranties

The Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended October 31,
	2020	2019
Beginning balance	$252,869	$289,679
Provision	50,872	60,209
Payments	(57,575)	(64,593)
Foreign currency translation	(612)	305
Ending balance	$245,554	$285,600

12. Long-Term Debt

The components of long-term debt are as follows:

	October 31, 2020	July 31, 2020
Term loan	$1,530,305	$1,597,091
Unsecured notes	29,245	29,620
Other debt	80,361	84,500
Gross long-term debt	1,639,911	1,711,211
Debt issuance costs, net of amortization	(42,373)	(44,563)
Total long-term debt, net of debt issuance costs	1,597,538	1,666,648
Less: current portion of long-term debt	(12,519)	(13,817)
Total long-term debt, net, less current portion	$1,585,019	$1,652,831

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024.

As of October 31, 2020, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.938%, but the interest rate on $631,800 of that balance was fixed at 6.216% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2020, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-base rate of 3.938%, but the interest rate on $673,400 of that balance was fixed at 6.216% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. The total interest rate on both the October 31, 2020 and July 31, 2020 outstanding Euro term loan tranche balance of $588,405 and $655,191, respectively, was 4.00%.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three months ended October 31, 2020 or 2019.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty. There were no borrowings outstanding on the ABL agreement as of October 31, 2020 or July 31, 2020.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on October 31, 2020 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $720,000.

The unsecured notes of 25,000 Euro ($29,245) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($23,396) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,849) with an interest rate of 2.534% maturing February 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% to 3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2021	$10,266
For the fiscal year ending July 31, 2022	11,875
For the fiscal year ending July 31, 2023	11,996
For the fiscal year ending July 31, 2024	12,121
For the fiscal year ending July 31, 2025	35,395
For the fiscal year ending July 31, 2026 and thereafter	1,558,258
$1,639,911

For the three months ended October 31, 2020 and October 31, 2019, interest expense on the term loan, ABL and other debt facilities was $20,588 and $24,349, respectively. The Company incurred fees to secure the term loan and ABL, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $2,723 and $2,685 for the three months ended October 31, 2020 and October 31, 2019, respectively. The unamortized balance of the ABL facility fees was $9,106 at October 31, 2020 and $9,807 as of July 31, 2020 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s term loan debt at October 31, 2020 and July 31, 2020 was $1,516,474 and $1,565,866, respectively. The carrying value of the Company’s Term loan debt, excluding debt issuance costs, was $1,530,305 and $1,597,091 at October 31, 2020 and July 31, 2020, respectively. The fair value of the Company's debt is primarily estimated using Level 2 inputs as defined by ASC 820, primarily based on quoted market prices for the term loan debt. The fair value of other debt held by the Company approximates fair value.
13. Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2020 was 21.0%. This rate was favorably impacted by certain foreign rate differences, which include certain interest income not subject to corporate income tax. The overall effective income tax rate for the three months ended October 31, 2019 was 24.5%, which was favorably impacted by certain foreign rate differences, which includes certain interest income not subject to corporate income tax. This benefit was partially offset by additional income tax expense resulting from the vesting of share-based compensation awards during the three months ended October 31, 2019.

Within the next 12 months, the Company anticipates a decrease of approximately $5,000 in unrecognized tax benefits, and $1,320 in accrued interest related to unrecognized tax benefits recorded as of October 31, 2020, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years 2017 through 2019 remain open and could be subject to examination. In major state and major foreign jurisdictions, fiscal years 2017 through 2019 generally remain open and could be subject to examination. The Company is currently under exam by certain U.S. state tax authorities for the fiscal years ended July 31, 2015 through 2017. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

14. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $1,614,954 and $1,876,922 as of October 31, 2020 and July 31, 2020. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $6,308 and $7,747 as of October 31, 2020 and July 31, 2020, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three months ended October 31, 2020 and October 31, 2019 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

15. Leases

The Company has operating leases principally for land, buildings and equipment and has various finance leases for certain land and buildings expiring between calendar 2021 and 2035.

Certain of the Company's leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the three months ended October 31, 2020 and October 31, 2019 were as follows:

	Three Months Ended October 31,
	2020	2019
Operating lease cost	$3,877	$3,031
Finance lease cost
Amortization of right-of-use assets	136	136
Interest on lease liabilities	126	137
Total lease cost	$4,139	$3,304

Other information related to leases was as follows:

	Three Months Ended October 31,
Supplemental Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,855	$3,005
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,348	$278

Supplemental Balance Sheet Information	October 31, 2020	July 31, 2020
Operating leases:
Operating lease right-of-use assets	$34,078	$33,609

Operating lease liabilities
Other current liabilities	$5,794	$5,343
Other long-term liabilities	28,496	28,456
Total operating lease liabilities	$34,290	$33,799

Finance leases:
Finance lease right-of-use assets	$3,536	$3,672

Finance lease liabilities
Other current liabilities	$523	$505
Other long-term liabilities	4,606	4,743
Total finance lease liabilities	$5,129	$5,248

	October 31, 2020	July 31, 2020
Weighted-average remaining lease term
Operating leases	13.1 years	13.6 years
Finance leases	6.6 years	6.8 years
Weighted-average discount rate
Operating leases	3.4%	3.4%
Finance leases	9.7%	9.7%

Future minimum rental payments required under operating and finance leases as of October 31, 2020 were as follows:

	Operating Leases	Financing Leases
For the remainder of the fiscal year ending July 31, 2021	$8,245	$745
For the fiscal year ending July 31, 2022	8,981	1,013
For the fiscal year ending July 31, 2023	6,591	1,036
For the fiscal year ending July 31, 2024	4,668	1,059
For the fiscal year ending July 31, 2025	3,441	1,083
For the fiscal year ending July 31, 2026 and thereafter	18,615	2,061
Total future lease payments	$50,541	$6,997
Less: amount representing interest	(16,251)	(1,868)
Total reported lease liability	$34,290	$5,129

16. Stockholders’ Equity

Stock-Based Compensation

Under the Company’s restricted stock unit (“RSU”) program, RSU awards are approved, typically in October, related to the financial performance of the most recently completed fiscal year. The awarded RSUs vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board of Directors (“Board”) has awarded RSUs to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

In September 2019, the Board approved changes to the equity compensation program for certain members of the Company’s executive management. Under the revised program, a portion of their equity compensation is determined based on performance related to targets set for both the Company’s return on invested capital and free cash flow during a three-year measurement period (North American operations only and a two-year measurement period for fiscal year 2020 grants). These performance stock unit (“PSU”) awards are based on a sliding scale of actual performance against relevant goals within a range of fifty percent (50%) to one hundred fifty percent (150%) of the target. Performance below the fifty percent (50%) threshold will result in no earned shares, while performance above the one hundred fifty percent (150%) level will result in an award of shares equal in value to two times the amount of target shares. In deriving the number of shares earned, if any, both performance metrics are weighted equally. Following the measurement period, in accordance with actual achievement and certification of performance metrics, fully vested shares of common stock will be issued to the award recipients. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and are expensed over the applicable measurement period based on the extent to which achievement of the performance metrics is probable.

Total stock-based compensation expense recognized in the three months ended October 31, 2020 and October 31, 2019 for RSU and PSU awards totaled $5,768 and $5,013, respectively.

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

	Three Months Ended October 31,
NET SALES:	2020	2019
Recreational vehicles
North American Towables
Travel Trailers and Other	$837,900	$709,665
Fifth Wheels	554,144	491,223
Total North American Towables	1,392,044	1,200,888
North American Motorized
Class A	158,555	161,732
Class C	275,399	229,837
Class B	59,901	24,320
Total North American Motorized	493,855	415,889
Total North America	1,885,899	1,616,777
European
Motorcaravan	318,343	281,733
Campervan	143,400	77,597
Caravan	55,195	61,032
Other RV-related	85,550	72,645
Total European	602,488	493,007
Total recreational vehicles	2,488,387	2,109,784
Other, primarily aluminum extruded components	80,707	73,566
Intercompany eliminations	(31,734)	(24,565)
Total	$2,537,360	$2,158,785

18. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) ("OCI") and the changes in the Company's accumulated other comprehensive income (loss) ("AOCI") by component were as follows:

	Three Months Ended October 31,
	2020				2019
	Foreign Currency	Unrealized			Foreign Currency	Unrealized
	Translation	Gain (Loss) on			Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total	Adjustment	Derivative	Other	Total
Balance at beginning of period	$45,657	$(18,823)	$(696)	$26,138	$(47,078)	$(9,472)	$(1,048)	$(57,598)
OCI before reclassifications	(18,993)	732	—	(18,261)	993	(5,554)	—	(4,561)
Income taxes associated with OCI before reclassifications	—	(174)	—	(174)	—	1,337	—	1,337
Amounts reclassified from AOCI	—	3,639	—	3,639	—	647	—	647
Income taxes associated with amounts reclassified from AOCI	—	(865)	—	(865)	—	(152)	—	(152)
AOCI, net of tax	26,664	(15,491)	(696)	10,477	(46,085)	(13,194)	(1,048)	(60,327)
Less: AOCI attributable to noncontrolling interest	(742)	—	—	(742)	(736)	—	—	(736)
AOCI, net of tax, attributable to THOR Industries, Inc.	$27,406	$(15,491)	$(696)	$11,219	$(45,349)	$(13,194)	$(1,048)	$(59,591)

The Company does not recognize deferred taxes for a majority of the foreign currency translation gains and losses because the Company does not anticipate reversal in the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all U.S. Dollar, Euro and British Pound Sterling amounts are presented in thousands except share and per share data.

Forward-Looking Statements

This report includes certain statements that are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon THOR, and inherently involve uncertainties and risks. These forward-looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others:

•the extent and impact from the continuation of the COVID-19 pandemic, along with the responses to contain the spread of the virus by various governmental entities or other actors, which may have negative effects on retail customer demand, our independent dealers, our supply chain, our production or other aspects of our business and which may have a negative impact on our consolidated results of operations, financial position, cash flows and liquidity;
•the ability to ramp production up or down quickly in response to rapid changes in demand while also managing costs and market share;
•the effect of raw material and commodity price fluctuations, and/or raw material, commodity or chassis supply constraints;
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
•changes in consumer preferences;
•the risks associated with acquisitions, including: the pace and successful closing of an acquisition, the integration and financial impact thereof, the level of achievement of anticipated operating synergies from acquisitions, the potential for unknown or understated liabilities related to acquisitions, the potential loss of existing customers of acquisitions and our ability to retain key management personnel of acquired companies;
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

These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2020.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles ("RVs") in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the nine months ended September 30, 2020, THOR’s combined U.S. and Canadian market share was approximately 43.3% for travel trailers and fifth wheels combined and approximately 38.5% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's original equipment manufacturer ("OEM") reporting countries, our European market share for the nine months ended September 30, 2020 was approximately 26.2% for motorcaravans and campervans combined and approximately 20.6% for caravans.

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

The COVID-19 pandemic, and related governmental actions, continue to impact our business and our financial results and financial position. Additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the pandemic. Recently, the rate of COVID-19 infections has again begun to increase in the U.S., Europe and other markets in which we operate and sell our products. Should the rate of infections continue to escalate, that development and resulting impacts could exacerbate risks to our business, financial results and financial position. Refer to the COVID-19-related risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

North American RV independent dealer inventory of our North American products as of October 31, 2020 decreased 40.7% to approximately 60,200 units, compared to approximately 101,500 units as of October 31, 2019.

THOR’s North American RV backlog as of October 31, 2020 increased $4,875,781, or 280.7%, to $6,612,782 compared to $1,737,001 as of October 31, 2019. Recently, dealer inventory levels have decreased materially based on strong retail demand for RVs given the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance and the reduction in commercial air travel and cruises. As of October 31, 2020, dealer inventory levels were well below optimal stocking levels, which has increased dealer orders and our backlog.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	271,770	273,629	(1,859)	(0.7)
North American Motorized Units	28,330	36,309	(7,979)	(22.0)
Total	300,100	309,938	(9,838)	(3.2)

The decrease in wholesale shipments noted above in both towable and motorized units is primarily due to the impact of the COVID-19 pandemic on North American shipments during the March to June 2020 timeframe.

In December 2020, RVIA issued a revised forecast for calendar year 2020 wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to increase to approximately 384,600 and 39,000, respectively, for an annual total of approximately 423,600 units, up 4.3% from the 2019 calendar year shipments. The most likely forecast for calendar year 2020 could range from a lower estimate of approximately 414,100 total units to an upper estimate of approximately 433,100 units.

As part of their December 2020 forecast, RVIA also issued revised estimates for calendar year 2021 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to approximately 453,700 and 49,200 units, respectively, for an annual total of 502,900 units, or 18.7% higher than the most likely scenario for calendar year 2020 shipments. This calendar year 2021 most likely forecast could range from a lower estimate of 490,300 total units to an upper estimate of approximately 515,400 units.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar years 2020 and 2021 may not follow typical seasonal patterns as dealers respond to current consumer demand and then rebuild their inventory to optimal stocking levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	369,066	343,723	25,343	7.4
North American Motorized Units	40,595	42,144	(1,549)	(3.7)
Total	409,661	385,867	23,794	6.2

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces. The COVID-19 pandemic has resulted in further delays in the submission of information reported by the various states or provinces beginning with calendar year 2020 results, and may also be impacting the completeness of such information.

North American retail consumer demand has grown since late April 2020 as many consumers recognize the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the nine-month periods ended September 30, 2020 and 2019 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	116,323	123,889	(7,566)	(6.1)
North American Motorized Units	11,426	13,907	(2,481)	(17.8)
Total	127,749	137,796	(10,047)	(7.3)

Company North American Retail Statistics

Retail statistics of the Company's North American RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2020 and 2019 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	155,545	156,730	(1,185)	(0.8)
North American Motorized Units	15,627	15,772	(145)	(0.9)
Total	171,172	172,502	(1,330)	(0.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces. The COVID-19 pandemic has resulted in further delays in the submission of information reported by the various states or provinces beginning with calendar year 2020 results, and may also be impacting the completeness of such information.

The extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales remains optimistic. In the near-term, we believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions. Longer term, we believe retail sales will continue to be dependent upon various economic conditions faced by consumers, especially in the wake of the COVID-19 pandemic, such as the rate of unemployment, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market, changes in tax rates and fuel availability and prices.

A positive long-term outlook for the North American RV segment is supported by the exceptional benefits RVs provide. As supported by surveys conducted by THOR, RVIA and others, Americans love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry.

Economic and industry-wide factors that will continue to affect our RV business include the costs of commodities, the impact of actual or threatened tariffs on commodity costs and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

Although we have not experienced any significant or unusual supply constraints from our North American chassis suppliers recently, the North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. If these shortages were to recur, it would have a negative impact on our sales and earnings.

The North American RV industry has, however, experienced some supply constraints and shortages of various RV component parts from various manufacturers and suppliers as a result of the COVID-19 pandemic. If such shortages were to become more significant or longer term in nature or if industry demand were to increase faster than relevant suppliers can respond, or if other factors were to impact their ability to continue to supply our needs for key components, our business could be adversely affected. Where possible, to minimize the impact of these supply chain constraints, we continue to identify alternative suppliers. If, however, the impact of the coronavirus on our raw material vendors increases or is prolonged, the availability of key components, including components sourced from one or a small group of suppliers, could be impacted further which could have an adverse impact on the cost of such components or negatively impact our production output. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 18.2% and 7.2% of the caravan and motorcaravan (including campervans) European market for the nine months ended September 30, 2020, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

European independent RV dealer inventory levels of our European products are generally appropriate for seasonal consumer demand in the majority of European countries. However, in Germany, independent dealer inventory levels are currently below normal due to the COVID-19-related higher demand, as discussed below.

THOR’s European RV backlog as of October 31, 2020 increased $1,016,409, or 78.7%, to $2,308,472 compared to $1,292,063 as of October 31, 2019, with the increase attributable to a number of causes, including the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, the reduction in commercial air travel and cruises, the temporary reduction in value-added-tax in Germany for all goods and services starting July 1, 2020 through the end of calendar year 2020 and an increase in various marketing campaigns to promote sales.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
OEM Reporting Countries (1)	118,938	100,384	18.5	49,963	50,195	(0.5)
Non-OEM Reporting Countries (1)	12,059	15,500	(22.2)	12,870	15,923	(19.2)
Total	130,997	115,884	13.0	62,833	66,118	(5.0)

(1)Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the "OEM Reporting Countries." The "Non-OEM Reporting Countries" are primarily the United Kingdom and others. Note: the decrease in the "Non-OEM Reporting Countries" is primarily related to the United Kingdom, as a result of both extended shutdowns as a result of the COVID-19 pandemic and BREXIT. Total European unit registrations are reported quarterly by ECF.
(2)The ECF reports motorcaravans and campervans together.
Note: Data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries. (The "Non-OEM Reporting Countries" either do not report OEM-specific data to the ECF or do not have it available for the entire time period covered.)

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Nine Months Ended September 30,		Increase	%
	2020	2019	(Decrease)	Change
Motorcaravan and Campervan	31,145	25,811	5,334	20.7
Caravan	10,271	10,567	(296)	(2.8)
Total OEM-Reporting Countries	41,416	36,378	5,038	13.8

(1)Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the "OEM Reporting Countries."
Note: For comparison purposes, the totals reflected above include the pre-acquisition results of Erwin Hymer Group for January 2019. In addition, data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries.

Our European operations offer a full lineup of leisure vehicles including caravans, urban campers, campervans and small-to-large motorcaravans. Our product offering is not limited to vehicles only but also includes accessories and services, including vehicle rentals. In addition, we address our European end customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, we intend to expand our customer reach, in particular, to new and younger consumer segments.

The extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Nonetheless, our outlook for future growth in European RV retail sales depends upon various economic conditions in the respective countries in which we sell. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates, and most recently, travel safety considerations, all influence retail sales. We believe our long-term outlook for future growth in retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Historically, we and our European dealers have marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The protection of the health of our employees, customers and dealer-partners is our top priority. As a result, we have announced the cancellation of our participation in all European trade fairs and major events planned for the remainder of calendar 2020.

In place of the trade fairs, we have and will continue to strengthen and expand our digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With over 1,000 active dealer-partners in Germany and throughout Europe, we believe our European brands have one of the strongest and most professionally structured dealer and service networks.

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

In Europe, we have experienced some supply constraints from our chassis manufacturers as well as certain component parts from our non-chassis raw material vendors. Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for most component parts. If, however, the impact of the coronavirus on our vendors increases or is prolonged, the availability of key components such as chassis could have a negative impact on our production output during fiscal 2021. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and becomes effective for certain vehicles starting January 2021 and other vehicles starting January 2022, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

NET SALES:	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$1,392,044	$1,200,888	$191,156	15.9
North American Motorized	493,855	415,889	77,966	18.7
Total North America	1,885,899	1,616,777	269,122	16.6
European	602,488	493,007	109,481	22.2
Total recreational vehicles	2,488,387	2,109,784	378,603	17.9
Other	80,707	73,566	7,141	9.7
Intercompany eliminations	(31,734)	(24,565)	(7,169)	(29.2)
Total	$2,537,360	$2,158,785	$378,575	17.5

# OF UNITS:
Recreational vehicles
North American Towables	50,341	42,865	7,476	17.4
North American Motorized	5,167	4,490	677	15.1
Total North America	55,508	47,355	8,153	17.2
European	12,226	11,287	939	8.3
Total	67,734	58,642	9,092	15.5

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$219,848	15.8	$184,193	15.3	$35,655	19.4
North American Motorized	68,102	13.8	44,747	10.8	23,355	52.2
Total North America	287,950	15.3	228,940	14.2	59,010	25.8
European	72,381	12.0	64,611	13.1	7,770	12.0
Total recreational vehicles	360,331	14.5	293,551	13.9	66,780	22.7
Other, net	18,521	22.9	15,260	20.7	3,261	21.4
Total	$378,852	14.9	$308,811	14.3	$70,041	22.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$70,338	5.1	$71,305	5.9	$(967)	(1.4)
North American Motorized	25,152	5.1	21,631	5.2	3,521	16.3
Total North America	95,490	5.1	92,936	5.7	2,554	2.7
European	60,421	10.0	73,786	15.0	(13,365)	(18.1)
Total recreational vehicles	155,911	6.3	166,722	7.9	(10,811)	(6.5)
Other	5,436	6.7	2,375	3.2	3,061	128.9
Corporate	20,416	—	19,367	—	1,049	5.4
Total	$181,763	7.2	$188,464	8.7	$(6,701)	(3.6)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended October 31, 2020	% of Segment Net Sales	Three Months Ended October 31, 2019	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$141,179	10.1	$104,322	8.7	$36,857	35.3
North American Motorized	41,567	8.4	21,775	5.2	19,792	90.9
Total North America	182,746	9.7	126,097	7.8	56,649	44.9
European	(5,506)	(0.9)	(23,024)	(4.7)	17,518	76.1
Total recreational vehicles	177,240	7.1	103,073	4.9	74,167	72.0
Other, net	11,490	14.2	11,751	16.0	(261)	(2.2)
Corporate	(42,411)	—	(46,190)	—	3,779	8.2
Total	$146,319	5.8	$68,634	3.2	$77,685	113.2

ORDER BACKLOG:	As of October 31, 2020	As of October 31, 2019	Change Amount	% Change
Recreational vehicles
North American Towables	$4,397,713	$1,067,023	$3,330,690	312.1
North American Motorized	2,215,069	669,978	1,545,091	230.6
Total North America	6,612,782	1,737,001	4,875,781	280.7
European	2,308,472	1,292,063	1,016,409	78.7
Total	$8,921,254	$3,029,064	$5,892,190	194.5

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2020 increased $378,575, or 17.5%, compared to the three months ended October 31, 2019. Approximately 23.7% of the Company's net sales for the quarter ended October 31, 2020 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. Of the $378,575, or 17.5%, increase in consolidated net sales, $37,909, or 1.8% of the 17.5% increase, reflects the impact of the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended October 31, 2020 increased $70,041, or 22.7%, compared to the three months ended October 31, 2019. Consolidated gross profit was 14.9% of consolidated net sales for the three months ended October 31, 2020 and 14.3% for the three months ended October 31, 2019. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the three months ended October 31, 2020 decreased $6,701, or 3.6%, compared to the three months ended October 31, 2019.

Amortization of intangible assets expense for the three months ended October 31, 2020 increased $3,134 compared to the three months ended October 31, 2019, primarily due to higher dealer network amortization in the European segment as compared to the prior-year period.

Income before income taxes for the three months ended October 31, 2020 was $146,319, as compared to $68,634 for the three months ended October 31, 2019, an increase of $77,685 or 113.2%, primarily driven by the increase in net sales.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $1,049 to $20,416 for the three months ended October 31, 2020 compared to $19,367 for the three months ended October 31, 2019, an increase of 5.4%. This increase was due to a number of modest increases including an increase in incentive compensation of $1,540 due to the increase in income before income taxes compared to the prior-year period. Costs related to the workers' compensation and product liability reserves recorded at Corporate increased by a total of $1,458, primarily due to favorable adjustments in the prior-year period. Stock-based compensation also increased $755. These increases were partially offset by a decrease in donations of $1,597, primarily due to a significant contribution to the National Forest Foundation in the prior-year period. Marketing costs also decreased by $1,124.

Corporate interest and other income and expense was $21,995 of net expense for the three months ended October 31, 2020 compared to $26,823 of net expense for the three months ended October 31, 2019. This decrease in net expense of $4,828 was primarily due to a decrease in interest expense and fees of $3,650 on the debt facilities related to the EHG acquisition due to the reduction in the outstanding debt balances and reduced interest rates compared to the prior-year period. The prior year total also included losses of $2,095 related to the Company's former equity investment as discussed in Note 2 to the Condensed Consolidated Financial Statements. These decreases in net expenses were partially offset by the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income, which resulted in a net increase in expense of $649 compared to the prior-year period.

The overall effective income tax rate for the three months ended October 31, 2020 was 21.0% compared with 24.5% for the three months ended October 31, 2019. The primary reason for the decrease in the overall effective income tax rate between the comparable periods was additional income tax expense in the three months ended October 31, 2019 from the vesting of share-based compensation awards.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2020 compared to the three months ended October 31, 2019:

	Three Months Ended October 31, 2020	% of Segment Net Sales	Three Months Ended October 31, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers and Other	$837,900	60.2	$709,665	59.1	$128,235	18.1
Fifth Wheels	554,144	39.8	491,223	40.9	62,921	12.8
Total North American Towables	$1,392,044	100.0	$1,200,888	100.0	$191,156	15.9

	Three Months Ended October 31, 2020	% of Segment Shipments	Three Months Ended October 31, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers and Other	39,077	77.6	32,520	75.9	6,557	20.2
Fifth Wheels	11,264	22.4	10,345	24.1	919	8.9
Total North American Towables	50,341	100.0	42,865	100.0	7,476	17.4

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers and Other						(2.1)
Fifth Wheels						3.9
Total North American Towables						(1.5)

The increase in total North American towables net sales of 15.9% compared to the prior-year quarter resulted from a 17.4% increase in unit shipments and a 1.5% decrease in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended October 31, 2020, combined North American travel trailer and fifth wheel wholesale unit shipments increased 26.4% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2020 and 2019, our North American market share for travel trailers and fifth wheels combined was 42.7% and 45.8%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the travel trailer and other product lines of 2.1% was primarily due to a higher concentration of lower-priced, entry level units compared to the prior-year quarter. The increase in the overall net price per unit within the fifth wheel product lines of 3.9% was primarily due to selective net price increases and product mix changes compared to the prior-year quarter.

Cost of products sold increased $155,501 to $1,172,196, or 84.2% of North American towables net sales, for the three months ended October 31, 2020 compared to $1,016,695, or 84.7% of North American towables net sales, for the three months ended October 31, 2019. The changes in material, labor, freight-out and warranty costs comprised $146,936 of the $155,501 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 78.4% for the three months ended October 31, 2020 compared to 78.7% for the three months ended October 31, 2019, primarily as a result of improvements in the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in Northern Indiana compared to the prior-year period. Total manufacturing overhead increased $8,565 with the increase in sales, but decreased as a percentage of North American towables net sales from 6.0% to 5.8% as the increased net sales levels resulted in lower overhead costs per unit sold.

North American towables gross profit increased $35,655 to $219,848, or 15.8% of North American towables net sales, for the three months ended October 31, 2020 compared to $184,193, or 15.3% of North American towables net sales, for the three months ended October 31, 2019. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $70,338, or 5.1% of North American towables net sales, for the three months ended October 31, 2020 compared to $71,305, or 5.9% of North American towables net sales, for the three months ended October 31, 2019. This $967 decrease includes the decrease in sales-related travel, advertising and promotional costs of $6,660, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the COVID-19 pandemic. Legal, professional and related settlement costs also decreased $2,840. These decreases were mostly offset by the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $9,479. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the reduction in selling, general and administrative expenses in tandem with the increase in net sales.

North American towables income before income taxes was $141,179, or 10.1% of North American towables net sales, for the three months ended October 31, 2020 compared to $104,322 or 8.7% of North American towables net sales, for the three months ended October 31, 2019. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2020 compared to the three months ended October 31, 2019:

	Three Months Ended October 31, 2020	% of Segment Net Sales	Three Months Ended October 31, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$158,555	32.1	$161,732	38.9	$(3,177)	(2.0)
Class C	275,399	55.8	229,837	55.3	45,562	19.8
Class B	59,901	12.1	24,320	5.8	35,581	146.3
Total North American Motorized	$493,855	100.0	$415,889	100.0	$77,966	18.7

	Three Months Ended October 31, 2020	% of Segment Shipments	Three Months Ended October 31, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,168	22.6	1,250	27.8	(82)	(6.6)
Class C	3,464	67.0	3,041	67.7	423	13.9
Class B	535	10.4	199	4.5	336	168.8
Total North American Motorized	5,167	100.0	4,490	100.0	677	15.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						4.6
Class C						5.9
Class B						(22.5)
Total North American Motorized						3.6

The increase in total North American motorized net sales of 18.7% compared to the prior-year quarter resulted from a 15.1% increase in unit shipments and a 3.6% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended October 31, 2020, combined North American motorhome wholesale unit shipments increased 0.3% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2020 and 2019, our North American market share for motorhomes was 38.5% and 39.2%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the Class A product line of 4.6% and the Class C product line of 5.9% were primarily due to the net impact of product mix changes and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 22.5% is primarily due to product mix changes as a result of a higher concentration of sales of lower-priced Class B models as compared to the prior-year quarter.

Cost of products sold increased $54,611 to $425,753, or 86.2% of North American motorized net sales, for the three months ended October 31, 2020 compared to $371,142, or 89.2% of North American motorized net sales, for the three months ended October 31, 2019. The changes in material, labor, freight-out and warranty costs comprised $51,871 of the $54,611 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 81.9% for the three months ended October 31, 2020 compared to 84.8% for the three months ended October 31, 2019, with the decrease primarily due to decreases in both the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage and product mix changes. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in Northern Indiana compared to the prior-year period. Total manufacturing overhead increased $2,740 due to the net sales increase, but decreased slightly as a percentage of North American motorized net sales from 4.4% to 4.3% as the increased net sales resulted in lower overhead costs per unit sold.

North American motorized gross profit increased $23,355 to $68,102, or 13.8% of North American motorized net sales, for the three months ended October 31, 2020 compared to $44,747, or 10.8% of North American motorized net sales, for the three months ended October 31, 2019. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $25,152, or 5.1% of North American motorized net sales, for the three months ended October 31, 2020 compared to $21,631, or 5.2% of North American motorized net sales, for the three months ended October 31, 2019. The primary reason for the $3,521 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $5,798. This increase was partially offset by a decrease in sales-related travel, advertising and promotional costs of $1,690, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the COVID-19 pandemic. Legal, professional and related settlement costs also decreased $806. The decrease in overall selling, general and administrative expense as a percentage of North American motorized net sales was primarily due to the increased net sales volumes.

North American motorized income before income taxes was $41,567, or 8.4% of North American motorized net sales, for the three months ended October 31, 2020 compared to $21,775, or 5.2% of motorized net sales, for the three months ended October 31, 2019. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for this increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2020 compared to the three months ended October 31, 2019:

	Three Months Ended October 31, 2020	% of Segment Net Sales	Three Months Ended October 31, 2019	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$318,343	52.8	$281,733	57.1	$36,610	13.0
Campervan	143,400	23.8	77,597	15.7	65,803	84.8
Caravan	55,195	9.2	61,032	12.4	(5,837)	(9.6)
Other	85,550	14.2	72,645	14.8	12,905	17.8
Total European	$602,488	100.0	$493,007	100.0	$109,481	22.2

	Three Months Ended October 31, 2020	% of Segment Shipments	Three Months Ended October 31, 2019	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	5,383	44.0	5,510	48.8	(127)	(2.3)
Campervan	4,277	35.0	2,631	23.3	1,646	62.6
Caravan	2,566	21.0	3,146	27.9	(580)	(18.4)
Total European	12,226	100.0	11,287	100.0	939	8.3

IMPACT OF CHANGE IN PRODUCT MIX, FOREIGN CURRENCY CHANGES AND PRICE ON NET SALES:						% Change
European
Motorcaravan						15.3
Campervan						22.2
Caravan						8.8
Total European						13.9

The increase in total European recreational vehicle net sales of 22.2% compared to the prior-year quarter resulted from an 8.3% increase in unit shipments and a 13.9% increase in the overall net price per unit due to the impact of changes in product mix and price. The sales increase of $109,481 includes an increase of $37,909, or 7.7% of the 22.2% increase, due to the increase in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 13.9% includes the impact of foreign currency exchange rate changes, which accounts for 7.7% of the 13.9% increase on a constant-currency basis.

The increase in the overall net price per unit within the Motorcaravan product line of 15.3% was primarily due to the 7.7% increase in foreign exchange rates from the prior-year period, product mix changes and selective net selling price increases since the prior year. The increase in the overall net price per unit within the Campervan product line of 22.2% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content than the prior year, in addition to selective net price increases and the 7.7% increase in exchange rates. The increase in the overall net price per unit within the Caravan product line of 8.8% is primarily due to the 7.7% increase in foreign exchange rates from the prior-year period.

Cost of products sold increased $101,711 to $530,107, or 88.0% of European recreational vehicle net sales, for the three months ended October 31, 2020 compared to $428,396, or 86.9% of European recreational vehicle net sales, for the three months ended October 31, 2019. The changes in material, labor, freight-out and warranty costs comprised $96,483 of the $101,711 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales increased to 77.8% for the three months ended October 31, 2020 compared to 75.5% for the three months ended October 31, 2019, with the increase primarily due to an increase in the material cost percentage. This material cost percentage increase was mainly attributable to changes in product mix, including a higher concentration of the motorcaravan and campervan motorized products in the current year as compared to the prior year, which carry a higher material percentage than caravan products. Total manufacturing overhead increased $5,228 with the volume increase but decreased as a percentage of motorized net sales from 11.4% to 10.2% due to the higher net sales volume.

European recreational vehicle gross profit increased $7,770 to 72,381, or 12.0% of European recreational vehicle net sales, for the three months ended October 31, 2020 compared to $64,611, or 13.1% of European recreational vehicle net sales, for the three months ended October 31, 2019. The increase in gross profit is due to the increase in net sales, while the decrease in gross profit as a percentage of European recreational vehicle net sales is due to the increase in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $60,421, or 10.0% of European recreational vehicle net sales, for the three months ended October 31, 2020 compared to $73,786, or 15.0% of European recreational vehicle net sales, for the three months ended October 31, 2019. The primary reason for the $13,365 decrease was the decrease in sales-related travel, advertising and promotional costs of $16,385, primarily due to not participating in any European trade shows, along with travel restrictions, in the current-year period due to the COVID-19 pandemic. This decrease was partially offset by the impact of the increase in European recreational vehicle net sales and income before income taxes, which caused commissions, incentive and other compensation and benefits to increase by $2,038. Professional fees also increased $983. The decrease in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the reduction in actual selling, general and administrative expenses in tandem with the increase in net sales.

European recreational vehicle net loss before income taxes was $5,506, or approximately 0.9% of European recreational vehicle net sales, for the three months ended October 31, 2020 compared to a net loss of $23,024, or 4.7% of European recreational vehicle net sales, for the three months ended October 31, 2019. The primary reason for the decrease in loss before income taxes was the increase in European recreational vehicle net sales and the decrease in selling, general and administrative expenses noted above. The increase in percentage was primarily due to the decrease in the selling, general and administrative expense percentage noted above.

Financial Condition and Liquidity

As of October 31, 2020, we had $337,402 in cash and cash equivalents, of which $150,797 was held in the U.S. and the equivalent of $186,605, predominantly in Euros, was held in Europe, compared to $538,519 on July 31, 2020, of which $276,841 was held in the U.S. and the equivalent of $261,678, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $201,117 decrease in cash and cash equivalents are described in more detail below.

Net working capital at October 31, 2020 was $643,626 compared to $586,996 at July 31, 2020. This increase is primarily attributable to the increases in inventory and accounts receivable, partially offset by the decrease in cash and cash equivalents noted above. Capital expenditures of $24,708 for the three months ended October 31, 2020 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth both organically and opportunistically through acquisitions. We may also consider strategic and opportunistic repurchases of shares and special dividends as determined by the Company’s Board of Directors and subject to potential customary limits and restrictions pursuant to our credit facilities and applicable legal limitations.

We anticipate capital expenditures during the remainder of fiscal 2021 for the Company ranging from approximately $115,000 to $125,000, primarily for the completion of certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payment of dividends under the existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Future purchases of the Company’s common stock or special cash dividends may occur based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to the credit facilities, applicable legal limitations and determination by the Board.

Operating Activities

Net cash used by operating activities for the three months ended October 31, 2020 was $81,290 as compared to net cash used by operating activities of $51,997 for the three months ended October 31, 2019.

For the three months ended October 31, 2020, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income taxes and stock-based compensation) provided $182,891 of operating cash. The change in net working capital resulted in the use of $264,181 of operating cash during that period, primarily due to an increase in inventory, as production levels have increased due to the current heightened dealer demand and significantly increased backlog levels, and there has also been an increase in production lines. Accounts receivable also reflects a seasonal increase, and required income tax payments during the three months ended October 31, 2020 exceeded the income tax provision for the period as well. These increases were partially offset by an increase in accounts payable related to the inventory growth.

For the three months ended October 31, 2019, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income taxes and stock-based compensation) provided $112,687 of operating cash. The change in working capital resulted in the use of $164,684 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory and a reduction in accrued liabilities.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2020 was $46,433, primarily due to $22,700 used in a business acquisition and capital expenditures of $24,708.

Net cash used in investing activities for the three months ended October 31, 2019 was $13,803, primarily due to capital expenditures of $31,220, partially offset by proceeds from the dispositions of property, plant and equipment of $18,951.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2020 was $68,495, consisting primarily of $62,796 in debt payments. During the first quarter of fiscal 2021, the Company's Board approved and declared the payment of a regular dividend of $0.41 per share for the first quarter of fiscal 2021, but this dividend, totaling $22,700, was not paid until the second quarter of fiscal 2021.

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

The Company increased its previous regular quarterly dividend of $0.40 per share to $0.41 per share in October 2020. In October 2019, the Company increased its previous regular quarterly dividend of $0.39 per share to $0.40 per share.

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

CURRENCY EXCHANGE RISK – The Company's principal currency exposures mainly relate to the Euro and British Pound Sterling. The Company periodically uses foreign currency forward contracts to manage certain foreign exchange rate exposure related to anticipated sales transactions in Pounds Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. At October 31, 2020 and July 31, 2020, the Company did not have any foreign currency forward contracts outstanding.

The Company also holds $698,011 of debt denominated in Euros at October 31, 2020. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our October 31, 2020 debt balance by approximately $69,801.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of October 31, 2020, the Company has $631,800 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at October 31, 2020, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 9.4% of our weighted-average interest rate at October 31, 2020) would result in an estimated $7,070 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended October 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the COVID-19 pandemic are ongoing, there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended October 31, 2020 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	December 8, 2020	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	December 8, 2020	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer