Form 10-Q
period 2021-01-31
THOR INDUSTRIES INC
filed 2021-03-09
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2021.
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
Yes    ☐    No    ☑
As of February 28, 2021, 55,366,241 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$183,634	$538,519
Restricted cash	2,913	2,844
Accounts receivable, trade, net	724,026	588,069
Factored accounts receivable	128,672	143,278
Accounts receivable, other, net	91,268	82,880
Inventories, net	1,300,185	716,305
Prepaid income taxes, expenses and other	64,851	30,382
Total current assets	2,495,549	2,102,277
Property, plant and equipment, net	1,132,722	1,107,649
Other assets:
Goodwill	1,581,990	1,476,541
Amortizable intangible assets, net	1,009,431	914,724
Deferred income tax assets, net	46,460	78,738
Other	103,394	91,531
Total other assets	2,741,275	2,561,534
TOTAL ASSETS	$6,369,546	$5,771,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$803,496	$636,506
Current portion of long-term debt	12,802	13,817
Short-term financial obligations	36,672	35,939
Accrued liabilities:
Compensation and related items	203,379	160,083
Product warranties	251,009	252,869
Income and other taxes	49,868	83,893
Promotions and rebates	95,973	97,378
Product, property and related liabilities	18,939	15,440
Liabilities related to factored receivables	128,672	143,278
Other	71,597	76,078
Total current liabilities	1,672,407	1,515,281
Long-term debt	1,821,522	1,652,831
Deferred income tax liabilities, net	123,486	123,802
Unrecognized tax benefits	18,748	12,765
Other liabilities	136,672	121,212
Total long-term liabilities	2,100,428	1,910,610
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 65,651,570 and 65,396,531 shares, respectively	6,565	6,540
Additional paid-in capital	448,010	436,828
Retained earnings	2,402,211	2,201,330
Accumulated other comprehensive income, net of tax	73,676	26,993
Less treasury shares of 10,285,329 and 10,197,775, respectively, at cost	(360,226)	(351,909)
Stockholders' equity attributable to THOR Industries, Inc.	2,570,236	2,319,782
Non-controlling interests	26,475	25,787
Total stockholders’ equity	2,596,711	2,345,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,369,546	$5,771,460

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net sales	$2,727,788	$2,003,133	$5,265,148	$4,161,918
Cost of products sold	2,312,911	1,746,727	4,471,419	3,596,701
Gross profit	414,877	256,406	793,729	565,217
Selling, general and administrative expenses	206,189	162,357	387,952	350,821
Amortization of intangible assets	29,203	24,273	56,630	48,566
Impairment charges	—	10,057	—	10,057
Interest income	202	974	520	1,949
Interest expense	24,164	27,234	48,440	55,259
Other income, net	8,436	1,404	9,051	1,034
Income before income taxes	163,959	34,863	310,278	103,497
Income tax provision	32,769	7,837	63,449	24,626
Net income	131,190	27,026	246,829	78,871
Less: Net income (loss) attributable to non-controlling interests	(1,334)	(1,647)	548	(867)
Net income attributable to THOR Industries, Inc.	$132,524	$28,673	$246,281	$79,738

Weighted-average common shares outstanding:
Basic	55,366,241	55,198,756	55,302,203	55,146,915
Diluted	55,568,667	55,396,116	55,561,675	55,310,385

Earnings per common share:
Basic	$2.39	$0.52	$4.45	$1.45
Diluted	$2.38	$0.52	$4.43	$1.44

Comprehensive income:
Net income	$131,190	$27,026	$246,829	$78,871
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	60,133	(11,902)	41,140	(10,909)
Unrealized gain (loss) on derivatives, net of tax	2,351	(224)	5,683	(3,946)
Total other comprehensive income (loss), net of tax	62,484	(12,126)	46,823	(14,855)
Total Comprehensive income	193,674	14,900	293,652	64,016
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,307)	(1,949)	688	(1,311)
Comprehensive income attributable to THOR Industries, Inc.	$194,981	$16,849	$292,964	$65,327

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net income	$246,829	$78,871
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	54,324	50,586
Amortization of intangible assets	56,630	48,566
Amortization of debt issuance costs	5,460	5,371
Impairment charges	—	10,057
Deferred income tax (benefit) provision	(98)	1,661
(Gain) loss on disposition of property, plant and equipment	(196)	1,241
Stock-based compensation expense	13,058	10,075
Changes in assets and liabilities:
Accounts receivable	(99,282)	(121,725)
Inventories, net	(425,026)	(109,999)
Prepaid income taxes, expenses and other	(39,226)	5,280
Accounts payable	112,131	67,036
Accrued liabilities	(25,114)	(47,216)
Long-term liabilities and other	11,944	5,494
Net cash provided by (used in) operating activities	(88,566)	5,298
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,097)	(52,858)
Proceeds from dispositions of property, plant and equipment	1,084	20,350
Business acquisitions, net of cash acquired	(310,576)	—
Other	—	(4,527)
Net cash used in investing activities	(357,589)	(37,035)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	213,632	75,007
Payments on term-loan credit facilities	(59,700)	(155,388)
Payments on revolving asset-based credit facilities	—	(47,609)
Payments on other debt	(7,522)	(7,058)
Regular cash dividends paid	(45,400)	(44,159)
Payments on finance lease obligations	(244)	(214)
Payments related to vesting of stock-based awards	(8,317)	(3,763)
Short-term financial obligations and other, net	(5,488)	9,896
Net cash provided by (used in) financing activities	86,961	(173,288)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,378	(566)
Net decrease in cash and cash equivalents and restricted cash	(354,816)	(205,591)
Cash and cash equivalents and restricted cash, beginning of period	541,363	451,262
Cash and cash equivalents and restricted cash, end of period	186,547	245,671
Less: restricted cash	2,913	3,537
Cash and cash equivalents, end of period	$183,634	$242,134
Supplemental cash flow information:
Income taxes paid	$112,425	$46,653
Interest paid	$39,705	$53,546
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$3,422	$2,631

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended January 31, 2021
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2020	65,651,570	$6,565	$442,794	$2,292,387	$11,219	10,285,329	$(360,226)	$2,392,739	$27,782	$2,420,521
Net income (loss)	—	—	—	132,524	—	—	—	132,524	(1,334)	131,190
Restricted stock unit activity	—	—	(2,074)	—	—	—	—	(2,074)	—	(2,074)
Dividends $0.41 per common share	—	—	—	(22,700)	—	—	—	(22,700)	—	(22,700)
Stock-based compensation expense	—	—	7,290	—	—	—	—	7,290	—	7,290
Other comprehensive income	—	—	—	—	62,457	—	—	62,457	27	62,484
Balance at January 31, 2021	65,651,570	$6,565	$448,010	$2,402,211	$73,676	10,285,329	$(360,226)	$2,570,236	$26,475	$2,596,711

	Six Months Ended January 31, 2021
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income	—	—	—	246,281	—	—	—	246,281	548	246,829
Restricted stock unit activity	255,039	25	(1,876)	—	—	87,554	(8,317)	(10,168)	—	(10,168)
Dividends $0.82 per common share	—	—	—	(45,400)	—	—	—	(45,400)	—	(45,400)
Stock-based compensation expense	—	—	13,058	—	—	—	—	13,058	—	13,058
Other comprehensive income	—	—	—	—	46,683	—	—	46,683	140	46,823
Balance at January 31, 2021	65,651,570	$6,565	$448,010	$2,402,211	$73,676	10,285,329	$(360,226)	$2,570,236	$26,475	$2,596,711

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended January 31, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2019	65,396,531	$6,540	$422,831	$2,095,659	$(59,591)	10,197,775	$(351,909)	$2,113,530	$11,441	$2,124,971
Net income (loss)	—	—	—	28,673	—	—	—	28,673	(1,647)	27,026
Restricted stock unit activity	—	—	(520)	—	—	—	—	(520)	—	(520)
Dividends $0.40 per common share	—	—	—	(22,079)	—	—	—	(22,079)	—	(22,079)
Stock-based compensation expense	—	—	5,062	—	—	—	—	5,062	—	5,062
Other comprehensive loss	—	—	—	—	(11,824)	—	—	(11,824)	(302)	(12,126)
Balance at January 31, 2020	65,396,531	$6,540	$427,373	$2,102,253	$(71,415)	10,197,775	$(351,909)	$2,112,842	$9,492	$2,122,334

	Six Months Ended January 31, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income (loss)	—	—	—	79,738	—	—	—	79,738	(867)	78,871
Restricted stock unit activity	206,624	21	916	—	—	71,341	(3,763)	(2,826)	—	(2,826)
Dividends $0.80 per common share	—	—	—	(44,159)	—	—	—	(44,159)	—	(44,159)
Stock-based compensation expense	—	—	10,075	—	—	—	—	10,075	—	10,075
Other comprehensive loss	—	—	—	—	(14,411)	—	—	(14,411)	(444)	(14,855)
Balance at January 31, 2020	65,396,531	$6,540	$427,373	$2,102,253	$(71,415)	10,197,775	$(351,909)	$2,112,842	$9,492	$2,122,334

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

The July 31, 2020 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Due to seasonality within the recreational vehicle industry, and the current COVID-19 pandemic, among other factors, annualizing the results of operations for the six months ended January 31, 2021 would not necessarily be indicative of the results expected for the full fiscal year.

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

2. Acquisitions

Tiffin Group

On December 18, 2020, the Company closed on a Stock Purchase Agreement (“Tiffin Group SPA”) for the acquisition of all of the issued and outstanding capital stock of luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., including fifth wheel towable recreational vehicle manufacturer Vanleigh RV, and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc. and Vanleigh RV, (collectively, the “Tiffin Group”). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, will own the Tiffin Group. In accordance with the Tiffin Group SPA, the closing was deemed effective as of December 18, 2020. Tiffin Motorhomes, Inc. operates in various locations in Alabama while Vanleigh RV operates in Mississippi.

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, subject to adjustment, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility. The total cash consideration to be paid is subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 18, 2020, which determination is expected to be finalized later in fiscal 2021. The Tiffin Group will operate as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment and its towable operations are aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the Tiffin Group to complement its existing motorized and towable RV product offerings and North American independent dealer base.

The results of the Tiffin Group are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income since the December 18, 2020 acquisition date. During this period, the Tiffin Group recorded net sales of $82,432 and the results of operations were not material.

The following table summarizes the preliminary estimated fair values of the Tiffin Group net assets acquired on the acquisition date. The Company is in the process of completing a fair value analysis, but this analysis has not been fully completed. While all amounts remain subject to adjustment, the areas subject to the most significant potential adjustment are intangible assets, deferred income tax liabilities and certain accrued expenses. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

Cash	$12,985
Inventory	116,691
Other assets	53,860
Property, plant and equipment	48,511
Amortizable intangible assets:
Dealer network	92,100
Trademarks	32,100
Non-compete agreements	1,400
Backlog	4,800
Goodwill	62,336
Current liabilities	(81,859)
Deferred income tax liabilities	(34,860)
Other liabilities	(7,203)
Total fair value of net assets acquired	300,861
Less cash acquired	(12,985)
Total cash consideration for acquisition, less cash acquired	$287,876

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.8 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 18 to 20 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and will be amortized on a straight-line basis over 5 to 7 months. Generally, the goodwill recognized as a result of this transaction will be not deductible for tax purposes.

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

Prior to the March 23, 2020 effective date of the 2020 Agreement, the Company accounted for the investment in Togo Group under the equity method of accounting, and the Company's share of the losses of this investment were included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company's share of the losses from this investment recognized in the three and six-month periods ended January 31, 2020 were $2,652 and $4,747, respectively.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2021 acquisition of the Tiffin Group had occurred at the beginning of fiscal 2020 and the fiscal 2020 acquisition of the Togo Group had occurred at the beginning of fiscal 2019. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended	Six Months Ended
	January 31, 2021	January 31, 2021
Net sales	$2,829,652	$5,529,050
Net income attributable to THOR Industries, Inc.	$139,345	$254,461
Basic earnings per common share	$2.52	$4.60
Diluted earnings per common share	$2.51	$4.58

	Three Months Ended	Six Months Ended
	January 31, 2020	January 31, 2020
Net sales	$2,204,841	$4,577,026
Net income attributable to THOR Industries, Inc.	$32,043	$82,657
Basic earnings per common share	$0.58	$1.50
Diluted earnings per common share	$0.58	$1.49

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towables, (2) North American Motorized and (3) European. The operations of the Company's Postle and Togo Group subsidiaries are included in Other, which is a non-reportable segment.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2021	2020	2021	2020
Recreational vehicles
North American Towables	$1,373,181	$983,907	$2,765,225	$2,184,795
North American Motorized	576,995	343,680	1,070,850	759,569
Total North America	1,950,176	1,327,587	3,836,075	2,944,364
European	733,463	637,115	1,335,951	1,130,122
Total recreational vehicles	2,683,639	1,964,702	5,172,026	4,074,486
Other	74,714	57,745	155,421	131,311
Intercompany eliminations	(30,565)	(19,314)	(62,299)	(43,879)
Total	$2,727,788	$2,003,133	$5,265,148	$4,161,918

	Three Months Ended January 31,		Six Months Ended January 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2021	2020	2021	2020
Recreational vehicles
North American Towables	$147,880	$53,426	$289,059	$157,748
North American Motorized	43,421	14,916	84,988	36,691
Total North America	191,301	68,342	374,047	194,439
European	10,216	4,690	4,710	(18,334)
Total recreational vehicles	201,517	73,032	378,757	176,105
Other, net	9,644	8,609	21,134	20,360
Corporate	(47,202)	(46,778)	(89,613)	(92,968)
Total	$163,959	$34,863	$310,278	$103,497

TOTAL ASSETS:	January 31, 2021	July 31, 2020
Recreational vehicles
North American Towables	$1,721,615	$1,529,913
North American Motorized	1,066,507	480,225
Total North America	2,788,122	2,010,138
European	3,031,529	3,102,071
Total recreational vehicles	5,819,651	5,112,209
Other, net	245,299	212,378
Corporate	304,596	446,873
Total	$6,369,546	$5,771,460

	Three Months Ended January 31,		Six Months Ended January 31,
DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	2021	2020	2021	2020
Recreational vehicles
North American Towables	$16,318	$16,431	$32,125	$32,702
North American Motorized	5,334	3,514	9,104	7,008
Total North America	21,652	19,945	41,229	39,710
European	31,608	26,020	62,931	53,503
Total recreational vehicles	53,260	45,965	104,160	93,213
Other	3,039	2,523	5,950	5,034
Corporate	416	457	844	905
Total	$56,715	$48,945	$110,954	$99,152

CAPITAL ACQUISITIONS:	Three Months Ended January 31,		Six Months Ended January 31,
Recreational vehicles	2021	2020	2021	2020
North American Towables	$6,913	$7,421	$16,321	$18,696
North American Motorized	3,730	5,860	5,475	8,428
Total North America	10,643	13,281	21,796	27,124
European	13,322	7,150	23,216	22,177
Total recreational vehicles	23,965	20,431	45,012	49,301
Other	1,216	273	2,660	928
Corporate	28	430	389	928
Total	$25,209	$21,134	$48,061	$51,157

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Weighted-average common shares outstanding for basic earnings per share	55,366,241	55,198,756	55,302,203	55,146,915
Unvested restricted stock units	202,426	197,360	259,472	163,470
Weighted-average common shares outstanding assuming dilution	55,568,667	55,396,116	55,561,675	55,310,385

For the three months ended January 31, 2021 and 2020, the Company had 60,916 and 160,091 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the six months ended January 31, 2021 and 2020, the Company had 78,862 and 213,395 unvested restricted stock units outstanding, respectively, which we excluded from this calculation as their effect would have been antidilutive.

5. Derivatives and Hedging

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

	January 31, 2021		July 31, 2020
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$13,731	$92	$—	$—
Interest rate swap agreements	581,913	17,387	673,400	24,840
Total derivative financial instruments	$595,644	$17,479	$673,400	$24,840
Foreign currency forward contracts accounted for as cash flow hedges and outstanding at January 31, 2021 mature over the next two months.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Losses for the three and six months ended January 31, 2021, net of tax, were $16,436 and $10,954, respectively, and gains for the three and six months ended January 31, 2020, net of tax, were $3,802 and $2,843, respectively.

There were no amounts reclassified out of accumulated other comprehensive income ("AOCI") pertaining to the net investment hedge during the three and six-month periods ended January 31, 2021 and January 31, 2020, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $34,431 and a fair value of $1,932, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of January 31, 2021. These other derivative instruments had a notional amount totaling approximately $34,862 and a fair value of $1,824, as of July 31, 2020. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended January 31,
	2021	2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(66)	$(490)
Interest rate swap agreements	2,417	266
Total gain (loss)	$2,351	$(224)

	Six Months Ended January 31,
	2021	2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(66)	$(1,015)
Interest rate swap agreements	5,749	(2,931)
Total gain (loss)	$5,683	$(3,946)

	Three Months Ended January 31,
	2021		2020
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$7	$—	$(434)	$—
Interest rate swap agreements	—	(2,623)	—	(1,019)
(Loss) on Derivatives Not Designated as Hedging Instruments
Amount of loss recognized in income, net of tax
Interest rate swap agreements	—	(8)	—	(93)
Total gain (loss)	$7	$(2,631)	$(434)	$(1,112)

	Six Months Ended January 31,
	2021		2020
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$7	$—	$(434)	$—
Interest rate swap agreements	—	(5,397)	—	(1,514)
(Loss) on Derivatives Not Designated as Hedging Instruments
Amount of loss recognized in income, net of tax
Interest rate swap agreements	—	(46)	—	(168)
Total gain (loss)	$7	$(5,443)	$(434)	$(1,682)

6. Inventories

Major classifications of inventories are as follows:

	January 31, 2021	July 31, 2020
Finished goods – RV	$141,961	$152,297
Finished goods – other	54,424	44,779
Work in process	285,544	128,181
Raw materials	462,044	302,813
Chassis	406,371	135,194
Subtotal	1,350,344	763,264
Excess of FIFO costs over LIFO costs	(50,159)	(46,959)
Total inventories, net	$1,300,185	$716,305

Of the $1,350,344 and $763,264 of inventories at January 31, 2021 and July 31, 2020, $468,153 and $251,099, respectively, were valued on the last-in, first-out (LIFO) method, and $882,191 and $512,165, respectively, were valued on the first-in, first-out (FIFO) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	January 31, 2021	July 31, 2020
Land	$141,459	$136,200
Buildings and improvements	805,276	760,986
Machinery and equipment	490,604	438,985
Rental vehicles	44,914	83,534
Lease right-of-use assets – operating	37,615	33,609
Lease right-of-use assets – finance	7,361	3,672
Total cost	1,527,229	1,456,986
Less accumulated depreciation	(394,507)	(349,337)
Property, plant and equipment, net	$1,132,722	$1,107,649

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	January 31, 2021		July 31, 2020
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$869,055	$290,948	$766,198	$252,320
Trademarks	313,903	55,195	275,775	47,743
Design technology and other intangibles	219,876	52,245	213,468	40,654
Backlog	4,800	1,157	—	—
Non-compete agreements	1,400	58	—	—
Total amortizable intangible assets	$1,409,034	$399,603	$1,255,441	$340,717

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2021	$60,929
For the fiscal year ending July 31, 2022	125,677
For the fiscal year ending July 31, 2023	107,038
For the fiscal year ending July 31, 2024	97,122
For the fiscal year ending July 31, 2025	88,894
For the fiscal year ending July 31, 2026 and thereafter	529,771
$1,009,431

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal 2021 activity:
Goodwill acquired	18,845	43,491	—	17,882	80,218
Foreign currency translation	—	—	25,231	—	25,231
Net balance as of January 31, 2021	$352,631	$43,491	$1,063,160	$122,708	$1,581,990

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Fiscal 2020 activity:
Measurement period adjustments	—	—	5,087	—	5,087
Foreign currency translation	—	—	(8,890)	—	(8,890)
Impairment charge	(1,109)	—	—	—	(1,109)
Net balance as of January 31, 2020	$333,712	$—	$976,536	$42,871	$1,353,120

During the fiscal quarter ended January 31, 2020, there was an interim impairment assessment performed related to two groups of tangible and intangible assets within the North American Towables reportable segment using Level 3 inputs as defined by ASC 820. The Company recognized an aggregate impairment charge of $10,057 related to these assets during the fiscal quarter ended January 31, 2020, which included a goodwill impairment charge of $1,109.

9. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 13% of the Company's consolidated net sales for both the three-month periods ended January 31, 2021 and January 31, 2020, and 14% for both the six-month periods ended January 31, 2021 and January 31, 2020, respectively. Sales to this dealer are reported within both the North American Towables and North American Motorized segments. This dealer also accounted for 17% and 18% of the Company’s consolidated trade accounts receivable at January 31, 2021 and July 31, 2020, respectively. The loss of this dealer could have a material effect on the Company’s business.

10. Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at January 31, 2021 and July 31, 2020 are as follows:

	Input Level	January 31, 2021	July 31, 2020
Cash equivalents	Level 1	$217	$227,154
Deferred compensation plan mutual fund assets	Level 1	$50,770	$47,327
Deferred compensation plan liabilities	Level 1	$72,192	$61,290
Foreign currency forward contract liability	Level 2	$92	$—
Interest rate swap liabilities	Level 2	$19,319	$26,664

Cash equivalents represent investments in government and other money market funds traded in an active market and are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Deferred compensation plan assets accounted for at fair value are investments in securities traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan. Additional plan investments in corporate-owned life insurance are recorded at their cash surrender value, not fair value, and therefore are not included above.

Foreign currency forward contracts outstanding at January 31, 2021 are used to exchange British Pounds Sterling ("GBP") for Euro. The total notional value of these contracts, including designated hedges and other contracts not designated, at January 31, 2021 is 10,000 GBP ($13,731), and these contracts have various maturity dates through March 31, 2021.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt. As of January 31, 2021, the outstanding swaps had notional contract values of $581,913, partially hedging the interest rate risk related to the Company's U.S. dollar term loan tranche that matures in February 2026. The Company's other interest rate swaps not designated as hedging instruments had a notional contract value of $34,431 at January 31, 2021.

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Beginning balance	$245,554	$285,600	$252,869	$289,679
Provision	52,870	61,463	103,741	121,673
Payments	(60,365)	(64,148)	(117,939)	(128,742)
Acquisition	11,032	—	11,032	—
Foreign currency translation	1,918	(294)	1,306	11
Liabilities held for sale reclassification	—	(556)	—	(556)
Ending balance	$251,009	$282,065	$251,009	$282,065

12. Long-Term Debt

The components of long-term debt are as follows:

	January 31, 2021	July 31, 2020
Term loan	$1,552,337	$1,597,091
Asset-based credit facility	213,544	—
Unsecured notes	30,340	29,620
Other debt	78,916	84,500
Gross long-term debt	1,875,137	1,711,211
Debt issuance costs, net of amortization	(40,813)	(44,563)
Total long-term debt, net of debt issuance costs	1,834,324	1,666,648
Less: current portion of long-term debt	(12,802)	(13,817)
Total long-term debt, net, less current portion	$1,821,522	$1,652,831

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024.

As of January 31, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.938%, but the interest rate on $581,913 of that balance was fixed at 6.216% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2020, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-base rate of 3.938%, but the interest rate on $673,400 of that balance was fixed at 6.216% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. The total interest rate on both the January 31, 2021 and July 31, 2020 outstanding Euro term loan tranche balance of $610,437 and $655,191, respectively, was 4.00%.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or six months ended January 31, 2021 or 2020.

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

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on January 31, 2021 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $507,000.

The unsecured notes of 25,000 Euro ($30,340) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($24,272) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($6,068) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% to 3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2021	$6,282
For the fiscal year ending July 31, 2022	12,319
For the fiscal year ending July 31, 2023	12,445
For the fiscal year ending July 31, 2024	226,119
For the fiscal year ending July 31, 2025	36,720
For the fiscal year ending July 31, 2026 and thereafter	1,581,252
$1,875,137

For the three and six months ended January 31, 2021, interest expense on the term loan, ABL and other debt facilities was $20,663 and $41,251, respectively. For the three and six months ended January 31, 2020, interest expense on the term loan, ABL and other debt facilities was $23,863 and $48,212, respectively. The Company incurred fees to secure the term loan and ABL, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. In addition, the Company recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $2,737 and $5,460 for the three and six months ended January 31, 2021, respectively. The Company also recorded total charges related to the amortization of these term loan and ABL fees, which are included in interest expense, of $2,686 and $5,371 for the three and six months ended January 31, 2020, respectively. The unamortized balance of the ABL facility fees was $8,406 at January 31, 2021 and $9,807 as of July 31, 2020 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s term-loan debt at January 31, 2021 and July 31, 2020 was $1,555,088 and $1,565,866, respectively. The carrying value of the Company’s term-loan debt, excluding debt issuance costs, was $1,552,337 and $1,597,091 at January 31, 2021 and July 31, 2020, respectively. The fair value of the Company's debt is primarily estimated using Level 2 inputs as defined by ASC 820, primarily based on quoted market prices for the term loan debt. The fair value of other debt held by the Company approximates fair value.
13. Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2021 was 20.0%, and the effective income tax rate for the six months ended January 31, 2021 was 20.4%. These rates were both favorably impacted by certain foreign rate differences which include certain interest income not subject to corporate income tax and also by certain foreign return-to-provision adjustments. The overall effective income tax rate for the three months ended January 31, 2020 was 22.5%, and the effective income tax rate for the six months ended January 31, 2020 was 23.8%. These rates were both favorably impacted by certain foreign rate differences which include certain interest income not subject to corporate income tax. This benefit for the six months ended January 31, 2020 was partially offset by additional tax expense from the vesting of share-based compensation awards.

Within the next 12 months, the Company anticipates a decrease of approximately $7,900 in unrecognized tax benefits, and $2,000 in accrued interest related to unrecognized tax benefits recorded as of January 31, 2021, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

14. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $2,367,122 and $1,876,922 as of January 31, 2021 and July 31, 2020, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $8,054 and $7,747 as of January 31, 2021 and July 31, 2020, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and six months ended January 31, 2021 and January 31, 2020 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

15. Leases

The Company has operating leases principally for land, buildings and equipment and has various finance leases for certain land and buildings expiring through 2035.

Certain of the Company's leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the three and six-month periods ended January 31, 2021 and January 31, 2020 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Operating lease cost	$3,881	$3,112	$7,758	$6,143
Finance lease cost
Amortization of right-of-use assets	175	136	311	272
Interest on lease liabilities	131	134	257	271
Total lease cost	$4,187	$3,382	$8,326	$6,686

Other information related to leases was as follows:

	Six Months Ended January 31,
Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,710	$6,094
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,204	$1,561
Finance leases	$4,000	$—

Supplemental Balance Sheet Information	January 31, 2021	July 31, 2020
Operating leases:
Operating lease right-of-use assets	$37,615	$33,609

Operating lease liabilities:
Other current liabilities	$6,872	$5,343
Other long-term liabilities	30,979	28,456
Total operating lease liabilities	$37,851	$33,799

Finance leases:
Finance lease right-of-use assets	$7,361	$3,672

Finance lease liabilities
Other current liabilities	$996	$505
Other long-term liabilities	5,284	4,743
Total finance lease liabilities	$6,280	$5,248

	January 31, 2021	July 31, 2020
Weighted-average remaining lease term:
Operating leases	12.3 years	13.6 years
Finance leases	5.5 years	6.8 years
Weighted-average discount rate:
Operating leases	3.3%	3.4%
Finance leases	8.8%	9.7%

Future minimum rental payments required under operating and finance leases as of January 31, 2021 were as follows:

	Operating Leases	Financing Leases
For the remainder of the fiscal year ending July 31, 2021	$6,238	$769
For the fiscal year ending July 31, 2022	10,599	1,555
For the fiscal year ending July 31, 2023	7,989	1,578
For the fiscal year ending July 31, 2024	5,721	1,059
For the fiscal year ending July 31, 2025	4,216	1,083
For the fiscal year ending July 31, 2026 and thereafter	19,569	2,061
Total future lease payments	54,332	8,105
Less: amount representing interest	(16,481)	(1,825)
Total reported lease liability	$37,851	$6,280

16. Stockholders’ Equity

Stock-Based Compensation

Total stock-based compensation expense recognized in the three-month periods ended January 31, 2021 and January 31, 2020 for stock-based awards totaled $7,290 and $5,062, respectively. Total stock-based compensation expense recognized in the six-month periods ended January 31, 2021 and January 31, 2020 for stock-based awards totaled $13,058 and $10,075, respectively.

17. Revenue

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

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2021	2020	2021	2020
Recreational vehicles
North American Towables
Travel Trailers	$831,359	$583,121	$1,669,259	$1,292,786
Fifth Wheels	541,822	400,786	1,095,966	892,009
Total North American Towables	1,373,181	983,907	2,765,225	2,184,795
North American Motorized
Class A	222,128	125,474	380,683	287,206
Class C	294,300	186,761	569,699	416,598
Class B	60,567	31,445	120,468	55,765
Total North American Motorized	576,995	343,680	1,070,850	759,569
Total North America	1,950,176	1,327,587	3,836,075	2,944,364
European
Motorcaravan	419,137	382,422	737,480	664,155
Campervan	149,112	97,923	292,512	175,520
Caravan	71,654	69,909	126,849	130,941
Other RV-related	93,560	86,861	179,110	159,506
Total European	733,463	637,115	1,335,951	1,130,122
Total recreational vehicles	2,683,639	1,964,702	5,172,026	4,074,486
Other, primarily aluminum extruded components	74,714	57,745	155,421	131,311
Intercompany eliminations	(30,565)	(19,314)	(62,299)	(43,879)
Total	$2,727,788	$2,003,133	$5,265,148	$4,161,918

18. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) ("OCI") and the changes in the Company's accumulated other comprehensive income (loss) ("AOCI") by component were as follows:

	Three Months Ended January 31,
	2021				2020
	Foreign Currency	Unrealized			Foreign Currency	Unrealized
	Translation	Gain (Loss) on			Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total	Adjustment	Derivative	Other	Total
Balance at beginning of period	$26,664	$(15,491)	$(696)	$10,477	$(46,085)	$(13,194)	$(1,048)	$(60,327)
OCI before reclassifications	60,133	(352)	—	59,781	(11,902)	(2,272)	—	(14,174)
Income taxes associated with OCI before reclassifications	—	87	—	87	—	595	—	595
Amounts reclassified from AOCI	—	3,410	—	3,410	—	1,935	—	1,935
Income taxes associated with amounts reclassified from AOCI	—	(794)	—	(794)	—	(482)	—	(482)
AOCI, net of tax	86,797	(13,140)	(696)	72,961	(57,987)	(13,418)	(1,048)	(72,453)
Less: AOCI attributable to noncontrolling interest	(715)	—	—	(715)	(1,038)	—	—	(1,038)
AOCI, net of tax, attributable to THOR Industries, Inc.	$87,512	$(13,140)	$(696)	$73,676	$(56,949)	$(13,418)	$(1,048)	$(71,415)

	Six Months Ended January 31,
	2021				2020
	Foreign Currency	Unrealized			Foreign Currency	Unrealized
	Translation	Gain (Loss) on			Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total	Adjustment	Derivative	Other	Total
Balance at beginning of period	$45,657	$(18,823)	$(696)	$26,138	$(47,078)	$(9,472)	$(1,048)	$(57,598)
OCI before reclassifications	41,140	380	—	41,520	(10,909)	(7,826)	—	(18,735)
Income taxes associated with OCI before reclassifications	—	(87)	—	(87)	—	1,932	—	1,932
Amounts reclassified from AOCI	—	7,049	—	7,049	—	2,582	—	2,582
Income taxes associated with amounts reclassified from AOCI	—	(1,659)	—	(1,659)	—	(634)	—	(634)
AOCI, net of tax	86,797	(13,140)	(696)	72,961	(57,987)	(13,418)	(1,048)	(72,453)
Less: AOCI attributable to noncontrolling interest	(715)	—	—	(715)	(1,038)	—	—	(1,038)
AOCI, net of tax, attributable to THOR Industries Inc.	$87,512	$(13,140)	$(696)	$73,676	$(56,949)	$(13,418)	$(1,048)	$(71,415)

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

Forward-Looking Statements

This report includes certain statements that are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon THOR, and inherently involve uncertainties and risks. These forward-looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others:

•the extent and impact from the continuation of the COVID-19 pandemic, along with the responses to contain the spread of the virus by various governmental entities or other actors, which may have negative effects on retail customer demand, our independent dealers, our supply chain, our labor force, our production or other aspects of our business and which may have a negative impact on our consolidated results of operations, financial position, cash flows and liquidity;
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
•interest rate fluctuations and their potential impact on the general economy and, specifically, on our dealers and consumers;
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
•the impact of changing emissions and other regulatory standards in the various jurisdictions in which our products are produced, used and/or sold;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles ("RVs") in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2020, THOR’s combined U.S. and Canadian market share was approximately 42.6% for travel trailers and fifth wheels combined and approximately 38.6% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's original equipment manufacturer ("OEM") reporting countries, our European market share for the calendar year ended December 31, 2020 was approximately 25.7% for motorcaravans and campervans combined and approximately 20.0% for caravans.

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

The COVID-19 pandemic, including its wide-reaching impact on nearly all facets of our operations, as well as related governmental actions, continue to impact our business and our financial results and financial position. Additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the pandemic. Should the rate of COVID-19 infections escalate, or the virus mutate into new, uncontrolled strains, those developments and the resulting impacts could exacerbate risks to our business, financial results and financial position. Refer also to the COVID-19 related risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Recent Events

On December 18, 2020, the Company closed on a Stock Purchase Agreement (“Tiffin Group SPA”) for the acquisition of all of the issued and outstanding capital stock of luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., including fifth wheel towable recreational vehicle manufacturer Vanleigh RV, and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc. and Vanleigh RV, (collectively, the “Tiffin Group”). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, will own the Tiffin Group. In accordance with the Tiffin Group SPA, the closing was deemed effective as of December 18, 2020. Tiffin Motorhomes, Inc. operates in various locations in Alabama, while Vanleigh RV operates in Mississippi.

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, subject to adjustment, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based lending facility. The total cash consideration to be paid is subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 28, 2020, which determination is expected to be finalized later in fiscal 2021. The Tiffin Group will operate as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased the Tiffin Group to complement its existing towable and motorized RV product offerings and North American independent dealer base.

Industry Outlook — North America

The Company monitors industry conditions in the North American RV market using a number of resources including its own performance tracking and modeling. The Company also considers monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ RV production and delivery to dealers. In addition, we monitor monthly retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

North American RV independent dealer inventory of our North American products as of January 31, 2021 decreased 32.2% to approximately 78,100 units, compared to approximately 115,200 units as of January 31, 2020. The acquisition of Tiffin Group accounted for approximately 700 of the 78,100 units as of January 31, 2021.

THOR’s North American RV backlog as of January 31, 2021 increased $6,437,587, or 371.6%, to $8,169,997 compared to $1,732,410 as of January 31, 2020, with Tiffin Group's backlog included in the January 31, 2021 totals accounting for $553,027, or 8.6%, of the $6,437,587 increase. Dealer inventory levels have decreased materially based on strong retail demand for RVs given the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance and the reduction in commercial air travel and cruises. As of January 31, 2021, North American dealer inventory levels were well below optimal stocking levels, which has increased dealer orders and our backlog.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	389,613	359,441	30,172	8.4
North American Motorized Units	40,799	46,629	(5,830)	(12.5)
Total	430,412	406,070	24,342	6.0

The changes in wholesale shipments noted above in the towable and motorized units were both impacted by the COVID-19 pandemic on North American shipments during the March to December 2020 timeframe. Shipments fell significantly for both towables and motorized products during the period from March to June 2020, as most RV manufacturers were shut down for a number of weeks during that time period. Since then, demand for both towable and motorized products has increased significantly, but more so in the more affordably-priced towable product lines.

In March 2021, RVIA issued a revised forecast for calendar year 2021 wholesale unit shipments. In the most-likely scenario, towable and motorized unit shipments are projected to increase to approximately 479,800 and 53,600 units, respectively, for an annual total of 533,400 units, or 23.9% higher than calendar year 2020 shipments. This calendar year 2021 most-likely forecast could range from a lower estimate of 523,100 total units to an upper estimate of approximately 543,600 units.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar year 2021 may not follow typical seasonal patterns as dealers respond to ongoing high current consumer demand and then rebuild their inventory to optimal stocking levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	461,495	408,965	52,530	12.8
North American Motorized Units	52,641	52,053	588	1.1
Total	514,136	461,018	53,118	11.5

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

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the calendar years ended December 31, 2020 and 2019 to correspond to the North American industry wholesale periods noted above, were as follows (given the proximity of the December 18, 2020 acquisition date of the Tiffin Group to the end of the 2020 calendar year data presented below, the results of the Tiffin Group are excluded from the Company's totals):

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	165,387	162,083	3,304	2.0
North American Motorized Units	16,634	17,854	(1,220)	(6.8)
Total	182,021	179,937	2,084	1.2

Company North American Retail Statistics

Retail statistics of the Company's North American RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2020 and 2019 to correspond to the North American industry retail periods noted above, were as follows (given the proximity of the December 18, 2020 acquisition date of the Tiffin Group to the end of the 2020 calendar year data presented below, the results of the Tiffin Group are excluded from the Company's totals):

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2020	2019	(Decrease)	Change
North American Towable Units	191,516	183,421	8,095	4.4
North American Motorized Units	20,333	19,273	1,060	5.5
Total	211,849	202,694	9,155	4.5

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

The extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales in both the short term and the long term remains optimistic as there are many factors driving the current demand that we believe will continue even after the pandemic officially ends. In the near-term, we believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them the ability to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions. We will, however, need to manage through temporary supply chain issues noted below, which may limit the level to which we can increase output in the near term.

Longer-term, a positive outlook for the North American RV segment is supported by surveys conducted by THOR, RVIA and others, which show that Americans love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. Longer term, we also believe retail sales will be dependent upon various economic conditions faced by consumers, such as the rate of unemployment, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market, changes in tax rates and fuel availability and prices.

Economic and industry-wide factors that will continue to affect our RV business include the costs of commodities, the impact of actual or threatened tariffs on commodity costs and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

At this time, we are not experiencing any significant or unusual supply constraints from our North American chassis suppliers. As indicated above, the extent to which the pandemic may impact our operations in the future is uncertain and unpredictable. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. If these shortages were to recur for any reason, it would have a negative impact on our sales and earnings.

The North American RV industry has, however, recently experienced supply constraints and shortages of various RV component parts from various manufacturers and suppliers as a result of current market conditions and the COVID-19 pandemic. Additionally, the recent harsh weather conditions in the southern United States have impacted the availability of certain petroleum-based components. If such shortages were to become more significant or longer term in nature, or if industry demand were to increase faster than relevant suppliers can respond, or if other factors were to impact their ability to continue to supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, to minimize the impact of these supply chain constraints, we continue to identify alternative suppliers. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic or other factors.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 19.8% and 7.6% of the caravan and motorcaravan (including campervans) European market for the calendar year ended December 31, 2020, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 13 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic conditions, the current impact of COVID-19 and the local responses and restrictions in place to manage the pandemic. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below prior-year levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are currently below historical norms, with dealers submitting higher levels of orders than typical for this time of the season due to continued high end-consumer demand, as discussed further below.

THOR’s European RV backlog as of January 31, 2021 increased $1,502,200, or 131.5%, to $2,644,181 compared to $1,141,981 as of January 31, 2020, with the increase attributable to a number of causes, including the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, the reduction in commercial air travel and cruises and an increase in various marketing campaigns to promote sales.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Year		%	Calendar Year		%
	2020	2019	Change	2020	2019	Change
OEM Reporting Countries (1)	143,575	114,124	25.8	58,901	57,810	1.9
Non-OEM Reporting Countries (1)	15,507	18,346	(15.5)	16,860	20,225	(16.6)
Total	159,082	132,470	20.1	75,761	78,035	(2.9)

(1)Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the "OEM Reporting Countries." The "Non-OEM Reporting Countries" are primarily the United Kingdom and others. Note: the decrease in the "Non-OEM Reporting Countries" is primarily related to the United Kingdom, as a result of both extended shutdowns due to the COVID-19 pandemic and BREXIT. Total European unit registrations are reported quarterly by ECF.
(2)The ECF reports motorcaravans and campervans together.
Note: Data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries. (The "Non-OEM Reporting Countries" either do not report OEM-specific data to the ECF or do not have it available for the entire time period covered.)

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Year		Increase	%
	2020	2019	(Decrease)	Change
Motorcaravan and Campervan	36,882	29,357	7,525	25.6
Caravan	11,755	11,881	(126)	(1.1)
Total OEM-Reporting Countries	48,637	41,238	7,399	17.9

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

The extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in European RV retail sales depends upon various economic conditions in the respective countries in which we sell, and also depends on our ability to manage through temporary supply chain issues in the near term that could limit the level to which we can increase output. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and, most recently, travel safety considerations all influence retail sales. We believe our long-term outlook for future growth in retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Historically, we and our European dealers have marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The protection of the health of our employees, customers and dealer-partners is our top priority. As a result, we have cancelled our participation in all European trade fairs and major events through our July 31, 2021 fiscal year end.

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

Economic or industry-wide factors affecting our European RV business include the costs of commodities and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold and any future increases in these costs would impact our profit margins negatively if we were unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts.

In Europe, we continue to experience supply constraints of certain component parts from our non-chassis raw material vendors. Additionally, primarily due to pandemic-related challenges, we have also experienced delays in receipt of chassis from our European chassis suppliers. In the short term, we expect these challenges to persist and, in particular, anticipate continued delays in receipt of chassis in Europe. Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for most component parts. However, due to engineering requirements, it is generally not possible to quickly change the chassis our various units are built upon. As a result, limitations in the availability of chassis will limit our ability to ramp up production of certain products despite dealer demand for those products. If the impact of COVID-19 on our vendors increases or is prolonged, the availability of key components, including chassis, will have a further negative impact on our production output during fiscal 2021. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and became effective for certain vehicles starting January 2021 and other vehicles starting January 2022, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In addition to material supply constraints, labor shortages may also impact our European operations, especially in light of the ongoing COVID-19 pandemic. Currently, a number of the employees of our production facilities in Europe reside in one country while working in another and therefore travel restrictions imposed by certain countries within Europe may negatively impact the availability of our labor force and therefore our production output.

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

NET SALES:	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$1,373,181	$983,907	$389,274	39.6
North American Motorized	576,995	343,680	233,315	67.9
Total North America	1,950,176	1,327,587	622,589	46.9
European	733,463	637,115	96,348	15.1
Total recreational vehicles	2,683,639	1,964,702	718,937	36.6
Other	74,714	57,745	16,969	29.4
Intercompany eliminations	(30,565)	(19,314)	(11,251)	(58.3)
Total	$2,727,788	$2,003,133	$724,655	36.2

# OF UNITS:
Recreational vehicles
North American Towables	48,403	35,566	12,837	36.1
North American Motorized	5,587	3,803	1,784	46.9
Total North America	53,990	39,369	14,621	37.1
European	14,581	14,296	285	2.0
Total	68,571	53,665	14,906	27.8

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$227,656	16.6	$130,522	13.3	$97,134	74.4
North American Motorized	75,118	13.0	34,229	10.0	40,889	119.5
Total North America	302,774	15.5	164,751	12.4	138,023	83.8
European	94,637	12.9	79,462	12.5	15,175	19.1
Total recreational vehicles	397,411	14.8	244,213	12.4	153,198	62.7
Other, net	17,466	23.4	12,193	21.1	5,273	43.2
Total	$414,877	15.2	$256,406	12.8	$158,471	61.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$73,196	5.3	$57,843	5.9	$15,353	26.5
North American Motorized	29,641	5.1	17,972	5.2	11,669	64.9
Total North America	102,837	5.3	75,815	5.7	27,022	35.6
European	66,309	9.0	62,843	9.9	3,466	5.5
Total recreational vehicles	169,146	6.3	138,658	7.1	30,488	22.0
Other	6,249	8.4	2,402	4.2	3,847	160.2
Corporate	30,794	—	21,297	—	9,497	44.6
Total	$206,189	7.6	$162,357	8.1	$43,832	27.0

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended January 31, 2021	% of Segment Net Sales	Three Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$147,880	10.8	$53,426	5.4	$94,454	176.8
North American Motorized	43,421	7.5	14,916	4.3	28,505	191.1
Total North America	191,301	9.8	68,342	5.1	122,959	179.9
European	10,216	1.4	4,690	0.7	5,526	117.8
Total recreational vehicles	201,517	7.5	73,032	3.7	128,485	175.9
Other, net	9,644	12.9	8,609	14.9	1,035	12.0
Corporate	(47,202)	—	(46,778)	—	(424)	(0.9)
Total	$163,959	6.0	$34,863	1.7	$129,096	370.3

ORDER BACKLOG:	As of January 31, 2021	As of January 31, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$5,253,564	$948,055	$4,305,509	454.1
North American Motorized	2,916,433	784,355	2,132,078	271.8
Total North America	8,169,997	1,732,410	6,437,587	371.6
European	2,644,181	1,141,981	1,502,200	131.5
Total	$10,814,178	$2,874,391	$7,939,787	276.2

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2021 increased $724,655, or 36.2%, compared to the three months ended January 31, 2020. The recent acquisition of Tiffin Group, which was acquired on December 18, 2020, accounted for $82,432 of the $724,655 increase in net sales and 4.1% of the 36.2% increase. Approximately 26.9% of the Company's net sales for the quarter ended January 31, 2021 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. Of the $724,655, or 36.2%, increase in consolidated net sales, $57,977, or 2.9% of the 36.2% increase, reflects the impact of the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended January 31, 2021 increased $158,471, or 61.8%, compared to the three months ended January 31, 2020. Consolidated gross profit was 15.2% of consolidated net sales for the three months ended January 31, 2021 and 12.8% for the three months ended January 31, 2020. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period and gross margin cost percentage improvements noted below, partially offset by the negative impact of $4,272 related to the step-up in assigned value of recently acquired Tiffin Group inventory included in cost of products sold during the current-year period.

Selling, general and administrative expenses for the three months ended January 31, 2021 increased $43,832, or 27.0%, compared to the three months ended January 31, 2020.

Amortization of intangible assets expense for the three months ended January 31, 2021 increased $4,930 compared to the three months ended January 31, 2020, primarily due to higher dealer network amortization in the European segment as compared to the prior-year period and additional amortization of $1,416 as a result of the Tiffin Group as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The impairment charges for the three months ended January 31, 2020 of $10,057 related to the North American Towables reportable segment as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Income before income taxes for the three months ended January 31, 2021 was $163,959, as compared to $34,863 for the three months ended January 31, 2020, an increase of $129,096 or 370.3%, primarily driven by the increase in net sales and the increase in the consolidated gross profit percentage noted above.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $9,497 to $30,794 for the three months ended January 31, 2021 compared to $21,297 for the three months ended January 31, 2020, an increase of 44.6%. This increase is primarily related to increased compensation costs, including an increase in deferred compensation expense of $4,313, which was effectively offset by the increase in other income related to the deferred compensation plan assets as noted below. In addition, incentive compensation increased $3,403 due to the increase in income before income taxes compared to the prior-year period, and stock-based compensation also increased $2,228.

Corporate interest and other income and expense was $16,408 of net expense for the three months ended January 31, 2021 compared to $25,481 of net expense for the three months ended January 31, 2020. This decrease in net expense of $9,073 included the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income, which resulted in a net increase in other income of $4,205 compared to the prior-year period. In addition, interest expense and fees on the debt facilities related to the EHG acquisition decreased $2,864 due to the reduction in the outstanding debt balances and reduced interest rates compared to the prior-year period. The prior year total also included losses of $2,652 related to the Company's former equity investment as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The overall effective income tax rate for the three months ended January 31, 2021 was 20.0% compared with 22.5% for the three months ended January 31, 2020. The primary reason for the decrease in the overall effective income tax rate between the comparable periods were certain favorable foreign return-to-provision adjustments recorded in the three months ended January 31, 2021.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2021 compared to the three months ended January 31, 2020:

	Three Months Ended January 31, 2021	% of Segment Net Sales	Three Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$831,359	60.5	$583,121	59.3	$248,238	42.6
Fifth Wheels	541,822	39.5	400,786	40.7	141,036	35.2
Total North American Towables	$1,373,181	100.0	$983,907	100.0	$389,274	39.6

	Three Months Ended January 31, 2021	% of Segment Shipments	Three Months Ended January 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	37,346	77.2	27,126	76.3	10,220	37.7
Fifth Wheels	11,057	22.8	8,440	23.7	2,617	31.0
Total North American Towables	48,403	100.0	35,566	100.0	12,837	36.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						4.9
Fifth Wheels						4.2
Total North American Towables						3.5

The increase in total North American towables net sales of 39.6% compared to the prior-year quarter resulted from a 36.1% increase in unit shipments and a 3.5% increase in the overall net price per unit due to the impact of changes in product mix and price. Of the $389,274 increase in total towables net sales, $7,812 was due to the acquisition of the Tiffin Group on December 18, 2020. According to statistics published by RVIA, for the three months ended January 31, 2021, combined North American travel trailer and fifth wheel wholesale unit shipments increased 45.4% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2020 and 2019, our North American market share for travel trailers and fifth wheels combined was 39.8% and 41.9%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 4.9% and in the overall net price per unit within the fifth wheel product lines of 4.2% was primarily due to selective net selling price increases, reduced sales discounts and product mix changes compared to the prior-year quarter.

North American towables cost of products sold increased $292,140 to $1,145,525, or 83.4% of North American towables net sales, for the three months ended January 31, 2021 compared to $853,385, or 86.7% of North American towables net sales, for the three months ended January 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $277,962 of the $292,140 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 76.9% for the three months ended January 31, 2021 compared to 79.1% for the three months ended January 31, 2020, primarily as a result of improvements in the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in Northern Indiana compared to the prior-year period. Total manufacturing overhead increased $14,178 with the increase in sales, but decreased as a percentage of North American towables net sales from 7.6% to 6.5% as the increased net sales levels resulted in lower overhead costs per unit sold.

North American towables gross profit increased $97,134 to $227,656, or 16.6% of North American towables net sales, for the three months ended January 31, 2021 compared to $130,522, or 13.3% of North American towables net sales, for the three months ended January 31, 2020. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $73,196, or 5.3% of North American towables net sales, for the three months ended January 31, 2021 compared to $57,843, or 5.9% of North American towables net sales, for the three months ended January 31, 2020. This $15,353 increase is primarily due to the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $19,785. This increase was partially offset by the decrease in sales-related travel, advertising and promotional costs of $2,649, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. Legal, professional and related settlement costs also decreased $1,614. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the impact of the reduction in sales-related travel, advertising and promotional costs in tandem with the increase in net sales.

North American towables income before income taxes was $147,880, or 10.8% of North American towables net sales, for the three months ended January 31, 2021 compared to $53,426 or 5.4% of North American towables net sales, for the three months ended January 31, 2020. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above, and a 1.0% increase due to the impairment charges in the prior-year period as discussed in Note 8 to the Condensed Consolidated Financial Statements.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2021 compared to the three months ended January 31, 2020:

	Three Months Ended January 31, 2021	% of Segment Net Sales	Three Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$222,128	38.5	$125,474	36.5	$96,654	77.0
Class C	294,300	51.0	186,761	54.3	107,539	57.6
Class B	60,567	10.5	31,445	9.2	29,122	92.6
Total North American Motorized	$576,995	100.0	$343,680	100.0	$233,315	67.9

	Three Months Ended January 31, 2021	% of Segment Shipments	Three Months Ended January 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,500	26.8	1,066	28.0	434	40.7
Class C	3,481	62.3	2,483	65.3	998	40.2
Class B	606	10.9	254	6.7	352	138.6
Total North American Motorized	5,587	100.0	3,803	100.0	1,784	46.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						36.3
Class C						17.4
Class B						(46.0)
Total North American Motorized						21.0

The increase in total North American motorized net sales of 67.9% compared to the prior-year quarter resulted from a 46.9% increase in unit shipments and a 21.0% increase in the overall net price per unit due to the impact of changes in product mix and price. The recently acquired Tiffin Group accounted for $74,620 of the $233,315 increase and for 21.7% of the 67.9% increase. According to statistics published by RVIA, for the three months ended January 31, 2021, combined North American motorhome wholesale unit shipments increased 27.0% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2020 and 2019, our North American market share for motorhomes was 39.1% and 35.3%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the Class A product line of 36.3% and the Class C product line of 17.4% were primarily due to the net impact of the addition of the higher-priced Tiffin Group product lines and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 46.0% is primarily due to product mix changes as a result of a much higher concentration of sales of lower-priced Class B models as compared to the prior-year quarter.

North American motorized cost of products sold increased $192,426 to $501,877, or 87.0% of North American motorized net sales, for the three months ended January 31, 2021 compared to $309,451, or 90.0% of North American motorized net sales, for the three months ended January 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $181,954 of the $192,426 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 81.8% for the three months ended January 31, 2021 compared to 84.3% for the three months ended January 31, 2020, with the decrease primarily due to decreases in both the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, and product mix changes, which were partially offset by the negative impact of $3,852 related to the step-up in assigned value of recently acquired Tiffin Motorhomes inventory that was included in cost of products sold during the current-year period. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $10,472 due to the net sales increase, but decreased slightly as a percentage of North American motorized net sales from 5.7% to 5.2% as the increased net sales resulted in lower overhead costs per unit sold.

North American motorized gross profit increased $40,889 to $75,118, or 13.0% of North American motorized net sales, for the three months ended January 31, 2021 compared to $34,229, or 10.0% of North American motorized net sales, for the three months ended January 31, 2020. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $29,641, or 5.1% of North American motorized net sales, for the three months ended January 31, 2021 compared to $17,972, or 5.2% of North American motorized net sales, for the three months ended January 31, 2020. The primary reason for the $11,669 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $9,934. Legal, professional and related settlement costs also increased $840. These increases were partially offset by a decrease in sales-related travel, advertising and promotional costs of $560, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. The slight decrease in overall selling, general and administrative expense as a percentage of North American motorized net sales was primarily due to the increased net sales volumes.

North American motorized income before income taxes was $43,421, or 7.5% of North American motorized net sales, for the three months ended January 31, 2021 compared to $14,916, or 4.3% of motorized net sales, for the three months ended January 31, 2020. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for this increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2021 compared to the three months ended January 31, 2020:

	Three Months Ended January 31, 2021	% of Segment Net Sales	Three Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$419,137	57.1	$382,422	60.0	$36,715	9.6
Campervan	149,112	20.3	97,923	15.4	51,189	52.3
Caravan	71,654	9.8	69,909	11.0	1,745	2.5
Other	93,560	12.8	86,861	13.6	6,699	7.7
Total European	$733,463	100.0	$637,115	100.0	$96,348	15.1

	Three Months Ended January 31, 2021	% of Segment Shipments	Three Months Ended January 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	7,026	48.2	7,372	51.6	(346)	(4.7)
Campervan	4,121	28.3	3,304	23.1	817	24.7
Caravan	3,434	23.5	3,620	25.3	(186)	(5.1)
Total European	14,581	100.0	14,296	100.0	285	2.0

IMPACT OF CHANGE IN PRODUCT MIX, FOREIGN CURRENCY CHANGES AND PRICE ON NET SALES:						% Change
European
Motorcaravan						14.3
Campervan						27.6
Caravan						7.6
Total European						13.1

The increase in total European recreational vehicle net sales of 15.1% compared to the prior-year quarter resulted from an 2.0% increase in unit shipments and a 13.1% increase in the overall net price per unit due to the impact of changes in product mix and price. This increase includes the current heightened European market demand for the Campervan product line, partially offset by the impact of current chassis supply constraints on the Motorcaravan product line and COVID-19 related impact on production and delivery of Caravan units in the United Kingdom. The sales increase of $96,348 includes an increase of $57,977, or 9.1% of the 15.1% increase, due to the increase in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 13.1% includes the impact of foreign currency exchange rate changes, which accounts for 9.1% of the 13.1% increase on a constant-currency basis.

The increase in the overall net price per unit within the Motorcaravan product line of 14.3% was primarily due to the 9.1% increase in foreign exchange rates from the prior-year period, product mix changes and selective net selling price increases since the prior year. The increase in the overall net price per unit within the Campervan product line of 27.6% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content than the prior year, in addition to selective net price increases and the 9.1% increase in exchange rates. The increase in the overall net price per unit within the Caravan product line of 7.6% is primarily due to the 9.1% increase in foreign exchange rates from the prior-year period, partially offset by product mix.

European recreational vehicle cost of products sold increased $81,173 to $638,826, or 87.1% of European recreational vehicle net sales, for the three months ended January 31, 2021 compared to $557,653, or 87.5% of European recreational vehicle net sales, for the three months ended January 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $72,112 of the $81,173 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 77.6% for the three months ended January 31, 2021 compared to 78.0% for the three months ended January 31, 2020, with the decrease primarily due to slight reductions in both the labor and warranty cost percentages. Total manufacturing overhead increased $9,061 with the volume increase but was consistent as a percentage of motorized net sales at 9.5% for both periods.

European recreational vehicle gross profit increased $15,175 to $94,637, or 12.9% of European recreational vehicle net sales, for the three months ended January 31, 2021 compared to $79,462, or 12.5% of European recreational vehicle net sales, for the three months ended January 31, 2020. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $66,309, or 9.0% of European recreational vehicle net sales, for the three months ended January 31, 2021 compared to $62,843, or 9.9% of European recreational vehicle net sales, for the three months ended January 31, 2020. The $3,466 increase includes the impact of the increase in European recreational vehicle net sales and income before income taxes, which caused commissions, incentive and other compensation and benefits to increase by $4,808. Professional fees also increased $4,627. These increases were partially offset by the decrease in sales-related travel, advertising and promotional costs of $5,457, primarily due to not participating in European trade shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. The decrease in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the decrease in sales-related travel, advertising and promotional costs and the increase in net sales.

European recreational vehicle net income before income taxes was $10,216, or approximately 1.4% of European recreational vehicle net sales, for the three months ended January 31, 2021 compared to $4,690, or 0.7% of European recreational vehicle net sales, for the three months ended January 31, 2020. The primary reason for the increase in income before income taxes was the increase in European recreational vehicle net sales. The increase in percentage was primarily due to the decrease in the selling, general and administrative expense percentage noted above.

Six Months Ended January 31, 2021 Compared to the Six Months Ended January 31, 2020

NET SALES:	Six Months Ended January 31, 2021	Six Months Ended January 31, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$2,765,225	$2,184,795	$580,430	26.6
North American Motorized	1,070,850	759,569	311,281	41.0
Total North America	3,836,075	2,944,364	891,711	30.3
European	1,335,951	1,130,122	205,829	18.2
Total recreational vehicles	5,172,026	4,074,486	1,097,540	26.9
Other	155,421	131,311	24,110	18.4
Intercompany eliminations	(62,299)	(43,879)	(18,420)	(42.0)
Total	$5,265,148	$4,161,918	$1,103,230	26.5

# OF UNITS:
Recreational vehicles
North American Towables	98,744	78,431	20,313	25.9
North American Motorized	10,754	8,293	2,461	29.7
Total North America	109,498	86,724	22,774	26.3
European	26,807	25,583	1,224	4.8
Total	136,305	112,307	23,998	21.4

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$447,504	16.2	$314,715	14.4	$132,789	42.2
North American Motorized	143,220	13.4	78,976	10.4	64,244	81.3
Total North America	590,724	15.4	393,691	13.4	197,033	50.0
European	167,018	12.5	144,073	12.7	22,945	15.9
Total recreational vehicles	757,742	14.7	537,764	13.2	219,978	40.9
Other, net	35,987	23.2	27,453	20.9	8,534	31.1
Total	$793,729	15.1	$565,217	13.6	$228,512	40.4

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$143,534	5.2	$129,148	5.9	$14,386	11.1
North American Motorized	54,793	5.1	39,603	5.2	15,190	38.4
Total North America	198,327	5.2	168,751	5.7	29,576	17.5
European	126,730	9.5	136,629	12.1	(9,899)	(7.2)
Total recreational vehicles	325,057	6.3	305,380	7.5	19,677	6.4
Other	11,685	7.5	4,777	3.6	6,908	144.6
Corporate	51,210	—	40,664	—	10,546	25.9
Total	$387,952	7.4	$350,821	8.4	$37,131	10.6

INCOME (LOSS) BEFORE INCOME TAXES:	Six Months Ended January 31, 2021	% of Segment Net Sales	Six Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$289,059	10.5	$157,748	7.2	$131,311	83.2
North American Motorized	84,988	7.9	36,691	4.8	48,297	131.6
Total North America	374,047	9.8	194,439	6.6	179,608	92.4
European	4,710	0.4	(18,334)	(1.6)	23,044	125.7
Total recreational vehicles	378,757	7.3	176,105	4.3	202,652	115.1
Other, net	21,134	13.6	20,360	15.5	774	3.8
Corporate	(89,613)	—	(92,968)	—	3,355	3.6
Total	$310,278	5.9	$103,497	2.5	$206,781	199.8

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2021 increased $1,103,230, or 26.5%, compared to the six months ended January 31, 2020. The recent acquisition of Tiffin Group, which was acquired on December 18, 2020, accounted for $82,432 of the $1,103,230 increase in net sales and 2.0% of the 26.5% increase. Approximately 25.4% of the Company's net sales for the quarter ended January 31, 2021 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. Of the $1,103,230, or 26.5%, increase in consolidated net sales, $95,886, or 2.3% of the 26.5% increase, reflects the impact of the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the six months ended January 31, 2021 increased $228,512, or 40.4%, compared to the six months ended January 31, 2020. Consolidated gross profit was 15.1% of consolidated net sales for the six months ended January 31, 2021 and 13.6% for the six months ended January 31, 2020. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the six months ended January 31, 2021 increased $37,131, or 10.6%, compared to the six months ended January 31, 2020.

Amortization of intangible assets expense for the six months ended January 31, 2021 increased $8,064 compared to the six months ended January 31, 2020, primarily due to higher dealer network amortization in the European segment as compared to the prior-year period and additional amortization of $1,416 due to the acquisition of the Tiffin Group as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The impairment charges for the six months ended January 31, 2020 of $10,057 related to the North American Towables reportable segment as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Income before income taxes for the six months ended January 31, 2021 was $310,278, as compared to $103,497 for the six months ended January 31, 2020, an increase of $206,781, or 199.8%, primarily driven by the increase in net sales.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, impairment charges, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $10,546 to $51,210 for the six months ended January 31, 2021 compared to $40,664 for the six months ended January 31, 2020, an increase of 25.9%. This increase is primarily related to increased compensation costs, as incentive compensation increased $4,943 due to the increase in income before income taxes compared to the prior-year period, and stock-based compensation also increased $2,983. In addition, deferred compensation expense increased $3,710, which was effectively offset by an increase in other income related to the deferred compensation plan assets as noted below. Costs related to workers' compensation and product liability reserves recorded at Corporate increased by a total of $2,132, primarily due to favorable adjustments in the prior-year period. These increases were partially offset by a decrease in donations of $2,121, primarily due to a significant contribution to the National Forest Foundation in the prior-year period, and a decrease in marketing costs of $1,539.
Corporate interest and other income and expense was $38,403 of net expense for the six months ended January 31, 2021 compared to $52,304 of net expense for the six months ended January 31, 2020. This decrease in net expense of $13,901 included a decrease in interest expense and fees on the debt facilities related to the Erwin Hymer Group ("EHG") acquisition of $6,514 due to the reduction in the outstanding debt balances and reduced interest rates compared to the prior-year period. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in a net increase in other income of $3,556 compared to the prior-year period. The prior-year total also included losses of $4,747 related to the Company's former equity investment as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The overall effective income tax rate for the six months ended January 31, 2021 was 20.4% compared with 23.8% for the six months ended January 31, 2020. The primary reason for the decrease in the overall effective income tax rate between the comparable periods were certain favorable foreign return-to-provision adjustments recorded in the six months ended January 31, 2021. Additionally, the income tax rate for the six months ended January 31, 2020 was negatively impacted by additional tax expense from the vesting of share-based compensation awards.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2021 compared to the six months ended January 31, 2020:

	Six Months Ended January 31, 2021	% of Segment Net Sales	Six Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$1,669,259	60.4	$1,292,786	59.2	$376,473	29.1
Fifth Wheels	1,095,966	39.6	892,009	40.8	203,957	22.9
Total North American Towables	$2,765,225	100.0	$2,184,795	100.0	$580,430	26.6

	Six Months Ended January 31, 2021	% of Segment Shipments	Six Months Ended January 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	76,423	77.4	59,646	76.0	16,777	28.1
Fifth Wheels	22,321	22.6	18,785	24.0	3,536	18.8
Total North American Towables	98,744	100.0	78,431	100.0	20,313	25.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						1.0
Fifth Wheels						4.1
Total North American Towables						0.7

The increase in total North American towables net sales of 26.6% compared to the prior-year period resulted from a 25.9% increase in unit shipments and a 0.7% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the six months ended January 31, 2021, combined North American travel trailer and fifth wheel wholesale unit shipments increased 35.2% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2020 and 2019, our North American market share for travel trailers and fifth wheels combined was 41.7% and 44.5%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The slight increase in the overall net price per unit within the travel trailer product line of 1.0% and the increase in the overall net price per unit within the fifth wheel product lines of 4.1% were primarily due to selective net price increases and product mix changes compared to the prior-year period.

North American towables cost of products sold increased $447,641 to $2,317,721, or 83.8% of North American towables net sales, for the six months ended January 31, 2021 compared to $1,870,080, or 85.6% of North American towables net sales, for the six months ended January 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $424,899 of the $447,641 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 77.6% for the six months ended January 31, 2021 compared to 78.8% for the six months ended January 31, 2020, primarily as a result of improvements in the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $22,742 with the increase in sales, but decreased as a percentage of North American towables net sales from 6.8% to 6.2%, as the increased net sales levels resulted in lower overhead cost per units sold.

North American towables gross profit increased $132,789 to $447,504, or 16.2% of North American towables net sales, for the six months ended January 31, 2021 compared to $314,715, or 14.4% of North American towables net sales, for the six months ended January 31, 2020. The increase in the gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $143,534, or 5.2% of North American towables net sales, for the six months ended January 31, 2021 compared to $129,148, or 5.9% of North American towables net sales, for the six months ended January 31, 2020. The primary reason for the $14,386 increase was the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $29,263. This increase was partially offset by the decrease in sales-related travel, advertising and promotional costs of $9,309, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. Legal, professional and related settlement costs also decreased $4,454. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the reduction in sales-related travel, advertising and promotion costs in tandem with the increase in net sales.

North American towables income before income taxes was $289,059, or 10.5% of North American towables net sales, for the six months ended January 31, 2021 compared to $157,748 or 7.2% of North American towables net sales, for the six months ended January 31, 2020. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above, and a 0.5% increase due to the impairment charges in the prior-year period as discussed in Note 8 to the Condensed Consolidated Financial Statements.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2021 compared to the six months ended January 31, 2020:

	Six Months Ended January 31, 2021	% of Segment Net Sales	Six Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$380,683	35.5	$287,206	37.8	$93,477	32.5
Class C	569,699	53.2	416,598	54.8	153,101	36.8
Class B	120,468	11.3	55,765	7.4	64,703	116.0
Total North American Motorized	$1,070,850	100.0	$759,569	100.0	$311,281	41.0

	Six Months Ended January 31, 2021	% of Segment Shipments	Six Months Ended January 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,668	24.8	2,316	27.9	352	15.2
Class C	6,945	64.6	5,524	66.6	1,421	25.7
Class B	1,141	10.6	453	5.5	688	151.9
Total North American Motorized	10,754	100.0	8,293	100.0	2,461	29.7

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						17.3
Class C						11.1
Class B						(35.9)
Total North American Motorized						11.3

The increase in total North American motorized net sales of 41.0% compared to the prior-year period resulted from a 29.7% increase in unit shipments and a 11.3% increase in the overall net price per unit due to the impact of changes in product mix and price. The recently acquired Tiffin Group accounted for $74,620 of the $311,281 increase and for 9.8% of the 41.0% increase. According to statistics published by RVIA, for the six months ended January 31, 2021, combined North American motorhome wholesale unit shipments increased 12.8% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2020 and 2019, our North American market share for motorhomes was 38.7% and 37.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the Class A product line of 17.3% and the Class C product line of 11.1% were primarily due to the net impact of the addition of the higher-priced Tiffin Group product lines and selective net price increases. The decrease in the overall net price per unit within the Class B product line of 35.9% is primarily due to product mix changes as a result of a much higher concentration of sales of lower-priced Class B models as compared to the prior-year period.

North American motorized cost of products sold increased $247,037 to $927,630, or 86.6% of motorized net sales, for the six months ended January 31, 2021 compared to $680,593, or 89.6% of motorized net sales, for the six months ended January 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $233,824 of the $247,037 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales decreased to 81.8% for the six months ended January 31, 2021 compared to 84.6% for the six months ended January 31, 2020, with the decrease in percentage primarily due to decreases in both the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, and product mix changes. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $13,213 due to the net sales increase, but decreased as a percentage of North American motorized net sales from 5.0% to 4.8%, as the increased net sales resulted in lower overhead costs per unit sold.

North American motorized gross profit increased $64,244 to $143,220, or 13.4% of motorized net sales, for the six months ended January 31, 2021 compared to $78,976, or 10.4% of motorized net sales, for the six months ended January 31, 2020. The increase in gross profit was due primarily to the increase in net sales, and the increase in the gross profit percentage was due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $54,793, or 5.1% of motorized net sales, for the six months ended January 31, 2021 compared to $39,603, or 5.2% of motorized net sales, for the six months ended January 31, 2020. The primary reason for the $15,190 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $15,732. This increase was partially offset by a decrease in sales-related travel, advertising and promotional costs of $2,252, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. The slight decrease in the overall selling, general and administrative expense as a percentage of North American motorized net sales was primarily due to the increased net sales volumes.

North American motorized income before income taxes was $84,988, or 7.9% of motorized net sales, for the six months ended January 31, 2021 compared to $36,691, or 4.8% of motorized net sales, for the six months ended January 31, 2020. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2021 compared to the six months ended January 31, 2020:

	Six Months Ended January 31, 2021	% of Segment Net Sales	Six Months Ended January 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$737,480	55.2	$664,155	58.8	$73,325	11.0
Campervan	292,512	21.9	175,520	15.5	116,992	66.7
Caravan	126,849	9.5	130,941	11.6	(4,092)	(3.1)
Other	179,110	13.4	159,506	14.1	19,604	12.3
Total European	$1,335,951	100.0	$1,130,122	100.0	$205,829	18.2

	Six Months Ended January 31, 2021	% of Segment Shipments	Six Months Ended January 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	12,409	46.3	12,882	50.4	(473)	(3.7)
Campervan	8,398	31.3	5,935	23.2	2,463	41.5
Caravan	6,000	22.4	6,766	26.4	(766)	(11.3)
Total European	26,807	100.0	25,583	100.0	1,224	4.8

IMPACT OF CHANGE IN PRODUCT MIX, FOREIGN CURRENCY CHANGES AND PRICE ON NET SALES:						% Change
European
Motorcaravan						14.7
Campervan						25.2
Caravan						8.2
Total European						13.4

The increase in total European recreational vehicle net sales of 18.2% compared to the prior-year period resulted from an 4.8% increase in unit shipments and a 13.4% increase in the overall net price per unit due to the impact of changes in product mix and price. This increase includes the current heightened European market demand for the Campervan product line, and the impact of current chassis supply disruption on the Motorcaravan product line. The sales increase of $205,829 includes an increase of $95,886, or 8.5% of the 18.2% increase, due to the increase in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 13.4% includes the impact of foreign currency exchange rate changes, which accounts for 8.5% of the 13.4% increase on a constant-currency basis.

The increase in the overall net price per unit within the Motorcaravan product line of 14.7% was primarily due to the 8.5% increase in foreign exchange rates from the prior-year period, product mix changes and selective net selling price increases since the prior year. The increase in the overall net price per unit within the Campervan product line of 25.2% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content than the prior year, in addition to selective net price increases and the 8.5% increase in exchange rates. The increase in the overall net price per unit within the Caravan product line of 8.2% is primarily due to the 8.5% increase in foreign exchange rates from the prior-year period, partially offset by the impact of product mix changes.

European recreational vehicle cost of products sold increased $182,884 to $1,168,933, or 87.5% of European recreational vehicle net sales, for the six months ended January 31, 2021 compared to $986,049, or 87.3% of European recreational vehicle net sales, for the six months ended January 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $168,596 of the $182,884 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales increased to 77.7% for the six months ended January 31, 2021 compared to 77.0% for the six months ended January 31, 2020, with the increase primarily due to an increase in the material cost percentage. This material cost percentage increase was mainly attributable to changes in product mix, including a higher concentration of the Motorcaravan and Campervan motorized products in the current year as compared to the prior year, which carry a higher material percentage than caravan products due to the chassis. Total manufacturing overhead increased $14,288 with the volume increase but decreased as a percentage of motorized net sales from 10.3% to 9.8% due to the higher net sales volume.

European recreational vehicle gross profit increased $22,945 to $167,018, or 12.5% of European recreational vehicle net sales, for the six months ended January 31, 2021 compared to $144,073, or 12.7% of European recreational vehicle net sales, for the six months ended January 31, 2020. The increase in gross profit is due to the increase in net sales, while the slight decrease in gross profit as a percentage of European recreational vehicle net sales is due to the increase in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $126,730, or 9.5% of European recreational vehicle net sales, for the six months ended January 31, 2021 compared to $136,629, or 12.1% of European recreational vehicle net sales, for the six months ended January 31, 2020. The primary reason for the $9,899 decrease was the decrease in sales-related travel, advertising and promotional costs of $21,842, primarily due to not participating in European trade shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. This decrease was partially offset by the impact of the increase in European recreational vehicle net sales and income before income taxes, which caused commissions, incentive and other compensation and benefits to increase by $6,847. Professional fees also increased $5,611. The decrease in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the reduction in actual selling, general and administrative expenses in tandem with the increase in net sales.

European recreational vehicle net income before income taxes was $4,710, or approximately 0.4% of European recreational vehicle net sales, for the six months ended January 31, 2021 compared to a net loss of $18,334, or 1.6% of European recreational vehicle net sales, for the six months ended January 31, 2020. The primary reason for the increase in income before income taxes was the increase in European recreational vehicle net sales and the decrease in selling, general and administrative expenses noted above. The increase in percentage was primarily due to the decrease in the selling, general and administrative expense percentage noted above.

Financial Condition and Liquidity

As of January 31, 2021, we had $183,634 in cash and cash equivalents, of which $123,223 was held in the U.S. and the equivalent of $60,411, predominantly in Euros, was held in Europe, compared to $538,519 on July 31, 2020, of which $276,841 was held in the U.S. and the equivalent of $261,678, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $354,885 decrease in cash and cash equivalents are described in more detail below.

Net working capital at January 31, 2021 was $823,142 compared to $586,996 at July 31, 2020. This increase is primarily attributable to the increases in inventory and accounts receivable, partially offset by the decrease in cash and cash equivalents noted above and an increase in accounts payable. Capital expenditures of $48,097 for the six months ended January 31, 2021 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

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

Subsequent to January 31, 2021, we made principal payments of $35,000 and 10,000 Euro (approximately $12,100) on our revolving asset-based credit facility. The revolving asset-based credit facility is discussed in more detail in Note 12 to the Condensed Consolidated Financial Statements.

We anticipate capital expenditures during the remainder of fiscal 2021 for the Company of approximately $100,000, primarily for certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash used in operating activities for the six months ended January 31, 2021 was $88,566 as compared to net cash provided by operating activities of $5,298 for the six months ended January 31, 2020.

For the six months ended January 31, 2021, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $376,007 of operating cash. The change in net working capital resulted in the use of $464,573 of operating cash during that period, primarily due to an increase in inventory, as production levels have increased due to the current heightened demand, backlog has increased significantly and there has also been an increase in production lines and capacity. Accounts receivable also reflects a seasonal increase, and required income tax payments during the six months ended January 31, 2021 exceeded the income tax provision for the period as well. These increases were partially offset by an increase in accounts payable related to the inventory growth.

For the six months ended January 31, 2020, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment and stock-based compensation) provided $206,428 of operating cash. The change in working capital resulted in the use of $201,130 of operating cash during that period, primarily due to seasonal increases in accounts receivable and inventory.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2021 was $357,589, primarily due to $310,576 used in business acquisitions and capital expenditures of $48,097.

Net cash used in investing activities for the six months ended January 31, 2020 was $37,035, primarily due to capital expenditures of $52,858, partially offset by proceeds from the dispositions of property, plant and equipment of $20,350.

Financing Activities

Net cash provided by financing activities for the six months ended January 31, 2021 was $86,961, consisting primarily of borrowings of $213,632 on the revolving asset-based credit facilities, which included $165,000 borrowed in connection with the acquisition of Tiffin Group and $48,632 for working capital needs, partially offset by $67,222 in debt payments and regular quarterly dividend payments of $0.41 per share for each of the first two quarters of fiscal 2021 totaling $45,400.

Net cash used in financing activities for the six months ended January 31, 2020 was $173,288, consisting primarily of $210,055 in debt payments, partially offset by $75,007 in borrowings on the asset-based revolving credit facilities. Additionally, the Company made its regular quarterly dividend payments of $0.40 per share for each of the first two quarters of fiscal 2020 totaling $44,159.

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

The Company also holds $768,237 of debt denominated in Euros at January 31, 2021. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our January 31, 2021 debt balance by approximately $76,824.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of January 31, 2021, the Company has $581,913 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at January 31, 2021, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 10.0% of our weighted-average interest rate at January 31, 2021) would result in an estimated $7,553 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended January 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
10.1
Copy of Stock Purchase Agreement, dated as of December 18, 2020, by and among Thor Industries, Inc., the shareholders of Tiffin Motorhomes, Inc., Vanleigh RV, Inc., Water-Way, Inc., Wynne Enterprises, Inc., Tiffin Door Co., Inc., Roma Enterprises, Inc., Drive-A-Way of Red Bay, Inc., and TVL Real Estate, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed December 22, 2020)

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended January 31, 2021 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	March 9, 2021	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	March 9, 2021	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer