Form 10-Q
period 2021-04-30
THOR INDUSTRIES INC
filed 2021-06-08
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2021.
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

Securities registered pursuant to Section 12(b) of the Act:

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
Yes    ☐    No    ☑
As of May 28, 2021, 55,366,241 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$294,562	$538,519
Restricted cash	2,900	2,844
Accounts receivable, trade, net	769,826	588,069
Factored accounts receivable	122,671	143,278
Accounts receivable, other, net	121,651	82,880
Inventories, net	1,484,054	716,305
Prepaid income taxes, expenses and other	50,124	30,382
Total current assets	2,845,788	2,102,277
Property, plant and equipment, net	1,158,380	1,107,649
Other assets:
Goodwill	1,577,828	1,476,541
Amortizable intangible assets, net	976,261	914,724
Deferred income tax assets, net	49,754	78,738
Other	105,956	91,531
Total other assets	2,709,799	2,561,534
TOTAL ASSETS	$6,713,967	$5,771,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,033,026	$636,506
Current portion of long-term debt	12,559	13,817
Short-term financial obligations	34,654	35,939
Accrued liabilities:
Compensation and related items	246,680	160,083
Product warranties	261,965	252,869
Income and other taxes	44,254	83,893
Promotions and rebates	108,893	97,378
Product, property and related liabilities	21,292	15,440
Liabilities related to factored receivables	122,671	143,278
Other	65,927	76,078
Total current liabilities	1,951,921	1,515,281
Long-term debt	1,718,127	1,652,831
Deferred income tax liabilities, net	123,530	123,802
Unrecognized tax benefits	19,864	12,765
Other liabilities	142,603	121,212
Total long-term liabilities	2,004,124	1,910,610
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 65,651,570 and 65,396,531 shares, respectively	6,565	6,540
Additional paid-in capital	454,327	436,828
Retained earnings	2,562,822	2,201,330
Accumulated other comprehensive income, net of tax	69,211	26,993
Less treasury shares of 10,285,329 and 10,197,775, respectively, at cost	(360,226)	(351,909)
Stockholders' equity attributable to THOR Industries, Inc.	2,732,699	2,319,782
Non-controlling interests	25,223	25,787
Total stockholders’ equity	2,757,922	2,345,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,713,967	$5,771,460

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net sales	$3,459,264	$1,681,735	$8,724,412	$5,843,653
Cost of products sold	2,953,984	1,476,102	7,425,403	5,072,803
Gross profit	505,280	205,633	1,299,009	770,850
Selling, general and administrative expenses	231,834	128,147	619,786	478,968
Amortization of intangible assets	30,480	24,079	87,110	72,645
Impairment charges	—	—	—	10,057
Interest income	142	847	662	2,796
Interest expense	26,808	26,868	75,248	82,127
Other income (expense), net	16,379	(6,157)	25,430	(5,123)
Income before income taxes	232,679	21,229	542,957	124,726
Income tax provision (benefit)	49,960	(1,555)	113,409	23,071
Net income	182,719	22,784	429,548	101,655
Less: Net (loss) attributable to non-controlling interests	(592)	(1,284)	(44)	(2,151)
Net income attributable to THOR Industries, Inc.	$183,311	$24,068	$429,592	$103,806

Weighted-average common shares outstanding:
Basic	55,366,241	55,198,756	55,323,080	55,163,943
Diluted	55,723,378	55,392,982	55,615,107	55,337,665

Earnings per common share:
Basic	$3.31	$0.44	$7.77	$1.88
Diluted	$3.29	$0.43	$7.72	$1.88

Comprehensive income (loss):
Net income	$182,719	$22,784	$429,548	$101,655
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(7,449)	(25,245)	33,691	(36,154)
Unrealized gain (loss) on derivatives, net of tax	2,929	(7,763)	8,612	(11,709)
Total other comprehensive income (loss), net of tax	(4,520)	(33,008)	42,303	(47,863)
Total Comprehensive income (loss)	178,199	(10,224)	471,851	53,792
Less: Comprehensive income (loss) attributable to non-controlling interests	(647)	(1,483)	41	(2,794)
Comprehensive income (loss) attributable to THOR Industries, Inc.	$178,846	$(8,741)	$471,810	$56,586

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income	$429,548	$101,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,533	71,966
Amortization of intangible assets	87,110	72,645
Amortization of debt issuance costs	12,825	8,050
Impairment charges	—	10,057
Deferred income tax (benefit) provision	(4,499)	19,312
(Gain) loss on disposition of property, plant and equipment	(296)	1,524
Stock-based compensation expense	21,424	14,425
Changes in assets and liabilities:
Accounts receivable	(175,635)	219,750
Inventories, net	(632,506)	(62,475)
Prepaid income taxes, expenses and other	(28,280)	(8,963)
Accounts payable	341,535	(137,668)
Accrued liabilities	32,581	(73,621)
Long-term liabilities and other	8,733	612
Net cash provided by operating activities	175,073	237,269
Cash flows from investing activities:
Purchases of property, plant and equipment	(81,162)	(77,302)
Proceeds from dispositions of property, plant and equipment	1,742	26,854
Business acquisitions, net of cash acquired	(310,938)	—
Other	9,330	(5,239)
Net cash used in investing activities	(381,028)	(55,687)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	225,676	379,222
Payments on revolving asset-based credit facilities	(114,836)	(74,776)
Payments on term-loan credit facilities	(59,700)	(199,301)
Payments on other debt	(9,711)	(10,358)
Regular cash dividends paid	(68,100)	(66,239)
Payments on finance lease obligations	(492)	(324)
Payments related to vesting of stock-based awards	(8,317)	(3,763)
Short-term financial obligations and other, net	(7,323)	532
Net cash provided by (used in) financing activities	(42,803)	24,993
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,857	(2,872)
Net increase (decrease) in cash and cash equivalents and restricted cash	(243,901)	203,703
Cash and cash equivalents and restricted cash, beginning of period	541,363	451,262
Cash and cash equivalents and restricted cash, end of period	297,462	654,965
Less: restricted cash	2,900	3,480
Cash and cash equivalents, end of period	$294,562	$651,485
Supplemental cash flow information:
Income taxes paid	$172,397	$51,281
Interest paid	$62,048	$75,709
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$3,497	$2,057

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended April 30, 2021
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2021	65,651,570	$6,565	$448,010	$2,402,211	$73,676	10,285,329	$(360,226)	$2,570,236	$26,475	$2,596,711
Net income (loss)	—	—	—	183,311	—	—	—	183,311	(592)	182,719
Restricted stock unit activity	—	—	(2,049)	—	—	—	—	(2,049)	—	(2,049)
Dividends $0.41 per common share	—	—	—	(22,700)	—	—	—	(22,700)	—	(22,700)
Stock-based compensation expense	—	—	8,366	—	—	—	—	8,366	—	8,366
Other comprehensive income (loss)	—	—	—	—	(4,465)	—	—	(4,465)	(55)	(4,520)
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(605)	(605)
Balance at April 30, 2021	65,651,570	$6,565	$454,327	$2,562,822	$69,211	10,285,329	$(360,226)	$2,732,699	$25,223	$2,757,922

	Nine Months Ended April 30, 2021
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income (loss)	—	—	—	429,592	—	—	—	429,592	(44)	429,548
Restricted stock unit activity	255,039	25	(3,925)	—	—	87,554	(8,317)	(12,217)	—	(12,217)
Dividends $1.23 per common share	—	—	—	(68,100)	—	—	—	(68,100)	—	(68,100)
Stock-based compensation expense	—	—	21,424	—	—	—	—	21,424	—	21,424
Other comprehensive income	—	—	—	—	42,218	—	—	42,218	85	42,303
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(605)	(605)
Balance at April 30, 2021	65,651,570	$6,565	$454,327	$2,562,822	$69,211	10,285,329	$(360,226)	$2,732,699	$25,223	$2,757,922

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended April 30, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2020	65,396,531	$6,540	$427,373	$2,102,253	$(71,415)	10,197,775	$(351,909)	$2,112,842	$9,492	$2,122,334
Net income (loss)	—	—	—	24,068	—	—	—	24,068	(1,284)	22,784
Restricted stock unit activity	—	—	297	—	—	—	—	297	—	297
Dividends $0.40 per common share	—	—	—	(22,080)	—	—	—	(22,080)	—	(22,080)
Stock-based compensation expense	—	—	4,350	—	—	—	—	4,350	—	4,350
Other comprehensive loss	—	—	—	—	(32,809)	—	—	(32,809)	(199)	(33,008)
Acquisitions	—	—	—	—	—	—	—	—	16,835	16,835
Balance at April 30, 2020	65,396,531	$6,540	$432,020	$2,104,241	$(104,224)	10,197,775	$(351,909)	$2,086,668	$24,844	$2,111,512

	Nine Months Ended April 30, 2020
					Accumulated			Stockholders'
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income (loss)	—	—	—	103,806	—	—	—	103,806	(2,151)	101,655
Restricted stock unit activity	206,624	21	1,213	—	—	71,341	(3,763)	(2,529)	—	(2,529)
Dividends $1.20 per common share	—	—	—	(66,239)	—	—	—	(66,239)	—	(66,239)
Stock-based compensation expense	—	—	14,425	—	—	—	—	14,425	—	14,425
Other comprehensive loss	—	—	—	—	(47,220)	—	—	(47,220)	(643)	(47,863)
Acquisitions	—	—	—	—	—	—	—	—	16,835	16,835
Balance at April 30, 2020	65,396,531	$6,540	$432,020	$2,104,241	$(104,224)	10,197,775	$(351,909)	$2,086,668	$24,844	$2,111,512

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

The July 31, 2020 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Due to seasonality within the recreational vehicle industry, and the impact of the ongoing COVID-19 pandemic on our industry, among other factors, annualizing the results of operations for the nine months ended April 30, 2021 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Adopted Accounting Standards

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company adopted ASU 2017-04, effective August 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

2. Acquisitions

Tiffin Group

On December 18, 2020, the Company closed on a Stock Purchase Agreement (“Tiffin Group SPA”) for the acquisition of all of the issued and outstanding capital stock of luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., including fifth wheel towable recreational vehicle manufacturer Vanleigh RV, and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc. and Vanleigh RV (collectively, the “Tiffin Group”). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, owns the Tiffin Group. Tiffin Motorhomes, Inc. operates out of various locations in Alabama while Vanleigh RV operates out of Mississippi.

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, subject to adjustment, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility. The total cash consideration to be paid is subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 18, 2020, which determination was finalized in the fourth quarter of fiscal 2021 and the true-up was not material. The Tiffin Group operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment and its towable operations are aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the Tiffin Group to complement its existing motorized and towable RV product offerings and North American independent dealer base.

The results of the Tiffin Group are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income since the December 18, 2020 acquisition date. The Tiffin Group recorded net sales of $253,636 and net income before income taxes of $8,847 for the period from the date of acquisition through April 30, 2021. Net income before income taxes included a charge of $4,272 related to the step-up in assigned value of acquired Tiffin Group inventory that was included in cost of products sold in the current period, and also includes a charge of $4,248 for the amortization expense related to the acquired backlog and the other acquired amortizable intangible assets.

The following table summarizes the estimated fair values of the Tiffin Group net assets acquired on the acquisition date. The Company is in the process of finalizing a fair value analysis, but this analysis has not been fully completed. The provisional amounts related to deferred income tax liabilities and certain accrued expenses remain subject to potential adjustment. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

Cash	$13,074
Inventory	116,441
Other assets	53,860
Property, plant and equipment	48,262
Amortizable intangible assets:
Dealer network	92,200
Trademarks	32,100
Non-compete agreements	1,400
Backlog	4,800
Goodwill	62,905
Current liabilities	(81,423)
Deferred income tax liabilities	(35,104)
Other liabilities	(7,203)
Total fair value of net assets acquired	301,312
Less cash acquired	(13,074)
Total cash consideration for acquisition, less cash acquired	$288,238

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.8 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 18 to 20 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 20 years. Backlog was valued based on the Discounted Cash Flow Method and will be amortized on a straight-line basis over five to seven months. Generally, the goodwill recognized as a result of this transaction will be not deductible for tax purposes.

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

Prior to the March 23, 2020 effective date of the 2020 Agreement, the Company accounted for the investment in Togo Group under the equity method of accounting, and the Company's share of the losses of this investment were included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company's share of the losses from this investment recognized in the three and nine-month periods ended April 30, 2020 were $2,137 and $6,884, respectively.

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

	Three Months Ended	Nine Months Ended
	April 30, 2021	April 30, 2021
Net sales	$3,459,264	$8,988,314
Net income attributable to THOR Industries, Inc.	$183,104	$436,817
Basic earnings per common share	$3.31	$7.90
Diluted earnings per common share	$3.29	$7.85

	Three Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2020
Net sales	$1,826,765	$6,403,792
Net income attributable to THOR Industries, Inc.	$20,966	$103,623
Basic earnings per common share	$0.38	$1.88
Diluted earnings per common share	$0.38	$1.87

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towables, (2) North American Motorized and (3) European. The operations of the Company's Postle and Togo Group subsidiaries are included in Other, which is a non-reportable segment.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2021	2020	2021	2020
Recreational vehicles
North American Towables	$1,726,102	$773,391	$4,491,327	$2,958,186
North American Motorized	775,393	264,037	1,846,243	1,023,606
Total North America	2,501,495	1,037,428	6,337,570	3,981,792
European	894,240	615,343	2,230,191	1,745,465
Total recreational vehicles	3,395,735	1,652,771	8,567,761	5,727,257
Other	106,960	45,632	262,381	176,943
Intercompany eliminations	(43,431)	(16,668)	(105,730)	(60,547)
Total	$3,459,264	$1,681,735	$8,724,412	$5,843,653

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2021	2020	2021	2020
Recreational vehicles
North American Towables	$167,693	$49,261	$456,752	$207,009
North American Motorized	54,780	10,915	139,768	47,606
Total North America	222,473	60,176	596,520	254,615
European	43,993	(242)	48,703	(18,576)
Total recreational vehicles	266,466	59,934	645,223	236,039
Other, net	16,667	3,996	37,801	24,356
Corporate	(50,454)	(42,701)	(140,067)	(135,669)
Total	$232,679	$21,229	$542,957	$124,726

TOTAL ASSETS:	April 30, 2021	July 31, 2020
Recreational vehicles
North American Towables	$1,802,162	$1,529,913
North American Motorized	1,149,043	480,225
Total North America	2,951,205	2,010,138
European	3,206,221	3,102,071
Total recreational vehicles	6,157,426	5,112,209
Other, net	258,531	212,378
Corporate	298,010	446,873
Total	$6,713,967	$5,771,460

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Recreational vehicles
North American Towables	$16,904	$16,696	$49,029	$49,398
North American Motorized	7,008	3,600	16,112	10,608
Total North America	23,912	20,296	65,141	60,006
European	31,251	22,049	94,182	75,552
Total recreational vehicles	55,163	42,345	159,323	135,558
Other	3,108	2,676	9,058	7,710
Corporate	418	438	1,262	1,343
Total	$58,689	$45,459	$169,643	$144,611

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2021	2020	2021	2020
Recreational vehicles
North American Towables	$9,750	$5,192	$26,071	$23,888
North American Motorized	6,716	2,160	12,191	10,588
Total North America	16,466	7,352	38,262	34,476
European	14,889	15,880	38,105	38,057
Total recreational vehicles	31,355	23,232	76,367	72,533
Other	1,427	517	4,087	1,445
Corporate	358	121	747	1,049
Total	$33,140	$23,870	$81,201	$75,027

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Weighted-average common shares outstanding for basic earnings per share	55,366,241	55,198,756	55,323,080	55,163,943
Unvested restricted stock units	357,137	194,226	292,027	173,722
Weighted-average common shares outstanding assuming dilution	55,723,378	55,392,982	55,615,107	55,337,665

For the three months ended April 30, 2021 and 2020, the Company had 86,946 and 140,481 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the nine months ended April 30, 2021 and 2020, the Company had 81,557 and 189,090 unvested restricted stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive.

5. Derivatives and Hedging

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

	April 30, 2021			July 31, 2020
		Fair Value in	Fair Value in		Fair Value in
		Other Current	Other Current		Other Current
Cash Flow Hedges	Notional	Assets	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$75,110	$494	$—	$—	$—
Interest rate swap agreements	532,025	—	14,008	673,400	24,840
Total derivative financial instruments	$607,135	$494	$14,008	$673,400	$24,840
Foreign currency forward contracts accounted for as cash flow hedges and outstanding at April 30, 2021 mature over the next nine months.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains for the three months ended April 30, 2021, net of tax, were $1,984 and losses for the nine months ended April 30, 2021, net of tax, were $8,969. Gains for the three and nine months ended April 30, 2020, net of tax, were $6,293 and $9,136, respectively.

There were no amounts reclassified out of accumulated other comprehensive income ("AOCI") pertaining to the net investment hedge during the three and nine-month periods ended April 30, 2021 and April 30, 2020, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $33,634 and a fair value of $1,774, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of April 30, 2021. These other derivative instruments had a notional amount totaling approximately $34,862 and a fair value of $1,824, as of July 31, 2020. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended April 30,
	2021	2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$422	$856
Interest rate swap agreements	2,507	(8,619)
Total gain (loss)	$2,929	$(7,763)

	Nine Months Ended April 30,
	2021	2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$356	$(159)
Interest rate swap agreements	8,256	(11,550)
Total gain (loss)	$8,612	$(11,709)

	Three Months Ended April 30,
	2021		2020
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(429)	$—	$(121)	$—
Interest rate swap agreements	—	(2,353)	—	(1,383)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of loss recognized in income, net of tax
Interest rate swap agreements	—	108	—	(107)
Total gain (loss)	$(429)	$(2,245)	$(121)	$(1,490)

	Nine Months Ended April 30,
	2021		2020
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(422)	$—	$(555)	$—
Interest rate swap agreements	—	(7,750)	—	(2,897)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of loss recognized in income, net of tax
Interest rate swap agreements	—	62	—	(275)
Total gain (loss)	$(422)	$(7,688)	$(555)	$(3,172)

6. Inventories

Major classifications of inventories are as follows:

	April 30, 2021	July 31, 2020
Finished goods – RV	$129,030	$152,297
Finished goods – other	59,369	44,779
Work in process	370,402	128,181
Raw materials	534,965	302,813
Chassis	445,697	135,194
Subtotal	1,539,463	763,264
Excess of FIFO costs over LIFO costs	(55,409)	(46,959)
Total inventories, net	$1,484,054	$716,305

Of the $1,539,463 and $763,264 of inventories at April 30, 2021 and July 31, 2020, $527,670 and $251,099, respectively, were valued on the last-in, first-out (LIFO) method, and $1,011,793 and $512,165, respectively, were valued on the first-in, first-out (FIFO) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	April 30, 2021	July 31, 2020
Land	$141,166	$136,200
Buildings and improvements	815,802	760,986
Machinery and equipment	509,924	438,985
Rental vehicles	64,992	83,534
Lease right-of-use assets – operating	38,545	33,609
Lease right-of-use assets – finance	7,196	3,672
Total cost	1,577,625	1,456,986
Less accumulated depreciation	(419,245)	(349,337)
Property, plant and equipment, net	$1,158,380	$1,107,649

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	April 30, 2021		July 31, 2020
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$867,483	$309,523	$766,198	$252,320
Trademarks	313,309	59,037	275,775	47,743
Design technology and other intangibles	219,012	57,537	213,468	40,654
Backlog	4,800	3,471	—	—
Non-compete agreements	1,400	175	—	—
Total amortizable intangible assets	$1,406,004	$429,743	$1,255,441	$340,717

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2021	$30,178
For the fiscal year ending July 31, 2022	125,339
For the fiscal year ending July 31, 2023	106,759
For the fiscal year ending July 31, 2024	96,863
For the fiscal year ending July 31, 2025	88,655
For the fiscal year ending July 31, 2026 and thereafter	528,467
$976,261

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal 2021 activity:
Goodwill acquired	18,845	43,491	—	17,882	80,218
Measurement period adjustments	(7,656)	8,225	—	—	569
Foreign currency translation	—	—	20,500	—	20,500
Net balance as of April 30, 2021	$344,975	$51,716	$1,058,429	$122,708	$1,577,828

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Fiscal 2020 activity:
Goodwill acquired	—	—	—	62,366	62,366
Measurement period adjustments	—	—	1,282	—	1,282
Foreign currency translation	—	—	(24,243)	—	(24,243)
Impairment charge	(1,036)	—	—	—	(1,036)
Net balance as of April 30, 2020	$333,786	$—	$957,378	$105,237	$1,396,401

During the fiscal quarter ended January 31, 2020, there was an interim impairment assessment performed related to two groups of tangible and intangible assets within the North American Towables reportable segment using Level 3 inputs as defined by ASC 820. The Company recognized an aggregate impairment charge of $10,057 related to these assets during the fiscal year-to-date period ended April 30, 2020, which included a goodwill impairment charge of $1,036.

9. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 13% of the Company's consolidated net sales for the three-month period ended April 30, 2021 and 15% of the Company's consolidated net sales for the three-month period ended April 30, 2020, and 13% for the nine-month period ended April 30, 2021 and 15% for the nine-month period ended April 30, 2020, respectively. Sales to this dealer are reported within both the North American Towables and North American Motorized segments. This dealer also accounted for 15% and 18% of the Company’s consolidated trade accounts receivable at April 30, 2021 and July 31, 2020, respectively. The loss of this dealer could have a material effect on the Company’s business.

10. Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at April 30, 2021 and July 31, 2020 are as follows:

	Input Level	April 30, 2021	July 31, 2020
Cash equivalents	Level 1	$211	$227,154
Deferred compensation plan mutual fund assets	Level 1	$46,931	$47,327
Deferred compensation plan liabilities	Level 1	$77,289	$61,290
Foreign currency forward contract asset	Level 2	$494	$—
Interest rate swap liabilities	Level 2	$15,782	$26,664

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

Foreign currency forward contracts outstanding at April 30, 2021 are used to exchange British Pounds Sterling ("GBP") for Euro. The total notional value of these contracts, including designated hedges and other contracts not designated, at April 30, 2021 is 54,000 GBP ($75,110), and these contracts have various maturity dates through January 31, 2022.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt. As of April 30, 2021, the outstanding swaps had notional contract values of $532,025, partially hedging the interest rate risk related to the Company's U.S. dollar term loan tranche that matures in February 2026. The Company's other interest rate swaps not designated as hedging instruments had a notional contract value of $33,634 at April 30, 2021.

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Beginning balance	$251,009	$282,065	$252,869	$289,679
Provision	84,805	35,780	188,546	157,453
Payments	(73,767)	(59,956)	(191,706)	(189,254)
Acquisition	—	—	11,032	—
Foreign currency translation	(82)	(12)	1,224	(1)
Ending balance	$261,965	$257,877	$261,965	$257,877

12. Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2021	July 31, 2020
Term loan	$1,549,621	$1,597,091
Asset-based credit facility	110,000	—
Unsecured notes	30,205	29,620
Other debt	76,358	84,500
Gross long-term debt	1,766,184	1,711,211
Debt issuance costs, net of amortization	(35,498)	(44,563)
Total long-term debt, net of debt issuance costs	1,730,686	1,666,648
Less: current portion of long-term debt	(12,559)	(13,817)
Total long-term debt, net, less current portion	$1,718,127	$1,652,831

On February 1, 2019, the Company entered into a seven-year term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on February 1, 2024.

As of April 30, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.125%. The interest rate on $532,025 of that balance, however, was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2020, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate of 3.938%, but the interest rate on $673,400 of that balance was fixed at 6.216% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. The total interest rate on the April 30, 2021 outstanding Euro term loan tranche balance of $607,721 was 3.00%, and the total interest rate on the July 31, 2020 outstanding Euro term loan tranche of $655,191 was 4.00%.

As of April 30, 2021, the total interest rate on the outstanding ABL borrowings of $110,000 was 1.375%. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or nine months ended April 30, 2021 or 2020.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.25% unused facility fee.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on April 30, 2021 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $610,000.

The unsecured notes of 25,000 Euro ($30,205) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($24,164) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($6,041) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% to 3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2021	$4,202
For the fiscal year ending July 31, 2022	12,264
For the fiscal year ending July 31, 2023	12,390
For the fiscal year ending July 31, 2024	122,519
For the fiscal year ending July 31, 2025	36,557
For the fiscal year ending July 31, 2026 and thereafter	1,578,252
$1,766,184

For the three and nine months ended April 30, 2021, interest expense on the term loan, ABL and other debt facilities was $18,361 and $59,612, respectively. For the three and nine months ended April 30, 2020, interest expense on the term loan, ABL and other debt facilities was $22,825 and $71,037, respectively.

On March 25, 2021, the Company repriced its term loan debt, which resulted in reductions of the interest rate spread included in the overall interest rates on the Company’s U.S. term loan tranche and the Euro term loan tranche of 0.75% and 1.00%, respectively. This term loan debt repricing was evaluated on a creditor-by-creditor basis to determine whether modification or extinguishment accounting was required under the provisions of ASC 470-50. Extinguishment accounting was applied to a small percentage of the creditors that were deemed to have a substantial difference in terms based on an analysis of the present values of cash flows before and after the repricing. As a result, the Company recorded a debt extinguishment charge of $4,688 in the three months ended April 30, 2021. This charge was recognized through accelerated amortization of unamortized debt issuance costs that is classified as interest expense in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. For the majority of the creditors, the debt repricing was accounted for as a modification.

In 2019, the Company incurred fees ("2019 fees") to secure the term loan and ABL, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company also incurred and capitalized an insignificant amount of creditor fees related to the March 25, 2021 repricing of its term loan noted above, to be amortized over the remaining life of the term loan. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are classified as interest expense, of $7,365 and $12,825 for the three and nine months ended April 30, 2021, respectively, which included $4,688 of accelerated amortization of the 2019 fees recorded in the three months ended April 30, 2021 as a result of the debt repricing. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are classified as interest expense, of $2,679 and $8,050 for the three and nine months ended April 30, 2020, respectively. The unamortized balance of the ABL facility fees was $7,705 at April 30, 2021 and $9,807 as of July 31, 2020 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s term-loan debt at April 30, 2021 and July 31, 2020 was $1,551,141 and $1,565,866, respectively. The carrying value of the Company’s term-loan debt, excluding debt issuance costs, was $1,549,621 and $1,597,091 at April 30, 2021 and July 31, 2020, respectively. The fair value of the Company's debt is primarily estimated using Level 2 inputs as defined by ASC 820, primarily based on quoted market prices for the term loan debt. The fair value of other debt held by the Company approximates fair value.
13. Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2021 was 21.5%, and the effective income tax rate for the nine months ended April 30, 2021 was 20.9%. These rates were both favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax. The overall effective income tax rate for the three months ended April 30, 2020 was (7.3)%, and the effective income tax rate for the nine months ended April 30, 2020 was 18.5%. These rates were both favorably impacted by certain foreign tax rate differences, the mix of earnings between foreign and domestic operations, which include certain interest income not subject to corporate income tax, and, with respect to the three months ended April 30, 2020, a reduction in forecasted, full-year income before income taxes.

Within the next 12 months, the Company anticipates a decrease of approximately $7,900 in unrecognized tax benefits, and $2,000 in accrued interest related to unrecognized tax benefits recorded as of April 30, 2021, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

14. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $2,149,930 and $1,876,922 as of April 30, 2021 and July 31, 2020, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $7,302 and $7,747 as of April 30, 2021 and July 31, 2020, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and nine months ended April 30, 2021 and April 30, 2020 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Certain of the Company's leases include options to extend or terminate the leases, and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the three and nine-month periods ended April 30, 2021 and April 30, 2020 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Operating lease cost	$5,075	$2,920	$12,833	$9,063
Finance lease cost
Amortization of right-of-use assets	164	136	475	408
Interest on lease liabilities	134	131	391	402
Total lease cost	$5,373	$3,187	$13,699	$9,873

Other information related to leases was as follows:

	Nine Months Ended April 30,
Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,767	$8,992
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,842	$3,777
Finance leases	$4,000	$—

Supplemental Balance Sheet Information	April 30, 2021	July 31, 2020
Operating leases:
Operating lease right-of-use assets	$38,545	$33,609

Operating lease liabilities:
Other current liabilities	$7,672	$5,343
Other long-term liabilities	31,126	28,456
Total operating lease liabilities	$38,798	$33,799

Finance leases:
Finance lease right-of-use assets	$7,196	$3,672

Finance lease liabilities
Other current liabilities	$1,014	$505
Other long-term liabilities	5,018	4,743
Total finance lease liabilities	$6,032	$5,248

	April 30, 2021	July 31, 2020
Weighted-average remaining lease term:
Operating leases	11.8 years	13.6 years
Finance leases	5.3 years	6.8 years
Weighted-average discount rate:
Operating leases	3.2%	3.4%
Finance leases	8.9%	9.7%

Future minimum rental payments required under operating and finance leases as of April 30, 2021 were as follows:

	Operating Leases	Financing Leases
For the remainder of the fiscal year ending July 31, 2021	$3,517	$387
For the fiscal year ending July 31, 2022	12,025	1,555
For the fiscal year ending July 31, 2023	9,187	1,578
For the fiscal year ending July 31, 2024	6,449	1,059
For the fiscal year ending July 31, 2025	4,426	1,083
For the fiscal year ending July 31, 2026 and thereafter	19,616	2,062
Total future lease payments	55,220	7,724
Less: amount representing interest	(16,422)	(1,692)
Total reported lease liability	$38,798	$6,032

16. Stockholders’ Equity

Total stock-based compensation expense recognized in the three-month periods ended April 30, 2021 and April 30, 2020 for stock-based awards totaled $8,366 and $4,350, respectively. Total stock-based compensation expense recognized in the nine-month periods ended April 30, 2021 and April 30, 2020 for stock-based awards totaled $21,424 and $14,425, respectively.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2021	2020	2021	2020
Recreational vehicles
North American Towables
Travel Trailers	$1,060,058	$455,434	$2,729,317	$1,748,220
Fifth Wheels	666,044	317,957	1,762,010	1,209,966
Total North American Towables	1,726,102	773,391	4,491,327	2,958,186
North American Motorized
Class A	323,547	96,849	704,230	384,055
Class C	342,425	144,826	912,124	561,424
Class B	109,421	22,362	229,889	78,127
Total North American Motorized	775,393	264,037	1,846,243	1,023,606
Total North America	2,501,495	1,037,428	6,337,570	3,981,792
European
Motorcaravan	489,702	380,023	1,227,182	1,044,178
Campervan	236,988	104,486	529,500	280,006
Caravan	84,074	65,790	210,923	196,731
Other RV-related	83,476	65,044	262,586	224,550
Total European	894,240	615,343	2,230,191	1,745,465
Total recreational vehicles	3,395,735	1,652,771	8,567,761	5,727,257
Other, primarily aluminum extruded components	106,960	45,632	262,381	176,943
Intercompany eliminations	(43,431)	(16,668)	(105,730)	(60,547)
Total	$3,459,264	$1,681,735	$8,724,412	$5,843,653

18. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) ("OCI") and the changes in the Company's accumulated other comprehensive income (loss) ("AOCI") by component were as follows:

	Three Months Ended April 30,
	2021				2020
	Foreign Currency	Unrealized			Foreign Currency	Unrealized
	Translation	Gain (Loss) on			Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total	Adjustment	Derivative	Other	Total
Balance at beginning of period	$86,797	$(13,140)	$(696)	$72,961	$(57,987)	$(13,418)	$(1,048)	$(72,453)
OCI before reclassifications	(7,449)	193	—	(7,256)	(25,245)	(12,059)	—	(37,304)
Income taxes associated with OCI before reclassifications	—	(46)	—	(46)	—	2,792	—	2,792
Amounts reclassified from AOCI	—	3,703	—	3,703	—	1,979	—	1,979
Income taxes associated with amounts reclassified from AOCI	—	(921)	—	(921)	—	(475)	—	(475)
AOCI, net of tax	79,348	(10,211)	(696)	68,441	(83,232)	(21,181)	(1,048)	(105,461)
Less: AOCI attributable to noncontrolling interest	(770)	—	—	(770)	(1,237)	—	—	(1,237)
AOCI, net of tax, attributable to THOR Industries, Inc.	$80,118	$(10,211)	$(696)	$69,211	$(81,995)	$(21,181)	$(1,048)	$(104,224)

	Nine Months Ended April 30,
	2021				2020
	Foreign Currency	Unrealized			Foreign Currency	Unrealized
	Translation	Gain (Loss) on			Translation	Gain (Loss) on
	Adjustment	Derivative	Other	Total	Adjustment	Derivative	Other	Total
Balance at beginning of period	$45,657	$(18,823)	$(696)	$26,138	$(47,078)	$(9,472)	$(1,048)	$(57,598)
OCI before reclassifications	33,691	573	—	34,264	(36,154)	(19,885)	—	(56,039)
Income taxes associated with OCI before reclassifications	—	(133)	—	(133)	—	4,724	—	4,724
Amounts reclassified from AOCI	—	10,752	—	10,752	—	4,561	—	4,561
Income taxes associated with amounts reclassified from AOCI	—	(2,580)	—	(2,580)	—	(1,109)	—	(1,109)
AOCI, net of tax	79,348	(10,211)	(696)	68,441	(83,232)	(21,181)	(1,048)	(105,461)
Less: AOCI attributable to noncontrolling interest	(770)	—	—	(770)	(1,237)	—	—	(1,237)
AOCI, net of tax, attributable to THOR Industries, Inc.	$80,118	$(10,211)	$(696)	$69,211	$(81,995)	$(21,181)	$(1,048)	$(104,224)

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
•the impact of changing emissions and other related climate change regulations in the various jurisdictions in which our products are produced, used and/or sold;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles ("RVs") in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the three months ended March 31, 2021, THOR’s combined U.S. and Canadian market share was approximately 40.6% for travel trailers and fifth wheels combined and approximately 48.9% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's original equipment manufacturer ("OEM") reporting countries, our European market share for the three months ended March 31, 2021 was approximately 23.2% for motorcaravans and campervans combined and approximately 16.2% for caravans.

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

The COVID-19 pandemic, including its wide-reaching impact on nearly all facets of our operations and the RV industry, as well as related governmental actions, has impacted and continues to impact our business and our financial results and financial position. In particular, the pandemic has contributed to chassis and certain other supply-side constraints, as described below. Additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the pandemic. Should the rate of COVID-19 infections escalate, or the virus mutate into new, uncontrolled strains, those developments and the resulting impacts could exacerbate risks to our business, financial results and financial position. Refer also to the COVID-19 related risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Recent Events

On March 11, 2021, the American Rescue Plan Act was signed into law. The Act includes several changes impacting businesses, including but not limited to insurance premium subsidies effective from April 2021 through September 2021, extension of employee retention tax credits through the end of 2021 and amendments to deductible compensation for tax years beginning in 2027. The Company is evaluating the impacts of the Act, which are currently not expected to be significant.

On December 18, 2020, the Company closed on a Stock Purchase Agreement (“Tiffin Group SPA”) for the acquisition of all of the issued and outstanding capital stock of luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., including fifth wheel towable recreational vehicle manufacturer Vanleigh RV, and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc. and Vanleigh RV, (collectively, the “Tiffin Group”). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, owns the Tiffin Group. Tiffin Motorhomes, Inc. operates out of various locations in Alabama, while Vanleigh RV operates out of Mississippi.

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, and is subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 28, 2020, which determination was finalized in the fourth quarter of fiscal 2021 and the true-up was not material. The Tiffin Group operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased the Tiffin Group to complement its existing towable and motorized RV product offerings and North American independent dealer base.

Industry Outlook — North America

The Company monitors industry conditions in the North American RV market using a number of resources including its own performance tracking and modeling. The Company also considers monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. In addition, we monitor monthly North American retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production.

North American RV independent dealer inventory of our North American products as of April 30, 2021 decreased 29.2% to approximately 75,000 units, compared to approximately 105,900 units as of April 30, 2020. The acquisition of Tiffin Group accounted for approximately 600 of the 75,000 units as of April 30, 2021.

Dealer inventory levels have decreased materially based on strong retail demand for RVs given the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance and the reduction in commercial air travel and cruises. As of April 30, 2021, North American dealer inventory levels were well below optimal stocking levels, which has led to increased dealer orders and backlog. THOR’s North American RV backlog as of April 30, 2021 increased $9,574,197, or 681.0%, to $10,980,015 compared to $1,405,818 as of April 30, 2020, with Tiffin Group's backlog included in the April 30, 2021 totals accounting for $711,701, or 7.4%, of the $9,574,197 increase.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	134,199	90,327	43,872	48.6
North American Motorized Units	14,308	10,077	4,231	42.0
Total	148,507	100,404	48,103	47.9

The changes in wholesale shipments noted above in the towable and motorized units were both impacted by the COVID-19 pandemic. Shipments were significantly limited for both towables and motorized products during the period from March to June 2020, as most RV manufacturers and dealers were shut down for a number of weeks during that time period. Since then, demand for both towable and motorized products has been robust, resulting in strong levels of wholesale shipments in the current year-to-date period.

In June 2021, RVIA issued a second revised forecast for calendar year 2021 wholesale unit shipments. In the most-likely scenario, towable and motorized unit shipments are projected to increase to approximately 520,400 and 55,700 units, respectively, for an annual total of 576,100 units, or 33.8% higher than calendar year 2020 shipments. According to RVIA, this calendar year 2021 most-likely forecast could range from a lower estimate of 565,800 total units to an upper estimate of approximately 586,300 units.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar year 2021 and early calendar 2022 may not follow typical seasonal patterns as dealers respond to ongoing high current consumer demand and then rebuild their inventory to optimal stocking levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	111,305	76,475	34,830	45.5
North American Motorized Units	12,464	10,166	2,298	22.6
Total	123,769	86,641	37,128	42.9

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

We believe that North American retail consumer demand has grown in recent periods due to an increasing interest in the RV lifestyle and the ability to connect with nature and has further accelerated since the onset of the COVID-19 pandemic. Many consumers recognize the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the calendar quarters ended March 31, 2021 and 2020 to correspond to the North American industry wholesale periods noted above, were as follows (2021 period includes Tiffin Group shipments):

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	58,858	38,778	20,080	51.8
North American Motorized Units	6,990	4,058	2,932	72.3
Total	65,848	42,836	23,012	53.7

Company North American Retail Statistics

Retail statistics of the Company's North American RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2021 and 2020 to correspond to the North American industry retail periods noted above, were as follows (2021 period includes Tiffin Group registrations):

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	44,217	31,243	12,974	41.5
North American Motorized Units	6,098	3,881	2,217	57.1
Total	50,315	35,124	15,191	43.2

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

The extent to which the COVID-19 pandemic may continue to impact our business in future periods remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales in both the short term and the long term remains optimistic as there are many factors driving the current demand that we believe will continue even after the pandemic officially ends. In the near-term, we believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them the ability to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions. We will, however, need to continue to manage through temporary supply chain issues noted below, which may limit the level to which we can increase output in the near term.

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

Economic and industry-wide factors that have historically, and we believe will continue to affect our RV business, include the costs of commodities, the availability of critical supply components, the impact of actual or threatened tariffs on commodity costs and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

Recently, we have been alerted by a number of our North American chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, particularly semiconductor chips, will limit their production of chassis, and hence, our production and sales of motorized RVs will also be impacted, particularly in the near term. The North American recreational vehicle industry has, from time to time in the past and during the quarter ended April 30, 2021, experienced shortages of chassis for various other reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. If shortages of chassis were to recur or continue for a prolonged period for any reason, it would have a negative impact on our sales and earnings.

The North American RV industry is also facing continuing supply shortages or delivery delays of other, non-chassis, raw material components. While our supply chain has been resilient enough to support us during our recent growth in sales and production, these shortages and constraints have negatively impacted our ability to further ramp up production rates and sales during the current fiscal year and has caused an increase in unfinished units as of April 30, 2021. We believe these shortages and delays are temporary, however, in the near term they may continue to result in production delays or adjusted production rates, which may limit our ability to ramp up production to meet existing demand and could have a negative impact on our sales and earnings. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic or other factors.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 16.9% and 5.1% of the caravan and motorcaravan (including campervans) European market for the three months ended March 31, 2021, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 13 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic conditions, the current impact of COVID-19 and the local responses and restrictions in place to manage the pandemic. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below prior-year levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are currently below historical norms, with dealers submitting higher levels of orders than typical due to continued high end-consumer demand, as discussed further below.

THOR’s European RV backlog as of April 30, 2021 increased $2,540,511, or 316.2%, to $3,344,033 compared to $803,522 as of April 30, 2020. We believe this increase is attributable to a number of causes, including the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, the reduction in commercial air travel and cruises, an increase in various marketing campaigns to promote sales, and the lower levels of independent European RV dealer inventory levels noted above, which has led to increased dealer orders and backlog.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Quarter Ended March 31,		%	Calendar Quarter Ended March 31,		%
	2021	2020	Change	2021	2020	Change
OEM Reporting Countries (1)	38,092	27,722	37.4	12,532	12,237	2.4
Non-OEM Reporting Countries (1)	2,923	3,062	(4.5)	3,238	4,400	(26.4)
Total	41,015	30,784	33.2	15,770	16,637	(5.2)

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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Quarter Ended March 31,		Increase	%
	2021	2020	(Decrease)	Change
Motorcaravan and Campervan	8,827	6,507	2,320	35.7
Caravan	2,026	2,397	(371)	(15.5)
Total OEM-Reporting Countries	10,853	8,904	1,949	21.9

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

Historically, we and our independent European dealers have marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The protection of the health of our employees, customers and dealer-partners is our top priority. As a result, we have cancelled our participation in most European trade fairs and major events through calendar 2021.

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

Recently, we have been alerted by a number of our European chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, including, but not limited to, semiconductor chips, will limit their production of chassis. During the quarter ended April 30, 2021, we also experienced delays in the receipt of chassis from our European chassis suppliers, limiting our ability to further increase production. In the short term, we expect these challenges to persist and, in particular, anticipate continued delays in receipt of chassis in Europe. As a result, limitations in the availability of chassis will limit our ability to ramp up production of certain products despite dealer demand for those products, and our production and sales of motorized RVs will also be negatively impacted, particularly in the near term.

In Europe, we continue to experience supply shortages or delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year and has caused an increase in unfinished units as of April 30, 2021. We believe these shortages and delays are temporary, however, in the near term they may continue to result in production delays or adjusted production rates, which may limit our ability to ramp up production to meet existing demand and could have a negative impact on our sales and earnings.

Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for most component parts. However, due to engineering requirements, it is generally not possible to quickly change the chassis our various units are built upon.

If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. In addition, if the impact of COVID-19 on our vendors increases or is prolonged, the availability of key components, including chassis, will have a further negative impact on our production output during fiscal 2021. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and became effective for certain vehicles starting January 2021 and other vehicles starting January 2022, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

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

Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

NET SALES:	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$1,726,102	$773,391	$952,711	123.2
North American Motorized	775,393	264,037	511,356	193.7
Total North America	2,501,495	1,037,428	1,464,067	141.1
European	894,240	615,343	278,897	45.3
Total recreational vehicles	3,395,735	1,652,771	1,742,964	105.5
Other	106,960	45,632	61,328	134.4
Intercompany eliminations	(43,431)	(16,668)	(26,763)	(160.6)
Total	$3,459,264	$1,681,735	$1,777,529	105.7

# OF UNITS:
Recreational vehicles
North American Towables	60,147	28,233	31,914	113.0
North American Motorized	7,162	2,885	4,277	148.2
Total North America	67,309	31,118	36,191	116.3
European	18,288	13,668	4,620	33.8
Total	85,597	44,786	40,811	91.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$264,476	15.3	$108,757	14.1	$155,719	143.2
North American Motorized	96,288	12.4	26,671	10.1	69,617	261.0
Total North America	360,764	14.4	135,428	13.1	225,336	166.4
European	120,159	13.4	62,559	10.2	57,600	92.1
Total recreational vehicles	480,923	14.2	197,987	12.0	282,936	142.9
Other, net	24,357	22.8	7,646	16.8	16,711	218.6
Total	$505,280	14.6	$205,633	12.2	$299,647	145.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$89,015	5.2	$49,590	6.4	$39,425	79.5
North American Motorized	38,391	5.0	14,437	5.5	23,954	165.9
Total North America	127,406	5.1	64,027	6.2	63,379	99.0
European	65,943	7.4	49,597	8.1	16,346	33.0
Total recreational vehicles	193,349	5.7	113,624	6.9	79,725	70.2
Other	6,876	6.4	2,819	6.2	4,057	143.9
Corporate	31,609	—	11,704	—	19,905	170.1
Total	$231,834	6.7	$128,147	7.6	$103,687	80.9

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended April 30, 2021	% of Segment Net Sales	Three Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$167,693	9.7	$49,261	6.4	$118,432	240.4
North American Motorized	54,780	7.1	10,915	4.1	43,865	401.9
Total North America	222,473	8.9	60,176	5.8	162,297	269.7
European	43,993	4.9	(242)	—	44,235	18,278.9
Total recreational vehicles	266,466	7.8	59,934	3.6	206,532	344.6
Other, net	16,667	15.6	3,996	8.8	12,671	317.1
Corporate	(50,454)	—	(42,701)	—	(7,753)	(18.2)
Total	$232,679	6.7	$21,229	1.3	$211,450	996.0

ORDER BACKLOG:	As of April 30, 2021	As of April 30, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$7,429,729	$857,866	$6,571,863	766.1
North American Motorized	3,550,286	547,952	3,002,334	547.9
Total North America	10,980,015	1,405,818	9,574,197	681.0
European	3,344,033	803,522	2,540,511	316.2
Total	$14,324,048	$2,209,340	$12,114,708	548.3

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2021 increased $1,777,529, or 105.7%, compared to the three months ended April 30, 2020. The increase in consolidated net sales is due to both the continuing increase in current consumer demand and the negative impact the start of the COVID-19 pandemic had on net sales during the latter half of the prior-year quarter. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $171,203 of the $1,777,529 increase in net sales or 10.2% of the 105.7% increase. Approximately 25.9% of the Company's net sales for the quarter ended April 30, 2021 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. Of the $1,777,529, or 105.7%, increase in consolidated net sales, $76,683, or 4.6% of the 105.7% increase, reflects the impact of the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended April 30, 2021 increased $299,647, or 145.7%, compared to the three months ended April 30, 2020. Consolidated gross profit was 14.6% of consolidated net sales for the three months ended April 30, 2021 and 12.2% for the three months ended April 30, 2020. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period and gross margin cost percentage improvements noted below.

Selling, general and administrative expenses for the three months ended April 30, 2021 increased $103,687, or 80.9%, compared to the three months ended April 30, 2020, primarily due to the increase in net sales.

Amortization of intangible assets expense for the three months ended April 30, 2021 increased $6,401 compared to the three months ended April 30, 2020, primarily due to higher dealer network amortization in the European segment as compared to the prior-year period and additional amortization of $2,832 from the acquisition of the Tiffin Group as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Income before income taxes for the three months ended April 30, 2021 was $232,679, as compared to $21,229 for the three months ended April 30, 2020, an increase of $211,450 or 996.0%, primarily driven by the increase in net sales and the increase in the consolidated gross profit percentage noted above.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $19,905 to $31,609 for the three months ended April 30, 2021 compared to $11,704 for the three months ended April 30, 2020, an increase of 170.1%. This increase is primarily related to increased compensation costs, including an increase in deferred compensation expense of $11,265, which was effectively offset by the increase in other income related to the deferred compensation plan assets as noted below. In addition, incentive compensation increased $4,070 due to the increase in income before income taxes compared to the prior-year period, and stock-based compensation also increased $4,016.

Corporate interest and other income and expense was $18,845 of net expense for the three months ended April 30, 2021 compared to $30,997 of net expense for the three months ended April 30, 2020. This decrease in net expense of $12,152 included the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income, which resulted in income, net of $6,016 in the current year period as compared to expense, net of $5,316 in the prior-year period, a total net increase in other income of $11,332 compared to the prior-year period. The prior year total also included losses of $2,137 related to the Company's former equity investment as discussed in Note 2 to the Condensed Consolidated Financial Statements. Interest expense and fees on the debt facilities increased slightly by $121, in spite of the reduction in the outstanding debt balances and reduced interest rates compared to the prior-year period, due to the additional accelerated amortization of debt costs of $4,688 included in interest expense in the current-year period as a result of the Company's term loan debt repricing as discussed in Note 12 to the Condensed Consolidated Financial Statements

The overall effective income tax rate for the three months ended April 30, 2021 was 21.5% compared with (7.3)% for the three months ended April 30, 2020. The primary reason for the increase results from the global spread of the COVID-19 pandemic in the three months ended April 30, 2020 which negatively impacted the Company’s earnings while certain interest income not subject to corporate income tax had a significantly greater impact on the effective tax rate in relation to reduced pre-tax income.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2021 compared to the three months ended April 30, 2020:

	Three Months Ended April 30, 2021	% of Segment Net Sales	Three Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$1,060,058	61.4	$455,434	58.9	$604,624	132.8
Fifth Wheels	666,044	38.6	317,957	41.1	348,087	109.5
Total North American Towables	$1,726,102	100.0	$773,391	100.0	$952,711	123.2

	Three Months Ended April 30, 2021	% of Segment Shipments	Three Months Ended April 30, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	47,143	78.4	21,518	76.2	25,625	119.1
Fifth Wheels	13,004	21.6	6,715	23.8	6,289	93.7
Total North American Towables	60,147	100.0	28,233	100.0	31,914	113.0

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						13.7
Fifth Wheels						15.8
Total North American Towables						10.2

The increase in total North American towables net sales of 123.2% compared to the prior-year quarter resulted from a 113.0% increase in unit shipments and a 10.2% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in North American towables net sales is due to both the continuing increase in current consumer demand and the negative impact the start of the COVID-19 pandemic had on net sales during the latter half of the prior-year quarter. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $19,548 of the $952,711 increase and for 2.1% of the 123.2% increase. According to statistics published by RVIA, for the three months ended April 30, 2021, combined North American travel trailer and fifth wheel wholesale unit shipments increased 108.5% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2021 and 2020, our North American market share for travel trailers and fifth wheels combined was 40.6% and 41.8%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 13.7% and the overall net price per unit within the fifth wheel product lines of 15.8% was primarily due to the combination of reduced sales discounts, product mix changes and selective net selling price increases compared to the prior-year quarter, with the fifth wheel product line increases also partially attributable to the addition of the Tiffin Group product lines, which generally carry a higher average net selling price.

North American towables cost of products sold increased $796,992 to $1,461,626, or 84.7% of North American towables net sales, for the three months ended April 30, 2021 compared to $664,634, or 85.9% of North American towables net sales, for the three months ended April 30, 2020. The changes in material, labor, freight-out and warranty costs comprised $762,820 of the $796,992 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 78.9% for the three months ended April 30, 2021 compared to 77.5% for the three months ended April 30, 2020, primarily as a result of an increase in the labor cost percentage due to the current competitive RV labor market conditions in Northern Indiana compared to the prior-year period. In addition, the material cost percentage increased slightly compared to the prior-year period, as the continued benefits from reduced sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, was more than offset by increasing material costs since the prior-year period. Total manufacturing overhead increased $34,172 with the increase in sales, but decreased as a percentage of North American towables net sales from 8.4% to 5.8% as the significantly increased net sales levels resulted in lower overhead costs per unit sold.

North American towables gross profit increased $155,719 to $264,476, or 15.3% of North American towables net sales, for the three months ended April 30, 2021 compared to $108,757, or 14.1% of North American towables net sales, for the three months ended April 30, 2020. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $89,015, or 5.2% of North American towables net sales, for the three months ended April 30, 2021 compared to $49,590, or 6.4% of North American towables net sales, for the three months ended April 30, 2020. This $39,425 increase is primarily due to the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $39,554. Sales-related travel, advertising and promotional costs also increased by $1,395, while legal, professional and related settlement costs decreased $2,105. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the increase in net sales.

North American towables income before income taxes was $167,693, or 9.7% of North American towables net sales, for the three months ended April 30, 2021 compared to $49,261 or 6.4% of North American towables net sales, for the three months ended April 30, 2020. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2021 compared to the three months ended April 30, 2020:

	Three Months Ended April 30, 2021	% of Segment Net Sales	Three Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$323,547	41.7	$96,849	36.7	$226,698	234.1
Class C	342,425	44.2	144,826	54.9	197,599	136.4
Class B	109,421	14.1	22,362	8.4	87,059	389.3
Total North American Motorized	$775,393	100.0	$264,037	100.0	$511,356	193.7

	Three Months Ended April 30, 2021	% of Segment Shipments	Three Months Ended April 30, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,059	28.7	795	27.6	1,264	159.0
Class C	3,983	55.6	1,910	66.2	2,073	108.5
Class B	1,120	15.7	180	6.2	940	522.2
Total North American Motorized	7,162	100.0	2,885	100.0	4,277	148.2

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						75.1
Class C						27.9
Class B						(132.9)
Total North American Motorized						45.5

The increase in total North American motorized net sales of 193.7% compared to the prior-year quarter resulted from a 148.2% increase in unit shipments and a 45.5% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in North American motorized net sales is due to both the continuing increase in current consumer demand and the negative impact the start of the COVID-19 pandemic had on net sales during the latter half of the prior-year quarter. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $151,655 of the $511,356 increase or 29.7% of the 193.7% increase. According to statistics published by RVIA, for the three months ended April 30, 2021, combined North American motorhome wholesale unit shipments increased 106.0% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2021 and 2020, our North American market share for motorhomes was 48.9% and 38.2%, respectively, including 6.7% attributable to the Tiffin Group for the three months ended March 31, 2021. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 75.1% was predominately due to the impact of the addition of the higher-priced Tiffin Group product lines. The Tiffin Group Class A product lines are primarily higher-priced diesel units as opposed to the more moderately-priced gas units. The increase in the overall net price per unit within the Class C product line of 27.9% was primarily due to the impact of the addition of the higher-priced Tiffin Group Class C product lines, product mix changes within previously existing product lines and selective net selling price increases. The decrease in the overall net price per unit within the Class B product line of 132.9% is primarily due to product mix changes as a result of a much higher concentration of sales of lower-priced Class B products in the current-year quarter, including increased sales of previously existing lower-priced models, and the introduction of several new lower-priced models, as compared to the prior-year quarter.

North American motorized cost of products sold increased $441,739 to $679,105, or 87.6% of North American motorized net sales, for the three months ended April 30, 2021 compared to $237,366, or 89.9% of North American motorized net sales, for the three months ended April 30, 2020. The changes in material, labor, freight-out and warranty costs comprised $418,588 of the $441,739 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 82.3% for the three months ended April 30, 2021 compared to 83.2% for the three months ended April 30, 2020, with the decrease primarily due to a decrease in the material cost percentage, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to both a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, and product mix changes, primarily due to the addition of the recently acquired Tiffin Group products. These reductions to the material cost percentage were partially offset by the impact of increased material costs since the prior-year period. The labor cost percentage increase is primarily due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $23,151 due to the net sales increase, but decreased as a percentage of North American motorized net sales from 6.7% to 5.3% as the increased net sales resulted in lower overhead costs per unit sold.

North American motorized gross profit increased $69,617 to $96,288, or 12.4% of North American motorized net sales, for the three months ended April 30, 2021 compared to $26,671, or 10.1% of North American motorized net sales, for the three months ended April 30, 2020. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $38,391, or 5.0% of North American motorized net sales, for the three months ended April 30, 2021 compared to $14,437, or 5.5% of North American motorized net sales, for the three months ended April 30, 2020. The primary reason for the $23,954 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $19,533. Sales-related travel, advertising and promotional costs also increased by $1,266. The decrease in overall selling, general and administrative expense as a percentage of North American motorized net sales was primarily due to the increased net sales volume.

North American motorized income before income taxes was $54,780, or 7.1% of North American motorized net sales, for the three months ended April 30, 2021 compared to $10,915, or 4.1% of motorized net sales, for the three months ended April 30, 2020. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2021 compared to the three months ended April 30, 2020:

	Three Months Ended April 30, 2021	% of Segment Net Sales	Three Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$489,702	54.8	$380,023	61.8	$109,679	28.9
Campervan	236,988	26.5	104,486	17.0	132,502	126.8
Caravan	84,074	9.4	65,790	10.7	18,284	27.8
Other	83,476	9.3	65,044	10.5	18,432	28.3
Total European	$894,240	100.0	$615,343	100.0	$278,897	45.3

	Three Months Ended April 30, 2021	% of Segment Shipments	Three Months Ended April 30, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	8,177	44.7	6,905	50.5	1,272	18.4
Campervan	6,306	34.5	3,320	24.3	2,986	89.9
Caravan	3,805	20.8	3,443	25.2	362	10.5
Total European	18,288	100.0	13,668	100.0	4,620	33.8

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	12.5	(2.0)	10.5
Campervan	12.5	24.4	36.9
Caravan	12.5	4.8	17.3
Total European	12.5	(1.0)	11.5

The increase in total European recreational vehicle net sales of 45.3% compared to the prior-year quarter resulted from an 33.8% increase in unit shipments and a 11.5% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The increase in European recreational vehicle net sales is due to both the continuing increase in current consumer demand and the negative impact the start of the COVID-19 pandemic had on net sales during the latter half of the prior-year quarter. This increase reflects the current heightened European market demand for the Campervan product line, and demand for the Motorcaravan products, as moderated by the negative impact of current chassis supply constraints on the Motorcaravan product line. The sales increase of $278,897 includes an increase of $76,683, or 12.5% of the 45.3% increase, due to the increase in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 11.5% includes the impact of foreign currency exchange rate changes, which accounts for 12.5% of the 11.5% increase on a constant-currency basis.

The decrease in the overall net price per unit due to product mix and price within the Motorcaravan product line of 2.0% was due to the impact of product mix changes reflecting the trend toward the lower-priced models within this product category compared to the prior-year quarter. The increase in the overall net price per unit due to product mix and price within the Campervan product line of 24.4% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content compared to the prior-year quarter, in addition to selective net selling price increase. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 4.8% was primarily due to product mix changes and selective net selling price increases compared to the prior-year quarter.

European recreational vehicle cost of products sold increased $221,297 to $774,081, or 86.6% of European recreational vehicle net sales, for the three months ended April 30, 2021 compared to $552,784, or 89.8% of European recreational vehicle net sales, for the three months ended April 30, 2020. The changes in material, labor, freight-out and warranty costs comprised $199,798 of the $221,297 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 77.9% for the three months ended April 30, 2021 compared to 80.7% for the three months ended April 30, 2020, with the decrease primarily due to a reduction in the material cost percentage, driven by net selective selling price increases, product mix changes and net material cost reductions due to higher volume levels compared to the prior-year period. This decrease was partially offset by an increase in the labor percentage due to additional costs incurred from increasing employment levels to accommodate current production levels. Total manufacturing overhead increased $21,499 with the increase in net sales, but decreased as a percentage of motorized net sales from 9.1% to 8.7% as the increased net sales levels resulted in lower overhead costs per unit sold.

European recreational vehicle gross profit increased $57,600 to $120,159, or 13.4% of European recreational vehicle net sales, for the three months ended April 30, 2021 compared to $62,559, or 10.2% of European recreational vehicle net sales, for the three months ended April 30, 2020. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $65,943, or 7.4% of European recreational vehicle net sales, for the three months ended April 30, 2021 compared to $49,597, or 8.1% of European recreational vehicle net sales, for the three months ended April 30, 2020. The $16,346 increase includes the impact of the increase in European recreational vehicle net sales and income before income taxes, which caused commissions, incentive and other compensation and benefits to increase by $9,695. Depreciation expense also increased by $3,631, while license and tax-related costs decreased $2,926, primarily due to the favorable settlement of a previously accrued non-income German tax structure fee. The decrease in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the increase in net sales.

European recreational vehicle net income before income taxes was $43,993, or approximately 4.9% of European recreational vehicle net sales, for the three months ended April 30, 2021 compared to $242, or 0.0% of European recreational vehicle net sales, for the three months ended April 30, 2020. The primary reason for the increase in income before income taxes was the increase in European recreational vehicle net sales. The increase in percentage was primarily due to the decreases in the cost of products sold and selling, general and administrative expense percentages noted above, and an increase of 0.6% in other income as a percentage of European recreational vehicle net sales in the current-year period primarily from a non-recurring favorable settlement.

Nine Months Ended April 30, 2021 Compared to the Nine Months Ended April 30, 2020

NET SALES:	Nine Months Ended April 30, 2021	Nine Months Ended April 30, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$4,491,327	$2,958,186	$1,533,141	51.8
North American Motorized	1,846,243	1,023,606	822,637	80.4
Total North America	6,337,570	3,981,792	2,355,778	59.2
European	2,230,191	1,745,465	484,726	27.8
Total recreational vehicles	8,567,761	5,727,257	2,840,504	49.6
Other	262,381	176,943	85,438	48.3
Intercompany eliminations	(105,730)	(60,547)	(45,183)	(74.6)
Total	$8,724,412	$5,843,653	$2,880,759	49.3

# OF UNITS:
Recreational vehicles
North American Towables	158,891	106,664	52,227	49.0
North American Motorized	17,916	11,178	6,738	60.3
Total North America	176,807	117,842	58,965	50.0
European	45,095	39,251	5,844	14.9
Total	221,902	157,093	64,809	41.3

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$711,980	15.9	$423,472	14.3	$288,508	68.1
North American Motorized	239,508	13.0	105,647	10.3	133,861	126.7
Total North America	951,488	15.0	529,119	13.3	422,369	79.8
European	287,177	12.9	206,632	11.8	80,545	39.0
Total recreational vehicles	1,238,665	14.5	735,751	12.8	502,914	68.4
Other, net	60,344	23.0	35,099	19.8	25,245	71.9
Total	$1,299,009	14.9	$770,850	13.2	$528,159	68.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$232,549	5.2	$178,738	6.0	$53,811	30.1
North American Motorized	93,184	5.0	54,040	5.3	39,144	72.4
Total North America	325,733	5.1	232,778	5.8	92,955	39.9
European	192,673	8.6	186,226	10.7	6,447	3.5
Total recreational vehicles	518,406	6.1	419,004	7.3	99,402	23.7
Other	18,561	7.1	7,596	4.3	10,965	144.4
Corporate	82,819	—	52,368	—	30,451	58.1
Total	$619,786	7.1	$478,968	8.2	$140,818	29.4

INCOME (LOSS) BEFORE INCOME TAXES:	Nine Months Ended April 30, 2021	% of Segment Net Sales	Nine Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$456,752	10.2	$207,009	7.0	$249,743	120.6
North American Motorized	139,768	7.6	47,606	4.7	92,162	193.6
Total North America	596,520	9.4	254,615	6.4	341,905	134.3
European	48,703	2.2	(18,576)	(1.1)	67,279	362.2
Total recreational vehicles	645,223	7.5	236,039	4.1	409,184	173.4
Other, net	37,801	14.4	24,356	13.8	13,445	55.2
Corporate	(140,067)	—	(135,669)	—	(4,398)	3.2
Total	$542,957	6.2	$124,726	2.1	$418,231	335.3

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2021 increased $2,880,759, or 49.3%, compared to the nine months ended April 30, 2020. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $253,636 of the $2,880,759 increase in net sales or 4.3% of the 49.3% increase. Approximately 25.6% of the Company's net sales for the nine months ended April 30, 2021 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. Of the $2,880,759, or 49.3%, increase in consolidated net sales, $172,569, or 3.0% of the 49.3% increase, reflects the impact of the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the nine months ended April 30, 2021 increased $528,159, or 68.5%, compared to the nine months ended April 30, 2020. Consolidated gross profit was 14.9% of consolidated net sales for the nine months ended April 30, 2021 and 13.2% for the nine months ended April 30, 2020. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the nine months ended April 30, 2021 increased $140,818, or 29.4%, compared to the nine months ended April 30, 2020.

Amortization of intangible assets expense for the nine months ended April 30, 2021 increased $14,465 compared to the nine months ended April 30, 2020, primarily due to higher dealer network amortization in the European segment as compared to the prior-year period and additional amortization of $4,248 due to the acquisition of the Tiffin Group as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The impairment charges for the nine months ended April 30, 2020 of $10,057 related to the North American Towables reportable segment as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Income before income taxes for the nine months ended April 30, 2021 was $542,957, as compared to $124,726 for the nine months ended April 30, 2020, an increase of $418,231, or 335.3%, primarily driven by the increase in net sales.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses, impairment charges, acquisition-related costs and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $30,451 to $82,819 for the nine months ended April 30, 2021 compared to $52,368 for the nine months ended April 30, 2020, an increase of 58.1%. This increase is primarily related to increased compensation costs, including an increase in deferred compensation expense of $14,975, which was effectively offset by the increase in other income related to the deferred compensation plan assets as noted below. Incentive compensation increased $9,013 due to the increase in income before income taxes compared to the prior-year period, and stock-based compensation also increased $6,999. Costs related to workers' compensation and product liability reserves recorded at Corporate increased by a total of $3,806, primarily due to favorable adjustments in the prior-year period. These increases were partially offset by a decrease in donations of $1,890, primarily due to a significant contribution to the National Forest Foundation in the prior-year period, and a decrease in marketing costs of $2,421.

Corporate interest and other income and expense was $57,248 of net expense for the nine months ended April 30, 2021 compared to $83,301 of net expense for the nine months ended April 30, 2020. This decrease in net expense of $26,053 included a decrease in interest expense and fees on the debt facilities of $6,388 due primarily to the reduction in the outstanding debt balances and reduced interest rates compared to the prior-year period. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in a net increase in other income of $14,888 compared to the prior-year period. The prior-year total also included losses of $6,884 related to the Company's former equity investment as discussed in Note 2 to the Condensed Consolidated Financial Statements.

The overall effective income tax rate for the nine months ended April 30, 2021 was 20.9% compared with 18.5% for the nine months ended April 30, 2020. The primary reason for the increase relates to the jurisdictional mix of pre-tax income between the comparable periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2021 compared to the nine months ended April 30, 2020:

	Nine Months Ended April 30, 2021	% of Segment Net Sales	Nine Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$2,729,317	60.8	$1,748,220	59.1	$981,097	56.1
Fifth Wheels	1,762,010	39.2	1,209,966	40.9	552,044	45.6
Total North American Towables	$4,491,327	100.0	$2,958,186	100.0	$1,533,141	51.8

	Nine Months Ended April 30, 2021	% of Segment Shipments	Nine Months Ended April 30, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	123,566	77.8	81,164	76.1	42,402	52.2
Fifth Wheels	35,325	22.2	25,500	23.9	9,825	38.5
Total North American Towables	158,891	100.0	106,664	100.0	52,227	49.0

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						3.9
Fifth Wheels						7.1
Total North American Towables						2.8

The increase in total North American towables net sales of 51.8% compared to the prior-year period resulted from a 49.0% increase in unit shipments and a 2.8% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the nine months ended April 30, 2021, combined North American travel trailer and fifth wheel wholesale unit shipments increased 55.7% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2021 and 2020, our North American market share for travel trailers and fifth wheels combined was 41.4% and 43.7%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 3.9% and the increase in the overall net price per unit within the fifth wheel product lines of 7.1% were primarily due to the impacts of selective net price increases and product mix changes compared to the prior-year period.

North American towables cost of products sold increased $1,244,633 to $3,779,347, or 84.1% of North American towables net sales, for the nine months ended April 30, 2021 compared to $2,534,714, or 85.7% of North American towables net sales, for the nine months ended April 30, 2020. The changes in material, labor, freight-out and warranty costs comprised $1,187,719 of the $1,244,633 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 78.1% for the nine months ended April 30, 2021 compared to 78.5% for the nine months ended April 30, 2020, primarily as a result of improvements in the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, partially offset by recently increasing material costs. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $56,914 with the increase in sales, but decreased as a percentage of North American towables net sales from 7.2% to 6.0%, as the increased net sales levels resulted in lower overhead cost per units sold.

North American towables gross profit increased $288,508 to $711,980, or 15.9% of North American towables net sales, for the nine months ended April 30, 2021 compared to $423,472, or 14.3% of North American towables net sales, for the nine months ended April 30, 2020. The increase in the gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $232,549, or 5.2% of North American towables net sales, for the nine months ended April 30, 2021 compared to $178,738, or 6.0% of North American towables net sales, for the nine months ended April 30, 2020. The primary reason for the $53,811 increase was the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $68,817. This increase was partially offset by the decrease in sales-related travel, advertising and promotional costs of $7,915, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. Legal, professional and related settlement costs also decreased $6,560. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the reductions in sales-related travel, advertising and promotion costs and legal, professional and related settlement costs in tandem with the increase in net sales.

North American towables income before income taxes was $456,752, or 10.2% of North American towables net sales, for the nine months ended April 30, 2021 compared to $207,009 or 7.0% of North American towables net sales, for the nine months ended April 30, 2020. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above, and a 0.7% increase due to the combination of a lower amortization expense percentage this year and the impairment charges in the prior-year period as discussed in Note 8 to the Condensed Consolidated Financial Statements.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2021 compared to the nine months ended April 30, 2020:

	Nine Months Ended April 30, 2021	% of Segment Net Sales	Nine Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$704,230	38.1	$384,055	37.5	$320,175	83.4
Class C	912,124	49.4	561,424	54.8	350,700	62.5
Class B	229,889	12.5	78,127	7.7	151,762	194.3
Total North American Motorized	$1,846,243	100.0	$1,023,606	100.0	$822,637	80.4

	Nine Months Ended April 30, 2021	% of Segment Shipments	Nine Months Ended April 30, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	4,727	26.4	3,111	27.8	1,616	51.9
Class C	10,928	61.0	7,434	66.5	3,494	47.0
Class B	2,261	12.6	633	5.7	1,628	257.2
Total North American Motorized	17,916	100.0	11,178	100.0	6,738	60.3

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						31.5
Class C						15.5
Class B						(62.9)
Total North American Motorized						20.1

The increase in total North American motorized net sales of 80.4% compared to the prior-year period resulted from a 60.3% increase in unit shipments and a 20.1% increase in the overall net price per unit due to the impact of changes in product mix and price. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $226,275 of the $822,637 increase or 27.5% of the 80.4% increase. According to statistics published by RVIA, for the nine months ended April 30, 2021, combined North American motorhome wholesale unit shipments increased 36.0% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2021 and 2020, our North American market share for motorhomes was 41.7% and 37.7%, respectively, including 1.9% attributable to the Tiffin Group for the nine-month period ended March 31, 2021. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 31.5% and the Class C product line of 15.5% were both primarily due to the net impact of the addition of the higher-priced Tiffin Group product lines and selective net price increases. The Tiffin Group Class A product lines are primarily in the higher-priced diesel units as opposed to the more moderately-priced gas units. The decrease in the overall net price per unit within the Class B product line of 62.9% is primarily due to product mix changes as a result of a much higher concentration of sales of lower-priced Class B products in the current-year period, including increased sales of previously existing lower-priced models and the introduction of several new lower-priced models, as compared to the prior-year period.

North American motorized cost of products sold increased $688,776 to $1,606,735, or 87.0% of motorized net sales, for the nine months ended April 30, 2021 compared to $917,959, or 89.7% of motorized net sales, for the nine months ended April 30, 2020. The changes in material, labor, freight-out and warranty costs comprised $652,417 of the $688,776 increase due to the increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales decreased to 82.0% for the nine months ended April 30, 2021 compared to 84.2% for the nine months ended April 30, 2020, with the decrease in percentage primarily due to decreases in both the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage and product mix changes, partially offset by recently increasing material costs. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $36,359 due to the net sales increase, but decreased as a percentage of North American motorized net sales from 5.5% to 5.0%, as the increased net sales resulted in lower overhead costs per unit sold.

North American motorized gross profit increased $133,861 to $239,508, or 13.0% of motorized net sales, for the nine months ended April 30, 2021 compared to $105,647, or 10.3% of motorized net sales, for the nine months ended April 30, 2020. The increase in gross profit was due primarily to the increase in net sales, and the increase in the gross profit percentage was due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $93,184, or 5.0% of motorized net sales, for the nine months ended April 30, 2021 compared to $54,040, or 5.3% of motorized net sales, for the nine months ended April 30, 2020. The primary reason for the $39,144 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $35,264. The decrease in the overall selling, general and administrative expense as a percentage of North American motorized net sales was primarily due to the increased net sales volumes.

North American motorized income before income taxes was $139,768, or 7.6% of motorized net sales, for the nine months ended April 30, 2021 compared to $47,606, or 4.7% of motorized net sales, for the nine months ended April 30, 2020. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for the increase in percentage was the decrease in the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2021 compared to the nine months ended April 30, 2020:

	Nine Months Ended April 30, 2021	% of Segment Net Sales	Nine Months Ended April 30, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,227,182	55.0	$1,044,178	59.8	$183,004	17.5
Campervan	529,500	23.7	280,006	16.0	249,494	89.1
Caravan	210,923	9.5	196,731	11.3	14,192	7.2
Other	262,586	11.8	224,550	12.9	38,036	16.9
Total European	$2,230,191	100.0	$1,745,465	100.0	$484,726	27.8

	Nine Months Ended April 30, 2021	% of Segment Shipments	Nine Months Ended April 30, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	20,586	45.7	19,787	50.4	799	4.0
Campervan	14,704	32.6	9,255	23.6	5,449	58.9
Caravan	9,805	21.7	10,209	26.0	(404)	(4.0)
Total European	45,095	100.0	39,251	100.0	5,844	14.9

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	9.9	3.6	13.5
Campervan	9.9	20.3	30.2
Caravan	9.9	1.3	11.2
Total European	9.9	3.0	12.9

The increase in total European recreational vehicle net sales of 27.8% compared to the prior-year period resulted from an 14.9% increase in unit shipments and a 12.9% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. This increase includes the current heightened European market demand for the Campervan product line, and demand for Motorcaravan products, as moderated by the impact of current chassis supply constraints on the Motorcaravan product line. The sales increase of $484,726 includes an increase of $172,569, or 9.9% of the 27.8% increase, due to the increase in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 12.9% includes the impact of foreign currency exchange rate changes, which accounts for 9.9% of the 12.9% increase on a constant-currency basis.

The increase in the overall net price per unit due to product mix and price within the Motorcaravan product line of 3.6% was primarily due to product mix changes and selective net selling price increases since the prior-year period. The increase in the overall net price per unit due to product mix and price within the Campervan product line of 20.3% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content compared to the prior-year period. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 1.3% was primarily due to the impact of product mix changes.

European recreational vehicle cost of products sold increased $404,181 to $1,943,014, or 87.1% of European recreational vehicle net sales, for the nine months ended April 30, 2021 compared to $1,538,833, or 88.2% of European recreational vehicle net sales, for the nine months ended April 30, 2020. The changes in material, labor, freight-out and warranty costs comprised $368,394 of the $404,181 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 77.8% for the nine months ended April 30, 2021 compared to 78.3% for the nine months ended April 30, 2020, with the decrease primarily due to a decrease in the material cost percentage due primarily to better material pricing due to the significant increase in volume. Total manufacturing overhead increased $35,787 with the volume increase but decreased as a percentage of motorized net sales from 9.9% to 9.3% as the increased net sales levels resulted in lower overhead costs per unit sold.

European recreational vehicle gross profit increased $80,545 to $287,177, or 12.9% of European recreational vehicle net sales, for the nine months ended April 30, 2021 compared to $206,632, or 11.8% of European recreational vehicle net sales, for the nine months ended April 30, 2020. The increase in gross profit is due to the increase in net sales, while the increase in gross profit as a percentage of European recreational vehicle net sales is due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $192,673, or 8.6% of European recreational vehicle net sales, for the nine months ended April 30, 2021 compared to $186,226, or 10.7% of European recreational vehicle net sales, for the nine months ended April 30, 2020. The primary reason for the $6,447 increase was the impact of the increase in European recreational vehicle net sales and income before income taxes, which caused commissions, incentive and other compensation and benefits to increase by $16,542. Professional fees also increased $7,375 and depreciation expense increased by $5,683. These increases were mostly offset by the decrease in sales-related travel, advertising and promotional costs of $21,551, primarily due to not participating in European trade shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. The decrease in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the increase in net sales.

European recreational vehicle net income before income taxes was $48,703, or 2.2% of European recreational vehicle net sales, for the nine months ended April 30, 2021 compared to a net loss of $18,576, or 1.1% of European recreational vehicle net sales, for the nine months ended April 30, 2020. The primary reason for the increase in income before income taxes was the increase in European recreational vehicle net sales. The increase in percentage was primarily due to the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

Financial Condition and Liquidity

As of April 30, 2021, we had $294,562 in cash and cash equivalents, of which $135,507 was held in the U.S. and the equivalent of $159,055, predominantly in Euros, was held in Europe, compared to $538,519 on July 31, 2020, of which $276,841 was held in the U.S. and the equivalent of $261,678, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $243,957 decrease in cash and cash equivalents are described in more detail below.

Net working capital at April 30, 2021 was $893,867 compared to $586,996 at July 31, 2020. This increase is primarily attributable to the increases in inventory and accounts receivable, partially offset by the decrease in cash and cash equivalents noted above and an increase in accounts payable. Capital expenditures of $81,162 for the nine months ended April 30, 2021 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth both organically and opportunistically through acquisitions. We may also consider strategic and opportunistic repurchases of shares and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board").

We anticipate capital expenditures during the remainder of fiscal 2021 for the Company of approximately $65,000, primarily for certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2021 was $175,073 as compared to net cash provided by operating activities of $237,269 for the nine months ended April 30, 2020.

For the nine months ended April 30, 2021, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $628,645 of operating cash. The change in net working capital resulted in the use of $453,572 of operating cash during that period, primarily due to an increase in inventory, as production levels have increased due to the current heightened demand, and there has been an increase in production lines and capacity. In addition, work in process inventory is higher than normal at April 30, 2021 due to elevated material component shortages on otherwise substantially completed units. Accounts receivable also reflects a seasonal increase, and required income tax payments during the nine months ended April 30, 2021 exceeded the income tax provision for the period as well. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth.

For the nine months ended April 30, 2020, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment and stock-based compensation) provided $299,634 of operating cash. The change in working capital resulted in the use of $62,365 of operating cash during that period, primarily due to a reduction in accounts payable and accrued liabilities, partially offset by a reduction in accounts receivable as shipments in April 2020 were significantly reduced due to the impact of the COVID-19 pandemic.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2021 was $381,028, primarily due to $310,938 used in business acquisitions and capital expenditures of $81,162.

Net cash used in investing activities for the nine months ended April 30, 2020 was $55,687, primarily due to capital expenditures of $77,302, partially offset by proceeds from the dispositions of property, plant and equipment of $26,854.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2021 was $42,803, consisting primarily of borrowings of $225,676 on the revolving asset-based credit facilities, which included $165,000 borrowed in connection with the acquisition of Tiffin Group and $60,676 for temporary working capital needs, partially offset by $184,247 in debt payments and regular quarterly dividend payments of $0.41 per share for each of the first three quarters of fiscal 2021 totaling $68,100.

Net cash provided by financing activities for the nine months ended April 30, 2020 was $24,993, consisting primarily of $379,222 in borrowings on the revolving asset-based credit facilities, which included $250,000 of precautionary borrowings taken during the onset of the COVID-19 pandemic, mostly offset by $284,435 in debt payments. Additionally, the Company made regular quarterly dividend payments of $0.40 per share for each of the first three quarters of fiscal 2020 totaling $66,239.

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

The Company also holds $714,284 of debt denominated in Euros at April 30, 2021. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our April 30, 2021 debt balance by approximately $71,428.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of April 30, 2021, the Company has $532,025 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at April 30, 2021, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 15.0% of our weighted-average interest rate at April 30, 2021) would result in an estimated $9,250 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended April 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the COVID-19 pandemic are ongoing, including supply chain disruptions, there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

ITEM 6. EXHIBITS

Exhibit	Description
10.1
Amendment No. 1 to the Term Loan Credit Agreement dated as of March 25, 2021, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended April 30, 2021 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	June 8, 2021	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	June 8, 2021	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer