Form 10-K
period 2021-07-31
THOR INDUSTRIES INC
filed 2021-09-28
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2021 was approximately $5.607 billion based on the closing price of the registrant’s common shares on January 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Form 10-K for the fiscal year ended July 31, 2020 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. The exclusion of such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of shares of the registrant’s common stock outstanding as of September 15, 2021 was 55,366,241.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on December 17, 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K

PART I

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

Our principal North American recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Cruiser RV, LLC (“CRV”) and DRV, LLC (“DRV”)), Jayco, Inc. (“Jayco”, which includes Jayco, Starcraft, Highland Ridge and Entegra Coach), Keystone RV Company (“Keystone”, which includes CrossRoads and Dutchmen), K.Z., Inc. (“KZ”, which includes Venture RV), Thor Motor Coach, Inc. (“Thor Motor Coach”) and the Tiffin Group ("Tiffin Group", which includes Tiffin Motorhomes, Inc. and Vanleigh RV).

Our European recreational vehicle operations include eight primary RV production locations producing numerous brands within Europe, including Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore.

Acquisitions

Fiscal 2021

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

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, subject to adjustment, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility. The total cash consideration to be paid was subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 18, 2020, which determination was finalized in the fourth quarter of fiscal 2021 and the final adjustment was not material. The Tiffin Group operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Tiffin Group's motorized operations are aggregated within the Company’s North American motorized recreational vehicle reportable segment and its towable operations are aggregated within the Company’s North American towable recreational vehicle reportable segment. The Company purchased the Tiffin Group to complement its existing motorized and towable RV product offerings and North American independent dealer base.

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

Fiscal 2019

Erwin Hymer Group Acquisition

On February 1, 2019, the Company acquired Erwin Hymer Group SE (“EHG” or “Erwin Hymer Group”). EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. The Company acquired EHG in order to expand its operations into the established but growing European market with a long-standing European industry leader.

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

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, Airstream Pottery Barn, Globetrotter, International, Flying Cloud, Caravel, Bambi and Basecamp. Airstream also sells the Interstate and Atlas series of Class B motorhomes.

Heartland

Heartland manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Heartland, Cruiser RV and DRV. Heartland, including Cruiser RV and DRV, manufactures and sells conventional travel trailers and fifth wheels under trade names such as Landmark, Bighorn, Elkridge, Trail Runner, North Trail, Cyclone, Torque, Prowler, Milestone, Shadow Cruiser, Lithium, MPG, Hitch, Sundance and Stryker and luxury fifth wheels under the trade name DRV Mobile Suites.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle and Pinnacle, and also manufactures Class A, Class B and Class C motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells conventional travel trailers and fifth wheels under trade names such as Autumn Ridge and Telluride. Highland Ridge manufactures and sells conventional travel trailers and fifth wheels under trade names such as Mesa Ridge and Open Range. Entegra Coach manufactures and sells Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone and Class A, Class B and Class C motorhomes under trade names such as Odyssey, Esteem and Emblem.

Keystone

Keystone manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Keystone, Dutchmen and CrossRoads. Keystone manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Arcadia, Bullet, Fuzion, Raptor, Passport and Cougar, while the Dutchmen travel trailer and fifth wheel trade names include Coleman, Kodiak, Aspen Trail, Astoria and Voltage. CrossRoads manufactures and sells conventional travel trailers and fifth wheels under trade names such as Cruiser, Volante, Sunset Trail and Zinger and luxury fifth wheels under the trade name Redwood.

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

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A, Class B and Class C motorhomes. Its products are sold under trade names such as Ace, Aria, Axis, Challenger, Chateau, Compass, Delano, Echelon, Four Winds, Gemini, Geneva, Hurricane, Magnitude, Miramar, Omni, Outlaw, Palazzo, Quantum, Resonate, Rize, Sanctuary, Scope, Sequence, Synergy, Tellaro, Tuburon, Tranquility, Tuscany, Vegas, Venetian and Windsport.

Tiffin Group (Tiffin)

The Tiffin Group manufactures and sells conventional fifth wheels and motorhomes, and includes the operations of Vanleigh RV and Tiffin Motorhomes, Inc. Vanleigh RV manufactures and sells fifth wheels under trade names such as Beacon and Vilano. Tiffin Motorhomes, Inc. manufactures and sells premium diesel and gasoline Class A and Class C motorhomes under trade names such as Allegro, Allegro Breeze, Allegro Bus, Allegro Red, Phaeton and Zephyr.

European Recreational Vehicles

THOR, through its EHG operating subsidiary, is a leading manufacturer of recreational vehicles in Europe, according to statistics published by the Caravaning Industry Association e.V. (“CIVD”) and the European Caravan Foundation (“ECF”).

Erwin Hymer Group (EHG)

EHG manufactures towable and motorized recreational vehicles, including motorcaravans, caravans, campervans and urban vehicles in eight primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, such as Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

Other

Postle

Postle Operating, LLC ("Postle") manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Togo Group

Togo Group develops and markets innovative digital products and services that empower travelers to more easily own and maintain recreational vehicles, as well as discover, book, and navigate road trips. Togo Group operates digital consumer services under various names at July 31, 2021 including: Overnight RV Parking, Roadpass, Roadtrippers, RVillage, and Togo RV.

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), KZ (including Venture RV) and Tiffin Group (Vanleigh RV). The North American Motorized Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach), Thor Motor Coach and Tiffin Group (Tiffin Motorhomes, Inc). The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of towable and motorized recreational vehicles, including motorcaravans, caravans, campervans and urban vehicles in eight RV production facilities within Europe.

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

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towables (1)	$6,221,928	50.5	$4,140,482	50.7	$4,558,451	58.0
North American Motorized (1)	2,669,391	21.7	1,390,098	17.0	1,649,329	21.0
European (2)	3,200,079	26.0	2,485,391	30.4	1,486,978	18.9
Total recreational vehicles	12,091,398	98.2	8,015,971	98.1	7,694,758	97.9
Other	373,174	3.0	234,481	2.9	263,374	3.3
Intercompany eliminations	(147,192)	(1.2)	(82,519)	(1.0)	(93,374)	(1.2)
Total	$12,317,380	100.0	$8,167,933	100.0	$7,864,758	100.0

(1)The North American Towables and Motorized totals include approximately 7 months of operations in FY 2021 for the Tiffin Group from the December 18, 2020 acquisition date.
(2)The European totals include only 6 months of operations in FY 2019 from the February 1, 2019 acquisition date.

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

North American Recreational Vehicles

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for camping, vacationing and other purposes. Within North America we produce “conventional” and “fifth wheel” trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to a receiver in the bed area of the pickup truck.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be utilized without being attached to utilities.

Within North America, Class A motorhomes, generally constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford, Freightliner and The Shyft Group. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are generally built on a Ford, General Motors or Mercedes-Benz small truck or van chassis, which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for camping, vacationing and other purposes.

European Recreational Vehicles

In Europe, a caravan is a travel trailer which is a non-motorized vehicle designed to be towed by passenger automobiles, SUVs or vans. Caravans provide comfortable, self-contained living facilities for camping, vacationing and other purposes. In Europe, the focus is on light and small caravans that can even be towed by small passenger cars.

Motorcaravans are similar to the Class A and Class C motorized products in the North American market. Motorcaravans include various types, such as, integrated, semi-integrated and alcove, and are generally constructed on light duty truck chassis, supplied complete with engine and drivetrain components by chassis manufacturers such as Stellantis, Mercedes-Benz and Iveco. The main difference between European motorcaravans as compared to RVs in the North American market is that the focus in Europe is on lighter and smaller vehicles due to weight restrictions and driving license requirements.

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

A campervan is comparable to the Class B motorhome in the North American market. They are generally built on a Stellantis or Mercedes-Benz panel van chassis which includes an engine, drivetrain components and a finished cab section. A constructed living area provides access to the driver’s compartment and attaches to the cab section. As they are smaller and more compact than typical motorhomes, a campervan has the advantage of being easier to maneuver and easier to park.

An urban vehicle is a multi-functional vehicle, similar to a minivan, that is mainly used as a family car but has a small removable kitchen and sitting area that can be converted into a sleeping area. Additionally, these vehicles are equipped with a pop-up roof to provide additional sleeping quarters.

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

Recently, we have been alerted by a number of our North American and European chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, particularly semiconductor chips, will limit their production of chassis, and hence, our production and sales of motorized RVs will also be impacted. The North American and European recreational vehicle industries have, from time to time in the past and during the fiscal year ended July 31, 2021, experienced shortages of chassis for various other reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. If shortages of chassis were to recur or continue for a prolonged period for any reason, it would have a negative impact on our results of operations.

The North American and European RV industries are also facing continuing supply shortages or delivery delays of other, non-chassis, raw material components. While our supply chain has been resilient enough to support us during our recent growth in sales and production, these shortages and constraints have negatively impacted our ability to further ramp up production rates and sales during the current fiscal year and has caused an increase in unfinished units as of July 31, 2021. We believe these shortages and delays may continue to result in production delays or adjusted production rates, which may limit our ability to ramp up production to meet existing demand and could have a negative impact on our sales and earnings. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers.

The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic or other factors.

This situation is fluid, with the items experiencing shortages changing frequently as disruptions caused by COVID-19 and other events are impacting the entire supply chain as well as the transportation of those items. If the supply constraints become more significant, longer term in nature or are not limited in scope; if industry demand continues to increase faster than the suppliers can respond; or if other factors were to impact the suppliers’ ability to supply our production needs, our business and results of operations could be adversely affected. We are continuing to take proactive steps to limit the impact of these supply constraints and delays on our production and sales.

Generally, our North American and European RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering and technological improvements.

Seasonality

Historically, since recreational vehicles were used primarily by vacationers and campers, our recreational vehicle sales tended to be seasonal and, in most geographical areas, tended to be lower during the winter months than in other periods. As a result, our recreational vehicle sales were historically lowest during our second fiscal quarter, which ends on January 31 of each year. However, industry wholesale shipments in calendar 2021 and beyond may not follow typical historical seasonal patterns as dealers adjust their inventory to the current increased demand by consumers.

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sell to their own network of independent dealers, with many dealers carrying more than one of our product lines, as well as products from other manufacturers. As of July 31, 2021, there were approximately 2,400 independent, non-franchise dealership locations carrying our products in the U.S. and Canada and approximately 1,100 dealership locations, of which two are Company-owned, carrying our products throughout Europe. We believe that the working relationships between the management and sales personnel of our operating entities and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate two Company-owned dealerships. Approximately 40% of the independent European dealers sell EHG brands exclusively.

Each of our recreational vehicle operating subsidiaries has an independent wholesale sales force that works directly with dealers. Typically, there are wholesale shows held during the year in certain locations within the United States and Europe. These shows allow dealers to view new and existing products as well as place orders. Due to ongoing COVID-19 pandemic concerns and efforts to limit its spread, we anticipate certain wholesale shows may be eliminated or scaled back for at least the remainder of calendar 2021. Based on our backlog as of July 31, 2021, we do not believe that the lack of these wholesale shows will have a material, negative impact to our near-term results of operations.

Historically, the most important retail sales events occur at various consumer recreational vehicle shows or trade fairs which take place throughout the year at different locations across the United States, Canada and Europe. However, due to the COVID-19 pandemic and ongoing efforts to limit its spread, most retail show sponsors and dealers cancelled these shows in calendar 2020 and early calendar 2021, and may continue to do so for at least the near-term future. We do not expect the lack of these shows to have a negative impact on our results of operations in the near-term due to current consumer demand and increased digital marketing activities, by both our operating units and the dealers of our units. We also benefit in the United States from the recreational vehicle awareness advertising and marketing programs sponsored by the RVIA in national print media and television.

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

One dealer, FreedomRoads, LLC, accounted for approximately 13.0% of our consolidated net sales in fiscal 2021 and for approximately 15.0% and 18.5% in fiscal 2020 and fiscal 2019, respectively. This dealer also accounted for approximately 15% of the Company’s consolidated trade accounts receivable at July 31, 2021 and approximately 18% at July 31, 2020.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all of the applicable or qualifying dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Based on current conditions, we believe that future losses under these agreements would not have a material adverse effect on our Company. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2021 and July 31, 2020 were $1,821,012 and $1,876,922, respectively. The losses incurred due to repurchase were not material in fiscal 2021, 2020 or 2019.

Backlog

The backlogs for our North American towable, North American motorized and European recreational vehicle segments as of July 31, 2021 and July 31, 2020, respectively, were as follows.

	July 31, 2021	July 31, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$9,284,229	$2,763,678	$6,520,551	235.9
North American Motorized	4,014,738	1,451,641	2,563,097	176.6
Total North America	13,298,967	4,215,319	9,083,648	215.5
European	3,559,097	1,525,973	2,033,124	133.2
Total	$16,858,064	$5,741,292	$11,116,772	193.6

We believe this increase is attributable to a number of causes, including the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, the reduction in commercial air travel and cruises, an underlying desire by many to get back to nature and relax with family or friends, an increase in various marketing campaigns to promote sales, and to a lesser extent, supply chain issues which delayed certain shipments beyond July 31, 2021 and which prevented us from further increasing production rates, and the lower levels of independent North American and European RV dealer inventory levels, all of which have led to increased dealer orders and backlog. Tiffin Group's backlog included in the July 31, 2021 totals accounted for $767,036 of the $11,116,772 increase and for 13.4% of the 193.6% increase.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. Barring any significant and longer-term material supply constraints, the existing backlogs of the North American towable, North American motorized and European recreational vehicle segments are expected to be filled in calendar 2021 and calendar 2022.

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

Our plants are subject to and are periodically inspected by various governmental and industry agencies concerned with health and safety in the workplace to ensure that our plants and products comply with applicable governmental and industry standards. We believe that our products and facilities comply in all material respects with applicable vehicle safety (including those promulgated by NHTSA), environmental, industry, health, safety and other required regulations.

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

Our primary RV competitors within the North American towable and motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units sold and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2021, THOR’s current combined U.S. and Canadian market share based on unit retail sales was approximately 41.9% for travel trailers and fifth wheels combined and approximately 47.5% for motorhomes.

Our primary RV competitors within the European segment are Trigano, Hobby/Fendt, Knaus Tabbert and various vehicle manufacturers. EHG’s current European market share for the six months ended June 30, 2021 based on unit retail sales was approximately 24.5% for motorcaravans and campervans combined and approximately 17.5% for caravans.

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

Human Capital Resources

Since our founding in 1980, we have been dedicated to our key principles of operating fairly and ethically, with stewardship and transparency, under our core values of community, compassion, trustworthiness and adventure. We believe in the invigorating power of human connection and commit to our team members by teaching our leaders how to nurture, guide and foster strong relationships with them. We treat others with dignity and respect, practicing thankfulness and gratitude. We strive to operate in a way that our word is trusted, and we are committed to providing a safe work environment for our team members while empowering them to seize opportunities around them and give them avenues to grow and learn.

At July 31, 2021, we employed approximately 31,000 full-time employees worldwide, including approximately 22,000 full-time employees in the United States, of which approximately 2,500 were salaried, and approximately 9,000 full-time employees in Europe, of which approximately 2,300 were salaried. As of July 31, 2021, none of our North American employees were represented by certified labor organizations. Within our European-based operations, we are subject to employee contracts, Works Councils and certain labor organizations. We believe that we maintain a good working relationship with our employees.

Our Company and operating subsidiaries share a global commitment to all of our stakeholders to foster an inclusive workplace where dignity and respect for team members are encouraged and where each team member is supported to achieve their maximum potential. We believe that the performance of our Company is significantly impacted by our human capital management, and, as a result, we consistently strive to attract, select, engage, develop and retain strong, diverse talent as summarized below.

Competitive Pay and Benefits

THOR is made up of a number of subsidiaries located in various regions within the United States and Europe, each of which operates independently with its own unique culture. As such, compensation and benefits are tailored to meet the specific needs and expectations of the employees at each of our subsidiaries with the goal of attracting and retaining the best talent. At all subsidiaries, we offer competitive pay, health insurance plans, company-paid life insurance and paid-time off. Other benefits offered include a pay-for-performance bonus structure, group and individual life insurance and plans to assist our employees for their retirement.

Team Member Safety and Wellness

THOR is committed to the health and safety of every team member. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting and external benchmarking. Within each of our manufacturing and distribution facilities, in both North America and Europe, we have site-specific safety and environmental plans designed to reduce risk. All of our sites follow safety laws and regulations, and all accidents, injuries or unsafe equipment, practices, or conditions are required to be reported immediately and are reviewed to determine if additional safety measures are warranted.

The health and wellness of our employees are top priorities for THOR. Our Corporate office and subsidiaries offer standard medical, vision and dental programs as well as various programs to further address the needs of our employees. For example, all THOR North American team members have access to the Employee Assistance Program ("EAP") where they can receive up to five free sessions to assist with counseling needs, personal and/or work related concerns. Our EAP services are designed to help provide support for team members who are navigating life issues.

Our response to the COVID-19 global pandemic further illustrates our commitment to the health, wellness and safety of our team members. To support our employees, communities and other stakeholders, we make employee safety our top priority, following protocols that align with governmental authorities and health organizations, including the Centers for Disease Control and Prevention. Since the onset of the COVID-19 pandemic and throughout fiscal year 2021, THOR has taken numerous, stringent companywide measures to protect our workforce from COVID-19, including the following:
•Implementing robust, consistent cleaning and disinfecting protocols;
•Providing testing locations, free of charge, to team members;
•Requiring team members to stay home, with no actual or implied penalties, if they are feeling ill;
•Restricting onsite visitors and eliminating company tours;
•Restricting or, in many cases, eliminating employee work-related travel;
•Updating our protocols and procedures, as needed, when new information becomes available; and
•Implementing detailed contact tracing procedures for those who may have been exposed.

Diversity, Equity and Inclusion ("DE&I")

We strive to have an inclusive culture and diverse workforce, reflective of the communities in which our individual operating companies are located. We believe attracting and retaining talented and diverse employees will enable us to be more innovative and responsive to consumer needs and deliver strong sustained performance and growth. In fiscal year 2021, our Corporate office DE&I Committee focused on three main areas of Recruitment, Culture and Community Partnerships. These initiatives were identified to strengthen our inclusive culture by identifying innovative ways to attract talent, creating an inclusive corporate workplace and focusing on building strong partnerships with organizations in our community who serve diverse populations.

At THOR, we are committed to:
•Inspiring an inclusive culture which embraces individual differences;
•Treating team members fairly and with respect;
•Establishing a workplace free from discrimination and harassment;
•Training team members to be aware of their rights and responsibilities in regards to fair treatment; and
•Providing equal opportunities based on ability, performance and potential.

Commitment to Ethical Behavior

Each year, THOR conducts training with certain employees, based on their role and level in the organization, on its business ethics policy. Providing our team members with resources to help make good decisions through an ethics program cultivates strong teamwork and productivity. Issues can be communicated anonymously using our multilingual third-party hotline via phone, email or online inquiry systems. Every report is investigated and, if warranted, corrective actions are taken or implemented. THOR protects team members, who report issues, from any retaliation.

For more information on THOR’s human capital resources, please visit www.thorindustries.com/sustainability.

Forward Looking Statements
This Annual Report on Form 10-K includes certain statements that are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon THOR, and inherently involve uncertainties and risks. These forward-looking statements are not a guarantee of future performance. We cannot assure you that actual results will not differ materially from our expectations. Factors which could cause materially different results include, among others:
•the extent and impact from the continuation of the COVID-19 pandemic, along with the responses to contain the spread of the virus, or its variants, by various governmental entities or other actors, which may have negative effects on retail customer demand, our independent dealers, our supply chain, our labor force, our production or other aspects of our business;
•the ability to ramp production up or down quickly in response to rapid changes in demand while also managing costs and market share;
•the effect of raw material and commodity price fluctuations, and/or raw material, commodity or chassis supply constraints;
•the dependence on a small group of suppliers for certain components used in production;
•the level and magnitude of warranty and recall claims incurred;
•the ability of our suppliers to financially support any defects in their products;
•legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers;
•the costs of compliance with governmental regulation;
•public perception of and the costs related to environmental, social and governance matters;
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
•the ability to maintain strong brands and develop innovative products that meet consumer demands;
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
•asset impairment charges;
•competition;
•the impact of potential losses under repurchase agreements;
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

RISKS RELATED TO THE COVID-19 PANDEMIC

Our business has been, and may continue to be, affected by the COVID-19 pandemic.

The COVID-19 pandemic had a sudden and material impact on our business and results of operations. In the third quarter of fiscal 2020, the pandemic negatively affected our business, results of operations and financial position as we, our independent dealers and our customers were required to adhere to mandatory shelter-in-place orders, which resulted in six to eight weeks of production shutdowns at most of our facilities. As the shelter-in-place mandates were lifted, we were able to safely restart production beginning in May 2020. Shortly thereafter, we began to see that consumers were eager to travel and saw RV travel as a safe mode of transportation and a safe way to vacation, resulting in a significant increase in demand for our products and a positive impact on our business and financial results.

Localized outbreaks, the emergence of variants, the direct or indirect impact of the pandemic on our supply chain or other continuations of the pandemic, as well as the actions taken to contain the spread of the virus by various governmental entities or other actors in the areas in which we operate and in which we sell our products may have a negative impact on our business, results of operations and financial position in future periods. The future severity of the COVID-19 pandemic is difficult to predict and ever-evolving. The pandemic continues to impact our business in numerous ways, including but not limited to those outlined below:
•Since the start of the pandemic we have experienced delays, and continue to experience delays, in obtaining certain raw material components and chassis. The operations of our suppliers within Europe, North America and elsewhere may continue to be disrupted, negatively impacting the price we are required to pay to acquire raw material inputs, or limiting our production output due to a lack of key material components in sufficient quantities.
•The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, has, at times, stressed, and could continue to stress, our supply chain and workforce, should northern Indiana or any of the other areas in which we, our suppliers or our customers operate become disproportionately impacted by the pandemic.
•If the pandemic worsens, or reappears in future periods, our labor force may be negatively impacted by COVID-19 infections, which would negatively impact our ability to produce and sell units.
•If governmental mandates or private actor responses imposed to slow the spread of the virus, or its variants, are extended or reinstated in future periods, we may need to temporarily suspend production, like we did in March 2020, and our business may be negatively impacted.
•A return to widespread restrictions on the movement of consumers or the shutdown of retail facilities, camping or other recreational destinations may negatively impact demand for our products.

RISKS RELATED TO OUR OPERATIONS AND THE RV INDUSTRY

The industry in which we operate is highly competitive both in the United States and in Europe.

The recreational vehicle industry is generally characterized by relatively low barriers to entry which result in a highly competitive business environment. Competition within the industry is based upon price, design, value, quality and service as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations.

According to RVIA and CIVD, respectively, there are approximately 70 RV manufacturers in the U.S. and Canada and approximately 30 RV manufacturers across Europe. Not only does our Company compete against numerous existing recreational vehicle manufacturers, but a number of our operating subsidiaries compete with each other. Additionally, due to the current robust interest in the RV lifestyle, which is driving strong consumer and dealer demand for products, a number of start-up companies, in North America, and certain automotive manufacturers, in both North America and Europe, have entered the RV industry with the introduction of products that directly compete with our products. If existing or new competitors develop products that are superior to ours, more innovative, achieve better consumer acceptance or are offered at a lower net price to dealers, our market share, sales volume and profit margins may be adversely affected.

In addition to direct competition from other RV manufacturers, we also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn. Increased availability of used recreational vehicles and significant price differences between new and used recreational vehicles, as a result of an economic downturn or otherwise, could have a material adverse effect on demand for our products and our results of operations.

Finally, we also face competition from other consumer leisure, discretionary and vacation spending alternatives, such as cruises, vacation homes, timeshares and other traditional vacations along with other recreational products like boats and motorcycles. Changes in actual or perceived value among these alternatives by consumers could impact our future sales volume and profitability.

Our U.S.-based operations are primarily centered in northern Indiana.

The majority of our U.S. operations are located in one region. The geographic centrality of the U.S. RV industry in northern Indiana, where the majority of our U.S. facilities are located, creates certain risks, including:
•Competition for workers skilled in the industry, especially during times of low unemployment or periods of high demand for RVs, such as we are currently experiencing, has, in the past, and may, in the future, increase the cost of our labor or limit the speed at which we can respond to changes in consumer demand;
•We have, in the past, and could, in the future, experience employee retention and recruitment challenges as employees with industry knowledge and experience have been, and may continue to be, attracted to other positions or opportunities, and their ability to change employers is relatively easy; and
•The potential exists for a greater adverse impact from natural disasters, such as weather-related events and pandemics.

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

In addition, we have experienced in the past, and expect to experience in future periods, significant variability in quarterly sales, production and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, historically, demand in the recreational vehicle industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. Recent factors resulting from the COVID-19 pandemic, such as high consumer demand for RVs, low independent dealer inventory and constraints in the labor pool and supply chain, have been disrupting, and may continue to disrupt, the historical trends in the seasonality of our business in both North America and Europe.

Our business is structured to quickly align production and cost structure to meet fast changing market conditions. However, if we are not able to ramp production up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could negatively impact operating results, and we may lose sales and market share.

Our business may be affected by certain external and macroeconomic factors beyond our control.

Companies within the recreational vehicle industry are subject to volatility in operating results due to external factors, such as general economic conditions, credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, other economic conditions affecting consumer attitudes and disposable consumer income, demographic changes, international conflict, and geopolitical changes. Specific external factors affecting our business include:
•COVID-19, including the impact of the pandemic on our employees, dealers, retail customers and suppliers and steps taken by governments and other actors to respond to the pandemic;

•Overall consumer confidence and the level of discretionary consumer spending;
•Fuel shortages or high fuel prices;
•Raw material and commodity price fluctuations;
•Availability of raw materials and components used in production;
•Legislative, regulatory and tax law and/or policy developments including their potential impact on our dealers and their retail customers or on our suppliers;
•Interest rate fluctuations and the availability of credit, including the potential impact of these items on our suppliers, dealers and end consumers;
•Success of new and existing products and services, including the success of our competitors with new products or services they may introduce;
•Consumer spending habits and preferences regarding leisure activities;
•Independent dealer confidence and stocking levels;
•RV retail consumer demographics;
•Employment and wage trends;
•Consolidation of independent RV dealerships;
•Consolidation of RV suppliers;
•Global, domestic or regional financial or political turmoil;
•Natural disasters;
•Relative or perceived safety, cost, availability and comfort of recreational vehicle use versus other modes of travel, such as car, cruise ships, air or rail travel; and
•General economic, market and political conditions, including war, terrorism and military conflict.

The loss of our largest independent dealer and the increase in independent dealer consolidations could have a material effect on our business.

Sales to FreedomRoads, LLC accounted for approximately 13.0% of our consolidated net sales for fiscal 2021. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships. The leverage to negotiate better terms with us arising from FreedomRoads, LLC’s acquisitions or the loss of this dealer could have a material adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

Recently, a number of other U.S.-based independent dealers have acquired, and continue to acquire, formerly independent RV dealerships, resulting in further independent dealer concentration. Continued consolidation in the U.S. independent dealer network could negatively impact our sales or gross margins and increase the concentration of our exposure under repurchase obligations related to independent dealers.

Our business depends on the performance of independent dealers and transportation carriers.

We distribute all of our North American and the majority of our European products through a system of independent, non-franchise authorized dealers, many of whom sell products from competing manufacturers. As of July 31, 2021, the Company distributed product to approximately 2,400 independent dealerships in the United States and approximately 1,100 dealerships in Europe. The Company depends on the capability of these independent authorized dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the products that the dealers purchase from the Company. If the Company’s independent dealers are not successful in these endeavors, then the Company may be unable to maintain or grow its revenues and meet its financial expectations. The geographic coverage of our independent dealers and their individual business conditions can affect the ability of our authorized dealers to sell our products to consumers. If our independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain dealerships. As a result, the Company could face additional adverse consequences related to the termination of independent dealer relationships. For example, the unplanned loss of any of the Company’s independent dealers could lead to inadequate market coverage of our products. In addition, recent consolidation of independent dealers, as well as the growth of large, multi-location dealers, may result in increased bargaining power on the part of independent dealers.

Given the independent nature of dealers, they generally maintain control over which manufacturers, and which brands, they will do business with, often carrying more than one manufacturer’s products. Independent dealers can, and do, change which brands and which manufacturers they sell. If our products are not perceived by the independent dealers as being desirable and profitable for them to carry, the dealers may terminate their relationship with our operating subsidiaries or may drop certain of our brands, which would in turn adversely affect our sales and profit margins if we are unable to replace those dealers.

Our products are generally delivered to our independent dealers via a system of independent transportation contractors. The network of carriers is limited and, in times of high demand and limited availability, we have experienced in the past, and could face again, the disruption of our distribution channel. The network of carriers and their ability to deliver units to certain locations was initially negatively impacted by the COVID-19 pandemic. If the pandemic worsens in the regions in which we operate or sell into, the transportation contractors may have difficulty finding drivers who are willing to deliver in those regions, or governmental agencies or other actors may restrict movement of goods in those regions.

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

The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we are obligated to repurchase a substantially greater number of recreational vehicles, or incur substantially greater discounting to resell these units in the future, those circumstances would increase our costs and negatively affect our profit margins and results of operations. In difficult economic times, this amount could increase significantly compared to recent years.

RISKS RELATED TO DEBT, LIQUIDITY AND FOREIGN CURRENCY

The Company’s debt arrangements may make us more sensitive to the effects of economic downturns, and provisions in our debt agreements could constrain the options available to us to react to changes in the economy or our industry.

As of July 31, 2021, total gross outstanding debt was $1,640,693, consisting of $1,540,013 outstanding on our term loan facility, which matures on February 1, 2026, and $100,680 outstanding on other debt facilities which mature at various dates through September 2032. Our level of debt impacts our profit before tax and cash flow because of the interest expense and periodic debt and interest payments. In addition, our debt level could limit our ability to raise additional capital, if necessary, or increase borrowing costs on future debt, and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flow to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service, capital investment and working capital requirements, we may need to fund those requirements with additional borrowings from the ABL, reduce or cease our payments of dividends, or we may need to seek additional financing or sell assets.

Furthermore, our credit facilities contain certain provisions that may limit our flexibility in planning for, or reacting to, changes in our business and our industry. Our credit facilities contain provisions impacting, among other items, our ability to:
•Declare dividends or repurchase capital stock;
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

Significant changes in market liquidity conditions and changes in the Company's credit ratings could impact our access to future funding, if needed, and funding costs, which could negatively impact the Company's earnings and cash flows. If general economic conditions deteriorate or capital markets become more volatile, including as a result of the COVID-19 pandemic, future funding, if needed, could be unavailable or insufficient. A debt crisis, particularly in the United States or Europe, could negatively impact currencies, global financial markets, social and political stability, funding sources, availability and costs, asset and obligation values, customers, suppliers, demand for our products and our operations and financial results. Financial market conditions could also negatively impact dealer or retail customer access to capital for purchases of the Company's products and customer confidence and purchase decisions.

Our business is affected by the availability and terms of financing to independent dealers and retail purchasers.

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing can prevent independent dealers from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced demand for our products. Two major floor plan financial institutions held approximately 59% of our portion of our independent dealers’ total floored dollars outstanding at July 31, 2021. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

Substantial or sudden increases in interest rates and decreases in the general availability of credit have had an adverse impact on our dealers and therefore on our business and results of operations in the past and may do so in the future. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

RISKS RELATED TO OUR PRODUCTS

Changes in consumer preferences for our products, or our failure to gauge those preferences, could lead to reduced sales or otherwise negatively impact our business.

We cannot be certain that historical consumer preferences for recreational vehicles in general, and our products in particular, will remain consistent. Recreational vehicles are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern or taste. Additionally, our products are offered at a variety of price points; however, if our products are determined by dealers or consumers not to be priced competitively, especially compared to our competitors or to other available leisure-time activities, our sales may be adversely impacted. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products.

Consumer preferences in vehicles and automotive manufacturers' responses to those preferences and governmental mandates could also result in changes in consumer preferences for recreational vehicles or the types of recreational vehicles preferred. These changes could include shifts to smaller vehicles, electric vehicles, autonomous vehicles or other unanticipated changes.
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

Our products contain thousands of parts, many of which are supplied by a network of approved vendors. As with all of our competitors, defects may occur in our products, including those purchased from our vendors. As we continue to ramp up production to meet the current high demand for our product, we cannot be certain that we will detect all such defects prior to distribution of our products. In addition, although we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage, we cannot be certain that, if a defect in a vendor-supplied part were to occur, the vendor would have the ability to financially rectify the defect. Failure to detect defects in our products, including vendor-supplied parts, could result in lost revenue, increased warranty and related costs and harm to our reputation.

Unexpected warranty costs may result in expenses that we did not anticipate, which, in turn, could result in reduced earnings.

The introduction of new models, floor plans and features are critical to our future success. We may incur unexpected expenses, however, when we introduce new models, floor plans or features. Unexpected engineering or design flaws have resulted in recalls and increased warranty claims in the past and could be incurred in the future. The costs resulting from these types of problems could be substantial and could have a material adverse effect on our earnings. Estimated warranty costs are provided at the time of product sale to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claim costs as compared to our estimates, due to either the introduction of new products or extended warranty coverage, could result in increased warranty reserves and expense which could have an adverse impact on our earnings.

We could lose sales and market share if we do not maintain our strong brands and also develop innovative products that not only meet the needs and desires of consumers but which also align with anticipated changes in future vehicle concepts.

A key driver in our historical performance and growth is our ability to maintain our strong brands and to develop and introduce innovative new and improved products. To successfully execute our long-term strategy, we must continue to develop new products and services. We also recognize that there are numerous changes that may impact our industry in the future, such as lighter-weight vehicles used for towing our products, as well as changes such as electric vehicles that could impact both our motorized and towable units. Our initiatives to invest in the future of the RV industry through product innovation may be costly and may not be successful. The uncertainties associated with developing and introducing innovative and improved products, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If the products we introduce do not gain widespread acceptance, or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could adversely impact our results of operations and financial position. In addition, there is no guarantee that our innovation efforts will lead to products that will be introduced to market or that an initial product concept or design will result in a unit that generates sales in sufficient quantities and at high enough prices to be profitable.

If we do not timely, effectively and accurately predict or identify and respond to changing consumer preferences, including a continued shift in consumer desire for connected vehicles with a focus on ease of use and a high-quality customer experience, the demand for our products could also be reduced and our results of operations and financial position could be adversely affected.

A material portion of our revenue is derived from sales of our products to international sources, which creates additional uncertainty.

Combined sales from the United States to foreign countries (predominately Canada) and sales from our foreign subsidiaries to countries other than the U.S. (predominately within the European Union) represent approximately 31.3% of THOR’s consolidated sales for fiscal 2021. These non-U.S. sales create the potential for numerous risks which could negatively impact our financial operating results, including foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory or tax environments, disruptions in supply or distribution, dependence on foreign personnel and various employee work agreements, foreign governmental action, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or unfavorable tax law changes.

Global political uncertainty and shifts pose risks of volatility in global markets, which could negatively affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees, or prospective employees, all of which could adversely affect our business, sales, hiring and employee retention. If we are unable to anticipate and effectively manage these and other risks of operating in and selling into foreign jurisdictions, our international operations and our business as a whole could be materially and adversely affected.

The Company’s U.S.-based subsidiaries have expenses and sales denominated in U.S. dollars. Sales by our U.S.-based subsidiaries into the Canadian market are subject to currency risk as devaluation of the Canadian dollar versus the U.S. dollar may negatively impact U.S.-dollar denominated sales into Canada. With the acquisition of EHG, the Company has Euro-denominated assets which are subject to changes in the Euro and U.S. dollar currency exchange rate. To offset a portion of this currency risk, the acquisition was partially funded through a Euro-denominated Term Loan B, which provides an economic hedge.

Our European segment expenses are predominantly denominated in Euros. European sales are generally denominated in Euros, with sales in the United Kingdom market being the primary exception, where sales are denominated in British Pounds Sterling. The Company has used foreign currency forward contracts to help manage (i.e., partially hedge) certain foreign exchange rate exposures related to anticipated sales transactions in British Pounds Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. Despite these efforts, significant changes in currency exchange rates could have a material adverse effect on our results of operations.

RISKS RELATED TO OUR SUPPLY CHAIN

For certain components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which, in turn, would negatively impact our sales and profit margins.

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

The remaining components are sourced by a number of suppliers, some of which are smaller or medium-sized businesses that may not have the financial reserves or borrowing power to successfully manage through an economic hardship or financially support potential warranty or recall demands. Additionally, some of our smaller suppliers have discontinued, or could in the future discontinue, their business with little to no warning. If our Company is not adequately sourced for certain components, the discontinuation of even some smaller suppliers could have an adverse effect on our business.

Recently, the recreational vehicle industry, as a whole, has experienced, and continues to experience, a shortage of numerous raw materials, including chassis, which has been affected by the ongoing semiconductor shortage that has hampered automobile production around the world. These supply chain constraints have limited our ability to further increase production to meet increased levels of independent dealer demand. We continue to manage production by shifting our production schedules, securing alternative supplies of needed parts and taking other proactive actions. If the shortages become more severe, longer term in nature or are not limited in scope, if industry demand continues to increase faster than the suppliers can respond or if other factors were to impact the suppliers’ ability to supply our production needs, our business and results of operations would be adversely impacted. In addition, the recent consolidation of two of our largest European chassis suppliers has increased the supplier concentration in this area. If this supplier increases its prices or experiences operational or integration issues in conjunction with their merger, such as labor shortages or production challenges, our European production, sales and profitability could be additionally adversely impacted.

If key suppliers which currently serve the RV industry were to discontinue the manufacturing of raw materials or chassis suitable for our use for our range of products, or if, as a group, our suppliers significantly reduced the availability of materials or chassis to the industry, our business would be adversely affected. Similarly, shortages at, or production delays or work stoppages by the employees of our raw material and chassis suppliers, have, in the past, and could, in the future, have a material adverse effect on our sales.

Continued consolidation within our major supplier base may also inhibit our ability to source from alternative suppliers and could result in increased component costs, which may result in decreased margins or higher wholesale product costs, which could, ultimately, result in decreased demand for our products and adversely impact our sales and operating results.

In addition, certain RV components are sourced from countries where we do not currently have operations. Changes in trade policy and resulting tariffs that have or may be imposed, along with port, production or other delays, have, in the past, and could, again in the future, cause increased costs for, or shortages of, certain RV components or sub-components. We may not be able to source alternative supplies as necessary without increased costs or at all. If alternatives are not readily available, that unavailability could lead to potential decreases in our sales and earnings.

Finally, as is standard in the industry, arrangements with chassis and other suppliers are generally terminable at any time by either our Company or the supplier. If we cannot obtain an adequate supply of chassis or other key components, this could result in a decrease in our sales and earnings.

Our chassis supply, and therefore our production and sales, may be negatively impacted by ongoing compliance requirements with chassis emissions standards, which are subject to future changes by various governmental organizations, in both the U.S. and Europe.

We obtain motorized chassis from a number of different chassis suppliers who are required to comply with strict emission standards. As governmental agencies revise those standards, the chassis manufacturers must comply within the timeframes established. Uncertainties created by continued emission standards compliance requirements or the adoption of revised emission standards include the ability of the chassis manufacturer to comply with such standards on a timely and ongoing basis as well as the ability to produce sufficient quantities of compliant chassis to meet our demand. In the past, certain chassis manufacturers have experienced difficulties in meeting one or both of these requirements. In addition, revisions to chassis by the suppliers often impact our engineering and production processes and may result in increased chassis or other costs to us.

RISKS RELATED TO REGULATIONS

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

Numerous other U.S. and European laws and regulations affect a wide range of the Company’s activities. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal or civil proceedings and regulatory or other actions that could materially adversely affect our operating results.

Climate-related regulations, such as new or more stringent greenhouse gas ("GHG") regulations designed to address climate change, may result in additional compliance costs.

Our operations and the products we sell are currently subject to rules limiting emissions and to other climate related regulations in certain jurisdictions where we operate. Concerns regarding climate change at numerous levels of government in various jurisdictions may lead to additional international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly.

Climate change regulation combined with public sentiment could result in reduced demand for our products, higher fuel prices or carbon taxes, limitations on where we can operate or sell our units, or other restrictions or costs, all of which could materially adversely affect our business.

Increased public attention to environmental, social and governance matters may expose us to negative public perception, impose additional costs on our business or impact our stock price.

Recently, more attention is being directed towards publicly-traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, our RV products are powered by gas and diesel engines or are required to be towed by gas or diesel-powered vehicles. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our financial condition.

Additionally, while THOR strives to create an inclusive culture and a diverse workforce where everyone feels valued and respected, a failure, or perceived failure, to properly address inclusivity and diversity matters could result in reputational harm, reduced sales or an inability to attract and retain a talented workforce.

Organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

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

Changes in tax rates, tax legislation or exposure to additional tax liabilities or tariffs could have a negative impact on our results of operations, cash flows, financial condition, dividend payments or strategic plan.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The Company's domestic and international tax liabilities are dependent upon the location of earnings among, and the applicable tax rates in, these different jurisdictions. Tax rates in various jurisdictions in which we operate or sell into may increase as a means of funding the significant cost of governmental stimulus measures enacted to assist and protect individuals and businesses impacted by the COVID-19 pandemic or to fund other governmental programs. The United States or other governmental authorities may adjust tax rates, impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations. Further, the outcome of future elections and the associated political party with power to enact legislation could make tax increases more likely and more severe.

Our estimated effective income tax rate could also be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in statutory rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. If the Company's effective tax rate were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected, which, in turn, could negatively impact the availability of cash for dividend payments or our strategic plan.

Additionally, new and/or increased tariffs by the United States and/or by other countries could subject the Company to increased costs for RV components that are imported into the United States. Increased costs for imported RV components could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, may result in lower margins on products sold.

RISKS RELATED TO OUR INFORMATION SYSTEMS

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

The methods and technologies used to obtain unauthorized access to our information systems are constantly changing and may be difficult to anticipate as are laws and regulations concerning data protection and privacy. While we have implemented and regularly review robust security measures and processes designed to prevent and detect unauthorized access to our information systems, we may not be able to anticipate and effectively prevent unauthorized access or data loss in the future. The misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws, including the European Union's General Data Protection Regulation ("GDPR") and laws applicable in North America and the United States, and damage to our reputation which could, in turn, have a significant, negative impact on our results of operations, as a result of fines, remediation costs or other direct or indirect ramifications.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY, GOODWILL AND INTANGIBLE ASSETS

We may not be able to protect our intellectual property and may be subject to infringement claims.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our intellectual property against infringement and misappropriation by defending our intellectual property rights. To protect these rights, we rely on intellectual property laws of the U.S., Germany, Canada, and other countries, as well as contractual and other legal rights. We seek to acquire the rights to intellectual property necessary for our operations. However, our measures may not be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation, which could be expensive and result in a diversion of resources.

The inability to protect our intellectual property rights could result in competitors undermining the value of our brands by, among other things, manufacturing and marketing similar products, which could adversely affect our market share and results of operations. Moreover, competitors or other third parties may challenge or seek to invalidate or avoid the application of our existing or future intellectual property rights that we develop, purchase, receive or license. The loss of protection for our intellectual property could reduce the market value of our brands and our products and services, lower our profits, and could otherwise have a material adverse effect on our business, financial condition, cash flows or results of operation.

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

We have a material amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, a non-cash impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value at the time of measurement. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower-than-anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

RISKS RELATED TO HUMAN RESOURCES

Our ability to meet our manufacturing workforce needs is crucial.

We rely on the existence of an available, qualified workforce to manufacture our products. Competition for qualified employees could require us to pay higher wages to attract and retain a sufficient number of qualified employees. We cannot be certain that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. Within our European-based operations, we are subject to employee contracts, Works Councils and certain labor organizations. Any disruption in our relationships with these third-party associations, could adversely affect our ability to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all.

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

Within our U.S.-based operations, the Company incurs significant costs with respect to employee healthcare and workers compensation benefits. The Company is self-insured for these employee healthcare and workers compensation benefits up to certain defined retention limits. If costs related to these or other employee benefits increase as a result of increased healthcare costs in the U.S., increased utilization of such benefits as a result of increased claims, new or revised U.S. governmental mandates or otherwise, our operating results and financial condition may suffer. Within our European-based operations, the Company incurs significant costs with respect to employee benefits which are largely governed by country and regional regulations. New or revised governmental mandates may also cause our operating results and financial condition to suffer.

OTHER RISKS RELATING TO OUR COMPANY

Business acquisitions pose integration risks.

Our growth has been achieved by both organic growth and by acquisitions. Business acquisitions, including joint ventures, pose a number of potential integration risks that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of acquisitions and the nature and extent of integration of acquired companies, assets, operations and joint venture arrangements involve a number of related risks including, but not limited to:
•The diversion of management’s attention from the management of existing operations to various transaction and integration activities;
•The potential for disruption to existing operations and plans;
•The assimilation and retention of employees, including key employees;
•Risks related to transacting business in new geographies, regulatory environments or product categories in which we are less accustomed, including but not limited to: foreign currency exchange rate changes, expanded macro-economic risks due to operations in and sales to a wide base of countries, political and regulatory exposures to a wide array of countries, varying employee/employer relationships, including the existence of workers' councils and labor organizations, new product categories and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions;
•The ability of our management teams to manage expanded operations, including international operations, to meet operational and financial expectations;
•The integration of departments and systems, including accounting systems, technologies, books and records, controls and procedures;
•The adverse impact on profitability if acquired operations do not achieve expected financial results or realize the synergies and other benefits expected;
•The potential loss of, or adverse effects on, existing business relationships with suppliers and customers;
•The assumption of liabilities of the acquired businesses, which could be greater than anticipated; and
•The potential adverse impact on operating results if, in future periods, impairments of significant amounts of goodwill and other assets are required.

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

The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. Likewise, our common stock has, at various points in our history, experienced volatility that has not been correlated to our operating results. If this volatility were to occur in the future, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock may also fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:
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

Our strategic plan guides activities such as our level of debt, pace of debt repayment, timing and extent of new debt, utilization of available cash, prioritization of capital expenditures and acquisition activity. Based on market conditions, opportunities and perceived risks, we could change or alter such activities and priorities. These changes could materially impact our overall business including future operating results, cost structure, debt structure or liquidity.

As a publicly-traded company, our required disclosures may put us at a competitive disadvantage.

As a public company, we may be required to disclose certain information that may put us at a competitive disadvantage compared to certain of our competitors who are either non-public or are not required to disclose specific industry-related information due to the immateriality of that information to their parent company’s consolidated operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

As of July 31, 2021, worldwide we owned or leased approximately 23,351,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2021:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	89	6,224,000
Indiana – North American Towable Segment	Leased	2	143,000
Indiana – North American Towable and Motorized Segments	Owned	39	2,782,000
Indiana – North American Motorized Segment	Owned	17	1,200,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	24	1,465,000
Indiana – Other Segment	Owned	1	50,000
Indiana – Other Segment	Leased	6	502,000
Indiana Subtotal		178	12,366,000
Ohio – North American Towable and Motorized Segments	Owned	12	1,324,000
Michigan – Other Segment	Owned	1	10,000
Michigan – Other Segment	Leased	4	270,000
Idaho – North American Towable Segment	Owned	5	661,000
Oregon – North American Towable Segment	Owned	5	371,000
Alabama – North American Motorized Segment	Owned	28	1,137,000
Alabama – North American Motorized Segment	Leased	2	4,000
Mississippi – North American Towable Segment	Owned	13	405,000
Mississippi – North American Motorized Segment	Leased	6	257,000
Other Subtotal		76	4,439,000
United States Subtotal		254	16,805,000
Europe:
Germany – European Segment	Owned	88	4,176,000
Germany – European Segment	Leased	40	967,000
Italy – European Segment	Owned	3	568,000
Italy – European Segment	Leased	5	236,000
France – European Segment	Owned	6	330,000
United Kingdom – European Segment	Owned	1	269,000
Europe Subtotal		143	6,546,000
Total		397	23,351,000

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

A product recall has been issued recently related to certain purchased parts utilized in certain of our products. The Company expects to be reimbursed for the costs it will incur related to this recall and does not believe there will be a material, adverse impact to our future results of operations and cash flows due to this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Unless otherwise indicated, all Dollar and Euro amounts are presented in thousands except per share data.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 15, 2021, the number of holders of record of the Common Stock was 136.

Dividends

In fiscal 2021, we paid a $0.41 per share dividend for each fiscal quarter. In fiscal 2020, we paid a $0.40 per share dividend for each fiscal quarter.

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

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the fourth quarter of fiscal 2021 or at any time during fiscal 2021.

Equity Compensation Plan Information – see Item 12.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended July 31,
	2021 (1)	2020	2019 (2)	2018	2017
Income statement data:
Net sales	$12,317,380	$8,167,933	$7,864,758	$8,328,909	$7,246,952
Income before income taxes	844,581	272,896	184,666	633,029	556,386
Acquisition-related costs included in income before income taxes	—	—	114,866	—	—
Net income	660,870	221,384	132,465	430,151	374,254
Net income attributable to THOR Industries, Inc.	659,872	222,974	133,275	430,151	374,254
Earnings per common share:
Basic	$11.94	$4.01	$2.46	$8.17	$7.12
Diluted	$11.87	$4.00	$2.45	$8.14	$7.09
Earnings per common share attributable to THOR Industries, Inc.:
Basic	$11.93	$4.04	$2.47	$8.17	$7.12
Diluted	$11.85	$4.02	$2.47	$8.14	$7.09
Dividends paid per common share:
Regular	$1.64	$1.60	$1.56	$1.48	$1.32
Balance sheet data:
Total assets	$6,654,088	$5,771,460	$5,660,446	$2,778,665	$2,557,931
Long-term liabilities	1,911,197	1,910,610	2,116,893	71,594	200,345

(1)Includes seven months of the operations of the Tiffin Group from the date of acquisition during the fiscal year.
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

The discussion below is a comparison of the results of operations and changes in financial condition for the fiscal years ended July 31, 2021 and 2020. The comparison of, and changes between, the fiscal years ended July 31, 2020 and 2019 can be found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, as filed with the SEC on September 28, 2020.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the six months ended June 30, 2021, THOR’s current combined U.S. and Canadian market share based on units was approximately 41.9% for travel trailers and fifth wheels combined and approximately 47.5% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), EHG’s current market share for the six months ended June 30, 2021 based on units was approximately 24.5% for motorcaravans and campervans combined and approximately 17.5% for caravans.

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

We generally do not finance dealers directly, but we do provide repurchase agreements to the dealers’ floor plan lenders.

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Capital acquisitions of $131,681 in fiscal 2021 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for capital acquisitions by segment.

The continuing COVID-19 pandemic, including its wide-reaching impact on nearly all facets of our operations and the RV industry, as well as related governmental actions and labor shortages throughout the supply chain and within THOR, have impacted and continues to impact our business and our financial results and financial position. In particular, the pandemic has, directly or indirectly, contributed to chassis and certain other supply-side constraints, as described below. Additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the pandemic. Should the rate of COVID-19 infections escalate, or the virus mutate into new, uncontrolled strains, those developments and the resulting impacts could exacerbate risks to our business, financial results and financial position. These risks to our business are more fully described in Part 1, Item 1A "Risk Factors" of this Report.

Significant Events

Fiscal 2021

Tiffin Group Acquisition

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

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, and was subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 28, 2020, which determination was finalized in the fourth quarter of fiscal 2021. The final adjustment was not material. The Tiffin Group operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries. The Company purchased the Tiffin Group to complement its existing towable and motorized RV product offerings and North American independent dealer base.

Fiscal 2019

Erwin Hymer Group Acquisition

On February 1, 2019, the Company acquired Erwin Hymer Group SE. EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe, by revenue. The Company acquired EHG in order to expand its operations into the growing European market with a long-standing European industry leader.

At the closing, the Company paid cash consideration of approximately 1.53 billion Euro (approximately $1.76 billion at the exchange rate as of February 1, 2019) and issued 2,256,492 shares of the Company’s common stock to the sellers valued at $144.2 million. The cash consideration was funded through a combination of available cash on hand of approximately $95 million and debt financing consisting of two credit facility agreements, a seven-year, $2.1 billion term loan, with an approximate $1.4 billion U.S. dollar-denominated tranche and an approximate 0.6 billion Euro tranche (approximately $0.7 billion at the exchange rate at February 1, 2019), and $100 million utilized at closing from a five-year, $750 million asset-based credit facility ("ABL"), each as more fully described in Note 12 to the Consolidated Financial Statements. The obligations of the Company under each facility are secured by liens on substantially all of the assets of the Company, and both agreements contain certain customary representations, warranties and covenants of the Company.

Certain costs related to this acquisition incurred during the fiscal year ended July 31, 2019, including the foreign currency forward contract loss and certain bank fees, ticking fees, legal, advisory and other costs, as discussed in Note 2 to the Consolidated Financial Statements, are included in Acquisition-related costs in the Consolidated Statements of Income and Comprehensive Income.

Industry Outlook – North America

The Company monitors industry conditions in the North American RV market using a number of resources including its own performance tracking and modeling. The Company also considers monthly wholesale shipment data as reported by the Recreation Vehicle Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. In addition, we monitor monthly North American retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production and net sales.

North American RV independent dealer inventory of our North American products as of July 31, 2021 decreased 8.8% to approximately 58,300 units, compared to approximately 63,900 units as of July 31, 2020. The acquisition of Tiffin Group accounted for approximately 500 of the 58,300 units as of July 31, 2021. North American dealer inventory levels at both July 31, 2021 and 2020 were well below recent historical fiscal year end stocking levels, as dealer inventory levels at July 31, 2019 were approximately 103,400 units, which was reflective of more typical stocking levels.

Dealer inventory levels have continued to decrease materially in relation to current sales levels based on strong retail demand for RVs given the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance and the reduction in commercial air travel and cruises, as well as an underlying desire by many to get back to nature and relax with family and friends. As of July 31, 2021, North American dealer inventory levels were well below optimal stocking levels, which has led to increased dealer orders and backlog. THOR’s North American RV backlog as of July 31, 2021 increased $9,083,648, or 215.5%, to $13,298,967 compared to $4,215,319 as of July 31, 2020, with Tiffin Group's backlog included in the July 31, 2021 totals accounting for $767,036, or 8.4%, of the $9,083,648 increase.

Industry Wholesale Statistics – North America

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	271,119	159,059	112,060	70.5
North American Motorized Units	29,148	17,008	12,140	71.4
Total	300,267	176,067	124,200	70.5

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

In September 2021, RVIA issued a revised forecast for calendar year 2021 wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to increase to approximately 522,400 and 54,800, respectively, for an annual total of approximately 577,200 units, up 34.1% from the 2020 calendar year wholesale shipments. The most likely forecast for calendar year 2021 could range from a lower estimate of approximately 567,000 total units to an upper estimate of approximately 587,400 units.

As part of their September 2021 forecast, RVIA also released their initial estimates for calendar year 2022 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to an approximated annual total of 600,200 units, or 4.0% higher than the most likely scenario for calendar year 2021 wholesale shipments. This calendar year 2022 most likely forecast could range from a lower estimate of approximately 586,300 total units to an upper estimate of approximately 614,100 units.

Industry Retail Statistics – North America

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar year 2021 and calendar 2022 may not follow typical seasonal patterns as dealers respond to ongoing high current consumer demand and then rebuild their inventory to optimal stocking levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	294,843	211,905	82,938	39.1
North American Motorized Units	29,140	22,910	6,230	27.2
Total	323,983	234,815	89,168	38.0

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

Company Wholesale Statistics – North America

The Company’s wholesale RV shipments, for the six months ended June 30, 2021 and 2020 to correspond with the industry wholesale periods noted above, were as follows (2021 period includes Tiffin Group shipments):

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	116,558	66,725	49,833	74.7
North American Motorized Units	14,529	6,513	8,016	123.1
Total	131,087	73,238	57,849	79.0

Company Retail Statistics – North America

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the six months ended June 30, 2021 and 2020 to correspond with the industry retail periods noted above, were as follows (2021 period includes Tiffin Group registrations):

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	120,722	89,911	30,811	34.3
North American Motorized Units	13,856	8,839	5,017	56.8
Total	134,578	98,750	35,828	36.3

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated, and is often impacted by delays in reporting by various states or provinces. The COVID-19 pandemic has resulted in further delays in the submission of information reported by the various states or provinces beginning with calendar year 2020 results, and may also be impacting the completeness of such information.

North American Outlook

The extent to which the COVID-19 pandemic may continue to impact our business in future periods remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales in both the short term and the long term remains optimistic as there are many factors driving the current demand that we believe will continue even after the pandemic officially ends. In the near-term, we believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them the ability to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions. We will, however, need to continue to manage through anticipated supply chain issues noted below, which may limit the level to which we can increase output in the near term.

Longer-term, a positive outlook for the North American RV segment is supported by surveys conducted by THOR, RVIA and others, which show that Americans love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. Longer-term, we also believe retail sales will be dependent upon various economic conditions faced by consumers, such as the rate of unemployment, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market, changes in tax rates and fuel availability and prices.

Economic and industry-wide factors that have historically, and that we believe will continue to affect our RV business, include the costs of commodities, the availability and cost of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

Recently, we have been alerted by a number of our North American chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, particularly semiconductor chips, will limit their production of chassis, and hence, our production and sales of motorized RVs will also be impacted. The North American recreational vehicle industry has, from time to time in the past and during our current fiscal year, experienced shortages of chassis for various other reasons, including component shortages, production delays and work stoppages at the chassis manufacturers. If shortages of chassis were to recur or continue for a prolonged period for any reason, it would have a negative impact on our sales and earnings.

The North American RV industry is also facing continuing cost increases, supply shortages and delivery delays of other, non-chassis, raw material components, which may be further exacerbated by the recent hurricane in the southern United States. While our supply chain has been resilient enough to support us during our fiscal 2021 growth in sales and production, these shortages and constraints have negatively impacted our ability to further ramp up production rates and sales during the current fiscal year and has caused an increase in unfinished units as of July 31, 2021. We believe these shortages and delays may continue to result in production delays or adjusted production rates, which may limit our ability to ramp up production to meet existing demand and could have a negative impact on our results of operations. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic or other factors.

Industry Outlook – Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 20.7% and 7.1% of the caravan and motorcaravan (including campervans) European market for the six months ended June 30, 2021, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

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

THOR’s European RV backlog as of July 31, 2021 increased $2,033,124, or 133.2%, to $3,559,097 compared to $1,525,973 as of July 31, 2020, with the increase attributable to a number of causes, including the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, the reduction in commercial air travel and cruises, an increase in various marketing campaigns to promote sales, and the lower levels of independent European RV dealer inventory levels noted above, which has led to increased dealer orders and backlog.

Industry Retail Statistics – Europe

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
OEM Reporting Countries (1)	97,597	73,319	33.1	34,669	31,044	11.7
Non-OEM Reporting Countries (1)	9,956	5,317	87.2	10,878	6,873	58.3
Total	107,553	78,636	36.8	45,547	37,917	20.1
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
Note: Data from the ECF is subject to adjustment, is continuously updated, and is often impacted by delays in reporting by various countries. (The "Non-OEM Reporting Countries" either do not report OEM-specific data to ECF or do not have it available for the entire time period covered).

Company Retail Statistics – Europe

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2021	2020	(Decrease)	Change
Motorcaravan and Campervan	23,866	19,434	4,432	22.8
Caravan	6,055	6,395	(340)	(5.3)
Total OEM-Reporting Countries	29,921	25,829	4,092	15.8
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

The extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in European RV retail sales depends upon various economic conditions in the respective countries in which we sell, and also depends on our ability to manage through supply chain issues that could limit the level to which we can increase output. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates, environmental surcharges and related regulations, and, most recently, travel safety considerations all influence retail sales. We believe our long-term outlook for future growth in retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

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

Recently, we have been alerted by a number of our European chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, including, but not limited to, semiconductor chips, will limit their production of chassis. During fiscal 2021, we have experienced delays in the receipt of chassis from our European chassis suppliers, limiting our ability to further increase production. We expect these challenges to persist and, in particular, anticipate continued delays in receipt of chassis in Europe. As a result, limitations in the availability of chassis will limit our ability to consistently maintain our previous production levels and will also limit our ability to ramp up production of certain products despite dealer demand for those products.

In Europe, we continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year and has caused an increase in unfinished units as of July 31, 2021. We believe these shortages and delays may continue to result in production delays or adjusted production rates, which may limit our ability to ramp up production to meet existing demand and could have a negative impact on our sales and operating results.

Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for most component parts. However, due to engineering requirements, it is generally not possible to quickly change the chassis our various units are built upon.

If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. In addition, if the impact of COVID-19 on our vendors increases or is prolonged, the availability of key components, including chassis, will have a further negative impact on our production output during fiscal 2022. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and became effective for certain vehicles starting January 2021 and other vehicles starting January 2022, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In addition to material supply constraints, labor shortages may also impact our European operations. Currently, a number of the employees of our production facilities in Europe reside in one country while working in another and therefore travel restrictions imposed by certain countries within Europe may negatively impact the availability of our labor force and therefore our production output.

FISCAL 2021 VS. FISCAL 2020

	FISCAL 2021	FISCAL 2020	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$6,221,928	$4,140,482	$2,081,446	50.3
North American Motorized	2,669,391	1,390,098	1,279,293	92.0
Total North America	8,891,319	5,530,580	3,360,739	60.8
European	3,200,079	2,485,391	714,688	28.8
Total recreational vehicles	12,091,398	8,015,971	4,075,427	50.8
Other	373,174	234,481	138,693	59.1
Intercompany eliminations	(147,192)	(82,519)	(64,673)	(78.4)
Total	$12,317,380	$8,167,933	$4,149,447	50.8

# OF UNITS:
Recreational vehicles
North American Towables	214,600	150,182	64,418	42.9
North American Motorized	25,008	15,088	9,920	65.7
Total North America	239,608	165,270	74,338	45.0
European	64,875	54,506	10,369	19.0
Total	304,483	219,776	84,707	38.5

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towables	$1,020,908	16.4	$619,892	15.0	$401,016	64.7
North American Motorized	345,755	13.0	149,995	10.8	195,760	130.5
Total North America	1,366,663	15.4	769,887	13.9	596,776	77.5
European	440,855	13.8	304,388	12.2	136,467	44.8
Total recreational vehicles	1,807,518	14.9	1,074,275	13.4	733,243	68.3
Other, net	87,455	23.4	43,932	18.7	43,523	99.1
Total	$1,894,973	15.4	$1,118,207	13.7	$776,766	69.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$330,138	5.3	$238,656	5.8	$91,482	38.3
North American Motorized	134,315	5.0	72,720	5.2	61,595	84.7
Total North America	464,453	5.2	311,376	5.6	153,077	49.2
European	261,778	8.2	239,635	9.6	22,143	9.2
Total recreational vehicles	726,231	6.0	551,011	6.9	175,220	31.8
Other	26,113	7.0	11,914	5.1	14,199	119.2
Corporate	117,572	—	71,194	—	46,378	65.1
Total	$869,916	7.1	$634,119	7.8	$235,797	37.2

	FISCAL 2021	% of Segment Net Sales	FISCAL 2020	% of Segment Net Sales	Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$658,964	10.6	$336,207	8.1	$322,757	96.0
North American Motorized	202,057	7.6	71,943	5.2	130,114	180.9
Total North America	861,021	9.7	408,150	7.4	452,871	111.0
European	116,576	3.6	9,850	0.4	106,726	1,083.5
Total recreational vehicles	977,597	8.1	418,000	5.2	559,597	133.9
Other, net	57,674	15.5	27,751	11.8	29,923	107.8
Corporate	(190,690)	—	(172,855)	—	(17,835)	(10.3)
Total	$844,581	6.9	$272,896	3.3	$571,685	209.5

	As of July 31, 2021	As of July 31, 2020	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towables	$9,284,229	$2,763,678	$6,520,551	235.9
North American Motorized	4,014,738	1,451,641	2,563,097	176.6
Total North America	13,298,967	4,215,319	9,083,648	215.5
European	3,559,097	1,525,973	2,033,124	133.2
Total	$16,858,064	$5,741,292	$11,116,772	193.6

CONSOLIDATED

Consolidated net sales for fiscal 2021 increased $4,149,447, or 50.8%, compared to fiscal 2020. The increase in consolidated net sales is due to both the continuing increase in current consumer demand and the negative impact the start of the COVID-19 pandemic had on net sales during the latter half of the prior fiscal year. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $421,438 of the $4,149,447 increase in net sales, or 5.2% of the 50.8% increase. Approximately 26.0% of the Company's net sales for fiscal 2021 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. Of the $4,149,447, or 50.8% increase in consolidated net sales, $234,968, or 5.7% of the 50.8% increase, reflects the impact of the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for fiscal 2021 increased $776,766, or 69.5%, compared to fiscal 2020. Consolidated gross profit was 15.4% of consolidated net sales for fiscal 2021 and 13.7% for fiscal 2020. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period and gross margin percentage improvements noted below.

Selling, general and administrative expenses for fiscal 2021 increased $235,797, or 37.2%, compared to fiscal 2020, primarily due to the 50.8% increase in net sales.

Amortization of intangible assets expense for fiscal 2021 increased $19,949 compared to fiscal 2020, primarily due to higher dealer network amortization in the European segment as compared to the prior-year period and additional amortization of $6,656 due to the acquisition of the Tiffin Group as discussed in Note 2 to the Consolidated Financial Statements.

Corporate costs included in selling, general and administrative expenses increased $46,378 to $117,572 for fiscal 2021 compared to $71,194 for fiscal 2020, an increase of 65.1%. This increase is primarily related to increased compensation costs, including an increase in incentive compensation of $13,262 due to the increase in income before income taxes compared to the prior-year period. Deferred compensation expense also increased $11,829, which was effectively offset by the increase in other income related to the deferred compensation plan assets as noted below, and stock-based compensation also increased $10,625. Costs related to workers' compensation and product liability reserves recorded at Corporate increased by a total of $4,116, primarily due to favorable adjustments in the prior-year period.

Corporate interest and other income and expense was $73,118 of net expense for fiscal 2021 compared to $101,661 of net expense for fiscal 2020. This decrease in net expense of $28,543 included a decrease in interest expense and fees on the debt facilities of $12,061 due primarily to the reduction in the outstanding debt balances and reduced interest rates compared to the prior-year period. In addition, the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in a net increase in other income of $11,755 compared to the prior-year period. The prior-year total also included losses of $6,884 related to the Company's former equity investment as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Income before income taxes for fiscal 2021 was $844,581, as compared to $272,896 for fiscal 2020, an increase of $571,685, or 209.5%, primarily driven by the increase in net sales and gross margin and selling, general and administrative expense percentage improvements noted below.

The overall annual effective income tax rate for fiscal 2021 was 21.8% on $844,581 of income before income taxes, compared with 18.9% on $272,896 of income before income taxes for fiscal 2020. The primary reason for the increase relates to the jurisdictional mix of pretax income between foreign and domestic between the comparable periods.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2021 vs. Fiscal 2020

	Fiscal 2021	% of Segment Net Sales	Fiscal 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$3,791,235	60.9	$2,449,239	59.2	$1,341,996	54.8
Fifth Wheels	2,430,693	39.1	1,691,243	40.8	739,450	43.7
Total North American Towables	$6,221,928	100.0	$4,140,482	100.0	$2,081,446	50.3

	Fiscal 2021	% of Segment Shipments	Fiscal 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	167,309	78.0	114,486	76.2	52,823	46.1
Fifth Wheels	47,291	22.0	35,696	23.8	11,595	32.5
Total North American Towables	214,600	100.0	150,182	100.0	64,418	42.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towables
Travel Trailers	8.7
Fifth Wheels	11.2
Total North American Towables	7.4

The increase in total North American towables net sales of 50.3% compared to the prior fiscal year resulted from a 42.9% increase in unit shipments and a 7.4% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the twelve months ended July 31, 2021, combined travel trailer and fifth wheel wholesale unit shipments increased 47.8% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2021 and 2020, our market share for travel trailers and fifth wheels combined was 41.8% and 44.0%, respectively.

The increases in the overall net price per unit within the travel trailer product line of 8.7% and the fifth wheel product line of 11.2% were primarily due to the impacts of both selective net selling price increases, primarily to offset increasing material costs, and product mix changes compared to the prior-year period.

Cost of products sold increased $1,680,430 to $5,201,020, or 83.6% of North American towables net sales, for fiscal 2021 compared to $3,520,590 or 85.0% of North American towables net sales, for fiscal 2020. The changes in material, labor, freight-out and warranty costs comprised $1,599,973 of the $1,680,430 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 77.7% for fiscal 2021 compared to 78.1% for fiscal 2020, primarily as a result of improvements in the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, partially offset by recently increasing material costs. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $80,457 with the increase in sales, but decreased as a percentage of North American towables net sales from 6.9% to 5.9%, as the increased sales resulted in lower overhead costs per unit sold.

Variable costs in manufacturing overhead increased $79,171 to $332,049, or 5.3% of North American towables net sales, for fiscal 2021 compared to $252,878, or 6.1% of North American towables net sales, for fiscal 2020 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $1,286 to $36,057 in fiscal 2021 from $34,771 in fiscal 2020.

North American towables gross profit increased $401,016 to $1,020,908, or 16.4% of North American towables net sales, for fiscal 2021 compared to $619,892, or 15.0% of North American towables net sales, for fiscal 2020. The increase in the gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $330,138, or 5.3% of North American towables net sales, for fiscal 2021 compared to $238,656, or 5.8% of North American towables net sales, for fiscal 2020. The primary reason for the $91,482 increase was the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $95,734. This increase was partially offset by the decrease in sales-related travel, advertising and promotional costs of $5,374, primarily due to the cancellation of the major North American RV shows, along with travel restrictions, in the current-year period due to the ongoing COVID-19 pandemic. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the reductions in sales-related travel, advertising and promotion costs as a percentage of net sales in tandem with the increase in net sales.

North American towables income before income taxes was $658,964, or 10.6% of North American towables net sales, for fiscal 2021 compared to $336,207, or 8.1% of North American towables net sales, for fiscal 2020. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above, and a 0.5% increase due to the combination of a lower amortization expense percentage this year and the impairment charges in the prior-year period as discussed in Note 7 to the Condensed Consolidated Financial Statements.

North American Motorized Recreational Vehicles
Analysis of Change in Net Sales for Fiscal 2021 vs. Fiscal 2020

	Fiscal 2021	% of Segment Net Sales	Fiscal 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$1,052,982	39.4	$495,520	35.6	$557,462	112.5
Class C	1,266,624	47.4	776,191	55.8	490,433	63.2
Class B	349,785	13.2	118,387	8.6	231,398	195.5
Total North American Motorized	$2,669,391	100.0	$1,390,098	100.0	$1,279,293	92.0

	Fiscal 2021	% of Segment Shipments	Fiscal 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	6,717	26.9	3,946	26.2	2,771	70.2
Class C	14,828	59.3	10,143	67.2	4,685	46.2
Class B	3,463	13.8	999	6.6	2,464	246.6
Total North American Motorized	25,008	100.0	15,088	100.0	9,920	65.7

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Motorized
Class A	42.3
Class C	17.0
Class B	(51.1)
Total North American Motorized	26.3

The increase in total motorized net sales of 92.0% compared to the prior fiscal year resulted from a 65.7% increase in unit shipments and a 26.3% increase in the overall net price per unit due to the impact of changes in product mix and price. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $373,042 of the $1,279,293 increase, or 26.8% of the 92.0% increase. According to statistics published by RVIA, for the twelve months ended July 31, 2021, combined motorhome wholesale unit shipments increased 36.2% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2021 and 2020, our market share for motorhomes was 43.1% and 38.1%, respectively.

The increases in the overall net prices per unit within the Class A of 42.3% and the Class C product line of 17.0% during fiscal 2021 were both impacted by the addition of the higher-priced Tiffin Group product lines and selective net price increases to partially offset increased material costs. The Tiffin Group Class A product lines are primarily higher-priced diesel units as opposed to more moderately-priced gas units. The decrease in the overall net price per unit within the Class B product line of 51.1% is primarily due to product mix changes as a result of a much higher concentration of sales of lower-priced Class B products in the current-year period, including increased sales of previously existing lower-priced models and the introduction of several new lower-priced models, as compared to fiscal 2020.

Cost of products sold increased $1,083,533 to $2,323,636, or 87.0% of motorized net sales, for fiscal 2021 compared to $1,240,103, or 89.2% of motorized net sales, for fiscal 2020. The changes in material, labor, freight-out and warranty costs comprised $1,021,576 of the $1,083,533 increase due to the increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 81.9% for fiscal 2021 compared to 83.9% for fiscal 2020, with the decrease in percentage primarily due to decreases in both the material and warranty cost percentages, partially offset by an increase in the labor cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage and product mix changes, partially offset by recently increasing material costs. The warranty cost percentage is lower due to favorable experience trends, while the labor cost percentage increase is due to the current competitive RV labor market conditions in northern Indiana compared to the prior-year period. Total manufacturing overhead increased $61,957 due to the net sales increase, but decreased as a percentage of North American motorized net sales from 5.3% to 5.1%, as the increased net sales resulted in lower overhead costs per unit sold.

Variable costs in manufacturing overhead increased $58,514 to $120,442, or 4.5% of North American motorized net sales, for fiscal 2021 compared to $61,928 or 4.5% of North American motorized net sales, for fiscal 2020 as a result of the increase in net sales. Fixed costs in manufacturing overhead, which consist primarily of facility costs, property taxes and depreciation, increased $3,443 to $15,049 in fiscal 2021 from $11,606 in fiscal 2020.

Motorized gross profit increased $195,760 to $345,755, or 13.0% of motorized net sales, for fiscal 2021 compared to $149,995, or 10.8% of motorized net sales, for fiscal 2020. The increase in gross profit was due primarily to the increase in net sales, and the increase in the gross profit percentage was due to the decrease in the cost of products sold percentage noted above.

Selling, general and administrative expenses were $134,315, or 5.0% of motorized net sales, for fiscal 2021 compared to $72,720, or 5.2% of motorized net sales, for fiscal 2020. The $61,595 increase was primarily due to the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $53,061. Legal, professional and related settlement costs also increased by $1,524. The decrease in the overall selling, general and administrative expense as a percentage of North American motorized net sales was due to the increase in net sales.

Motorized income before income taxes was $202,057, or 7.6% of motorized net sales, for fiscal 2021 compared to $71,943, or 5.2% of motorized net sales, for fiscal 2020. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

European Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2021 vs. Fiscal 2020

	Fiscal 2021	% of Segment Net Sales	Fiscal 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,779,906	55.6	$1,505,353	60.6	$274,553	18.2
Campervan	779,755	24.4	433,398	17.4	346,357	79.9
Caravan	292,708	9.1	273,475	11.0	19,233	7.0
Other	347,710	10.9	273,165	11.0	74,545	27.3
Total European	$3,200,079	100.0	$2,485,391	100.0	$714,688	28.8

	Fiscal 2021	% of Segment Shipments	Fiscal 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	29,899	46.1	27,244	50.0	2,655	9.7
Campervan	21,371	32.9	13,297	24.4	8,074	60.7
Caravan	13,605	21.0	13,965	25.6	(360)	(2.6)
Total European	64,875	100.0	54,506	100.0	10,369	19.0

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	9.5	(1.0)	8.5
Campervan	9.5	9.7	19.2
Caravan	9.5	0.1	9.6
Total European	9.5	0.3	9.8

The increase in total European recreational vehicle net sales of 28.8% compared to the prior-year period resulted from an 19.0% increase in unit shipments and a 9.8% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. This increase includes the current heightened European market demand for the campervan product line, and demand for motorcaravan products, as moderated by the impact of current chassis supply constraints on the motorcaravan product line. The sales increase of $714,688 includes an increase of $234,968, or 9.5% of the 28.8% increase, due to the increase in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 9.8% includes the impact of foreign currency exchange rate changes, which accounts for 9.5% of the 9.8% increase on a constant-currency basis.

The decrease in the overall net price per unit due to product mix and price within the motorcaravan product line of 1.0% was primarily due to product mix changes reflecting the trend in the latter half of fiscal 2021 toward the lower-priced models within this product category compared to the prior-year period. The increase in the overall net price per unit due to product mix and price within the campervan product line of 9.7% was primarily due to the net impact of product mix changes, including an increased concentration of units with higher chassis content compared to the prior-year period, in addition to selective net price increases.

European recreational vehicle cost of products sold increased $578,221 to $2,759,224, or 86.2% of European recreational vehicle net sales, for fiscal 2021 compared to $2,181,003, or 87.8% of European recreational vehicle net sales, for fiscal 2020. The changes in material, labor, freight-out and warranty costs comprised $521,250 of the $578,221 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 77.1% for fiscal 2021 compared to 78.3% for fiscal 2020, with the decrease primarily due to a decrease in the material cost percentage, primarily due to selective price increases and better material pricing due to the significant increase in volume. Total manufacturing overhead increased $56,971 with the volume increase but decreased as a percentage of motorized net sales from 9.5% to 9.1% as the increased net sales levels resulted in lower overhead costs per unit sold.

European recreational vehicle gross profit increased $136,467 to $440,855, or 13.8% of European recreational vehicle net sales, for fiscal 2021 compared to $304,388, or 12.2% of European recreational vehicle net sales, for fiscal 2020. The increase in gross profit is due to the increase in net sales, while the increase in gross profit as a percentage of European recreational vehicle net sales is due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $261,778, or 8.2% of European recreational vehicle net sales, for fiscal 2021 compared to $239,635, or 9.6% of European recreational vehicle net sales, for fiscal 2020. The primary reason for the $22,143 increase was the impact of the increase in European recreational vehicle net sales and income before income taxes, which caused commissions, incentive and other compensation and benefits to increase by $25,747. Miscellaneous general and administrative expenses also increased $4,836 primarily due to non-recurring favorable legal and other reserve adjustments in the prior year. Professional fees and related settlement costs also increased $7,230 and depreciation expense increased by $5,386. These increases were mostly offset by the decrease in sales-related travel, advertising and promotional costs of $21,919, primarily due to not participating in European trade shows, along with travel restrictions, in the current year due to the ongoing COVID-19 pandemic. The decrease in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the increase in net sales.

European recreational vehicle income before income taxes was $116,576, or 3.6% of European recreational vehicle net sales, for fiscal 2021 compared to $9,850, or 0.4% of European recreational vehicle net sales, for fiscal 2020. The primary reason for the increase in income before income taxes was the increase in European recreational vehicle net sales. The increase in percentage was primarily due to the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

Financial Condition and Liquidity

As of July 31, 2021, we had $445,852 in cash and cash equivalents, of which $282,220 is held in the United States and the equivalent of $163,632, predominantly in Euros, is held in Europe, compared to $538,519 on July 31, 2020, of which $276,841 was held in the United States and the equivalent of $261,678, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $92,667 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operations of $526,482 less cash used in financing activities of $188,438 and cash used in investing activities of $428,493.

Net working capital at July 31, 2021 was $1,008,738 compared to $586,996 at July 31, 2020, with the increase primarily due to increases in inventory and accounts receivable as noted in the Operating Activities section below. Capital expenditures of $128,835 for fiscal 2021 were made primarily for land and production building additions and improvements, and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth both organically and opportunistically through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board").

During fiscal 2020 and into fiscal 2021, we delayed or paused certain capital expenditures due to the uncertainties related to the COVID-19 pandemic and in an effort to preserve cash. We anticipate that during fiscal 2022 we will incur higher levels of capital spending than the recent fiscal 2019 through fiscal 2021 average as we address capital spending needs of our recent acquisitions and certain delayed projects, focus on automation and other projects directly related to enhancing the quality of our products, and implement various capacity enhancement initiatives. Other capital expenditure projects will benefit customer services, technology enhancements, energy efficiency initiatives and general equipment replacements. Included within the capacity enhancement initiatives is a recently announced expansion by our Heartland subsidiary in a new regional complex in southern Michigan of approximately $36,000, the majority of which is expected to be completed in fiscal 2022. These specific facilities will produce various Heartland travel trailer and fifth wheel models. Our current estimate of committed and internally approved capital spend for fiscal 2022 is $275,000, of which we anticipate approximately two-thirds will be in North America and one-third in Europe.

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

Operating Activities

Net cash provided by operating activities for fiscal 2021 was $526,482 as compared to net cash provided by operating activities of $540,941 for fiscal 2020 and $508,019 for fiscal 2019.

For fiscal 2021, net income adjusted for non-cash operating items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $929,482 of operating cash. The change in net working capital resulted in the use of $403,000 of operating cash during fiscal 2021, primarily due to an increase in inventory, as production levels have increased due to the current heightened demand, and there has been an increase in productions lines and capacity. In addition, work-in-process inventory is higher than normal at July 31, 2021 due to elevated material component shortages on otherwise substantially completed units. Accounts receivable also has increased given the increase in sales. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth, and an increase in accrued liabilities, driven primarily by increased accrued compensation and incentive pay resulting from the increased production levels and income before income taxes as compared to the prior year.

For fiscal 2020, net income adjusted for non-cash operating items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $451,018 of operating cash. The change in net working capital provided $89,923 of operating cash during fiscal 2020, due primarily to a reduction in inventory as well as an increase in accounts payable due to the timing of inventory purchases, partially offset by an increase in accounts receivable due to an increase in July 2020 sales as compared to July 2019 sales.

For fiscal 2019, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax expense and stock-based compensation) provided $368,838 of operating cash. The changes in working capital used $139,181 of operating cash during fiscal 2019, due primarily to reductions in inventory and accounts receivable, partially offset by payments made on the guaranteed liabilities related to former EHG subsidiaries, as discussed in Note 2 to the Consolidated Financial Statements, and a reduction in accounts payable.

Investing Activities

Net cash used in investing activities for fiscal 2021 was $428,493, primarily due to $310,938 used in business acquisitions and capital expenditures of $128,835.

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

Financing Activities

Net cash used in financing activities for fiscal 2021 was $188,438, including $59,700 in term loan debt payments. Additionally, the Company made regular quarterly cash dividend payments of $0.41 per share for each quarter of fiscal 2021 totaling $90,801.

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

Significant estimates and assumptions are used in estimating the value of acquired identifiable intangible assets, including estimating future cash flows based on revenues and margins that the Company expects to generate following the acquisition, selecting an applicable royalty rate where needed, determining an appropriate dealer attrition rate, applying an appropriate discount rate to estimate a present value of those cash flows and determining their useful lives. Subsequent changes to projections driven by actual results following the acquisition date could require the Company to record impairment charges.

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company's reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

The Company’s primary intangible assets are dealer networks, trade names and design technology and other intangible assets acquired in business acquisitions. Dealer networks are valued on a Discounted Cash Flow method and are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after any applicable backlog amortization is completed. Trademarks and technology assets are both valued on a Relief of Royalty method and are both amortized on a straight-line basis, using lives of 15 to 25 years for trademarks and 10 to 15 years for technology assets, respectively.

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

The Company completed its annual goodwill impairment test as of May 31, 2021, and no impairment was identified. See Note 7 to the Consolidated Financial Statements for further information regarding goodwill and intangible assets.

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components or other items. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in service shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is appropriate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves.

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2021 are summarized in the following charts. Unrecognized income tax benefits in the amount of $19,267 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2022	Fiscal 2023-2024	Fiscal 2025-2026	After 5 Years
Debt principal payments (1)	$1,640,693	$12,411	$24,515	$1,579,246	$24,521
Debt interest payments (2)	234,900	58,500	101,500	72,800	2,100
Finance leases (3)	7,336	1,555	2,637	2,190	954
Operating leases (3)	59,247	13,923	18,339	8,718	18,267
Purchase obligations (4)	185,748	142,026	43,722	—	—
Total contractual cash obligations	$2,127,924	$228,415	$190,713	$1,662,954	$45,842
(1)See Note 12 to the Consolidated Financial Statements for additional information.
(2)Debt interest payment amounts assume the current interest rate environment, current exchange rates and future average outstanding debt balances assuming minimum annual contractual payments.
(3)See Note 15 to the Consolidated Financial Statements for additional information.
(4)Represent commitments to purchase specified quantities of raw materials at market prices in our other non-reportable segment. The dollar values above have been estimated based on July 31, 2021 market prices.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$1,821,012	$1,017,500	$803,512	$—	$—
(1)The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2021 from our dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements in this report for a summary of recently adopted accounting pronouncements, which summary is hereby incorporated by reference.

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

CURRENCY EXCHANGE RISK – The Company’s principal currency exposures mainly relate to the Euro and British Pound Sterling. The Company has used foreign currency forward contracts to manage certain foreign exchange rate exposure related to anticipated sales transactions in Pound Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. At July 31, 2021, the Company had foreign currency forward contracts outstanding to exchange Pound Sterling into Euros with a notional value of $41,899 and a fair value of $88. The Company did not have any foreign currency forward contracts outstanding at July 31, 2020.

The Company also holds $698,793 of debt denominated in Euros at July 31, 2021. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our July 31, 2021 debt balance by an estimated $69,879.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of July 31, 2021, the Company has approximately $482,138 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, and after taking into consideration the impact of our interest rate swaps discussed above, a one-percentage-point increase in interest rates (approximately 14.7% of our weighted-average interest rate at July 31, 2021) would result in an estimated $8,614 pre-tax reduction in net earnings over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2021	October 31	January 31	April 30	July 31
Net sales	$2,537,360	$2,727,788	$3,459,264	$3,592,968
Gross profit	378,852	414,877	505,280	595,964
Net income attributable to THOR Industries, Inc.	113,757	132,524	183,311	230,280

Earnings per common share: (1)
Basic	$2.06	$2.39	$3.31	$4.16
Diluted	$2.05	$2.38	$3.29	$4.12
Dividends paid per common share	$0.41	$0.41	$0.41	$0.41

Market prices per common share
High	$121.33	$132.12	$152.20	$149.38
Low	$83.05	$78.64	$108.72	$101.79

	Quarter Ended
Fiscal 2020	October 31	January 31	April 30	July 31
Net sales	$2,158,785	$2,003,133	$1,681,735	$2,324,280
Gross profit	308,811	256,406	205,633	347,357
Net income attributable to THOR Industries, Inc.	51,065	28,673	24,068	119,168

Earnings per common share: (1)
Basic	$0.93	$0.52	$0.44	$2.16
Diluted	$0.92	$0.52	$0.43	$2.14
Dividends paid per common share	$0.40	$0.40	$0.40	$0.40

Market prices per common share
High	$68.78	$83.99	$89.45	$119.77
Low	$42.05	$61.69	$32.30	$59.32

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2021 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria. As permitted by SEC guidance, management excluded from its assessment the operations of Tiffin Group, which was acquired on December 18, 2020, and which accounted for approximately 6% of consolidated total assets and approximately 3% of consolidated net sales as of and for the year ended July 31, 2021.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of THOR Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2021, of the Company and our report dated September 28, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tiffin Group, which was acquired on December 18, 2020, and whose financial statements constitute approximately 6% of consolidated total assets and 3% of consolidated net sales as of and for the year ended July 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Tiffin Group.

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
September 28, 2021

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2021 about the Company’s Common Stock that is authorized for issuance under the Company’s THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	716,485	(1)	$—	(2)	652,144	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	716,485		$—		652,144
(1)Represents shares underlying restricted stock units and performance stock units granted pursuant to the 2016 Plan.
(2)The restricted stock units and performance stock units totaling 716,485 in column (a) do not have an exercise price.
(3)Represents shares remaining available for future issuance pursuant to the 2016 Plan.

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

(b)Exhibits

Exhibit	Description ***
2.1
Sale and Purchase Agreement dated as of September 18, 2018, by and among the Company, Tyr Holdings Gmbh & Co. AG, a wholly-owned subsidiary of the Company and the selling parties identified therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2018)

2.2
Sale and Purchase Agreement (SPA) Amendment Agreement, dated as of February 1, 2019, by and among the Company, Tyr Holdings LLC and Co. KG, a wholly-owned subsidiary of the Company and the selling parties identified therein (incorporated by reference to Exhibit 2.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

2.3
Stock Purchase Agreement, dated as of December 18, 2020, by and among Thor Industries, Inc., the shareholders of Tiffin Motorhomes, Inc., Vanleigh RV, Inc., Water-Way, Inc., Wynne Enterprises, Inc., Tiffin Door Co., Inc., Roma Enterprises, Inc., Drive-A-Way of Red Bay, Inc., and TVL Real Estate, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed December 22, 2020)

3.1	Thor Industries, Inc. Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 20, 2018)
3.2	Thor Industries, Inc. Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated December 20, 2018)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987) (P) Rule 311
4.2	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020
10.1	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 15, 2008), as amended
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

10.6
Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 20, 2017)

10.7
Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated March 20, 2017)

10.8
Term Loan Agreement, dated as of February 1, 2019, by and among the Company, as borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.9
ABL Credit Agreement, dated as of February 1, 2019, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.10
Amendment No. 1 to the Term Loan Credit Agreement dated as of March 25, 2021, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2021).

10.11	Form of Employment Agreement between the Company and each of Robert W. Martin, Colleen Zuhl, W. Todd Woelfer and Kenneth D. Julian dated June 18, 2021*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 28, 2021*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from THOR Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021 formatted in Inline XBRL (included in Exhibit 101).

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2021 formatted in iXBRL (Inline “eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith
***	Certain schedules and exhibits referenced in certain agreements filed as exhibits hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 28, 2021 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 28, 2021 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Peter B. Orthwein
	Andrew E. Graves		Peter B. Orthwein
	Chairman of the Board		Director and Chairman Emeritus

(Signed)	/s/ Christina Hennington	(Signed)	/s/ Amelia A. Huntington
	Christina Hennington		Amelia A. Huntington
	Director		Director

(Signed)	/s/ Laurel M. Hurd	(Signed)	/s/ Wilson R. Jones
	Laurel M. Hurd		Wilson R. Jones
	Director		Director

(Signed)	/s/ William J. Kelley Jr.	(Signed)	/s/ Christopher J. Klein
	William J. Kelley Jr.		Christopher J. Klein
	Director		Director

(Signed)	/s/ J. Allen Kosowsky	(Signed)	/s/ James L. Ziemer
	J. Allen Kosowsky		James L. Ziemer
	Director		Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THOR Industries, Inc. and subsidiaries (the "Company") as of July 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of European Reporting Unit Goodwill—See Note 7 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company utilized a quantitative assessment to test for impairment, which involved a comparison of the fair value of its reporting units with their carrying values. Fair values were determined by a discounted cash flow model. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates and discount rates developed using market observable inputs and considering risk regarding future performance. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The goodwill balance was $1,563 million as of July 31, 2021, of which $1,042 million was allocated to the European reporting unit. As a result of the assessment performed by the Company during the year ended July 31, 2021, the Company concluded that the fair value of the European reporting unit exceeded its carrying value and that there was no impairment of European reporting unit goodwill.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sales growth rates and discount rate used by management to estimate the reporting unit fair value included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of reporting unit fair value, such as controls related to management’s selection of the sales growth rates and discount rate.
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
September 28, 2021

We have served as the Company’s auditor since 1981.

THOR Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 2021 and 2020
(amounts in thousands, except share and per share data)

	July 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$445,852	$538,519
Restricted cash	2,854	2,844
Accounts receivable, trade, net	796,489	588,069
Accounts receivable, other, net	151,087	82,880
Factored accounts receivable	2,356	143,278
Inventories, net	1,369,384	716,305
Prepaid income taxes, expenses and other	35,501	30,382
Total current assets	2,803,523	2,102,277
Property, plant and equipment, net	1,185,131	1,107,649
Other assets:
Goodwill	1,563,255	1,476,541
Amortizable intangible assets, net	937,171	914,724
Deferred income tax assets, net	41,216	78,738
Other	123,792	91,531
Total other assets	2,665,434	2,561,534
TOTAL ASSETS	$6,654,088	$5,771,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$915,045	$636,506
Current portion of long-term debt	12,411	13,817
Short-term financial obligations	25,720	35,939
Accrued liabilities:
Compensation and related items	249,761	160,083
Product warranties	267,620	252,869
Income and other taxes	85,789	83,893
Promotions and rebates	128,869	97,378
Product, property and related liabilities	38,590	15,440
Liabilities related to factored receivables	2,356	143,278
Other	68,624	76,078
Total current liabilities	1,794,785	1,515,281
Long-term debt	1,594,821	1,652,831
Deferred income tax liabilities, net	113,598	123,802
Unrecognized tax benefits	15,844	12,765
Other liabilities	186,934	121,212
Total long-term liabilities	1,911,197	1,910,610
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 65,651,570 and 65,396,531 shares, respectively	6,565	6,540
Additional paid-in capital	460,482	436,828
Retained earnings	2,770,401	2,201,330
Accumulated other comprehensive income, net of tax	44,621	26,993
Less treasury shares of 10,285,329 and 10,197,775, respectively, at cost	(360,226)	(351,909)
Stockholders’ equity attributable to THOR Industries, Inc.	2,921,843	2,319,782
Non-controlling interests	26,263	25,787
Total stockholders’ equity	2,948,106	2,345,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,654,088	$5,771,460

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2021, 2020 and 2019
(amounts in thousands, except share and per share data)

	2021	2020	2019
Net sales	$12,317,380	$8,167,933	$7,864,758
Cost of products sold	10,422,407	7,049,726	6,891,664
Gross profit	1,894,973	1,118,207	973,094
Selling, general and administrative expenses	869,916	634,119	536,044
Amortization of intangible assets	117,183	97,234	75,638
Impairment charges	—	10,057	—
Acquisition-related costs	—	—	114,866
Interest income	797	3,116	8,080
Interest expense	94,342	107,322	68,112
Other income (expense), net	30,252	305	(1,848)
Income before income taxes	844,581	272,896	184,666
Income taxes	183,711	51,512	52,201
Net income	660,870	221,384	132,465
Less: net income (loss) attributable to non-controlling interests	998	(1,590)	(810)
Net income attributable to THOR Industries, Inc.	$659,872	$222,974	$133,275

Weighted-average common shares outstanding:
Basic	55,333,959	55,172,694	53,905,667
Diluted	55,687,253	55,397,376	54,026,686

Earnings per common share:
Basic	$11.93	$4.04	$2.47
Diluted	$11.85	$4.02	$2.47

Comprehensive income:
Net income	$660,870	$221,384	$132,465
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	7,723	92,735	(47,078)
Unrealized gain (loss) on derivatives, net of tax	10,168	(9,351)	(9,472)
Other income (loss), net of tax	(180)	352	(1,048)
Total other comprehensive income (loss), net of tax	17,711	83,736	(57,598)
Total comprehensive income	678,581	305,120	74,867
Comprehensive income (loss) attributable to non-controlling interest	1,081	(1,851)	(1,404)
Comprehensive income attributable to THOR Industries, Inc.	$677,500	$306,971	$76,271

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2021, 2020 and 2019
(amounts in thousands, except share and per share data)

					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2018	62,765,824	$6,277	$252,204	$2,022,988	$—	10,070,459	$(343,728)	$1,937,741	$—	$1,937,741
Net income (loss)	—	—	—	133,275	—	—	—	133,275	(810)	132,465
Restricted stock unit activity	167,591	16	1,286	—	—	55,975	(4,418)	(3,116)	—	(3,116)
Cash dividends $1.56 per common share	—	—	—	(84,139)	—	—	—	(84,139)	—	(84,139)
Stock compensation expense	—	—	18,950	—	—	—	—	18,950	—	18,950
Other comprehensive income (loss)	—	—	—	—	(57,004)	—	—	(57,004)	(594)	(57,598)
Cumulative effect of adoption of ASU no. 2014-09, net of tax	—	—	—	(5,450)	—	—	—	(5,450)	—	(5,450)
Acquisitions	2,256,492	226	143,942	—	—	—	—	144,168	12,207	156,375
Balance at July 31, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income (loss)	—	—	—	222,974	—	—	—	222,974	(1,590)	221,384
Restricted stock unit activity	206,624	21	557	—	—	71,341	(3,763)	(3,185)	—	(3,185)
Cash dividends $1.60 per common share	—	—	—	(88,318)	—	—	—	(88,318)	—	(88,318)
Stock compensation expense	—	—	19,889	—	—	—	—	19,889	—	19,889
Other comprehensive income (loss)	—	—	—	—	83,997	—	—	83,997	(261)	83,736
Acquisitions	—	—	—	—	—	—	—	—	16,835	16,835
Balance at July 31, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income (loss)	—	—	—	659,872	—	—	—	659,872	998	660,870
Restricted stock unit activity	255,039	25	(6,860)	—	—	87,554	(8,317)	(15,152)	—	(15,152)
Cash dividends $1.64 per common share	—	—	—	(90,801)	—	—	—	(90,801)	—	(90,801)
Stock compensation expense	—	—	30,514	—	—	—	—	30,514	—	30,514
Other comprehensive income (loss)	—	—	—	—	17,628	—	—	17,628	83	17,711
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(605)	(605)
Balance at July 31, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 2021, 2020 and 2019
(amounts in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$660,870	$221,384	$132,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,398	98,933	73,139
Amortization of intangibles	117,183	97,234	75,638
Amortization of debt issuance costs	15,407	10,743	6,189
Impairment charges	—	10,057	—
Foreign currency forward contract loss	—	—	70,777
Deferred income tax benefit	(9,026)	(11,212)	(9,059)
Loss on disposition of property, plant and equipment	1,136	3,990	739
Stock-based compensation expense	30,514	19,889	18,950
Changes in assets and liabilities:
Accounts receivable	(234,693)	(115,232)	136,145
Inventories	(538,756)	133,290	283,311
Prepaid income taxes, expenses and other	(32,717)	18,427	(13,114)
Accounts payable	229,173	60,469	(120,507)
Guarantee liabilities related to former EHG subsidiaries	—	—	(108,843)
Accrued liabilities and other	123,078	(14,059)	(46,612)
Long-term liabilities and other	50,915	7,028	8,801
Net cash provided by operating activities	526,482	540,941	508,019
Cash flows from investing activities:
Purchases of property, plant and equipment	(128,835)	(106,697)	(130,224)
Proceeds from dispositions of property, plant and equipment	1,950	27,677	2,732
Business acquisitions, net of cash acquired	(310,938)	—	(1,658,577)
Foreign currency forward contract payment related to business acquisition	—	—	(70,777)
Equity investment in joint venture	—	—	(6,500)
Other	9,330	(5,229)	(2,157)
Net cash used in investing activities	(428,493)	(84,249)	(1,865,503)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	—	—	2,095,018
Borrowings on revolving asset-based credit facilities	225,676	379,222	100,000
Payments on term-loan credit facilities	(59,700)	(274,963)	(242,919)
Payments on revolving credit facilities	(224,836)	(379,986)	(100,000)
Payments on unsecured notes	—	—	(84,728)
Payments on other debt	(13,950)	(14,493)	(70,319)
Payments of debt issuance costs	—	—	(70,176)
Cash dividends paid	(90,801)	(88,318)	(84,139)
Payments on finance lease obligations	(749)	(442)	(405)
Payments related to vesting of stock-based awards	(8,317)	(3,763)	(4,418)
Other	(15,761)	(10,173)	1,159
Net cash provided by (used in) financing activities	(188,438)	(392,916)	1,539,073
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,208)	26,325	(5,576)
Net increase (decrease) in cash and cash equivalents and restricted cash	(92,657)	90,101	176,013
Cash and cash equivalents and restricted cash, beginning of period	541,363	451,262	275,249
Cash and cash equivalents and restricted cash, end of period	448,706	541,363	451,262
Less: restricted cash	2,854	2,844	25,647
Cash and cash equivalents, end of period	$445,852	$538,519	$425,615
Supplemental cash flow information:
Income taxes paid	$226,527	$56,803	$87,813
Interest paid	$78,865	$101,784	$57,189
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$6,304	$3,458	$4,332
Common stock issued for business acquisition	$—	$—	$144,168

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2021, 2020 and 2019
(All Dollar, Euro and GBP amounts are presented in thousands, except share and per share data or as otherwise specified)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – THOR Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or “THOR”), that, combined, represent the world’s largest manufacturer of recreational vehicles by units sold and revenue. The Company manufactures a wide variety of RVs in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. Unless the context requires or indicates otherwise, all references to “THOR,” the “Company,” “we,” “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2021 and July 31, 2020, cash and cash equivalents of $260,101 and $260,876, respectively, were held by one U.S. financial institution. In addition, at July 31, 2021 and July 31, 2020, the equivalent of $111,215 and $174,077, respectively, was held in Euros at one European financial institution and $27,926 and $49,732, respectively, was held in Euros by a different European financial institution.

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

Fair Value of Financial Instruments – The fair value of long-term debt is discussed in Note 12 to the Consolidated Financial Statements.

Inventories – Inventories are determined on the first-in, first-out (“FIFO”) basis, with the remainder on the last-in, first-out (“LIFO”) basis. Inventories are stated at the lower of cost or net realizable value, except for inventories determined based on LIFO, which are stated at the lower of cost or market value. Manufacturing costs included in inventory include materials, labor, freight-in and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:
Buildings and improvements – 10 to 39 years
Machinery and equipment – 3 to 10 years
Rental vehicles – 6 years

Depreciation expense is recorded in cost of products sold, except for $22,409, $15,060 and $8,350 in fiscal 2021, 2020 and 2019, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Business Combinations – The Company accounts for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

Goodwill – Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company's reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit.

Long-lived and Intangible Assets – Property, plant and equipment and identifiable intangibles that are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Intangible assets consist of trademarks, dealer networks/customer relationships, design technology, backlog and non-compete agreements. Trademarks are amortized on a straight-line basis over 15 to 25 years. Dealer networks/customer relationships are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after backlog amortization is completed, if applicable. Design technology and non-compete agreements are amortized using the straight-line method over 2 to 15 years. Backlog is amortized using a straight-line basis over the associated fulfillment period, typically nine months or less.

Product Warranties – Estimated warranty costs are provided at the time of sale of the related products. See Note 11 to the Consolidated Financial Statements for further information.

Factored Accounts Receivable – Factored accounts receivable are receivables from sales to independent dealer customers of our European operations that have been sold to third-party finance companies that provide financing to those dealers. Certain of these sold receivables, which are subject to recourse and in which the Company retains an interest as a secured obligation, do not meet the definition of a true-sale, and were therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Liabilities related to factored receivables on the Consolidated Balance Sheets. During the fourth quarter of fiscal year 2021, the Company entered into revised agreements with certain of the third-party financing companies. These revised terms meet the applicable true-sale criteria under ASC 860 and therefore only those arrangements not meeting the applicable true-sale criteria remain as factored accounts receivable on the Consolidated Balance Sheet.

Insurance Reserves – Generally, the Company is self-insured for workers’ compensation, products liability and group medical insurance. Upon the exhaustion of the applicable deductibles or retentions, the Company maintains insurance coverage. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The liability for workers’ compensation claims is determined by the Company with the assistance of a third-party administrator and actuary using various state statutes and historical claims experience. Group medical reserves are estimated using historical claims experience. The Company has established a liability for product liability and personal injury occurrences based on historical data, known cases and actuarial information.

Revenue Recognition – Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied. The Company’s recreational vehicle and extruded aluminum contracts have a single performance obligation of providing the promised goods (recreational vehicles and extruded aluminum components), which is satisfied when control of the goods is transferred to the customer. Revenue from the sales of extruded aluminum components is generally recognized upon delivery to the customer’s location. The Company’s European recreational vehicle reportable segment includes vehicle sales to third party dealers as well as sales of new and used vehicles to end customers through our owned and operated dealership network of two dealerships.

For recreational vehicle sales, the Company recognizes revenue when its performance obligation has been satisfied and control of the product is transferred to the dealer, which generally aligns with shipping terms. Shipping terms vary depending on regional contracting practices. U.S. customers primarily contract under FOB shipping point terms. European customers generally contract on ExWorks (“EXW”) incoterms (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect). Under EXW incoterms, the performance obligation is satisfied and control is transferred at the point when the customer is notified that the vehicle is available for pickup. Customers do not have a right of return. All warranties provided are assurance-type warranties.

In addition to recreational vehicle sales, the Company’s European recreational vehicle reportable segment sells accessory items and provides repair services through our two owned dealerships. Each ordered item represents a distinct performance obligation satisfied when control of the good is transferred to the customer. Service and repair contracts with customers are short term in nature and are recognized when the service is complete.

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2021 and fiscal 2020, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

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

Advertising Costs – Advertising costs, which consist primarily of trade shows, are expensed as incurred, and were $44,638, $67,019 and $38,643 in fiscal 2021, 2020 and 2019, respectively.

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

Research and Development – Research and development costs are expensed when incurred and totaled $26,775, $19,123 and $9,381 in fiscal 2021, 2020 and 2019, respectively.

Stock-Based Compensation – The Company records compensation expense based on the fair value of stock-based awards, including restricted stock and performance stock units, on a straight-line basis over the requisite service period, which is generally three years. Stock-based compensation expense is recorded net of estimated forfeitures, which is based on historical forfeiture rates over the vesting period of employee awards.

Earnings Per Share – Basic earnings per common share (“EPS”) is computed by dividing net income attributable to THOR Industries, Inc. by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to THOR Industries, Inc. by the weighted-average number of common shares outstanding assuming dilution. The difference between basic EPS and diluted EPS is the result of unvested restricted stock units and performance stock units as follows:

	2021	2020	2019
Weighted-average shares outstanding for basic earnings per share	55,333,959	55,172,694	53,905,667
Unvested restricted stock units and performance stock units	353,294	224,682	121,019
Weighted-average shares outstanding assuming dilution	55,687,253	55,397,376	54,026,686
The Company excluded 233,395 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution at July 31, 2019. Antidilutive unvested restricted stock units and performance stock units excluded from the July 31, 2021 and July 31, 2020 calculations were not material.

Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The optional expedients and exceptions are available for all entities as of March 12, 2020, through December 31, 2022. The Company adopted ASU 2020-04, effective March 12, 2020. While there was no impact to the Company’s consolidated financial statements at the time of adoption, the impact of this ASU will ultimately depend on the terms of any future contract modification related to a change in reference rate, including potential future modifications to the Company’s debt facilities and cash flow hedges.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2 in the goodwill impairment test). Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess shall be recognized, not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. This ASU became effective for, and was adopted by, the Company in its fiscal year 2021 beginning on August 1, 2020. The impact of this ASU on the Company's consolidated financial statements will depend on the outcomes of future goodwill impairment tests.

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

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, subject to adjustment, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility. The total cash consideration to be paid is subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 18, 2020, which determination was finalized in the fourth quarter of fiscal 2021 and the adjustment was not material. The Tiffin Group operates as an independent operation in the same manner as the Company’s other recreational vehicle subsidiaries, and its motorized operations are aggregated within the Company’s motorized recreational vehicle reportable segment and its towable operations are aggregated within the Company’s towable recreational vehicle reportable segment. The Company purchased the Tiffin Group to complement its existing motorized and towable RV product offerings and North American independent dealer base.

The results of the Tiffin Group are included in the Company’s Consolidated Statements of Income and Comprehensive Income since the December 18, 2020 acquisition date. The Tiffin Group recorded net sales of $421,438 and net income before income taxes of $11,648 for the period from the date of acquisition through July 31, 2021. Net income before income taxes included a charge of $4,272 related to the step-up in assigned value of acquired Tiffin Group inventory that was included in cost of products sold in the current period, and also includes a charge of $6,656 for the amortization expense related to the acquired backlog and the other acquired amortizable intangible assets.

During the fiscal quarter end July 31, 2021, the Company made immaterial measurement period adjustments, primarily to deferred income taxes and goodwill, to better reflect the facts and circumstances that existed at the acquisition date. The following table summarizes the estimated fair values of the Tiffin Group net assets acquired on the acquisition date. The Company is in the process of finalizing the fair value analysis, but this analysis has not been fully completed. The provisional amounts included below, related to deferred income tax liabilities and certain accrued expenses, remain subject to potential adjustment. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

Cash	$13,074
Inventory	116,441
Other assets	53,860
Property, plant and equipment	48,262
Amortizable intangible assets:
Dealer network	92,200
Trademarks	32,100
Non-compete agreements	1,400
Backlog	4,800
Goodwill	65,064
Current liabilities	(81,423)
Deferred income tax liabilities	(37,263)
Other liabilities	(7,203)
Total fair value of net assets acquired	301,312
Less cash acquired	(13,074)
Total cash consideration for acquisition, less cash acquired	$288,238

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.8 years. The dealer networks were valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 18 to 20 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 20 years. Backlogs were valued based on the Discounted Cash Flow Method and were amortized on a straight-line basis over five to seven months. Generally, the goodwill recognized as a result of this transaction will be not deductible for tax purposes.

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

Effective March 23, 2020 the Company and thl reached an agreement (the “2020 Agreement”) whereby the Company agreed to pay thl $6,000 on August 1, 2020 and, in return, obtained additional ownership interest in Togo Group. In addition, certain assets or rights to assets historically owned by Togo Group were distributed to thl in exchange for a corresponding reduction in thl’s ownership interest in Togo Group. As a result of the 2020 Agreement, THOR obtained a 73.5% controlling interest in Togo Group and the power to direct the activities of Togo Group. Upon the effective date of the 2020 Agreement, the operating results, balance sheet accounts and cash flow activity of Togo Group were consolidated within the Company's Consolidated Financial Statements.

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

During the fiscal quarter ended July 31, 2020, the Company made immaterial measurement period adjustments primarily to deferred income taxes and goodwill to better reflect the facts and circumstances that existed at the 2020 Agreement effective date. The table below summarizes the final fair value of Togo Group assets acquired and liabilities assumed as of the 2020 Agreement effective date.

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

Prior to the March 23, 2020 effective date of the 2020 Agreement, the Company accounted for the equity method investment in Togo Group on a one-month lag. Beginning in the fiscal quarter ended April 30, 2020, that lag was eliminated. The impact of this change was not material to the Company's Consolidated Financial Statements. The Company's share of the loss from this investment recognized in the Company's 2020 fiscal year through the March 23, 2020 effective date of the 2020 Agreement was $6,884. The Company's share of the losses from this investment for the fiscal year ended July 31, 2019 were $8,798.

Erwin Hymer Group SE

On February 1, 2019, the Company acquired Erwin Hymer Group SE (“EHG”). EHG is headquartered in Bad Waldsee, Germany, and is one of the largest RV manufacturers in Europe. EHG is managed as a stand-alone operating entity that is included in the European recreational vehicle operating segment.

In fiscal 2020, the Company made measurement period adjustments primarily related to the estimated fair value of certain fixed assets, other receivables and deferred income tax assets to better reflect the facts and circumstances that existed at the acquisition date. These adjustments resulted in a decrease in fixed assets, an increase in other receivables, increases in deferred income tax assets, a decrease in deferred income tax liabilities and a net increase of goodwill of $1,282. The impact to our fiscal 2020 Consolidated Statement of Income and Comprehensive Income as a result of these measurement period adjustments was immaterial.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 17 years. The dealer network was valued based on the Discounted Cash Flow method and is amortized on an accelerated basis over 20 years. The trademarks and technology assets were valued on the Relief of Royalty method and are amortized on a straight-line basis over 20 years and 10 years, respectively. The backlog was valued based on the Discounted Cash Flow method and was amortized on a straight-line basis over a 5 month period. We recognized $1,009,754 of goodwill as a result of this transaction, of which approximately $311,000 is deductible for tax purposes.

In connection with the closing of the acquisition, THOR and EHG entered into an amendment to exclude EHG’s North American subsidiaries from the business operations acquired by THOR. The acquisition date balance sheet included guarantee liabilities related to the former EHG North American subsidiaries totaling $115,668. Historically, EHG had provided guarantees for certain of its former North American subsidiaries that were assumed by THOR in the acquisition and which related to bank loans, foreign currency derivatives, certain specified supplier contracts and dealer financing arrangements, as well as a specific lease agreement. All of these guarantee liabilities have been settled and there were no outstanding liabilities at July 31, 2021 or July 31, 2020.

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

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2021 acquisition of the Tiffin Group had occurred at the beginning of fiscal 2020, the fiscal 2020 acquisition of the Togo Group had occurred at the beginning of fiscal 2019 and the fiscal 2019 acquisition of EHG had occurred at the beginning of fiscal 2018. The disclosure of pro forma net sales and earnings does not purport to indicate the results that would actually have been obtained had the acquisition been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net sales	$12,581,282	$8,870,746	$9,067,750
Net income	$667,308	$223,861	$136,831
Basic earnings per common share	$12.06	$4.06	$2.54
Diluted earnings per common share	$11.98	$4.04	$2.53

The pro forma earnings for the fiscal year ended July 31, 2019 were adjusted to exclude $114,866 of acquisition-related costs. Fiscal 2019 also excludes $61,418 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. EHG’s historical net income included in the total above includes nonrecurring charges related to its former North American operations in the amount of $52,501 during the fiscal year ended July 31, 2019. These charges primarily consist of EHG’s guarantees to third parties for certain North American subsidiary obligations and the impairment of loan receivables due to EHG from their former North American subsidiaries.

3.BUSINESS SEGMENTS

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European.

The North American towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), KZ (including Venture RV) and Tiffin Group (namely, Vanleigh RV). The North American motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach), Thor Motor Coach and Tiffin Group (primarily Tiffin Motorhomes, Inc.). The European recreational vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of towable and motorized recreational vehicles, including motorcaravans, caravans and campervans in eight primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, including Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

The operations of the Company’s Postle and Togo Group subsidiaries are included in “Other,” which is a non-reportable segment. Net sales included in Other relate primarily to the sale of aluminum extrusions and specialized component products. Intercompany eliminations adjust for Postle sales to the Company’s North American towable and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of extrusion components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by THOR’s U.S.-based operating subsidiaries.

	2021	2020	2019
NET SALES:
Recreational vehicles
North American Towables	$6,221,928	$4,140,482	$4,558,451
North American Motorized	2,669,391	1,390,098	1,649,329
Total North America	8,891,319	5,530,580	6,207,780
European	3,200,079	2,485,391	1,486,978
Total recreational vehicles	12,091,398	8,015,971	7,694,758
Other	373,174	234,481	263,374
Intercompany eliminations	(147,192)	(82,519)	(93,374)
Total	$12,317,380	$8,167,933	$7,864,758

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$658,964	$336,207	$322,228
North American Motorized	202,057	71,943	80,910
Total North America	861,021	408,150	403,138
European	116,576	9,850	(5,946)
Total recreational vehicles	977,597	418,000	397,192
Other, net	57,674	27,751	29,086
Corporate	(190,690)	(172,855)	(241,612)
Total	$844,581	$272,896	$184,666

	2021	2020
TOTAL ASSETS:
Recreational vehicles
North American Towables	$1,870,577	$1,529,913
North American Motorized	1,073,506	480,225
Total North America	2,944,083	2,010,138
European	2,975,821	3,102,071
Total recreational vehicles	5,919,904	5,112,209
Other, net	272,350	212,378
Corporate	461,834	446,873
Total	$6,654,088	$5,771,460

	2021	2020	2019
DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:
Recreational vehicles
North American Towables	$66,078	$66,042	$67,751
North American Motorized	23,153	14,202	13,831
Total North America	89,231	80,244	81,582
European	127,432	103,671	54,881
Total recreational vehicles	216,663	183,915	136,463
Other, net	12,220	10,488	10,647
Corporate	1,698	1,764	1,667
Total	$230,581	$196,167	$148,777

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towables	$35,816	$27,219	$69,321
North American Motorized	22,230	12,603	17,179
Total North America	58,046	39,822	86,500
European	66,930	62,165	35,653
Total recreational vehicles	124,976	101,987	122,153
Other, net	5,620	2,664	3,493
Corporate	1,085	1,172	1,599
Total	$131,681	$105,823	$127,245

DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$8,462,652	$5,296,482	$5,803,373
Germany	1,977,808	1,494,419	836,151
Other Europe	1,189,747	966,023	636,105
Canada	638,118	377,053	561,172
Other foreign	49,055	33,956	27,957
Total	$12,317,380	$8,167,933	$7,864,758

	2021	2020
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$626,375	$564,171
Germany	460,446	444,981
Other Europe	95,266	93,220
Other	3,044	5,277
Total	$1,185,131	$1,107,649

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

The fair value of our derivative instruments designated as cash flow hedges and the associated notional amounts, presented on a pre-tax basis, were as follows:

	July 31, 2021		July 31, 2020
Cash Flow Hedges	Notional	Fair Value in Other Current Liabilities	Notional	Fair Value in Other Current Liabilities
Foreign currency forward contracts	$41,899	$88	$—	$—
Interest rate swap agreements	482,138	11,420	673,400	24,840
Total derivative financial instruments	$524,037	$11,508	$673,400	$24,840

Foreign currency forward contracts outstanding at July 31, 2021 are used to exchange British Pounds Sterling ("GBP") for Euro. The total notional value of these contracts, including designated hedges and other contracts not designated, at July 31, 2021 is 30,000 GBP ($41,899), and these contracts have various maturity dates through January 31, 2022.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt. As of July 31, 2021, the outstanding swaps had notional contract values of $482,138, partially hedging the interest rate risk related to the Company's U.S. dollar term loan tranche that matures in February 2026.

Cash Flow Hedges

The Company has used foreign currency forward contracts to hedge the effect of certain foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including foreign currency denominated sales. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the determination of net income as the underlying exposure being hedged. Foreign currency forward contracts accounted for as cash flow hedges and outstanding at July 31, 2021 mature over the next six months.

The Company has entered into interest rate swap agreements to manage certain of its interest rate exposures. During fiscal 2019, the Company entered into pay-fixed, receive-floating interest rate swap agreements, totaling $900,000 in initial value, in order to hedge against interest rate risk relating to the Company’s floating rate debt agreements. The $900,000 in initial value declines quarterly over the initial 4.5 year term of the swaps. The interest rate swaps are designated as cash flow hedges of the expected interest payments related to the Company’s LIBOR-based floating rate debt. Amounts initially recorded in AOCI are reclassified to interest expense over the life of the debt as the forecasted interest transactions occur.

Net Investment Hedges

The Company designates a portion of its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and determined to be effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustments were $(1,943), $(25,915) and $7,780 for the fiscal years ended July 31, 2021, July 31, 2020 and July 31, 2019, respectively.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the fiscal years ended July 31, 2021, July 31, 2020 and July 31, 2019.

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

The Company also has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $32,466 and a fair value of $1,948 which is included in Other current liabilities in the Consolidated Balance Sheet as of July 31, 2021. These other derivative instruments had a notional amount totaling approximately $34,862 and a fair value of $1,824 as of July 31, 2020. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments for the fiscal years ended July 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (loss) recognized in Other comprehensive income (loss), net of tax
Foreign currency forward contracts	$(63)	$—	$129
Interest rate swap agreements (1)	10,231	(9,351)	(9,396)
Total gain (loss)	$10,168	$(9,351)	$(9,267)

(1)Other comprehensive income (loss), net of tax, before reclassification from AOCI was $340, $(15,265) and $(9,320) for fiscal years 2021, 2020 and 2019, respectively.

	2021
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(1,050)	$—
Interest rate swap agreements	—	(9,891)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	(85)
Total gain (loss)	$(1,050)	$(9,976)

	2020
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(386)	$—
Interest rate swap agreements	—	(5,914)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	(376)
Total gain (loss)	$(386)	$(6,290)

	2019
	Sales	Acquisition-Related Costs	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$129	$—	$—
Interest rate swap agreements	—	—	76
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	—	(70,777)	—
Interest rate swap agreements	—	—	(438)
Total gain (loss)	$129	$(70,777)	$(362)

5.INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2021	July 31, 2020
Finished goods—RV	$114,843	$152,297
Finished goods—other	57,810	44,779
Work in process	376,594	128,181
Raw materials	602,106	302,813
Chassis	292,921	135,194
Subtotal	1,444,274	763,264
Excess of FIFO costs over LIFO costs	(74,890)	(46,959)
Total inventories, net	$1,369,384	$716,305

Of the $1,444,274 and $763,264 of inventories at July 31, 2021 and July 31, 2020, $946,767 and $512,165, respectively, was valued on the first-in, first-out (“FIFO”) method, and $497,507 and $251,099, respectively, was valued on the last-in, first-out (“LIFO”) basis.

6.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 31, 2021	July 31, 2020
Land	$142,746	$136,200
Buildings and improvements	837,065	760,986
Machinery and equipment	523,714	438,985
Rental vehicles	75,449	83,534
Lease right-of-use assets – operating	42,601	33,609
Lease right-of-use assets – finance	7,010	3,672
Total cost	1,628,585	1,456,986
Less accumulated depreciation	(443,454)	(349,337)
Property, plant and equipment, net	$1,185,131	$1,107,649

See Note 15 to the Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.INTANGIBLE ASSETS AND GOODWILL

The components of amortizable intangible assets are as follows:

	July 31, 2021		July 31, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	$861,562	$327,751	$766,198	$252,320
Trademarks	311,208	62,675	275,775	47,743
Design technology and other intangibles	215,956	62,237	213,468	40,654
Non-compete agreements	1,400	292	—	—
Total amortizable intangible assets	$1,390,126	$452,955	$1,255,441	$340,717

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2022	$124,151
For the fiscal year ending July 31, 2023	105,779
For the fiscal year ending July 31, 2024	95,960
For the fiscal year ending July 31, 2025	87,817
For the fiscal year ending July 31, 2026	79,049
For the fiscal year ending July 31, 2027 and thereafter	444,415
$937,171

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

The Company completed its annual goodwill impairment test for fiscal 2021 as of May 31, 2021, and no impairment was identified. There were no impairments of goodwill during fiscal 2020 or 2019 other than the impairment of $1,036 noted above.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2021 and July 31, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of July 31, 2019	$334,822	$—	$980,339	$42,871	$1,358,032
Fiscal year 2020 activity:
Goodwill acquired	—	—	—	62,366	62,366
Measurement period adjustment	—	—	1,282	(411)	871
Foreign currency translation and other	—	—	56,308	—	56,308
Impairment charge	(1,036)				(1,036)
Net balance as of July 31, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal year 2021 activity:
Goodwill acquired	18,845	43,491	—	17,882	80,218
Measurement period adjustment	(7,656)	10,384	—	—	2,728
Foreign currency translation and other	—	—	3,768	—	3,768
Net balance as of July 31, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255

The components of the goodwill balances as of July 31, 2021 and July 31, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$355,124	$71,127	$1,041,697	$122,708	$1,590,656
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$343,935	$17,252	$1,037,929	$104,826	$1,503,942
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541

8.CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 13.0% of the Company’s consolidated net sales in fiscal 2021 and approximately 15.0% and 18.5% in fiscal 2020 and fiscal 2019, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for approximately 15.0% of the Company’s consolidated trade accounts receivable at July 31, 2021 and approximately 18.0% at July 31, 2020. The loss of this dealer could have a material effect on the Company’s business.

9.EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $2,081 in fiscal 2021, $2,987 in fiscal 2020 and $3,197 in fiscal 2019.

The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and the Company then invests the funds in a combination of corporate-owned life insurance ("COLI") and mutual fund investments held by the Company. The employee deferrals and the results and returns of the investments selected by the participants, which totaled $84,588 at July 31, 2021 and $61,290 at July 31, 2020, are recorded as Other long-term liabilities in the Consolidated Balance Sheets. Investments held by the Company are accounted for at cash surrender value for COLI and at fair value for mutual fund investments. Both types of company-owned assets, which in total approximate the same value as the plan liabilities, are reported as Other long-term assets on the Consolidated Balance Sheets. Changes in the value of the plan assets are reflected within Other income (expense), net on the Consolidated Statements of Income and Comprehensive Income. Changes in the value of the liability are reflected within Selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The Company does not make contributions to the deferred compensation plan.

The Company also incurred costs related to certain pension obligations from post-employment defined benefit plans to certain current and former employees of the European segment. A significant portion of these plans are not available to new hires. Total expense for these plans in fiscal 2021, fiscal 2020 and fiscal 2019, and the pension plan assets and obligations at July 31, 2021 and July 31, 2020, were immaterial.

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

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2021 and July 31, 2020 are as follows:

	Input Level	July 31, 2021	July 31, 2020
Cash equivalents	Level 1	$204	$227,154
Deferred compensation plan mutual fund assets	Level 1	$51,085	$47,327
Deferred compensation plan liabilities	Level 1	$84,588	$61,290
Foreign currency forward contract liability	Level 2	$88	$—
Interest rate swap liabilities	Level 2	$13,369	$26,664

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
Changes in our product warranty liabilities during the indicated periods are as follows:

	2021	2020	2019
Beginning balance	$252,869	$289,679	$264,928
Provision	261,851	198,873	233,927
Payments	(258,624)	(238,590)	(251,071)
Acquisition	11,032	—	43,329
Foreign currency translation	492	2,907	(1,434)
Ending balance	$267,620	$252,869	$289,679

12.LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2021	July 31, 2020
Term loan	$1,540,013	$1,597,091
Unsecured notes	29,728	29,620
Other debt	70,952	84,500
Total long-term debt	1,640,693	1,711,211
Debt issuance costs, net of amortization	(33,461)	(44,563)
Total long-term debt, net of debt issuance costs	1,607,232	1,666,648
Less: current portion of long-term debt	(12,411)	(13,817)
Total long-term debt, net, less current portion	$1,594,821	$1,652,831

The Company is a party to a seven-year term loan (“term loan”) agreement, which originally consisted of both a United States dollar-denominated term loan tranche of $1,386,434 and a Euro-denominated term loan tranche of 617,718 Euro ($708,584 at closing date exchange rate), and a $750,000 asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL originally matured on February 1, 2024. Effective September 1, 2021, the ABL facility limit has been increased to $1,000,000, and the maturity date extended to September 1, 2026, as discussed in the Note 19 to the Consolidated Financial Statements.

Under the term loan, both the U.S. and Euro tranches required annual principal payments of 1.00% of the initial term loan balance, payable quarterly in 0.25% installments starting on May 1, 2019. As of July 31, 2021, however, the Company had made sufficient payments on both the U.S. and Euro tranches to fulfill all annual principal payment requirements over the term of the loan.

Borrowings under the U.S. term loan originally bore interest at LIBOR or Alternate Base Rate ("ABR" as defined in the term loan facility agreement) plus an applicable margin of 3.75% for LIBOR-based loans or 2.75% for ABR-based loans. Interest on the Euro portion of the term loan was originally at EURIBOR (subject to a 0.00% floor) plus 4.00%. On March 25, 2021, the Company repriced its term loan debt, which resulted in reductions of the interest rate spread included in the overall interest rates on the Company’s U.S. term loan tranche and the Euro term loan tranche of 0.75% and 1.00%, respectively. Interest is payable quarterly for ABR-based loans and monthly for LIBOR and EURIBOR-based loans.

As of July 31, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.125%, but the interest rate on $482,138 of that balance was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2020, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.938%, but the interest rate on $673,400 of that balance was fixed at 6.216% through the March 18, 2019 interest rate swap noted above. The total interest rate on the July 31, 2021 outstanding Euro term loan tranche balance of $598,113 was 3.00%, and the total interest rate on the July 31, 2020 outstanding Euro term loan tranche balances of $655,191 was 4.00%.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2021 or fiscal 2020. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances). The Company may add one or more incremental term loan facilities to the term loan, subject to obtaining commitments from any participating lenders and certain other conditions.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.75%, or LIBOR plus 1.25% to 1.75%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.25% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty. There were no borrowings outstanding on the ABL agreement as of July 31, 2021 and July 31, 2020.

The ABL contains a financial covenant which requires the Company to maintain a minimum consolidated fixed-charge coverage ratio of 1.0X, although the covenant is only applicable when adjusted excess availability falls below a threshold of the greater of a) 10% of the lesser of the borrowing base availability or the revolver line total, or b) $60,000. Up to $75,000 of the ABL is available for the issuance of letters of credit, and up to $75,000 is available for swing-line loans. The Company may also increase commitments under the ABL by up to $150,000 by obtaining additional commitments from lenders and adhering to certain other conditions.

The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2021 eligible receivable and inventory balances and net of amounts drawn, if any, totaled approximately $720,000.

The unsecured notes of 25,000 Euro ($29,728) at July 31, 2021 relate to long-term debt of our European segment. There are two series, 20,000 Euro ($23,782) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,946) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 1.40% to 3.43%. The Company considers cash pledged as collateral against real estate loans or certain revolving debt obligations within its European rental fleet obligations to be restricted cash.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2022	$12,411
For the fiscal year ending July 31, 2023	12,194
For the fiscal year ending July 31, 2024	12,321
For the fiscal year ending July 31, 2025	35,979
For the fiscal year ending July 31, 2026	1,543,267
For the fiscal year ending July 31, 2027 and thereafter	24,521
$1,640,693
The March 25, 2021 term loan debt repricing noted above was evaluated on a creditor-by-creditor basis to determine whether modification or extinguishment accounting was required under the provisions of ASC 470-50. Extinguishment accounting was applied to a small percentage of the creditors that were deemed to have a substantial difference in terms based on an analysis of the present values of cash flows before and after the repricing. As a result, the Company recorded a debt extinguishment charge of $4,688 in fiscal 2021. This charge is classified as interest expense in the Company’s Consolidated Statements of Income and Comprehensive Income. For the majority of the creditors, the debt repricing was accounted for as a modification.

In fiscal 2019, the Company incurred fees ("2019 fees") totaling $56,166 and $14,010 to secure the term loan and ABL, respectively, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company also incurred and capitalized an insignificant amount of creditor fees related to the March 25, 2021 repricing of its term loan noted above, to be amortized over the remaining life of the term loan.

For fiscal 2021, interest expense on the term loan, ABL and other debt facilities was $76,072. In addition, the Company recorded total charges related to the amortization of the term loan and ABL fees, which are classified as interest expense, of $15,407 for fiscal 2021, which included $4,688 of debt extinguishment charge related to the 2019 fees recorded as a result of the debt repricing noted above. The unamortized balance of the ABL facility fees was $7,005 at July 31, 2021 and is included in Other long-term assets in the Consolidated Balance Sheets.

For fiscal 2020, interest expense on the term loan, ABL and other debt facilities was $93,475. In addition, the Company recorded total charges related to the amortization of the term loan and ABL fees, which are classified as interest expense, of $10,743 for fiscal 2020. The unamortized balance of the ABL facility fees was $9,807 at July 31, 2020 and is included in Other long-term assets in the Consolidated Balance Sheets.

For fiscal 2019, interest expense on the term loan, ABL and other debt facilities was $56,932. In addition, the Company recorded total charges related to the amortization of the term loan and ABL fees, which are classified as interest expense, of $5,404 for fiscal 2019. Interest expense for fiscal 2019 also included $785 of amortization expense of capitalized debt fees related to the Company’s previous asset-based credit agreement that was terminated on February 1, 2019.

The fair value of the Company's term loan debt at July 31, 2021 and July 31, 2020 was $1,551,141 and $1,565,866, respectively. The carrying value of the Company’s term loan debt, excluding debt issuance costs, was $1,540,013 and $1,597,091 at July 31, 2021 and July 31, 2020, respectively. The fair value of the Company’s debt is primarily estimated using Level 2 inputs as defined by ASC 820. The fair value of other debt held by the Company approximates carrying value.

13.INCOME TAXES

The sources of earnings before income taxes are as follows:

	For the Fiscal Year Ended July 31,
	2021	2020	2019
United States	$725,262	$258,483	$200,859
Foreign	119,319	14,413	(16,193)
Total	$844,581	$272,896	$184,666

The components of the provision for income taxes are as follows:

	For the Fiscal Year Ended July 31,
Income Taxes:	2021	2020	2019
U.S. Federal	$148,706	$49,494	$48,757
U.S. state and local	26,344	9,891	5,921
Foreign	17,571	1,842	6,611
Total current expense	192,621	61,227	61,289
U.S. Federal	162	6,472	10,862
U.S. state and local	(365)	(197)	(36)
Foreign	(8,707)	(15,990)	(19,914)
Total deferred expense (benefit)	(8,910)	(9,715)	(9,088)
Total income tax expense	$183,711	$51,512	$52,201

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act includes several changes impacting businesses, including, but not limited to, enhanced business interest deductibility, net operating loss ("NOL") carryback provisions, payroll tax deferral provisions and employee retention tax credits. The Company determined that the impacts of the CARES Act are not material to the Consolidated Financial Statements.

On March 11, 2021, the American Rescue Plan Act (the "Act") was signed into law. The Act includes several changes impacting business, including, but not limited to, insurance premium subsidies, extension of employee retention tax credits and amendments to deductible compensation. The Company determined that the impacts of the Act are not material to the Consolidated Financial Statements.

The differences between income tax expense at the federal statutory rate and the actual income tax expense are as follows:

	For the Fiscal Year Ended July 31,
	2021	2020	2019
Provision at federal statutory rate	$177,362	$57,308	$38,779
Differences between U.S. federal statutory and foreign tax rates	(16,857)	(50,898)	1,478
Foreign currency remeasurement (gains) losses	1,595	30,246	(12,942)
U.S. state and local income taxes, net of federal benefit	20,407	7,616	4,642
Nondeductible compensation	6,418	2,249	2,401
Nondeductible acquisition costs	—	—	3,031
Nondeductible foreign currency forward contract loss on acquisition	—	—	14,863
Federal income tax credits and incentives	(3,530)	(1,738)	(3,373)
Change in uncertain tax positions	1,209	1,101	1,279
Other	(2,893)	5,628	2,043
Total income tax expense	$183,711	$51,512	$52,201

A summary of the deferred income tax balances is as follows:

	July 31,
	2021	2020
Deferred income tax asset (liability):
Inventory basis	$3,158	$1,000
Employee benefits	10,485	7,353
Self-insurance reserves	6,949	4,923
Accrued product warranties	53,258	53,586
Accrued incentives	4,403	4,316
Sales returns and allowances	934	1,027
Accrued expenses	7,496	6,733
Property, plant and equipment	(36,662)	(28,438)
Operating leases	10,615	9,110
Deferred compensation	19,260	15,876
Intangibles	(173,360)	(147,423)
Net operating loss and other carryforwards	38,669	32,877
Unrealized loss	609	4,892
Unrecognized tax benefits	3,946	3,046
Other	(4,949)	4,558
Valuation allowance	(17,193)	(18,500)
Deferred income tax (liability), net	$(72,382)	$(45,064)

Deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowances recorded at July 31, 2021 and July 31, 2020 relate to certain foreign net operating loss carry forwards and other assets in foreign jurisdictions.

With the exception of foreign subsidiary investment basis differences not attributable to unrepatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2021, to not be indefinitely reinvested outside of the United States. As of July 31, 2021, the related income tax cost of the repatriation of foreign earnings is not material.

As of July 31, 2021, the Company has $2,972 of U.S. state tax credit carry forwards that expire from fiscal 2030-2031 which the Company expects to realize prior to expiration. At July 31, 2021, the Company had $75,407 of gross NOL carry forwards in certain foreign jurisdictions that will expire from fiscal 2023 to indefinite carryforward, of which $70,037 has been reserved with a valuation allowance and the remaining amount the Company expects to realize. In addition, the Company has $4,961 of gross U.S. state tax NOL carryforwards that expire from fiscal 2022-2041 that the Company does not expect to realize and therefore has been fully reserved with a valuation allowance.

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $13,631 for fiscal 2021, $11,606 for fiscal 2020 and $11,332 for fiscal 2019.

Changes in the unrecognized tax benefit during fiscal years 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Beginning balance	$14,238	$13,848	$13,004
Tax positions related to prior years:
Additions	72	73	—
Reductions	(277)	(129)	(263)
Tax positions related to current year:
Additions	4,346	1,966	2,062
Settlements	(3,363)	—	(773)
Lapses in statute of limitations	(2,701)	(1,520)	(918)
Tax positions acquired	4,710	—	736
Ending balance	$17,025	$14,238	$13,848

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2021 and July 31, 2020 were $2,967 and $2,516, respectively. The total amount of interest and penalties expense recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2021, July 31, 2020 and July 31, 2019 were $238, $544 and $454, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2021	2020
Unrecognized tax benefits	$17,025	$14,238
Reduction to unrecognized tax benefits which offset tax credit and loss carryforwards	(725)	(809)
Accrued interest and penalties	2,967	2,516
Total unrecognized tax benefits	$19,267	$15,945

Short-term, included in “Income and other taxes”	$3,423	$3,180
Long-term	15,844	12,765
Total unrecognized tax benefits	$19,267	$15,945

The Company anticipates a decrease of approximately $4,600 in unrecognized tax benefits and $1,600 in interest during fiscal 2022 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

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

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Exam

United States – Federal	Fiscal 2018 – Fiscal 2020

United States – State	Fiscal 2018 – Fiscal 2020

Germany	Fiscal 2016 – Fiscal 2019

France	Fiscal 2017 – Fiscal 2019

Italy	Fiscal 2016 – Fiscal 2020

United Kingdom	Fiscal 2020

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2021 and July 31, 2020 were $1,821,012 and $1,876,922, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $6,023 and $7,747 as of July 31, 2021 and July 31, 2020, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

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

A product recall has been issued recently related to certain purchased parts utilized in certain of our products. The Company expects to be reimbursed for the costs it will incur related to this recall and does not believe there will be a material, adverse impact to our results of operations and cash flows due to this matter.

15.LEASES

The Company has operating leases primarily for land, buildings and equipment and has various finance leases for certain land and buildings principally expiring through 2035.

Certain of the Company's leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the fiscal years ended July 31, 2021 and July 31, 2020 were as follows:

	Fiscal Year Ended July 31,
	2021	2020
Operating lease cost	$18,140	$12,580
Finance lease cost
Amortization of right-of-use assets	662	544
Interest on lease liabilities	520	531
Total lease cost	$19,322	$13,655

Other information related to leases was as follows:

	Fiscal Year Ended July 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,054	$12,487
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,636	$4,655
Finance leases	$4,000	$—

	July 31,
Supplemental Balance Sheet Information	2021	2020
Operating leases:
Operating lease right-of-use assets	$42,601	$33,609

Operating lease liabilities
Other current liabilities	$8,944	$5,343
Other long-term liabilities	33,923	28,456
Total operating lease liabilities	$42,867	$33,799

Finance leases:
Finance lease right-of-use assets	$7,010	$3,672

Finance lease liabilities
Other current liabilities	$1,081	$505
Other long-term liabilities	4,694	4,743
Total finance lease liabilities	$5,775	$5,248

	July 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	11.1 years	13.6 years
Finance leases	5.1 years	6.8 years
Weighted-average discount rate
Operating leases	3.2%	3.4%
Finance leases	8.9%	9.7%

Future minimum rental payments required under operating and finance leases as of July 31, 2021 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2022	$13,923	$1,555
For the fiscal year ending July 31, 2023	10,576	1,578
For the fiscal year ending July 31, 2024	7,763	1,059
For the fiscal year ending July 31, 2025	5,188	1,083
For the fiscal year ending July 31, 2026	3,530	1,107
For the fiscal year ending July 31, 2027 and thereafter	18,267	954
Total future lease payments	$59,247	$7,336
Less: amount representing interest	(16,380)	(1,561)
Total reported lease liability	$42,867	$5,775

Rent expense for the fiscal year ended July 31, 2019 was $8,825.

16.STOCKHOLDERS’ EQUITY

The Board and the shareholders approved the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”). The maximum number of shares issuable under the 2016 Equity and Incentive Plan is 2,000,000. As of July 31, 2021, the remaining shares available to be granted under the 2016 Equity and Incentive Plan is 652,144. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

Under the Company's program to award restricted stock units (the "RSU program"), the Compensation and Development Committee of the Board generally approves awards each October related to the financial performance of the most recently completed fiscal year. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Nominating and Governance Committee of the Board has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

The fair value of the employee and Board member restricted stock units is determined using the Company’s stock price on the date of grant.

In September 2019, the Board approved an equity compensation program for certain members of the Company’s executive management. Under this program, a portion of their equity compensation is determined based on performance related to targets set for both the Company’s return on invested capital and free cash flow during a multi-year measurement period. These performance stock unit (“PSU”) awards are based on a sliding scale of actual performance against relevant goals within a range of fifty percent (50%) to one hundred fifty percent (150%) of the target. Performance below the fifty percent (50%) threshold results in no earned shares, while performance above the one hundred fifty percent (150%) level results in an award of shares equal to two times the amount of target shares. In deriving the number of shares earned, if any, both performance metrics are weighted equally. Following the measurement period, in accordance with actual achievement and certification of performance metrics, fully vested shares of common stock are issued to the award recipients. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and expensed over the applicable measurement period based on the extent to which achievement of the performance metrics is probable.

Total stock-based expense recognized in fiscal 2021, 2020 and 2019 for these RSU and PSU awards totaled $30,514, $19,889 and $18,950, respectively. The fair value of the RSU shares that vested in fiscal 2021, 2020 and 2019 totaled $24,226, $10,906 and $13,227, respectively.

A summary of restricted stock unit and performance stock unit activity during fiscal 2021, 2020 and 2019 is included below:

	2021		2020		2019
	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	641,410	$65.28	451,563	$91.08	328,431	$101.97
Granted	338,073	81.41	407,151	50.78	310,924	79.12
Vested	(255,039)	76.97	(206,624)	92.87	(167,591)	90.23
Forfeited	(7,959)	67.90	(10,680)	69.66	(20,201)	91.11
Nonvested, end of year	716,485	$68.70	641,410	$65.28	451,563	$91.08

At July 31, 2021 there was $19,448 of total unrecognized compensation costs related to restricted stock unit and performance stock unit awards that are expected to be recognized over a weighted-average period of 1.81 years.

The Company recognized a tax benefit related to total stock-based compensation expense of $3,532, $4,775 and $4,550 in fiscal 2021, 2020 and 2019, respectively.

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

	2021	2020	2019
NET SALES:
Recreational vehicles
North American Towables
Travel Trailers and Other	$3,791,235	$2,449,239	$2,710,308
Fifth Wheels	2,430,693	1,691,243	1,848,143
Total North American Towables	6,221,928	4,140,482	4,558,451
North American Motorized
Class A	1,052,982	495,520	761,176
Class C	1,266,624	776,191	824,449
Class B	349,785	118,387	63,704
Total North American Motorized	2,669,391	1,390,098	1,649,329
Total North American	8,891,319	5,530,580	6,207,780
European
Motorcaravan	1,779,906	1,505,353	960,155
Campervan	779,755	433,398	201,089
Caravan	292,708	273,475	172,144
Other RV-related	347,710	273,165	153,590
Total European	3,200,079	2,485,391	1,486,978
Total recreational vehicles	12,091,398	8,015,971	7,694,758
Other, primarily aluminum extruded components	373,174	234,481	263,374
Intercompany eliminations	(147,192)	(82,519)	(93,374)
Total	$12,317,380	$8,167,933	$7,864,758

18.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated OCI (“AOCI”) by component were as follows:

	2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138
OCI before reclassifications	7,640	(1,100)	(180)	6,360	83	6,443
Income taxes associated with OCI before reclassifications (1)	—	327	—	327	—	327
Amounts reclassified from AOCI	—	14,433	—	14,433	—	14,433
Income taxes associated with amounts reclassified from AOCI	—	(3,492)	—	(3,492)	—	(3,492)
OCI, net of tax for the fiscal year	7,640	10,168	(180)	17,628	83	17,711
AOCI, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849

	2020
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(46,484)	$(9,472)	$(1,048)	$(57,004)	$(594)	$(57,598)
OCI before reclassifications	92,996	(20,557)	352	72,791	(261)	72,530
Income taxes associated with OCI before reclassifications (1)	—	4,906	—	4,906	—	4,906
Amounts reclassified from AOCI	—	8,180	—	8,180	—	8,180
Income taxes associated with amounts reclassified from AOCI	—	(1,880)	—	(1,880)	—	(1,880)
OCI, net of tax for the fiscal year	92,996	(9,351)	352	83,997	(261)	83,736
AOCI, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138

	2019
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$—	$—	$—	$—	$—	$—
OCI before reclassifications	(44,090)	(12,184)	(1,048)	(57,322)	(594)	(57,916)
Income taxes associated with OCI before reclassifications (1)	(2,394)	2,917	—	523	—	523
Amounts reclassified from AOCI	—	(279)	—	(279)	—	(279)
Income taxes associated with amounts reclassified from AOCI	—	74	—	74	—	74
AOCI, net of tax	$(46,484)	$(9,472)	$(1,048)	$(57,004)	$(594)	$(57,598)
(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

19.SUBSEQUENT EVENTS

On September 1, 2021, the Company announced it completed the acquisition of Wichita, Kansas-based AirX Intermediate, Inc. ("Airxcel"). Airxcel manufactures a comprehensive line of high-quality RV products which they sell to original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The purchase price of $750,000 in cash is subject to standard post-closing adjustments, and was funded through a combination of cash-on-hand and $625,000 from the Company's ABL. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL from February 1, 2024 to September 1, 2026. The interest rate remains unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening its supply chain, diversifying its revenue sources and expanding opportunities to enter new product segments. Airxcel will operate as an independent operation in the same manner as the Company's other subsidiaries.

Due to the recent timing of the close of the acquisition, the Company has not yet allocated the purchase price to the fair value of the assets acquired and the liabilities assumed at the acquisition date.