Form 10-Q
period 2021-10-31
THOR INDUSTRIES INC
filed 2021-12-08
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2021.
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
Yes    ☐    No    ☑
As of November 29, 2021, 55,618,549 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2021	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$336,237	$445,852
Restricted cash	3,060	2,854
Accounts receivable, trade, net	1,095,970	796,489
Accounts receivable, other, net	70,403	153,443
Inventories, net	1,671,847	1,369,384
Prepaid income taxes, expenses and other	36,194	35,501
Total current assets	3,213,711	2,803,523
Property, plant and equipment, net	1,218,023	1,185,131
Other assets:
Goodwill	1,915,388	1,563,255
Amortizable intangible assets, net	1,298,289	937,171
Deferred income tax assets, net	1,288	41,216
Other	122,072	123,792
Total other assets	3,337,037	2,665,434
TOTAL ASSETS	$7,768,771	$6,654,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055,342	$915,045
Current portion of long-term debt	12,159	12,411
Short-term financial obligations	19,398	25,720
Accrued liabilities:
Compensation and related items	289,127	249,761
Product warranties	290,617	267,620
Income and other taxes	126,320	85,789
Promotions and rebates	105,209	128,869
Product, property and related liabilities	38,692	38,590
Dividends payable	23,917	—
Other	75,961	70,980
Total current liabilities	2,036,742	1,794,785
Long-term debt	2,232,266	1,594,821
Deferred income tax liabilities, net	149,811	113,598
Unrecognized tax benefits	19,925	15,844
Other liabilities	197,785	186,934
Total long-term liabilities	2,599,787	1,911,197
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,058,290 and 65,651,570 shares, respectively	6,606	6,565
Additional paid-in capital	473,775	460,482
Retained earnings	2,988,726	2,770,401
Accumulated other comprehensive income, net of tax	11,969	44,621
Less treasury shares of 10,438,198 and 10,285,329, respectively, at cost	(378,237)	(360,226)
Stockholders’ equity attributable to THOR Industries, Inc.	3,102,839	2,921,843
Non-controlling interests	29,403	26,263
Total stockholders’ equity	3,132,242	2,948,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,768,771	$6,654,088
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended October 31,
	2021	2020
Net sales	$3,958,224	$2,537,360
Cost of products sold	3,302,800	2,158,508
Gross profit	655,424	378,852
Selling, general and administrative expenses	295,883	181,763
Amortization of intangible assets	33,214	27,427
Interest income	193	318
Interest expense	20,913	24,276
Other income, net	7,235	615
Income before income taxes	312,842	146,319
Income tax provision	68,039	30,680
Net income	244,803	115,639
Less: Net income attributable to non-controlling interests	2,561	1,882
Net income attributable to THOR Industries, Inc.	$242,242	$113,757

Weighted-average common shares outstanding:
Basic	55,422,854	55,238,164
Diluted	55,790,712	55,554,682

Earnings per common share:
Basic	$4.37	$2.06
Diluted	$4.34	$2.05

Comprehensive income:
Net income	$244,803	$115,639
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(35,167)	(18,993)
Unrealized gain on derivatives, net of tax	2,355	3,332
Total other comprehensive income (loss), net of tax	(32,812)	(15,661)
Total Comprehensive income	211,991	99,978
Less: Comprehensive income attributable to non-controlling interests	2,401	1,995
Comprehensive income attributable to THOR Industries, Inc.	$209,590	$97,983

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net income	$244,803	$115,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	31,739	26,812
Amortization of intangible assets	33,214	27,427
Amortization of debt issuance costs	2,424	2,723
Deferred income tax (benefit) provision	(5,253)	4,601
(Gain) loss on disposition of property, plant and equipment	629	(79)
Stock-based compensation expense	6,027	5,768
Changes in assets and liabilities:
Accounts receivable	(167,685)	(36,495)
Inventories, net	(236,915)	(322,047)
Prepaid income taxes, expenses and other	4,729	(14,857)
Accounts payable	71,613	127,585
Accrued liabilities	50,016	(20,601)
Long-term liabilities and other	6,451	2,234
Net cash provided by (used in) operating activities	41,792	(81,290)
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,224)	(24,708)
Proceeds from dispositions of property, plant and equipment	141	975
Business acquisitions, net of cash acquired	(747,937)	(22,700)
Net cash used in investing activities	(791,020)	(46,433)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	660,088	—
Payments on revolving asset-based credit facilities	(500,000)	—
Proceeds from issuance of senior unsecured notes	500,000	—
Payments on term-loan credit facilities	—	(59,700)
Payments on other debt	(1,959)	(3,096)
Payments of debt issuance costs	(8,445)	—
Payments on finance lease obligations	(262)	(119)
Short-term financial obligations and other, net	(5,825)	(5,580)
Net cash provided by (used in) financing activities	643,597	(68,495)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,778)	(4,935)
Net decrease in cash and cash equivalents and restricted cash	(109,409)	(201,153)
Cash and cash equivalents and restricted cash, beginning of period	448,706	541,363
Cash and cash equivalents and restricted cash, end of period	339,297	340,210
Less: restricted cash	3,060	2,808
Cash and cash equivalents, end of period	$336,237	$337,402
Supplemental cash flow information:
Income taxes paid	$17,956	$48,788
Interest paid	$16,868	$18,207
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$4,320	$1,602
Quarterly dividends payable	$23,917	$22,700

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended October 31, 2021
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income	—	—	—	242,242	—	—	—	242,242	2,561	244,803
Restricted stock unit activity	406,720	41	7,266	—	—	152,869	(18,011)	(10,704)	—	(10,704)
Dividends $0.43 per common share	—	—	—	(23,917)	—	—	—	(23,917)	—	(23,917)
Stock-based compensation expense	—	—	6,027	—	—	—	—	6,027	—	6,027
Other comprehensive income (loss)	—	—	—	—	(32,652)	—	—	(32,652)	(160)	(32,812)
Acquisitions	—	—	—	—	—	—	—	—	739	739
Balance at October 31, 2021	66,058,290	$6,606	$473,775	$2,988,726	$11,969	10,438,198	$(378,237)	$3,102,839	$29,403	$3,132,242

	Three Months Ended October 31, 2020
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income	—	—	—	113,757	—	—	—	113,757	1,882	115,639
Restricted stock unit activity	255,039	25	198	—	—	87,554	(8,317)	(8,094)	—	(8,094)
Dividends $0.41 per common share	—	—	—	(22,700)	—	—	—	(22,700)	—	(22,700)
Stock-based compensation expense	—	—	5,768	—	—	—	—	5,768	—	5,768
Other comprehensive income (loss)	—	—	—	—	(15,774)	—	—	(15,774)	113	(15,661)
Balance at October 31, 2020	65,651,570	$6,565	$442,794	$2,292,387	$11,219	10,285,329	$(360,226)	$2,392,739	$27,782	$2,420,521

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All U.S. Dollar, Euro and British Pound Sterling amounts presented in thousands except share and per share data or except as otherwise specified)

1. Nature of Operations and Accounting Policies

Nature of Operations

THOR Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or “THOR”), that, combined, represent the world's largest manufacturer of recreational vehicles (“RVs”). The Company manufactures a wide variety of RVs primarily in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. The Company also sells component parts to both RV and original equipment manufacturers, including aluminum extruded components, and sells aftermarket component parts through dealers and retailers. Unless the context requires or indicates otherwise, all references to “THOR,” the “Company,” “we,” “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

The July 31, 2021 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Due to seasonality within the recreational vehicle industry, and the impact of the ongoing COVID-19 pandemic and supply constraints on our industry, among other factors, annualizing the results of operations for the three months ended October 31, 2021 would not necessarily be indicative of the results expected for the full fiscal year.

2. Acquisitions

Airxcel

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to original equipment RV manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The purchase price of $750,000 in cash is subject to standard post-closing adjustments and was funded through a combination of cash-on-hand and $625,000 of borrowings from the Company’s asset-based credit facility (“ABL”). In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the term of the ABL as discussed in Note 12 to the Condensed Consolidated Financial Statements. The interest rate remains unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening the RV supply chain, diversifying its revenue sources and expanding Airxcel's supply chain business in North American and Europe. Airxcel will operate as an independent operation in the same manner as the Company's other subsidiaries.

The results of Airxcel are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income since the September 1, 2021 acquisition date. Airxcel recorded net sales of $88,778, net of intercompany sales, and net income before income taxes, net of intercompany profit elimination, was not material for the three months ended October 31, 2021. Net income before income taxes included a charge of $6,791 related to the step-up in assigned value of acquired Airxcel inventory that was included in cost of products sold in the current period, and also includes $2,184 in amortization expense related to the acquired intangible assets.

The following table summarizes the preliminary estimated fair values of the Airxcel net assets acquired on the acquisition date. The Company is in the process of conducting a fair value analysis. While all amounts remain subject to adjustment, the areas subject to the most significant potential adjustment are intangible assets, deferred income tax liabilities and certain accrued expenses. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

Cash	$23,404
Inventory	71,150
Other assets	61,921
Property, plant and equipment	40,853
Amortizable intangible assets:
Customer relationships	284,000
Trademarks	56,900
Design technology assets	60,600
Backlog	700
Goodwill	368,639
Current liabilities	(109,336)
Deferred income tax liabilities	(79,115)
Other liabilities	(10,494)
Non-controlling interest	(739)
Total fair value of net assets acquired	768,483
Less cash acquired	(23,404)
Total cash consideration for acquisition, less cash acquired	$745,079

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.3 years. The customer relationships were valued based on the Discounted Cash Flow Method and will be amortized on an accelerated basis over 20 years. The trademarks were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and will be amortized on a straight-line basis over 10 years. Backlog was valued based on the Discounted Cash Flow Method and will be amortized on a straight-line basis over 2 months. The vast majority of the goodwill recognized as a result of this transaction is not deductible for tax purposes.

Tiffin Group

On December 18, 2020, the Company acquired all of the issued and outstanding capital stock of luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., including fifth wheel towable recreational vehicle manufacturer Vanleigh RV, and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc. and Vanleigh RV (collectively, the “Tiffin Group”). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, owns the Tiffin Group. Tiffin Motorhomes, Inc. operates out of various locations in Alabama while Vanleigh RV operates out of Mississippi.

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, subject to adjustment, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility.

The following table summarizes the final fair values of the Tiffin Group net assets acquired on the acquisition date.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.8 years. The dealer network was valued based on the Discounted Cash Flow Method and is being amortized on an accelerated basis over 18 to 20 years. The trademarks were valued on the Relief from Royalty Method and is being amortized on a straight-line basis over 20 years. Backlogs were valued based on the Discounted Cash Flow Method and were amortized on a straight-line basis over five to seven months. Generally, the goodwill recognized as a result of this transaction is not deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2022 acquisition of Airxcel had occurred at the beginning of fiscal 2021 and the fiscal 2021 acquisition of the Tiffin Group had occurred at the beginning of fiscal 2020. These pro forma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Three Months Ended	Three Months Ended
	October 31, 2021	October 31, 2020
Net sales	$4,005,682	$2,813,236
Net income attributable to THOR Industries, Inc.	$249,055	$117,489
Basic earnings per common share	$4.49	$2.13
Diluted earnings per common share	$4.46	$2.11

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towables, (2) North American Motorized and (3) European. The operations of the Company's Postle, Togo Group (rebranded as Roadpass Digital in November 2021) and recently acquired Airxcel subsidiaries are included in Other. Net sales included in Other related primarily to the sale of component parts and aluminum extrusions. Intercompany eliminations adjust for Postle and Airxcel sales to the Company’s North American towable and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended October 31,
NET SALES:	2021	2020
Recreational vehicles
North American Towables	$2,240,834	$1,392,044
North American Motorized	925,028	493,855
Total North America	3,165,862	1,885,899
European	632,997	602,488
Total recreational vehicles	3,798,859	2,488,387
Other	257,830	80,707
Intercompany eliminations	(98,465)	(31,734)
Total	$3,958,224	$2,537,360

	Three Months Ended October 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2021	2020
Recreational vehicles
North American Towables	$266,282	$141,179
North American Motorized	88,898	41,567
Total North America	355,180	182,746
European	(17,976)	(5,506)
Total recreational vehicles	337,204	177,240
Other, net	23,529	11,490
Corporate	(47,891)	(42,411)
Total	$312,842	$146,319

TOTAL ASSETS:	October 31, 2021	July 31, 2021
Recreational vehicles
North American Towables	$2,137,149	$1,870,577
North American Motorized	1,244,251	1,073,506
Total North America	3,381,400	2,944,083
European	2,872,828	2,975,821
Total recreational vehicles	6,254,228	5,919,904
Other	1,223,899	272,350
Corporate	290,644	461,834
Total	$7,768,771	$6,654,088

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	Three Months Ended October 31,
	2021	2020
Recreational vehicles
North American Towables	$16,302	$15,807
North American Motorized	7,022	3,770
Total North America	23,324	19,577
European	34,713	31,323
Total recreational vehicles	58,037	50,900
Other	6,480	2,911
Corporate	436	428
Total	$64,953	$54,239

	Three Months Ended October 31,
CAPITAL ACQUISITIONS:	2021	2020
Recreational vehicles
North American Towables	$13,134	$9,408
North American Motorized	8,629	1,745
Total North America	21,763	11,153
European	14,802	9,894
Total recreational vehicles	36,565	21,047
Other	4,417	1,444
Corporate	34	361
Total	$41,016	$22,852

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2021	2020
Weighted-average common shares outstanding for basic earnings per share	55,422,854	55,238,164
Unvested restricted stock units and performance stock units	367,858	316,518
Weighted-average common shares outstanding assuming dilution	55,790,712	55,554,682

The Company excluded 30,333 and 96,809 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted average shares outstanding assuming dilution at October 31, 2021 and October 31, 2020, respectively.

5. Derivatives and Hedging

The fair value of our derivative instruments designated as cash flow hedges and the associated notional amounts, presented on a pre-tax basis, were as follows:

	October 31, 2021		July 31, 2021
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$20,674	$282	$41,899	$88
Interest rate swap agreements	432,250	8,033	482,138	11,420
Total derivative financial instruments	$452,924	$8,315	$524,037	$11,508

Foreign currency forward contracts outstanding at October 31, 2021 are used to exchange British Pounds Sterling (“GBP”) for Euro. The total notional value of these contracts, including designated hedges and other contracts not designated, at October 31, 2021 is 15,000 GBP ($20,674), and these contracts have various maturity dates through January 31, 2022.

The Company entered into interest rate swaps to convert a portion of the Company’s long-term debt from floating rate to fixed rate debt. As of October 31, 2021, the outstanding swaps had notional contract values of $432,250, partially hedging the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026. The Company’s other interest rate swaps not designated as hedging instruments had a notional contract value of $31,168 at October 31, 2021.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains for the three months ended October 31, 2021, net of tax, were $9,240. Gains for the three months ended October 31, 2020, net of tax, were $5,482.

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three-month periods ended October 31, 2021 and October 31, 2020, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $31,168 and a fair value of $1,786, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of October 31, 2021. These other derivative instruments had a notional amount totaling approximately $32,466 and a fair value of $1,948, as of July 31, 2021. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended October 31,
	2021	2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(141)	$—
Interest rate swap agreements (1)	2,496	3,332
Total gain (loss)	$2,355	$3,332

(1)Other comprehensive income (loss), net of tax, before reclassification from AOCI was $607 and $558 for the three months ended October 31, 2021 and 2020, respectively.

	Three Months Ended October 31,
	2021		2020
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(13)	$—	$—	$—
Interest rate swap agreements	—	(1,889)	—	(2,774)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of loss recognized in income, net of tax
Interest rate swap agreements	—	87	—	(38)
Total gain (loss)	$(13)	$(1,802)	$—	$(2,812)

6. Inventories

Major classifications of inventories are as follows:

	October 31, 2021	July 31, 2021
Finished goods – RV	$124,858	$114,843
Finished goods – other	93,452	57,810
Work in process	432,513	376,594
Raw materials	706,689	602,106
Chassis	392,575	292,921
Subtotal	1,750,087	1,444,274
Excess of FIFO costs over LIFO costs	(78,240)	(74,890)
Total inventories, net	$1,671,847	$1,369,384

Of the $1,750,087 and $1,444,274 of inventories at October 31, 2021 and July 31, 2021, $1,086,598 and $946,767, respectively, were valued on the first-in, first-out (“FIFO”) method, and $663,489 and $497,507, respectively, were valued on the last-in, first-out (“LIFO”) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2021	July 31, 2021
Land	$149,202	$142,746
Buildings and improvements	847,315	837,065
Machinery and equipment	568,617	523,714
Rental vehicles	69,748	75,449
Lease right-of-use assets – operating	47,335	42,601
Lease right-of-use assets – finance	6,823	7,010
Total cost	1,689,040	1,628,585
Less accumulated depreciation	(471,017)	(443,454)
Property, plant and equipment, net	$1,218,023	$1,185,131

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	October 31, 2021		July 31, 2021
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,139,935	$347,875	$861,562	$327,751
Trademarks	366,152	66,670	311,208	62,675
Design technology and other intangibles	273,370	67,615	215,956	62,237
Non-compete agreements	1,400	408	1,400	292
Total amortizable intangible assets	$1,780,857	$482,568	$1,390,126	$452,955

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2022	$126,544
For the fiscal year ending July 31, 2023	147,390
For the fiscal year ending July 31, 2024	134,611
For the fiscal year ending July 31, 2025	122,120
For the fiscal year ending July 31, 2026	110,251
For the fiscal year ending July 31, 2027 and thereafter	657,373
$1,298,289

Changes in the carrying amount of goodwill for the three months ended October 31, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal 2022 activity:
Goodwill acquired	—	—	—	373,685	373,685
Foreign currency translation	—	—	(21,552)	—	(21,552)
Net balance as of October 31, 2021	$344,975	$53,875	$1,020,145	$496,393	$1,915,388

Changes in the carrying amount of goodwill for the three months ended October 31, 2020 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal 2021 activity:
Goodwill acquired	—	—	—	17,882	17,882
Foreign currency translation	—	—	(13,140)	—	(13,140)
Net balance as of October 31, 2020	$333,786	$—	$1,024,789	$122,708	$1,481,283

9. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 14% of the Company’s consolidated net sales for both the three-month periods ended October 31, 2021 and October 31, 2020. The vast majority of the sales to this dealer are reported within the North American Towables and North American Motorized reportable segments. This dealer also accounted for 16% and 15% of the Company’s consolidated trade accounts receivable at October 31, 2021 and July 31, 2021, respectively. The loss of this dealer could have a material effect on the Company’s business.

10. Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at October 31, 2021 and July 31, 2021 are as follows:

	Input Level	October 31, 2021	July 31, 2021
Cash equivalents	Level 1	$204	$204
Deferred compensation plan mutual fund assets	Level 1	$55,269	$51,085
Foreign currency forward contract liability	Level 2	$282	$88
Interest rate swap liabilities	Level 2	$9,820	$13,369

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended October 31,
	2021	2020
Beginning balance	$267,620	$252,869
Provision	84,539	50,872
Payments	(70,253)	(57,575)
Acquisition	9,828	—
Foreign currency translation	(1,117)	(612)
Ending balance	$290,617	$245,554

12. Long-Term Debt

The components of long-term debt are as follows:

	October 31, 2021	July 31, 2021
Term loan	$1,527,639	$1,540,013
Asset-based credit facility	159,935	—
Senior unsecured notes	500,000	—
Unsecured notes	29,113	29,728
Other debt	67,536	70,952
Gross long-term debt	2,284,223	1,640,693
Debt issuance costs, net of amortization	(39,798)	(33,461)
Total long-term debt, net of debt issuance costs	2,244,425	1,607,232
Less: current portion of long-term debt	(12,159)	(12,411)
Total long-term debt, net, less current portion	$2,232,266	$1,594,821

The Company is a party to a seven-year term loan (“term loan”) agreement, which originally consisted of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL originally matured on February 1, 2024. In connection with the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, effective September 1, 2021, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the maturity date of the ABL from February 1, 2024 to September 1, 2026, subject to a springing maturity at an earlier date if the maturity date of the Company's term loans have not been extended or refinanced. The ABL interest rate remains unchanged.

As of October 31, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.125%. The interest rate on $432,250 of that balance, however, was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate of 3.125%, but the interest rate on $482,138 of that balance was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. The total interest rate on the October 31, 2021 outstanding Euro term loan tranche balance of $585,739 was 3.00%, and the total interest rate on the July 31, 2021 outstanding Euro term loan tranche of $598,113 was 3.00%.

As of October 31, 2021, the total weighted average interest rate on the outstanding ABL borrowings of $159,935 was 1.314%. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash-on-hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year, beginning with the first payment on April 15, 2022. The Senior Unsecured Notes will rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three months ended October 31, 2021 or 2020.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.50%, or LIBOR plus 1.25% to 1.50%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on October 31, 2021 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $810,000.

The unsecured notes of 25,000 Euro ($29,113) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($23,290) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,823) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.40% to 3.43%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2022	$12,159
For the fiscal year ending July 31, 2023	11,942
For the fiscal year ending July 31, 2024	12,066
For the fiscal year ending July 31, 2025	35,234
For the fiscal year ending July 31, 2026	1,690,691
For the fiscal year ending July 31, 2027 and thereafter	522,131
$2,284,223

For the three months ended October 31, 2021, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $17,643. For the three months ended October 31, 2020, interest expense on the term loan, ABL and other debt facilities was $20,588.

In fiscal 2019, the Company incurred fees to secure the term loan and ABL, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company also incurred and capitalized certain creditor fees related to the March 25, 2021 repricing of its term loan noted above, to be amortized over the remaining life of the term loan, and certain creditor fees of $2,127 related to the September 1, 2021 expansion of the ABL, which are being amortized over the remaining life of the extended ABL. In addition, the Company incurred fees of $8,445 relative to the $500,000 Senior Unsecured Notes issued October 14, 2021 discussed above, and those debt issuance costs are being amortized over the eight-year term of those notes. The Company recorded total charges related to the amortization of these term loan, ABL and Senior Unsecured Note fees, which are classified as interest expense, of $2,424 for the three months ended October 31, 2021. The Company recorded total charges related to the amortization of these term loan and ABL fees, which are classified as interest expense, of $2,723 for the three months ended October 31, 2020. The unamortized balance of the ABL facility fees was $6,304 at October 31, 2021 and $7,005 as of July 31, 2021 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s term loan debt at October 31, 2021 and July 31, 2021 was $1,526,176 and $1,551,141, respectively, and the fair value of the Company’s Senior Unsecured Notes at October 31, 2021 was $496,250. The carrying value of the Company’s term-loan debt, excluding debt issuance costs, was $1,527,639 and $1,540,013 at October 31, 2021 and July 31, 2021, respectively, and the carrying value of the Company’s Senior Unsecured Notes was $500,000 at October 31, 2021. The fair values of the Company’s term loan and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, primarily based on quoted market prices. The fair value of other debt held by the Company approximates fair value.

13. Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2021 was 21.7%. This rate was favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax. The Company also recognized a tax benefit from the vesting of share-based compensation awards during the three months ended October 31, 2021. The overall effective income tax rate for the three months ended October 31, 2020 was 21.0%. This rate was favorably impacted by certain foreign tax rate differences, which include certain interest income not subject to corporate income tax.

Within the next 12 months, the Company anticipates a decrease of approximately $3,900 in unrecognized tax benefits, and $670 in accrued interest related to unrecognized tax benefits recorded as of October 31, 2021, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years 2018 through 2020 remain open and could be subject to examination. In major state jurisdictions, fiscal years 2018 through 2020 generally remain open and could be subject to examination. In major foreign jurisdictions, fiscal years 2015 through 2020 remain open and subject to examination. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

14. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $2,322,610 and $1,821,012 as of October 31, 2021 and July 31, 2021, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $6,980 and $6,023 as of October 31, 2021 and July 31, 2021, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three months ended October 31, 2021 and October 31, 2020 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company issued a product recall in the fourth quarter of fiscal 2021 related to certain purchased parts utilized in certain of our North American towable products. The Company believes that it is legally entitled to full reimbursement of costs related to this recall from the applicable vendor suppliers. However, based on a current assessment, the Company has recorded an additional expense of $22,000 in the first quarter of fiscal 2022 as a component of sales, general and administrative costs due to collection uncertainties.

15. Leases

The Company has operating leases principally for land, buildings and equipment and has various finance leases for certain land and buildings expiring through 2035.

Certain of the Company’s leases include options to extend or terminate the leases, and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the three-month periods ended October 31, 2021 and October 31, 2020 were as follows:

	Three Months Ended October 31,
	2021	2020
Operating lease cost	$6,308	$3,877
Finance lease cost:
Amortization of right-of-use assets	186	136
Interest on lease liabilities	125	126
Total lease cost	$6,619	$4,139

Other information related to leases was as follows:

	Three Months Ended October 31,
Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,309	$3,855
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,401	$2,348

Supplemental Balance Sheet Information	October 31, 2021	July 31, 2021
Operating leases:
Operating lease right-of-use assets	$47,335	$42,601

Operating lease liabilities:
Other current liabilities	$10,257	$8,944
Other long-term liabilities	37,389	33,923
Total operating lease liabilities	$47,646	$42,867

Finance leases:
Finance lease right-of-use assets	$6,823	$7,010

Finance lease liabilities
Other current liabilities	$1,106	$1,081
Other long-term liabilities	4,407	4,694
Total finance lease liabilities	$5,513	$5,775

	October 31, 2021	July 31, 2021
Weighted-average remaining lease term:
Operating leases	10.4 years	11.1 years
Finance leases	4.9 years	5.1 years
Weighted-average discount rate:
Operating leases	3.4%	3.2%
Finance leases	9.0%	8.9%

Future minimum rental payments required under operating and finance leases as of October 31, 2021 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2022	$12,309	$1,169
For the fiscal year ending July 31, 2023	12,524	1,578
For the fiscal year ending July 31, 2024	9,464	1,059
For the fiscal year ending July 31, 2025	6,565	1,083
For the fiscal year ending July 31, 2026	4,693	1,107
For the fiscal year ending July 31, 2027 and thereafter	19,808	954
Total future lease payments	65,363	6,950
Less: amount representing interest	(17,717)	(1,437)
Total reported lease liability	$47,646	$5,513

16. Stockholders’ Equity

Total stock-based compensation expense recognized in the three-month periods ended October 31, 2021 and October 31, 2020 for stock-based awards totaled $6,027 and $5,768, respectively.

17. Revenue Recognition

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European segment include sales related to accessories and services, used vehicle sales at owned dealerships and RV rentals. All material revenue streams are considered point-in-time. Other sales relate primarily to component part sales to RV original equipment manufacturers and aftermarket sales through dealers and retailers, as well as aluminum extruded components.

	Three Months Ended October 31,
NET SALES:	2021	2020
Recreational vehicles
North American Towables
Travel Trailers	$1,409,624	$837,900
Fifth Wheels	831,210	554,144
Total North American Towables	2,240,834	1,392,044
North American Motorized
Class A	409,499	158,555
Class C	360,006	275,399
Class B	155,523	59,901
Total North American Motorized	925,028	493,855
Total North America	3,165,862	1,885,899
European
Motorcaravan	316,264	318,343
Campervan	177,783	143,400
Caravan	60,680	55,195
Other RV-related	78,270	85,550
Total European	632,997	602,488
Total recreational vehicles	3,798,859	2,488,387
Other	257,830	80,707
Intercompany eliminations	(98,465)	(31,734)
Total	$3,958,224	$2,537,360

18. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company's accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended October 31, 2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(35,007)	585	—	(34,422)	(160)	(34,582)
Income taxes associated with OCI before reclassifications (1)	—	(132)	—	(132)	—	(132)
Amounts reclassified from AOCI	—	2,528	—	2,528	—	2,528
Income taxes associated with amounts reclassified from AOCI	—	(626)	—	(626)	—	(626)
OCI, net of tax for the fiscal year	(35,007)	2,355	—	(32,652)	(160)	(32,812)
AOCI, net of tax	$19,145	$(6,300)	$(876)	$11,969	$(932)	$11,037

	Three Months Ended October 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138
OCI before reclassifications	(19,106)	732	—	(18,374)	113	(18,261)
Income taxes associated with OCI before reclassifications (1)	—	(174)	—	(174)	—	(174)
Amounts reclassified from AOCI	—	3,639	—	3,639	—	3,639
Income taxes associated with amounts reclassified from AOCI	—	(865)	—	(865)	—	(865)
OCI, net of tax for the fiscal year	(19,106)	3,332	—	(15,774)	113	(15,661)
AOCI, net of tax	$27,406	$(15,491)	$(696)	$11,219	$(742)	$10,477

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

These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2021.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the nine months ended September 30, 2021, THOR’s combined U.S. and Canadian market share was approximately 41.9% for travel trailers and fifth wheels combined and approximately 47.6% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's original equipment manufacturer (“OEM”) reporting countries, our European market share for the nine months ended September 30, 2021 was approximately 24.9% for motorcaravans and campervans combined and approximately 18.1% for caravans.

Our business model includes decentralized operating units, and our RV products are primarily sold to independent, non-franchise dealers who, in turn, retail those products. The Company also sells component parts to both RV and original equipment manufacturers, including aluminum extruded components, and sells aftermarket component parts through dealers and retailers. Our growth has been achieved both organically and through acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic growth acquisitions.

The COVID-19 pandemic, including its wide-reaching impact on nearly all facets of our operations and the RV industry, as well as related governmental actions and labor shortages throughout the supply chain and within THOR, have impacted and continue to impact our business and our financial results and financial position. In particular, the pandemic has, directly or indirectly, contributed to chassis and certain other supply-side constraints, as described below. Additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the pandemic. Should the rate of COVID-19 infections escalate, or the virus mutate into new, uncontrolled strains, those developments and the resulting impacts could exacerbate risks to our business, financial results and financial position. Refer also to the COVID-19 related risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Recent Events

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash-on-hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on October 15 and April 15 of each year, beginning with the first payment on April 15, 2022. The Senior Unsecured Notes will rank equally in right of payment with all of the Company's existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality products which they sell primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The purchase price of $750,000 in cash is subject to standard post-closing adjustments, and was funded through a combination of cash-on-hand and $625,000 in borrowings from the Company’s ABL. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the term of the ABL as discussed in Note 12 to the Condensed Consolidated Financial Statements. The interest rate remains unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening its supply chain, diversifying its revenue sources and expanding Airxcel’s supply chain business in North American and Europe. Airxcel will operate as an independent operation in the same manner as the Company’s other subsidiaries.

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

North American RV independent dealer inventory of our North American RV products as of October 31, 2021 increased 36.9% to approximately 82,400 units, compared to approximately 60,200 units as of October 31, 2020. The acquisition of Tiffin Group since the prior-year period accounted for approximately 550 of the 82,400 units as of October 31, 2021.

As of October 31, 2021, North American dealer inventory levels continue to be well below optimal stocking levels, which has led to ongoing record backlogs. THOR’s North American RV backlog as of October 31, 2021 increased $8,109,294, or 122.6%, to $14,722,076 compared to $6,612,782 as of October 31, 2020, with Tiffin Group's backlog included in the October 31, 2021 totals accounting for $781,427, or 9.6%, of the $8,109,294 increase. Dealer inventory levels remain low due to the continuing strong retail demand for RVs, given the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance and the reduction in commercial air travel and cruises, as well as an underlying desire by many to get back to nature and relax with family and friends.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	410,215	271,770	138,445	50.9
North American Motorized Units	42,422	28,330	14,092	49.7
Total	452,637	300,100	152,537	50.8

The changes in wholesale shipments noted above in the towable and motorized units were both impacted by the COVID-19 pandemic. Shipments were significantly limited for both towable and motorized products during the period from March to June 2020, as most RV manufacturers and dealers were shut down for a number of weeks during that time period. Since then, demand for both towable and motorized products has been robust, resulting in strong levels of wholesale shipments in the current calendar 2021 year-to-date period.

In December 2021, RVIA issued a revised forecast for calendar year 2021 wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to increase to approximately 545,400 units and 56,800 units, respectively, for an annual total of approximately 602,200 units, up 39.9% from the 2020 calendar year wholesale shipments. The most likely forecast for calendar year 2021 could range from a lower estimate of approximately 593,600 total units to an upper estimate of approximately 610,800 units.

As part of their December 2021 forecast, RVIA also revised their estimates for calendar year 2022 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to an approximated annual total of 613,700 units, or 1.9% higher than the most likely scenario for calendar year 2021 wholesale shipments. This calendar year 2022 most likely forecast could range from a lower estimate of approximately 599,600 total units to an upper estimate of approximately 627,600 units.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar years 2021 and 2022 may not follow typical seasonal patterns as dealers respond to ongoing high consumer demand and then rebuild their inventory to optimal stocking levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	431,754	376,667	55,087	14.6
North American Motorized Units	42,760	41,187	1,573	3.8
Total	474,514	417,854	56,660	13.6

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces. The COVID-19 pandemic has resulted in further delays in the submission of information reported by the various states or provinces beginning with calendar year 2020 results and may also be impacting the completeness of such information.

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

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the nine-month periods ended September 30, 2021 and 2020 to correspond to the North American industry wholesale periods noted above, were as follows (2021 period includes Tiffin Group shipments):

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	178,249	116,323	61,926	53.2
North American Motorized Units	21,229	11,426	9,803	85.8
Total	199,478	127,749	71,729	56.1

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2021 and 2020 to correspond to the North American industry retail periods noted above, were as follows (2021 period includes Tiffin Group registrations):

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	176,997	157,867	19,130	12.1
North American Motorized Units	20,349	15,757	4,592	29.1
Total	197,346	173,624	23,722	13.7

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces. The COVID-19 pandemic has resulted in further delays in the submission of information reported by the various states or provinces beginning with calendar year 2020 results and may also be impacting the completeness of such information.

North American Outlook

The extent to which the COVID-19 pandemic may continue to impact our business in future periods remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales in both the short term and the long term remains optimistic as there are many factors driving the current demand that we believe will continue even after the pandemic ends. In the near-term, we believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them the ability to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions. We will, however, need to continue to manage through anticipated supply chain issues noted below, which may limit the level to which we can increase output in the near term.

Longer term, a positive outlook for the North American RV segment is supported by surveys conducted by THOR, RVIA and others, which show that Americans love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. Longer term, we also believe retail sales will be dependent upon various economic conditions faced by consumers, such as the rate of unemployment, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market, changes in tax rates and fuel availability and prices. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, and we believe will continue to affect, our RV business, include the costs of commodities, the availability of critical supply components, the impact of actual or threatened tariffs on commodity costs and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We continue to be alerted by a number of our North American chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, particularly semiconductor chips, will limit their production of chassis, and hence, our production and sales of motorized RVs will also be impacted. The North American RV industry has, from time to time in the past and continuing into the quarter ended October 31, 2021, experienced shortages of chassis for various other reasons, including component shortages, production delays and intermittent work stoppages at the chassis manufacturers. If these shortages continue for a prolonged period for any reason, it would have a negative impact on our sales and earnings.

The North American RV industry is also facing continuing cost increases, supply shortages and delivery delays of other, non-chassis, raw material components. While our supply chain has been resilient enough to support us during our recent growth in sales and production, these shortages and constraints have negatively impacted our ability to further ramp up production rates and sales during the current fiscal year and has caused an increase in work in process inventory as of October 31, 2021. We believe these shortages and delays will continue to result in production delays or adjusted production rates, which will limit our ability to ramp up production to meet existing demand and could have a negative impact on our results of operations. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers’ ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic or other factors.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis, the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 22.0% and 7.8% of the caravan and motorcaravan (including campervans) European market for the nine months ended September 30, 2021, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 13 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic conditions, the current impact of COVID-19 and the local responses and restrictions in place to manage the pandemic. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below historic levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are currently below historical norms, with dealers submitting higher levels of orders than typical due to continued high end-consumer demand, as discussed further below.

THOR’s European RV backlog as of October 31, 2021 increased $1,039,883, or 45.0%, to $3,348,355 compared to $2,308,472 as of October 31, 2020, with the increase attributable to a number of causes, including the perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, a reduction in commercial air travel and cruises as compared to historic levels, an increase in various marketing campaigns to promote sales, and the low independent European RV dealer inventory levels noted above.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
OEM Reporting Countries (1)	136,627	119,220	14.6	50,525	49,956	1.1
Non-OEM Reporting Countries (1)	14,904	12,605	18.2	16,481	13,100	25.8
Total	151,531	131,825	14.9	67,006	63,056	6.3

(1)Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.” The “Non-OEM Reporting Countries” are primarily the United Kingdom and others. Note: the decrease in the “Non-OEM Reporting Countries” is primarily related to the United Kingdom, as a result of both extended shutdowns due to the COVID-19 pandemic and BREXIT. Total European unit registrations are reported quarterly by ECF.
(2)The ECF reports motorcaravans and campervans together.
Note: Data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries. (The “Non-OEM Reporting Countries” either do not report OEM-specific data to the ECF or do not have it available for the entire time period covered.)

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Nine Months Ended September 30,		Increase	%
	2021	2020	(Decrease)	Change
Motorcaravan and Campervan	33,999	31,295	2,704	8.6
Caravan	9,170	10,307	(1,137)	(11.0)
Total OEM-Reporting Countries	43,169	41,602	1,567	3.8

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

European Outlook

Our European operations offer a full lineup of leisure vehicles including caravans, urban campers, campervans and small-to-large motorcaravans. Our product offering is not limited to vehicles only but also includes accessories and services, including vehicle rentals. In addition, we address our European end customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, we intend to continue expanding our customer reach, in particular, to new and younger consumer segments.

The extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in European RV retail sales depends upon various economic conditions in the respective countries in which we sell, and also depends on our ability to manage through supply chain issues that will limit the level to which we can increase output in the near term. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and, most recently, travel safety considerations all influence retail sales. We believe our long-term outlook for future growth in retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Historically, we and our independent European dealers have marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The protection of the health of our employees, customers and dealer-partners is our top priority. As a result, we have cancelled our participation in most European trade fairs and major events through the end of calendar 2021 and currently plan on limited participation in calendar 2022.

In place of the trade fairs, we have and will continue to strengthen and expand our digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With over 1,000 active dealer-partners in Germany and throughout Europe, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

Economic or industry-wide factors affecting our European RV business include the costs of commodities and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold and any future increases in these costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts.

We continue to be alerted by a number of our European chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, including, but not limited to, semiconductor chips, will limit their production of RV chassis. Continuing in the quarter ended October 31, 2021, we experienced delays in the receipt of, and a reduction in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production. We expect these challenges to persist and, in particular, anticipate continued delays in receipt of chassis in Europe as well as a reduction in the number of chassis to be received in fiscal 2022. As a result, limitations in the availability of chassis will limit our ability to consistently maintain our planned production levels and will limit our ability to ramp up production of certain products despite dealer demand for those products.

In Europe, we continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year and has caused an increase in our work in process inventory as of October 31, 2021. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to ramp up production to meet existing demand and could have a negative impact on our operating results.

Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for certain component parts. However, due to engineering requirements, it is generally not possible to quickly change the chassis our various units are built upon.

If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers’ ability to supply our needs for key components, our costs of such components and our production output could be adversely affected. In addition, if the impact of COVID-19 on our vendors increases or is prolonged, the limited availability of key components, including chassis, will have a further negative impact on our production output during fiscal 2022. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and became effective for certain vehicles starting January 2021 and will become effective for other vehicles starting January 2022, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In addition to material supply constraints, labor shortages may also impact our European operations. Currently, a number of the employees of our production facilities in Europe reside in one country while working in another, and therefore travel restrictions imposed by certain countries within Europe may negatively impact the availability of our labor force and therefore our production output.

Three Months Ended October 31, 2021 Compared to the Three Months Ended October 31, 2020

NET SALES:	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$2,240,834	$1,392,044	$848,790	61.0
North American Motorized	925,028	493,855	431,173	87.3
Total North America	3,165,862	1,885,899	1,279,963	67.9
European	632,997	602,488	30,509	5.1
Total recreational vehicles	3,798,859	2,488,387	1,310,472	52.7
Other	257,830	80,707	177,123	219.5
Intercompany eliminations	(98,465)	(31,734)	(66,731)	(210.3)
Total	$3,958,224	$2,537,360	$1,420,864	56.0

# OF UNITS:
Recreational vehicles
North American Towables	68,437	50,341	18,096	35.9
North American Motorized	7,337	5,167	2,170	42.0
Total North America	75,774	55,508	20,266	36.5
European	12,327	12,226	101	0.8
Total	88,101	67,734	20,367	30.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$408,539	18.2	$219,848	15.8	$188,691	85.8
North American Motorized	139,721	15.1	68,102	13.8	71,619	105.2
Total North America	548,260	17.3	287,950	15.3	260,310	90.4
European	67,444	10.7	72,381	12.0	(4,937)	(6.8)
Total recreational vehicles	615,704	16.2	360,331	14.5	255,373	70.9
Other, net	39,720	15.4	18,521	22.9	21,199	114.5
Total	$655,424	16.6	$378,852	14.9	$276,572	73.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$133,812	6.0	$70,338	5.1	$63,474	90.2
North American Motorized	48,081	5.2	25,152	5.1	22,929	91.2
Total North America	181,893	5.7	95,490	5.1	86,403	90.5
European	67,516	10.7	60,421	10.0	7,095	11.7
Total recreational vehicles	249,409	6.6	155,911	6.3	93,498	60.0
Other	15,127	5.9	5,436	6.7	9,691	178.3
Corporate	31,347	—	20,416	—	10,931	53.5
Total	$295,883	7.5	$181,763	7.2	$114,120	62.8

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended October 31, 2021	% of Segment Net Sales	Three Months Ended October 31, 2020	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$266,282	11.9	$141,179	10.1	$125,103	88.6
North American Motorized	88,898	9.6	41,567	8.4	47,331	113.9
Total North America	355,180	11.2	182,746	9.7	172,434	94.4
European	(17,976)	(2.8)	(5,506)	(0.9)	(12,470)	(226.5)
Total recreational vehicles	337,204	8.9	177,240	7.1	159,964	90.3
Other, net	23,529	9.1	11,490	14.2	12,039	104.8
Corporate	(47,891)	—	(42,411)	—	(5,480)	(12.9)
Total	$312,842	7.9	$146,319	5.8	$166,523	113.8

ORDER BACKLOG:	As of October 31, 2021	As of October 31, 2020	Change Amount	% Change
Recreational vehicles
North American Towables	$10,444,698	$4,397,713	$6,046,985	137.5
North American Motorized	4,277,378	2,215,069	2,062,309	93.1
Total North America	14,722,076	6,612,782	8,109,294	122.6
European	3,348,355	2,308,472	1,039,883	45.0
Total	$18,070,431	$8,921,254	$9,149,177	102.6

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2021 increased $1,420,864, or 56.0%, compared to the three months ended October 31, 2020. The increase in consolidated net sales is primarily due to the continuing increase in consumer demand for RVs and recent acquisitions. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $228,284 of the $1,420,864 increase in net sales, or 9.0% of the 56.0% increase, while the addition of Airxcel, acquired on September 1, 2021, accounted for $88,778 of the $1,420,864 increase, or 3.5% of the 56.0% increase. Approximately 16.0% of the Company’s net sales for the quarter ended October 31, 2021 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. Regarding the $1,420,864, or 56.0%, increase in consolidated net sales, the impact of the change in currency exchange rates between the two periods was not material. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended October 31, 2021 increased $276,572, or 73.0%, compared to the three months ended October 31, 2020. Consolidated gross profit was 16.6% of consolidated net sales for the three months ended October 31, 2021 and 14.9% for the three months ended October 31, 2020. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period and gross margin cost percentage improvements noted below.

Selling, general and administrative expenses for the three months ended October 31, 2021 increased $114,120, or 62.8%, compared to the three months ended October 31, 2020, primarily due to the 56.0% increase in net sales.

Amortization of intangible assets expense for the three months ended October 31, 2021 increased $5,787 compared to the three months ended October 31, 2020, primarily due to additional amortization of $2,489 and $2,184 from the acquisitions of the Tiffin Group and Airxcel, respectively, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Income before income taxes for the three months ended October 31, 2021 was $312,842, as compared to $146,319 for the three months ended October 31, 2020, an increase of $166,523, or 113.8%, primarily driven by the increase in net sales and the increase in the consolidated gross profit percentage noted above.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $10,931 to $31,347 for the three months ended October 31, 2021 compared to $20,416 for the three months ended October 31, 2020, an increase of 53.5%. This increase includes increased compensation costs, including an increase in deferred compensation expense of $2,135, which was effectively offset by the increase in other income related to the deferred compensation plan assets as noted below. In addition, incentive compensation increased $1,556 due to the increase in income before income taxes compared to the prior-year period, and stock-based and other compensation increased $1,054. Charitable contributions also increased $1,319. Legal and professional fees also increased $1,076, primarily due to acquisition-related costs, and costs recorded at Corporate related to our standby repurchase obligations increased by $2,000 due to dealer inventory levels increasing in the current-year period as compared to dealer inventory decreasing in the prior-year period.

Corporate interest and other income and expense was $16,544 of net expense for the three months ended October 31, 2021 compared to $21,995 of net expense for the three months ended October 31, 2020. This decrease in net expense of $5,451 was primarily due to a decrease in interest expense and fees of $3,278 on our debt due primarily to reduced interest rates compared to the prior-year period. This decrease also included the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income, which resulted in a $2,087 increase in income, net in the current-year period as compared to the prior-year period.

The overall effective income tax rate for the three months ended October 31, 2021 was 21.7% compared with 21.0% for the three months ended October 31, 2020. The primary reason for the increase relates to the jurisdictional mix of pre-tax income between foreign and domestic between the comparable periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2021 compared to the three months ended October 31, 2020:

	Three Months Ended October 31, 2021	% of Segment Net Sales	Three Months Ended October 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$1,409,624	62.9	$837,900	60.2	$571,724	68.2
Fifth Wheels	831,210	37.1	554,144	39.8	277,066	50.0
Total North American Towables	$2,240,834	100.0	$1,392,044	100.0	$848,790	61.0

	Three Months Ended October 31, 2021	% of Segment Shipments	Three Months Ended October 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	54,899	80.2	39,077	77.6	15,822	40.5
Fifth Wheels	13,538	19.8	11,264	22.4	2,274	20.2
Total North American Towables	68,437	100.0	50,341	100.0	18,096	35.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						27.7
Fifth Wheels						29.8
Total North American Towables						25.1

The increase in total North American towables net sales of 61.0% compared to the prior-year quarter resulted from a 35.9% increase in unit shipments and a 25.1% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in North American towables net sales is due to the continuing increase in consumer demand. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $27,129 of the $848,790 increase and for 1.9% of the 61.0% increase. According to statistics published by RVIA, for the three months ended October 31, 2021, combined North American travel trailer and fifth wheel wholesale unit shipments increased 30.3% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2021 and 2020, our North American market share for travel trailers and fifth wheels combined was 42.0% and 42.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 27.7% and the overall net price per unit within the fifth wheel product lines of 29.8% was primarily due to the combination of reduced sales discounts, product mix changes and selective net selling price increases, primarily to offset known and anticipated material cost increases, compared to the prior-year quarter.

North American towables cost of products sold increased $660,099 to $1,832,295, or 81.8% of North American towables net sales, for the three months ended October 31, 2021 compared to $1,172,196, or 84.2% of North American towables net sales, for the three months ended October 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $627,913 of the $660,099 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 76.8% for the three months ended October 31, 2021 compared to 78.4% for the three months ended October 31, 2020, primarily as a result of a decrease in the labor cost percentage, mainly due to increased volumes combined with a more stable and efficient workforce compared to the prior-year period. The freight-out cost percentage also decreased due to a higher percentage of units being picked up by the dealers in the current-year period as opposed to being delivered. These reductions were partially offset by an increase in the material cost percentage compared to the prior-year period, as the continued benefit from reduced sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, was more than offset by increasing material costs since the prior-year period. Total manufacturing overhead increased $32,186 with the increase in sales, but decreased as a percentage of North American towables net sales from 5.8% to 5.0% as the significantly increased net sales levels resulted in lower overhead costs per unit sold.

North American towables gross profit increased $188,691 to $408,539, or 18.2% of North American towables net sales, for the three months ended October 31, 2021 compared to $219,848, or 15.8% of North American towables net sales, for the three months ended October 31, 2020. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $133,812, or 6.0% of North American towables net sales, for the three months ended October 31, 2021 compared to $70,338, or 5.1% of North American towables net sales, for the three months ended October 31, 2020. This $63,474 increase is primarily due to the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $36,750. Product-related costs also increased by $22,052, primarily due to collection uncertainty on amounts due from applicable vendor suppliers for costs related to a product recall related to certain purchased parts utilized in certain of our North American towable products, as discussed in Note 14 to the Condensed Consolidated Financial Statements. Sales-related travel, advertising and promotional costs also increased by $2,184. The increase in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the increased product-related costs noted above.

North American towables income before income taxes was $266,282, or 11.9% of North American towables net sales, for the three months ended October 31, 2021 compared to $141,179 or 10.1% of North American towables net sales, for the three months ended October 31, 2020. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reason for the increase in percentage was the decreases in the cost of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2021 compared to the three months ended October 31, 2020:

	Three Months Ended October 31, 2021	% of Segment Net Sales	Three Months Ended October 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$409,499	44.3	$158,555	32.1	$250,944	158.3
Class C	360,006	38.9	275,399	55.8	84,607	30.7
Class B	155,523	16.8	59,901	12.1	95,622	159.6
Total North American Motorized	$925,028	100.0	$493,855	100.0	$431,173	87.3

	Three Months Ended October 31, 2021	% of Segment Shipments	Three Months Ended October 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,164	29.5	1,168	22.6	996	85.3
Class C	3,645	49.7	3,464	67.0	181	5.2
Class B	1,528	20.8	535	10.4	993	185.6
Total North American Motorized	7,337	100.0	5,167	100.0	2,170	42.0

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						73.0
Class C						25.5
Class B						(26.0)
Total North American Motorized						45.3

The increase in total North American motorized net sales of 87.3% compared to the prior-year quarter resulted from a 42.0% increase in unit shipments and a 45.3% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in North American motorized net sales is due to both the continuing increase in consumer demand and the addition of the Tiffin Group, acquired on December 18, 2020, which accounted for $201,154 of the $431,173 increase, or 40.7% of the 87.3% increase. According to statistics published by RVIA, for the three months ended October 31, 2021, combined North American motorhome wholesale unit shipments increased 19.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2021 and 2020, our North American market share for motorhomes was 47.7% and 37.9%, respectively, including 5.0% attributable to the Tiffin Group for the three months ended October 31, 2021. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 73.0% was predominately due to the impact of the addition of the higher-priced Tiffin Group product lines along with selective net selling price increases since the prior-year period to offset known and anticipated material and other input cost increases. The Tiffin Group Class A product lines are primarily higher-priced diesel units as opposed to the more moderately-priced gas units, which represented the majority of the Class A units sold in the prior-year period. The increase in the overall net price per unit within the Class C product line of 25.5% was primarily due to product mix change and selective net selling price increases since the prior-year period to offset rising material and other input costs. The decrease in the overall net price per unit within the Class B product line of 26.0% is primarily due to product mix changes as a result of a higher concentration of sales of lower-priced Class B products in the current-year quarter, including increased sales of previously existing lower-priced models, and the introduction of several new lower-priced models as compared to the prior-year quarter.

North American motorized cost of products sold increased $359,554 to $785,307, or 84.9% of North American motorized net sales, for the three months ended October 31, 2021 compared to $425,753, or 86.2% of North American motorized net sales, for the three months ended October 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $332,847 of the $359,554 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 79.7% for the three months ended October 31, 2021 compared to 81.9% for the three months ended October 31, 2020, with the decrease primarily due to a decrease in the material cost percentage, partially offset by modest increases in the labor and warranty cost percentages. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, selective net selling price increases to cover known and anticipated material cost increases, and product mix changes, primarily due to the addition of the Tiffin Group products since the prior-year period. Total manufacturing overhead increased $26,707, primarily due to the net sales increase and increased employee benefit and health insurance costs, and increased as a percentage of North American motorized net sales from 4.3% to 5.2%, primarily due to the increased employee benefit and health insurance costs percentage.

North American motorized gross profit increased $71,619 to $139,721, or 15.1% of North American motorized net sales, for the three months ended October 31, 2021 compared to $68,102, or 13.8% of North American motorized net sales, for the three months ended October 31, 2020. The increase in gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $48,081, or 5.2% of North American motorized net sales, for the three months ended October 31, 2021 compared to $25,152, or 5.1% of North American motorized net sales, for the three months ended October 31, 2020. The primary reason for the $22,929 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $17,753. Sales-related travel, advertising and promotional costs also increased by $1,632.

North American motorized income before income taxes was $88,898, or 9.6% of North American motorized net sales, for the three months ended October 31, 2021 compared to $41,567, or 8.4% of motorized net sales, for the three months ended October 31, 2020. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2021 compared to the three months ended October 31, 2020:

	Three Months Ended October 31, 2021	% of Segment Net Sales	Three Months Ended October 31, 2020	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$316,264	50.0	$318,343	52.8	$(2,079)	(0.7)
Campervan	177,783	28.1	143,400	23.8	34,383	24.0
Caravan	60,680	9.6	55,195	9.2	5,485	9.9
Other	78,270	12.3	85,550	14.2	(7,280)	(8.5)
Total European	$632,997	100.0	$602,488	100.0	$30,509	5.1

	Three Months Ended October 31, 2021	% of Segment Shipments	Three Months Ended October 31, 2020	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	5,080	41.2	5,383	44.0	(303)	(5.6)
Campervan	4,404	35.7	4,277	35.0	127	3.0
Caravan	2,843	23.1	2,566	21.0	277	10.8
Total European	12,327	100.0	12,226	100.0	101	0.8

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	(0.8)	5.7	4.9
Campervan	(0.8)	21.8	21.0
Caravan	(0.8)	(0.1)	(0.9)
Total European	(0.8)	5.1	4.3

The increase in total European recreational vehicle net sales of 5.1% compared to the prior-year quarter resulted from an 0.8% increase in unit shipments and a 4.3% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The increase in net sales reflects ongoing European market demand for RV products as moderated by the negative impact of current chassis supply constraints. The sales increase of $30,509, or 5.1%, is partially offset by a decrease of $4,688, or (0.8)% of the 5.1% increase, due to the decrease in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 4.3% includes the impact of foreign currency exchange rate changes, which accounts for (0.8)% of the 4.3% increase on a constant-currency basis.

The increase in the overall net price per unit within the Motorcaravan product line of 5.7% was due to the impact of product mix changes and selective net selling price increases. The increase in the overall net price per unit within the Campervan product line of 21.8% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content compared to the prior-year quarter, in addition to selective net selling price increases.

European recreational vehicle cost of products sold increased $35,446 to $565,553, or 89.3% of European recreational vehicle net sales, for the three months ended October 31, 2021 compared to $530,107, or 88.0% of European recreational vehicle net sales, for the three months ended October 31, 2020. The changes in material, labor, freight-out and warranty costs comprised $27,412 of the $35,446 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales increased to 78.3% for the three months ended October 31, 2021 compared to 77.8% for the three months ended October 31, 2020, with the increase primarily due to an increase in the labor percentage. Total manufacturing overhead increased $8,034 with the increase in net sales, and increased as a percentage of motorized net sales from 10.2% to 11.0% primarily due to increased indirect labor and manufacturing employee benefit costs.

European recreational vehicle gross profit decreased $4,937 to $67,444, or 10.7% of European recreational vehicle net sales, for the three months ended October 31, 2021 compared to $72,381, or 12.0% of European recreational vehicle net sales, for the three months ended October 31, 2020. The decrease in gross profit and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $67,516, or 10.7% of European recreational vehicle net sales, for the three months ended October 31, 2021 compared to $60,421, or 10.0% of European recreational vehicle net sales, for the three months ended October 31, 2020. The $7,095 increase includes the impact of the increase in European recreational vehicle net sales, which caused commissions and other compensation and benefits to increase by $1,875. Depreciation expense also increased by $986, while miscellaneous administrative costs increased $1,785, primarily due to a favorable legal reserve settlement in the prior-year period. The increase in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the increased costs noted above.

European recreational vehicle loss before income taxes was $17,976, or approximately 2.8% of European recreational vehicle net sales, for the three months ended October 31, 2021 compared to a net loss of $5,506, or 0.9% of European recreational vehicle net sales, for the three months ended October 31, 2020. The primary reasons for the increases in the loss before income taxes and the percentage loss were the increases in the cost of products sold and selling, general and administrative expense noted above, as well as an increase of $2,162, or 0.2% as a percentage of net sales, in amortization expense.

Financial Condition and Liquidity

As of October 31, 2021, we had $336,237 in cash and cash equivalents, of which $185,563 was held in the U.S. and the equivalent of $150,674, predominantly in Euros, was held in Europe, compared to $445,852 on July 31, 2021, of which $282,220 was held in the U.S. and the equivalent of $163,632, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $109,615 decrease in cash and cash equivalents are described in more detail below.

Net working capital at October 31, 2021 was $1,176,969 compared to $1,008,738 at July 31, 2021. This increase is primarily attributable to the seasonal increases in inventory and accounts receivable and the impact of ongoing supply constraints on inventory, partially offset by the decrease in cash and cash equivalents noted above and an increase in accounts payable. Capital expenditures of $43,224 for the three months ended October 31, 2021 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and opportunistically through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock and special dividends based upon market and business conditions and excess cash availability, subject to customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by our Board of Directors (“Board”).

We anticipate capital expenditures during the remainder of fiscal 2022 for the Company of $230,000, primarily for certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

The Company’s Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain conditions prior to payment. The conditions for the payment of dividends under the existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2021 was $41,792 as compared to net cash used in operating activities of $81,290 for the three months ended October 31, 2020.

For the three months ended October 31, 2021, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $313,583 of operating cash. The change in net working capital resulted in the use of $271,791 of operating cash during that period, primarily due to an increase in inventory, as production levels have increased due to continued heightened consumer demand, and ongoing supply constraints have caused work in process and other inventory categories to increase. In addition, there was a seasonal increase in accounts receivable. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth, and an increase in accrued liabilities, primarily due to tax provisions exceeding tax payments during the three months ended October 31, 2021.

For the three months ended October 31, 2020, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, impairment and stock-based compensation) provided $182,891 of operating cash. The change in working capital resulted in the use of $264,181 of operating cash during that period, primarily due to an increase in inventory, as production levels increased due to the heightened dealer demand and significantly increased dealer backlog levels, and an increase in production lines. Accounts receivable also reflects a seasonal increase, and required income tax payments during the three months ended October 31, 2020 exceeded the income tax provision for the period as well. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2021 was $791,020, primarily due to $747,937 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, and capital expenditures of $43,224.

Net cash used in investing activities for the three months ended October 31, 2020 was $46,433, primarily due to $22,700 used in a business acquisition and capital expenditures of $24,708.

Financing Activities

Net cash provided by financing activities for the three months ended October 31, 2021 was $643,597, consisting primarily of borrowings of $660,088 on the revolving asset-based credit facilities, which included $625,000 borrowed in connection with the acquisition of Airxcel and $35,088 for temporary working capital needs, in addition to $500,000 in proceeds from the issuance of Senior Unsecured Notes in October 2021, which were then used to make $500,000 in payments on the ABL facility. During the first quarter of fiscal 2022, the Board approved and declared the payment of a regular quarterly dividend payment of $0.43 per share for the first quarter of fiscal 2022, but this dividend, totaling $23,917, was not paid until the second quarter of fiscal 2022.

Net cash used in financing activities for the three months ended October 31, 2020 was $68,495, consisting primarily of $62,796 in debt payments. During the first quarter of fiscal 2021, the Company's Board approved and declared the payment of a regular quarterly dividend payment of $0.41 per share for the first quarter of fiscal 2021, but this dividend, totaling $22,700, was not paid until the second quarter of fiscal 2021.

The Company increased its previous regular quarterly dividend of $0.41 per share to $0.43 per share in October 2021. In October 2020, the Company increased its previous regular quarterly dividend of $0.40 per share to $0.41 per share.

Accounting Standards

None.

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

The Company also holds $717,323 of debt denominated in Euros at October 31, 2021. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our October 31, 2021 debt balance by approximately $71,732.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of October 31, 2021, the Company has $432,250 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at October 31, 2021, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 17.7% of our weighted-average interest rate at October 31, 2021) would result in an estimated $10,357 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended October 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the COVID-19 pandemic are ongoing, including supply chain disruptions, there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

ITEM 6. EXHIBITS

Exhibit	Description *
2.1	Purchase Agreement, dated as of September 1, 2021, by and among the Company, Airx Intermediate, Inc. and Airx Midco, LLC
4.1
Indenture, dated as of October 14, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 14, 2021)

4.2
Form of certificate representing the 4.000% Senior Notes due 2029, included as Exhibit A to Exhibit 4.1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 14, 2021)

10.1
Amendment No. 1 to the ABL Credit Agreement, dated as of September 1, 2021, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2021 formatted in iXBRL (Inline “eXtensible Business Reporting Language”):
(i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) related notes to these financial statements.

*Certain schedules and exhibits referenced in certain agreements filed as exhibits hereto have been omitted in accordance with Item 601 (b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	December 8, 2021	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	December 8, 2021	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer