Form 10-Q
period 2022-01-31
THOR INDUSTRIES INC
filed 2022-03-09
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2022.
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
Yes    ☐    No    ☑
As of February 28, 2022, 55,030,244 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$305,243	$445,852
Restricted cash	25,080	2,854
Accounts receivable, trade, net	1,080,454	796,489
Accounts receivable, other, net	81,836	153,443
Inventories, net	1,679,079	1,369,384
Prepaid income taxes, expenses and other	29,004	35,501
Total current assets	3,200,696	2,803,523
Property, plant and equipment, net	1,216,323	1,185,131
Other assets:
Goodwill	1,888,752	1,563,255
Amortizable intangible assets, net	1,237,947	937,171
Deferred income tax assets, net	1,597	41,216
Other	119,830	123,792
Total other assets	3,248,126	2,665,434
TOTAL ASSETS	$7,665,145	$6,654,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,002,636	$915,045
Current portion of long-term debt	11,648	12,411
Short-term financial obligations	27,827	25,720
Accrued liabilities:
Compensation and related items	258,888	249,761
Product warranties	296,158	267,620
Income and other taxes	70,373	85,789
Promotions and rebates	101,806	128,869
Product, property and related liabilities	52,394	38,590
Other	82,684	70,980
Total current liabilities	1,904,414	1,794,785
Long-term debt	2,167,734	1,594,821
Deferred income tax liabilities, net	144,307	113,598
Unrecognized tax benefits	19,543	15,844
Other liabilities	175,563	186,934
Total long-term liabilities	2,507,147	1,911,197
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,059,403 and 65,651,570 shares, respectively	6,606	6,565
Additional paid-in capital	479,946	460,482
Retained earnings	3,231,378	2,770,401
Accumulated other comprehensive income (loss), net of tax	(55,703)	44,621
Less treasury shares of 11,029,159 and 10,285,329, respectively, at cost	(436,568)	(360,226)
Stockholders’ equity attributable to THOR Industries, Inc.	3,225,659	2,921,843
Non-controlling interests	27,925	26,263
Total stockholders’ equity	3,253,584	2,948,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,665,145	$6,654,088
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net sales	$3,875,018	$2,727,788	$7,833,242	$5,265,148
Cost of products sold	3,199,744	2,312,911	6,502,544	4,471,419
Gross profit	675,274	414,877	1,330,698	793,729
Selling, general and administrative expenses	267,450	206,189	563,333	387,952
Amortization of intangible assets	43,349	29,203	76,563	56,630
Interest income	91	202	284	520
Interest expense	24,598	24,164	45,511	48,440
Other income, net	6,285	8,436	13,520	9,051
Income before income taxes	346,253	163,959	659,095	310,278
Income tax provision	80,618	32,769	148,657	63,449
Net income	265,635	131,190	510,438	246,829
Less: Net income (loss) attributable to non-controlling interests	(933)	(1,334)	1,628	548
Net income attributable to THOR Industries, Inc.	$266,568	$132,524	$508,810	$246,281

Weighted-average common shares outstanding:
Basic	55,493,622	55,366,241	55,458,238	55,302,203
Diluted	55,649,445	55,568,667	55,720,079	55,561,675

Earnings per common share:
Basic	$4.80	$2.39	$9.17	$4.45
Diluted	$4.79	$2.38	$9.13	$4.43

Comprehensive income:
Net income	$265,635	$131,190	$510,438	$246,829
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(69,974)	60,133	(105,141)	41,140
Unrealized gain on derivatives, net of tax	2,129	2,351	4,484	5,683
Other (loss), net of tax	(372)	—	(372)	—
Total other comprehensive income (loss), net of tax	(68,217)	62,484	(101,029)	46,823
Total Comprehensive income	197,418	193,674	409,409	293,652
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,478)	(1,307)	923	688
Comprehensive income attributable to THOR Industries, Inc.	$198,896	$194,981	$408,486	$292,964

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net income	$510,438	$246,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	64,285	54,324
Amortization of intangible assets	76,563	56,630
Amortization of debt issuance costs	5,568	5,460
Deferred income tax (benefit) provision	(13,317)	(98)
(Gain) loss on disposition of property, plant and equipment	701	(196)
Stock-based compensation expense	12,986	13,058
Changes in assets and liabilities:
Accounts receivable	(165,085)	(99,282)
Inventories, net	(236,002)	(425,026)
Prepaid income taxes, expenses and other	15,014	(39,226)
Accounts payable	32,848	112,131
Accrued liabilities	8,204	(25,114)
Long-term liabilities and other	(14,151)	11,944
Net cash provided by (used in) operating activities	298,052	(88,566)
Cash flows from investing activities:
Purchases of property, plant and equipment	(117,804)	(48,097)
Proceeds from dispositions of property, plant and equipment	652	1,084
Business acquisitions, net of cash acquired	(781,818)	(310,576)
Net cash used in investing activities	(898,970)	(357,589)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	660,088	213,632
Payments on revolving asset-based credit facilities	(534,035)	—
Proceeds from issuance of senior unsecured notes	500,000	—
Payments on term-loan credit facilities	—	(59,700)
Payments on other debt	(5,965)	(7,522)
Payments of debt issuance costs	(8,445)	—
Regular cash dividends paid	(47,833)	(45,400)
Payments on finance lease obligations	(529)	(244)
Purchases of treasury shares	(58,331)	—
Payments related to vesting of stock-based awards	(18,011)	(8,317)
Short-term financial obligations and other, net	3,821	(5,488)
Net cash provided by financing activities	490,760	86,961
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8,225)	4,378
Net decrease in cash and cash equivalents and restricted cash	(118,383)	(354,816)
Cash and cash equivalents and restricted cash, beginning of period	448,706	541,363
Cash and cash equivalents and restricted cash, end of period	330,323	186,547
Less: restricted cash	25,080	2,913
Cash and cash equivalents, end of period	$305,243	$183,634
Supplemental cash flow information:
Income taxes paid	$151,307	$112,425
Interest paid	$33,529	$39,705
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$5,147	$3,422

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended January 31, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2021	66,058,290	$6,606	$473,775	$2,988,726	$11,969	10,438,198	$(378,237)	$3,102,839	$29,403	$3,132,242
Net income (loss)	—	—	—	266,568	—	—	—	266,568	(933)	265,635
Purchases of treasury shares	—	—	—	—	—	590,961	(58,331)	(58,331)	—	(58,331)
Restricted stock unit activity	1,113	—	(788)	—	—	—	—	(788)	—	(788)
Dividends $0.43 per common share	—	—	—	(23,916)	—	—	—	(23,916)	—	(23,916)
Stock-based compensation expense	—	—	6,959	—	—	—	—	6,959	—	6,959
Other comprehensive income (loss)	—	—	—	—	(67,672)	—	—	(67,672)	(545)	(68,217)
Balance at January 31, 2022	66,059,403	$6,606	$479,946	$3,231,378	$(55,703)	11,029,159	$(436,568)	$3,225,659	$27,925	$3,253,584

	Six Months Ended January 31, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income (loss)	—	—	—	508,810	—	—	—	508,810	1,628	510,438
Purchases of treasury shares	—	—	—	—	—	590,961	(58,331)	(58,331)	—	(58,331)
Restricted stock unit activity	407,833	41	6,478	—	—	152,869	(18,011)	(11,492)	—	(11,492)
Dividends $0.86 per common share	—	—	—	(47,833)	—	—	—	(47,833)	—	(47,833)
Stock-based compensation expense	—	—	12,986	—	—	—	—	12,986	—	12,986
Other comprehensive income (loss)	—	—	—	—	(100,324)	—	—	(100,324)	(705)	(101,029)
Acquisitions	—	—	—	—	—	—	—	—	739	739
Balance at January 31, 2022	66,059,403	$6,606	$479,946	$3,231,378	$(55,703)	11,029,159	$(436,568)	$3,225,659	$27,925	$3,253,584

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended January 31, 2021
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2020	65,651,570	$6,565	$442,794	$2,292,387	$11,219	10,285,329	$(360,226)	$2,392,739	$27,782	$2,420,521
Net income (loss)	—	—	—	132,524	—	—	—	132,524	(1,334)	131,190
Restricted stock unit activity	—	—	(2,074)	—	—	—	—	(2,074)	—	(2,074)
Dividends $0.41 per common share	—	—	—	(22,700)	—	—	—	(22,700)	—	(22,700)
Stock-based compensation expense	—	—	7,290	—	—	—	—	7,290	—	7,290
Other comprehensive income (loss)	—	—	—	—	62,457	—	—	62,457	27	62,484
Balance at January 31, 2021	65,651,570	$6,565	$448,010	$2,402,211	$73,676	10,285,329	$(360,226)	$2,570,236	$26,475	$2,596,711

	Six Months Ended January 31, 2021
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income	—	—	—	246,281	—	—	—	246,281	548	246,829
Restricted stock unit activity	255,039	25	(1,876)	—	—	87,554	(8,317)	(10,168)	—	(10,168)
Dividends $0.82 per common share	—	—	—	(45,400)	—	—	—	(45,400)	—	(45,400)
Stock-based compensation expense	—	—	13,058	—	—	—	—	13,058	—	13,058
Other comprehensive income (loss)	—	—	—	—	46,683	—	—	46,683	140	46,823
Balance at January 31, 2021	65,651,570	$6,565	$448,010	$2,402,211	$73,676	10,285,329	$(360,226)	$2,570,236	$26,475	$2,596,711

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

The July 31, 2021 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Due to seasonality within the recreational vehicle industry, and the impact of the ongoing COVID-19 pandemic on our industry, among other factors, annualizing the results of operations for the six months ended January 31, 2022 would not necessarily be indicative of the results expected for the full fiscal year.

2. Acquisitions

AirXcel

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to original equipment RV manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The initial cash consideration for the Airxcel acquisition was $750,000 in cash, subject to adjustments, and was funded through a combination of cash-on-hand and $625,000 of borrowings from the Company's asset-based credit facility (“ABL”). The total cash consideration to be paid was subject to the final determination of the actual acquired net working capital as of the close of business on September 1, 2021, which determination was finalized in the second quarter of fiscal 2022 and the true-up reduced the cash consideration to approximately $745,300. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL as discussed in Note 12 to the Condensed Consolidated Financial Statements. The interest rate provisions remain unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening the RV supply chain, diversifying its revenue sources and expanding Airxcel’s supply chain business in North America and Europe. Airxcel operates as an independent operation in the same manner as the Company's other subsidiaries.

The results of Airxcel are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income since the September 1, 2021 acquisition date. Airxcel recorded net sales of $217,540, net of intercompany sales, and net income before income taxes, net of intercompany profit elimination, of $10,793 for the period from the date of acquisition through January 31, 2022. Net income before income taxes included a charge of $6,791 related to the step-up in assigned value of acquired Airxcel inventory that was included in cost of products sold, and also includes $15,101 in amortization expense related to the acquired intangible assets.

During the fiscal quarter ended January 31, 2022, the Company made immaterial measurement period adjustments to better reflect the facts and circumstances that existed at the acquisition date. The following table summarizes the estimated fair values of the Airxcel net assets acquired on the acquisition date. The Company is in the process of finalizing the fair value analysis, but this analysis has not been fully completed. The provisional amounts included below, related to deferred income tax liabilities and certain accrued expenses, remain subject to potential adjustment. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

Cash	$23,404
Inventory	71,150
Other assets	62,657
Property, plant and equipment	40,518
Amortizable intangible assets:
Customer relationships	284,000
Trademarks	56,900
Design technology assets	60,600
Backlog	700
Goodwill	368,688
Current liabilities	(109,586)
Deferred income tax liabilities	(79,115)
Other liabilities	(10,494)
Non-controlling interest	(739)
Total fair value of net assets acquired	768,683
Less cash acquired	(23,404)
Total cash consideration for acquisition, less cash acquired	$745,279

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.3 years. The customer relationships were valued based on the Discounted Cash Flow Method and are being amortized on an accelerated basis over 20 years. The trademarks were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 10 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over two months. The vast majority of the goodwill recognized as a result of this transaction is not deductible for tax purposes.

Tiffin Group

On December 18, 2020, the Company acquired luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., including fifth wheel towable recreational vehicle manufacturer Vanleigh RV, and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc. and Vanleigh RV (collectively, the “Tiffin Group”). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, owns the Tiffin Group. Tiffin Motorhomes, Inc. operates out of various locations in Alabama while Vanleigh RV operates out of Mississippi.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.8 years. The dealer network was valued based on the Discounted Cash Flow Method and is being amortized on an accelerated basis over 18 to 20 years. The trademarks were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 20 years. Backlogs were valued based on the Discounted Cash Flow Method and were amortized on a straight-line basis over five to seven months. Generally, the goodwill recognized as a result of this transaction is not deductible for tax purposes.

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

	Three Months Ended January 31,
	2022	2021
Net sales	$3,875,018	$2,943,733
Net income attributable to THOR Industries, Inc.	$266,568	$148,448
Basic earnings per common share	$4.80	$2.68
Diluted earnings per common share	$4.79	$2.67

	Six Months Ended January 31,
	2022	2021
Net sales	$7,880,700	$5,756,969
Net income attributable to THOR Industries, Inc.	$515,623	$266,584
Basic earnings per common share	$9.30	$4.82
Diluted earnings per common share	$9.25	$4.80

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towables, (2) North American Motorized and (3) European. The operations of the Company’s Postle, Roadpass Digital (formerly Togo Group rebranded as Roadpass Digital in November 2021) and Airxcel subsidiaries are included in Other. Net sales included in Other related primarily to the sale of component parts and aluminum extrusions. Intercompany eliminations adjust for Postle and Airxcel sales primarily to the Company’s North American Towables and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2022	2021	2022	2021
Recreational vehicles
North American Towables	$1,985,088	$1,373,181	$4,225,922	$2,765,225
North American Motorized	976,806	576,995	1,901,834	1,070,850
Total North America	2,961,894	1,950,176	6,127,756	3,836,075
European	723,730	733,463	1,356,727	1,335,951
Total recreational vehicles	3,685,624	2,683,639	7,484,483	5,172,026
Other	294,146	74,714	551,976	155,421
Intercompany eliminations	(104,752)	(30,565)	(203,217)	(62,299)
Total	$3,875,018	$2,727,788	$7,833,242	$5,265,148

	Three Months Ended January 31,		Six Months Ended January 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2022	2021	2022	2021
Recreational vehicles
North American Towables	$275,895	$147,880	$542,177	$289,059
North American Motorized	104,037	43,421	192,935	84,988
Total North America	379,932	191,301	735,112	374,047
European	9,665	10,216	(8,311)	4,710
Total recreational vehicles	389,597	201,517	726,801	378,757
Other, net	23,092	9,644	46,621	21,134
Corporate	(66,436)	(47,202)	(114,327)	(89,613)
Total	$346,253	$163,959	$659,095	$310,278

TOTAL ASSETS:	January 31, 2022	July 31, 2021
Recreational vehicles
North American Towables	$2,172,879	$1,870,577
North American Motorized	1,227,559	1,073,506
Total North America	3,400,438	2,944,083
European	2,670,572	2,975,821
Total recreational vehicles	6,071,010	5,919,904
Other	1,244,227	272,350
Corporate	349,908	461,834
Total	$7,665,145	$6,654,088

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Recreational vehicles
North American Towables	$16,313	$16,318	$32,615	$32,125
North American Motorized	7,107	5,334	14,129	9,104
Total North America	23,420	21,652	46,744	41,229
European	33,696	31,608	68,409	62,931
Total recreational vehicles	57,116	53,260	115,153	104,160
Other	18,357	3,039	24,837	5,950
Corporate	422	416	858	844
Total	$75,895	$56,715	$140,848	$110,954

	Three Months Ended January 31,		Six Months Ended January 31,
CAPITAL ACQUISITIONS:	2022	2021	2022	2021
Recreational vehicles
North American Towables	$21,479	$6,913	$34,613	$16,321
North American Motorized	6,691	3,730	15,320	5,475
Total North America	28,170	10,643	49,933	21,796
European	39,425	13,322	54,227	23,216
Total recreational vehicles	67,595	23,965	104,160	45,012
Other	7,763	1,216	12,180	2,660
Corporate	49	28	83	389
Total	$75,407	$25,209	$116,423	$48,061

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Weighted-average common shares outstanding for basic earnings per share	55,493,622	55,366,241	55,458,238	55,302,203
Unvested restricted and performance stock units	155,823	202,426	261,841	259,472
Weighted-average common shares outstanding assuming dilution	55,649,445	55,568,667	55,720,079	55,561,675

For the three months ended January 31, 2022 and 2021, the Company had 235,552 and 60,916 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the six months ended January 31, 2022 and 2021, the Company had 132,942 and 78,862 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive.

5. Derivatives and Hedging

The fair value of our derivative instruments designated as cash flow hedges, and the associated notional amounts, presented on a pre-tax basis, were as follows:

	January 31, 2022		July 31, 2021
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$40,249	$943	$41,899	$88
Interest rate swap agreements	379,275	4,713	482,138	11,420
Total derivative financial instruments	$419,524	$5,656	$524,037	$11,508
Foreign currency forward contracts outstanding at January 31, 2022 are used to exchange British Pounds Sterling (“GBP”) for Euro. The total notional value of these contracts, at January 31, 2022 is 30,000 GBP ($40,249), and these contracts have various maturity dates through July 29, 2022.

The Company entered into interest rate swaps to convert a portion of the Company’s long-term debt from floating-rate to fixed-rate debt. As of January 31, 2022, the outstanding swaps had notional contract values of $379,275, partially hedging the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains for the three months ended January 31, 2022, net of tax, were $18,388 and gains for the six months ended January 31, 2022, net of tax, were $27,628. Losses for the three and six months ended January 31, 2021, net of tax, were $16,436 and $10,954, respectively.

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three and six-month periods ended January 31, 2022 and January 31, 2021, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $29,255 and a fair value of $1,704, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of January 31, 2022. These other derivative instruments had a notional amount totaling approximately $32,466 and a fair value of $1,948, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of July 31, 2021. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended January 31,
	2022	2021
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(479)	$(66)
Interest rate swap agreements (1)	2,608	2,417
Total gain (loss)	$2,129	$2,351

(1) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $795 and $(206) for the three months ended January 31, 2022 and 2021, respectively.

	Six Months Ended January 31,
	2022	2021
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(620)	$(66)
Interest rate swap agreements (2)	5,104	5,749
Total gain (loss)	$4,484	$5,683

(2) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $1,402 and $352 for the six months ended January 31, 2022 and 2021, respectively.

	Three Months Ended January 31,
	2022		2021
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(271)	$—	$7	$—
Interest rate swap agreements	—	(1,813)	—	(2,623)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain ( loss) recognized in income, net of tax
Interest rate swap agreements	—	2	—	(8)
Total gain (loss)	$(271)	$(1,811)	$7	$(2,631)

	Six Months Ended January 31,
	2022		2021
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(284)	$—	$7	$—
Interest rate swap agreements	—	(3,702)	—	(5,397)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	89	—	(46)
Total gain (loss)	$(284)	$(3,613)	$7	$(5,443)

6. Inventories

Major classifications of inventories are as follows:

	January 31, 2022	July 31, 2021
Finished goods – RV	$121,798	$114,843
Finished goods – other	111,881	57,810
Work in process	412,536	376,594
Raw materials	770,650	602,106
Chassis	349,954	292,921
Subtotal	1,766,819	1,444,274
Excess of FIFO costs over LIFO costs	(87,740)	(74,890)
Total inventories, net	$1,679,079	$1,369,384

Of the $1,766,819 and $1,444,274 of inventories at January 31, 2022 and July 31, 2021, $1,053,259 and $946,767, respectively, were valued on the first-in, first-out (“FIFO”) method, and $713,560 and $497,507, respectively, were valued on the last-in, first-out (“LIFO”) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	January 31, 2022	July 31, 2021
Land	$146,449	$142,746
Buildings and improvements	884,675	837,065
Machinery and equipment	585,149	523,714
Rental vehicles	36,552	75,449
Lease right-of-use assets – operating	46,468	42,601
Lease right-of-use assets – finance	6,637	7,010
Total cost	1,705,930	1,628,585
Less accumulated depreciation	(489,607)	(443,454)
Property, plant and equipment, net	$1,216,323	$1,185,131

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	January 31, 2022		July 31, 2021
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,124,776	$376,085	$861,562	$327,751
Trademarks	361,817	70,459	311,208	62,675
Design technology and other intangibles	269,246	72,223	215,956	62,237
Non-compete agreements	1,400	525	1,400	292
Total amortizable intangible assets	$1,757,239	$519,292	$1,390,126	$452,955

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2022	$81,685
For the fiscal year ending July 31, 2023	145,539
For the fiscal year ending July 31, 2024	132,955
For the fiscal year ending July 31, 2025	120,633
For the fiscal year ending July 31, 2026	108,912
For the fiscal year ending July 31, 2027 and thereafter	648,223
$1,237,947

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2022 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal 2022 activity:
Goodwill acquired	—	—	—	389,838	389,838
Measurement period adjustments	—	—	—	49	49
Foreign currency translation	—	—	(64,390)	—	(64,390)
Net balance as of January 31, 2022	$344,975	$53,875	$977,307	$512,595	$1,888,752

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal 2021 activity:
Goodwill acquired	18,845	43,491	—	17,882	80,218
Foreign currency translation	—	—	25,231	—	25,231
Net balance as of January 31, 2021	$352,631	$43,491	$1,063,160	$122,708	$1,581,990

9. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 14% of the Company’s consolidated net sales for the three-month period ended January 31, 2022 and 13% of the Company’s consolidated net sales for the three-month period ended January 31, 2021, and accounted for 14% of the Company’s consolidated net sales for both the six-month period ended January 31, 2022 and the six-month period ended January 31, 2021. Sales to this dealer are reported within both the North American Towables and North American Motorized segments. This dealer also accounted for 17% and 15% of the Company’s consolidated trade accounts receivable at January 31, 2022 and July 31, 2021, respectively. The loss of this dealer could have a material effect on the Company’s business.

10. Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at January 31, 2022 and July 31, 2021 are as follows:

	Input Level	January 31, 2022	July 31, 2021
Deferred compensation plan mutual fund assets	Level 1	$56,122	$51,085
Foreign currency forward contract liability	Level 2	$943	$88
Interest rate swap liabilities	Level 2	$6,417	$13,369

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Beginning balance	$290,617	$245,554	$267,620	$252,869
Provision	75,585	52,870	160,123	103,741
Payments	(67,784)	(60,365)	(138,036)	(117,939)
Acquisition	—	11,032	9,828	11,032
Foreign currency translation	(2,260)	1,918	(3,377)	1,306
Ending balance	$296,158	$251,009	$296,158	$251,009

12. Long-Term Debt

The components of long-term debt are as follows:

	January 31, 2022	July 31, 2021
Term loan	$1,503,043	$1,540,013
Asset-based credit facility	125,000	—
Senior unsecured notes	500,000	—
Unsecured notes	27,890	29,728
Other debt	60,761	70,952
Gross long-term debt	2,216,694	1,640,693
Debt issuance costs, net of amortization	(37,312)	(33,461)
Total long-term debt, net of debt issuance costs	2,179,382	1,607,232
Less: current portion of long-term debt	(11,648)	(12,411)
Total long-term debt, net, less current portion	$2,167,734	$1,594,821

The Company is a party to a seven-year term loan (“term loan”) agreement, which originally consisted of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $750,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL originally matured on February 1, 2024. In connection with the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, effective September 1, 2021, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the maturity date of the ABL from February 1, 2024 to September 1, 2026, subject to a springing maturity at an earlier date if the maturity date of the Company’s term loan has not been extended or refinanced. The ABL interest rate provisions remain unchanged.

As of January 31, 2022, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.125%. The interest rate on $379,275 of that balance, however, was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate of 3.125%, but the interest rate on $482,138 of that balance was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. The total interest rate on the January 31, 2022 outstanding Euro term loan tranche balance of $561,143 was 3.000%, and the total interest rate on the July 31, 2021 outstanding Euro term loan tranche of $598,113 was also 3.000%.

As of January 31, 2022, the total weighted average interest rate on the outstanding ABL borrowings of $125,000 was 1.351%. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash on hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year, beginning with the first payment on April 15, 2022. The Senior Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or six months ended January 31, 2022 or 2021.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.50%, or LIBOR plus 1.25% to 1.50%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on January 31, 2022 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $847,000.

The unsecured notes of 25,000 Euro ($27,890) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($22,312) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,578) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.400% to 3.430%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2022	$5,677
For the fiscal year ending July 31, 2023	11,440
For the fiscal year ending July 31, 2024	11,559
For the fiscal year ending July 31, 2025	158,755
For the fiscal year ending July 31, 2026	1,505,949
For the fiscal year ending July 31, 2027 and thereafter	523,314
$2,216,694

For the three and six months ended January 31, 2022, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $20,812 and $38,455, respectively. For the three and six months ended January 31, 2021, interest expense on the term loan, ABL and other debt facilities was $20,663 and $41,251, respectively.

In fiscal 2019, the Company incurred fees to secure the term loan and ABL, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company also incurred and capitalized certain creditor fees related to the March 25, 2021 repricing of its term loan, to be amortized over the remaining life of the term loan, and certain creditor fees of $2,127 related to the September 1, 2021 expansion of the ABL, which are being amortized over the remaining life of the extended ABL. In addition, the Company incurred fees of $8,445 relative to the $500,000 Senior Unsecured Notes issued October 14, 2021 discussed above, and those debt issuance costs are being amortized over the eight-year term of those notes. The Company recorded total charges related to the amortization of these term loan, ABL and Unsecured Senior Note fees, which are classified as interest expense, of $3,144 and $5,568 for the three and six months ended January 31, 2022. The unamortized balance of all capitalized ABL facility fees was $7,554 at January 31, 2022 and $7,005 as of July 31, 2021 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s term-loan debt at January 31, 2022 and July 31, 2021 was $1,502,643 and $1,551,141, respectively, and the fair value of the Company’s Senior Unsecured Notes at January 31, 2022 was $483,750. The fair values of the Company’s term-loan and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, primarily based on quoted market prices. The fair value of other debt held by the Company approximates carrying value.

13. Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2022 was 23.3%, and the effective income tax rate for the six months ended January 31, 2022 was 22.6%. These rates were both favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax. The overall effective income tax rate for the three months ended January 31, 2021 was 20.0%, and the effective income tax rate for the six months ended January 31, 2021 was 20.4%. These rates were both favorably impacted by certain foreign tax rate differences which include certain income not subject to corporate income tax and also by certain foreign return-to-provision adjustments that had a greater impact in relation to pre-tax income.

Within the next 12 months, the Company anticipates a decrease of approximately $4,800 in unrecognized tax benefits, and $1,000 in accrued interest related to unrecognized tax benefits recorded as of January 31, 2022, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years 2018 through 2020 remain open and could be subject to examination. In major state jurisdictions, fiscal years 2018 through 2020 generally remain open and could be subject to examination. In major foreign jurisdictions, fiscal years 2016 through 2020 remain open and subject to examination. The Company is currently under exam by certain U.S. state tax authorities for fiscal years 2018 through 2020 and by certain foreign jurisdictions for fiscal years 2016 through 2019. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

14. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $3,396,455 and $1,821,012 as of January 31, 2022 and July 31, 2021, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $9,883 and $6,023 as of January 31, 2022 and July 31, 2021, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and six months ended January 31, 2022 and January 31, 2021 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company issued a product recall in the fourth quarter of fiscal 2021 related to certain purchased parts utilized in certain of our North American towable products. Based on developments during the second quarter of fiscal 2022, including our expectations regarding the extent of vendor reimbursement, we have revised our estimate of the cost of the recall, which resulted in a favorable adjustment during the three months ended January 31, 2022 to the amount previously accrued. In addition, we accrued additional expense during the second quarter of fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. During the three months ended January 31, 2022, the Company recognized $13,000 of net expense as a component of selling, general and administrative costs related to these two matters. For the six months ended January 31, 2022, the Company has recognized $35,000 of net expense as a component of selling, general and administrative costs related to these two matters.

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

15. Leases

The Company has operating leases principally for land, buildings and equipment, and has various finance leases for certain land and buildings expiring through 2035.

Certain of the Company’s leases include options to extend or terminate the leases, and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the three and six-month periods ended January 31, 2022 and January 31, 2021 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Operating lease cost	$6,908	$3,881	$13,216	$7,758
Finance lease cost
Amortization of right-of-use assets	187	175	373	311
Interest on lease liabilities	120	131	245	257
Total lease cost	$7,215	$4,187	$13,834	$8,326

Other information related to leases was as follows:

	Six Months Ended January 31,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,193	$7,710
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,598	$7,204
Finance leases	$—	$4,000

Supplemental Balance Sheet Information	January 31, 2022	July 31, 2021
Operating leases:
Operating lease right-of-use assets	$46,468	$42,601

Operating lease liabilities:
Other current liabilities	$9,922	$8,944
Other long-term liabilities	36,881	33,923
Total operating lease liabilities	$46,803	$42,867

Finance leases:
Finance lease right-of-use assets	$6,637	$7,010

Finance lease liabilities
Other current liabilities	$1,131	$1,081
Other long-term liabilities	4,115	4,694
Total finance lease liabilities	$5,246	$5,775

	January 31, 2022	July 31, 2021
Weighted-average remaining lease term:
Operating leases	10.3 years	11.1 years
Finance leases	4.7 years	5.1 years
Weighted-average discount rate:
Operating leases	3.4%	3.2%
Finance leases	9.1%	8.9%

Future minimum rental payments required under operating and finance leases as of January 31, 2022 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2022	$8,159	$780
For the fiscal year ending July 31, 2023	13,052	1,578
For the fiscal year ending July 31, 2024	9,908	1,059
For the fiscal year ending July 31, 2025	6,888	1,083
For the fiscal year ending July 31, 2026	5,001	1,107
For the fiscal year ending July 31, 2027 and thereafter	20,678	954
Total future lease payments	63,686	6,561
Less: amount representing interest	(16,883)	(1,315)
Total reported lease liability	$46,803	$5,246

16. Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended January 31, 2022 and January 31, 2021 for stock-based awards totaled $6,959 and $7,290, respectively. Total stock-based compensation expense recognized in the six-month periods ended January 31, 2022 and January 31, 2021 for stock-based awards totaled $12,986 and $13,058, respectively.

Share Repurchase Program

On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024.

Under the share repurchase program, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management's evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

Under this share repurchase program, during the three months ended January 31, 2022, the Company purchased 590,961 shares of its common stock, at various times in the open market, at a weighted-average price of $98.71 and held them as treasury shares at an aggregate purchase price of $58,331. As of January 31, 2022, the remaining amount of the Company's common stock that may be repurchased under this program is $191,669.

17. Revenue Recognition

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European segment include sales related to accessories and services, new and used vehicle sales at owned dealerships and RV rentals. All material revenue streams are considered point-in-time. Other sales relate primarily to component part sales to RV original equipment manufacturers and aftermarket sales through dealers and retailers, as well as aluminum extruded components.

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2022	2021	2022	2021
Recreational vehicles
North American Towables
Travel Trailers	$1,250,579	$831,359	$2,660,203	$1,669,259
Fifth Wheels	734,509	541,822	1,565,719	1,095,966
Total North American Towables	1,985,088	1,373,181	4,225,922	2,765,225
North American Motorized
Class A	429,894	222,128	839,393	380,683
Class C	361,565	294,300	721,571	569,699
Class B	185,347	60,567	340,870	120,468
Total North American Motorized	976,806	576,995	1,901,834	1,070,850
Total North America	2,961,894	1,950,176	6,127,756	3,836,075
European
Motorcaravan	350,861	419,137	667,125	737,480
Campervan	192,838	149,112	370,621	292,512
Caravan	91,153	71,654	151,833	126,849
Other RV-related	88,878	93,560	167,148	179,110
Total European	723,730	733,463	1,356,727	1,335,951
Total recreational vehicles	3,685,624	2,683,639	7,484,483	5,172,026
Other	294,146	74,714	551,976	155,421
Intercompany eliminations	(104,752)	(30,565)	(203,217)	(62,299)
Total	$3,875,018	$2,727,788	$7,833,242	$5,265,148

18. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended January 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$19,145	$(6,300)	$(876)	$11,969	$(932)	$11,037
OCI before reclassifications	(69,429)	4	(372)	(69,797)	(545)	(70,342)
Income taxes associated with OCI before reclassifications (1)	—	41	—	41	—	41
Amounts reclassified from AOCI	—	2,736	—	2,736	—	2,736
Income taxes associated with amounts reclassified from AOCI	—	(652)	—	(652)	—	(652)
OCI, net of tax for the fiscal period	(69,429)	2,129	(372)	(67,672)	(545)	(68,217)
AOCI, net of tax	$(50,284)	$(4,171)	$(1,248)	$(55,703)	$(1,477)	$(57,180)

	Three Months Ended January 31, 2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$27,406	$(15,491)	$(696)	$11,219	$(742)	$10,477
OCI before reclassifications	60,106	(352)	—	59,754	27	59,781
Income taxes associated with OCI before reclassifications (1)	—	87	—	87	—	87
Amounts reclassified from AOCI	—	3,410	—	3,410	—	3,410
Income taxes associated with amounts reclassified from AOCI	—	(794)	—	(794)	—	(794)
OCI, net of tax for the fiscal period	60,106	2,351	—	62,457	27	62,484
AOCI, net of tax	$87,512	$(13,140)	$(696)	$73,676	$(715)	$72,961

	Six Months Ended January 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(104,436)	589	(372)	(104,219)	(705)	(104,924)
Income taxes associated with OCI before reclassifications (1)	—	(91)	—	(91)	—	(91)
Amounts reclassified from AOCI	—	5,264	—	5,264	—	5,264
Income taxes associated with amounts reclassified from AOCI	—	(1,278)	—	(1,278)	—	(1,278)
OCI, net of tax for the fiscal period	(104,436)	4,484	(372)	(100,324)	(705)	(101,029)
AOCI, net of tax	$(50,284)	$(4,171)	$(1,248)	$(55,703)	$(1,477)	$(57,180)

	Six Months Ended January 31, 2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138
OCI before reclassifications	41,000	380	—	41,380	140	41,520
Income taxes associated with OCI before reclassifications (1)	—	(87)	—	(87)	—	(87)
Amounts reclassified from AOCI	—	7,049	—	7,049	—	7,049
Income taxes associated with amounts reclassified from AOCI	—	(1,659)	—	(1,659)	—	(1,659)
OCI, net of tax for the fiscal period	41,000	5,683	—	46,683	140	46,823
AOCI, net of tax	$87,512	$(13,140)	$(696)	$73,676	$(715)	$72,961

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
•the impact of war, military conflict, terrorism and/or cyber-attacks, including state-sponsored attacks;
•the impact of sudden or significant energy or fuel cost increases, including those caused by geopolitical events, on our costs of operation, on raw material prices, on our independent dealers or on retail customers;
•the dependence on a small group of suppliers for certain components used in production;
•the level and magnitude of warranty and recall claims incurred;
•the ability of our suppliers to financially support any defects in their products;
•legislative, regulatory and tax law and/or policy developments including their potential impact on our independent dealers, retail customers or on our suppliers;
•the costs of compliance with governmental regulation;
•the impact of an adverse outcome or conclusion related to current or future litigation or regulatory investigations;
•public perception of and the costs related to environmental, social and governance matters;
•legal and compliance issues including those that may arise in conjunction with recently completed transactions;
•lower consumer confidence and the level of discretionary consumer spending;
•interest rate fluctuations and their potential impact on the general economy and, specifically, on our profitability and on our independent dealers and consumers;
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
•the loss or reduction of sales to key independent dealers;
•disruption of the delivery of units to independent dealers;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2021, THOR’s combined U.S. and Canadian market share was approximately 41.7% for travel trailers and fifth wheels combined and approximately 47.7% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's original equipment manufacturer (“OEM”) reporting countries, our European market share for the calendar year ended December 31, 2021 was approximately 24.6% for motorcaravans and campervans combined and approximately 17.8% for caravans.

Our business model includes decentralized operating units, and our RV products are primarily sold to independent, non-franchise dealers who, in turn, retail those products. The Company also sells component parts to both RV and other original equipment manufacturers, including aluminum extruded components, and sells aftermarket component parts through dealers and retailers. Our growth has been achieved both organically and through acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic growth acquisitions.

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

Recent Events

Share Repurchase Program

On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024.

Under the share repurchase program, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means.

Under this share repurchase program, during the three months ended January 31, 2022, the Company purchased 590,961 shares of its common stock, at various times in the open market, at a weighted-average price of $98.71 and held them as treasury shares at an aggregate purchase price of $58,331. As of January 31, 2022, the remaining amount of the Company’s common stock that may be repurchased under this program is $191,669.

Issuance of Senior Unsecured Notes

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

Airxcel Acquisition

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality products which they sell primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The final cash consideration for the acquisition of Airxcel was $743,500 and was funded through a combination of cash-on-hand and $625,000 in borrowings from the Company’s ABL. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the term of the ABL as discussed in Note 12 to the Condensed Consolidated Financial Statements. The interest rate remains unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening its supply chain, diversifying its revenue sources and expanding Airxcel’s supply chain business in North American and Europe. Airxcel operates as an independent operation in the same manner as the Company’s other subsidiaries.

North American RV Industry

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

North American RV independent dealer inventory of our North American RV products as of January 31, 2022 increased 43.4% to approximately 112,000 units, compared to approximately 78,100 units as of January 31, 2021.

As of January 31, 2022, North American dealer inventory levels have grown since the prior year but are still generally below historical stocking levels, particularly in certain product categories. THOR’s North American RV backlog as of January 31, 2022 increased $6,505,388, or 79.6%, to $14,675,385 compared to $8,169,997 as of January 31, 2021.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	544,028	389,613	154,415	39.6
North American Motorized Units	56,212	40,799	15,413	37.8
Total	600,240	430,412	169,828	39.5

The changes in wholesale shipments noted above in the towable and motorized units were both impacted by the COVID-19 pandemic. Shipments were significantly limited for both towable and motorized products during the period from March to June 2020, as most RV manufacturers and dealers were shut down for a number of weeks during that time period. Since then, demand for both towable and motorized products has been robust, resulting in strong levels of wholesale shipments in calendar 2021.

In March 2022, RVIA issued a revised estimate for calendar year 2022 wholesale unit shipments. In the RVIA’s most likely scenario, towable and motorized unit shipments are projected to increase to approximately 531,400 and 59,700, respectively, for an annual total of 591,100 units, a decrease of 1.5% from calendar year 2021 wholesale shipments. This RVIA calendar year 2022 most likely forecast could range from a lower estimate of approximately 578,800 total units to an upper estimate of approximately 603,300 units.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar years 2022 and 2023 may not follow typical seasonal patterns as dealers respond to consumer demand and then rebuild their inventory to optimal stocking levels.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	511,678	468,260	43,418	9.3
North American Motorized Units	53,481	53,113	368	0.7
Total	565,159	521,373	43,786	8.4

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

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar years ended December 31, 2021 and 2020 to correspond to the North American industry wholesale periods noted above, were as follows (2021 period includes Tiffin Group shipments):

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	236,817	165,387	71,430	43.2
North American Motorized Units	28,718	16,634	12,084	72.6
Total	265,535	182,021	83,514	45.9

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2021 and 2020 to correspond to the North American industry retail periods noted above, were as follows (2021 period includes Tiffin Group registrations):

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2021	2020	(Decrease)	Change
North American Towable Units	208,660	193,117	15,543	8.0
North American Motorized Units	25,530	20,655	4,875	23.6
Total	234,190	213,772	20,418	9.6

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

North American Outlook

The extent to which the COVID-19 pandemic may continue to impact our business in future periods remains uncertain and unpredictable. In addition, the impact of current macroeconomic factors on our business – including inflation, supply chain constraints and geopolitical events – is uncertain. Nonetheless, our outlook for future growth in North American retail sales in the long term remains optimistic as there are many factors driving product demand that we believe will continue even after the pandemic ends. We believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them the ability to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions.

A positive outlook for the North American RV segment is also supported by surveys conducted by THOR, RVIA and others, which show that Americans love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. Historically, retail sales have been dependent upon various economic conditions faced by consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market, changes in tax rates and fuel availability and prices. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, and we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components, the impact of actual or threatened tariffs on commodity costs and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We continue to be alerted by a number of our North American chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, particularly semiconductor chips, will limit their production of chassis, and hence, our production and sales of motorized RVs will also be impacted. The North American RV industry has, from time to time in the past and continuing into the quarter ended January 31, 2022, experienced shortages of chassis for these and various other reasons, including component shortages, production delays and intermittent work stoppages at the chassis manufacturers. If these shortages continue for a prolonged period for any reason, it would have a negative impact on our sales and earnings.

The North American RV industry is also facing continuing cost increases, supply shortages and delivery delays of other, non-chassis, raw material components. While our supply chain has been resilient enough to support us during our recent growth in sales and production, these shortages and constraints have negatively impacted our ability to further ramp up production rates and sales during the current fiscal year and has caused an increase in work in process inventory as of January 31, 2022. We believe these shortages and delays will continue to result in production delays or adjusted production rates, which will limit our ability to ramp up production to meet existing demand and could have a negative impact on our results of operations. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers’ ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic or other factors.

European RV Industry

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis, the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 23.1% and 7.8% of the European caravan and motorcaravan (including campervans) market for the calendar year ended December 31, 2021, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic conditions, the current impact of COVID-19 and the local responses and restrictions in place to manage the pandemic. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below historic levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are currently below historical norms, which has contributed to the higher than normal European backlogs.

THOR’s European RV backlog as of January 31, 2022 increased $407,304, or 15.4%, to $3,051,485 compared to $2,644,181 as of January 31, 2021, with the increase attributable to a number of causes, including the continued perceived safety of RV travel during the COVID-19 pandemic, a strong desire to socially distance, a reduction in commercial air travel and cruises as compared to historic levels, an increase in various marketing campaigns to promote sales, and the low independent European RV dealer inventory levels noted above.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Year		%	Calendar Year		%
	2021	2020	Change	2021	2020	Change
OEM Reporting Countries (1)	161,461	143,943	12.2	57,818	58,901	(1.8)
Non-OEM Reporting Countries (1)	19,838	16,241	22.1	20,276	17,034	19.0
Total	181,299	160,184	13.2	78,094	75,935	2.8

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

Company European Retail Statistics

	European Unit Registrations (1)
	Calendar Year		Increase	%
	2021	2020	(Decrease)	Change
Motorcaravan and Campervan	39,731	36,965	2,766	7.5
Caravan	10,305	11,783	(1,478)	(12.5)
Total OEM-Reporting Countries	50,036	48,748	1,288	2.6

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

European Outlook

Our European operations offer a full lineup of leisure vehicles including caravans, urban campers, campervans and small-to-large motorcaravans. Our product offerings are not limited to vehicles only but also include accessories and services, including vehicle rentals. In addition, we address European retail customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, we intend to continue expanding our retail customer reach, in particular, to new and younger consumer segments.

The extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. In addition, the impact of current macroeconomic factors on our business – including inflation, supply chain constraints, and geopolitical events – is uncertain. Our outlook for future growth in European RV retail sales also depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output in the near term. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and regulatory restrictions, and, most recently, travel safety considerations all influence retail sales. Our long-term outlook for future growth in European RV retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Prior to the pandemic, we and our independent European dealers marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occurred throughout the calendar year. These fairs have historically been well-attended events that allowed retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Since the start of the pandemic, the protection of the health of our employees, customers and dealer-partners has been our top priority. As a result, we cancelled our participation in most European trade fairs and major events in calendar 2021 and currently plan on limited participation in calendar 2022. In place of the trade fairs, we have and will continue to strengthen and expand our digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With over 1,000 active dealer-partners in Germany and throughout Europe, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

Economic or industry-wide factors affecting our European RV operating results include the availability and costs of commodities and component parts and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold and any future increases in these costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts.

We continue to be alerted by a number of our European chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, including, but not limited to, semiconductor chips, will continue to limit their production of RV chassis. Exacerbating this situation is the fact that certain of the chassis we have historically utilized in the production of certain of our higher volume products require a higher number of semiconductors compared to other chassis. For the six months ended January 31, 2022, we continued to experience delays in the receipt of, and a reduction in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production. We expect these ongoing challenges to persist and, in particular, anticipate continued delays in receipt of chassis in Europe as well as a reduction in the number of chassis to be received in fiscal 2022 and continuing into fiscal 2023 compared to our planned production rates. As a result, these limitations in the availability of chassis will inhibit our ability to consistently maintain our planned production levels and will limit our ability to ramp up production of certain products despite dealer demand for those products.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year and has caused an increase in our work in process inventory as of January 31, 2022. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to ramp up production to meet existing demand and could have a negative impact on our operating results.

Where possible, to minimize the impact of these supply chain constraints, we have identified a second-source supplier base for certain component parts, however, the overall scope of supply chain constraints within Europe and the engineering requirements required with an alternate component part, particularly the chassis our various units are built upon, has limited the impact of these alternative suppliers on reducing our near-term supply constraints.

If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers’ ability to supply our needs for key components, our costs of such components and our production output would be adversely affected. In addition, if the adverse impact of COVID-19 on our vendors increases or is prolonged, the limited availability of key components, including chassis, will have a further negative impact on our production output during fiscal 2022. Uncertainties related to changing emission standards, such as the Euro 6d standard which became effective as of January 2020 for new models and became effective for certain vehicles starting January 2021 and certain other vehicles starting January 2022, may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In addition to material supply constraints, labor shortages may also impact our European operations. Currently, a number of the employees of our production facilities in Europe reside in one country while working in another, and therefore travel restrictions imposed by certain countries within Europe may negatively impact the availability of our labor force and therefore our production output.

Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

NET SALES:	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$1,985,088	$1,373,181	$611,907	44.6
North American Motorized	976,806	576,995	399,811	69.3
Total North America	2,961,894	1,950,176	1,011,718	51.9
European	723,730	733,463	(9,733)	(1.3)
Total recreational vehicles	3,685,624	2,683,639	1,001,985	37.3
Other	294,146	74,714	219,432	293.7
Intercompany eliminations	(104,752)	(30,565)	(74,187)	(242.7)
Total	$3,875,018	$2,727,788	$1,147,230	42.1

# OF UNITS:
Recreational vehicles
North American Towables	56,244	48,403	7,841	16.2
North American Motorized	7,379	5,587	1,792	32.1
Total North America	63,623	53,990	9,633	17.8
European	14,861	14,581	280	1.9
Total	78,484	68,571	9,913	14.5

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$376,716	19.0	$227,656	16.6	$149,060	65.5
North American Motorized	156,281	16.0	75,118	13.0	81,163	108.0
Total North America	532,997	18.0	302,774	15.5	230,223	76.0
European	90,129	12.5	94,637	12.9	(4,508)	(4.8)
Total recreational vehicles	623,126	16.9	397,411	14.8	225,715	56.8
Other, net	52,148	17.7	17,466	23.4	34,682	198.6
Total	$675,274	17.4	$414,877	15.2	$260,397	62.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$93,053	4.7	$73,196	5.3	$19,857	27.1
North American Motorized	49,654	5.1	29,641	5.1	20,013	67.5
Total North America	142,707	4.8	102,837	5.3	39,870	38.8
European	63,064	8.7	66,309	9.0	(3,245)	(4.9)
Total recreational vehicles	205,771	5.6	169,146	6.3	36,625	21.7
Other	18,318	6.2	6,249	8.4	12,069	193.1
Corporate	43,361	—	30,794	—	12,567	40.8
Total	$267,450	6.9	$206,189	7.6	$61,261	29.7

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended January 31, 2022	% of Segment Net Sales	Three Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$275,895	13.9	$147,880	10.8	$128,015	86.6
North American Motorized	104,037	10.7	43,421	7.5	60,616	139.6
Total North America	379,932	12.8	191,301	9.8	188,631	98.6
European	9,665	1.3	10,216	1.4	(551)	(5.4)
Total recreational vehicles	389,597	10.6	201,517	7.5	188,080	93.3
Other, net	23,092	7.9	9,644	12.9	13,448	139.4
Corporate	(66,436)	—	(47,202)	—	(19,234)	(40.7)
Total	$346,253	8.9	$163,959	6.0	$182,294	111.2

ORDER BACKLOG:	As of January 31, 2022	As of January 31, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$10,442,906	$5,253,564	$5,189,342	98.8
North American Motorized	4,232,479	2,916,433	1,316,046	45.1
Total North America	14,675,385	8,169,997	6,505,388	79.6
European	3,051,485	2,644,181	407,304	15.4
Total	$17,726,870	$10,814,178	$6,912,692	63.9

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2022 increased $1,147,230, or 42.1%, compared to the three months ended January 31, 2021. The increase in consolidated net sales is primarily due to the continuing increase in product demand and acquisitions since the prior-year period. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $132,272 of the $1,147,230 increase in net sales, or 4.8% of the 42.1% increase, as the current period includes a full three months of Tiffin Group operations as compared to six weeks in the prior-year period. The addition of Airxcel, acquired on September 1, 2021, accounted for $128,761 of the $1,147,230 increase in net sales, or 4.7% of the 42.1% increase. Approximately 19.0% of the Company’s net sales for the quarter ended January 31, 2022 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $1,147,230, or 42.1%, increase in consolidated net sales includes a decrease of $43,969 resulting from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended January 31, 2022 increased $260,397, or 62.8%, compared to the three months ended January 31, 2021. Consolidated gross profit was 17.4% of consolidated net sales for the three months ended January 31, 2022 and 15.2% for the three months ended January 31, 2021. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period and gross margin cost percentage improvements noted in the segment discussions below.

Selling, general and administrative expenses for the three months ended January 31, 2022 increased $61,261, or 29.7%, compared to the three months ended January 31, 2021, primarily due to the increase in net sales.

Amortization of intangible assets expense for the three months ended January 31, 2022 increased $14,146 to $43,349 compared to $29,203 for the three months ended January 31, 2021, primarily due to additional amortization of $1,073 and $12,917 from the acquisitions of the Tiffin Group and Airxcel, respectively, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Income before income taxes for the three months ended January 31, 2022 was $346,253, as compared to $163,959 for the three months ended January 31, 2021, an increase of $182,294 or 111.2%, primarily driven by the increase in net sales and the increase in the consolidated gross profit percentage noted above.

The overall effective income tax rate for the three months ended January 31, 2022 was 23.3% compared with 20.0% for the three months ended January 31, 2021. The primary reason for the increase in the overall effective income tax rate was the jurisdictional mix of pre-tax income between the comparable periods and with respect to the three months ended January 31, 2021, certain favorable foreign return-to-provision adjustments that had a greater impact on the effective rate in relation to pre-tax income.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $12,567 to $43,361 for the three months ended January 31, 2022 compared to $30,794 for the three months ended January 31, 2021, an increase of 40.8%. This increase primarily relates to expenses accrued by the Company during the three months ended January 31, 2022 related to the ongoing investigation of the Company’s advertising practices in Germany as discussed in Note 14 to the Condensed Consolidated Financial Statements, partially offset by a decrease in deferred compensation of $11,094. The decrease in deferred compensation was effectively offset by the increase in other expense related to the deferred compensation plan assets noted below.

Corporate interest, costs of products sold and other income and expense was $23,075 of net expense for the three months ended January 31, 2022 compared to $16,408 of net expense for the three months ended January 31, 2021. This increase in net expense of $6,667 included the change in the fair value of the Company’s deferred compensation plan assets primarily due to market fluctuations, which resulted in an increase in other expense, net of $11,108 compared to the prior-year period. This increase in expense was partially offset by a non-cash foreign currency gain of $6,036 related to certain Euro-denominated loans in the three months ended January 31, 2022 as compared to a nominal loss in the prior-year period.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2022 compared to the three months ended January 31, 2021:

	Three Months Ended January 31, 2022	% of Segment Net Sales	Three Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$1,250,579	63.0	$831,359	60.5	$419,220	50.4
Fifth Wheels	734,509	37.0	541,822	39.5	192,687	35.6
Total North American Towables	$1,985,088	100.0	$1,373,181	100.0	$611,907	44.6

	Three Months Ended January 31, 2022	% of Segment Shipments	Three Months Ended January 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	45,337	80.6	37,346	77.2	7,991	21.4
Fifth Wheels	10,907	19.4	11,057	22.8	(150)	(1.4)
Total North American Towables	56,244	100.0	48,403	100.0	7,841	16.2

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						29.0
Fifth Wheels						37.0
Total North American Towables						28.4

The increase in total North American towables net sales of 44.6% compared to the prior-year quarter resulted from a 16.2% increase in unit shipments and a 28.4% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in North American towables net sales is due to the continuing increase in dealer and consumer demand. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $14,835 of the $611,907 increase and for 1.1% of the 44.6% increase, as the current period includes a full three months of Tiffin Group operations as compared to six weeks in the prior-year period. According to statistics published by RVIA, for the three months ended January 31, 2022, combined North American travel trailer and fifth wheel wholesale unit shipments increased 11.1% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2021 and 2020, our North American market share for travel trailers and fifth wheels combined was 40.5% and 39.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 29.0% and the overall net price per unit within the fifth wheel product line of 37.0% were primarily due to the combination of reduced sales discounts, product mix changes and selective net selling price increases, primarily to offset known and anticipated material cost increases, compared to the prior-year quarter.

North American towables cost of products sold increased $462,847 to $1,608,372, or 81.0% of North American towables net sales, for the three months ended January 31, 2022 compared to $1,145,525, or 83.4% of North American towables net sales, for the three months ended January 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $444,342 of the $462,847 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 75.6% for the three months ended January 31, 2022 compared to 76.9% for the three months ended January 31, 2021, primarily as a result of a decrease in the labor cost percentage, mainly due to increased volumes combined with a more efficient workforce compared to the prior-year period. The freight-out cost percentage also decreased due to a higher percentage of units being picked up by dealers in the current-year period as opposed to being delivered. These reductions were partially offset by an increase in the material cost percentage compared to the prior-year period, as the continued benefit from reduced sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, was more than offset by continued material cost increases since the prior-year period. Total manufacturing overhead increased $18,505 with the increase in sales, but decreased as a percentage of North American towables net sales from 6.5% to 5.4% as the significantly increased net sales levels resulted in lower overhead costs per unit sold.

North American towables gross profit increased $149,060 to $376,716, or 19.0% of North American towables net sales, for the three months ended January 31, 2022 compared to $227,656, or 16.6% of North American towables net sales, for the three months ended January 31, 2021. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $93,053, or 4.7% of North American towables net sales, for the three months ended January 31, 2022 compared to $73,196, or 5.3% of North American towables net sales, for the three months ended January 31, 2021. This $19,857 increase is primarily due to the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $24,172. This increase was partially offset by a decrease in product-related costs, primarily due to the reduction of previously recorded reserves related to a product recall on certain purchased parts utilized in certain of our North American towable products, as discussed in Note 14 to the Condensed Consolidated Financial Statements. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the increase in net sales.

North American towables income before income taxes was $275,895, or 13.9% of North American towables net sales, for the three months ended January 31, 2022 compared to $147,880, or 10.8% of North American towables net sales, for the three months ended January 31, 2021. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2022 compared to the three months ended January 31, 2021:

	Three Months Ended January 31, 2022	% of Segment Net Sales	Three Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$429,894	44.0	$222,128	38.5	$207,766	93.5
Class C	361,565	37.0	294,300	51.0	67,265	22.9
Class B	185,347	19.0	60,567	10.5	124,780	206.0
Total North American Motorized	$976,806	100.0	$576,995	100.0	$399,811	69.3

	Three Months Ended January 31, 2022	% of Segment Shipments	Three Months Ended January 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,062	27.9	1,500	26.8	562	37.5
Class C	3,492	47.3	3,481	62.3	11	0.3
Class B	1,825	24.8	606	10.9	1,219	201.2
Total North American Motorized	7,379	100.0	5,587	100.0	1,792	32.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						56.0
Class C						22.6
Class B						4.8
Total North American Motorized						37.2

The increase in total North American motorized net sales of 69.3% compared to the prior-year quarter resulted from a 32.1% increase in unit shipments and a 37.2% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in North American motorized net sales is primarily due to the continuing increase in dealer and consumer demand. The addition of the Tiffin Group, acquired on December 18, 2020, also accounted for $117,437 of the $399,811 increase, or 20.4% of the 69.3% increase, as the current period included a full three months of Tiffin Group operations as compared to six weeks in the prior-year period. According to statistics published by RVIA, for the three months ended January 31, 2022, combined North American motorhome wholesale unit shipments increased 7.9% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2021 and 2020, our North American market share for motorhomes was 48.3% and 41.1%, respectively, including 3.7% attributable to the Tiffin Group for the three months ended December 31, 2021. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 56.0% was predominately due to the impact of a higher concentration of the higher-priced Tiffin Group product lines along with selective net selling price increases since the prior-year period to offset known and anticipated material and other input cost increases. The Tiffin Group Class A product lines are primarily higher-priced diesel units as opposed to the more moderately-priced gas units, which represented the majority of the Class A units sold in the prior-year period. The increase in the overall net price per unit within the Class C product line of 22.6% was primarily due to product mix change and selective net selling price increases since the prior-year period to offset rising material and other input costs. The increase in the overall net price per unit within the Class B product line of 4.8% is primarily due to product mix changes, primarily due to the recently introduced, higher-priced Tiffin Group Class B offering more than offsetting the recent trend of a higher concentration of sales of lower-priced Class B products in the current-year period.

North American motorized cost of products sold increased $318,648 to $820,525, or 84.0% of North American motorized net sales, for the three months ended January 31, 2022 compared to $501,877, or 87.0% of North American motorized net sales, for the three months ended January 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $298,537 of the $318,648 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 78.9% for the three months ended January 31, 2022 compared to 81.8% for the three months ended January 31, 2021, with the decrease primarily due to a decrease in the material cost percentage, partially offset by modest increases in the labor and warranty cost percentages. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, selective net selling price increases to cover known and anticipated material and other input cost increases, and product mix changes, primarily due to a higher concentration of Tiffin Group products since the prior-year period. Total manufacturing overhead increased $20,111, primarily due to the net sales increase, but decreased slightly as a percentage of North American motorized net sales from 5.2% to 5.1%.

North American motorized gross profit increased $81,163 to $156,281, or 16.0% of North American motorized net sales, for the three months ended January 31, 2022 compared to $75,118, or 13.0% of North American motorized net sales, for the three months ended January 31, 2021. The increase in gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $49,654, or 5.1% of North American motorized net sales, for the three months ended January 31, 2022 compared to $29,641, or 5.1% of North American motorized net sales, for the three months ended January 31, 2021. The primary reason for the $20,013 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $19,062.

North American motorized income before income taxes was $104,037, or 10.7% of North American motorized net sales, for the three months ended January 31, 2022 compared to $43,421, or 7.5% of motorized net sales, for the three months ended January 31, 2021. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2022 compared to the three months ended January 31, 2021:

	Three Months Ended January 31, 2022	% of Segment Net Sales	Three Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$350,861	48.5	$419,137	57.1	$(68,276)	(16.3)
Campervan	192,838	26.6	149,112	20.3	43,726	29.3
Caravan	91,153	12.6	71,654	9.8	19,499	27.2
Other	88,878	12.3	93,560	12.8	(4,682)	(5.0)
Total European	$723,730	100.0	$733,463	100.0	$(9,733)	(1.3)

	Three Months Ended January 31, 2022	% of Segment Shipments	Three Months Ended January 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	5,982	40.3	7,026	48.2	(1,044)	(14.9)
Campervan	4,774	32.1	4,121	28.3	653	15.8
Caravan	4,105	27.6	3,434	23.5	671	19.5
Total European	14,861	100.0	14,581	100.0	280	1.9

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(6.0)	4.6	(1.4)
Campervan	(6.0)	19.5	13.5
Caravan	(6.0)	13.7	7.7
Total European	(6.0)	2.8	(3.2)

The decrease in total European recreational vehicle net sales of 1.3% compared to the prior-year quarter resulted from an 1.9% increase in unit shipments and a 3.2% decrease in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The overall decrease in net sales of $9,733, or 1.3%, is mainly due to the impact of the change in foreign exchange rates since the prior year period resulting in a decrease of $43,969, or 6.0% of the 1.3% overall decrease, as sales on a constant-currency basis increased 4.7%. The increase in sales on a constant-currency basis was moderated by the negative impacts of the lack of chassis availability, COVID-related shutdowns and other production disruptions due to component part shortages during the current-year period.

The overall net price per unit decrease of 3.2% includes the impact of foreign currency exchange rate changes, which accounts for a 6.0% decrease included in the overall 3.2% decrease, partially offset by an increase of 2.8% due to mix and price on a constant-currency basis.

The increase in the overall net price per unit within the Motorcaravan product line of 4.6% was due to the impact of product mix changes and selective net selling price increases. The increase in the overall net price per unit within the Campervan product line of 19.5% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content compared to the prior-year quarter, in addition to selective net selling price increases. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 13.7% was primarily due to the impact of product mix changes.

European recreational vehicle cost of products sold decreased $5,225 to $633,601, or 87.5% of European recreational vehicle net sales, for the three months ended January 31, 2022 compared to $638,826, or 87.1% of European recreational vehicle net sales, for the three months ended January 31, 2021. The decrease in material, labor, freight-out and warranty costs comprised $10,974 of the $5,225 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 77.1% for the three months ended January 31, 2022 compared to 77.6% for the three months ended January 31, 2021, with the overall decrease primarily due to a decrease in the material cost percentage, which was primarily due to product mix changes and selective net selling price increases since the prior-year period to cover known and anticipated material cost increases, partially offset by an increase in the labor percentage. Total manufacturing overhead increased $5,749 with the increase in net sales, and increased as a percentage of European recreational vehicle net sales from 9.5% to 10.4% primarily due to increased indirect labor and manufacturing employee benefit costs.

European recreational vehicle gross profit decreased $4,508 to $90,129, or 12.5% of European recreational vehicle net sales, for the three months ended January 31, 2022 compared to $94,637, or 12.9% of European recreational vehicle net sales, for the three months ended January 31, 2021. The decrease in gross profit and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $63,064, or 8.7% of European recreational vehicle net sales, for the three months ended January 31, 2022 compared to $66,309, or 9.0% of European recreational vehicle net sales, for the three months ended January 31, 2021. The $3,245 decrease is primarily due to the impact of compensation and benefit costs decreasing by $2,330.

European recreational vehicle income before income taxes was $9,665, or 1.3% of European recreational vehicle net sales, for the three months ended January 31, 2022 compared to a net income of $10,216, or 1.4% of European recreational vehicle net sales, for the three months ended January 31, 2021.

Six Months Ended January 31, 2022 Compared to the Six Months Ended January 31, 2021

NET SALES:	Six Months Ended January 31, 2022	Six Months Ended January 31, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$4,225,922	$2,765,225	$1,460,697	52.8
North American Motorized	1,901,834	1,070,850	830,984	77.6
Total North America	6,127,756	3,836,075	2,291,681	59.7
European	1,356,727	1,335,951	20,776	1.6
Total recreational vehicles	7,484,483	5,172,026	2,312,457	44.7
Other	551,976	155,421	396,555	255.1
Intercompany eliminations	(203,217)	(62,299)	(140,918)	(226.2)
Total	$7,833,242	$5,265,148	$2,568,094	48.8

# OF UNITS:
Recreational vehicles
North American Towables	124,681	98,744	25,937	26.3
North American Motorized	14,716	10,754	3,962	36.8
Total North America	139,397	109,498	29,899	27.3
European	27,188	26,807	381	1.4
Total	166,585	136,305	30,280	22.2

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$785,255	18.6	$447,504	16.2	$337,751	75.5
North American Motorized	296,002	15.6	143,220	13.4	152,782	106.7
Total North America	1,081,257	17.6	590,724	15.4	490,533	83.0
European	157,573	11.6	167,018	12.5	(9,445)	(5.7)
Total recreational vehicles	1,238,830	16.6	757,742	14.7	481,088	63.5
Other, net	91,868	16.6	35,987	23.2	55,881	155.3
Total	$1,330,698	17.0	$793,729	15.1	$536,969	67.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$226,865	5.4	$143,534	5.2	$83,331	58.1
North American Motorized	97,735	5.1	54,793	5.1	42,942	78.4
Total North America	324,600	5.3	198,327	5.2	126,273	63.7
European	130,580	9.6	126,730	9.5	3,850	3.0
Total recreational vehicles	455,180	6.1	325,057	6.3	130,123	40.0
Other	33,445	6.1	11,685	7.5	21,760	186.2
Corporate	74,708	—	51,210	—	23,498	45.9
Total	$563,333	7.2	$387,952	7.4	$175,381	45.2

INCOME (LOSS) BEFORE INCOME TAXES:	Six Months Ended January 31, 2022	% of Segment Net Sales	Six Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$542,177	12.8	$289,059	10.5	$253,118	87.6
North American Motorized	192,935	10.1	84,988	7.9	107,947	127.0
Total North America	735,112	12.0	374,047	9.8	361,065	96.5
European	(8,311)	(0.6)	4,710	0.4	(13,021)	(276.5)
Total recreational vehicles	726,801	9.7	378,757	7.3	348,044	91.9
Other, net	46,621	8.4	21,134	13.6	25,487	120.6
Corporate	(114,327)	—	(89,613)	—	(24,714)	(27.6)
Total	$659,095	8.4	$310,278	5.9	$348,817	112.4

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2022 increased $2,568,094, or 48.8%, compared to the six months ended January 31, 2021. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $360,556 of the $2,568,094 increase in net sales, or 6.8% of the 48.8% increase, as the current-year period includes six months of Tiffin Group operations compared to six weeks in the prior-year period. The addition of Airxcel, acquired on September 1, 2021, accounted for $217,540 of the $2,568,094 increase in net sales, or 4.1% of the 48.8% increase. Approximately 17.3% of the Company’s net sales for the six months ended January 31, 2022 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $2,568,094, or 48.8%, increase in consolidated net sales included a decrease of $48,657 from the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the six months ended January 31, 2022 increased $536,969, or 67.7%, compared to the six months ended January 31, 2021. Consolidated gross profit was 17.0% of consolidated net sales for the six months ended January 31, 2022 and 15.1% for the six months ended January 31, 2021. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the six months ended January 31, 2022 increased $175,381, or 45.2%, compared to the six months ended January 31, 2021.

Amortization of intangible assets expense for the six months ended January 31, 2022 increased $19,933 to $76,563 compared to $56,630 for the six months ended January 31, 2021, primarily due to higher dealer network amortization in the European segment as compared to the prior-year period and additional amortization of $3,562 and $15,101 due to the acquisitions of the Tiffin Group and Airxcel, respectively, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Income before income taxes for the six months ended January 31, 2022 was $659,095, as compared to $310,278 for the six months ended January 31, 2021, an increase of $348,817, or 112.4%, primarily driven by the increase in net sales and improvement in gross margin noted above.

The overall effective income tax rate for the six months ended January 31, 2022 was 22.6% compared with 20.4% for the six months ended January 31, 2021. The primary reason for the increase in the overall effective income tax rate was the jurisdictional mix of pre-tax income between the comparable periods while certain favorable foreign return-to-provision adjustments were recorded in the six months ended January 31, 2021.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $23,498 to $74,708 for the six months ended January 31, 2022 compared to $51,210 for the six months ended January 31, 2021, an increase of 45.9%. This increase primarily relates to expenses accrued by the Company during the three months ended January 31, 2022 related to the ongoing investigation of the Company’s advertising practices in Germany, as discussed in Note 14 to the Condensed Consolidated Financial Statements. Other changes include costs recorded at Corporate related to our standby repurchase obligation reserve increasing by $3,400 due to dealer inventory level increases in the current-year period exceeding dealer inventory increases in the prior-year period, and compensation costs increased $2,052. Charitable contributions also increased by $1,658. These cost increases were partially offset by a decrease in deferred compensation of $8,959, which was effectively offset by the increase in other expense related to the deferred compensation plan assets noted below.

Corporate interest, cost of products sold and other income and expense was $39,619 of net expense for the six months ended January 31, 2022 compared to $38,403 of net expense for the six months ended January 31, 2021. This increase in net expense of $1,216 included the change in the fair value of the Company’s deferred compensation plan assets due to market fluctuations and investment income resulted in a total increase in other expense, net of $9,021 compared to the prior-year period. Research and development costs, which are related to product electrification and other Corporate-led innovation initiatives and are included in cost of products sold, also increased $6,578. These increases in expense were partially offset by a non-cash foreign currency gain of $9,821 related to certain Euro-denominated loans in the six months ended January 31, 2022 as compared to a nominal loss in the prior-year period, a decrease in interest expense and fees on the debt facilities of $2,487 due primarily to reduced interest rates, partially offset by increased average debt balances, compared to the prior-year period, and a $2,139 gain related to corporate-owned life insurance benefits.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2022 compared to the six months ended January 31, 2021:

	Six Months Ended January 31, 2022	% of Segment Net Sales	Six Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$2,660,203	62.9	$1,669,259	60.4	$990,944	59.4
Fifth Wheels	1,565,719	37.1	1,095,966	39.6	469,753	42.9
Total North American Towables	$4,225,922	100.0	$2,765,225	100.0	$1,460,697	52.8

	Six Months Ended January 31, 2022	% of Segment Shipments	Six Months Ended January 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	100,236	80.4	76,423	77.4	23,813	31.2
Fifth Wheels	24,445	19.6	22,321	22.6	2,124	9.5
Total North American Towables	124,681	100.0	98,744	100.0	25,937	26.3

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						28.2
Fifth Wheels						33.4
Total North American Towables						26.5

The increase in total North American towables net sales of 52.8% compared to the prior-year period resulted from a 26.3% increase in unit shipments and a 26.5% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the six months ended January 31, 2022, combined North American travel trailer and fifth wheel wholesale unit shipments increased 20.7% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2021 and 2020, our North American market share for travel trailers and fifth wheels combined was 41.5% and 41.3%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 28.2% and the increase in the overall net price per unit within the fifth wheel product line of 33.4% were primarily due to the impacts of selective net price increases and product mix changes compared to the prior-year period.

North American towables cost of products sold increased $1,122,946 to $3,440,667, or 81.4% of North American towables net sales, for the six months ended January 31, 2022 compared to $2,317,721, or 83.8% of North American towables net sales, for the six months ended January 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $1,072,255 of the $1,122,946 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 76.2% for the six months ended January 31, 2022 compared to 77.6% for the six months ended January 31, 2021, primarily as a result of a decrease in the labor cost percentage, mainly due to increased volumes combined with a more efficient workforce compared to the prior-year period. The freight-out cost percentage also decreased due to a higher percentage of units being picked up by dealers in the current-year period as opposed to being delivered. These reductions were partially offset by an increase in the material cost percentage compared to the prior-year period, as the continued benefit from reduced sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, was more than offset by increasing material costs since the prior-year period. Total manufacturing overhead increased $50,691 with the increase in net sales, but decreased as a percentage of North American towables net sales from 6.2% to 5.2%, as the increased net sales levels resulted in lower overhead cost per units sold.

North American towables gross profit increased $337,751 to $785,255, or 18.6% of North American towables net sales, for the six months ended January 31, 2022 compared to $447,504, or 16.2% of North American towables net sales, for the six months ended January 31, 2021. The increase in the gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $226,865, or 5.4% of North American towables net sales, for the six months ended January 31, 2022 compared to $143,534, or 5.2% of North American towables net sales, for the six months ended January 31, 2021. The primary reason for the $83,331 increase was the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $60,922, with the remaining increase primarily due to an increase in product-related settlement costs, primarily due to collection uncertainty on amounts due from applicable vendor suppliers for costs related to a product recall related to certain purchased parts utilized in certain of our North American towable products, as discussed in Note 14 to the Condensed Consolidated Financial Statements. The increase in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the increased product-related costs noted above.

North American towables income before income taxes was $542,177, or 12.8% of North American towables net sales, for the six months ended January 31, 2022 compared to $289,059 or 10.5% of North American towables net sales, for the six months ended January 31, 2021. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage, partially offset by the increase in the selling, general and administrative expense percentage, noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2022 compared to the six months ended January 31, 2021:

	Six Months Ended January 31, 2022	% of Segment Net Sales	Six Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$839,393	44.1	$380,683	35.5	$458,710	120.5
Class C	721,571	37.9	569,699	53.2	151,872	26.7
Class B	340,870	18.0	120,468	11.3	220,402	183.0
Total North American Motorized	$1,901,834	100.0	$1,070,850	100.0	$830,984	77.6

	Six Months Ended January 31, 2022	% of Segment Shipments	Six Months Ended January 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	4,226	28.7	2,668	24.8	1,558	58.4
Class C	7,137	48.5	6,945	64.6	192	2.8
Class B	3,353	22.8	1,141	10.6	2,212	193.9
Total North American Motorized	14,716	100.0	10,754	100.0	3,962	36.8

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						62.1
Class C						23.9
Class B						(10.9)
Total North American Motorized						40.8

The increase in total North American motorized net sales of 77.6% compared to the prior-year period resulted from a 36.8% increase in unit shipments and a 40.8% increase in the overall net price per unit due to the impact of changes in product mix and price. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $318,592 of the $830,984 increase or 29.8% of the 77.6% increase, as the current period includes six months of Tiffin Group operations as compared to six weeks in the prior-year period. According to statistics published by RVIA, for the six months ended January 31, 2022, combined North American motorhome wholesale unit shipments increased 13.6% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2021 and 2020, our North American market share for motorhomes was 48.0% and 39.1%, respectively, including 4.4% attributable to the Tiffin Group for the six-month period ended December 31, 2021. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 62.1% was primarily due to the net impact of the addition of the higher-priced Tiffin Group product lines and selective net price increases. The Tiffin Group Class A product lines are primarily in the higher-priced diesel units as opposed to the more moderately-priced gas units, which represented the majority of the Class A units sold in the prior-year period. The increase in the overall net price per unit within the Class C product line of 23.9% was primarily due to product mix changes and selective net selling price increases since the prior-year period to offset rising material and other input costs. The decrease in the overall net price per unit within the Class B product line of 10.9% is primarily due to product mix changes as a result of a much higher concentration of sales of lower-priced Class B products in the current-year period, including increased sales of previously existing lower-priced models and the introduction of several new lower-priced models, as compared to the prior-year period.

North American motorized cost of products sold increased $678,202 to $1,605,832, or 84.4% of North American motorized net sales, for the six months ended January 31, 2022 compared to $927,630, or 86.6% of North American motorized net sales, for the six months ended January 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $631,385 of the $678,202 increase due to the increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 79.2% for the six months ended January 31, 2022 compared to 81.8% for the six months ended January 31, 2021, with the decrease primarily due to a decrease in the material cost percentage, partially offset by modest increases in the labor and warranty cost percentages. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, selective net selling price increases to cover known and anticipated material cost increases, and product mix changes, primarily due to a higher concentration of Tiffin Group products since the prior-year period. Total manufacturing overhead increased $46,817 due to the net sales increase and related increased employee wages, benefits and health insurance costs, and increased as a percentage of North American motorized net sales from 4.8% to 5.2%, primarily due to the increased employee benefits and health insurance costs percentage.

North American motorized gross profit increased $152,782 to $296,002, or 15.6% of North American motorized net sales, for the six months ended January 31, 2022 compared to $143,220, or 13.4% of North American motorized net sales, for the six months ended January 31, 2021. The increase in gross profit was due primarily to the increase in North American motorized net sales, and the increase in the gross profit percentage was due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $97,735, or 5.1% of North American motorized net sales, for the six months ended January 31, 2022 compared to $54,793, or 5.1% of North American motorized net sales, for the six months ended January 31, 2021. The primary reason for the $42,942 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $36,815.

North American motorized income before income taxes was $192,935, or 10.1% of North American motorized net sales, for the six months ended January 31, 2022 compared to $84,988, or 7.9% of North American motorized net sales, for the six months ended January 31, 2021. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2022 compared to the six months ended January 31, 2021:

	Six Months Ended January 31, 2022	% of Segment Net Sales	Six Months Ended January 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$667,125	49.2	$737,480	55.2	$(70,355)	(9.5)
Campervan	370,621	27.3	292,512	21.9	78,109	26.7
Caravan	151,833	11.2	126,849	9.5	24,984	19.7
Other	167,148	12.3	179,110	13.4	(11,962)	(6.7)
Total European	$1,356,727	100.0	$1,335,951	100.0	$20,776	1.6

	Six Months Ended January 31, 2022	% of Segment Shipments	Six Months Ended January 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	11,062	40.7	12,409	46.3	(1,347)	(10.9)
Campervan	9,178	33.8	8,398	31.3	780	9.3
Caravan	6,948	25.5	6,000	22.4	948	15.8
Total European	27,188	100.0	26,807	100.0	381	1.4

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(3.6)	5.0	1.4
Campervan	(3.6)	21.0	17.4
Caravan	(3.6)	7.5	3.9
Total European	(3.6)	3.8	0.2

The increase in total European recreational vehicle net sales of 1.6% compared to the prior-year period resulted from an 1.4% increase in unit shipments and a 0.2% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The overall net sales increase of $20,776 includes a decrease of $48,657, or (3.6)% included in the 1.6% overall increase, as net sales on a constant-currency basis increased 5.2%. This overall sales increase was moderated by the negative impacts of the lack of chassis availability, COVID-related shutdowns and other production disruptions due to component part shortages during the current-year period.

The overall net price per unit increase of 0.2% includes the impact of foreign currency exchange rate changes, which accounts for 3.6% decrease included in the overall 0.2% increase, along with an increase of 3.8% due to mix and price on a constant-currency basis.

The increase in the overall net price per unit due to product mix and price within the Motorcaravan product line of 5.0% was primarily due to product mix changes and selective net selling price increases since the prior-year period. The increase in the overall net price per unit due to product mix and price within the Campervan product line of 21.0% was primarily due to the net impact of product mix changes, including more sales of units with higher chassis content compared to the prior-year period. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 7.5% was primarily due to the impact of product mix changes.

European recreational vehicle cost of products sold increased $30,221 to $1,199,154, or 88.4% of European recreational vehicle net sales, for the six months ended January 31, 2022 compared to $1,168,933, or 87.5% of European recreational vehicle net sales, for the six months ended January 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $16,438 of the $30,221 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales was 77.8% for the six months ended January 31, 2022 compared to 77.7% for the six months ended January 31, 2021, which included a slight decrease in the material cost percentage offset by an increase in the labor percentage. Total manufacturing overhead increased $13,783 with the volume increase and increased as a percentage of European recreational vehicle net sales from 9.8% to 10.6% primarily due to increased indirect labor and manufacturing employee benefit costs.

European recreational vehicle gross profit decreased $9,445 to $157,573, or 11.6% of European recreational vehicle net sales, for the six months ended January 31, 2022 compared to $167,018, or 12.5% of European recreational vehicle net sales, for the six months ended January 31, 2021. The decrease in gross profit and gross profit percentage is due to the increase in the cost of products sold and the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $130,580, or 9.6% of European recreational vehicle net sales, for the six months ended January 31, 2022 compared to $126,730, or 9.5% of European recreational vehicle net sales, for the six months ended January 31, 2021. The primary reasons for the $3,850 increase were an increase in depreciation expense of $1,727 and an increase in miscellaneous expenses of $1,386, primarily due to a favorable legal reserve settlement in the prior-year period.

European recreational vehicle net loss before income taxes was $8,311, or 0.6% of European recreational vehicle net sales, for the six months ended January 31, 2022 compared to a net income before income taxes of $4,710, or 0.4% of European recreational vehicle net sales, for the six months ended January 31, 2021. The primary reason for the increase in loss before income taxes was the increase in the cost of products sold noted above.

Financial Condition and Liquidity

As of January 31, 2022, we had $305,243 in cash and cash equivalents, of which $230,796 was held in the U.S. and the equivalent of $74,447, predominantly in Euros, was held in Europe, compared to $445,852 on July 31, 2021, of which $282,220 was held in the U.S. and the equivalent of $163,632, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $140,609 decrease in cash and cash equivalents are described in more detail below.

Net working capital at January 31, 2022 was $1,296,282 compared to $1,008,738 at July 31, 2021. This increase is primarily attributable to the seasonal increases in inventory and accounts receivable, partially offset by the decrease in cash and cash equivalents noted above and an increase in accounts payable. Capital expenditures of $117,804 for the six months ended January 31, 2022 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and opportunistically through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase program as discussed in Note 16 to the Condensed Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by our Board of Directors (“Board”).

Subsequent to January 31, 2022, we made principal payments of $25,000 on our asset-based credit facility and $40,000 on our U.S. term loan. The asset-based credit facility and U.S. term loan are discussed in more detail in Note 12 to the Condensed Consolidated Financial Statements.

We anticipate capital expenditures during the remainder of fiscal 2022 for the Company of $160,000, primarily for certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2022 was $298,052 as compared to net cash used in operating activities of $88,566 for the six months ended January 31, 2021.

For the six months ended January 31, 2022, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $657,224 of operating cash. The change in net working capital resulted in the use of $359,172 of operating cash during that period, primarily due to an increase in inventory, as production levels have increased due to continued heightened consumer demand, and ongoing supply constraints have caused work in process and other inventory categories to increase. In addition, there was a seasonal increase in accounts receivable. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth.

For the six months ended January 31, 2021, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $376,007 of operating cash. The change in working capital resulted in the use of $464,573 of operating cash during that period, primarily due to an increase in inventory, as production levels increased due to the heightened dealer demand and significantly increased dealer backlog levels, and an increase in production lines. Accounts receivable also reflects a seasonal increase, and required income tax payments during the six months ended January 31, 2021 exceeded the income tax provision for the period as well. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2022 was $898,970, primarily due to $781,818 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, and capital expenditures of $117,804.

Net cash used in investing activities for the six months ended January 31, 2021 was $357,589, primarily due to $310,576 used in the business acquisition of the Tiffin Group and capital expenditures of $48,097.

Financing Activities

Net cash provided by financing activities for the six months ended January 31, 2022 was $490,760, consisting primarily of borrowings of $660,088 on the revolving asset-based credit facilities, which included $625,000 borrowed in connection with the acquisition of Airxcel and $35,088 for temporary working capital needs, in addition to $500,000 in proceeds from the issuance of Senior Unsecured Notes in October 2021, which were then used as part of the $534,035 in payments on the ABL facility. In addition, regular quarterly dividend payments of $0.43 per share for each of the first two quarters of fiscal 2022 were made totaling $47,833, and $58,331 was spent on treasury share repurchases.

Net cash provided by financing activities for the six months ended January 31, 2021 was $86,961, consisting primarily of borrowings of $213,632 on the revolving asset-based credit facilities, which included $165,000 borrowed in connection with the acquisition of the Tiffin Group and $48,632 for seasonal working capital needs, partially offset by $67,222 in debt payments and regular quarterly dividend payments of $0.41 for each of the first two quarters of fiscal 2021 totaling $45,400.

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

The Company also holds $649,780 of debt denominated in Euros at January 31, 2022. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our January 31, 2022 debt balance by approximately $64,978.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of January 31, 2022, the Company has $379,275 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at January 31, 2022, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 19.1% of our weighted-average interest rate at January 31, 2022) would result in an estimated $10,778 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended January 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the COVID-19 pandemic are ongoing, including supply chain disruptions, and certain geopolitical events, including military conflicts, have recently surfaced, at this point there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2022, the Company used $58,331 to repurchase shares of common stock under its repurchase program. The Company’s remaining authorization for common stock repurchases was $191,669 at January 31, 2022.

A summary of the Company’s share repurchases during the three months ended January 31, 2022 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

11/1/21 – 11/30/21	—	$—	—	$—
12/1/21 – 12/31/21	100,184	$102.69	100,184	$239,712
1/1/22 – 1/31/22	490,777	$97.89	490,777	$191,669
	590,961		590,961

(1)On December 21, 2021 the Company announced that the Board of Directors of the Company authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through December 21, 2024. Under the share repurchase plan, the Company is authorized to acquire, from time-to-time, outstanding shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases will be determined by the Company’s management team based upon its evaluation of market conditions and other factors. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended January 31, 2022 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	March 9, 2022	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	March 9, 2022	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer