Form 10-Q
period 2022-04-30
THOR INDUSTRIES INC
filed 2022-06-08
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2022.
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
Yes    ☐    No    ☑
As of May 31, 2022, 54,531,138 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$329,297	$445,852
Restricted cash	2,682	2,854
Accounts receivable, trade, net	1,166,316	796,489
Accounts receivable, other, net	80,482	153,443
Inventories, net	1,734,079	1,369,384
Prepaid income taxes, expenses and other	45,658	35,501
Total current assets	3,358,514	2,803,523
Property, plant and equipment, net	1,233,907	1,185,131
Other assets:
Goodwill	1,834,873	1,563,255
Amortizable intangible assets, net	1,171,149	937,171
Deferred income tax assets, net	1,159	41,216
Other	135,898	123,792
Total other assets	3,143,079	2,665,434
TOTAL ASSETS	$7,735,500	$6,654,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,029,300	$915,045
Current portion of long-term debt	10,991	12,411
Short-term financial obligations	18,189	25,720
Accrued liabilities:
Compensation and related items	280,662	249,761
Product warranties	309,377	267,620
Income and other taxes	66,808	85,789
Promotions and rebates	123,930	128,869
Product, property and related liabilities	46,971	38,590
Other	85,429	70,980
Total current liabilities	1,971,657	1,794,785
Long-term debt	1,983,596	1,594,821
Deferred income tax liabilities, net	141,520	113,598
Unrecognized tax benefits	25,603	15,844
Other liabilities	171,941	186,934
Total long-term liabilities	2,322,660	1,911,197
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,059,403 and 65,651,570 shares, respectively	6,606	6,565
Additional paid-in capital	490,686	460,482
Retained earnings	3,555,766	2,770,401
Accumulated other comprehensive income (loss), net of tax	(142,609)	44,621
Less treasury shares of 11,528,265 and 10,285,329, respectively, at cost	(476,558)	(360,226)
Stockholders’ equity attributable to THOR Industries, Inc.	3,433,891	2,921,843
Non-controlling interests	7,292	26,263
Total stockholders’ equity	3,441,183	2,948,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,735,500	$6,654,088

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net sales	$4,657,517	$3,459,264	$12,490,759	$8,724,412
Cost of products sold	3,850,072	2,953,984	10,352,616	7,425,403
Gross profit	807,445	505,280	2,138,143	1,299,009
Selling, general and administrative expenses	281,676	231,834	845,009	619,786
Amortization of intangible assets	40,725	30,480	117,288	87,110
Interest income	570	142	854	662
Interest expense	22,859	26,808	68,370	75,248
Other income (expense), net	(348)	16,379	13,172	25,430
Income before income taxes	462,407	232,679	1,121,502	542,957
Income tax provision	116,389	49,960	265,046	113,409
Net income	346,018	182,719	856,456	429,548
Less: Net (loss) attributable to non-controlling interests	(2,033)	(592)	(405)	(44)
Net income attributable to THOR Industries, Inc.	$348,051	$183,311	$856,861	$429,592

Weighted-average common shares outstanding:
Basic	54,906,356	55,366,241	55,278,320	55,323,080
Diluted	55,068,783	55,723,378	55,507,023	55,615,107

Earnings per common share:
Basic	$6.34	$3.31	$15.50	$7.77
Diluted	$6.32	$3.29	$15.44	$7.72

Comprehensive income:
Net income	$346,018	$182,719	$856,456	$429,548
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(90,910)	(7,449)	(196,051)	33,691
Unrealized gain on derivatives, net of tax	3,620	2,929	8,104	8,612
Other (loss), net of tax	—	—	(372)	—
Total other comprehensive income (loss), net of tax	(87,290)	(4,520)	(188,319)	42,303
Total Comprehensive income	258,728	178,199	668,137	471,851
Less: Comprehensive income (loss) attributable to non-controlling interests	(2,417)	(647)	(1,494)	41
Comprehensive income attributable to THOR Industries, Inc.	$261,145	$178,846	$669,631	$471,810

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income	$856,456	$429,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,206	82,533
Amortization of intangible assets	117,288	87,110
Amortization of debt issuance costs	8,457	12,825
Deferred income tax benefit	(18,830)	(4,499)
(Gain) loss on disposition of property, plant and equipment	833	(296)
Stock-based compensation expense	22,736	21,424
Changes in assets and liabilities:
Accounts receivable	(256,180)	(175,635)
Inventories, net	(338,852)	(632,506)
Prepaid income taxes, expenses and other	(4,578)	(28,280)
Accounts payable	78,897	341,535
Accrued liabilities	92,693	32,581
Long-term liabilities and other	(16,577)	8,733
Net cash provided by operating activities	637,549	175,073
Cash flows from investing activities:
Purchases of property, plant and equipment	(170,702)	(81,162)
Proceeds from dispositions of property, plant and equipment	823	1,742
Business acquisitions, net of cash acquired	(781,967)	(310,938)
Other	(20,000)	9,330
Net cash used in investing activities	(971,846)	(381,028)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	660,088	225,676
Payments on revolving asset-based credit facilities	(559,035)	(114,836)
Proceeds from issuance of senior unsecured notes	500,000	—
Payments on term-loan credit facilities	(124,565)	(59,700)
Payments on other debt	(7,842)	(9,711)
Payments of debt issuance costs	(8,445)	—
Regular cash dividends paid	(71,496)	(68,100)
Payments on finance lease obligations	(801)	(492)
Purchases of treasury shares	(98,321)	—
Payments related to vesting of stock-based awards	(18,011)	(8,317)
Short-term financial obligations and other, net	(21,120)	(7,323)
Net cash provided by (used in) financing activities	250,452	(42,803)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(32,882)	4,857
Net decrease in cash and cash equivalents and restricted cash	(116,727)	(243,901)
Cash and cash equivalents and restricted cash, beginning of period	448,706	541,363
Cash and cash equivalents and restricted cash, end of period	331,979	297,462
Less: restricted cash	2,682	2,900
Cash and cash equivalents, end of period	$329,297	$294,562
Supplemental cash flow information:
Income taxes paid	$270,063	$172,397
Interest paid	$59,454	$62,048
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$7,914	$3,497

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended April 30, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2022	66,059,403	$6,606	$479,946	$3,231,378	$(55,703)	11,029,159	$(436,568)	$3,225,659	$27,925	$3,253,584
Net income (loss)	—	—	—	348,051	—	—	—	348,051	(2,033)	346,018
Purchases of treasury shares	—	—	—	—	—	499,106	(39,990)	(39,990)	—	(39,990)
Restricted stock unit activity	—	—	(526)	—	—	—	—	(526)	—	(526)
Dividends $0.43 per common share	—	—	—	(23,663)	—	—	—	(23,663)	—	(23,663)
Stock-based compensation expense	—	—	9,750	—	—	—	—	9,750	—	9,750
Other comprehensive income (loss)	—	—	—	—	(86,906)	—	—	(86,906)	(384)	(87,290)
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(555)	(555)
Acquisitions	—	—	1,516	—	—	—	—	1,516	(17,661)	(16,145)
Balance at April 30, 2022	66,059,403	$6,606	$490,686	$3,555,766	$(142,609)	11,528,265	$(476,558)	$3,433,891	$7,292	$3,441,183

	Nine Months Ended April 30, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income (loss)	—	—	—	856,861	—	—	—	856,861	(405)	856,456
Purchases of treasury shares	—	—	—	—	—	1,090,067	(98,321)	(98,321)	—	(98,321)
Restricted stock unit activity	407,833	41	5,952	—	—	152,869	(18,011)	(12,018)	—	(12,018)
Dividends $1.29 per common share	—	—	—	(71,496)	—	—	—	(71,496)	—	(71,496)
Stock-based compensation expense	—	—	22,736	—	—	—	—	22,736	—	22,736
Other comprehensive income (loss)	—	—	—	—	(187,230)	—	—	(187,230)	(1,089)	(188,319)
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(555)	(555)
Acquisitions	—	—	1,516	—	—	—	—	1,516	(16,922)	(15,406)
Balance at April 30, 2022	66,059,403	$6,606	$490,686	$3,555,766	$(142,609)	11,528,265	$(476,558)	$3,433,891	$7,292	$3,441,183
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended April 30, 2021
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2021	65,651,570	$6,565	$448,010	$2,402,211	$73,676	10,285,329	$(360,226)	$2,570,236	$26,475	$2,596,711
Net income (loss)	—	—	—	183,311	—	—	—	183,311	(592)	182,719
Restricted stock unit activity	—	—	(2,049)	—	—	—	—	(2,049)	—	(2,049)
Dividends $0.41 per common share	—	—	—	(22,700)	—	—	—	(22,700)	—	(22,700)
Stock-based compensation expense	—	—	8,366	—	—	—	—	8,366	—	8,366
Other comprehensive income (loss)	—	—	—	—	(4,465)	—	—	(4,465)	(55)	(4,520)
Dividend paid to non-controlling interests	—	—	—	—	—	—	—	—	(605)	(605)
Balance at April 30, 2021	65,651,570	$6,565	$454,327	$2,562,822	$69,211	10,285,329	$(360,226)	$2,732,699	$25,223	$2,757,922

	Nine Months Ended April 30, 2021
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income (loss)	—	—	—	429,592	—	—	—	429,592	(44)	429,548
Restricted stock unit activity	255,039	25	(3,925)	—	—	87,554	(8,317)	(12,217)	—	(12,217)
Dividends $1.23 per common share	—	—	—	(68,100)	—	—	—	(68,100)	—	(68,100)
Stock-based compensation expense	—	—	21,424	—	—	—	—	21,424	—	21,424
Other comprehensive income (loss)	—	—	—	—	42,218	—	—	42,218	85	42,303
Dividend paid to non-controlling interests	—	—	—	—	—	—	—	—	(605)	(605)
Balance at April 30, 2021	65,651,570	$6,565	$454,327	$2,562,822	$69,211	10,285,329	$(360,226)	$2,732,699	$25,223	$2,757,922

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

The July 31, 2021 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Due to seasonality within the recreational vehicle industry, and the impact of the ongoing supply chain disruptions on our industry, among other factors, annualizing the results of operations for the nine months ended April 30, 2022 would not necessarily be indicative of the results expected for the full fiscal year.

2.    Acquisitions

Airxcel

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to original equipment RV manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The initial cash consideration for the Airxcel acquisition was $750,000 in cash, subject to adjustments, and was funded through a combination of cash-on-hand and $625,000 of borrowings from the Company's asset-based credit facility (“ABL”). The total cash consideration to be paid was subject to the final determination of the actual acquired net working capital as of the close of business on September 1, 2021, which was finalized in the second quarter of fiscal 2022 and the true-up reduced the cash consideration to $745,279, net of cash acquired. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL as discussed in Note 12 to the Condensed Consolidated Financial Statements. The interest rate provisions remain unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening the RV supply chain, diversifying its revenue sources and expanding Airxcel’s supply chain business in North America and Europe. Airxcel operates as an independent operation in the same manner as the Company's other subsidiaries.

The results of Airxcel are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income since the September 1, 2021 acquisition date. Airxcel recorded net sales of $371,503, net of intercompany sales, and net income before income taxes, net of intercompany profit elimination, of $25,595 for the period from the date of acquisition through April 30, 2022. Net income before income taxes includes a charge of $6,791 related to the step-up in assigned value of acquired Airxcel inventory that was included in cost of products sold, and also includes $25,930 in amortization expense related to the acquired intangible assets.

From the acquisition date through April 30, 2022, the Company made immaterial measurement period adjustments to better reflect the facts and circumstances that existed at the acquisition date. The following table summarizes the estimated fair values of the Airxcel net assets acquired on the acquisition date. The Company is in the process of finalizing the fair value analysis, but this analysis has not been fully completed. The provisional amounts included below, related to deferred income tax liabilities and certain accrued expenses, remain subject to potential adjustment. The Company expects to finalize these values as soon as practical and no later than one year from the acquisition date.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.3 years. The customer relationships were valued based on the Discounted Cash Flow Method and are being amortized on an accelerated basis over 20 years. The trademarks were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 10 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over two months. The majority of the goodwill recognized as a result of this transaction is not deductible for tax purposes.

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

The cash consideration for the acquisition of the Tiffin Group was $288,238, net of cash acquired, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility.

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

	Three Months Ended April 30,
	2022	2021
Net sales	$4,657,517	$3,595,680
Net income attributable to THOR Industries, Inc.	$348,051	$190,564
Basic earnings per common share	$6.34	$3.44
Diluted earnings per common share	$6.32	$3.42

	Nine Months Ended April 30,
	2022	2021
Net sales	$12,538,217	$9,352,649
Net income attributable to THOR Industries, Inc.	$863,674	$457,147
Basic earnings per common share	$15.62	$8.26
Diluted earnings per common share	$15.56	$8.22

Togo Group

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Fiscal 2021 Form 10-K, the Company held a 73.5% ownership interest in the Togo Group, which was rebranded as Roadpass Digital in November 2021. During the third quarter of fiscal 2022, the Company acquired the remaining interest in Togo Group for $16,144 in cash, and as a result holds a 100% ownership interest in Togo Group as of April 30, 2022.

3.    Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towables, (2) North American Motorized and (3) European. The operations of the Company’s Postle, Roadpass Digital (formerly Togo Group) and Airxcel subsidiaries are included in Other. Net sales included in Other related primarily to the sale of component parts and aluminum extrusions. Intercompany eliminations adjust for Postle and Airxcel sales primarily to the Company’s North American Towables and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2022	2021	2022	2021
Recreational vehicles
North American Towables	$2,640,137	$1,726,102	$6,866,059	$4,491,327
North American Motorized	1,053,045	775,393	2,954,879	1,846,243
Total North America	3,693,182	2,501,495	9,820,938	6,337,570
European	724,002	894,240	2,080,729	2,230,191
Total recreational vehicles	4,417,184	3,395,735	11,901,667	8,567,761
Other	383,170	106,960	935,146	262,381
Intercompany eliminations	(142,837)	(43,431)	(346,054)	(105,730)
Total	$4,657,517	$3,459,264	$12,490,759	$8,724,412

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2022	2021	2022	2021
Recreational vehicles
North American Towables	$326,697	$167,693	$868,874	$456,752
North American Motorized	116,293	54,780	309,228	139,768
Total North America	442,990	222,473	1,178,102	596,520
European	20,559	43,993	12,248	48,703
Total recreational vehicles	463,549	266,466	1,190,350	645,223
Other, net	46,910	16,667	93,531	37,801
Corporate	(48,052)	(50,454)	(162,379)	(140,067)
Total	$462,407	$232,679	$1,121,502	$542,957

TOTAL ASSETS:	April 30, 2022	July 31, 2021
Recreational vehicles
North American Towables	$2,268,957	$1,870,577
North American Motorized	1,247,443	1,073,506
Total North America	3,516,400	2,944,083
European	2,565,984	2,975,821
Total recreational vehicles	6,082,384	5,919,904
Other	1,270,417	272,350
Corporate	382,699	461,834
Total	$7,735,500	$6,654,088

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Recreational vehicles
North American Towables	$16,149	$16,904	$48,764	$49,029
North American Motorized	7,388	7,008	21,517	16,112
Total North America	23,537	23,912	70,281	65,141
European	31,501	31,251	99,910	94,182
Total recreational vehicles	55,038	55,163	170,191	159,323
Other	16,177	3,108	41,014	9,058
Corporate	431	418	1,289	1,262
Total	$71,646	$58,689	$212,494	$169,643

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2022	2021	2022	2021
Recreational vehicles
North American Towables	$19,833	$9,750	$54,446	$26,071
North American Motorized	9,885	6,716	25,205	12,191
Total North America	29,718	16,466	79,651	38,262
European	16,173	14,889	70,400	38,105
Total recreational vehicles	45,891	31,355	150,051	76,367
Other	9,272	1,427	21,452	4,087
Corporate	501	358	584	747
Total	$55,664	$33,140	$172,087	$81,201

4.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding for basic earnings per share	54,906,356	55,366,241	55,278,320	55,323,080
Unvested restricted and performance stock units	162,427	357,137	228,703	292,027
Weighted-average common shares outstanding assuming dilution	55,068,783	55,723,378	55,507,023	55,615,107

For the three months ended April 30, 2022 and 2021, the Company had 211,348 and 86,946 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the nine months ended April 30, 2022 and 2021, the Company had 159,077 and 81,557 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive.

5.    Derivatives and Hedging

The fair value of our derivative instruments designated as cash flow hedges, and the associated notional amounts, presented on a pre-tax basis, were as follows:

	April 30, 2022		July 31, 2021
		Fair Value in		Fair Value in
		Other Current		Other Current
Cash Flow Hedges	Notional	Liabilities	Notional	Liabilities
Foreign currency forward contracts	$18,842	$381	$41,899	$88
Interest rate swap agreements	326,300	482	482,138	11,420
Total derivative financial instruments	$345,142	$863	$524,037	$11,508
Foreign currency forward contracts outstanding at April 30, 2022 are used to exchange British Pounds Sterling (“GBP”) for Euro. The contracts have various maturity dates through July 29, 2022.

The Company entered into interest rate swaps to convert a portion of the Company’s long-term debt from floating-rate to fixed-rate debt, partially hedging the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains for the three months ended April 30, 2022, net of tax, were $23,189 and gains for the nine months ended April 30, 2022, net of tax, were $50,817. Gains for the three months ended April 30, 2021, net of tax, were $1,984 and losses for the nine months ended April 30, 2021, net of tax, were $8,969.

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three and nine-month periods ended April 30, 2022 and April 30, 2021, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $27,065 and a fair value of $1,138, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of April 30, 2022. These other derivative instruments had a notional amount totaling approximately $32,466 and a fair value of $1,948, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of July 31, 2021. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments are as follows:

	Three Months Ended April 30,
	2022	2021
Gain on Derivatives Designated as Cash Flow Hedges
Gain recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$411	$422
Interest rate swap agreements (1)	3,209	2,507
Total gain	$3,620	$2,929

(1) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $1,888 and $154 for the three months ended April 30, 2022 and 2021, respectively.

	Nine Months Ended April 30,
	2022	2021
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$(209)	$356
Interest rate swap agreements (2)	8,313	8,256
Total gain (loss)	$8,104	$8,612

(2) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $3,290 and $506 for the nine months ended April 30, 2022 and 2021, respectively.

	Three Months Ended April 30,
	2022		2021
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(261)	$—	$(429)	$—
Interest rate swap agreements	—	(1,321)	—	(2,353)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	335	—	108
Total gain (loss)	$(261)	$(986)	$(429)	$(2,245)

	Nine Months Ended April 30,
	2022		2021
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(545)	$—	$(422)	$—
Interest rate swap agreements	—	(5,023)	—	(7,750)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	424	—	62
Total gain (loss)	$(545)	$(4,599)	$(422)	$(7,688)

6.    Inventories

Major classifications of inventories are as follows:

	April 30, 2022	July 31, 2021
Finished goods – RV	$126,512	$114,843
Finished goods – other	117,190	57,810
Work in process	435,404	376,594
Raw materials	862,983	602,106
Chassis	300,730	292,921
Subtotal	1,842,819	1,444,274
Excess of FIFO costs over LIFO costs	(108,740)	(74,890)
Total inventories, net	$1,734,079	$1,369,384

Of the $1,842,819 and $1,444,274 of inventories at April 30, 2022 and July 31, 2021, $1,185,092 and $946,767, respectively, were valued on the first-in, first-out (“FIFO”) method, and $657,727 and $497,507, respectively, were valued on the last-in, first-out (“LIFO”) method.

7.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	April 30, 2022	July 31, 2021
Land	$146,154	$142,746
Buildings and improvements	898,111	837,065
Machinery and equipment	595,344	523,714
Rental vehicles	51,499	75,449
Lease right-of-use assets – operating	46,405	42,601
Lease right-of-use assets – finance	6,450	7,010
Total cost	1,743,963	1,628,585
Less accumulated depreciation	(510,056)	(443,454)
Property, plant and equipment, net	$1,233,907	$1,185,131

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8.    Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	April 30, 2022		July 31, 2021
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,101,130	$395,387	$861,562	$327,751
Trademarks	354,944	73,863	311,208	62,675
Design technology and other intangibles	259,390	75,823	215,956	62,237
Non-compete agreements	1,400	642	1,400	292
Total amortizable intangible assets	$1,716,864	$545,715	$1,390,126	$452,955

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2022	$39,826
For the fiscal year ending July 31, 2023	142,346
For the fiscal year ending July 31, 2024	130,006
For the fiscal year ending July 31, 2025	117,898
For the fiscal year ending July 31, 2026	106,362
For the fiscal year ending July 31, 2027 and thereafter	634,711
$1,171,149

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2022 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal 2022 activity:
Goodwill acquired	—	—	—	389,838	389,838
Measurement period adjustments	—	—	—	134	134
Foreign currency translation	—	—	(118,354)	—	(118,354)
Net balance as of April 30, 2022	$344,975	$53,875	$923,343	$512,680	$1,834,873

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal 2021 activity:
Goodwill acquired	18,845	43,491	—	17,882	80,218
Measurement period adjustments	(7,656)	8,225	—	—	569
Foreign currency translation	—	—	20,500	—	20,500
Net balance as of April 30, 2021	$344,975	$51,716	$1,058,429	$122,708	$1,577,828

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 14% of the Company’s consolidated net sales for the three-month period ended April 30, 2022 and 13% of the Company’s consolidated net sales for the three-month period ended April 30, 2021, and accounted for 14% of the Company’s consolidated net sales for the nine-month period ended April 30, 2022 and 13% for the nine-month period ended April 30, 2021, respectively. Sales to this dealer are reported within both the North American Towables and North American Motorized segments. This dealer also accounted for 15% of the Company’s consolidated trade accounts receivable at both April 30, 2022 and July 31, 2021. The loss of this dealer could have a material effect on the Company’s business.

10.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at April 30, 2022 and July 31, 2021 are as follows:

	Input Level	April 30, 2022	July 31, 2021
Deferred compensation plan mutual fund assets	Level 1	$40,880	$51,085
Foreign currency forward contract liability	Level 2	$381	$88
Interest rate swap liabilities	Level 2	$1,620	$13,369

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Beginning balance	$296,158	$251,009	$267,620	$252,869
Provision	90,801	84,805	250,924	188,546
Payments	(74,496)	(73,767)	(212,532)	(191,706)
Acquisition	—	—	9,828	11,032
Foreign currency translation	(3,086)	(82)	(6,463)	1,224
Ending balance	$309,377	$261,965	$309,377	$261,965

12.    Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2022	July 31, 2021
Term loan	$1,347,392	$1,540,013
Asset-based credit facility	100,000	—
Senior unsecured notes	500,000	—
Unsecured notes	26,350	29,728
Other debt	55,618	70,952
Gross long-term debt	2,029,360	1,640,693
Debt issuance costs, net of amortization	(34,773)	(33,461)
Total long-term debt, net of debt issuance costs	1,994,587	1,607,232
Less: current portion of long-term debt	(10,991)	(12,411)
Total long-term debt, net, less current portion	$1,983,596	$1,594,821

The Company is a party to a term loan (“term loan”) agreement, which consists of both a United States Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL originally matured on February 1, 2024. In connection with the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, effective September 1, 2021, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the maturity date of the ABL from February 1, 2024 to September 1, 2026, subject to a springing maturity at an earlier date if the maturity date of the Company’s term loan has not been extended or refinanced. The ABL interest rate provisions remain unchanged.

As of April 30, 2022, the entire outstanding U.S. term loan tranche balance of $836,900 was subject to a LIBOR-based rate totaling 3.813%. The interest rate on $326,300 of that balance, however, was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying one-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.125%, but the interest rate on $482,138 of that balance was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying one-month LIBOR rate for a fixed rate of 2.466%. The total interest rate on the April 30, 2022 outstanding Euro term loan tranche balance of $510,492 was 3.000%, and the total interest rate on the July 31, 2021 outstanding Euro term loan tranche of $598,113 was also 3.000%.

As of April 30, 2022, the total weighted-average interest rate on the outstanding ABL borrowings of $100,000 was 1.702%. The Company may, generally at its option, repay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash on hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year, and the first semi-annual interest payment was made on April 14, 2022. The Senior Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or nine months ended April 30, 2022 or 2021.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.50%, or LIBOR plus 1.25% to 1.50%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee.

The unused availability under the ABL is generally available to the Company for general operating purposes and, based on April 30, 2022 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $870,000.

The unsecured notes of 25,000 Euro ($26,350) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($21,080) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,270) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.400% to 3.430%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2022	$3,694
For the fiscal year ending July 31, 2023	10,809
For the fiscal year ending July 31, 2024	10,924
For the fiscal year ending July 31, 2025	31,888
For the fiscal year ending July 31, 2026	1,450,019
For the fiscal year ending July 31, 2027 and thereafter	522,026
$2,029,360

For the three and nine months ended April 30, 2022, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $19,604 and $58,059, respectively. For the three and nine months ended April 30, 2021, interest expense on the term loan, ABL and other debt facilities was $18,361 and $59,612, respectively.

In fiscal 2019, the Company incurred fees to secure the term loan and ABL, and those amounts are being amortized ratably over the respective seven and five-year terms of those agreements. The Company also incurred and capitalized certain creditor fees related to the March 25, 2021 repricing of its term loan, to be amortized over the remaining life of the term loan, and certain creditor fees related to the September 1, 2021 expansion of the ABL, which are being amortized over the remaining life of the extended ABL. In addition, the Company incurred fees of $8,445 relative to the $500,000 Senior Unsecured Notes issued October 14, 2021 discussed above, and those debt issuance costs are being amortized over the eight-year term of those notes. The Company recorded total charges related to the amortization of these term loan, ABL and Unsecured Senior Note fees, which are classified as interest expense, of $2,889 and $8,457 for the three and nine months ended April 30, 2022, respectively. The total charges related to the amortization of these fees were $7,365 and $12,825 for the three and nine months ended April 30, 2021, respectively, which included $4,688 of accelerated amortization on certain fees related to the term loan debt repricing done in the three months ended April 30, 2021. The unamortized balance of all capitalized ABL facility fees was $6,747 at April 30, 2022 and $7,005 as of July 31, 2021 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s term-loan debt at April 30, 2022 and July 31, 2021 was $1,330,550 and $1,551,141, respectively, and the fair value of the Company’s Senior Unsecured Notes at April 30, 2022 was $421,900. The fair values of the Company’s term-loan debt and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, primarily based on quoted market prices. The fair value of other debt held by the Company approximates carrying value.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2022 was 25.2%, and the effective income tax rate for the nine months ended April 30, 2022 was 23.6%. These rates were both negatively impacted by certain tax provision adjustments that primarily resulted from changes in estimates while completing the prior year tax return during the three months ended April 30, 2022. The negative adjustments were partially offset by certain foreign income not subject to corporate income tax.

The overall effective income tax rate for the three months ended April 30, 2021 was 21.5%, and the effective income tax rate for the nine months ended April 30, 2021 was 20.9%. These rates were both favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax.

Within the next 12 months, the Company anticipates a decrease of approximately $8,800 in unrecognized tax benefits, and $1,500 in accrued interest related to unrecognized tax benefits recorded as of April 30, 2022, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years 2018 through 2021 remain open and could be subject to examination. In major state jurisdictions, fiscal years 2018 through 2021 generally remain open and could be subject to examination. In major foreign jurisdictions, fiscal years 2016 through 2020 remain open and subject to examination. The Company is currently under exam by certain U.S. state tax authorities for fiscal years 2018 through 2020 and by certain foreign jurisdictions for fiscal years 2016 through 2019. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $4,215,062 and $1,821,012 as of April 30, 2022 and July 31, 2021, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $11,317 and $6,023 as of April 30, 2022 and July 31, 2021, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and nine months ended April 30, 2022 and April 30, 2021 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company issued a product recall in the fourth quarter of fiscal 2021 related to certain purchased parts utilized in certain of our North American towable products. Based on developments during the second and third quarters of fiscal 2022, including our expectations regarding the extent of vendor reimbursement, we have revised our estimate of the cost of the recall, which resulted in favorable adjustments during the three months ended January 31, 2022 and April 30, 2022 to the amounts previously accrued. In addition, we accrued expenses during the second quarter of fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. For the nine months ended April 30, 2022, the Company has recognized $32,125 of net expense as a component of selling, general and administrative costs related to these two matters, and the amounts recognized in the three months ended April 30, 2022 were not material.

The Company is also involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws,” warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. Based on current conditions, and in management’s opinion, the ultimate disposition of any current legal proceedings or claims against the Company will not have a material effect on the Company’s consolidated financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

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

The components of lease costs for the three and nine-month periods ended April 30, 2022 and April 30, 2021 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Operating lease cost	$7,426	$5,075	$20,642	$12,833
Finance lease cost
Amortization of right-of-use assets	186	164	559	475
Interest on lease liabilities	116	134	361	391
Total lease cost	$7,728	$5,373	$21,562	$13,699

Other information related to leases was as follows:

	Nine Months Ended April 30,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,632	$12,767
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,050	$9,842
Finance leases	$—	$4,000

Supplemental Balance Sheet Information	April 30, 2022	July 31, 2021
Operating leases:
Operating lease right-of-use assets	$46,405	$42,601

Operating lease liabilities:
Other current liabilities	$9,700	$8,944
Other long-term liabilities	36,993	33,923
Total operating lease liabilities	$46,693	$42,867

Finance leases:
Finance lease right-of-use assets	$6,450	$7,010

Finance lease liabilities:
Other current liabilities	$1,176	$1,081
Other long-term liabilities	3,798	4,694
Total finance lease liabilities	$4,974	$5,775

	April 30, 2022	July 31, 2021
Weighted-average remaining lease term:
Operating leases	10.3 years	11.1 years
Finance leases	4.5 years	5.1 years
Weighted-average discount rate:
Operating leases	3.5%	3.2%
Finance leases	9.1%	8.9%

Future minimum rental payments required under operating and finance leases as of April 30, 2022 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2022	$4,025	$393
For the fiscal year ending July 31, 2023	13,764	1,578
For the fiscal year ending July 31, 2024	10,638	1,059
For the fiscal year ending July 31, 2025	7,477	1,083
For the fiscal year ending July 31, 2026	5,352	1,107
For the fiscal year ending July 31, 2027 and thereafter	22,549	954
Total future lease payments	63,805	6,174
Less: amount representing interest	(17,112)	(1,200)
Total reported lease liability	$46,693	$4,974

16.    Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended April 30, 2022 and April 30, 2021 for stock-based awards totaled $9,750 and $8,366, respectively. Total stock-based compensation expense recognized in the nine-month periods ended April 30, 2022 and April 30, 2021 for stock-based awards totaled $22,736 and $21,424, respectively.

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

Under this share repurchase program, during the three months ended April 30, 2022, the Company purchased 499,106 shares of its common stock, at various times in the open market, at a weighted-average price of $80.12 and held them as treasury shares at an aggregate purchase price of $39,990. For the nine months ended April 30, 2022, the Company purchased 1,090,067 shares of its common stock, at various times in the open market, at a weighted-average price of $90.20 and held them as treasury shares at an aggregate purchase price of $98,321. As of April 30, 2022, the remaining amount of the Company's common stock that may be repurchased under this program is $151,679.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2022	2021	2022	2021
Recreational vehicles
North American Towables
Travel Trailers	$1,655,846	$1,060,058	$4,316,049	$2,729,317
Fifth Wheels	984,291	666,044	2,550,010	1,762,010
Total North American Towables	2,640,137	1,726,102	6,866,059	4,491,327
North American Motorized
Class A	474,674	323,547	1,314,067	704,230
Class C	335,444	342,425	1,057,015	912,124
Class B	242,927	109,421	583,797	229,889
Total North American Motorized	1,053,045	775,393	2,954,879	1,846,243
Total North America	3,693,182	2,501,495	9,820,938	6,337,570
European
Motorcaravan	389,914	489,702	1,057,039	1,227,182
Campervan	150,157	236,988	520,778	529,500
Caravan	114,772	84,074	266,605	210,923
Other RV-related	69,159	83,476	236,307	262,586
Total European	724,002	894,240	2,080,729	2,230,191
Total recreational vehicles	4,417,184	3,395,735	11,901,667	8,567,761
Other	383,170	106,960	935,146	262,381
Intercompany eliminations	(142,837)	(43,431)	(346,054)	(105,730)
Total	$4,657,517	$3,459,264	$12,490,759	$8,724,412

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended April 30, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(50,284)	$(4,171)	$(1,248)	$(55,703)	$(1,477)	$(57,180)
OCI before reclassifications	(90,526)	2,680	—	(87,846)	(384)	(88,230)
Income taxes associated with OCI before reclassifications (1)	—	(642)	—	(642)	—	(642)
Amounts reclassified from AOCI	—	2,111	—	2,111	—	2,111
Income taxes associated with amounts reclassified from AOCI	—	(529)	—	(529)	—	(529)
OCI, net of tax for the fiscal period	(90,526)	3,620	—	(86,906)	(384)	(87,290)
Balance at end of period, net of tax	$(140,810)	$(551)	$(1,248)	$(142,609)	$(1,861)	$(144,470)

	Three Months Ended April 30, 2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$87,512	$(13,140)	$(696)	$73,676	$(715)	$72,961
OCI before reclassifications	(7,394)	193	—	(7,201)	(55)	(7,256)
Income taxes associated with OCI before reclassifications (1)	—	(46)	—	(46)	—	(46)
Amounts reclassified from AOCI	—	3,703	—	3,703	—	3,703
Income taxes associated with amounts reclassified from AOCI	—	(921)	—	(921)	—	(921)
OCI, net of tax for the fiscal period	(7,394)	2,929	—	(4,465)	(55)	(4,520)
Balance at end of period, net of tax	$80,118	$(10,211)	$(696)	$69,211	$(770)	$68,441

	Nine Months Ended April 30, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(194,962)	3,269	(372)	(192,065)	(1,089)	(193,154)
Income taxes associated with OCI before reclassifications (1)	—	(733)	—	(733)	—	(733)
Amounts reclassified from AOCI	—	7,375	—	7,375	—	7,375
Income taxes associated with amounts reclassified from AOCI	—	(1,807)	—	(1,807)	—	(1,807)
OCI, net of tax for the fiscal period	(194,962)	8,104	(372)	(187,230)	(1,089)	(188,319)
Balance at end of period, net of tax	$(140,810)	$(551)	$(1,248)	$(142,609)	$(1,861)	$(144,470)

	Nine Months Ended April 30, 2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138
OCI before reclassifications	33,606	573	—	34,179	85	34,264
Income taxes associated with OCI before reclassifications (1)	—	(133)	—	(133)	—	(133)
Amounts reclassified from AOCI	—	10,752	—	10,752	—	10,752
Income taxes associated with amounts reclassified from AOCI	—	(2,580)	—	(2,580)	—	(2,580)
OCI, net of tax for the fiscal period	33,606	8,612	—	42,218	85	42,303
Balance at end of period, net of tax	$80,118	$(10,211)	$(696)	$69,211	$(770)	$68,441

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

•the impact of inflation on the cost of our products as well as on general consumer demand;
•the effect of raw material and commodity price fluctuations, and/or raw material, commodity or chassis supply constraints;
•the impact of war, military conflict, terrorism and/or cyber-attacks, including state-sponsored attacks;
•the impact of sudden or significant adverse changes in the cost and/or availability of energy or fuel, including those caused by geopolitical events, on our costs of operation, on raw material prices, on our independent dealers or on retail customers;
•the dependence on a small group of suppliers for certain components used in production, including chassis;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the three months ended March 31, 2022, THOR’s combined U.S. and Canadian market share was approximately 40.8% for travel trailers and fifth wheels combined and approximately 50.2% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's original equipment manufacturer (“OEM”) reporting countries, our European market share for the three months ended March 31, 2022 was approximately 21.5% for motorcaravans and campervans combined and approximately 15.8% for caravans.

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

Ongoing supply chain constraints, and labor shortages throughout the supply chain and within THOR, have impacted and continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with rising interest rates, may have a negative impact on future demand for our products. Furthermore, additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the continuing COVID-19 pandemic. Should the rate of COVID-19 infections escalate, or the virus mutate into new, uncontrolled strains, those developments and the resulting impacts could exacerbate risks to our business, financial results and financial position. Refer also to the COVID-19 related risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

Under this share repurchase program, during the three months ended April 30, 2022, the Company purchased 499,106 shares of its common stock, at various times in the open market, at a weighted-average price of $80.12 and held them as treasury shares at an aggregate purchase price of $39,990. For the nine months ended April 30, 2022, the Company purchased 1,090,067 shares of its common stock, at various times in the open market, at a weighted-average price of $90.20 and held them as treasury shares at an aggregate purchase price of $98,321. As of April 30, 2022, the remaining amount of the Company’s common stock that may be repurchased under this program is $151,679.

Issuance of Senior Unsecured Notes

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash-on-hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year, and the first semi-annual payment was made April 14, 2022. The Senior Unsecured Notes rank equally in right of payment with all of the Company’s existing and any future senior indebtedness and senior to the Company’s future subordinated indebtedness, if any, and effectively junior in right of payment to the Company’s existing and any future secured indebtedness to the extent of the assets securing such indebtedness.

Airxcel Acquisition

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality products which they sell primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The final cash consideration for the acquisition of Airxcel was $745,279, net of cash acquired, and was funded through a combination of cash-on-hand and $625,000 in borrowings from the Company’s ABL. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the term of the ABL as discussed in Note 12 to the Condensed Consolidated Financial Statements. The interest rate remains unchanged.

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

North American RV independent dealer inventory of our North American RV products as of April 30, 2022 increased 80.7% to approximately 135,500 units, compared to approximately 75,000 units as of April 30, 2021. As of April 30, 2022, North American dealer inventory levels have grown since the prior year, and have reached normalized levels for our towable products, but are still generally below historical stocking levels in relation to current consumer demand in our motorized product lines. THOR’s North American RV backlog as of April 30, 2022 increased $19,700, or 0.2%, to $10,999,715 compared to $10,980,015 as of April 30, 2021.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	155,687	134,199	21,488	16.0
North American Motorized Units	15,779	14,308	1,471	10.3
Total	171,466	148,507	22,959	15.5

In June 2022, RVIA issued a revised estimate for calendar year 2022 wholesale unit shipments. In the RVIA’s most likely scenario, towable and motorized unit shipments are projected to increase to approximately 492,800 and 57,100, respectively, for an annual total of 549,900 units, a decrease of 8.4% from calendar year 2021 wholesale shipments. This RVIA calendar year 2022 most likely forecast could range from a lower estimate of approximately 537,800 total units to an upper estimate of approximately 561,900 units.

North American Industry Retail Statistics

We believe that retail demand is the long-term driver of wholesale demand in the North American RV industry. In addition, we believe that annual North American RV industry wholesale shipments in calendar years 2022 and 2023 may not follow typical seasonal patterns as dealers respond to consumer demand and their stocking levels between the categories of products they carry.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	90,301	117,053	(26,752)	(22.9)
North American Motorized Units	12,534	13,290	(756)	(5.7)
Total	102,835	130,343	(27,508)	(21.1)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We believe that North American retail consumer demand has grown in recent periods due to an increasing interest in the RV lifestyle and the ability to connect with nature and has further accelerated since the onset of the COVID-19 pandemic. Many consumers recognize the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures. While near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand will exceed historical, pre-pandemic levels.

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the three months ended March 31, 2022 and 2021 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	68,720	58,858	9,862	16.8
North American Motorized Units	8,311	6,990	1,321	18.9
Total	77,031	65,848	11,183	17.0

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the three months ended March 31, 2022 and 2021 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	35,991	46,461	(10,470)	(22.5)
North American Motorized Units	6,296	6,427	(131)	(2.0)
Total	42,287	52,888	(10,601)	(20.0)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

The impact of current macroeconomic factors on our business – including inflation, rising interest rates, supply chain constraints and geopolitical events – is uncertain, and the extent to which the COVID-19 pandemic may continue to impact our business in future periods still remains uncertain and unpredictable. Nonetheless, our outlook for future growth in North American retail sales in the long term remains optimistic as there are many factors driving product demand that we believe will continue even after the pandemic ends. We believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, where they can continue practicing social distancing while also allowing them the ability to explore or unwind, often close to home. Minimal-contact vacation options like road trips and camping may prove ideal for people who want to limit pandemic-related risks involved with close personal interactions.

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

Economic and industry-wide factors that have historically affected, and we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We continue to be alerted by a number of our North American chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, particularly semiconductor chips, will limit their production of chassis, and hence, our production and sales of motorized RVs will also be negatively impacted. The North American RV industry has, from time to time in the past and continuing into the quarter ended April 30, 2022, experienced shortages of chassis for these and various other reasons, including component shortages, production delays and intermittent work stoppages at the chassis manufacturers. If these shortages continue for a prolonged period for any reason, it will have a negative impact on our production rates and hence on our sales and earnings.

The North American RV industry is also facing continuing cost increases, supply shortages and delivery delays of other, non-chassis, raw material components. While our supply chain has been resilient enough to support us during our recent growth in sales and production, these shortages and constraints have negatively impacted our ability to further ramp up production rates, primarily of our motorized products and motorized sales during the current fiscal year, and has caused an increase in work in process inventory as of April 30, 2022. We believe these shortages and delays will continue to limit our ability to ramp up production to meet existing demand and could have a negative impact on our results of operations. If shortages of chassis or other component parts were to become more significant or longer term in nature, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers. The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks, should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the pandemic or other factors.

European RV Industry

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis, the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 23.2% and 7.6% of the European caravan and motorcaravan (including campervans) market for the three months ended March 31, 2022, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic conditions, the current impact of COVID-19 and the local responses and restrictions in place to manage the pandemic. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below historic levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are currently below historical norms.

THOR’s European RV backlog as of April 30, 2022 decreased $465,981, or 13.9%, to $2,878,052 compared to $3,344,033 as of April 30, 2021, with the decrease primarily due to the decrease in the current foreign exchange rate compared to the prior-year period.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Quarter Ended March 31,		%	Calendar Quarter Ended March 31,		%
	2022	2021	Change	2022	2021	Change
OEM Reporting Countries (1)	34,807	38,356	(9.3)	12,648	12,556	0.7
Non-OEM Reporting Countries (1)	3,957	3,230	22.5	4,625	3,313	39.6
Total	38,764	41,586	(6.8)	17,273	15,869	8.8

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

Company European Retail Statistics

	European Unit Registrations (1)
	Calendar Quarter Ended March 31,		Increase	%
	2022	2021	(Decrease)	Change
Motorcaravan and Campervan	7,493	8,878	(1,385)	(15.6)
Caravan	1,994	2,035	(41)	(2.0)
Total OEM-Reporting Countries	9,487	10,913	(1,426)	(13.1)

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

The impact of current macroeconomic factors on our business – including increasing inflation and interest rates, supply chain constraints, and geopolitical events – is uncertain. In addition, although it’s impact is lessening, the extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output in the near term. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and regulatory restrictions, and, most recently, travel safety considerations all influence retail sales. Our long-term outlook for future growth in European RV retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

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

We continue to be alerted by a number of our European chassis suppliers that supply constraints of key components that they require for the manufacturing of chassis, including, but not limited to, semiconductor chips, will continue to limit their production of RV chassis. Exacerbating this situation is the fact that certain of the chassis we have historically utilized in the production of certain of our higher volume products require a higher number of semiconductors compared to other chassis. For the nine months ended April 30, 2022, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production. We expect these ongoing challenges to persist and, in particular, anticipate continued delays in receipt of chassis in Europe as well as significant reductions in the number of chassis to be received in fiscal 2022 and continuing into at least the first half of fiscal 2023 compared to our planned production rates. As a result, these limitations in the availability of chassis will inhibit our ability to consistently maintain our planned production levels, and will limit our ability to ramp up production and sales of certain products despite dealer demand for those products.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year and has caused an increase in our work in process inventory as of April 30, 2022. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to ramp up production and sales to meet existing demand and will have a negative impact on our European operating results.

Where possible, to minimize the future impact of these supply chain constraints, we have identified a second-source supplier base for certain component parts, however, the overall scope of supply chain constraints within Europe and the engineering requirements required with an alternate component part, particularly the chassis our various units are built upon, has limited the impact of these alternative suppliers on reducing our near-term supply constraints.

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

In addition to material supply constraints, labor shortages may also impact our European operations. Currently, we are experiencing a shortage of available skilled workers due to near full employment rates in the European countries where we have manufacturing sites.

Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

NET SALES:	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$2,640,137	$1,726,102	$914,035	53.0
North American Motorized	1,053,045	775,393	277,652	35.8
Total North America	3,693,182	2,501,495	1,191,687	47.6
European	724,002	894,240	(170,238)	(19.0)
Total recreational vehicles	4,417,184	3,395,735	1,021,449	30.1
Other	383,170	106,960	276,210	258.2
Intercompany eliminations	(142,837)	(43,431)	(99,406)	(228.9)
Total	$4,657,517	$3,459,264	$1,198,253	34.6

# OF UNITS:
Recreational vehicles
North American Towables	69,550	60,147	9,403	15.6
North American Motorized	7,873	7,162	711	9.9
Total North America	77,423	67,309	10,114	15.0
European	16,001	18,288	(2,287)	(12.5)
Total	93,424	85,597	7,827	9.1

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$453,907	17.2	$264,476	15.3	$189,431	71.6
North American Motorized	173,904	16.5	96,288	12.4	77,616	80.6
Total North America	627,811	17.0	360,764	14.4	267,047	74.0
European	99,845	13.8	120,159	13.4	(20,314)	(16.9)
Total recreational vehicles	727,656	16.5	480,923	14.2	246,733	51.3
Other, net	79,789	20.8	24,357	22.8	55,432	227.6
Total	$807,445	17.3	$505,280	14.6	$302,165	59.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$118,913	4.5	$89,015	5.2	$29,898	33.6
North American Motorized	54,800	5.2	38,391	5.0	16,409	42.7
Total North America	173,713	4.7	127,406	5.1	46,307	36.3
European	62,590	8.6	65,943	7.4	(3,353)	(5.1)
Total recreational vehicles	236,303	5.3	193,349	5.7	42,954	22.2
Other	22,537	5.9	6,876	6.4	15,661	227.8
Corporate	22,836	—	31,609	—	(8,773)	(27.8)
Total	$281,676	6.0	$231,834	6.7	$49,842	21.5

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended April 30, 2022	% of Segment Net Sales	Three Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$326,697	12.4	$167,693	9.7	$159,004	94.8
North American Motorized	116,293	11.0	54,780	7.1	61,513	112.3
Total North America	442,990	12.0	222,473	8.9	220,517	99.1
European	20,559	2.8	43,993	4.9	(23,434)	(53.3)
Total recreational vehicles	463,549	10.5	266,466	7.8	197,083	74.0
Other, net	46,910	12.2	16,667	15.6	30,243	181.5
Corporate	(48,052)	—	(50,454)	—	2,402	4.8
Total	$462,407	9.9	$232,679	6.7	$229,728	98.7

ORDER BACKLOG:	As of April 30, 2022	As of April 30, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$6,899,675	$7,429,729	$(530,054)	(7.1)
North American Motorized	4,100,040	3,550,286	549,754	15.5
Total North America	10,999,715	10,980,015	19,700	0.2
European	2,878,052	3,344,033	(465,981)	(13.9)
Total	$13,877,767	$14,324,048	$(446,281)	(3.1)

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2022 increased $1,198,253, or 34.6%, compared to the three months ended April 30, 2021. The increase in consolidated net sales is primarily due to the increase in product demand and acquisitions since the prior-year period, in addition to selling price increases to offset known and anticipated material cost increase since the prior-year period. The addition of Airxcel, acquired on September 1, 2021, accounted for $153,963 of the $1,198,253 increase in net sales, or 4.5% of the 34.6% increase. Approximately 15.5% of the Company’s net sales for the quarter ended April 30, 2022 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $1,198,253, or 34.6%, increase in consolidated net sales includes a decrease of $60,964 resulting from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended April 30, 2022 increased $302,165, or 59.8%, compared to the three months ended April 30, 2021. Consolidated gross profit was 17.3% of consolidated net sales for the three months ended April 30, 2022 and 14.6% for the three months ended April 30, 2021. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period and gross margin cost percentage improvements noted in the segment discussions below.

Selling, general and administrative expenses for the three months ended April 30, 2022 increased $49,842, or 21.5%, compared to the three months ended April 30, 2021, primarily due to the increase in net sales given the variable nature of certain selling, general and administrative costs.

Amortization of intangible assets expense for the three months ended April 30, 2022 increased $10,245 to $40,725 compared to $30,480 for the three months ended April 30, 2021, with the increase primarily due to additional amortization of $10,829 from the acquisition of Airxcel as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Income before income taxes for the three months ended April 30, 2022 was $462,407, as compared to $232,679 for the three months ended April 30, 2021, an increase of $229,728, or 98.7%, primarily driven by the increase in net sales and the increase in the consolidated gross profit percentage noted above.

The overall effective income tax rate for the three months ended April 30, 2022 was 25.2% compared with 21.5% for the three months ended April 30, 2021. The primary reason for the increase in the overall effective income tax rate was certain unfavorable tax provision adjustments that primarily resulted from changes in estimates while completing the prior year tax return during the three months ended April 30, 2022.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses decreased $8,773 to $22,836 for the three months ended April 30, 2022 compared to $31,609 for the three months ended April 30, 2021, a decrease of 27.8%. This decrease primarily relates to a decrease in deferred compensation of $14,084, which was effectively offset by the increase in other expense related to the deferred compensation plan assets noted below. Other changes include costs recorded at Corporate related to our standby repurchase obligation reserve increasing by $2,699 due to dealer inventory levels increasing in the current-year period while dealer inventory decreased in the prior-year period, and compensation-related costs increased by $2,506. In addition, charitable contributions increased $1,052.

Corporate interest, costs of products sold and other income and expense was $25,216 of net expense for the three months ended April 30, 2022 compared to $18,845 of net expense for the three months ended April 30, 2021. This increase in net expense of $6,371 included the change in the fair value of the Company’s deferred compensation plan assets, primarily due to market fluctuations, which resulted in an increase in other expense, net of $14,379 compared to the prior-year period. Research and development costs, which are related to product electrification and other Corporate-led innovation initiatives and are included in cost of products sold, also increased $1,084. These increases in expense were partially offset by a non-cash foreign currency gain of $6,770 related to certain Euro-denominated loans in the three months ended April 30, 2022 as compared to a nominal gain in the prior-year period, and a decrease in interest expense and fees on debt facilities of $2,857, primarily due to reduced interest rates.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2022 compared to the three months ended April 30, 2021:

	Three Months Ended April 30, 2022	% of Segment Net Sales	Three Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$1,655,846	62.7	$1,060,058	61.4	$595,788	56.2
Fifth Wheels	984,291	37.3	666,044	38.6	318,247	47.8
Total North American Towables	$2,640,137	100.0	$1,726,102	100.0	$914,035	53.0

	Three Months Ended April 30, 2022	% of Segment Shipments	Three Months Ended April 30, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	55,660	80.0	47,143	78.4	8,517	18.1
Fifth Wheels	13,890	20.0	13,004	21.6	886	6.8
Total North American Towables	69,550	100.0	60,147	100.0	9,403	15.6

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						38.1
Fifth Wheels						41.0
Total North American Towables						37.4

The increase in total North American towables net sales of 53.0% compared to the prior-year quarter resulted from a 15.6% increase in unit shipments and a 37.4% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended April 30, 2022, combined North American travel trailer and fifth wheel wholesale unit shipments increased 14.1% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2022 and 2021, our North American market share for travel trailers and fifth wheels combined was 40.8% and 40.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 38.1% and the overall net price per unit within the fifth wheel product line of 41.0% were primarily due to the combination of reduced sales discounts, product mix changes and selective net selling price increases, primarily to offset known and anticipated material cost increases, compared to the prior-year quarter.

North American towables cost of products sold increased $724,604 to $2,186,230, or 82.8% of North American towables net sales, for the three months ended April 30, 2022 compared to $1,461,626, or 84.7% of North American towables net sales, for the three months ended April 30, 2021. The changes in material, labor, freight-out and warranty costs comprised $702,194 of the $724,604 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 78.2% for the three months ended April 30, 2022 compared to 78.9% for the three months ended April 30, 2021, primarily as a result of a decrease in the labor cost percentage, mainly due to increased volumes combined with a more efficient workforce compared to the prior-year period. The freight-out cost percentage also decreased due to a higher percentage of units being picked up by dealers in the current-year period as opposed to being delivered, and the warranty cost percentage also decreased. These reductions were partially offset by an increase in the material cost percentage compared to the prior-year period, as the continued benefits from reduced sales discounts and selling price increases since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, were more than offset by continued material cost increases since the prior-year period. Total manufacturing overhead increased $22,410 with the increase in sales, but decreased as a percentage of North American towables net sales from 5.8% to 4.6% as the significantly increased net sales levels resulted in lower overhead costs per unit sold.

North American towables gross profit increased $189,431 to $453,907, or 17.2% of North American towables net sales, for the three months ended April 30, 2022 compared to $264,476, or 15.3% of North American towables net sales, for the three months ended April 30, 2021. The increase in gross profit was driven by the increase in net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $118,913, or 4.5% of North American towables net sales, for the three months ended April 30, 2022 compared to $89,015, or 5.2% of North American towables net sales, for the three months ended April 30, 2021. This $29,898 increase is primarily due to the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $29,245. The decrease in the overall selling, general and administrative expense percentage is primarily due to the increase in net sales.

North American towables income before income taxes was $326,697, or 12.4% of North American towables net sales, for the three months ended April 30, 2022 compared to $167,693, or 9.7% of North American towables net sales, for the three months ended April 30, 2021. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2022 compared to the three months ended April 30, 2021:

	Three Months Ended April 30, 2022	% of Segment Net Sales	Three Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$474,674	45.1	$323,547	41.7	$151,127	46.7
Class C	335,444	31.9	342,425	44.2	(6,981)	(2.0)
Class B	242,927	23.0	109,421	14.1	133,506	122.0
Total North American Motorized	$1,053,045	100.0	$775,393	100.0	$277,652	35.8

	Three Months Ended April 30, 2022	% of Segment Shipments	Three Months Ended April 30, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,463	31.3	2,059	28.7	404	19.6
Class C	3,131	39.8	3,983	55.6	(852)	(21.4)
Class B	2,279	28.9	1,120	15.7	1,159	103.5
Total North American Motorized	7,873	100.0	7,162	100.0	711	9.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						27.1
Class C						19.4
Class B						18.5
Total North American Motorized						25.9

The increase in total North American motorized net sales of 35.8% compared to the prior-year quarter resulted from a 9.9% increase in unit shipments and a 25.9% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended April 30, 2022, combined North American motorhome wholesale unit shipments increased 7.4% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2022 and 2021, our North American market share for motorhomes was 50.2% and 48.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 27.1% was primarily due to selective net selling price increases since the prior-year period to offset known and anticipated material and other input cost increases. The increase in the overall net price per unit within the Class C product line of 19.4% was primarily due to product mix change and selective net selling price increases since the prior-year period to offset rising material and other input costs. The increase in the overall net price per unit within the Class B product line of 18.5% is primarily due to product mix changes, including the recently introduced, higher-priced Tiffin Group Class B offerings, and selective net selling price increases since the prior-year period.

North American motorized cost of products sold increased $200,036 to $879,141, or 83.5% of North American motorized net sales, for the three months ended April 30, 2022 compared to $679,105, or 87.6% of North American motorized net sales, for the three months ended April 30, 2021. The changes in material, labor, freight-out and warranty costs comprised $189,335 of the $200,036 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 78.6% for the three months ended April 30, 2022 compared to 82.3% for the three months ended April 30, 2021, with the decrease primarily due to a decrease in the material cost percentage. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, selective net selling price increases to cover known and anticipated material cost increases, and product mix changes. Total manufacturing overhead increased $10,701, primarily due to the net sales increase, but decreased as a percentage of North American motorized net sales from 5.3% to 4.9% as the significantly increased net sales levels resulted in lower overhead costs per unit sold.

North American motorized gross profit increased $77,616 to $173,904, or 16.5% of North American motorized net sales, for the three months ended April 30, 2022 compared to $96,288, or 12.4% of North American motorized net sales, for the three months ended April 30, 2021. The increase in gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $54,800, or 5.2% of North American motorized net sales, for the three months ended April 30, 2022 compared to $38,391, or 5.0% of North American motorized net sales, for the three months ended April 30, 2021. The primary reason for the $16,409 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $15,770. The increase in the overall selling, general and administrative expense percentage is primarily due to the increase in the incentive and other compensation expense to net sales.

North American motorized income before income taxes was $116,293, or 11.0% of North American motorized net sales, for the three months ended April 30, 2022 compared to $54,780, or 7.1% of North American motorized net sales, for the three months ended April 30, 2021. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2022 compared to the three months ended April 30, 2021:

	Three Months Ended April 30, 2022	% of Segment Net Sales	Three Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$389,914	53.9	$489,702	54.8	$(99,788)	(20.4)
Campervan	150,157	20.7	236,988	26.5	(86,831)	(36.6)
Caravan	114,772	15.9	84,074	9.4	30,698	36.5
Other	69,159	9.5	83,476	9.3	(14,317)	(17.2)
Total European	$724,002	100.0	$894,240	100.0	$(170,238)	(19.0)

	Three Months Ended April 30, 2022	% of Segment Shipments	Three Months Ended April 30, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	6,368	39.8	8,177	44.7	(1,809)	(22.1)
Campervan	4,171	26.1	6,306	34.5	(2,135)	(33.9)
Caravan	5,462	34.1	3,805	20.8	1,657	43.5
Total European	16,001	100.0	18,288	100.0	(2,287)	(12.5)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(6.8)	8.5	1.7
Campervan	(6.8)	4.1	(2.7)
Caravan	(6.8)	(0.2)	(7.0)
Total European	(6.8)	0.3	(6.5)

The decrease in total European recreational vehicle net sales of 19.0% compared to the prior-year quarter resulted from a 12.5% decrease in unit shipments and a 6.5% decrease in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The overall decrease in net sales of $170,238, or 19.0%, is mainly due to the continued chassis constraints limiting motorized product shipments, COVID-related shutdowns and other production disruptions due to component part shortages during the current-year period, as well as the negative impact of the change in foreign exchange rates since the prior year period, which resulted in a decrease of $60,964, or 6.8% of the 19.0% overall decrease.

The overall net price per unit decrease of 6.5% includes the impact of foreign currency exchange rate changes, which accounts for a 6.8% decrease included in the overall 6.5% decrease, partially offset by an increase of 0.3% due to mix and price on a constant-currency basis.

The increase in the overall net price per unit within the Motorcaravan product line of 8.5% was due to the impact of product mix changes and net selling price increases. The increase in the overall net price per unit within the Campervan product line of 4.1% was primarily due to the net impact of product mix changes and net selling price increases. The decrease in the overall net price per unit due to product mix and price within the Caravan product line of 0.2% was primarily due to the impact of product mix changes.

European recreational vehicle cost of products sold decreased $149,924 to $624,157, or 86.2% of European recreational vehicle net sales, for the three months ended April 30, 2022 compared to $774,081, or 86.6% of European recreational vehicle net sales, for the three months ended April 30, 2021. The decrease in material, labor, freight-out and warranty costs comprised $139,196 of the $149,924 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 76.9% for the three months ended April 30, 2022 compared to 77.9% for the three months ended April 30, 2021, with the overall decrease primarily due to reductions in both the labor and warranty cost percentages. The material cost percentage was unchanged as the benefits of product mix changes and net selling price increases were offset by increasing material costs. Total manufacturing overhead decreased $10,728 with the decrease in net sales, and increased as a percentage of European recreational vehicle net sales from 8.7% to 9.3% as the lower net sales resulted in a higher percentage of fixed overhead costs in the current-year period.

European recreational vehicle gross profit decreased $20,314 to $99,845, or 13.8% of European recreational vehicle net sales, for the three months ended April 30, 2022 compared to $120,159, or 13.4% of European recreational vehicle net sales, for the three months ended April 30, 2021. The decrease in gross profit is due to the decrease in European recreational vehicle net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $62,590, or 8.6% of European recreational vehicle net sales, for the three months ended April 30, 2022 compared to $65,943, or 7.4% of European recreational vehicle net sales, for the three months ended April 30, 2021. The $3,353 decrease is primarily due to the impact of compensation and benefit costs decreasing by $2,747. Sales-related travel and promotional costs also decreased $889. These decreases were partially offset by an increase in license and tax-related costs, primarily due to a non-recurring favorable settlement on a non-income German tax structure fee in the prior-year period. The increase in the selling, general and administrative expense percentage is primarily due to the increase in the license and tax-related costs percentage and the lower net sales resulting in a higher percentage of fixed selling, general and administrative costs in the current-year period.

European recreational vehicle income before income taxes was $20,559, or 2.8% of European recreational vehicle net sales, for the three months ended April 30, 2022 compared to a net income of $43,993, or 4.9% of European recreational vehicle net sales, for the three months ended April 30, 2021. The decrease in percentage was primarily due to the increase in the selling, general and administrative expense percentage noted above, an increase in the amortization expense percentage of 0.6%, primarily due to the reduction in European recreational vehicle net sales, and a 0.6% increase in other expense as a percentage of European recreational vehicle net sales, primarily due to a non-recurring favorable legal settlement in the prior-year period.

Nine Months Ended April 30, 2022 Compared to the Nine Months Ended April 30, 2021

NET SALES:	Nine Months Ended April 30, 2022	Nine Months Ended April 30, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$6,866,059	$4,491,327	$2,374,732	52.9
North American Motorized	2,954,879	1,846,243	1,108,636	60.0
Total North America	9,820,938	6,337,570	3,483,368	55.0
European	2,080,729	2,230,191	(149,462)	(6.7)
Total recreational vehicles	11,901,667	8,567,761	3,333,906	38.9
Other	935,146	262,381	672,765	256.4
Intercompany eliminations	(346,054)	(105,730)	(240,324)	(227.3)
Total	$12,490,759	$8,724,412	$3,766,347	43.2

# OF UNITS:
Recreational vehicles
North American Towables	194,231	158,891	35,340	22.2
North American Motorized	22,589	17,916	4,673	26.1
Total North America	216,820	176,807	40,013	22.6
European	43,189	45,095	(1,906)	(4.2)
Total	260,009	221,902	38,107	17.2

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$1,239,162	18.0	$711,980	15.9	$527,182	74.0
North American Motorized	469,906	15.9	239,508	13.0	230,398	96.2
Total North America	1,709,068	17.4	951,488	15.0	757,580	79.6
European	257,418	12.4	287,177	12.9	(29,759)	(10.4)
Total recreational vehicles	1,966,486	16.5	1,238,665	14.5	727,821	58.8
Other, net	171,657	18.4	60,344	23.0	111,313	184.5
Total	$2,138,143	17.1	$1,299,009	14.9	$839,134	64.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$345,778	5.0	$232,549	5.2	$113,229	48.7
North American Motorized	152,535	5.2	93,184	5.0	59,351	63.7
Total North America	498,313	5.1	325,733	5.1	172,580	53.0
European	193,170	9.3	192,673	8.6	497	0.3
Total recreational vehicles	691,483	5.8	518,406	6.1	173,077	33.4
Other	55,982	6.0	18,561	7.1	37,421	201.6
Corporate	97,544	—	82,819	—	14,725	17.8
Total	$845,009	6.8	$619,786	7.1	$225,223	36.3

INCOME (LOSS) BEFORE INCOME TAXES:	Nine Months Ended April 30, 2022	% of Segment Net Sales	Nine Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$868,874	12.7	$456,752	10.2	$412,122	90.2
North American Motorized	309,228	10.5	139,768	7.6	169,460	121.2
Total North America	1,178,102	12.0	596,520	9.4	581,582	97.5
European	12,248	0.6	48,703	2.2	(36,455)	(74.9)
Total recreational vehicles	1,190,350	10.0	645,223	7.5	545,127	84.5
Other, net	93,531	10.0	37,801	14.4	55,730	147.4
Corporate	(162,379)	—	(140,067)	—	(22,312)	(15.9)
Total	$1,121,502	9.0	$542,957	6.2	$578,545	106.6

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2022 increased $3,766,347, or 43.2%, compared to the nine months ended April 30, 2021. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $427,391 of the $3,766,347 increase in net sales, or 4.9% of the 43.2% increase, as the current-year period includes nine months of Tiffin Group operations compared to three and one-half months in the prior-year period. The addition of Airxcel, acquired on September 1, 2021, accounted for $371,503 of the $3,766,347 increase in net sales, or 4.3% of the 43.2% increase. Approximately 16.7% of the Company’s net sales for the nine months ended April 30, 2022 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $3,766,347, or 43.2%, increase in consolidated net sales included a decrease of $109,621 from the change in currency exchange rates between the two periods. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the nine months ended April 30, 2022 increased $839,134, or 64.6%, compared to the nine months ended April 30, 2021. Consolidated gross profit was 17.1% of consolidated net sales for the nine months ended April 30, 2022 and 14.9% for the nine months ended April 30, 2021. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the nine months ended April 30, 2022 increased $225,223, or 36.3%, compared to the nine months ended April 30, 2021, primarily due to the increase in net sales given the variable nature of certain selling, general and administrative costs.

Amortization of intangible assets expense for the nine months ended April 30, 2022 increased $30,178 to $117,288 compared to $87,110 for the nine months ended April 30, 2021, with the increase primarily due to additional amortization of $25,930 from the acquisition of Airxcel as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Income before income taxes for the nine months ended April 30, 2022 was $1,121,502, as compared to $542,957 for the nine months ended April 30, 2021, an increase of $578,545, or 106.6%, primarily driven by the increase in net sales and improvement in gross margin noted above.

The overall effective income tax rate for the nine months ended April 30, 2022 was 23.6% compared with 20.9% for the nine months ended April 30, 2021. The primary reason for the increase in the overall effective income tax rate was certain unfavorable tax provision adjustments that primarily resulted from changes in estimates while completing the prior year tax return during the nine months ended April 30, 2022.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $14,725 to $97,544 for the nine months ended April 30, 2022 compared to $82,819 for the nine months ended April 30, 2021, an increase of 17.8%. This increase primarily relates to expenses accrued by the Company during the three months ended January 31, 2022 related to the ongoing investigation of the Company’s advertising practices in Germany, as discussed in Note 14 to the Condensed Consolidated Financial Statements. Other changes include costs recorded at Corporate related to our standby repurchase obligation reserve increasing by $6,099 due to dealer inventory level increases in the current-year period significantly exceeding dealer inventory increases in the prior-year period, and compensation-related costs increasing by $5,560. Charitable contributions also increased by $2,710. These cost increases were partially offset by a decrease in deferred compensation of $23,043, which was effectively offset by the increase in other expense related to the deferred compensation plan assets noted below.

Corporate interest, cost of products sold and other income and expense was $64,835 of net expense for the nine months ended April 30, 2022 compared to $57,248 of net expense for the nine months ended April 30, 2021. This increase in net expense of $7,587 included the change in the fair value of the Company’s deferred compensation plan assets due primarily to market fluctuations, which resulted in a total increase in other expense, net of $23,400 compared to the prior-year period. Research and development costs, which are related to product electrification and other Corporate-led innovation initiatives and are included in cost of products sold, also increased $7,662. These increases in expense were partially offset by a non-cash foreign currency gain of $15,949 related to certain Euro-denominated loans in the nine months ended April 30, 2022 as compared to a nominal loss in the prior-year period, a decrease in interest expense and fees on the debt facilities of $5,352 due primarily to reduced interest rates, partially offset by increased average debt balances, compared to the prior-year period, and a $2,139 gain related to corporate-owned life insurance benefits.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021:

	Nine Months Ended April 30, 2022	% of Segment Net Sales	Nine Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$4,316,049	62.9	$2,729,317	60.8	$1,586,732	58.1
Fifth Wheels	2,550,010	37.1	1,762,010	39.2	788,000	44.7
Total North American Towables	$6,866,059	100.0	$4,491,327	100.0	$2,374,732	52.9

	Nine Months Ended April 30, 2022	% of Segment Shipments	Nine Months Ended April 30, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	155,896	80.3	123,566	77.8	32,330	26.2
Fifth Wheels	38,335	19.7	35,325	22.2	3,010	8.5
Total North American Towables	194,231	100.0	158,891	100.0	35,340	22.2

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						31.9
Fifth Wheels						36.2
Total North American Towables						30.7

The increase in total North American towables net sales of 52.9% compared to the prior-year period resulted from a 22.2% increase in unit shipments and a 30.7% increase in the overall net price per unit due to the impact of changes in product mix and price. According to statistics published by RVIA, for the nine months ended April 30, 2022, combined North American travel trailer and fifth wheel wholesale unit shipments increased 18.2% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2022 and 2021, our North American market share for travel trailers and fifth wheels combined was 41.3% and 41.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 31.9% and the increase in the overall net price per unit within the fifth wheel product line of 36.2% were primarily due to the impacts of selective net price increases and product mix changes compared to the prior-year period.

North American towables cost of products sold increased $1,847,550 to $5,626,897, or 82.0% of North American towables net sales, for the nine months ended April 30, 2022 compared to $3,779,347, or 84.1% of North American towables net sales, for the nine months ended April 30, 2021. The changes in material, labor, freight-out and warranty costs comprised $1,774,449 of the $1,847,550 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 77.0% for the nine months ended April 30, 2022 compared to 78.1% for the nine months ended April 30, 2021, primarily as a result of a decrease in the labor cost percentage, mainly due to increased volumes combined with a more efficient workforce compared to the prior-year period. The freight-out cost percentage also decreased due to a higher percentage of units being picked up by dealers in the current-year period as opposed to being delivered. These reductions were partially offset by an increase in the material cost percentage compared to the prior-year period, as the continued benefit from reduced sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, was more than offset by increasing material costs since the prior-year period. Total manufacturing overhead increased $73,101 with the increase in net sales, but decreased as a percentage of North American towables net sales from 6.0% to 5.0%, as the increased net sales levels resulted in lower overhead cost per unit sold.

North American towables gross profit increased $527,182 to $1,239,162, or 18.0% of North American towables net sales, for the nine months ended April 30, 2022 compared to $711,980, or 15.9% of North American towables net sales, for the nine months ended April 30, 2021. The increase in the gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $345,778, or 5.0% of North American towables net sales, for the nine months ended April 30, 2022 compared to $232,549, or 5.2% of North American towables net sales, for the nine months ended April 30, 2021. The primary reason for the $113,229 increase was the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $90,166, and sales-related travel and promotion costs also increased $5,319. The remaining increase is primarily due to an increase in product-related settlement costs, primarily due to collection uncertainty on amounts due from applicable vendor suppliers for costs related to a product recall related to certain purchased parts utilized in certain of our North American towable products, as discussed in Note 14 to the Condensed Consolidated Financial Statements. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the increase in net sales.

North American towables income before income taxes was $868,874, or 12.7% of North American towables net sales, for the nine months ended April 30, 2022 compared to $456,752, or 10.2% of North American towables net sales, for the nine months ended April 30, 2021. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021:

	Nine Months Ended April 30, 2022	% of Segment Net Sales	Nine Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$1,314,067	44.5	$704,230	38.1	$609,837	86.6
Class C	1,057,015	35.8	912,124	49.4	144,891	15.9
Class B	583,797	19.7	229,889	12.5	353,908	153.9
Total North American Motorized	$2,954,879	100.0	$1,846,243	100.0	$1,108,636	60.0

	Nine Months Ended April 30, 2022	% of Segment Shipments	Nine Months Ended April 30, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	6,689	29.6	4,727	26.4	1,962	41.5
Class C	10,268	45.5	10,928	61.0	(660)	(6.0)
Class B	5,632	24.9	2,261	12.6	3,371	149.1
Total North American Motorized	22,589	100.0	17,916	100.0	4,673	26.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						45.1
Class C						21.9
Class B						4.8
Total North American Motorized						33.9

The increase in total North American motorized net sales of 60.0% compared to the prior-year period resulted from a 26.1% increase in unit shipments and a 33.9% increase in the overall net price per unit due to the impact of changes in product mix and price. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $373,238 of the $1,108,636 increase or 20.2% of the 60.0% increase, as the current period includes nine months of Tiffin Group operations as compared to three and one-half months in the prior-year period. According to statistics published by RVIA, for the nine months ended April 30, 2022, combined North American motorhome wholesale unit shipments increased 11.3% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2022 and 2021, our North American market share for motorhomes was 48.7% and 41.9%, respectively, with 2.5% of the 6.8% increase attributable to the Tiffin Group. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 45.1% was primarily due to the net impact of the higher-priced Tiffin Group product lines and selective net price increases. The Tiffin Group Class A product lines are primarily in the higher-priced diesel units as opposed to the more moderately-priced gas units, which represented the majority of the Class A units sold in the prior-year period. The increase in the overall net price per unit within the Class C product line of 21.9% was primarily due to product mix changes and selective net selling price increases since the prior-year period to offset rising material and other input costs. The decrease in the overall net price per unit within the Class B product line of 4.8% is primarily due to product mix changes as a result of a much higher concentration of sales of lower-priced Class B products in the current-year period, including increased sales of previously existing lower-priced models and the introduction of several new lower-priced models, as compared to the prior-year period.

North American motorized cost of products sold increased $878,238 to $2,484,973, or 84.1% of North American motorized net sales, for the nine months ended April 30, 2022 compared to $1,606,735, or 87.0% of North American motorized net sales, for the nine months ended April 30, 2021. The changes in material, labor, freight-out and warranty costs comprised $820,714 of the $878,238 increase due to the increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 79.0% for the nine months ended April 30, 2022 compared to 82.0% for the nine months ended April 30, 2021, with the decrease primarily due to a decrease in the material cost percentage, partially offset by modest increases in the labor and warranty cost percentages. The improvement in the material cost percentage is primarily due to a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, selective net selling price increases to cover known and anticipated material cost increases, and product mix changes, primarily due to a higher concentration of Tiffin Group products compared to the prior-year period. Total manufacturing overhead increased $57,524 due to the net sales increase and related increased employee wages, benefits and health insurance costs, and increased slightly as a percentage of North American motorized net sales from 5.0% to 5.1%.

North American motorized gross profit increased $230,398 to $469,906, or 15.9% of North American motorized net sales, for the nine months ended April 30, 2022 compared to $239,508, or 13.0% of North American motorized net sales, for the nine months ended April 30, 2021. The increase in gross profit was due primarily to the increase in North American motorized net sales, and the increase in the gross profit percentage was due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $152,535, or 5.2% of North American motorized net sales, for the nine months ended April 30, 2022 compared to $93,184, or 5.0% of North American motorized net sales, for the nine months ended April 30, 2021. The primary reason for the $59,351 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $52,586. Sales-related travel and promotional costs also increased $3,327.

North American motorized income before income taxes was $309,228, or 10.5% of North American motorized net sales, for the nine months ended April 30, 2022 compared to $139,768, or 7.6% of North American motorized net sales, for the nine months ended April 30, 2021. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021:

	Nine Months Ended April 30, 2022	% of Segment Net Sales	Nine Months Ended April 30, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,057,039	50.8	$1,227,182	55.0	$(170,143)	(13.9)
Campervan	520,778	25.0	529,500	23.7	(8,722)	(1.6)
Caravan	266,605	12.8	210,923	9.5	55,682	26.4
Other	236,307	11.4	262,586	11.8	(26,279)	(10.0)
Total European	$2,080,729	100.0	$2,230,191	100.0	$(149,462)	(6.7)

	Nine Months Ended April 30, 2022	% of Segment Shipments	Nine Months Ended April 30, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	17,430	40.4	20,586	45.7	(3,156)	(15.3)
Campervan	13,349	30.9	14,704	32.6	(1,355)	(9.2)
Caravan	12,410	28.7	9,805	21.7	2,605	26.6
Total European	43,189	100.0	45,095	100.0	(1,906)	(4.2)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(4.9)	6.3	1.4
Campervan	(4.9)	12.5	7.6
Caravan	(4.9)	4.7	(0.2)
Total European	(4.9)	2.4	(2.5)

The decrease in total European recreational vehicle net sales of 6.7% compared to the prior-year period resulted from a 4.2% decrease in unit shipments and a 2.5% decrease in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The overall net sales decrease of $149,462 includes a decrease of $109,621, or 4.9% included in the 6.7% overall decrease, due to the impact of the reduction in the foreign exchange rates since the prior-year period. This overall sales decrease was driven by the negative impacts of the lack of chassis availability, COVID-related shutdowns and other production disruptions due to component part shortages during the current-year period.

The overall net price per unit decrease of 2.5% includes the impact of foreign currency exchange rate changes, which accounts for a 4.9% decrease, partially offset by an increase of 2.4% due to mix and price on a constant-currency basis.

The increase in the overall net price per unit due to product mix and price within the Motorcaravan product line of 6.3% was primarily due to product mix changes and net selling price increases since the prior-year period. The increase in the overall net price per unit due to product mix and price within the Campervan product line of 12.5% was primarily due to the net impact of product mix changes and net selling price increases. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 4.7% was primarily due to the impact of product mix changes.

European recreational vehicle cost of products sold decreased $119,703 to $1,823,311, or 87.6% of European recreational vehicle net sales, for the nine months ended April 30, 2022 compared to $1,943,014, or 87.1% of European recreational vehicle net sales, for the nine months ended April 30, 2021. The changes in material, labor, freight-out and warranty costs comprised $122,758 of the $119,703 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales was 77.5% for the nine months ended April 30, 2022 compared to 77.8% for the nine months ended April 30, 2021, which included a slight decrease in the material cost percentage offset partially by an increase in the labor percentage. Total manufacturing overhead increased $3,055 with the volume increase and increased as a percentage of European recreational vehicle net sales from 9.3% to 10.2% primarily due to increased indirect labor and manufacturing employee benefit costs.

European recreational vehicle gross profit decreased $29,759 to $257,418, or 12.4% of European recreational vehicle net sales, for the nine months ended April 30, 2022 compared to $287,177, or 12.9% of European recreational vehicle net sales, for the nine months ended April 30, 2021. The decrease in gross profit and gross profit percentage is due to the increase in the cost of products sold and the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $193,170, or 9.3% of European recreational vehicle net sales, for the nine months ended April 30, 2022 compared to $192,673, or 8.6% of European recreational vehicle net sales, for the nine months ended April 30, 2021. The $497 increase included increases in license and tax expense of $2,445, primarily due to a non-recurring favorable settlement on a non-income German tax structure fee in the prior-year period, and an increase in miscellaneous expenses of $1,861, primarily due to a favorable legal reserve settlement in the prior-year period. These increases were mostly offset by compensation and benefit costs decreasing by $3,199. The increase in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the decrease in net sales.

European recreational vehicle net income before income taxes was $12,248, or 0.6% of European recreational vehicle net sales, for the nine months ended April 30, 2022 compared to a net income before income taxes of $48,703, or 2.2% of European recreational vehicle net sales, for the nine months ended April 30, 2021. The primary reason for the decrease in income before income taxes was the decrease in European recreational vehicle net sales. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above, as well as an increase in other expense as a percentage of European recreational vehicle net sales, primarily due to a non-recurring favorable settlement in the prior-year period.

Financial Condition and Liquidity

As of April 30, 2022, we had $329,297 in cash and cash equivalents, of which $245,877 was held in the U.S. and the equivalent of $83,420, predominantly in Euros, was held in Europe, compared to $445,852 on July 31, 2021, of which $282,220 was held in the U.S. and the equivalent of $163,632, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $116,555 decrease in cash and cash equivalents are described in more detail below.

Net working capital at April 30, 2022 was $1,386,857 compared to $1,008,738 at July 31, 2021. This increase is primarily attributable to the seasonal increases in inventory and accounts receivable, partially offset by the decrease in cash and cash equivalents noted above and an increase in accounts payable. Capital expenditures of $170,702 for the nine months ended April 30, 2022 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

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

Subsequent to April 30, 2022, we made principal payments of $115,000 on our U.S. term loan tranche, and our outstanding balance is $721,900 as of June 3, 2022. In addition, we made principal payments of 24,000 Euro (approximately $25,500) on our Euro term loan tranche, and our outstanding balance is $493,943 as of June 3, 2022 using the applicable foreign exchange rate at June 3, 2022. The U.S. and Euro term loan tranches are discussed in more detail in Note 12 to the Condensed Consolidated Financial Statements.

We anticipate capital expenditures during the remainder of fiscal 2022 for the Company of approximately $100,000, primarily for certain building projects and replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2022 was $637,549 as compared to net cash used in operating activities of $175,073 for the nine months ended April 30, 2021.

For the nine months ended April 30, 2022, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $1,082,146 of operating cash. The change in net working capital resulted in the use of $444,597 of operating cash during that period, primarily due to an increase in inventory, as production levels have increased due to continued heightened consumer demand, and ongoing supply constraints have caused work in process and other inventory categories to increase. In addition, there was a seasonal increase in accounts receivable. These increases were partially offset by an increase in accounts payable, primarily related to the inventory growth, and an increase in accrued liabilities.

For the nine months ended April 30, 2021, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $628,645 of operating cash. The change in working capital resulted in the use of $453,572 of operating cash during that period, primarily due to an increase in inventory, as production levels increased due to the heightened dealer demand and an increase in production lines and capacity. In addition, work in process inventory was higher than normal at April 30, 2021 due to elevated material component shortages on otherwise substantially completed units. Accounts receivable also reflected a seasonal increase, and required income tax payments during the nine months ended April 30, 2021 exceeded the income tax provision for the period as well. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2022 was $971,846, primarily due to $781,967 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, and capital expenditures of $170,702.

Net cash used in investing activities for the nine months ended April 30, 2021 was $381,028, primarily due to $310,938 used in business acquisitions and capital expenditures of $81,162.

Financing Activities

Net cash provided by financing activities for the nine months ended April 30, 2022 was $250,452, consisting primarily of borrowings of $660,088 on the revolving asset-based credit facilities, which included $625,000 borrowed in connection with the acquisition of Airxcel and $35,088 for temporary working capital needs, in addition to $500,000 in proceeds from the issuance of Senior Unsecured Notes in October 2021, which were then used as part of the $559,035 in payments on the ABL facility. Payments of $132,407 were also made on the term-loan credit facilities and other debt. Regular quarterly dividend payments of $0.43 per share for each of the first three quarters of fiscal 2022 were also made totaling $71,496, and $98,321 was used for treasury share repurchases.

Net cash used in financing activities for the nine months ended April 30, 2021 was $42,803, consisting primarily of borrowings of $225,676 on the revolving asset-based credit facilities, which included $165,000 borrowed in connection with the acquisition of the Tiffin Group and $60,676 for temporary working capital needs, partially offset by $184,247 in debt payments and regular quarterly dividend payments of $0.41 per share or each of the first three quarters of fiscal 2021 totaling $68,100.

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

The Company also holds $592,460 of debt denominated in Euros at April 30, 2022. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our April 30, 2022 debt balance by approximately $59,246.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of April 30, 2022, the Company has $326,300 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at April 30, 2022, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 18.2% of our weighted-average interest rate at April 30, 2022) would result in an estimated $9,944 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended April 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the COVID-19 pandemic, including supply chain disruptions, are ongoing, and macro economic issues like general inflation, as well as certain geopolitical events, including military conflicts, have recently surfaced, at this point there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2022, the Company used $39,990 to repurchase shares of common stock under its repurchase program. The Company’s remaining authorization for common stock repurchases was $151,679 at April 30, 2022.

A summary of the Company’s share repurchases during the three months ended April 30, 2022 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
2/1/22 – 2/28/22	—	$—	—	$191,669
3/1/22 – 3/31/22	—	$—	—	$191,669
4/1/22 – 4/30/22	499,106	$80.12	499,106	$151,679
	499,106		499,106

(1)On December 21, 2021 the Company announced that the Board of Directors of the Company authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through December 21, 2024. Under the share repurchase program, the Company is authorized to acquire, from time-to-time, outstanding shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases will be determined by the Company’s management team based upon its evaluation of market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. During the nine months ended April 30, 2022, the Company purchased 1,090,067 shares of its common stock at an aggregate purchase price of $98,321.

ITEM 6. EXHIBITS

Exhibit	Description
3.1
Thor Industries, Inc. Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018)

3.2	Thor Industries, Inc. Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.1
Form of Employment Agreement between the Company and Trevor Q. Gasper dated April 11, 2022 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2021 filed with the SEC on September 28, 2021)

10.2
Separation Agreement and Release between THOR Industries, Inc. and Josef Hjelmaker dated March 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2022)

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended April 30, 2022 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	June 8, 2022	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	June 8, 2022	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer